Form 10-Q
period 2000-09-30
BANK MUTUAL CORP
filed 2000-11-14
CIK 1123270

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                       -----    -----

                        Commission file number 000-31207

                             BANK MUTUAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  U.S.A.                                 39-2004336
      ------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

 4949 West Brown Deer Road, Milwaukee, WI                  53223
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip Code)


                                 (414) 354-1500
             ------------------------------------------------------
             (Registrant's telephone number, including area code)

                                       n/a
                                      -----
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No  X    (The registrant has not been subject to such filing requirements for the past 90 days.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock -- as of November 10, 2000, Bank Mutual Corporation had 22,341,665 outstanding shares of common stock, $0.01 par value.

                             BANK MUTUAL CORPORATION

                                   10-Q INDEX



                                                                                                         PAGE NO.
                                                                                                       ------------
PART I.           FINANCIAL INFORMATION:
------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS*

         Unaudited Consolidated Statement of Financial Condition
          as of September 30, 2000 and December 31, 1999                                                     3

         Unaudited Consolidated Statements of Income for the three months and
            the nine months ended September 30, 2000 and 1999                                               4-5

         Unaudited Consolidated Statement of Equity for the nine
            months ended September 30, 2000                                                                  6

         Unaudited Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999                                                                7

         Notes to Unaudited Consolidated Financial Statements                                               8-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                             10-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                          18


PART II. OTHER INFORMATION
----------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                                                  19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                   19

SIGNATURES                                                                                                  20



--------------------------
*See Note 1 to the financial statements for an explanation of the inclusion of financial statements of Mutual Savings Bank, as predecessor of Bank Mutual Corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

MUTUAL SAVINGS BANK
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                               SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                               -------------------    -----------------
                                                                              (In Thousands)

ASSETS
Cash and due from banks                                           $    23,697             $   21,367
Federal funds sold                                                                            25,000
Interest-earning deposits                                              13,144                132,592
                                                                  ------------            -----------
CASH AND CASH EQUIVALENTS                                              36,841                178,959

Securities available-for-sale, at fair value:
    Investment securities                                              77,795                 57,763
    Mortgage-related securities                                       452,199                374,100
Loans held for sale                                                     4,958                    541
Loans receivable, net                                               1,131,708              1,082,795
Real estate owned                                                       4,831                  4,953
Office properties and equipment                                        26,768                 26,871
Federal Home Loan Bank stock, at cost                                  14,844                 13,537
Accrued interest receivable                                             9,546                  8,620
Intangible assets                                                      10,792                 11,496
Other assets                                                           10,089                  9,871
                                                                  ------------            -----------
                                                                  $ 1,780,371             $1,769,506
                                                                  ============            ===========
LIABILITIES
Deposits                                                          $ 1,296,920             $1,343,007
Borrowings                                                            270,520                242,699
Advance payments by borrowers for taxes and insurance                  18,588                  1,661
Other liabilities                                                      19,746                 18,319
                                                                  ------------            -----------
TOTAL LIABILITIES                                                   1,605,774              1,605,686


EQUITY
Retained earnings                                                     179,674                169,746
Net unrealized gain (loss) on securities available-for-sale            (5,077)                (5,926)
                                                                  ------------            -----------
TOTAL EQUITY                                                          174,597                163,820
                                                                  ------------            -----------
                                                                  $ 1,780,371             $1,769,506
                                                                  ============            ===========


            See Notes to Unaudited Consolidated Financial Statements.

MUTUAL SAVINGS BANK
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                             THREE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                        2000                 1999
                                                                     ---------             --------
                                                                               (In Thousands)

Interest income:
    Loans                                                            $21,711                $19,841
    Investment securities                                              1,544                  5,269
    Mortgage-related securities                                        7,961                  4,676
                                                                   ----------              ---------
                                       TOTAL INTEREST INCOME          31,216                 29,786
Interest expense:
    Deposits                                                          15,463                 15,121
    Borrowings                                                         4,108                  3,593
    Advance payments by borrowers for taxes and insurance                102                    112
                                                                   ----------              ---------
                                       TOTAL INTEREST EXPENSE         19,673                 18,826
                                                                   ----------              ---------
                                          NET INTEREST INCOME         11,543                 10,960
Provision for loan losses                                                 40                     32
                                                                   ----------              ---------
                                       NET INTEREST INCOME AFTER
                                       PROVISION FOR LOAN LOSSES      11,503                 10,928
Non-interest income:
    Service charges on deposits                                          662                    637
    Brokerage commissions                                                438                    497
    Servicing fees on loans sold                                         100                    110
    Loan fees and service charges                                        105                    140
    Gain (loss) on sale of securities                                      1                   (112)
    Gains on sales of loans                                              109                     71
    Other                                                                768                    477
                                                                   ---------               ---------
                                       TOTAL NON-INTEREST INCOME       2,183                  1,820

Non-interest expense:
    Compensation, payroll taxes and other employee benefits            4,468                  4,322
    Federal insurance premiums                                            68                    199
    Occupancy                                                          1,249                  1,369
    Data processing                                                      374                    382
    Marketing                                                            625                    411
    Amortization of intangibles                                          235                    677
    Other                                                              1,443                  1,476
                                                                   ----------              ---------
                                       TOTAL NON-INTEREST EXPENSE      8,462                  8,836

                                       INCOME BEFORE INCOME TAXES      5,224                  3,912
Income taxes                                                           1,810                  1,508
                                                                   ----------              ---------
                                                       NET INCOME   $  3,414               $  2,404
                                                                   ==========              =========




            See Notes to Unaudited Consolidated Financial Statements.

MUTUAL SAVINGS BANK
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                       2000                 1999
                                                                       ----                 ----
                                                                            (In Thousands)

Interest income:
    Loans                                                            $63,114                $59,578
    Investment securities                                              4,759                 15,678
    Mortgage-related securities                                       23,821                 13,179
                                                                    ---------             ----------
                                          TOTAL INTEREST INCOME       91,694                 88,435
Interest expense:
    Deposits                                                          45,202                 46,106
    Borrowings                                                        11,340                 10,638
    Advance payments by borrowers for taxes and insurance                192                    209
                                                                    ---------             ----------
                                         TOTAL INTEREST EXPENSE       56,734                 56,953
                                                                    ---------             ----------

                                            NET INTEREST INCOME       34,960                 31,482
Provision for loan losses                                                276                    235
                                                                    ---------             ----------
                                      NET INTEREST INCOME AFTER
                                      PROVISION FOR LOAN LOSSES       34,684                 31,247
Non-interest income:
    Service charges on deposits                                        1,899                  1,869
    Brokerage commissions                                              1,432                  1,324
    Servicing fees on loans sold                                         305                    339
    Loan fees and service charges                                        397                    536
    Gain (loss) on sale of securities                                     20                   (300)
    Gains on sales of loans                                              152                    507
    Other                                                              2,082                  1,381
                                                                    ---------             ----------
                                       TOTAL NON-INTEREST INCOME       6,287                  5,656

Non-interest expense:
    Compensation, payroll taxes and other employee benefits           13,307                 12,904
    Federal insurance premiums                                           210                    615
    Occupancy                                                          3,851                  4,215
    Data processing                                                    1,116                    958
    Marketing                                                          1,881                  1,548
    Amortization of intangibles                                          704                  2,033
    Other                                                              4,163                  4,442
                                                                    ---------             ----------
                                        TOTAL NON-INTEREST EXPENSE    25,232                 26,715

                                        INCOME BEFORE INCOME TAXES    15,739                 10,188
Income taxes                                                           5,811                  3,894
                                                                    ---------             ----------
                                                        NET INCOME  $  9,928              $   6,294
                                                                    =========             ==========


           See Notes to Unaudited Consolidated Financial Statements.

MUTUAL SAVINGS BANK
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF EQUITY


                                                                        ACCUMULATED
                                                                           OTHER
                                                    RETAINED           COMPREHENSIVE           TOTAL
                                                    EARNINGS               INCOME             EQUITY
                                                  ------------    ------------------------  ------------
                                                                        (In Thousands)

For the Nine Months Ended September 30, 2000
--------------------------------------------
Balance at December 31, 1999                        $169,746              $(5,926)              $163,820
    Comprehensive income:
        Net income                                     9,928                                       9,928
        Other comprehensive income
            Change in net unrealized gain(loss)
            on securities available-for-sale, net
            of deferred income tax benefit of
            $476                                                              849                    849
                                                                                            ------------
    Total comprehensive income                                                                    10,777
                                                  ----------           ----------           ------------
Balance at September 30, 2000                       $179,674              $(5,077)              $174,597
                                                  ==========           ==========           ============



            See Notes to Unaudited Consolidated Financial Statements.

MUTUAL SAVINGS BANK
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                2000                1999
                                                                                ----                ----
                                                                                      (In Thousands)

                                NET CASH PROVIDED BY OPERATING ACTIVITIES    $    6,810          $     2,963

Cash flows from investing activities:
    Proceeds from maturities of investments securities                           27,424               65,000
    Purchases of investment securities                                         (161,068)             (20,000)
    Purchases of mortgage-related securities                                          -              (83,487)
    Net purchases of investments in mutual funds                                 (1,340)              (1,096)
    Principal payments on mortgage-related securities                            38,501               49,119
    Net (increase) decrease in loans receivable                                 (51,730)             (17,857)
    Proceeds from sale of foreclosed properties                                   2,999                2,062
    Purchase of Federal Home Loan Bank stock                                     (1,307)                   -
    Purchase of office properties and equipment                                  (1,068)                (993)
                                                                             ----------          -----------
                                 NET CASH USED BY INVESTING ACTIVITIES         (147,589)              (7,252)

Cash flows from financing activities:
    Net decrease in deposits                                                    (46,087)             (34,705)
    Net increase in short-term borrowings                                        70,000                    -
    Repayments of long-term borrowings                                          (42,179)                (123)
Net increase in advance payments by borrowers for taxes and insurance            16,927               16,842
                                                                             ----------          -----------
                                 NET CASH USED BY FINANCING ACTIVITIES           (1,339)             (17,986)

                                 DECREASE IN CASH AND CASH EQUIVALENTS         (142,118)             (22,275)
Cash and cash equivalents at beginning of period                                178,959              330,248
                                                                             ----------          -----------
                             CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   36,841          $   307,973
                                                                             ==========          ===========


 Supplemental Information to the Statement of Cash Flows:

     Interest on deposits                                                    $   43,342           $   43,800
     Income taxes                                                                 5,607                4,947
     Loans transferred to foreclosed properties and repossessed assets            2,541                1,445
     Mutual fund liquidation proceeds                                                 -               14,047



            See Notes to Unaudited Consolidated Financial Statements.

MUTUAL SAVINGS BANK
    AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Mutual Savings Bank included herein have been included by Bank Mutual Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a successor to Mutual Savings Bank ("Mutual Savings") in a regulatory restructuring into a mutual holding company form, which was effective on November 1, 2000. The restructuring included the capitalization of the Company, the sale of certain of its common shares, and the acquisition by the Company of all of the shares of Mutual Savings. Simultaneously, the Company acquired First Northern Capital Corp. These financial statements do not include the effects of the restructuring or the First Northern Capital Corp. acquisition.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statement of Equity and Unaudited Consolidated Statements of Cash Flows contained all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Mutual Savings and subsidiaries at September 30, 2000 and December 31, 1999, the results of their income for the three and nine months ended September 30, 2000 and 1999, the changes in equity for the nine months ended September 30, 2000, and their cash flows for the nine months ended September 30, 2000 and 1999. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company's Registration Statement on Form S-1, No. 333-39362. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


NOTE 2   RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS NO. 123, an entity may elect to recognize stock-based compensation expense based on the fair value of the awards, or they may elect to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If an entity elects to account for stock-based compensation under APB No. 25, it is not required to recognize expense based on the fair value of the awards. However the entity must disclose in the financial statement the effects of SFAS No. 123, as if the recognition provisions of SFAS No. 123 were adopted.


Subject to shareholder approval, Bank Mutual will establish certain other stock-based compensation plans. Bank Mutual currently expects that it will not adopt the recognition provisions of the statement, but will provide the required footnote disclosures. Therefore, it is not expected that the adoption of SFAS No. 123 will have a material impact to the financial position or results of operations.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement established standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share," and makes them more comparable with international EPS standards.

Mutual Savings, as a mutual savings bank, does not have common stock authorized, issued or outstanding and do not calculate or present EPS. Such disclosures will be reportable for financial statements after November 1, 2000.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognized all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

SFAS NO. 133, as amended, is effective for all quarters of those years beginning after June 15, 2000. This statement may not be applied retroactively to financial statements prior periods. As Mutual Savings does not utilize derivatives, it does not expect that the adoption of SFAS No. 133 will have a material impact on our financial position or results of operations.

At September 30, 2000, Mutual Savings does not provide stock-based compensation to its employees. However, on November 1, 2000, concurrent with the restructuring, the Company established an Employee Stock Ownership Plan and Trust, the accounting for which will comply with the American Institute of Certified Public Account's Statement of Position 93-6, " Employers' Accounting for Employee Stock Ownership Plans." In accordance with this Statement, expense equal to the cost of the shares contributed to the Plan will be charged to future earnings in proportion to and over the period that the shares are scheduled to be released from the Trust. This will have a negative effect on the future earnings of the Company.

IMPACT OF INFLATION AND CHANGING PRICES.

The financial statements and accompanying notes of Mutual Savings have been prepared in accordance with the generally accepted accounting principles (GAAP). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis reflects Mutual Savings' consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of its financial condition and results of operations. You should read the information in this section in conjunction with the consolidated financial statements and accompanying notes included herein.

On November 1, 2000, Mutual Savings completed its regulatory restructuring into mutual holding company form. In the restructuring, Mutual Savings Bank became a wholly-owned subsidiary of Bank Mutual Corporation. Bank Mutual Corporation is 50.1% owned by Mutual Savings Bancorp, MHC; the balance of shares of Bank Mutual Corporation were either issued in a subscription offering to Mutual Savings depositors or issued in Bank Mutual's acquisition of First Northern Capital Corp. In the acquisition of First Northern, Bank Mutual issued shares of Bank Mutual Corporation and cash, and First Northern, the parent of First Northern Savings Bank, was merged into Bank Mutual.

Because these transactions did not occur until after September 30, 2000 they are not reflected in the accompanying financial statements or in this management's discussion and analysis. Bank Mutual is accounting for the restructuring as a de-mutualization transaction, in which results of Bank Mutual will be restated for Mutual Savings' prior results in a manner similar to a pooling of interests. The First Northern acquisition is being accounted for using purchase accounting, so that the assets and results of operations of First Northern will be reflected in Bank Mutual's financials only from and after the November 1, 2000 date of acquisition.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The discussions in this report which are not historical statements contain forward-looking statements that involve risks and uncertainties. Statements which "are not historical statements" include those in the future tense or which use terms such as "believe," "expect" and "anticipate". Bank Mutual's actual future results could differ in important and material ways from those discussed. Many factors could cause or contribute to such differences. These factors include those which Bank Mutual discusses above in its SEC filings. You should also carefully read Management's Discussion and Analysis of Financial Condition and Results of Operations herein and in those filings for a discussion of factors affecting Bank Mutual.


COMPARISON OF STATEMENT OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

Mutual Savings total assets increased $10.9 million or 0.6%, at September 30, 2000 as compared to December 31, 1999. The increase is primarily the result of the reinvestment of operating cash flows for the nine month period into interest-earning assets.

Cash and cash equivalents decreased $142.1 million or 79.4% as of September 30, 2000 compared to December 31, 1999. This decrease is the result of the reinvestment of short-term assets into longer term, higher yielding investments, mortgage-related securities, and loans.

Investment securities available for sale increased $20.0 million or 34.7% as of September 30, 2000 compared to December 31, 1999. Mortgage-related securities available for sale increased $78.1 million, or 20.9%, as of September 30, 2000 compared to December 31, 1999.

Loans available for sale increased $4.4 million or 816.5% at September 30, 2000 compared to December 31, 1999. This increase reflects higher activity in mortgage loan sales as a result of the lower market interest rate environment, which has made fixed rate mortgage loans more attractive to borrowers.

Loans receivable increased $48.9 million, or 4.5%, at September 30, 2000 compared to December 31, 1999. One to four-family first mortgage loans decreased $25.3 million, or 3.4%; multi-family first mortgage loans increased $12.7 million or 23.5%; commercial first mortgage loans increased $20.1 million or 38.3%; construction and development first mortgage loans increased $29.4 million or 110.8%; total consumer loans increased $35.2 million or 18.7% and undisbursed loan proceeds increased 152.5%. Home equity and home improvement lending comprised $35.7 million or 101.5% of the growth in consumer loans offset by a decrease in student and other consumer loans. These changes reflect management's strategy of increasing the multi-family, commercial real estate and consumer loan originations. Multi-family, commercial real estate and consumer loans historically have higher yields than the one-to four-family first mortgage loans.

Deposits decreased $46.1 million, or 3.4%, at September 30, 2000 compared to December 31, 1999. This decrease is the result of other financial institutions and money market funds offering higher interest rates. Mutual believes that it is not the appropriate time to acquire high cost deposits as market interest rates may be high in comparison to other funding alternatives. Borrowings increased $27.8 million or 11.5% at September 30, 2000 compared to December 31, 1999. The increase in borrowings was the result of using Federal Home Loan Bank of Chicago ("FHLB") borrowings as a source of funds to offset the decrease in deposits. Advance payments by borrowers increased $16.9 million at September 30, 2000 compared to December 31, 1999. This increase is due to normal seasonal growth as borrowers' funds are accumulated to pay real estate taxes at the end of the calendar year.

Equity increased $10.8 million or 6.6% at September 30, 2000 compared to December 31, 1999. This increase is the result of $9.9 million in earnings for the nine months ended September 30, 2000 as well as an increase of $849,000 in other comprehensive income for the same period.

ASSET QUALITY

The following table provides information about non-performing loans and assets at September 30, 2000 and December 31, 1999:


                                                                   AT SEPTEMBER 30             AT DECEMBER 31
                                                                        2000                         1999
                                                                 ---------------------       -------------------
                                                                             (Dollars in Thousands)


Non-accrual mortgage loans                                            $    955                     $3,372
Non-accrual consumer and other loans                                       199                        283
Accruing loans delinquent 90 days or more                                1,076                      1,152
                                                                      --------                     ------

Total non-performing loans                                               2,230                      4,807
Foreclosed real estate, net                                              2,896                      3,018
                                                                      --------                     ------

Total non-performing assets                                            $ 5,126                     $7,825
                                                                       =======                     ======

Non-performing loans as a percent
   of total loans                                                         0.20%                      0.44%
                                                                          ====                       ====

Non-performing assets as a percent
   of total assets                                                        0.29%                      0.44%
                                                                          ====                       ====

Allowance for loan losses as a percent of
   non-performing assets                                                138.71%                     88.79%
                                                                       =======                     ======


Total non-performing loans decreased $2.6 million or 53.6% as of September 30, 2000 compared with December 31, 1999. The primary cause of the reduction was the resolution of delinquent first mortgage loans.

The following table provides information on the loan loss allowance at September 30, 2000 and December 31, 1999.


                                                               AT AND FOR THE          AT AND FOR THE
                                                             NINE MONTHS ENDED           YEAR ENDED
                                                             SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                             ------------------      -----------------
                                                                      (Dollars in Thousands)

    Balance at the beginning of the period                       $6,948                    $6,855
    Provisions for the loan losses                                  276                       350

    Charge-offs:
        First mortgage loans                                        (38)                     (152)
        Consumer and other loans                                    (99)                     (189)
                                                                 ------                    ------
            Total charge-offs                                      (137)                     (341)

    Recoveries:
       First mortgage loans                                           -                        40
       Consumer and other loans                                      23                        44
                                                                 ------                    ------
           Total recoveries                                          23                        84
                                                                 ------                    ------

    Net (charge-offs) recoveries                                   (114)                     (257)
                                                                 ------                    ------

    Balance at the end of the period                             $7,110                    $6,948
                                                                 ======                    ======

Net charge-offs to average loans                                   0.01%                     0.02%
                                                                   ====                      ====


Allowance as a percent of total loans                              0.63%                     0.64%
                                                                   ====                      ====

Allowance as a percent of non-performing loans                   318.83%                   144.54%
                                                                 ======                    ======


Allowance for loan losses to non-performing loans increased to 318.83% as of September 30, 2000 from 144.54% as of December 31, 1999. The increased coverage ratio was the result of lower balances in non-performing first mortgage loans.

At September 30, 2000 there were $2.7 million of performing loans to borrowers where available information causes management to have doubts as to the ability of such borrowers to continue to comply with present loan repayment terms and would indicate that such loans had the potential to be included as non-accrual, past due or impaired (as defined in SFAS No. 114) in future periods. However, no loss is anticipated at this time.

COMPARISON OF OPERATING RESULTS

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents certain information regarding Mutual Savings' financial condition and net interest income for the three and nine months ended September 30, 2000 and 1999. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made as Mutual Savings has no investments which are tax exempt.


                                                           NINE MONTHS ENDED SEPTEMBER 30

                                                       2000                                 1999
                                        --------------------------------------------------------------------------
                                                       INTEREST                             INTEREST
                                          AVERAGE       EARNED/     YIELD/      AVERAGE      EARNED/     YIELD/
                                          BALANCE        PAID        RATE       BALANCE        PAID      RATE
                                          -------      --------    ------       -------     -------      -----
                                                                    (Dollars in Thousands)

ASSETS:
INTEREST-EARNING ASSETS (1):
    Loans receivable, net and
       loans available-for-sale          $1,120,528    $63,114      7.51%   $1,065,087    $59,578        7.46%
    Mortgage-related securities (2)         467,794     23,821      6.79%      278,916     13,179        6.30%
    Investment securities (2)                86,387      3,980      6.14%      407,929     15,028        4.91%
    Federal Home Loan Bank stock             14,210        779      7.31%       13,537        650        6.40%
                                         ----------    -------      ----    ----------    -------        ----
       Total interest-earning assets      1,688,919     91,694      7.24%    1,765,469     88,435        6.68%
                                                       -------                            -------

    Non interest-earning assets:             65,891                             89,093
                                         ----------                        -----------
    Total assets                         $1,754,810                         $1,854,562
                                         ==========                         ==========

                                       13


                                                           NINE MONTHS ENDED SEPTEMBER 30

                                                       2000                                 1999
                                        --------------------------------------------------------------------------
                                                       INTEREST                             INTEREST
                                          AVERAGE       EARNED/     YIELD/      AVERAGE      EARNED/     YIELD/
                                          BALANCE        PAID        RATE       BALANCE        PAID      RATE
                                          -------      --------    ------       -------     -------      -----
                                                                    (Dollars in Thousands)

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
    Savings deposits                    $   148,457      2,740      2.46%   $  165,302      2,952        2.38%
    Money market accounts                   224,397      8,607      5.11%      194,877      6,957        4.76%
    Interest-bearing demand accounts         86,123        671      1.04%       89,558        707        1.05%
    Time deposits                           800,202     33,184      5.53%      885,146     35,490        5.34%
                                        -----------    -------     -----    ----------    -------        ----
     Total deposits                       1,259,179     45,202      4.79%    1,334,883     46,106        4.61%
    Advance payment by borrowers
        for taxes and insurance              10,330        192      2.48%       10,383        209        2.68%
    Borrowings                              254,217     11,340      5.95%      270,766     10,638        5.24%
                                        -----------    -------     -----    ----------    -------        ----

     Total interest-bearing liabilities   1,523,726     56,734      4.96%    1,616,032     56,953        4.70%
                                        -----------    -------     -----    ----------    -------        ----

NON-INTEREST-BEARING LIABILITIES:
    Non-interest-bearing deposits            45,750                             42,769
    Other non-interest-bearing               18,978                             19,237
        liabilities                     -----------                         ----------
       Total non-interest-bearing            64,728                             62,006
        liabilities                     -----------                         ----------

       Total liabilities                  1,588,454                          1,678,038
    Equity                                  166,356                            176,524
                                        -----------                         ----------

       Total liabilities and equity      $1,754,810                         $1,854,562
                                        ===========                         ==========
Net interest income/net
    interest rate spread (3)                           $34,960      2.28%                 $31,482        1.98%
                                                       =======      ====                  =======        ====
Net interest-earning assets/net
    interest margin (3)                 $   165,193                 2.76%   $  149,437                   2.38%
                                        ===========                 ====    ==========                    ===

Average interest-earning assets to
    average interest-bearing liabilities       1.11x                              1.09x
                                               ====                               ====

----------------------------------------------------

(1)      Nonaccural loans are included in their respective categories.
(2)      Balances of securities are based upon amortized security cost.
(3)      Annualized percentage.

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

         (1) changes attributable to changes in volume (change in volume multiplied by prior rate);
         (2) changes attributable to change in rate (changes in rate multiplied by prior volume); and
         (3) the net change.

         The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                    2000 VS 1999
                                                              INCREASE(DECREASE) DUE TO:
                                                 VOLUME (1)           RATE (2)              NET (3)
                                              --------------        ----------            ---------
                                                                   (IN THOUSANDS)
Interest-earning assets:
    Loans receivable                             $  3,102             $    434             $  3,536
    Mortgage-related securities                     9,548                1,094               10,642
    Investment securities                         (14,095)               3,047              (11,048)
    Federal Home Loan Bank stock                       34                   95                  129
                                                 --------             --------             --------
    TOTAL                                          (1,411)               4,670                3,259
                                                 --------             --------             --------

Interest-bearing liabilities:
    Savings deposits                                 (308)                  96                 (212)
    Money market accounts                           1,106                  544                1,650
    Demand and NOW accounts                           (27)                  (9)                 (36)
    Time Deposits                                  (3,492)               1,186               (2,306)
    Advance payments by borrowers for
       taxes and insurance                             (2)                 (15)                 (17)
    Borrowings                                       (678)               1,380                  702
                                                 --------             --------             --------
    Total                                          (3,401)               3,182                 (219)
                                                 --------             --------             --------
Net change in net interest income                $  1,990             $  1,488             $  3,478
                                                 ========             ========             ========


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. Net income was $3.4 million and $9.9 million for the three months and nine months ended September 30, 2000, respectively as compared to $2.4 million and $6.3 million during the same periods in 1999. This represents a $1.0 million and $3.6 million increase, respectively, for the three and nine month periods. The increases in net income were primarily attributable to an increase in the net interest margin, non-interest income and a reduction in non-interest expense partially offset by an increase in income taxes.


INTEREST INCOME. Total interest income increased $1.4 million, or 5.0%, for the three months ended September 30, 2000 compared the three months ended September 30, 1999. For the nine months ended September 30, 2000 total interest income increased $3.3 million, or 3.7%, compared to the same period of the prior year. The increases for the three and nine months ended September 30, 2000 are the result of the growth in the loan portfolio and the increased yield earned on the loan portfolio.

Interest on loans increased $1.9 million, or 9.4%, for the three months ended September 30, 2000 compared to the same period of the prior year and $3.5 million, or 5.9%, for the nine months ending September 30, 2000 as compared to the same period of the prior year. Interest on investments decreased $3.7 million, or 70.7%, and interest on mortgage-related securities increased $3.3 million, or 70.3%, for the three months ended September 30, 2000 compared with the corresponding prior period. For the nine month period ending September 30, interest on investments decreased $10.9, million or 69.6%, and interest on mortgage related securities increased $10.6 million, or 80.8%, in 2000, compared to the same period in 1999. The decrease in investment income for the third quarter of 2000 and the nine months ended September 30, 2000, was a result of reinvesting the investment interest income and maturities into loans. Mortgage-related securities income increased for the three and nine months ended September 30, 2000 primarily from a purchase of $200.0 million of mortgage-related securities in November and December of 1999. Mutual borrowed the $200.0 million from the FHLB and reinvested those funds into mortgage-related securities.

The average balance of total interest-earning assets decreased $76.6 million, or 4.3%, for the nine months ended September 30, 2000 as compared to the average balance for the same period of the previous year. The average balance of loans increased; the average balance in mortgage-related securities increased; the average balance in investment securities decreased. This change in the mix of assets reflects the re-deployment of investment securities into higher yielding loans and mortgage-related securities. The reduction in total assets was the result of funding the decrease in deposits.

For the nine months ended September 30, 2000, when compared to same period for the previous year, the impact on interest income from the decrease in the average balance of interest earning assets was offset by 56 basis point increase in the annualized average yield on total interest-earning assets. This was the result of the reinvestment of investment securities into loans and mortgage-related securities.

INTEREST EXPENSE. Interest expense on deposits increased $342,000, or 2.3% for the three months ended September 30, 2000 compared to the same period of the previous year and decreased $904,000, or 2.0%, for the nine months ended September 30, 2000 compared to the same period of the previous year. The increase in interest expense for the third quarter of 2000 was the result of an increase in the cost of renewing and acquiring deposits.

The average balance of total interest-bearing liabilities decreased $92.3 million, or 5.7%, for the nine month period ended September 30, 2000 when compared to the same period of the prior year. This was primarily the result of a decrease of $75.7 million for nine month period in the average balance of deposits. All categories of deposits experienced decreases in average balances with the exception of money market accounts, which increased $29.5 million, or 15.1%. The increase in money market accounts was the direct result of the increased interest rate paid on those accounts. The effect of the decrease in the average balance of total deposits was partially offset, however, by an 18 basis point increase in the average cost of total deposits for the nine month period ended September 30, 2000 when compared to the same period of the prior year. These increases reflect the rising costs of time deposits and money market accounts.

The annualized average cost of borrowings increased 71 basis points for the nine months ended September 30, 2000, when compared to the average cost of the same period of the prior year. The increased cost of borrowings reflects the upward pricing of borrowings as a result of the current higher interest rate environment. The upward pricing of interest-bearing liabilities resulted in a 26 basis point increase in the total cost of interest-bearing liabilities for the nine month period ending September 30, 2000, when compared to the same period of the prior year.

NET INTEREST INCOME. Net interest income increased $583,000, or 5.3%, to $11.5 million for the third quarter of 2000 compared with $11.0 million for the third quarter of 1999. For the nine month period ended September 30, 2000, net interest income increased $3.5 million, or 11.0%, to $35.0 million compared to $31.5 million for the same period of the prior year. The net interest spread increased to 2.28% for the third quarter ended September 30, 2000 from 2.07% for the comparable period of 1999. Additionally, the annualized net interest margin increased to 2.75% for the third quarter ended September 30, 2000 from 2.47% for the same period of the previous year. For the nine months ended September 30, 2000, the net interest spread increased to 2.28% compared to 1.98% for the same nine months of the prior year. The net interest margin increased to 2.76% for the nine months ended September 30, 2000 compared to 2.38% for the same nine months of the prior year.

PROVISION FOR LOAN LOSSES. The provision for losses increased $8,000 for the three months and $41,000 for the nine months period ended September 30, 2000 compared to the same periods of the previous year. The allowance for loan losses at September 30, 2000 was $7.1 million, or 318.8%, of non-performing loans. Non-performing loans at September 30, 2000 were $2.2 million compared with $4.8 million at December 31, 1999. Future provisions for loan losses will continue to be based upon the assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated future losses.

NON-INTEREST INCOME. Total non-interest income, consisting of service fees, gain on sale of loans and other income, increased $363,000, or 19.9%, and $631,000, or 11.2%, for the three months and nine months ended September 30, 2000 respectively. Gain on sale of real estate owned primarily resulted in the increase in non-interest income.

NON-INTEREST EXPENSE. Total non-interest expense, consisting primarily of salaries and employee benefits, occupancy expense, other operating expenses and amortization of intangible assets, decreased $374,000, or 4.2%, and $1.5 million, or 5.6%, for the three and nine months ended September 30, 2000 respectively. The decrease in amortization of intangibles for the third quarter of 2000 and the nine months ended September 30, 2000, resulted from the 1999 year-end impairment and resulting write down of intangible assets from a 1997 acquisition, was the primary factor in this decrease. Other factors affecting non-interest expense for the three and nine month periods included increases in compensation; 3.4% and 3.1% respectively; and increases in marketing expenses, 52.1% and 21.5% respectively; decreases in office occupancy, 8.8% and 8.6% respectively; and decreases in FDIC insurance premiums, 65.8% for both periods. The increase in marketing expense was the result of a direct marketing campaign for consumer loans and the reduction in FDIC insurance premiums was the result of a rate reduction by the Federal Deposit Insurance Corporation.

INCOME TAXES. Income tax expense increased $302,000, or 20.0%, and $1.9 million, or 49.2%, for the three and nine-month periods ended September 30, 2000 as compared to the same periods of the prior year. The effective income tax rate was 34.6% compared to 38.5% for the three months and 36.9% compared to 38.2% for the nine months both ended September 30, 2000 and 1999, respectively. This decrease in the effective income tax rate was the result of additional assets held in Mutual Savings' Nevada subsidiary, which is not subject to Wisconsin franchise taxes.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management of Interest Rate Risk" in the Company's Registration Statement Form S-1 No. 333-39362. That explanation is incorporated herein by reference. There has been no material change in the Mutual Savings' asset and liability position or the market value of the Mutual Savings portfolio equity since June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On November 1, 2000, Mutual Savings Bank ("Mutual Savings") completed its regulatory restructuring, under a Plan of Restructuring approved by the Office of Thrift Supervision and the depositors of Mutual Savings, into a mutual holding company form of organization. Pursuant to that restructuring, the Bank became a wholly-owned subsidiary of the Company. The Company, in turn, is now 50.1% owned by Mutual Savings Bancorp, MHC (the "MHC"), a mutual holding company of which the depositors of Mutual Savings are members.

In addition to the restructuring, on November 1, 2000, the Company also completed its acquisition of First Northern Capital Corp. under an Agreement and Plan of Merger among Mutual Savings, the Company (as assignee) and First Northern. As a result of the transaction, First Northern Savings Bank became a wholly-owned subsidiary of the Company.

These transactions will be discussed more fully in a Report on Form 8-K to be filed by the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

         (b) Reports on Form 8-K: In the quarter ended September 30, 2000, the Registrant did not file any Reports on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BANK MUTUAL CORPORATION
                                           -----------------------
                                           (Registrant)


Date  November 13, 2000                    /s/ Michael T. Crowley, Jr.
                                           -------------------------------------
                                           Michael T. Crowley, Jr.
                                           Chairman and Chief Executive Officer


Date  November 13, 2000                    /s/ Rick B. Colberg
                                           -------------------------------------
                                           Rick B. Colberg
                                           Chief Financial Officer

                                  EXHIBIT INDEX

                             BANK MUTUAL CORPORATION

                 Form 10-Q for Quarter Ended September 30, 2000



         Exhibit No.             Description
         -----------             -----------

           27                    Financial Data Schedules