Form 10-K405
period 2000-12-31
BANK MUTUAL CORP
filed 2001-03-27
CIK 1123270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 2000

                        Commission file number: 000-31207

                             BANK MUTUAL CORPORATION
             (Exact name of registrant as specified in its charter)


            WISCONSIN                                39-2004336
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
incorporation or organization)

4949 WEST BROWN DEER ROAD, MILWAUKEE, WI                              53223
------------------------------------------                          ----------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:(414) 354-1500

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes [X]   No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 2, 2001, 22,341,665 shares of Common Stock were validly issued and outstanding, and the aggregate market value of the Common Stock (based upon the $10.75 last sale price quotation on The Nasdaq Stock Market(R)) held by non-affiliates (excludes a total of 12,874,537 shares reported as beneficially owned by directors and executive officers, held by Mutual Savings Bancorp, MHC or held in the registrant's 401(k) Savings Plan or Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $101,771,626.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                  PART OF FORM 10-K INTO WHICH
                 DOCUMENT                                    PORTIONS OF DOCUMENT ARE INCORPORATED
                 --------                                    -------------------------------------
Proxy Statement for Annual Meeting of
Shareholders on May 8, 2001                                                 Part III

                             BANK MUTUAL CORPORATION

        FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS

ITEM                                                                                                    PAGE
----                                                                                                    ----

                                     PART I

1.       Business........................................................................................3-32
2.       Properties.....................................................................................33-37
3.       Legal Proceedings.................................................................................38
4.       Submission of Matters to a Vote of Security Holders...............................................38
         Executive Officers of the Registrant...........................................................38-39

                                     PART II

5.       Market for Registrant's Common Equity and Related Stockholders Matters............................40
6.       Selected Financial Data........................................................................41-42
7.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................................43-57
7A.      Quantitative and Qualitative Disclosures About Market Risk.....................................58-61
8.       Financial Statements and Supplementary Data....................................................62-97
9.       Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................................................98

                                    PART III

10.      Directors and Executive Officers of the Registrant................................................98
11.      Executive Compensation............................................................................98
12.      Security Ownership of Certain Beneficial Owners and Management....................................98
13.      Certain Relationships and Related Transactions....................................................98

                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................99-100
         Signatures.......................................................................................101

                                     PART 1

ITEM 1.   BUSINESS

GENERAL

     Bank Mutual Corporation ("Bank Mutual") is a United States corporation chartered by the Office of Thrift Supervision ("OTS"). It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and, as of November 1, 2000, converted from a mutual savings bank to a mutual holding company form. Bank Mutual became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC (the "MHC"), a U.S. -chartered mutual holding company of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares of common stock, or 50.1% of Bank Mutual's stock. Bank Mutual issued 6,141,006 shares of common stock to public shareholders in the subscription stock offering conducted in connection with the restructuring.

     In addition, also on November 1, 2000, Bank Mutual acquired First Northern Capital Corp. ("First Northern"), the parent of First Northern Savings Bank. In this transaction, Bank Mutual issued to former First Northern shareholders 5,007,485 shares of Bank Mutual common stock and paid $75.1 million in cash. (In this report, we refer to this transaction as the "First Northern Acquisition.") The First Northern Acquisition was accounted for using the purchase method of accounting; therefore, First Northern Savings Bank results and financial data are included in Bank Mutual results of financial data only from and after the November 1, 2000 acquisition date.

     As a result of these transactions, Bank Mutual is the mid-tier holding company for Mutual Savings Bank and First Northern Savings Bank. The following chart shows our structure:





                               [STRUCTURE CHART]







     Mutual Savings Bank and First Northern Savings Bank are community oriented financial institutions, which emphasize traditional financial services to individuals and businesses within our market areas. Our principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, in residential mortgage loans, consumer loans, commercial real estate loans, and commercial business loans. We also invest in various mortgage-related securities and investment securities. The principal lending is on one-to four-family, owner-occupied homes, home equity loans and lines of credit, automobile loans, multi-family and commercial real estate loans, and commercial business loans.

     Bank Mutual's revenues are derived principally from interest on our loans and mortgage-related securities, interest and dividends on our investment securities, and noninterest income (including loan servicing fees, deposit servicing fees, gains on sales of loans and commissions on insurance, security and annuity sales). Our primary sources of funds are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities and funds provided by operations.

CAUTIONARY FACTORS

     This Form 10-K contains or incorporates by reference various forward-looking statements concerning Bank Mutual's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual's control, that could cause Bank Mutual's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of the deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of loan and investment portfolios. See also the factors regarding future operations discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, particularly those under the caption "Risk Factors."

MARKET AREA

     Bank Mutual has 69 banking offices located in 28 counties in Wisconsin, in addition to the Minnesota office. At June 30, 2000, on a pro forma basis, Bank Mutual had approximately a 2.49% share of all Wisconsin bank, savings bank, and savings association deposits. Counties in which Bank Mutual operates include 65% of the population of the state. (Population information does not reflect 2000 census results.) Bank Mutual is the fourth largest financial institution holding company headquartered in the state of Wisconsin, based on asset size.

     The largest concentration of our offices is in the Milwaukee metropolitan area, which includes Milwaukee, Waukesha, Ozaukee, and Washington counties. There are 18 offices in this area. The Milwaukee metro area is the largest population and commercial base in Wisconsin, representing approximately 28% of Wisconsin's population. The Milwaukee area has traditionally had an extensive manufacturing economic base, which is diversifying into service and technology based businesses.

     We operate 19 banking offices in eight northeastern counties that make up 13% of the state's population including the city of Green Bay. The greater Green Bay area has an economic base of paper and other manufacturing, health care, insurance and gaming, and is diversifying into technology based businesses. Two other banking offices are located in adjacent counties.

     We have four offices in the Madison area. Madison is the state capital of Wisconsin and is the second largest metropolitan area in Wisconsin representing approximately 8% of the state's population. Our ten other south central Wisconsin offices are located in smaller cities that have economic concentrations ranging from manufacturing to agriculture.

     We also have offices in the northwestern part of the state, largely resulting from the First Federal Bancshares of Eau Claire, Inc. ("First Federal") acquisition by Mutual Savings Bank in 1997. This part of the state has medium sized to smaller cities and towns. Industry includes medium sized and small business, with a significant agricultural component. The counties in which the northwest region offices are located hold 8% of the state's population. Our Minnesota office is located near the Wisconsin state border on the eastern edge of the Minneapolis-St. Paul metropolitan area.


COMPETITION

     We face significant competition in making loans and attracting deposits. Wisconsin has many banks, savings banks, and savings and loan associations, which offer the same types of banking products. Wisconsin also has an extensive tax-exempt credit union industry, whose expanded powers have resulted in increased competition to financial institutions.

     Many of our competitors have greater resources than we do. Similarly, many competitors offer services that we do not provide. For example, neither Mutual Savings Bank nor First Northern Savings Bank provide trust or money management services. However, Mutual Savings Bank's subsidiary, Lake Financial and Insurance Services, Inc. offers mutual funds and engages in the sale of tax deferred annuities, credit life and disability insurance, and property and casualty insurance. First Northern Savings Bank's subsidiary, Great Northern Financial Services Corporation, offers brokerage services to the public, including the sale of tax deferred annuities and mutual funds and engages in the sale of credit life and disability insurance.

     Most of our competition for loans traditionally has come from commercial banks, savings banks, savings and loan associations and credit unions. Increasingly, other types of companies, such as mortgage banking firms, finance companies, insurance companies, and other providers of financial services also compete for these products. For deposits, we also compete with traditional financial institutions. However, competition for deposits now also includes mutual funds, particularly short-term money market funds, and brokerage firms and insurance companies. The recent increase in electronic commerce also increases competition from institutions and other entities outside of Wisconsin.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. Bank Mutual's loan portfolio primarily consists of one-to four-family residential mortgage loans. To a lesser degree, the loan portfolio includes consumer, including home equity lines of credit and fixed rate and adjustable rate second mortgage loans, automobile loans, multi-family loans, commercial real estate loans and commercial business loans.

     At December 31, 2000, our loan portfolio totaled $2.0 billion, of which $1.5 billion, or 75.3%, were mortgage loans. The remainder of our loans at December 31, 2000, amounting to $501.2 million, or 24.7% of total loans, consisted of consumer loans ($441.4 million or 21.8%) and commercial business loans ($59.8 million or 3.0%).

     We originate primarily adjustable rate mortgage ("ARM") loans for our own portfolio. We also originate fixed rate mortgage loans with terms of 10 to 30 years. Most of the 20 year and longer fixed rate mortgage loans are immediately sold into the secondary market. At times, we may also sell 15 year fixed rate mortgage loans however, most are held in our portfolio.

     The loans that we originate are subject to federal and state laws and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

         The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                           AT DECEMBER 31,
                                      --------------------------------------------------------------------
                                              2000                   1999                     1998
                                      -------------------    ---------------------   ---------------------
                                                  PERCENT                  PERCENT                 PERCENT
                                                    OF                       OF                      OF
                                       AMOUNT      TOTAL       AMOUNT       TOTAL      AMOUNT       TOTAL
                                      ----------  --------   ---------    ---------  ---------     -------
                                                          (Dollars in thousands)
Mortgage loans:
   One to four-family............... $1,207,912     59.56%   $ 743,993       67.37%  $ 742,231     70.56%
   Multi-family.....................    105,925      5.22       53,777        4.87      53,521      5.09
   Commercial real estate...........    118,636      5.85       52,375        4.74      40,922      3.89
   Construction and development.....     94,235      4.65       26,530        2.40      21,939      2.09
                                     ----------   -------    ---------    --------   ---------    ------
         Total mortgage loans....... $1,526,708     75.28      876,675       79.38     858,613     81.63
                                     ----------   -------    ---------    --------   ---------    ------
Consumer loans:
   Fixed equity.....................    193,394      9.54       89,315        8.09      67,629      6.42
   Home equity lines of credit......     80,447      3.97       50,618        4.58      45,827      4.36
   Student..........................     27,076      1.34       28,371        2.57      29,634      2.82
   Home improvement.................     12,778      0.63        9,920        0.90       8,373      0.80
   Automobile.......................     99,844      4.92        5,902        0.54       8,762      0.83
   Other ...........................     27,827      1.37        4,126        0.37       4,208      0.40
                                     ----------   -------    ---------    --------   ---------    ------
         Total consumer loans.......    441,366     21.77      188,252       17.05     164,433     15.63
                                     ----------   -------    ---------    --------   ---------    ------
Commercial business loans...........     59,844      2.95       39,488        3.57      28,839      2.74
                                     ----------   -------    ---------    --------   ---------    ------
         Total loans receivable.....  2,027,918    100.00%   1,104,415      100.00%  1,051,885    100.00%
Less:
   Undisbursed loan proceeds........     37,490                 14,658                   7,001
   Deferred fees and discounts......      5,554                     14                     440
   Allowance for loan losses........     12,238                  6,948                   6,855
                                     ----------              ---------               ---------
       Total loans receivable, net.. $1,972,636             $1,082,795              $1,037,589
                                     ==========             ==========              ==========



                                                    AT DECEMBER 31,
                                      -----------------------------------------
                                               1997                 1996
                                      -------------------  --------------------
                                                  PERCENT               PERCENT
                                                    OF                    OF
                                       AMOUNT      TOTAL   AMOUNT        TOTAL
                                      ---------   ------- ---------    --------
                                              (Dollars in thousands)
Mortgage loans:
   One to four-family...............  $ 930,011     73.1% $ 577,612      68.39%
   Multi-family.....................     68,811     5.41     74,446       8.81
   Commercial real estate...........     51,739     4.07     49,624       5.88
   Construction and development.....     24,774     1.95     22,082       2.61
                                      ---------   ------  ---------    -------
         Total mortgage loans.......  1,075,335    84.53    723,764      85.69
                                      ---------   ------  ---------    -------
Consumer loans:
   Fixed equity.....................     74,196     5.83     40,150       4.75
   Home equity lines of credit......     46,380     3.65     33,245       3.94
   Student..........................     29,425     2.31      9,428       1.12
   Home improvement.................      8,128     0.64      6,411       0.76
   Automobile.......................     14,201     1.11      4,503       0.53
   Other ...........................      5,692     0.45      1,852       0.22
                                      ---------   ------  ---------    -------
         Total consumer loans.......    178,022    13.99     95,589      11.32
                                      ---------   ------  ---------    -------
Commercial business loans...........     18,866     1.48     25,231       2.99
                                      ---------   ------  ---------    -------
         Total loans receivable.....  1,272,223   100.00%   844,584     100.00%
Less:
   Undisbursed loan proceeds........      8,788              14,563
   Deferred fees and discounts......      1,158                 969
   Allowance for loan losses........      7,195               3,921
                                      ---------           ---------
       Total loans receivable, net.. $1,255,082           $ 825,131
                                     ==========           =========

     At December 31, 2000, our one-to four-family first mortgage loans were pledged as collateral under a blanket pledge to the Federal Home Loan Bank ("FHLB") of Chicago. As of December 31, 2000, there were no other significant concentrations of loans such as loans to a number of borrowers engaged in similar activities. Bank Mutual's mortgage loans, fixed equity, home equity lines of credit and home improvement loans are primarily secured by properties housing one-to four-families which are generally located in our local lending areas in Wisconsin.

     LOAN MATURITY. The following table presents the contractual maturity of our loans at December 31, 2000. The table does not include the effect of prepayments or scheduled principal amortization.

                                                             AT DECEMBER 31, 2000
                                   ----------------------------------------------------------------------------
                                                                                   COMMERCIAL
                                   MORTGAGE LOANS        CONSUMER LOANS          BUSINESS LOANS          TOTAL
                                   --------------       ---------------          --------------       ---------
                                                                    (IN THOUSANDS)
AMOUNTS DUE:
   Within one year.............      $   22,976         $       42,508            $      24,519    $     90,003
   After one year
      One to two years.........          18,431                 36,043                    7,977          62,451
      Two to three years.......          24,595                 41,206                   11,017          76,818
      Three to five years......          28,633                 72,118                    9,282         110,033
      Five to ten years........         216,458                173,136                    2,019         391,613
      Ten to twenty years......         527,112                 76,355                    5,030         608,497
      Over twenty years........         688,503                     -                        -          688,503
                                     ----------         --------------            -------------    ------------
         Total due after one year     1,503,732                398,858                   35,325       1,937,915
                                     ----------         --------------            -------------    ------------
         Total loans receivable      $1,526,708         $      441,366            $      59,844    $  2,027,918
                                     ==========         ==============            =============    ============


     The following table presents, as of December 31, 2000, the dollar amount of all loans, due after December 31, 2001, and whether these loans have fixed interest rates or adjustable interest rates.

                                                                           DUE AFTER DECEMBER 31, 2001
                                                          ------------------------------------------------------------
                                                              FIXED                ADJUSTABLE                TOTAL
                                                          -------------          --------------          -------------
                                                                                 (IN THOUSANDS)
Mortgage loans.......................................     $     547,788            $   955,944           $   1,503,732
Consumer loans.......................................           221,538                177,320                 398,858
Commercial business loans............................            33,551                  1,774                  35,325
                                                          -------------            -----------           -------------
         Total loans due after one year..............     $     802,877            $ 1,135,038           $   1,937,915
                                                          =============            ===========           =============

     The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                         2000          1999           1998
                                                   ------------   -----------   -------------
                                                                 (IN THOUSANDS)
Balance outstanding at beginning of period.....    $  1,104,956   $ 1,079,608   $  1,285,620
ORIGINATIONS:
    Mortgage loans.............................         189,706       171,071        309,606
    Consumer  loans............................         141,943       116,549         93,696
    Commercial business loans..................          23,189        30,288         25,015
                                                   ------------   -----------   ------------
          Total loan  originations.............         354,838       317,908        428,317
                                                   ------------   -----------   ------------
PURCHASES:
    One-to four-family mortgage loans..........          19,213        56,943             -
    First Northern loans (1)...................         847,888            -              -
                                                   ------------   -----------   ------------
          Total loan purchases.................         867,101        56,943             -
                                                   ------------   -----------   ------------
LESS:
    Principal payments and repayments:
      Mortgage loans...........................         134,317       179,673        389,149
      Consumer loans...........................          89,637        91,557        105,418
      Commercial business loans................          32,412        19,639         15,042
                                                   ------------   -----------   ------------
          Total principal payments.............         256,366       290,869        509,609
                                                   ------------   -----------   ------------
    Transfers to foreclosed real estate........           2,697         1,773          7,975
                                                   ------------   -----------   ------------
    Loan sales:
      Mortgage loans...........................          32,397        56,861        116,745
      Education loans..........................              48            -              -
                                                   ------------   -----------   ------------
          Total loan sales.....................          32,445        56,861        116,745
                                                   ------------   -----------   ------------
    Total loans receivable and loans
           held for sale.......................    $  2,035,387   $ 1,104,956   $  1,079,608
                                                   ============   ===========   ============


(1) First Northern loans before deductions of undisbursed loan proceeds, allowances for loan losses, discounts and premiums.

     RESIDENTIAL MORTGAGE LENDING. Our primary lending activity has been the origination of first mortgage loans secured by one- to four-family properties, within our primary lending area, that are owner-occupied. In addition to our loan originations, we have purchased one- to four-family first mortgage loans of $19.2 million in 2000 and $56.9 million in 1999. We review these loans for compliance with our underwriting standards, and generally only invest in loans in the midwestern United States.

     We offer conventional fixed rate mortgage loans and ARM loans with maturity dates up to 30 years. Residential mortgage loans generally are underwritten to Federal National Mortgage Association Standards ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac") guidelines. All ARM mortgage loans and some fixed rate mortgage loans with maturities of up to 20 years are held in our portfolio. Fixed rate mortgage loans with maturities greater than 20 years typically are sold without recourse, servicing retained, into the secondary market. During the past few years we have generally not charged loan origination fees. The interest rates charged on mortgage loan originations at any given date will vary, depending upon conditions in the local and secondary markets.

     We also originate "jumbo mortgage loans" in excess of the Fannie Mae or Freddie Mac maximum loan amount, which currently is $275,000 for both agencies. Fixed rate jumbo mortgage loans generally are sold servicing released without recourse to secondary market purchasers of such loans. ARM jumbo mortgage loans are underwritten in accordance with our underwriting guidelines and are retained in our loan portfolio.

     Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups and residents of the local communities located in our primary market area through our loan origination staff. We also advertise our mortgage loan products through local newspapers, periodicals, and internal customer communications.

     We currently offer loans that conform to underwriting standards that are based on standards specified by Fannie Mae or Freddie Mac ("conforming loans") and also originate a limited amount of non-conforming loans for our own portfolio or for sale. Loans may be fixed rate one- to four-family mortgage loans or adjustable rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2000 was approximately $105,000, and in 1999 was $94,000. The overall average size of our one- to four-family mortgage loans was approximately $57,000 at December 31, 2000. We are an approved seller/servicer for Fannie Mae, Freddie Mac and the FHLB of Chicago's Mortgage Partnership Finance Program.

     The focus of our residential mortgage loan portfolio is the origination of 30 year ARM loans with interest rates adjustable in one, two, three, or five years. ARM loans typically are adjusted by a maximum of 200 points per adjustment period with a lifetime cap of 6% above the origination rate for First Northern Savings Bank and a lifetime interest rate cap of 12.9% for Mutual Savings Bank. Monthly payments of principal and interest are adjusted when the interest rate adjusts. We do not offer ARM loans which provide for negative amortization. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by secondary market pricing, competitive conditions and our yield requirements. We currently utilize the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year ("constant treasury maturity index") or the National Monthly Median Cost of Funds ("NMCOF") for Savings Association Insurance Fund ("SAIF") insured institutions as the indexes to determine the interest rate payable upon the adjustment date of our ARM loans. Some of the ARM loans are granted with conversion options which provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing us to sell the ARM loan into the secondary market upon conversion.

     ARM loans may pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for payment default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize the risk associated with ARM loans, borrowers under the one year ARM programs generally are qualified at no less than the maximum adjusted rate at the first adjustment.

     The volume and types of ARM loans we originate have been affected by the level of market interest rates, competition, consumer preferences and the availability of funds. Although we will continue to offer ARM loans, we cannot guarantee that we will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to our total loans.

     In addition to conventional fixed rate and ARM loans, we are authorized to originate mortgages utilizing various government programs, including programs offered by the Federal Housing Administration, the Federal Veterans Administration, and Guaranteed Rural Housing. We also participate in two state-sponsored mortgage programs operated by Wisconsin Housing and Economic Development Authority ("WHEDA") and Wisconsin Department of Veterans Affairs ("WDVA"). We originate these state-sponsored loans as an agent and assign them to the agency immediately after closing. Servicing is retained by us on both the WHEDA and WDVA loans.

     Upon receipt of a completed mortgage loan application from a prospective borrower, a credit report is ordered, income and other information is verified, and if necessary, additional financial information is requested. An appraisal of the real estate to secure the loan is required, which must be performed by an independent, certified appraiser approved by the board of directors. A title insurance policy is required on all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers also generally are required to escrow in advance for real estate taxes and hazard insurance. We make disbursements for these items from the escrow account as the obligations become due.

     In addition to our full documentation loan program, we process some loans as reduced documentation loans. These loans are processed under the Fannie Mae or Freddie Mac alternative documentation program. We require applicants for reduced documentation loans to complete a Fannie Mae or Freddie Mac loan application and request income, assets and debt information from the borrower. In addition to obtaining outside vendor credit reports on all borrowers, we also look at other information to ascertain the creditworthiness of the borrower. In most instances, we utilize the Fannie Mae's "Desktop Underwriter" or Freddie Mac's "Loan Prospector" automated underwriting process to further reduce the necessary documentation. For example, a simplified appraisal or inspection may be used to verify the value of the property. All loans that are processed with reduced documentation conform to secondary market standards and are generally saleable.

     Our Underwriting Department reviews all pertinent information prior to making a credit decision to approve or deny an application. All recommendations to deny are reviewed by a designated officer of Mutual Savings Bank or First Northern Savings Bank prior to the final disposition of the loan application. Our lending policies generally limit the maximum loan-to-value ratio on one- to four-family mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property. Loans above 80% loan-to-value ratios are subject to the availability of private mortgage insurance. Coverage is required to reduce our exposure to less than 80% of value.

     Our originations of residential mortgage loans amounted to $117.6 million in 2000, $152.7 million in 1999, and $288.5 million in 1998. A number of our mortgage loan originations have been the result of refinancing of our existing loans due to the relatively low interest rate levels over the past three years. Total refinancings of our existing mortgage loans were as follows:


                                                                      PERCENTAGE OF
                                                                      MORTGAGE LOAN
PERIOD                                                AMOUNT          ORIGINATIONS
------                                               ---------       --------------
                                                          (DOLLARS IN MILLIONS)
Year ended December 31, 2000...................      $    17.6              9.3%
Year ended December 31, 1999...................           49.4             28.9
Year ended December 31, 1998...................          178.4             57.6

     In addition to our standard mortgage and consumer credit products, we have developed mortgage programs designed to specifically address the credit needs of low- to moderate-income home mortgage applicants and first-time home buyers. Among the features of the low- to moderate-income home mortgage and first-time home buyer's programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared with our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 97% loan-to-value ratios and rates which are lower than our traditional mortgage loans.

     CONSUMER LOANS. We have been expanding our consumer loan portfolio because higher yields can be obtained, there is strong consumer demand for such products, and we have experienced relatively low delinquency and few losses on such products. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2000, $441.4 million, or 21.8%, of our gross loan portfolio was in consumer loans. Consumer loan products offered within our market areas include home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, marine loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans through the MasterCard and Visa credit card programs (offered through Elan Financial Services) and federally guaranteed student loans.

     Our focus in consumer lending has been the origination of home equity loans, home equity lines of credit and automobile loans. At December 31, 2000, we had $373.7 million or 84.7% of the consumer loan portfolio in such loans. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, and require an acceptable credit rating and verification of the value of the equity in the home and income of the borrower. The loan-to-value ratio and debt ratios to income are determining factors in the underwriting process. Home equity loan and home improvement loan originations are developed through the use of direct mail, cross-sales to existing customers, and advertisements in local newspapers.

     We make indirect automobile loans through applications taken by selected automobile dealers on application forms approved by us. The applications are delivered to Savings Financial Corporation ("SFC"), a 50% owned subsidiary of First Northern Savings Bank, for underwriting. If an application is approved, money is funded to the dealer and the loan becomes a part of the SFC automobile portfolio. From time to time, the SFC automobile portfolio is then sold either to the parent companies of SFC or to First Northern Savings Bank's subsidiary First Northern Investments Inc.

     We originate both fixed rate and variable rate home equity loans and home improvement loans with combined loan-to-value ratios to 100%. Loans above 80% combined loan to value ratios are subject to the availability of private mortgage insurance. Pricing on fixed rate home equity and home improvement loans is reviewed by management, and generally terms are in the three to fifteen year range in order to minimize interest rate risk. During 2000 we originated approximately $57.1 million of fixed rate home equity or home improvement loans. These loans carry a weighted average written term of 10 years and a fixed rate ranging from 7.25% to 12.25%. We also offer adjustable rate home equity and home improvement loans. At December 31, 2000, $101.0 million or 49.0% of the home equity and home improvement loan portfolio carried an adjustable rate. The adjustable rate loans have a fixed rate for six months to three years then adjust annually or monthly depending upon the offering, with terms of up to twenty years. Our home equity and home improvement loans are originated in amounts which, together with the amount of the first mortgage, do not exceed 100% of the value of the property securing the loan.

     Our home equity credit line loans, which totaled $80.4 million, or 18.2% of total consumer loans at December 31, 2000, are adjustable rate loans secured by a first or second mortgage on owner-occupied one to four-family residences located in the state of Wisconsin. Current interest rates on home equity credit lines are tied to the prime rate, adjust monthly and range from prime rate to 350 basis points over the prime rate, depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require a minimum monthly payment of interest only or the greater of $100 or 1 1/2% of the month end balance. An annual fee is charged on home equity lines of credit.

     At December 31, 2000, student loans amounted to $27.1 million, or 6.1% of our consumer loan portfolio. These loans are serviced by Great Lakes Higher Education Servicing Corporation.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. At December 31, 2000, our multi-family and commercial real estate loan portfolio was $224.6 million or 11.1% of our total loans receivable. The multi-family and commercial real estate loan portfolio consist of fixed rate, ARM and balloon loans originated at prevailing market rates. This portfolio generally consists of mortgages secured by apartment buildings, office buildings, warehouses, industrial buildings and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Balloon loans generally are amortized on a 15 to 25 year basis with a typical loan term of 3 to 10 years.

     Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments relating to the outstanding debt. In most cases, we obtain joint and several personal guarantees from the principals involved. We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $500,000.

     At December 31, 2000, the largest outstanding loan on a multi-family property was $9.0 million on a 128 unit apartment project located in Brookfield, Wisconsin. At the same date, the largest outstanding loan on a commercial real estate property was $9.7 million on a retail/office building complex located in Brookfield, Wisconsin. At December 31, 2000, these loans were current and performing in accordance with their terms.

     Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

     COMMERCIAL BUSINESS LOANS. At December 31, 2000, our commercial business loan portfolio consisted of loans totaling $59.8 million or 3.0% of our total loans receivable. The commercial loan portfolio consists of loans to businesses for equipment purchases, working capital lines of credit, debt refinancing, SBA loans and domestic stand-by letters of credit. Typically, these loans are secured by business assets and personal guarantees. We offer both variable and fixed rate loans. Approximately 43.9% of the commercial business loans have an interest rate adjusted monthly based on the prevailing prime rate. Term loans are generally amortized over a three to seven year period. Fixed rates are priced at a margin over the yield on US Treasury issues with maturities that correspond to the maturities of the notes. All lines of credit and term loans with balances over $500,000 are reviewed annually. The largest commercial business loan at December 31, 2000 had an outstanding balance of $16.5 million and was secured by equipment and chattel paper. All payments under commercial business loans were current as of December 31, 2000.

LOAN APPROVAL AUTHORITY

     Currently, Mutual Savings Bank and First Northern Savings Bank have somewhat different underwriting approval limits and authority. Both Mutual Savings Bank and First Northern Savings Bank are in the process of reviewing their approval limits through a combined "best practices" committee. This best practices committee will be reviewing, in 2001, approval limits as well as a loan processing documentation system. As a result of the different loan approval authority, the following is a summary of each respective policy.

MUTUAL SAVINGS BANK

     For one- to four- family residential loans sold into the secondary market, our underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae "Desktop Underwriter" automated underwriting system up to $275,000. For one-to four-family residential loans held in portfolio, our underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae "Desktop Underwriter" automated underwriting system up to $150,000, provided the loan-to-value ratio is 75% or less and the loan meets other specific underwriting criteria. All other loans in excess of $80,000 must be approved by a senior officer.

     Consumer loan underwriters have individual loan approval authorities ranging from $15,000 to $50,000. Loan applications exceeding $50,000 must be approved by a senior officer. All home equity loans where the loan-to-value ratio exceeds 80% and/or where the normal underwriting standards are not met must be approved by a senior officer.

     The executive committee of the board of directors reviews on a monthly basis all loans made, and the board ratifies actions taken by the committee.

     Multi-family and commercial loan proposals and multi-family and commercial construction loan proposals are subject to approval of the executive committee of the board. All loan decisions are subject to ratification by the board at their monthly meetings.

     Any commercial business loan less than $50,000 may be approved by the department head or a senior officer, and any two of those individuals may approve loans in the amount of $50,000 to $100,000. All commercial business loans in the amount of $100,000 or more are approved by the executive committee of the board of directors and ratified by the board at their next meeting.

FIRST NORTHERN SAVINGS BANK

         For one-to-four family residential loans, First Northern Savings Bank underwriters are authorized by the board of directors to approve loans processed through Freddie Mac "Loan Prospector" software up to $275,000. Loans in excess of $275,000 and less than $500,000 are reviewed by a management loan committee comprised of three senior management officers. Loans in excess of $500,000 will be reviewed by a board of directors loan committee or the entire board of directors.

         Consumer loan underwriters have individual loan authority ranging from $10,000 to $150,000. Loan applications exceeding the $150,000 limit but less than $250,000 are reviewed by a consumer loan committee comprised of three senior management officers. Any two of the three members of the consumer loan committee are needed to approve a loan. Loans exceeding the $250,000 limit will be reviewed by a board loan committee or the entire board of directors.

         Multi-family and commercial loans generally follow the one-to-four family residential loan underwriting guidelines.

         Generally, commercial business loans less than $100,000 are approved by the head of the commercial lending department. Loans in excess of $100,000 but less than $500,000 are reviewed by a commercial loan committee comprised of four senior management officers. Three of the four committee members constitute a quorum and two out of the three members need to give their approval of the loan. Loans in excess of $500,000 are reviewed by a board loan committee or the entire board of directors.

ASSET QUALITY

         One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties and repossessed assets, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our emphasis on quality loan underwriting, our maintenance of sound credit standards for new loan originations and relatively favorable economic and real estate market conditions have resulted in historically low delinquency ratios and, in recent years, a reduction in non-performing assets. These factors have helped strengthen our financial condition.

         DELINQUENT LOANS AND FORECLOSED ASSETS. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of one-to-four family mortgage loans, our loan servicing department is responsible for collection procedures from the 15th day of delinquency through the completion of foreclosure. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due with a second notice (in the form of a billing coupon) being sent before the payment becomes 30 days past due. Once the account is 30 days past due, we attempt telephone contact with the borrower. Letters are sent if contact has not been established by the 45th day of delinquency. On the 60th day of delinquency, attempts at telephone contact continue and stronger letters, including foreclosure notices, are sent. If telephone contact cannot be made, we send our property inspector or a loan officer to the property.

         When contact is made with the borrower, we attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. All properties are inspected prior to foreclosure approval. Most borrowers pay before the deadline given and it is not necessary to start foreclosure action. If it is, action starts when the loan is between the 90th and 120th day of delinquency. We normally seek the shortest redemption period possible. If we obtain the property at the foreclosure sale, we hold the properties as real estate owned. They are marketed after an outside appraisal is obtained and any PMI claims are filed. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, Federal Housing Administration (FHA), Veterans Administration (VA), Department of Veterans Affairs (DVA), Wisconsin Housing and Economic Development Authority (WHEDA) and Guaranteed Rural Housing are followed.

         The collection procedures for consumer loans, excluding student loans and indirect consumer loans, include our sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel review loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may pursue legal remedies ourselves or refer the matter to our legal counsel for further collection effort or charge-off a loan. Loans we deem to be uncollectible are proposed for chargeoff. Charge-offs of consumer loans require the approval of our consumer loan manager, a senior officer or a management committee. All student loans are serviced by Great Lakes Higher Education Servicing Corporation or Student Loan Marketing Association ("Sallie Mae") which guarantees their servicing to comply with all Department of Education Guidelines. Our student loan portfolio is guaranteed by the Great Lakes Higher Education Guaranty Corporation, which is reinsured by the U.S. Department of Education.

         The collection procedures for multi-family, commercial real estate and commercial business loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 15 days past due. A loan servicing manager or a manager of multi-family and commercial real estate reviews loans 15 days or more delinquent on a regular basis. The commercial banking manager reviews loans 10 days or more delinquent on a regular basis. If collection activity is unsuccessful, we may refer the matter to our legal counsel for further collection effort. Within 90 days, loans we deem to be uncollectible are proposed for repossession or foreclosure and charge-off. This action requires the approval of our board of directors.

         Our policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate.

          The following table presents information regarding non-accrual mortgage, consumer and other loans, commercial business loans. accruing loans delinquent 90 days or more, and foreclosed properties and repossessed assets as of the dates indicated.

                                                               AT DECEMBER 31,
                                         ---------------------------------------------------------------
                                         2000          1999          1998             1997          1996
                                         ----          ----          ----             ----          ----
                                                           (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans..........     $  730       $ 3,372      $ 2,793         $ 8,936       $ 2,149
Non-accrual consumer loans..........        383           283          320             732            94
Non-accrual commercial business loans       750             -            -               -             -
Accruing loans delinquent 90 days or
  more...............................     1,258         1,152        3,617             813           158
                                         ------        ------       ------         -------       -------
        Total non-performing loans..      3,121         4,807        6,730          10,481         2,401
Foreclosed properties and repossessed
   assets, net......................      2,281         3,018        3,505             159           258
                                         ------        ------       ------         -------       -------
        Total non-performing assets.     $5,402       $ 7,825      $10,235         $10,640       $ 2,659
                                         ======       =======      =======         =======       =======
Non-performing loans to total loans.       0.16%         0.44%        0.65%           0.84%         0.29%
Non-performing assets to total asset       0.19          0.44         0.55            0.58          0.23
Interest income that would have been
   recognized if non-accrual loans
     had been current...............     $   77       $   245      $   185         $   894       $    62
                                         ======       =======      =======         =======       =======


         Included in non-accrual mortgage loans at December 31, 1997 are loans with a carrying value of $5.2 million which were considered to be impaired and which resulted from the acquisition of First Federal. There was no specific reserve related to these or any other loans, at that date or at any date presented. There are no significant loans, which were considered to be impaired as defined in Statement of Financial Accounting Standards No. 114 at December 31, 2000, 1999, 1998, or 1996. The average balance of impaired loans was $3.9 million and $5.0 million in the years ended December 31, 1998 and 1997, respectively, and $0 for all other periods presented. No interest income was recognized on any loan while in an impaired state.

         At December 31, 2000, there were $3.5 million of performing loans to borrowers where available information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and would indicate that such loans have the potential to be included as non-accrual, past due or impaired (as defined in SFAS No. 114) in the future periods. However, no loss is anticipated at this time.

         There are no restructured loans at the dates presented.

         With the exception of mortgage loans insured or guaranteed by the FHA, VA or Guaranteed Rural Housing, we stop accruing income on loans when interest or principal payments are greater than 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously credited to income. We may recognize income in the period that we collect it when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. We had $1.9 million and $3.7 million of non-accrual loans at December 31, 2000 and 1999, respectively. Interest income that would have been recognized had such loans been performing in accordance with their contractual terms totaled approximately $77,200, and $245,000 for the year December 31, 2000 and 1999, respectively. A total of approximately $110,000 and $102,000 of interest income was actually recorded on such loans in 2000 and 1999, respectively.

         All commercial real estate loans which are greater than 90 days past due are considered to be potentially impaired. Impaired loans are individually assessed to determine whether a loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's cash flows discounted at the loan's effective interest rate.

         Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. Foreclosed real estate is inspected periodically. Additional outside appraisals are obtained if we consider that appropriate. Additional write-downs may occur if the property value deteriorates. These additional write-downs are charged directly to current operations.

         ALLOWANCE FOR LOAN LOSSES. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

                                                       AT OR FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------------
                                            2000          1999          1998          1997          1996
                                            ----          ----          ----          ----          ----
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning
  of period...........................     $ 6,948        $6,855       $ 7,195       $ 3,921       $ 3,392
Provision for loan losses.............         423           350           637         1,065           672
Purchase of
   First Northern  (2000) and
      First Federal (1997)............       5,028             -             -         2,449             -
Charge-offs:
   Mortgage loans.....................         (38)         (152)         (997)         (624)          (80)
   Consumer loans.....................        (156)         (189)         (223)         (127)          (77)
   Commercial business loans..........           -             -             -             -             -
                                           -------        ------       -------       -------       -------
      Total charge-offs...............        (194)         (341)       (1,220)         (751)         (157)
Recoveries:
   Mortgage loans.....................           1            40           206           479             -
   Consumer loans.....................          32            44            37            32            14
   Commercial business loans..........           -             -             -             -             -
                                           -------        ------       -------       -------       -------
      Total recoveries................          33            84           243           511            14
                                           -------        ------       -------       -------       -------
   Net charge-offs....................        (161)         (257)         (977)         (240)         (143)
                                           -------        ------       -------       -------       -------
Balance at end of period..............     $12,238        $6,948       $ 6,855       $ 7,195       $ 3,921
                                           =======        ======       =======       =======       =======
Net charge-offs to average loans......        0.01%         0.02%         0.08%         0.02%         0.02%
Allowance for loan losses
  to total loans......................        0.62          0.64          0.66          0.57          0.48
Allowance for loan losses to
  non-performing loans................      392.12        144.54        101.86         68.65        163.31


         The allowance for loan losses has been determined in accordance with generally accepted accounting principles. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

         Loan loss allowances are reviewed monthly. General allowances are maintained by the following categories for performing loans to provide for unidentified inherent losses in the portfolios:

         o       One-to-four family
         o       Consumer
         o       Multi-family and commercial real estate
         o       Commercial business

         Allowance goals have been established by an internal risk evaluation by loan category. Various factors are taken into consideration, including: historical loss experience, economic factors and other factors, that, in management's judgment would affect the collectibility of the portfolio as of the evaluation date. Shortfalls in the allowance for loan losses are charged against operations as provision for loan losses, to maintain allowances at the desired levels.

         The appropriateness of the allowance is reviewed by senior management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Bank Mutual. Other outside factors such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan are also considered. Our board of directors also reviews the loan loss allowances compared to the relative size of the portfolio on at least a quarterly basis.

         DELINQUENT AND NON-PERFORMING LOANS. One-to four-family loans delinquent more than 90 days, multi-family and commercial real estate loans more than 60 days, consumer loans more than 90 days and commercial business loans more than 60 days are reviewed and analyzed by senior officers on an individual basis. Any potential loss is charged against the allowance by establishing a corresponding specific allowance for that loan from the general allowance. In such an event, the loan is then reduced by the amount of the specific allowance and a corresponding amount is charged off to the allowance for losses on loans.

         By following careful underwriting guidelines, we have historically maintained low levels of non-performing loans to total loans. Our ratio of non-performing loans to total loans at December 31, 1996 was 0.29%. It increased after the acquisition of First Federal to a level of 0.84% at December 31, 1997. However, at December 31, 2000, the level dropped to 0.16% as a result of careful underwriting and management's emphasis to reduce non-performing loans.

         We believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. Accordingly, and because of the increased concentration of consumer loans, we have taken steps to increase our level of loan loss allowances over the last 5 years. At December 31, 2000, the allowance for loan losses as a percentage of total loans was 0.62% compared with 0.48% at December 31, 1996. Furthermore, the increase in the allowance for loan losses each year from 1996 to 2000 reflects our strategy of resolving non-performing loans while providing adequate allowances for inherent losses in the portfolio and identifying potential losses in a timely manner, as well as providing an adequate allowance to reflect changes in the components of the portfolio during that period.

         Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. One or more of these agencies, specifically the OTS or the Federal Deposit Insurance Corporation ("FDIC"), may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the years ended December 31, 2000 and 1999 -- Provision for Loan Losses." The following tables represent our allocation of allowance for loan losses by loan category on the dates indicated:


                                                                         AT DECEMBER 31,
                             ------------------------------------------------------------------------------------------------
                                    2000               1999               1998              1997                1996
                             ------------------ ------------------- ------------------ ------------------ -------------------
                                     PERCENTAGE          PERCENTAGE         PERCENTAGE         PERCENTAGE          PERCENTAGE
                                         OF                  OF                 OF                 OF                  OF
                                      LOANS IN            LOANS IN           LOANS IN           LOANS IN            LOANS IN
                                      CATEGORY            CATEGORY           CATEGORY           CATEGORY            CATEGORY
                                      TO TOTAL            TO TOTAL           TO TOTAL           TO TOTAL            TO TOTAL
LOAN CATEGORY                AMOUNT    LOANS    AMOUNT     LOANS    AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT     LOANS
-------------                ------  ---------  ------   ---------  ------  ---------  ------  ---------  ------  ----------
                                                                        (Dollars in thousands)
Mortgage loans
  One-to four-family.....    $ 6,279    59.56%   $4,736     67.37%  $ 5,189    70.56%  $4,978   73.10%   $2,644     68.39%
  Other..................      2,173    15.72       822     12.01       596    11.07    1,198   11.43       595     17.30
                             -------   ------    ------   -------   -------   ------   ------  ------    ------   -------
    Total  mortgage loans      8,452    75.28     5,558     79.38     5,785    81.63    6,176   84.53     3,239     85.69

Home equity lines........        519     3.97       253      4.58       229     4.36      231    3.65       166      3.94
Consumer.................      2,483    17.80       617     12.47       439    11.27      505   10.34       264      7.38
Commercial business loans        784     2.95       520      3.57       402     2.74      283    1.48       252      2.99
Unallocated..............         -      0.00        -       0.00        -      0.00       -     0.00        -       0.00
                             -------   ------    ------   -------   -------   ------   ------  ------    ------   -------
    Total allowance for
      loan losses........    $12,238   100.00%   $6,948    100.00%  $ 6,855   100.00%  $7,195  100.00%   $3,921    100.00%
                             =======   ======    ======   =======   =======   ======   ======  ======    ======   =======

INVESTMENT ACTIVITIES

         INVESTMENT SECURITIES. Each Savings Bank's board of directors reviews and approves its investment policy on an annual basis. Senior officers, as authorized by the board of directors, implement this policy. Each Savings Bank's board of directors reviews its investment activity on a monthly basis.

         Our investment objectives are to meet legal liquidity requirements, generate a favorable return on investments without undue compromise to our other objectives as stated in the business plan and establish acceptable levels of interest rate risk, credit risk and investment portfolio concentrations. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, State and Municipal obligations, mortgage-related securities, mortgage derivative securities, certain time deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

         Mutual Savings Bank's investment policy allows participation in hedging strategies or the use of financial futures, options or forward commitments or interest rate swaps but only with prior approval of the board of directors. We did not have any such hedging transactions in place at December 31, 2000. Our investment policy prohibits the purchase of non-investment grade bonds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice. In addition, the policy provides that we shall attempt to maintain primary liquidity consisting of investments in cash, cash in banks, federal funds purchased and securities with remaining maturities of less than six months in an amount equal to 4.0% of average daily deposits. At December 31, 2000, Mutual Savings Bank's and First Northern Savings Bank's primary liquidity ratio was 4.0%, and 6.4%, respectively. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-related securities, see "-- Carrying Values, Yields and Maturities."

         We classify securities as trading, held to maturity, or available for sale at the date of purchase. At December 31, 2000, all investment securities are classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders' equity.

         MORTGAGE-RELATED SECURITIES. Most of our mortgage-related securities are directly or indirectly insured or guaranteed by Government National Mortgage Association ("GNMA"), Freddie Mac or Fannie Mae. The rest of the securities are private placement collateralized mortgage obligations (CMO's). Private placement CMO's carry higher credit risks and higher yields than CMO's insured or guaranteed by agencies of the U.S. Government. We classify our entire mortgage-related securities portfolio as available-for-sale.

         At December 31, 2000, mortgage-related securities available for sale totaled $464.9 million, or 16.7% of total assets. At December 31, 2000, the mortgage-related securities portfolio had a weighted average yield of 6.8%. Of the mortgage-related securities we held at December 31, 2000, $405.4 million, or 87.2%, had fixed rates and $59.5 million, or 12.8%, had adjustable-rates. Mortgage-related securities at December 31, 2000 included real estate mortgage investment conduits (REMICs), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICS are a form of, and are often referred to as CMO's.

         Our CMO's have fixed and variable coupon rates ranging from 5.25% to 8.09% and a weighted average yield of 6.7% at December 31, 2000. At December 31, 2000, CMOs totaled $139.2 million, which constituted 29.9% of the mortgage-related securities portfolio, or 5.0% of total assets. Our CMO's had an expected average life of 7.6 years at December 31, 2000. For a further discussion of our investment policies, including those for mortgage-related securities, see "-- Investment Securities." Purchases of mortgage-related securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans and other loans.

         Mortgage-related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-related securities are more liquid than individual mortgage loans. In general, mortgage-related securities issued or guaranteed by GNMA, Freddie Mac and Fannie Mae are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

         While mortgage-related securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and value of mortgage-related securities.

         The following table presents our investment securities and mortgage-related securities activities for the periods indicated.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                        2000           1999         1998
                                                                        ----           ----         ----
                                                                                  (IN THOUSANDS)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Carrying value at beginning of period.............................    $  57,763    $   116,534   $  159,208
                                                                      ---------    -----------   ----------
Purchases.........................................................       47,509         21,481      381,899
Purchase of First Northern........................................       39,320             -            -
Calls  ...........................................................           -              -       (50,393)
Transfer from mutual funds to CMO.................................           -         (14,047)          -
Maturities........................................................      (52,160)       (65,000)    (378,944)
Sales  ...........................................................           -              -            -
Principal payments................................................          (13)            -            -
Premium amortization and discount accretion, net..................          (15)          (182)       4,629
Decrease (increase) in unrealized gains...........................        1,725         (1,023)         135
                                                                      ---------    -----------   ----------
Net increase (decrease) in investment securities..................       36,366        (58,771)     (42,674)
                                                                      ---------    -----------   ----------
Carrying value at end of period...................................    $  94,129    $    57,763   $  116,534
                                                                      =========    ===========   ==========

MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-SALE:
Carrying value at beginning of period.............................    $ 374,100    $   270,897   $  225,906
                                                                      ---------    -----------   ----------
Purchases.........................................................      120,690        213,504      119,548
Transfer from mutual funds to CMO.................................           -          14,047           -
Purchase of First Northern........................................       13,569             -            -
Sales  ...........................................................           -         (53,682)          -
Principal payments................................................      (52,467)       (60,367)     (77,407)
Premium amortization and discount accretion, net..................          501            262          613
Decrease (increase) in unrealized gains...........................        8,480        (10,561)       2,237
                                                                      ---------    -----------   ----------
Net increase in mortgage-related securities.......................       90,773        103,203       44,991
                                                                      ---------    -----------   ----------
Carrying value at end of period...................................    $ 464,873    $   374,100   $  270,897
                                                                      =========    ===========   ==========

         The following table presents the fair value of our money market investments, investment securities and mortgage-related securities portfolios at the dates indicated. It also presents the coupon type for the mortgage-related securities portfolio. For all securities and for all periods presented, the carrying value is equal to fair value.

                                                                                AT DECEMBER 31,
                                                                 ------------------------------------------
                                                                     2000             1999         1998
                                                                     ----             ----         ----
                                                                   CARRYING/        CARRYING/    CARRYING/
                                                                  FAIR VALUE       FAIR VALUE   FAIR VALUE
                                                                             (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS
   Interest-earning deposits................................     $      15,097    $   132,592   $   262,714
   Federal funds sold.......................................            20,000         25,000        45,000
                                                                 -------------    -----------   -----------
      Total money market investments........................     $      35,097    $   157,592   $   307,714
                                                                 =============    ===========   ===========
INVESTMENT SECURITIES AVAILABLE-FOR-SALE
   Mutual funds.............................................     $      31,080    $    28,537   $    40,885
   United States government and federal agency obligations..            60,397         29,175        75,421
   Corporate issue securities...............................               999             -             -
   Freddie Mac stock........................................             1,653             -             -
   Asset-backed securities..................................                -              51           228
                                                                 -------------    -----------   -----------
      Total investment securities available-for-sale........     $      94,129    $    57,763   $   116,534
                                                                 =============    ===========   ===========
MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-
   SALE BY ISSUER:
   Freddie Mac..............................................     $      70,106    $    70,216   $    43,717
   Fannie Mae...............................................           377,027        285,384       194,353
   Private placement CMO's..................................            15,489         17,927        31,994
   GNMA.....................................................             2,251            573           833
                                                                 -------------    -----------   -----------
      Total mortgage-related securities.....................     $     464,873    $   374,100   $   270,897
                                                                 =============    ===========   ===========
MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-SALE BY COUPON TYPE:
   Adjustable rate..........................................     $      59,472    $    59,506   $    51,877
   Fixed rate...............................................           405,401        314,594       219,020
                                                                 -------------    -----------   -----------
      Total mortgage-related securities.....................     $     464,873    $   374,100   $   270,897
                                                                 =============    ===========   ===========
TOTAL INVESTMENT PORTFOLIO..................................     $     594,099    $   589,455   $   695,145
                                                                 =============    ===========   ===========


         CARRYING VALUES, YIELDS AND MATURITIES. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of our investment securities and mortgage-related securities at December 31, 2000. Mortgage-related securities are presented by issuer and by coupon type.

                                                                                          AT DECEMBER 31, 2000
                                             --------------------------------------------------------------------------------------
                                                                      MORE THAN ONE          MORE THAN FIRE
                                               ONE YEAR OR LESS     YEAR TO FIVE YEARS     YEARS TO TEN YEARS   MORE THAN TEN YEARS
                                              ------------------    ------------------    --------------------   ------------------
                                                        WEIGHTED              WEIGHTED               WEIGHTED              WEIGHTED
                                              CARRYING  AVERAGE     CARRYING  AVERAGE     CARRYING   AVERAGE    CARRYING   AVERAGE
                                                VALUE    YIELD       VALUE     YIELD        VALUE     YIELD       VALUE     YIELD
                                              --------  --------    --------  --------    --------  ----------   --------  --------
                                                                                           (DOLLARS IN THOUSANDS)

INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds...........................        $31,080   6.34%       $      -      -        $    -       -       $      -       -
United States government and agencies....        6,489   6.52          51,647   6.20%        2,261    6.28%             -       -
Corporate issues.........................            -     -              999   6.83             -       -              -       -
Freddie Mac stock........................        1,653   1.36               -      -             -       -              -       -
                                               -------   ----        --------   ----        ------    ----       --------    ----
    Total investment securities..........      $39,222   6.16        $ 52,646   6.21        $2,261    6.28       $      -       -
                                               =======               ========               ======               ========
MORTGAGE-RELATED SECURITIES
AVAILABLE-FOR-SALE:
BY ISSUER:
  GNMA pass-through certificates.........      $     -      -        $     92   7.81        $  342    8.18       $  1,817    6.92%
  Fannie Mae pass-through certificates...            -      -              51   7.62         6,206    5.88        303,401    6.86
  Freddie Mac pass-through certificates..           13   7.72           1,663   6.84             -       -         12,069    6.33
  Private CMOs...........................            -      -               -      -         1,356    6.42         14,133    7.26
  Freddie Mac, Fannie Mae and GNMA-REMICs            -      -               -      -         6,151    6.59        117,579    6.75
                                               -------   ----        --------   ----        ------    ----       --------    ----
     Total mortgage-related securities...      $    13   7.72        $  1,806   6.91       $14,055    6.30       $448,999    6.83
                                               =======               ========               ======               ========
BY COUPON TYPE:
Adjustable rate..........................      $     -      -        $      -      -       $ 3,080    6.33       $ 56,392    7.08
Fixed rate...............................           13   7.72           1,806   6.91        10,975    6.29        392,607    6.80
                                               -------   ----        --------   ----        ------    ----       --------    ----
     Total mortgage-related securities...      $    13   7.72        $  1,806   6.91       $14,055    6.30       $448,999    6.83
                                               =======   ----        ========   ----       =======    ----       ========    ----
Total investment and mortgage-related
  securities portfolio...................      $39,235   6.16%       $ 54,452   6.23%      $16,316    6.30%      $448,999    6.83%
                                               =======   ====        ========   ====       =======    ====       ========    ====




















                                                AT DECEMBER 31, 2000
                                              -----------------------

                                                      TOTAL
                                               ---------------------
                                                            WEIGHTED
                                                CARRYING    AVERAGE
                                                 VALUE       YIELD
                                               ---------   ---------


INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds...........................          $ 31,080      6.34%
United States government and agencies....          60,397      6.24
Corporate issues.........................             999      6.83
Freddie Mac stock........................           1,653      1.36
                                                 --------      ----
    Total investment securities..........        $ 94,129      6.19
                                                 ========
MORTGAGE-RELATED SECURITIES
AVAILABLE-FOR-SALE
BY ISSUER:
  GNMA pass-through certificates.........        $  2,251      7.15
  Fannie Mae pass-through certificates...         309,658      6.84
  Freddie Mac pass-through certificates..          13,745      6.39
  Private CMOs...........................          15,489      7.19
  Freddie Mac, Fannie Mae and GNMA-REMICs         123,730      6.74
                                                 --------      ----
     Total mortgage-related securities...        $464,873      6.82
                                                 ========
BY COUPON TYPE:
Adjustable rate..........................        $ 59,472      7.04
Fixed rate...............................         405,401      6.78
                                                 --------      ----
     Total mortgage-related securities...        $464,873      6.82
                                                 ========      ----
Total investment and mortgage-related
  securities portfolio...................        $559,002      6.71%
                                                 ========      ====

DEPOSITS

          We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and time deposits. We also offer IRA and Keogh time deposit accounts.

         Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We do use brokers to obtain wholesale deposits to a limited extent. At December 31, 2000, we had approximately $15.0 million of brokered wholesale deposits.

         When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings deposits, money market accounts and demand accounts) represented 37.6% of total deposits on December 31, 2000. At December 31, 2000, time deposits with remaining terms to maturity of less than one year amounted to $802.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Analysis of Net Interest Income."

         The following table presents our deposit activity for the periods indicated:

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                            2000               1999             1998
                                                                            ----               ----             ----
                                                                                      (DOLLARS IN THOUSANDS)

Total deposits at beginning of period............................     $     1,343,007    $      1,398,858  $   1,362,330
Net withdrawals..................................................             (85,790)           (110,285)       (20,851)
Acquisition of First Northern....................................             578,588                  -              -
Interest credited, net of penalties..............................              59,015              54,434         57,379
                                                                      ---------------    ----------------  -------------
Total deposits at end of period..................................     $     1,894,820    $      1,343,007  $   1,398,858
                                                                      ===============    ================  =============
Net increase (decrease)..........................................     $       551,813    $        (55,851) $      36,528
                                                                      ===============    ================  =============
Percentage increase (decrease)...................................              41.09%             (3.99)%          2.68%

         At December 31, 2000, we had $136.3 million in time deposits with balances of $100,000 and over maturing as follows:

MATURITY PERIOD                                                                      AMOUNT
---------------                                                                   ------------
                                                                                 (IN THOUSANDS)

Three months or less...........................................................   $     47,723
Over three months through six months...........................................         21,214
Over six months through 12 months..............................................         31,396
Over 12 months through 24 months...............................................         27,447
Over 24 months through 36 months...............................................          6,889
Over 36 months.................................................................          1,638
                                                                                  ------------
Total..........................................................................   $    136,307
                                                                                  ============

         The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

                                                                         AT DECEMBER 31,
                                               ------------------------------------------------------------------
                                                            2000                            1999
                                               -------------------------------  ---------------------------------
                                                                      WEIGHTED                          WEIGHTED
                                                           PERCENT    AVERAGE                PERCENT    AVERAGE
                                                          OF TOTAL    NOMINAL               OF TOTAL    NOMINAL
                                                 AMOUNT   DEPOSITS     RATE       AMOUNT    DEPOSITS      RATE
                                                --------  ---------  ---------   --------   --------   ----------
                                                                               (DOLLARS IN THOUSANDS)
Savings.....................................  $  200,915    10.60%     2.40%   $  151,447     11.28%      2.41%
Interest-bearing demand.....................     133,975     7.07      1.12        89,685      6.68       1.05
Money market................................     290,947    15.35      5.41       231,174     17.21       4.90
Non-interest bearing demand.................      87,079     4.60      0.00        42,596      3.17       0.00
                                              ----------   ------      ----    ----------    ------       ----
      Total.................................     712,916    37.62      3.09       514,902     38.34       3.09
                                              ----------   ------              ----------    ------
Certificates:
  Time deposits with original maturities of:
    Three months or less....................     150,613     7.95      6.03        80,781      6.01       5.07
    Over three months to twelve months......     260,978    13.78      5.87       198,154     14.76       4.90
    Over twelve months to twenty-four months     563,858    29.76      6.25       401,053     29.87       5.37
    Over twenty-four months to thirty-six
    months..................................     137,810     7.27      6.15        73,729      5.49       5.62
    Over thirty-six months to forty-eight
    months..................................       7,587     0.40      5.66         5,819      0.43       5.73
    Over forty-eight months to sixty months.      58,909     3.11      6.01        66,124      4.92       5.94
    Over sixty months.......................       2,149     0.11      6.48         2,445      0.18       6.35
                                              ----------   ------      ----    ----------    ------       ----
      Total time deposits...................   1,181,904    62.38      6.11       828,105     61.66       5.31
                                              ----------   ------      ----     ---------    ------       ----
      Total deposits........................   1,894,820   100.00%     4.98%   $1,343,007    100.00%      4.46%
                                              ==========   ======              ==========    ======

                                                        AT DECEMBER 31,
                                               -----------------------------
                                                           1998
                                               -----------------------------
                                                                    WEIGHTED
                                                          PERCENT   AVERAGE
                                                         OF TOTAL   NOMINAL
                                                AMOUNT   DEPOSITS    RATE
                                               --------  --------  ---------

Savings..................................... $  166,316    11.89%     2.41%
Interest-bearing demand.....................    100,753     7.20      1.05
Money market................................    159,361    11.39      4.61
Non-interest bearing demand.................     43,031     3.08      0.00
                                             ----------   ------      ----
      Total.................................    469,461    33.56      2.64
                                             ----------   ------      ----
Certificates:
  Time deposits with original maturities of:
    Three months or less....................     82,097     5.87      5.00
    Over three months to twelve months......    160,681    11.49      5.17
    Over twelve months to twenty-four months    517,495    36.99      5.83
    Over twenty-four months to thirty-six
    months..................................     82,755     5.92      5.46
    Over thirty-six months to forty-eight
    months..................................      3,973     0.28      5.73
    Over forty-eight months to sixty months.     79,861     5.71      5.98
    Over sixty months.......................      2,535     0.18      6.34
                                             ----------   ------      ----
      Total time deposits...................    929,397    66.44      5.63
                                             ----------   ------      ----
      Total deposits........................ $1,398,858   100.00%     4.62%
                                             ==========   ======


BORROWINGS

         We borrow funds to finance our lending and investing activities. Substantially all of our borrowings take the form of advances from the FHLB of Chicago. At December 31, 2000 we had borrowings totaling $203.1 million with maturities of less than one year. We have pledged certain loans as blanket collateral for these advances and future advances. The FHLB of Chicago offers a variety of borrowing options with fixed or variable rates, flexible repayment options, and fixed or callable terms. We choose the rate, repayment option, and term to fit the purpose of the borrowing. See "Notes to Consolidated Financial statements -- Note 7. Borrowings."

         The following table sets forth certain information regarding borrowings by Bank Mutual at the end of and during the periods indicated:

                                                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                             2000             1999             1998
                                                                          ---------        ---------        ----------
                                                                                     (DOLLARS IN THOUSANDS)
Balance outstanding at end of year:
   Fixed interest rate notes payable to FHLB..........................    $  546,489       $  242,699      $   270,739
   Overnight borrowings from FHLB.....................................        20,225                -                -
   Other borrowings...................................................           910                -                -
Weighted average interest rate at end of year:
   Fixed interest rate notes payable to FHLB..........................          6.31%            5.91%            5.34%
   Overnight borrowings from FHLB.....................................          6.85%               -                -
   Other borrowings...................................................          5.74%               -                -
Maximum amount outstanding during the year:
   Fixed interest rate notes payable to FHLB..........................    $  546,760       $  270,739      $   270,777
   Overnight borrowings from FHLB.....................................       120,900                -                -
   Other borrowings...................................................         2,820               82               87
Average amount outstanding during the year:
   Fixed interest rate notes payable to FHLB..........................    $  244,418       $  262,979      $   270,752
   Overnight borrowings from FHLB.....................................        57,746                -                -
   Other borrowings...................................................           503               40               86
Weighted average interest rate during the year:
   Fixed interest rate notes payable to FHLB..........................          6.56%            5.30%            5.33%
   Overnight borrowings from FHLB.....................................          6.56%               -                -
   Other borrowings...................................................          6.29%           10.30%           10.30%

         Borrowings increased to $567.6 million at December 31, 2000, as compared to $242.7 million at December 31, 1999, primarily as a result of the loan portfolio growth, decreased loan sales, modest deposit growth, and the $270.9 million assumed in the First Northern Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparisons of Financial Condition at December 31, 2000 and 1999."

AVERAGE BALANCE SHEET AND RATE YIELD ANALYSIS

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AVERAGE EQUITY TO AVERAGE ASSETS

         The ratio of average equity to average assets measures a financial institution's financial strength. At December 31, 2000, 1999, 1998 1997 and 1996 our average equity to average assets ratio was 9.7%, 9.6%, 9.2%, 9.4%, and 12.5%, respectively.

CASH DIVIDENDS

         We did not pay any cash dividends in 2000. (Bank Mutual paid a $0.07 per share cash dividend in the first quarter of 2001. The MHC has waived dividend payments for 2001.)

SUBSIDIARIES

         Lake Financial and Insurance Service, Inc., a wholly owned subsidiary of Mutual Savings Bank, provides investment and insurance services to both Mutual Savings Bank's customers and the general public. Investment services include tax deferred and tax free investments, mutual funds, and government securities. Personal insurance, business insurance, life and disability insurance and mortgage protection products are also offered by Lake Financial.

         Mutual Investment Corporation, a wholly owned subsidiary of Mutual Savings Bank, owns and manages much of Mutual Savings Bank's Investment portfolio.

         MC Development LTD, a wholly owned subsidiary of Mutual Savings Bank, is involved in land development and sales. It owns two parcels of undeveloped land consisting of 15 acres in Brown Deer, Wisconsin and 318 acres in Oconomowoc, Wisconsin. See "Properties."

         Great Northern Financial Savings Corp. ("GNFSC"), a wholly owned subsidiary of First Northern Saving, Bank engages in the sale of credit life and disability insurance, and offers brokerage services to the public, including the sale of tax deferred annuities and mutual funds.

         First Northern Investment Inc. ("FNII"), a wholly owned subsidiary of First Northern Savings Bank, owns and manages much of First Northern Savings Bank's investments and SFC's indirect automobile loans.

         SFC, 50% owned by First Northern Savings Bank and 50% owned by another financial institution, originates, sells, and services the indirect automobile loans. SFC sells the loans on a regular basis to FNII or First Northern Savings Bank, but retains the servicing of the loans.

         In addition, First Northern Savings Bank has two and Mutual Savings Bank has three wholly owned subsidiaries that are inactive but will continue to be wholly owned subsidiaries for possible future use in a related or other area.

EMPLOYEES

         At December 31, 2000, Bank Mutual employed 679 full time and 146 part time employees. Management considers its relations with its employees to be good.

REGULATION

         Set forth below is a brief description of certain laws and regulations that relate to the regulation of Mutual Savings Bank, First Northern Savings Bank, Bank Mutual, and the MHC.

GENERAL

         Mutual Savings Bank and First Northern Savings Bank (together, the "Banks") are federally chartered stock savings banks whose primary regulator is the OTS. The FDIC under the SAIF insures their deposit accounts up to applicable limits. The Banks are currently subject to extensive regulation, examination and supervision by the OTS as their chartering agency, and by the FDIC as their deposit insurer. The Banks must file reports with the OTS and the FDIC concerning their activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices.

         The OTS currently conducts periodic examinations to assess the Banks' compliance with various regulatory requirements. In addition, the FDIC has the right to perform examinations of the Banks should the OTS or the FDIC determine the Banks are in a weakened financial condition or a failure is foreseeable. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Bank Mutual, as a federal stock corporation in a mutual holding company structure, is deemed a federal stock holding company within the meaning of
Section 10(o) of the Home Owners' Loan Act. Bank Mutual is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. Bank Mutual is also required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws. The MHC is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. As such, the MHC has registered with and is subject to OTS examination and supervision as well as certain reporting requirements.

         Any change in these laws and regulations, whether by the OTS, the FDIC, the SEC, or through legislation, could have a material adverse impact on Mutual Savings Bank, First Northern Savings Bank, Bank Mutual, and the MHC and their operations and shareholders.

         Certain of the laws and regulations applicable to the Banks, Bank Mutual, and the MHC are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

MUTUAL SAVINGS BANK AND FIRST NORTHERN SAVINGS BANK
FEDERAL REGULATION

         GENERAL. As federally chartered, SAIF-insured savings banks, the Banks are subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF, the FDIC and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.

         The OTS regularly examines the Banks and issues a report on its examination findings to their boards of directors. The Banks' relationships with their depositors and borrowers are also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Banks' mortgage documents.

         The Banks must file reports with the OTS and the FDIC concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Banks and their operations.

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions such as the Banks to meet three capital standards. The standards are tangible capital equal to 1.5% of adjusted total assets, core capital equal to at least 3% of total adjusted assets, and risk-based capital equal to 8% of total risk-weighted assets. These capital standards are in addition to the capital standards promulgated by the FDIC under its prompt corrective action regulations, as described below under the heading "Prompt Corrective Action."

         Tangible capital is defined as core capital less all intangible assets and certain mortgage servicing rights. Core capital is defined as common shareholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets and mortgage servicing rights.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital is comprised of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         OTS rules require a deduction from capital for institutions that have unacceptable levels of interest rate risk. The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, is deducted from an institution's total capital in order to determine if it meets its risk-based capital requirement.

         DIVIDEND AND OTHER CAPITAL DISTRIBUTION LIMITATIONS. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including dividend payments.

         The OTS rules regarding capital distributions, which were substantially updated effective April 1, 1999, define the term "capital distribution" as a distribution of cash or other property to a savings association's owners, made on account of their ownership. The definition specifically excludes dividends consisting only of a savings association's shares or rights to purchase shares, and payments that a mutual savings association is required to make under the terms of a deposit instrument.

         Under the revised OTS rules, capital distributions also include a savings association's payment to repurchase, redeem, retire, or otherwise acquire any of its shares or other ownership interests, any payment to repurchase, redeem or otherwise acquire debt instruments included in its total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. Additionally, a capital distribution includes any direct or indirect payment of cash or other property to owners or affiliates made in connection with a corporate restructuring. The revised rule also defines as a capital distribution any transaction the OTS or the FDIC determines, by order or regulation, to be in substance a distribution of capital.

         A final category of capital distribution under the revised OTS rules is any other distribution charged against a savings association's capital accounts if the savings association would not be well capitalized following the distribution. As such, the revised capital distribution rules of the OTS do not apply to capital distributions by wholly owned operating subsidiaries of savings associations. This is true because generally, for reporting purposes, the accounts of a wholly-owned subsidiary are consolidated with those of the parent savings association and any distributions by such subsidiary would not affect the capital levels of the parent savings association.

         For regulatory capital purposes, where the consolidated subsidiary is not wholly owned, the balance sheet account "minority interests in the equity accounts of subsidiaries that are fully consolidated" may be included in Tier 1 capital and total capital if certain conditions are met. Distributions by such consolidated subsidiaries to shareholders other than the savings association reduce the cited balance sheet account and, therefore, reduce capital. Consequently, distributions by subsidiaries that are not wholly owned by the savings association are subject to the revised OTS capital distribution rules if the savings association will not be well capitalized following the distribution.

         The revised OTS rule generally requires all savings associations to file a notice or an application for approval before making a capital distribution. A savings association must file an application if the association is not eligible for expedited treatment under the application processing rules of the OTS or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years.

         A savings association must file a notice whenever an application is not required under the above standards and any of the following criteria is satisfied:

         o the savings association will not be at least adequately capitalized following the capital distribution;

         o the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the savings association's capital;

         o the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or a condition imposed on the savings association in an OTS-approved application or notice; or

         o the savings association is a subsidiary of a savings and loan holding company.

         If neither the savings association nor the proposed capital distribution meet any of the criteria listed in the previous paragraph, the savings association is not required to file a notice or an application before making a capital distribution.

         Under the revised rule, the OTS will review a savings association's notice or application and may disapprove a notice or deny an application if the OTS makes any of the following determinations:

         o the savings association will be undercapitalized, significantly undercapitalized, or critically undercapitalized under the prompt corrective action regulations of the FDIC, as adopted by the OTS, following the capital distribution;

         o the proposed capital distribution raises safety and soundness concerns; or

         o the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice.

         See the section entitled "MHC Regulation - Waiver of Dividends" below for a discussion of the specific regulatory requirements relating to the MHC's determination to waive dividends from Bank Mutual in fiscal year 2001.

         QUALIFIED THRIFT LENDER TEST. Federal savings associations must meet a qualified thrift lender test or they become subject to operating restrictions. Until recently, the chief restriction was the elimination of borrowing rights from the savings association's Federal Home Loan Bank. However, with passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 by Congress, the failure to maintain qualified thrift lender status will not affect the Banks' borrowing rights with the FHLB of Chicago. Notwithstanding these changes, the Banks anticipate that they will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investment, and otherwise qualify as qualified thrift lenders. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.

         LIQUIDITY REQUIREMENTS. Each federal savings institution is required to maintain an average daily balance of liquid assets equal to a percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Depending on economic conditions and savings flows of all savings institutions, the OTS can vary the liquidity requirement from time to time between 4% and 10%. Monetary penalties may be imposed on institutions for liquidity requirement violations.

         FEDERAL HOME LOAN BANK SYSTEM. The Banks are members of the FHLB of Chicago, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the Federal Home Loan Bank.

         As members, each of the Banks is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 20% of its outstanding advances, whichever is larger. The Banks currently are in compliance with this requirement. The FHLB of Chicago also imposes various limitations on advances made to member banks, which limitations relate to the amount and type of collateral, the amounts of advances, and other items.

         Under the Gramm-Leach-Bliley Act, the Banks are voluntary members of the FHLB of Chicago. The Banks could withdraw or reduce their stock ownership in the FHLB of Chicago, although they have no current intention to do so. The FHLB of Chicago provides funds for programs to resolve the problems created by troubled savings institutions. The FHLB of Chicago also contributes to affordable housing programs through direct loans, interest subsidies on advances, and grants targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of dividends paid by the FHLB of Chicago and could continue to do so in the future.

         FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking, NOW, and Super NOW checking accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements. Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

         DEPOSIT INSURANCE. The deposit accounts held by the Banks are insured by the SAIF to a maximum of $100,000 as permitted by law. Insurance on deposits may be terminated by the FDIC if it finds that either of the Banks has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS as the Banks' primary regulator. The management of the Banks does not know of any practice, condition, or violation that might lead to termination of the Banks' deposit insurance.

         Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (i) well capitalized, (ii) adequately capitalized and (iii) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).

         An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Mutual Savings Bank and First Northern Savings Bank.

         TRANSACTIONS WITH AFFILIATES. Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured federal savings bank, such as the Banks, and any of their affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OTS has the discretion to treat subsidiaries of a savings institution as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

         PROHIBITIONS AGAINST TYING ARRANGEMENTS. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

         UNIFORM REAL ESTATE LENDING STANDARDS. Pursuant to FDICIA, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

         The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

         o for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

         o for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;

         o for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

         o for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

         o for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the limit is 85%.

         Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), any insured depository institution, including the Banks, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

         Among other things, current CRA regulations replace the prior process-based assessment factors with a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the new evaluation system focuses on three tests:

         o a lending test, to evaluate the institution's record of making loans in its service areas;

         o an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

         o a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

         The CRA requires the OTS, in the case of the Banks, to provide a written evaluation of a savings association's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an association's CRA rating. Mutual Savings Bank and First Northern Savings Bank each received at least "satisfactory" overall ratings in their most recent CRA examinations.

         SAFETY AND SOUNDNESS STANDARDS. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the OTS, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

         PROMPT CORRECTIVE ACTION. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The OTS, as well as the other federal banking regulators, adopted the FDIC's regulations governing the supervisory actions that may be taken against undercapitalized institutions. The FDIC's regulations establish and define five capital categories, in the absence of a specific capital directive, as follows:

                                       Total Capital to         Tier 1 Capital to            Tier 1 Capital
             Category                Risk Weighted Assets     Risk Weighted Assets          to Total Assets
             --------                --------------------     --------------------          ---------------

Well capitalized                  greater or equal to 10%   greater or equal to 6%   greater or equal to 5%
Adequately capitalized            greater or equal to  8%   greater or equal to 4%   greater or equal to 4%*
Under capitalized                            less than 8%             less than 4%             less than 4%*
Significantly undercapitalized               less than 6%             less than 3%             less than 3%
Critically undercapitalized                 Tangible assets to capital of less than 2%

-----------------
*3% if the bank receives the highest rating under the uniform system

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC or the OTS, in the case of the Banks, is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

         o an amount equal to five percent of the bank's total assets at the time it became "undercapitalized"; and

         o the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

         If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

         The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depository bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized bank within 90 days after the bank becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the bank is viable.

         LOANS TO A BANK'S INSIDERS. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Banks' loans. All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of $100,000 or the greater of $25,000 or 2.5% of the bank's capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability.

         An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

MHC REGULATION

         GENERAL. The MHC, which owns a majority of Bank Mutual's stock, is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. As such, the MHC has registered with and is subject to OTS examination and supervision as well as reporting requirements. In addition, the OTS has enforcement authority over the MHC and its non-savings institution subsidiaries. Thus, the regulation of the MHC affects Bank Mutual. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

         PERMITTED ACTIVITIES. A mutual holding company (directly or, under certain circumstances, through a subsidiary such as Bank Mutual) is permitted to, among other things:

         o    invest in the stock of a savings institution;
         o acquire a mutual institution through the merger of such institution into a savings institution subsidiary of such mutual holding company or an interim savings institution of such mutual holding company;
         o merge with or acquire another mutual holding company, one of whose subsidiaries is a savings institution;
         o acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to various restrictions;
         o invest in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or institutions have their home offices;
         o furnish or perform management services for a savings institution subsidiary;
         o hold, manage or liquidate assets owned or acquired from a savings institution subsidiary;
         o hold or manage properties used or occupied by a savings institution subsidiary; and
         o    act as a trustee under deed or trust.

         As a result of the Gramm-Leach-Bliley Act, the activities of a mutual holding company were expanded, but are generally limited to those of a financial nature, permitting securities and insurance activities as well as affiliations with financial companies such as insurance and securities firms. To engage in these expanded financial activities, a holding company must meet certain eligibility requirements and elect to be treated as a "financial holding company." Neither the MHC nor Bank Mutual has elected to be treated as a financial holding company.

         WAIVER OF DIVIDENDS. It has been the policy of a number of mutual holding companies to waive the receipt of dividends declared by their savings institution subsidiaries or mid-tier stock holding companies. Under OTS regulations, the MHC may waive dividends from Bank Mutual only if the MHC provides the OTS with written notice of its intent to waive its rights to receive dividends 30 days prior to the proposed date of payment of the dividend and the OTS does not object to such waiver. The OTS will not object to the waiver if the following two determinations are made:

         o the waiver would not be detrimental to the safe and sound operation of the savings association; and

         o the board of directors of the MHC expressly determines that waiver of the dividend by the MHC is consistent with the directors' fiduciary duties to the mutual members of the MHC.

         Pursuant to these procedures, the MHC has waived dividends declared by Bank Mutual for fiscal year 2001. The management of the MHC believes this is consistent with fiduciary duties owed to members of the MHC; among other reasons, certain adverse tax consequences that would result from payment of the dividend to the MHC. In addition, management believes that capital held in Bank Mutual will be as productive, if not more productive, than capital held at the MHC level.

BANK MUTUAL REGULATION

         Bank Mutual, as a federal stock corporation in a mutual holding company structure, is deemed, and must register as, a federal mutual holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. Bank Mutual has so registered, files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Bank Mutual and any nonsavings institution subsidiary. The OTS can restrict or prohibit activities that it determines to be a serious risk to Bank Mutual. This OTS regulation is intended primarily for the protection of the Banks' depositors and not for the benefit of Bank Mutual's shareholders.

         Bank Mutual is also subject to the regulation and supervision of the SEC and is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC.

ACQUISITION OF BANK MUTUAL

         Under federal law, no person may acquire control of the MHC, Bank Mutual, Mutual Savings Bank, or First Northern Savings Bank without first obtaining, as summarized below, the approval of such acquisition of control by the OTS (or another federal banking regulator). Bank Mutual is majority-owned by the MHC; the MHC is a mutual institution in which proxies have generally been given to its board of directors. This ownership and regulatory structure would make a change in control of these entities difficult without the concurrence of the board of directors.

         Under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Bank Mutual must file a notice with the OTS. In addition, any person or group acting in concert seeking to acquire more than 25% of the outstanding shares of Bank Mutual's common stock will be required to obtain the prior approval of the OTS. Under regulations, the OTS generally has 60 days within which to act on such applications, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by Bank Mutual and the Banks, and the antitrust effects of the acquisition.

FEDERAL AND STATE TAXATION

         FEDERAL TAXATION. Bank Mutual and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting,

         BAD DEBT RESERVES. The Small Business Job Protection Act of 1996 (the "Act") repealed the "reserve method" of accounting for bad debts by most thrift institutions effective for the taxable years beginning after 1995. Larger thrift institutions such as Mutual Savings Bank and First Northern Savings Bank are now required to use the "specific charge-off method." The Act also granted partial relief from reserve recapture provisions, which are triggered by the change in method. This legislation did not have a material impact on Bank Mutual's financial condition or results of operations.

         The federal income tax returns for Bank Mutual's subsidiaries have been examined and audited or closed without audit by the IRS for tax years through 1995.

         Depending on the composition of its items of income and expense Bank Mutual may be subject to alternative minimum tax ("AMT") to the extent AMT exceeds the regular tax liability. AMT is calculated at 20% of alternative minimum taxable income ("AMTI"). AMTI equals regular taxable income increased by certain tax preferences, including depreciation deductions in excess of allowable AMT amounts, certain tax-exempt interest income and 75% of the excess of adjusted current earnings ("ACE") over AMTI. ACE equals AMTI adjusted for certain items, primarily accelerated depreciation and tax-exempt interest. The payment of AMT would create a tax credit, which can be carried forward indefinitely to reduce the regular tax liability in future years.

         STATE TAXATION. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of Bank Mutual's consolidated income tax group except its Nevada subsidiaries. Presently, the income of the Nevada subsidiaries is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.

ITEM 2.   PROPERTIES

         Bank Mutual and its subsidiaries conducts its business through its executive office and 70 banking offices, which had an aggregate net book value of $36.2 million as of December 31, 2000. The following table shows the location of Bank Mutual's offices, whether they are owned or leased, and the expiration date of the leases for the leased offices.

                                                                    ORIGINAL DATE        LEASED
                                                                      LEASED OR            OR         DATE OF LEASE
LOCATION                                                              ACQUIRED            OWNED         EXPIRATION
---------                                                           -------------       --------      --------------
EXECUTIVE OFFICE:
   4949 West Brown Deer Road....................................       1991              Owned
   Brown Deer, WI 53223

MILWAUKEE METRO AREA:
   Bayshore Mall................................................       1971              Leased           2009
   5900 N. Port Washington Road
   Glendale, WI 53217

   Brookfield...................................................       1973*             Owned
   17100 W. Capitol Drive
   Brookfield, WI 53005

   Brookfield Square............................................       1975              Leased           2006
   400 N. Moorland Road
   Brookfield, WI 53005

   Brown Deer...................................................       1979              Owned
   4801 W. Brown Deer Road
   Brown Deer, WI 53223

   Capitol Drive................................................       1976              Owned
   8050 W. Capitol Drive
   Milwaukee, WI 53222

   Cedarburg....................................................       1978*             Leased           2006
   W62 N248 Washington Avenue
   Cedarburg, WI 53012

   Downtown.....................................................       1955              Owned
   510 E. Wisconsin Avenue
   Milwaukee, WI 53202

   Grafton......................................................       1978              Owned
   2030 Wisconsin Avenue
   Grafton, WI 53024

   Howell Avenue................................................       1977              Owned
   3847 S. Howell Avenue
   Milwaukee, WI 53207

   Mayfair Mall.................................................       1959*             Leased           2001
   2500 N. Mayfair Road
   Wauwatosa, WI 53226

   Mequon.......................................................       1970*             Owned
   11249 N. Port Washington Road
   Mequon, WI 53092

   Oak Creek....................................................       1972              Owned
   8780 S. Howell Avenue
   Oak Creek, WI 53154

   Oklahoma Avenue..............................................       1982              Owned
   6801 W. Oklahoma Avenue
   Milwaukee, WI 53219


                                                                    ORIGINAL DATE        LEASED
                                                                      LEASED OR            OR         DATE OF LEASE
LOCATION                                                              ACQUIRED            OWNED         EXPIRATION
---------                                                           -------------       --------      --------------
   Sherman Park.................................................       1950*             Owned
   4812 W. Burleigh Street
   Milwaukee, WI 53210

   Southgate....................................................       1967              Owned
   3340 S. 27th Street
   Milwaukee, WI 53215

   Southridge Mall..............................................       1978              Leased           2002
   5300 S. 76th Street
   Greendale, WI 53219

   Thiensville..................................................       1960*             Owned
   208 N. Main Street
   Thiensville, WI 53092

   West Allis...................................................       1976              Owned
   10296 W. National Avenue
   West Allis, WI 53227

MADISON AREA:
   Downtown.....................................................       1980              Leased           2003
   23 S. Pinckney Street
   Madison, WI 53703

   West.........................................................       1982              Leased           2011
   5521 Odana Road
   Madison, WI 53719

   Middleton....................................................       1978              Owned
   6209 Century Avenue
   Middleton, WI 53562

   Monona.......................................................       1981              Owned
   5320 Monona Drive
   Monona, WI 53716

FOX VALLEY AREA:
   Appleton.....................................................       1985              Leased           2004
   4323 W. Wisconsin Avenue
   Fox River Mall
   Appleton, WI 54915

   Neenah.......................................................       1974              Owned
   101 W. Wisconsin Avenue
   Neenah, WI 54956

JANESVILLE:.....................................................       1973              Owned
   2111 Holiday Drive
   Janesville, WI 53545

SHEBOYGAN AREA:
   Sheboygan....................................................       1973              Owned
   801 N. 8th Street
   Sheboygan, WI 53081

   Sheboygan Motor Bank.........................................       1984              Owned
   730 N. 9th Street
   Sheboygan, WI 53081



                                                                    ORIGINAL DATE        LEASED
                                                                      LEASED OR            OR         DATE OF LEASE
LOCATION                                                              ACQUIRED            OWNED         EXPIRATION
---------                                                           -------------       --------      --------------
BEAVER DAM:.....................................................       1975              Owned
   130 W. Maple Avenue
   Beaver Dam, WI 53916

BELOIT:.........................................................       1971              Leased           2012
   3 Beloit Mall Shopping Center
   Beloit, WI 53511

BERLIN:.........................................................       1973              Owned
   103 E. Huron Street
   Berlin, WI 54923

FOND DU LAC:....................................................       2000              Owned
   W6606A Highway 23
   Fond du Lac, WI

PORTAGE:........................................................       1976              Owned
   145 E. Cook Street
   Portage, WI 53901

EAU CLAIRE:
   Downtown.....................................................       1968*             Owned
   319 E. Grand Avenue
   Eau Claire, WI 54701

   Mall.........................................................       1972*             Owned
   2812 Mall Drive
   Eau Claire, WI 54701

   Cub Foods....................................................       1996*             Leased           2005
   2717 Birch Street
   Eau Claire, WI 54703

   Pinehurst....................................................       1986*             Owned
   2722 Eddy Lane
   Eau Claire, WI 54703

CHIPPEWA FALLS AREA:
   Downtown.....................................................       1975*             Owned
   35 W. Columbia
   Chippewa Falls, WI 54729

   Falls Pick'N Save............................................       1995*             Leased           2005
   303 Prairie View Road
   Chippewa Falls, WI 54729

MENOMONIE AREA:
   Downtown.....................................................       1967*             Owned
   717 Main Street
   Menomonie, WI 54751

   North........................................................       1978*             Owned
   2409 Hils Ct. N.E
   Menomonie, WI 54751

RICE LAKE:......................................................       1979*             Owned
   2850 Pioneer Avenue
   Rice Lake, WI 54868


                                                                    ORIGINAL DATE        LEASED
                                                                      LEASED OR            OR         DATE OF LEASE
LOCATION                                                              ACQUIRED            OWNED         EXPIRATION
---------                                                           -------------       --------      --------------
BARRON:.........................................................       1995*             Owned
   1512 E. Division Ave. (Hwy. 8)
   Barron, WI 54812

BLOOMER:........................................................       1995*             Owned
   1203 17th Avenue
   Bloomer, WI 54724

CORNELL:........................................................       1980*             Leased        month to month
   422 Main Street
   Cornell, WI 54732

ELLSWORTH:......................................................       1975*             Owned
   385 W. Main Street
   Ellsworth, WI 54011

HAYWARD:........................................................       1984*             Owned
   10562 Kansas Avenue
   Hayward, WI 54843

HUDSON:.........................................................       1979*             Owned
   2000 Crestview Drive
   Hudson, WI 54016

SPOONER:........................................................       1995*             Owned
   500 Front Street
   Spooner, WI 54801

ST. CROIX FALLS:................................................       1980*             Owned
   144 Washington Street N
   St. Croix Falls, WI 54024

STANLEY:........................................................       1978*             Owned
   118 N. Broadway
   Stanley, WI 54768

GREATER GREEN BAY AREA:
   201 N. Monore Avenue.........................................       1975*             Owned
   Green Bay, WI  54301-4995

   2255 University Avenue.......................................       1970*             Owned
   Green Bay, WI 54308-8046

   2357 S. Oneida Street........................................       1971*             Owned
   Green Bay, WI  54304-5286

   2603 Glendale Avenue.........................................       1986*             Owned
   Green Bay, WI  54313-6823

   2370 East Mason Street.......................................       1985*             Owned
   Green Bay, WI 54302-3347

   2424 West Mason Street.......................................       1992*             Owned
   Green Bay, WI 54303-4711

   201 West Walnut St. (Operations Center)......................       1999*             Leased           2004
   Green Bay, WI 54302

   303 North Broadway...........................................       1979*             Owned
   De Pere, WI  54115-5250

   749 Main Avenue..............................................       1972*             Owned
   De Pere, WI  54115-5190


                                                                    ORIGINAL DATE        LEASED
                                                                      LEASED OR            OR         DATE OF LEASE
LOCATION                                                              ACQUIRED            OWNED         EXPIRATION
---------                                                           -------------       --------      --------------
MARINETTE AREA:
   830 Pierce Avenue............................................       1972*             Owned
   Marinette, WI  54143-0318

   Pine Tree Mall...............................................       1978*             Leased           2003
   2314 Roosevelt Road
   Marinette, WI  54143-0345

PESHTIGO:
   616 French Street............................................       1975*             Owned
   Peshtigo, WI  54157-0193

CRIVITZ:
   315 Highway 141..............................................       1985*             Owned
   Crivitz, WI   54114-0340

SHAWANO:
   835 E. Green Bay Avenue......................................       1981*             Owned
   Shawano, WI  54166-0396

NEW LONDON:
   101 Park Street..............................................       1969*             Owned
   New London, WI 54961

HORTONVILLE:
   209 South Nash Street........................................       1979*             Owned
   Hortonville, WI  54944

BRILLION:
   314 N. Main Street...........................................       1973*             Owned
   Brillion, WI  54110-1198

NEW HOLSTEIN:
   2205 Wisconsin Avenue........................................       1976*             Owned
   New Holstein,  WI  53061-1291

KIEL:
   622 Fremont Street...........................................       1970*             Owned
   Kiel, WI   53042-1321

STURGEON BAY:
   1227 Egg Harbor Road.........................................       1978*             Owned
   Sturgeon Bay, WI  54235-0068

WOODBURY, MINNESOTA:............................................       1995*             Owned
   8420 City Centre Drive
   Woodbury, MN 55125

------------------------

*        Date originally opened by an acquired institution

         In addition, Mutual Savings Bank owns two parcels of undeveloped land through its MC Development subsidiary. The 15 acre Brown Deer parcel is comprised of four lots consisting of 2.9 to 4.3 acres and was part of a larger property that was acquired in 1988 to accommodate the construction of a new corporate headquarters building. Each of the lots is available for sale and is designed to accommodate 60,000 to 75,000 square foot office buildings. The net book value of the four lots is $1.6 million. The 318 acre Oconomowoc parcel was held by an acquired institution that obtained it through a foreclosure. It is located in an area of the City of Oconomowoc that has seen considerable residential development. All of the necessary utilities are available to the property and it will be marketed for residential development in a manner that will attempt to maximize its potential value. The parcel has a net book value of $345,000.

ITEM 3.   LEGAL PROCEEDINGS

         Bank Mutual is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains certain information regarding those persons who have been determined, by Bank Mutual's board of directors, to be Bank Mutual executive officers.

                                                              OFFICES AND POSITIONS
                                                          WITH BANK MUTUAL CORPORATION            PRESENT OFFICE
NAME                                  AGE                     AND ITS SUBSIDIARIES                 HELD SINCE(1)
-----                                 ---           -------------------------------------------  ---------------
Michael T. Crowley, Jr.               58            Chairman and Chief Executive                     1983  (2)
                                                    Officer of Bank Mutual; Director,
                                                    President and Chief Executive Officer
                                                    of Mutual Savings Bank; Director of First
                                                    Northern Savings Bank.

Michael D.  Meeuwsen                  47            Director, President and Chief                    1989  (3)
                                                    Operating Officer of Bank
                                                    Mutual; Director, President and Chief
                                                    Executive Officer of First Northern
                                                    Savings Bank; Director of
                                                    Mutual Savings Bank.


Eugene H. Maurer, Jr.                 55            Senior Vice President and Secretary of           1982  (4)
                                                    Bank Mutual; Senior Vice President,
                                                    Chief Financial Officer, Treasurer and
                                                    Secretary of Mutual Savings Bank.


Rick B.  Colberg                      48            Chief Financial Officer of Bank Mutual;          1980  (5)
                                                    Senior Vice President, Chief Financial
                                                    Officer and Treasurer of First
                                                    Northern Savings Bank.


Marlene M. Scholz                     55            Senior Vice President of Bank Mutual;            1981  (6)
                                                    Senior Vice President and Controller of
                                                    Mutual Savings Bank.

--------------------

(1) Indicates date when individual first held office with Mutual Savings Bank or First Northern Savings Bank. Each of these persons became a Bank Mutual executive officer in 2000.
(2) Michael T. Crowley, Jr. is the president and chief executive officer of Mutual Savings Bank. He has served in those capacities since 1983 and 1985, respectively. He also serves as a director of various Mutual Savings Bank' subsidiaries. Mr. Crowley, Jr. also is chairman and director of TYME Corporation, an ATM network of which Mutual Savings Bank and First Northern Savings Bank are members.

(3) Michael D. Meeuwsen is the president and chief executive officer of First Northern Savings Bank. He has served as president since 1989 and chief executive officer since 1989. He also serves as director of the Federal Home Loan Bank of Chicago.
(4) Eugene H. Maurer, Jr. is the senior vice president, secretary-treasurer and chief financial officer of Mutual Savings Bank. He has held those positions since 1982 and has served as the principal financial officer of Mutual Savings Bank. Mr. Maurer also serves as an officer of several Mutual Savings Bank' subsidiaries.
(5) Rick B. Colberg is senior vice president, chief financial officer, and treasurer of First Northern Savings Bank. He has served as chief financial officer since 1980, treasurer since 1982 and senior vice president since 1997. He serves as the principal financial officer of Bank Mutual and First Northern Savings Bank and as an officer and director of some of First Northern Savings Bank subsidiaries.
(6) Marlene M. Scholz is senior vice president and controller of Mutual Savings Bank. She has served in that position since 1981 and serves as Mutual Savings Bank's principal accounting officer. Ms. Scholz also serves as an officer of several Mutual Savings Bank's subsidiaries.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of Bank Mutual Corporation is traded on The Nasdaq Stock Market(R) under the symbol "BKMU."

         As of March 12, 2001,, there were 22,341,665 shares of common stock outstanding and approximately 4,638 shareholders of record of the common stock. Bank Mutual became a publicly held corporation on November 1, 2000 and we did not pay a cash dividend in 2000. We paid a cash dividend of $0.07 per share on March 5, 2001, to shareholders of record on February 21, 2001 and.

         We anticipate that we will continue to pay quarterly cash dividends on our common stock, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment of dividends in the future is discretionary with our board of directors and will depend on our operating results and financial condition, regulatory limitations, tax considerations and other factors. For 2001, the MHC has waived dividends from Bank Mutual.

         Interest on deposits will be paid prior to payment of dividends on Bank Mutual's common stock. Earnings appropriated to bad debt reserves and deducted for federal income tax purposes cannot be used to pay cash dividends with payment of federal income taxes on the amounts removed from the reserves for such purpose at the then current income tax rate.

         Our common stock began trading on The Nasdaq Stock Market(R) on November 2, 2000. The high and low trading prices from that date through December 31, 2000 were as follows:


                                                                              High               Low
                                                                             ------             -----
 November 2, 2000 to December 31, 2000...................................    $10.25             $7.75
                                                                             ======             =====

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL HIGHLIGHTS

         On March 31, 1997, Mutual Savings Bank acquired First Federal. The transaction was accounted for using the purchase accounting method. On November 1, 2000, Mutual Savings Bank converted from a mutual to stock form of organization, completing a restructuring that resulted in the creation of Bank Mutual as its publicly-held holding company. The transactions included Bank Mutual's stock offering and Bank Mutual's related acquisition of First Northern. Under the purchase accounting method, First Federal's and First Northern's results are included from the respective dates of acquisition and results prior to those dates are those of Mutual Savings Bank.

                                                                       AT DECEMBER 31,
                                                 -------------------------------------------------------------
                                                     2000        1999        1998         1997        1996
                                                     ----        ----        ----         ----        ----
                                                  (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
SELECTED FINANCIAL CONDITION DATA:
Assets......................................     $ 2,789,532  $1,769,506  $ 1,872,862  $1,826,080  $ 1,169,271
Loans receivable, net.......................       1,972,636   1,082,795    1,037,589   1,255,082      825,131
Loans held for sale.........................           7,469         541       27,723      13,397        4,357
Securities available-for-sale, at fair value:
   Investment securities....................          94,129      57,763      116,534     159,208      159,213
   Mortgage-related securities..............         464,873     374,100      270,897     225,906       90,452
Foreclosed properties and repossessed assets           2,281       3,018        3,505         159          258
Goodwill....................................          55,967       8,254       21,162      20,858           -
Other intangible assets.....................           7,057       3,242        8,624       9,503           -
Deposits....................................       1,894,820   1,343,007    1,398,858   1,362,330      994,283
Borrowings..................................         567,624     242,699      270,822     270,867           -
Shareholder's equity........................         284,397     163,820      175,743     163,052      151,294
Tangible shareholders' equity...............         224,199     153,624      149,415     136,502      151,294
Shares outstanding..........................      22,341,665       n/a         n/a          n/a         n/a
Book value per share........................           12.73       n/a         n/a          n/a         n/a
Tangible book value per share...............           10.04       n/a         n/a          n/a         n/a

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                     2000        1999        1998         1997        1996
                                                     ----        ----        ----         ----        ----
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNT)
SELECTED OPERATING DATA:
Total interest income.......................      $  135,711  $  118,302  $   125,470  $  115,993  $   81,674
Total interest expense......................          84,980      75,337       80,017      72,194      49,595
                                                  ----------  ----------  -----------  ----------  ----------
   Net interest income......................          50,731      42,965       45,453      43,799      32,079
Provision for loan losses...................             423         350          637       1,065         672
                                                  ----------  ----------  -----------  ----------  ----------
   Net interest income after
     provision for loan losses..............          50,308      42,615       44,816      42,734      31,407
                                                  ----------  ----------  -----------  ----------  ----------
Total noninterest income....................           9,250       7,984        8,440       6,159       3,669
                                                  ----------  ----------  -----------  ----------  ----------
Noninterest expense:
   Amortization of goodwill.................           1,066      12,908        1,749       1,265          -
   Amortization of intangible assets........             331       5,382          989         676          -
   Other noninterest expense................          34,747      32,989       32,783      30,145      29,904
                                                  ----------  ----------  -----------  ----------  ----------
     Total noninterest expense..............          36,144      51,279       35,521      32,086      29,904
                                                  ----------  ----------  -----------  ----------  ----------
   Income before income taxes...............          23,414       (680)       17,735      16,807       5,172
Income tax expense..........................           8,709       3,803        6,584       6,622       1,671
                                                  ----------  ----------  -----------  ----------  ----------
   Net income (loss)........................      $   14,705  $  (4,483)  $    11,151  $   10,185  $    3,501
                                                  ==========  =========   ===========  ==========  ==========
Earnings per share-basic and diluted........      $     .15(1)     n/a          n/a         n/a        n/a


                                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                        2000        1999        1998         1997        1996
                                                        ----        ----        ----         ----        ----
SELECTED FINANCIAL RATIOS:
Net interest margin..............................       2.76%       2.44%         2.58%       2.76%       2.77%
Net interest rate spread.........................       2.26        2.03          2.16        2.31        2.09
Return on average assets.........................       0.76       (0.24)         0.60        0.62        0.29
Return on assets, excluding goodwill
   and other intangible assets...................       0.84        0.64          0.74        0.73        0.29
Return on average shareholders' equity...........       7.86       (2.55)         6.57        6.52        2.34
Return on average shareholder's equity excluding
   goodwill and other intangible assets..........       9.47        7.71          6.16        6.25        2.34
Efficiency ratio, excluding amortization of
   goodwill and other intangible assets..........      58.34       65.20         61.56       61.66       85.25
Noninterest expense (excluding amortization of
   goodwill and other intangible assets) as a
     percent of average assets...................       1.82        1.82          1.80        1.84        1.97

SELECTED ASSET QUALITY RATIOS:
Non-performing loans to loans receivable, net....       0.16%       0.44%         0.65%       0.84%       0.29%
Non-performing assets to total assets............       0.19        0.44          0.55        0.58        0.23
Allowance for loan losses to non-performing
  loans..........................................     392.12      144.54        101.86       68.65      163.31
Allowance for loan losses to non-performing
  assets.........................................     226.25       88.79         66.98       67.62      147.46
Allowance for loan losses to total loans.........       0.62        0.64          0.66        0.57        0.48



(1) From date of restructuring (November 1, 2000) to December 31, 2000 based upon 21,570,803 weighted-average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Bank Mutual is a United States corporation chartered by the OTS. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and as of November 1, 2000, converted from a mutual savings bank to a mutual holding company. Bank Mutual became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC, a U.S.-chartered mutual holding company of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares of common stock, or 50.1% of Bank Mutual's stock.

         Bank Mutual issued 6,141,006 shares of common stock to public shareholders in the subscription stock offering conducted in connection with the restructuring. Net proceeds to Bank Mutual were $58.3 million. Expenses related to the offering totaled $3.1 million and $0.6 million was loaned by Bank Mutual to Bank Mutual's Employee Stock Ownership Plan ("ESOP") to purchase 60,910 shares of common stock.

         On November 1, 2000, Bank Mutual acquired First Northern, the parent of First Northern Savings Bank. In the First Northern Acquisition, Bank Mutual issued to former First Northern shareholders 5,007,485 shares of Bank Mutual common stock and paid $75.1 million in cash. The First Northern Acquisition was accounted for using the purchase method of accounting; therefore, First Northern results and financial data are included in Bank Mutual results of financial data only from and after the November 1, 2000 acquisition date. Prior to that date, the data are those of Mutual Savings Bank. The First Northern Acquisition substantially affects the comparison of the financial condition of Bank Mutual at December 31, 2000 and 1999.

         In connection with the following discussion, see "Cautionary Factors" in Item 1 of this document regarding forward-looking statements and factors that could impact the business and financial prospects of Bank Mutual.

COMPARISONS OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

         Bank Mutual's total assets increased $1.0 billion, or 57.6%, to $2.79 billion at December 31, 2000, from $1.77 billion at December 31, 1999. The increase in assets was primarily the result of the net effect of the First Northern Acquisition and the Bank Mutual stock offering conducted in connection with the Mutual Savings Bank restructuring. At the time of the First Northern Acquisition, First Northern had assets of $934.1million. Other specific elements of the change in total assets are discussed in more detail below. Cash and cash equivalents decreased $113.2 million as a result of the redeployment of short-term investments to higher-yielding loans and securities and the net use of cash in the First Northern Acquisition and the Mutual Savings Bank restructuring. See "Liquidity and Capital Resources" below.

         Investment securities available-for-sale and mortgage-related securities available-for-sale increased $36.4 million and $90.8 million respectively, primarily as the result of the First Northern Acquisition, an increase in market value and the redeployment of cash equivalents into mortgage-related and investment securities.

         The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

                                                                      DURING THE YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                            2000                    1999
                                                                        -----------             -----------
                                                                                   (IN THOUSANDS)
Originations:
   Mortgage loans.............................................        $  189,706                $171,071
   Consumer loans.............................................           141,943                 116,549
   Commercial business loans..................................            23,189                  30,288
                                                                      ----------                --------
      Total loans originated..................................           354,838                 317,908

Purchases:
   Mortgage loans.............................................            19,213                  56,943
   First Northern loans (1)...................................           847,888                      -
                                                                      ----------                --------
      Total loans purchased...................................           867,101                  56,943
                                                                      ----------                --------

Total loans originated and purchased..........................        $1,221,939                $374,851
                                                                      ==========                ========

(1) First Northern loans before deductions of undisbursed loan proceeds, allowance for loan losses, discounts and premiums.

         The dollar volume of total loans originated and purchased, excluding the First Northern Acquisition, decreased slightly. Mortgage loan originations increased as a result of increased multi-family and commercial real estate originations, moderating mortgage loan interest rates which increased the demand for mortgage loans and the First Northern Acquisition, as First Northern Savings Bank mortgage loan originations are included for two months in 2000. Consumer and commercial business loan originations increased as a result of our emphasis on consumer and commercial lending and the First Northern Acquisition. Consumer lending has provided for increased yields (as compared to mortgage loans) without a substantial increase in risk as evidenced by our low delinquency rate and charge-offs. See Lending Activities - Delinquent Loans and Foreclosed Assets.

         Total loans receivable-net, increased $889.8 million primarily as a result of the First Northern Acquisition and increased multi-family, commercial real estate and consumer lending. First Northern's loan portfolio primarily consisted of one to four family mortgage loans and consumer loans. In addition, we have emphasized and continue to emphasize growth in multi-family loans, commercial real estate, consumer loans and commercial and industrial loans. We believe our market areas will allow our emphasized loan areas to grow as well as aiding us in our profitability.

         Goodwill increased substantially ($47.7 million) as a result of the First Northern Acquisition. We paid $125.2 million in stock and cash for First Northern, which resulted in approximately $48.8 million of goodwill. Presently, goodwill is being amortized over a 20 year life however, the Financial Accounting Standards Board ("FASB") has released a "Business Combinations and Intangible Assets - Accounting for Goodwill" exposure draft which could significantly impact how we account for goodwill. The FASB exposure draft would eliminate amortization of goodwill and require a periodic analysis for impairment. If goodwill is found to be impaired, it would be expensed, as occurred in 1999 in respect of intangible assets resulting from the 1997 acquisition of First Federal.

         Other intangible assets increased $3.8 million as a result of $4.12 million being recognized as a deposit base intangible with the First Northern Acquisition. The deposit based intangible is being amortized over a 15 year period. The remaining $3.0 million of other intangible assets is the unamortized amount resulting from the acquisition of First Federal in 1997.

         Other assets are primarily comprised of the following:

                                                            AT DECEMBER 31,
                                                        ----------------------
                                                        2000              1999
                                                        ----              ----
                                                           (IN THOUSANDS)
Accrued Interest:
   Mortgage-related securities..................    $  2,394             $ 1,787
   Investment securities........................       1,749                 814
   Loans receivable.............................      11,692               6,019
                                                    --------             -------
         Total accrued interest.................      15,835               8,620

Foreclosed properties and repossessed assets....       2,281               3,018
Premises and equipment..........................      43,846              26,871
Federal Home Loan Bank stock, at cost...........      28,926              13,537
Life insurance policies.........................      15,400                 768
Mortgage servicing rights.......................       3,442               1,430
Other    .......................................      11,949               9,608
                                                    --------             -------
         .......................................    $121,679             $63,852
                                                    ========             =======

         Premises and equipment increased $17.0 million primarily as a result of the First Northern Acquisition. In 2001, we anticipate that we will begin to replace existing teller machines with new PC based teller platform equipment. The new PC based teller equipment will provide for easier teller training and will enhance our point of sale efforts. Also, we are researching a new loan processing software system and anticipate that the software may be purchased beginning in late 2001.

         FHLB of Chicago stock increased $15.4 million primarily from the First Northern Acquisition and continued borrowings from the FHLB of Chicago. As the need for additional funds increases to supplement our growth in interest-earning assets, we will borrow from the FHLB of Chicago. The FHLB of Chicago requires the ownership of FHLB of Chicago stock to increase as borrowings increase. The FHLB of Chicago has targeted a rate of return for their stock of 1% over the 1 year constant maturity Treasury note yield. Historically, the FHLB of Chicago stock has met or exceeded their targeted returns. See Notes to Consolidated Financial Statements - Note 7. Borrowings.

         Mortgage servicing rights are created when loans are sold with servicing rights retained. The anticipated servicing fees less cost to secure the loans, are present valued over the estimated life of the loan and that amount is recorded as a part of the gain on sale with a corresponding asset being recognized. This mortgage servicing rights asset is then accreted against income in proportion to and over the expected life of the cash flow. Mortgage servicing rights increased $2.0 million in 2000 primarily as a result of the First Northern Acquisition.

         Life insurance policies or bank owned life insurance ("BOLI") is an asset that was part of the First Northern Acquisition and is used to partially offset the future cost of employee benefits. BOLI is long-term life insurance on the lives of certain current and past First Northern employees where the insurance policy benefits and ownership are retained by us. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant's death.

         Deposits increased $551.8 million primarily as a result of the First Northern Acquisition. First Northern Savings Bank contributed approximately $573.6 million of deposits to the increase in deposits. The increase from the First Northern Acquisition was offset by a decrease at Mutual Savings Bank, resulting from the reduced interest rates which were offered to maturing and new depositors in anticipation of declining market interest rates. Deposits continually are subjected to intense competition - banks, investment companies, stock markets, and credit unions. We emphasize retail certificates of deposits, checking accounts and have begun to access the wholesale deposit market. Wholesale deposits are at times, a less expensive source of funds than retail deposits or borrowings.

         Our borrowings increased $324.9 million primarily as a result of the $270.1 million of borrowings that First Northern Savings Bank had outstanding at the time of the First Northern Acquisition. We primarily borrow from the FHLB of Chicago and have maturities that range from overnight to 8 years.

         Shareholders equity increased $120.6 million as a result of the restructuring of Mutual Savings Bank into a mutual holding company form and a result of operations. See "Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies - Organization."

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made since we do not have any tax exempt investments. Average balances are derived from average daily balances. The yield on securities available-for-sale are included in investment securities and mortgage-related securities and yields are calculated on the historical basis. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability.

                                                             AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
                              --------------------------------------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------------------------------------------------
                                            2000                              1999                            1998
                              -------------------------------    -------------------------------  ------------------------------
                               INTEREST      AVERAGE              INTEREST     AVERAGE              INTEREST     AVERAGE
                                AVERAGE      EARNED/   YIELD/      AVERAGE     EARNED/    YIELD/     AVERAGE     EARNED    YIELD
                               BALANCE       PAID      COST       BALANCE      PAID       COST      BALANCE      PAID      COST
                              ---------    ---------  -------     --------    ---------  -------  -----------   --------  ------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS (1):
  Loans receivable, net....  $1,263,100    $ 96,511    7.64%    $1,069,568    $  79,623   7.44%    $1,159,786   $ 90,092   7.77%
Mortgage-related securities     466,924      31,725    6.79        290,772       18,479   6.36        238,338     15,664   6.57
  Investment securities....      74,396       5,412    7.27         82,452        4,518   5.03        189,757     10,299   5.43
  Interest-earning deposits      12,735         791    6.21        116,295        5,539   4.76        122,411      6,754   5.52
  Federal funds............      20,708       1,272    6.14        198,420       10,143   5.11         50,587      2,661   5.26
                             ----------    --------    ----     ----------    ---------   ----     ----------   --------   ----
    Total interest-earning
       assets..............   1,837,863     135,711    7.38      1,757,507      118,302   6.73      1,760,879    125,470   7.13
Noninterest-earning assets.      91,401    --------                 80,369                             89,137
                             ----------                         ----------                         ----------
    Total average assets...  $1,929,264                         $1,837,876                         $1,850,016
                            ===========                         ==========                         ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
  Savings deposits.........   $ 157,516       3,837    2.44     $  163,102        3,885   2.38      $ 168,965      4,268   2.53
  Money market accounts....     233,549      12,208    5.23        203,924        9,796   4.80        141,860      6,571   4.63
  Interest-bearing
    demand accounts........      96,432         992    1.03         89,139          940   1.05         90,211      1,070   1.19
  Time deposits............     849,328      48,750    5.74        872,824       46,470   5.32        927,241     53,327   5.75
                             ----------    --------    ----     ----------    ---------   ----     ----------   --------   ----
    Total deposits.........   1,336,825      65,787    4.92      1,328,989       61,091   4.60
  Escrows..................      14,047         332    2.36         12,227          313   2.56         13,143        344   2.62
  Borrowings...............     309,746      18,861    6.09        263,400       13,933   5.29        270,838     14,437   5.33
                             ----------    --------    ----     ----------    ---------   ----     ----------   --------   ----
    Total interest-
       bearing liabilities.   1,660,618      84,980    5.12      1,604,616       75,337   4.70      1,612,258     80,017   4.96
                             ----------    --------    ----     ----------    ---------   ----     ----------   --------   ----

NONINTEREST-BEARING LIABILITIES
  Noninterest-bearing
    deposits...............      50,959                             43,402                             39,714
  Other noninterest-
    bearing liabilities....      30,706                             14,098                             28,307
                             ----------                         ----------                         ----------
    Total noninterest-
    bearing liabilities....      81,655                             57,500                             68,021
                             ----------                         ----------                         ----------
    Total liabilities......   1,742,283                          1,662,116                          1,680,279
  Equity...................     186,981                            175,760                            169,737
                             ----------                         ----------                         ----------
    Total average liabilities
       and equity..........  $1,929,264                         $1,837,876                         $1,850,016
                             ==========                         ==========                         ==========
Net interest income and net
    interest rate spread (2)               $ 50,731    2.26                   $  42,965   2.03                  $ 45,453   2.16
                                           ========                           =========                         ========
Net interest-earning
    assets and net interest
        margin (3)........  $   177,245                2.76%    $  152,891                2.44%    $ 148,621               2.58%
                            ===========                ====     ==========                ====     =========               ====
Average interest-earnings
  assets to average interest-
  bearing liabilities......        1.11x                              1.10x                             1.09x

(1) For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2) Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin is determined by dividing net interest income by total interest-earning assets.

         RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

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

                                                                YEAR ENDED DECEMBER 31,
                                                                 2000 COMPARED TO 1999
                                                              INCREASE (DECREASE) DUE TO
                                                            ---------------------------------
                                                             VOLUME       RATE          NET
                                                            --------     -------     --------
                                                                     (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable.....................................       $ 14,739     $ 2,149     $ 16,888
Mortgage-related securities..........................         11,889       1,357       13,246
Investment securities................................           (475)      1,369          894
Interest-earning deposits............................         (6,051)      1,303       (4,748)
Federal funds........................................        (10,579)      1,708       (8,871)
                                                            --------     -------     --------
      Total..........................................          9,523       7,886       17,409
                                                            --------     -------     --------
INTEREST-BEARING LIABILITIES:
Savings deposits.....................................           (135)         87          (48)
Money market deposits................................          1,501         911        2,412
Interest-bearing demand deposits.....................             75         (23)          52
Time deposits........................................         (1,276)      3,556        2,280
Escrows  ............................................             44         (25)          19
Borrowings...........................................          2,651       2,277        4,928
                                                            --------     -------     --------
         Total.......................................          2,860       6,783        9,643
                                                            --------     -------     --------
Net change in net interest income....................       $  6,663     $ 1,103      $ 7,766
                                                            ========     =======     ========


                                                                YEAR ENDED DECEMBER 31,
                                                                 1999 COMPARED TO 1998
                                                              INCREASE (DECREASE) DUE TO
                                                            ---------------------------------
                                                             VOLUME       RATE          NET
                                                            --------     -------     --------
                                                                     (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable.....................................       $ (6,818)    $(3,651)    $(10,469)
Mortgage-related securities..........................          3,347        (532)       2,815
Investment securities................................         (5,886)       (247)      (6,133)
Interest-earning deposits............................           (310)       (553)        (863)
Federal funds........................................          7,559         (77)       7,482
                                                            --------     -------     --------
      Total..........................................         (2,108)     (5,060)      (7,168)
                                                            --------     -------     --------
INTEREST-BEARING LIABILITIES:
Savings deposits.....................................           (145)       (238)        (383)
Money market deposits................................          2,973         252        3,225
Interest-bearing demand deposits.....................            (13)       (117)        (130)
Time deposits........................................         (3,027)     (3,830)      (6,857)
Escrows  ............................................            (24)         (7)         (31)
Borrowings...........................................           (394)       (110)        (504)
                                                            --------     -------     --------
         Total.......................................           (630)     (4,050)      (4,680)
                                                            --------     -------     --------
Net change in net interest income....................       $ (1,478)    $(1,010)    $ (2,488)
                                                            ========     =======     ========


COMPARISONS OF OPERATING RESULTS FOR YEARS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

         The First Northern Acquisition also substantially affects the comparison of operating results for the years ended December 31, 2000 and 1999. Results of First Northern Savings Bank are included in Bank Mutual only from and after the November 1, 2000 date of the acquisition.

         Net income for the year ended December 31, 2000, was $14.7 million as compared to a loss of $4.5 million for the year ended December 31, 1999. The increase was primarily the result of the elimination of the $15.6 million charge in 1999 relates to the impairment of intangible assets from the 1997 First Federal. In 1999, $15.6 million of intangible assets from that acquisition were determined to be impaired and therefore expensed.

NET INTEREST INCOME

         Net interest income for 2000 increased $7.8 million or 18.1 % to $50.7 million for 2000 as compared to $43.0 million for 1999. Net interest income increased as a result of the net increase in interest-earning assets and net interest margin.

TOTAL INTEREST INCOME

         Total interest income increased $17.4 million or 14.7% to $135.7 million for 2000 as compared to $118.3 million for 1999. The increase in total interest income was primarily attributed to the First Northern Acquisition, and growth in our loan portfolio and mortgage-related securities.

         We continued to emphasize loan growth in 2000 especially our multi-family and commercial real estate mortgage loans, consumer loans and commercial and industrial loans. The loan growth along with an increase in the yield on average loans increasing to 7.64% from 7.44% and the Acquisition resulted in an increase in our interest income on loans of $16.9 million or 21.2%. With overall market interest rates trending lower, we anticipate the yield on the loan portfolio will also trend lower in 2001.

         Interest on investments increased $894,000 to $5.4 million in 2000 as compared to $4.5 million in 1999. Average investment securities decreased $8.1 million in 2000 as compared to 1999 however the average yield on investments increased to 7.27% from 5.03%. Average investment securities decreased as a result of maturing investment securities being reinvested in mortgage-related securities and loans.

         Interest on mortgage-related securities increased $13.2 million to $31.7 million in 2000 as compared to $18.5 million in 1999. The increase was primarily the result of reinvesting interest-earning deposits and maturing investment securities into mortgage-related securities and the addition of mortgage-related securities from the First Northern Acquisition. We used our interest-earning deposits to purchase mortgage-related securities since mortgage-related securities have historically provided for a higher yield than interest-earning deposits. The average yield on mortgage-related securities was 6.79% for 2000 as compared to 6.36% for 1999.

         Interest income on interest-earning deposits decreased $13.6 million to $2.1 million in 2000 as compared to $15.7 million in 1999. The decrease we the result of our reinvestment of interest-earning deposits into mortgage-related securities.

TOTAL INTEREST EXPENSE

         Interest expense on deposits increased $4.7 million or 7.7%, to $65.8 million for 2000 as compared to $61.1 million for 1999. The increase in interest expense on deposits was the result of the First Northern Acquisition and increased average cost of deposits. Average total deposits increased $7.8 million primarily as a result of the First Northern Acquisition which was partially offset by our decision not to match competitors' highest deposit interest rate offerings in anticipation of upcoming lower market interest rates. In addition, renewing deposits and/or new deposits were at interest rates that were higher interest rates than the average cost of existing deposits. The average cost of deposits increased to 4.92% in 2000 as compared to 4.60% in 1999. Assuming a continuation of the recent reduction in market interest rates, we anticipate that our deposit cost should decline in 2001.

         Interest expense on borrowings increased $4.9 million or 35.4% to $18.9 million in 2000 as compared to $13.9 million in 1999. Average borrowings outstanding in 2000 increased $46.3 million as a result of the First Northern Acquisition. In addition, the cost of borrowing throughout 2000 increased to 6.09% as compared to 5.29% in 1999. This increased cost of borrowings was the result of increased rates on borrowing early in 2000 and the increased dollar amount of of borrowings from the First Northern Acquisition. As market interest rates continued to decline in 2001, we would anticipate our borrowing costs to decline as well.

PROVISION FOR LOAN LOSSES

         We provided $423,000 for loan losses in 2000 as compared to $350,000 in 1999. In addition, the provision includes the effect of adding the $5.0 million provision of First Northern Savings Bank at the time of the First Northern Acquisition. The allowance for loan losses at December 31, 2000, was $12.2 million or 392.1% of non-performing loans and 226.6% of non-performing assets. The loan loss allowance to total loans ratio is 0.62% as compared to 0.64% at December 31, 1999. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions, and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated future losses.

NONINTEREST INCOME

         Total noninterest income increased $1.3 million or 15.9% to $9.3 million in 2000 as compared to $8.0 million in 1999. The increase was the result of increased service charges on deposits, brokerage and insurance commissions, and other interest income.

         The increase of $303,000 in service charges on deposits was primarily the result of the First Northern Acquisition, which increased the number of checking accounts. Checking accounts are the predominant source of service charges.

         Brokerage and insurance commissions increased $111,000 or 6.1% to $1.9 million in 2000 as compared to $1.8 million in 1999. The First Northern Acquisition provided the majority of the increase.

         Gains on the sale of loans decreased in 2000 to $301,000 in 2000 as compared to $497,000 in 1999. The decrease was the result of reduced loan sales ($32.4 million) in 2000 as compared to 1999 ($56.9 million). Higher market interest rates on fixed rate mortgage loans for most of 2000 resulted in reduced fixed rate mortgage loan originations and hence reduced loan sales. We sell most of our 20 and 30 year fixed rate mortgage loans on the secondary market.

         Other noninterest income increased $1.4 million or 74.6% to $3.2 million in 2000 as compared to $1.8 million in 1999. The increase is primarily the result of the First Northern Acquisition, a gain on the sale of real estate owned and miscellaneous other fees.

NONINTEREST EXPENSE

         Total noninterest expense decreased $15.1 million to $36.1 million in 2000 as compared to $51.3 million in 1999. The decrease was the result of a decrease in the amortization of goodwill and intangible assets of $16.9 million. 1999 included the recognition of $15.6 million impairment of goodwill and other intangible assets from the First Federal acquisition in 1997.

         The compensation expense increase of $2.0 million was primarily the result of the First Northern Acquisition, normal increases to compensation and related costs and increased health care costs. Bank Mutual expects that compensation expense will increase in 2001 as a result of new benefit plans. In connection with the Mutual Savings restructuring, Bank Mutual established an employee stock ownership plan; however, contributions were not yet allocated in 2000 and expense under the plan will not begin until 2001. In addition, Bank Mutual shareholders are being asked to approve a stock incentive plan; the grant of certain awards under that plan would also result in compensation expense.

         Occupancy and equipment expense increased $329,000 primarily from the First Northern Acquisition and the purchase of new equipment. We anticipate in 2001, that we will begin to upgrade or replace our existing teller platform equipment with new PCs which will increase our equipment expense.

         The amortization of goodwill and the amortization of other intangible assets decreased substantially in 2000 as compared to 1999. This $11.8 million decrease in goodwill amortization and $5.1 million decrease in other intangibles asset amortization was primarily the result of the determination in 1999 of the impairment and subsequent write down of goodwill and other intangible assets. Amortization expense in 2000 was lower than in 1999 because both of the non-recurrence of the significant write down in 1999, as well as the lower annual amortization of the remaining intangibles because of their significant reduction. That was offset somewhat, however, by the effect of two months of amortization of intangible assets resulting from the First Northern Acquisition. The amortization of goodwill and other intangible assets will increase substantially in 2001 as a result of the $48.8 million of goodwill and $4.1 million of other intangible assets created from the Acquisition. See "Notes to Consolidated Financial Statements -- Note 2. Business Combination."

         Our efficiency ratio excluding the amortization of goodwill and other intangible assets was 58.3 % in 2000 as compared to 65.2% in 1999. This decrease was the result of higher interest income resulting from the reinvestment of short-term investments into higher yielding mortgage-related securities rather than a reduction in Noninterest expenses.

INCOME TAXES

         Income tax expense increased $4.9 million to $8.7 million in 2000 as compared to $3.8 million in 1999. The increase was the result of increased taxable income. Income taxes for 1999 were significantly impacted by the non-deductibility of the write down of goodwill. The effective income tax rate in 2000 was 37.2% as compared to 38.9% in 1999 (excluding amortization of goodwill and other intangible assets).


COMPARISONS OF OPERATING RESULTS FOR YEARS ENDED DECEMBER 31, 1999 AND 1998

GENERAL

          Net loss was $4.5 million for 1999, a decrease of $15.7 million, or 140.2%, compared with net income of $11.2 million for 1998. The decrease was primarily attributable to a $2.5 million decrease in net interest income and a $15.6 million increase in amortization of goodwill and other intangible assets, offset in part by a $2.8 million decrease in income tax expense.

         We purchased First Federal in 1997 and used the purchase method of accounting in that transaction. Purchase accounting resulted in the creation of goodwill and other intangible assets, which we amortize on our financial statements over a period of time. Our amortization of intangible assets increased in 1999 primarily because we accelerated the write off of some of the goodwill and other intangible assets, which resulted from our purchase of First Federal. We regularly evaluate our goodwill and other intangible assets to determine whether any special action needs to be taken. As part of that evaluation, we determined the cash flows that we expected in future years from the acquired operations and then calculated the present value of that cash flows. In the case of First Federal, factors such as changes in the market area, the departure of former officers and the composition of the loan portfolio affected our future expectations. When we made this calculation, we determined that the goodwill and other intangible assets from the First Federal acquisition were overvalued by $15.6 million. Therefore, we wrote off that amount against the goodwill and other intangible assets in the fourth quarter of 1999. That write-down, net of a tax benefit of $2.0 million, substantially affected our 1999 results. We do not expect to take special write-downs on a regular basis.

NET INTEREST INCOME

         Net interest income for 1999 decreased $2.5 million, or 5.5%, to $43.0 million for 1999 compared with $45.5 million for 1998. Net interest rate spread, the difference between the average yield on the average balance of interest-earning assets and the average cost of the average balance of interest-bearing liabilities, decreased 13 basis points to 2.03% for 1999 from 2.16% for the prior year. Net interest margin, represented by net interest income divided by the average balance of interest-earning assets, decreased 14 basis points to 2.44% for 1999 compared with 2.58% for

1998. These decreases were primarily due to the investment of proceeds from the repayment and sale of mortgage loans in short-term, lower-yielding investments as market rates declined.

INTEREST INCOME

         Total interest income decreased $7.2 million, or 5.7%, to $118.3 million for 1999 compared with $125.5 million for 1998. Interest and fees on loans accounted decreased from $90.1 million for 1998 to $79.6 million for 1999. Interest and dividends on investment securities available for sale decreased $5.8 million or 56.1% to $4.5 million for 1999 compared to $10.3 million in 1998. Interest on interest-earning deposits decreased $1.2 million or 18.0% to $5.5 million for 1999 compared to $6.8 million in 1998. Interest on federal funds increased $7.5 million or 281.2% to $10.1 million for 1999 compared to $2.7 million in 1998. Interest on mortgage-related securities available for sale increased $2.8 million, or 18.0%, to $18.5 million for 1999 compared to $15.7 million for 1998.

         We experienced a $3.4 million, or 0.2%, decrease in the average balance of total interest-earning assets. However, the mix of our earning assets changed more significantly. The average balance of loans decreased $90.2 million, or 7.8%, to $1.07 billion for 1999 compared with $1.16 billion for 1998. This decrease primarily reflects decreased origination and the large repayments of adjustable rate loans refinanced with 30 year fixed rate loans, which were subsequently sold. The average balance of mortgage-related securities increased $52.4 million, or 22.0%, to $290.8 million for 1999 compared with $238.3 million for 1998. The average balance of investment securities increased $36.5 million, or 10.5%, to $383.6 million for 1999 compared with $347.1 million for 1998. These increases reflect our continued strategy of using our investments to increase interest income while managing interest rate risk.

         The primary reason for the decrease in interest income was a 40 basis point decrease in the average yield on interest-earning assets to 6.73% for 1999 from 7.12% for 1998. The average yield on loans decreased 33 basis points to 7.44% for 1999 compared with 7.77% for the prior year. The average yield on mortgage-related securities decreased 21 basis points to 6.36% for 1999 compared with 6.57% for 1998. The average yield on investment securities decreased 35 basis points. to 5.03% for 1999 compared with 5.38% for 1998. The lower interest rate environment along with the relatively flat yield curve that prevailed during 1999 and the end of 1998 resulted in the downward repricing of our interest rate-sensitive assets. In addition, the average yield on our assets was affected by the refinancing of many of our existing loans to fixed rate mortgage loans, which were subsequently sold. The proceeds of loan repayments and loan sales were invested in lower-yielding investment securities and mortgage-related securities.

INTEREST EXPENSE

         Interest expense on deposits decreased $4.1 million, or 6.3%, to $61.1 million for 1999 compared with $65.2 million for 1998. Interest expense on time deposits decreased $6.9 million, or 12.9% to $46.5 million for 1999, down from $53.3 million for 1998. Interest expense on savings accounts decreased $383,000 or 9.0% to $3.9 million for 1999 compared to $4.3 million for 1998. Interest expense on money market accounts increased $3.2 million or 48.5% to $9.8 million for 1999 compared to $6.6 million for 1998. Interest expense on borrowings decreased $504,000, or 3.5%, to $13.9 million compared to $14.4 million in 1998.

         The 5.8% overall decrease in interest expense was primarily attributable to a decrease of 26 basis points in the average cost of interest-bearing liabilities This decrease reflects a lower interest rate environment and our strategy of funding assets through competitive pricing of our deposit products and allowing higher costing time deposits to run off when adverse market conditions exist.

PROVISION FOR LOAN LOSSES

         During 1999 we provided $350,000 for loan losses, compared to $637,000 for 1998. Net loan charge-offs were approximately $257,000 for 1999, compared to $977,000 in 1998. The allowance for loan losses, which is established through a provision for loan losses charged against income was $6.9 million at both December 31, 1999 and December 31, 1998.

NONINTEREST INCOME.

         Noninterest income, consisting of service fees, brokerage commissions, gain on sale of loans and other income, decreased $456,000, or 5.4%, to $8.0 million for 1999 compared with $8.4 million for 1998. Various factors contributed to the change, primarily a $598,000 increase in brokerage commissions, a $648,000 decrease in loan fees and service charges due to decreased loan originations, and a $528,000 decrease in gains on sales of loans due to decreased loan sales.

NONINTEREST EXPENSE

         Noninterest expense increased $15.8 million, or 44.5%, to $51.3 million during 1999 compared with $35.5 million for the prior year. Amortization of intangible assets made up 98.7% of the increase in Noninterest expense. An increase in amortization of intangible assets of $15.6 million, or 578%, to $18.3 million in 1999 compared to $2.7 million in 1998, was a result of the special write-off of intangible assets from the 1997 First Federal acquisition. The remaining increase was $206,000 or 0.6% to $33.0 million in 1999, compared to $32.8 million in 1998 for other non-interest expense items, excluding amortization of intangible assets.

         Our efficiency ratio was 65.2% for 1999 compared with 60.8% for 1998. The increase in the efficiency ratio reflects lower interest income as a result of our high volume of lower yielding short-term investment securities rather than an increase in operating expenses. The ratio of non-interest expense, excluding amortization of intangible assets, to average assets was 1.79% for 1999 and 1.77% for 1998.

INCOME TAXES

         Income tax expense decreased $2.8 million or 42.4% to $3.8 million for 1999 compared to $6.6 million for 1998. Income tax expense in 1999 is significantly impacted by the non-deductibility of a substantial portion of the amortization of goodwill. Excluding the amortization of goodwill and other intangible assets, our effective tax rate for 1999 was 38.9% compared to 37.1% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization, and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations.

         Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

         Our primary investing activities are the origination and purchase of one-to four-family real estate loans, multi-family and commercial real estate loans, home equity loans, other consumer loans, commercial business loans, the purchase of mortgage-related securities, and to a lesser extent, the purchase of investment securities.

         These investing activities were funded by principal payments on mortgage loans and mortgage-related securities, calls and maturities on investment securities, borrowings, and funds provided by our operating activities.

         At December 31, 2000, Bank Mutual had outstanding loan commitments to borrowers of approximately $15.0 million, unused commercial lines of credit of approximately $14.6 million and available home equity and overdraft lines of credit of approximately $87.7 million. There were no outstanding commitments to purchase securities at December 31, 2000. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet current funding commitments.

         At December 31, 2000, we exceeded each of the applicable regulatory capital requirements for both savings bank subsidiaries. In order to be classified as "well-capitalized" by the FDIC we are required to have leverage (tier 1) capital of 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of 10.00%. At December 31, 2000, Mutual Savings Bank had a risk-based total capital ratio of 14.74% and First Northern Savings Bank had a risked-based total capital ratio of 10.97%. See "Notes to Consolidated Financial Statement -- Note 8. Shareholders' Equity."

         In connection with the Mutual Savings restructuring, Bank Mutual issued
6.1 million shares of its common stock in a subscription offering for net cash proceeds of $58.3 million. Bank Mutual used proceeds of this offering, together with retained earnings of Mutual Savings Bank and First Northern Savings Bank, to fund the $75.1 million cash consideration payable in the First Northern Acquisition. The issuance of additional shares of Bank Mutual common stock represented the balance of the consideration in the First Northern Acquisition. Because OTS regulations require that the MHC own at least a majority of shares of Bank Mutual, and currently 49.9% of Bank Mutual's common shares are owned by persons other than the MHC, the future issuance of Bank Mutual common stock is not expected to be a significant source of capital resources for Bank Mutual as long as the mutual holding company structure remains in place.

         Cash and cash equivalents decreased $13.2 million during 2000. Bank Mutual used $204.1 million in investing activities, primarily as a result of the purchase of investment securities, cash payments in the First Northern Acquisition and the net increase and loans receivable, offset by proceeds from the sales of investment securities and principal repayments on mortgage related securities. The use of cash in investing activities was partially offset by cash provided by operating and financing activities. The increase in cash from operating activities is primarily a result of Bank Mutual's net income for the year, and increases in miscellaneous liabilities and non-cash expenses, offset by net change in loans originated for sale. Cash provided by financing activities resulted primarily from proceeds of long-term borrowings and net proceeds from the sale of stock, offset by net decrease in short-term borrowings and repayments on long-term borrowings as well as a net decrease in deposits. In addition, cash decreased by approximately $9.0 million as a result of the purchase of unearned shares for the Bank Mutual ESOP.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and accompanying notes of Bank Mutual have been prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

RISK FACTORS

         In addition to the various factors discussed above, you should consider carefully the following risk factors when evaluating Bank Mutual's performance and outlook.

         CHANGING INTEREST RATES MAY HURT OUR PROFITS. To be profitable, we have to earn more money in interest and fees than we pay as interest and other expenses. Of our first mortgage loans maturing after one year, a majority have interest rates that are fixed for the term of the loan. While most of our deposit accounts consist of time deposit accounts with remaining terms to maturity of less than one year, most of our loans have longer remaining terms. If interest rates rise, the amount of interest we pay on deposits is likely to increase more quickly than the amount of interest we receive on our loans, mortgage-related securities and investment securities. This would cause our profits to decrease. Rising interest rates would likely reduce the value of our mortgage-related securities and investment securities and may decrease demand for loans and make it more difficult for borrowers to repay their loans. For additional information on our exposure to interest rates, see "Quantitative and Qualitative Disclosures about Market Risk -- Management of Interest Rate Risk."

         INCREASES IN MARKET INTEREST RATES ARE LIKELY TO ADVERSELY AFFECT EQUITY. As of December 31, 2000, we owned $559 million of securities available-for-sale. Generally accepted accounting principles require that we carry these securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, is carried as a component of shareholders' equity. In recent quarters, rates have been rising. When market rates of interest increase, the fair value of our securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders' equity correspondingly increases. As of December 31, 2000, Bank Mutual's available-for-sale portfolio had an unrealized gain of $885,000, because fair value was $559.0 million and amortized cost was $558.1 million.

         LOW DEMAND FOR REAL ESTATE LOANS MAY LOWER OUR PROFITABILITY. Making loans secured by real estate is our primary business and primary source of profits. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, earn less income for us than real estate loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates.


         THE ECONOMIC DOWN-TURN COULD AFFECT OUR EARNINGS. The economy in general has experienced a significant softening over recent months. A weakened or declining economy can significantly affect our operations and profitability. For example, higher unemployment and reduced business sales or profits can make it more difficult for borrowers to repay their loans. Similarly, reduced income or confidence can lead consumers to reduce their purchases, and thus reduce loan demand.

         STRONG COMPETITION WITHIN OUR MARKET AREA MAY REDUCE OUR CUSTOMER BASE. We encounter strong competition both in attracting deposits and originating real estate and other loans. We compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Our market area includes branches of several commercial banks that are substantially larger than us in terms of deposits and loans. In addition, tax exempt credit unions operate in most of our market area and aggressively price their products and services to a large part of the population. Our profitability depends upon our continued ability to successfully increase our market share.

         WE HAVE SIGNIFICANT INTANGIBLE ASSETS, WHICH WILL HURT OUR FUTURE RESULTS. In the First Northern Acquisition, Bank Mutual recorded approximately $52.9 million in intangible assets. Bank Mutual will amortize these intangible assets over 20 years. As a result, pre-tax earnings will be reduced by approximately $2.65 million annually. Also, at some point in the future, our intangible assets may become impaired, and we would need to write them off as a reduction to earnings. For example, in 1999 Bank Mutual wrote off $15.6 million of "impaired" intangible assets from the 1997 acquisition of First Federal. Even though this special write-off did not affect our cash position, our 1999 results were reduced by this action.

         WE MAY EXPAND OUR LENDING ACTIVITIES IN RISKIER AREAS. We have identified commercial real estate, commercial business and consumer loans, including indirect auto loans, as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, non-residential loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced.

         Also, primarily as a result of the First Northern Acquisition, our consumer loan portfolio included $83.3 million of indirect auto loans at December 31, 2000. Indirect auto lending was not previously a business line for Mutual Savings. Although First Northern has experienced minimal delinquencies in its automobile loan portfolio, borrowers may be more likely to become delinquent on an automobile loan than on a residential real estate loan. Moreover, unlike the collateral for real estate loans, automobiles depreciate rapidly and, in the event of default, principal loss as a percent of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, over which Bank Mutual has no control. Similarly, any non-real estate collateral securing commercial business loans may depreciate over time and fluctuate in value.

         IMPLEMENTING STOCK-BASED BENEFITS WILL INCREASE OUR FUTURE COMPENSATION EXPENSE AND REDUCE OUR EARNINGS. We intend to adopt a stock incentive plan which will provide for the granting of options to purchase common stock and for awards of common stock to our eligible officers, employees and directors. We also have an employee stock ownership plan , and have adopted a restoration plan that will supplement the benefits to select executive officers under the employee stock ownership plan and our 401(k) plan. These plans will increase our future costs of compensating our directors and employees, reducing net earnings. The cost of these plans will vary based on our stock price at specific points in the future.

         THE MHC'S CONTROL OVER BANK MUTUAL MAY PREVENT TRANSACTIONS YOU WOULD LIKE. The MHC will be managed by generally the same directors and officers who manage Bank Mutual. Because the MHC will own a majority of Bank Mutual's common stock after the restructuring, the board of directors of the MHC will control the outcome of most matters put to a vote of shareholders of Bank Mutual. We cannot assure you that the votes cast by the MHC will be in your best interest as a shareholder.

         MUTUAL SAVINGS AND FIRST NORTHERN SAVINGS BANK MAY NOT INTEGRATE AS WE HOPE. Mutual Savings and First Northern Savings Bank are initially operating as separate entities. That will delay or reduce any expense reduction which the combined companies might achieve from a combination. Similarly, if we ultimately combine the two banks, any problems, such as customer loss or difficulties that may result from systems conversions, will be deferred until such time as the integration occurs. As our integration continues, we may find that the operations and management philosophies will not combine as well as we expect, which could lead to operating inefficiencies and complications going forward.

QUARTERLY FINANCIAL INFORMATION

         The following table sets forth certain unaudited quarterly data for the periods indicated:

                                                                         QUARTER ENDED
                                                    -----------------------------------------------------------
                                                    MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                    --------        -------       ------------      -----------
                                                             (In thousands, except per share amounts)
2000 (unaudited)
   Interest income.............................    $29,842          $30,640          $31,216          $ 44,013
   Interest expense............................     18,179           18,882           19,673            28,246
                                                   -------          -------          -------          --------
      Net interest income......................     11,663           11,758           11,543            15,767
   Provision for loan losses...................         76              160               40               147
                                                   -------          -------          -------          --------
      Net income after provision
         for loan losses.......................     11,587           11,598           11,503            15,620
   Total noninterest income....................      1,830            2,186            2,183             3,051
   Total noninterest expense...................      8,516            8,170            8,462            10,996
                                                   -------          -------          -------          --------
   Income before income taxes..................      4,901            5,614            5,224             7,675
   Income taxes................................      1,855            2,146            1,810             2,898
                                                   -------          -------          -------          --------
   Net income..................................    $ 3,046          $ 3,468          $ 3,414          $  4,777
                                                   =======          =======          =======          ========
   Earnings per share -- Basic
     and diluted...............................        n/a              n/a              n/a                 *


1999 (unaudited)
   Interest income.............................    $29,151          $29,502          $29,786          $ 29,863
   Interest expense............................     19,127           19,001           18,826            18,383
                                                   -------          -------          -------          --------
      Net interest income......................     10,024           10,501           10,960            11,480
   Provision for loan losses...................         39              164               32               115
                                                   -------          -------          -------          --------
      Net income after provision
          for loan losses......................      9,985           10,337           10,928            11,365
   Total noninterest income....................      1,926            1,973            1,820             2,265
   Total noninterest expense...................      8,959            8,986            8,836            24,498
                                                   -------          -------          -------          --------
   Income before income taxes..................      2,952            3,324            3,912           (10,868)
   Income taxes (benefit)......................      1,111            1,275            1,508               (91)
                                                   -------          -------          -------          --------
   Net income (loss)...........................    $ 1,841          $ 2,049          $ 2,404          $(10,777)
                                                   =======          =======          =======          ========
   Earnings per share -- Basic and diluted......       n/a              n/a              n/a               n/a

* Since we reorganized November 1, 2000, there were no shares outstanding prior to that time. Earnings per share for the two months ended December 31, 2000 was $0.15 per share. See "Notes to Consolidated Financial Statements -- Note 1. Summary of Significant Accounting Policies -- Earnings Per Share."

RECENT ACCOUNTING DEVELOPMENTS

         Recent accounting changes are discussed in the Notes to Consolidated Financial Statement -- Note 1. Summary of Significant Accounting Policies -- Pending Accounting Changes.

         In addition, FASB has released a "Business Combinations and Intangible Assets -- Accounting for Goodwill" exposure draft which could significantly impact how we account for goodwill. The FASB exposure draft eliminates the amortization of goodwill and requires a periodic analysis for impairment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK

         Bank Mutual's ability to maintain net interest income depends upon earning a higher yield on assets than the rates we pay on deposits and borrowings. Fluctuations in interest rates will ultimately impact both our level of income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those which possess a short term to maturity.

         Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature during a given period of time. The difference, or the interest rate sensitivity "gap," provides an indication of the extent to which our interest rate spread will be affected by changes in interest rates. See "Gap Analysis" below.

         Due to the nature of our operations, we are not directly subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, concentrated in Wisconsin, is subject to risks associated with the local economy. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2000 and 1999. In the future, we may, with approval of our board of directors, engage in hedging transactions utilizing derivative instruments.

         We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, earnings will remain within an acceptable range.

         The primary objectives of our interest rate management strategy are to:

         o maintain earnings and capital within self-imposed parameters over a range of possible interest rate environments;

         o coordinate interest rate risk policies and procedures with other elements of our business plan, all within the context of the current business environment and our capital and liquidity requirements; and

         o manage interest rate risk in a manner consistent with the approved guidelines and policies set by our board of directors.

         To achieve the objectives of managing interest rate risk, our Asset/Liability committees meet periodically to discuss and monitor the market interest rate environment and provides reports to the board of directors. These committees (one at each bank) are comprised of members of their respective senior management.

         Historically, our lending activities have emphasized one- to four-family first and second mortgage loans. Our primary source of funds has been deposits and borrowings, consisting primarily of time deposits and borrowings which have substantially shorter terms to maturity than the loan portfolio. We have employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:

         o emphasizing the origination of adjustable-rate and certain 15-year fixed rate mortgage loans for portfolio, and selling certain 15 and 20 year fixed rate mortgage loans and all 30-year fixed rate mortgage loans;

         o maintaining a significant level of investment securities and mortgage-related securities with a weighted average life of less than eight years or with interest rates that reprice in less than five years; and

         o    managing deposits and borrowings to provide stable funding.

         We believe that the frequent repricing of our adjustable-rate mortgage loans, the cash flows from our 15-year fixed rate real estate loans, the shorter duration of our consumer loans, and adjustable rate features and shorter durations of our investment securities, reduce our exposure to interest rate fluctuations.

         GAP ANALYSIS. Repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a financial institution's interest rate sensitivity "gap." An asset or liability is said to be "interest rate sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

         A gap is considered positive when the amount of interest-earning assets maturing or repricing within a specific time period exceeds the amount of interest-bearing liabilities maturing or repricing within that specific time period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing within a specific time period exceeds the amount of interest-earning assets maturing or repricing within the same period. During a period of rising interest rates, a financial institution with a negative gap position would be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution's net interest income. An institution with a positive gap position would be expected, absent the effect of other factors, to experience the opposite result. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to reduce net interest income.

         At December 31, 2000, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $415.7 million. This represented a negative cumulative one-year interest rate sensitivity gap of (14.9%), and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 72.7%. The cumulative gap ratio is significantly affected by $200.0 million of long-term FHLB borrowings which can be called in May and June 2001. This call option is at the FHLB of Chicago's discretion, however if the borrowings are called, the FHLB of Chicago has given us the guaranty that alternative borrowings would be available.

         The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

         i) Investment securities - based upon contractual maturities and if applicable, call dates.

         ii) Mortgage-related securities - based upon an independent outside source for determining cash flows (prepayment speeds).

         iii) Loans - based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

         iv) Deposits - based upon contractual maturities and our historical decay rates.

         v) Borrowings - based upon the earlier of call date or final maturity.

                                                                    AT DECEMBER 31, 2000
                                       ------------------------------------------------------------------------------------
                                                      THREE TO   MORE THAN ONE      MORE THAN
                                       WITHIN THREE    TWELVE    YEAR TO THREE    THREE YEARS TO      OVER
                                          MONTHS       MONTHS        YEARS          FIVE YEARS     FIVE YEARS      TOTAL
                                       ------------   ---------  -------------    --------------   ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
   Mortgage loans:
     Fixed..........................     $  26,150    $  65,592    $ 147,415         $103,336       $217,300     $  559,793
     Adjustable.....................       110,595      381,218      279,703          145,074         19,428        936,018
   Consumer loans...................       116,409      131,292      171,861           13,555          9,128        442,245
   Commercial and industrial loans..        15,868       16,462       25,787            1,725              -         59,842
Interest-earning deposits...........        67,445            -            -                -              -         67,445
Investment securities...............        35,292        5,477       30,293           20,249              -         91,311
Mortgage-related securities:
     Fixed..........................        14,794       45,561      120,419           80,047        142,809        403,630
     Adjustable.....................        60,663            -            -                -              -         60,663
Other interest-earning assets.......        15,176            -            -                -              -         15,176
                                         ---------    ---------    ---------         --------       --------     ----------
       Total interest-earning assets       462,392      645,602      775,478          363,986        388,665      2,636,123
                                         ---------    ---------    ---------         --------       --------     ----------

Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand
       accounts.....................     $   2,326    $   6,935    $  16,570         $ 14,331       $ 93,815     $  133,977
     Savings accounts...............        10,328       28,325       55,783           35,966         70,513        200,915
     Money market accounts..........        83,652       36,301       68,557           40,992         61,445        290,947
     Time deposits..................       318,615      528,399      301,672           29,198              -      1,177,884
Advance payments by borrowers for
   taxes and insurance..............         1,427        2,885           -                 -              -          4,312
                                         ---------    ---------    ---------         --------       --------     ----------
Borrowings..........................       217,243      287,230       62,372                -          1,025        567,870
                                         ---------    ---------    ---------         --------       --------     ----------
      Total interest-bearing
        liabilities.................       633,591      890,075      504,954          120,487        226,798      2,375,905
                                         ---------    ---------    ---------         --------       --------     ----------
Interest rate sensitivity gap.......     $(171,199)   $(244,473)   $ 270,524         $243,499       $161,867     $  260,218
                                         =========    =========    =========         ========       ========     ==========
Cumulative interest rate sensitivity
  gap...............................     $(171,199)   $(415,673)   $(145,148)        $ 98,351       $260,218
                                         =========    =========    =========         ========       ========
Cumulative interest rate sensitivity
   gap as a percentage total assets.         (6.14)%     (14.90)%      (5.20)%           3.53%          9.33%
Cumulative interest-earning assets
   as a percentage of interest
   bearing liabilities..............         72.98%       72.72%       92.84%          104.58%        110.95%

         The methods used in the previous table have some shortcomings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans, have features which limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.

PRESENT VALUE OF EQUITY

         In addition to the gap analysis table, we also use simulation models to monitor interest rate risk. The models report the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. The present value of equity is the difference between the present value of expected cash flows of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable-rate, caps, floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.

         The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2000. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.


                                                        PRESENT VALUE OF EQUITY
                                                              AS PERCENT OF
                        PRESENT VALUE OF EQUITY         PRESENT VALUE OF ASSETS
                    -------------------------------     -----------------------
     CHANGE IN       DOLLAR     DOLLAR      PERCENT     PRESENT VALUE   PERCENT
  INTEREST RATES     AMOUNT     CHANGE      CHANGE          RATIO       CHANGE
  --------------    --------   --------     -------     -------------   -------
  (BASIS POINTS)        (DOLLARS IN THOUSANDS)

      +200          $306,881   $(53,906)    (14.94)%        11.25%      (11.90)%
      +100           336,852    (23,935)     (6.63)%        12.13%       (5.01)%
        0            360,787          -        0.00%        12.77%        0.00%
      -100           360,537       (250)     (0.07)%        12.59%       (1.41)%
      -200           345,131    (15,656)     (4.34)%        11.90%       (6.81)%

         As in the case of the gap analysis table, the methods we used in the previous table have some shortcomings. This type of modeling requires that we make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we make assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. We also assume that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The table assumes that we will take no action in response to the changes in interest rates, when in practice rate changes on certain products, such as savings deposits, may lag market changes. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the present value of equity model may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our present value of equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Financial Information" for supplemental financial information.


                         Report of Independent Auditors

Board of Directors
Bank Mutual Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation (the Company) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            [ERNST & YOUNG LLP SIGNATURE]

Milwaukee, Wisconsin
January 29, 2001

                    Bank Mutual Corporation and Subsidiaries

                 Consolidated Statements of Financial Condition

                                                                                   DECEMBER 31
                                                                          ----------------------------
                                                                              2000            1999
                                                                          -----------     ------------
                                                                                 (In Thousands)
ASSETS
Cash and due from banks                                                    $   30,625      $   21,367
Federal funds sold                                                             20,000          25,000
Interest-earning deposits                                                      15,097         132,592
                                                                           ----------      ----------
Cash and cash equivalents                                                      65,722         178,959
Securities available-for-sale, at fair value:
   Investment securities                                                       94,129          57,763
   Mortgage-related securities                                                464,873         374,100
Loans held for sale                                                             7,469             541
Loans receivable, net                                                       1,972,636       1,082,795
Goodwill                                                                       55,967           8,254
Other intangible assets                                                         7,057           3,242
Other assets                                                                  121,679          63,852
                                                                           ----------      ----------
                                                                           $2,789,532      $1,769,506
                                                                           ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                                $1,894,820      $1,343,007
   Borrowings                                                                 567,624         242,699
   Advance payments by borrowers for taxes and insurance                        4,312           1,661
   Other liabilities                                                           38,379          18,319
                                                                           ----------      ----------
                                                                            2,505,135       1,605,686
Commitments and contingencies (Notes 12 and 13)                                     -               -

SHAREHOLDERS' EQUITY:
   Preferred stock -- $.01 par value:
     Authorized -- 10,000,000 shares in 2000
     Issued and outstanding -- none in 2000                                          -               -
   Common stock -- $.01 par value:
     Authorized -- 100,000,000 shares in 2000
     Issued and outstanding -- 22,341,665 shares in 2000                          223               -
   Additional paid-in capital                                                 108,151               -
   Retained earnings                                                          184,351         169,746
   Unearned ESOP shares                                                        (8,971)              -
   Accumulated other comprehensive income (loss)                                  643          (5,926)
                                                                           ----------      ----------
                                                                              284,397         163,820
                                                                           ----------      ----------
                                                                           $2,789,532      $1,769,506
                                                                           ==========      ==========

See accompanying notes to consolidated statements.

                    Bank Mutual Corporation and Subsidiaries

                      Consolidated Statements of Operations



                                                                          YEAR ENDED DECEMBER 31
                                                                  -----------------------------------------
                                                                     2000           1999            1998
                                                                  ---------      ---------        ---------
                                                                                (In Thousands)
Interest income:
   Loans                                                          $  96,511      $  79,623        $  90,092
   Investments                                                        5,412          4,518           10,299
   Mortgage-related securities                                       31,725         18,479           15,664
   Interest-earning deposits                                          2,063         15,682            9,415
                                                                  ---------      ---------        ---------
Total interest income                                               135,711        118,302          125,470

Interest expense:
   Deposits                                                          65,787         61,091           65,236
   Borrowings                                                        18,861         13,933           14,437
   Advance payments by borrowers for taxes and insurance                332            313              344
                                                                  ---------      ---------        ---------
Total interest expense                                               84,980         75,337           80,017
                                                                  ---------      ---------        ---------
Net interest income                                                  50,731         42,965           45,453
Provision for loan losses                                               423            350              637
                                                                  ---------      ---------        ---------
Net interest income after provision for loan losses                  50,308         42,615           44,816

Noninterest income:
   Service charges on deposits                                        2,855          2,552            2,630
   Brokerage and insurance commissions                                1,937          1,826            1,228
   Loan related fees                                                    954          1,117            2,239
   Gain on sales of loans                                               301            497            1,025
   Gain on sales of securities                                            -            158                -
   Other                                                              3,203          1,834            1,318
                                                                  ---------      ---------        ---------
Total noninterest income                                              9,250          7,984            8,440

Noninterest expenses:
   Compensation, payroll taxes and other employee benefits           19,186         17,158           16,638
   Occupancy and equipment                                            7,208          6,879            6,840
   Amortization of goodwill                                           1,066         12,908            1,749
   Amortization of other intangible assets                              331          5,382              989
   Other                                                              8,353          8,952            9,305
                                                                  ---------      ---------        ---------
Total noninterest expenses                                           36,144         51,279           35,521
                                                                  ---------      ---------        ---------
Income (loss) before income taxes                                    23,414           (680)          17,735
Income taxes                                                          8,709          3,803            6,584
                                                                  ---------      ---------        ---------
Net income (loss)                                                 $  14,705      $  (4,483)       $  11,151
                                                                  =========      =========        =========
Per share data:
   Earnings per share - basic and diluted                        See Note 1    Not Applicable   Not Applicable

See accompanying notes to consolidated statements.

                    Bank Mutual Corporation and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity


                                                                                                 Accumulated
                                                    Additional                     Unearned         Other
                                         Common      Paid-In       Retained          ESOP       Comprehensive
                                         Stock       Capital       Earnings         Shares      Income (Loss)      Total
                                         ------     ----------     --------        --------     -------------    --------
                                                                          (In Thousands)

Balances at January 1, 1998               $  -        $      -     $163,078         $     -        $   (26)      $163,052
   Comprehensive income:
     Net income                              -               -       11,151               -              -         11,151
     Other comprehensive income -
       Change in net unrealized
        gain (loss) on
        securities
        available-for-sale, net
        of deferred income tax
        liability of $832                    -               -            -               -          1,540          1,540
                                                                                                                 --------
Total comprehensive income                                                                                         12,691
                                          ----        --------     --------         -------        -------       --------
Balances at December 31, 1998                -               -      174,229               -          1,514        175,743
   Comprehensive income:
     Net loss                                -               -       (4,483)              -              -         (4,483)
     Other comprehensive income -
       Change in net unrealized
         gain (loss) on
         securities
         available-for-sale, net
         of deferred income tax
         benefit of $4,144                   -               -            -               -         (7,440)        (7,440)
                                                                                                                 --------
   Total comprehensive loss                                                                                       (11,923)
                                          ----        --------     --------         -------        -------       --------
Balances at December 31, 1999                -               -      169,746               -         (5,926)       163,820
   Comprehensive income:
     Net income                              -               -       14,705               -              -         14,705
     Other comprehensive income -
        Change in net unrealized
         gain (loss) on
         securities
         available-for-sale, net
         of deferred income tax
         liability of $3,636                 -               -            -               -          6,569          6,569
                                                                                                                 --------
   Total comprehensive income                                                                                      21,274
   Sale of common stock                     61          58,238            -            (609)             -         57,690
   Issuance of common stock in
     acquisition                            50          50,025            -               -              -         50,075
   Purchase of shares for the ESOP           -               -            -          (8,362)             -         (8,362)
   Capitalization of Mutual Holding
     Company                               112            (112)        (100)              -              -           (100)
                                          ----        --------     --------         -------        -------       --------
Balances at December 31, 2000             $223        $108,151     $184,351         $(8,971)       $   643       $284,397
                                          ====        ========     ========         =======        =======       ========



See accompanying notes to consolidated statements.

                    Bank Mutual Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows




                                                                          YEAR ENDED DECEMBER 31
                                                                  ------------------------------------------
                                                                     2000            1999            1998
                                                                  ---------        --------        ---------
                                                                                (In Thousands)
OPERATING ACTIVITIES
Net income (loss)                                                 $  14,705        $ (4,483)       $  11,151
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Provision for loan losses                                          423             350              637
     Provision for depreciation                                       1,719           1,840            2,033
     Amortization of intangibles                                      1,397          18,290            2,738
     Net discount amortization on securities                           (538)           (257)          (5,501)
     Net change in loans originated for sale                         (5,246)          9,434          (14,337)
     Net gain on sale of available-for-sale securities                    -            (378)               -
     Gain on sale of real estate owned                                 (845)              -                -
     Purchases of trading account assets                                  -         (39,215)               -
     Proceeds from sales of trading account assets                        -          38,995                -
     Net loss on sale of trading account assets                           -             220                -
     Increase (decrease) in other liabilities                         7,441         (11,296)          (2,203)
     (Increase) decrease in other assets                              2,263           3,665           (2,355)
     (Increase) decrease in accrued interest receivable              (2,043)           (585)           1,425
     Other                                                               52             667              774
                                                                  ---------        --------        ---------
Net cash provided (used) by operating activities                     19,328          17,247           (5,638)

INVESTING ACTIVITIES
Net purchases of investments in mutual funds                         (1,827)         (1,481)          (1,410)
Proceeds from maturities of investment securities                    52,173          65,000          429,023
Purchases of investment securities                                 (166,372)        (20,000)        (380,489)
Proceeds from sales of mortgage-related securities                        -          54,060                -
Purchases of mortgage-related securities                                  -        (213,504)        (119,548)
Principal repayments on mortgage-related securities                  52,467          60,464           77,721
Net (increase) decrease in loans receivable                         (70,589)        (29,581)         208,864
Proceeds from sale of foreclosed properties                           4,387           1,673            3,438
Net increase (decrease) in Federal Home Loan Bank stock              (1,639)              -            6,700
Net purchases of premises and equipment                              (1,597)         (1,144)          (3,141)
Business acquisition, net of cash and cash equivalents              (71,143)              -                -
                                                                  ---------        --------        ---------
Net cash provided (used) by investing activities                   (204,140)        (84,513)         221,158

See accompanying notes to consolidated statements.

                    Bank Mutual Corporation and Subsidiaries



                                                                          YEAR ENDED DECEMBER 31
                                                                  ------------------------------------------
                                                                    2000             1999             1998
                                                                  ---------        ---------        --------
                                                                                (In Thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                 (21,794)         (55,851)         36,528
Net decrease in short-term borrowings                               (46,792)               -               -
Proceeds from long-term borrowings                                  145,126                -               -
Repayments on long-term borrowings                                  (44,305)         (28,123)            (45)
Proceeds from sale of stock                                          58,299                -               -
Increase in unearned ESOP shares                                     (8,971)               -               -
Capitalization of Mutual Savings Bancorp, MHC                          (100)               -               -
Net decrease in advance payments by borrowers
   for taxes and insurance                                           (9,888)             (49)           (819)
                                                                  ---------        ---------        --------
Net cash provided (used) by financing activities                     71,575          (84,023)         35,664
                                                                  ---------        ---------        --------

Increase (decrease) in cash and cash equivalents                   (113,237)        (151,289)        251,184
Cash and cash equivalents at beginning of year                      178,959          330,248          79,064
                                                                  ---------        ---------        --------
Cash and cash equivalents at end of year                          $  65,722        $ 178,959        $330,248
                                                                  =========        =========        ========
Supplemental information:
   Interest paid on deposits                                      $  61,045        $  61,220        $ 65,315
   Income taxes paid                                                  9,087            6,678           7,859
   Loans transferred to foreclosed properties and
     repossessed assets                                               2,697            1,773           7,975
   Loans transferred from loans held for sale to
     portfolio                                                        5,162           17,748              17
   Mutual fund liquidation proceeds                                       -           14,047               -


See accompanying notes to consolidated statements.

                    Bank Mutual Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000
                (Dollars in thousands, except per share amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Bank Mutual Corporation (the Company) is a United States corporation chartered by the Office of Thrift Supervision. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and, as of November 1, 2000, converted from a mutual savings bank to a mutual holding company. The Company became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC, a U.S.-chartered mutual holding company of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares of common stock, or 50.1% of the Company's stock.

The Company issued 6,141,006 shares of common stock to public shareholders in the subscription stock offering conducted in connection with the restructuring. Net proceeds to the Company were $58,299. Expenses related to the offering totaled $3,111, and $609 was loaned by the Company to the Company's Employee Stock Ownership Plan (ESOP) to purchase 60,910 shares of common stock. See Note 9 for further discussion of the ESOP.

Concurrent with the restructuring, the Company issued 5,007,485 shares of common stock and cash of $75,112 for all the issued and outstanding common stock of First Northern Capital Corp., the parent company of First Northern Savings Bank.

As a result of the restructuring and the First Northern Savings Bank merger, Mutual Savings Bank and First Northern Savings Bank (together the "Banks") became wholly owned subsidiaries of the Company. See Note 2 for further discussion.

BUSINESS

The Banks are federal savings banks offering a full range of financial services to customers who are primarily located in the state of Wisconsin. The Banks are principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential and commercial real estate loans, consumer loans and commercial and industrial loans.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries, the Banks. Mutual Savings Bank has the following wholly owned subsidiaries: Lake Financial and Insurance Services, Mutual Investment Company and MC Development LTD. First Northern Savings Bank has the following wholly owned subsidiaries: First Northern Investments Inc. and Great Northern Financial Services Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation. First Northern Savings Bank also has a 50% owned subsidiary, Savings Financial Corporation, which is accounted for using the equity method.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers federal funds sold and interest-bearing deposits that have original maturities of three months or less to be cash equivalents.

FEDERAL HOME LOAN BANK STOCK

Stock of the Federal Home Loan Bank (FHLB) is owned due to regulatory requirements and carried at cost which is its redeemable value.

INVESTMENT AND MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-SALE

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of equity.

The amortized cost of securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses and declines in value judged to be other-than-temporary are included in net gain or loss on sales of securities and are based on the specific identification method.

LOANS HELD FOR SALE

Loans held for sale, which generally consist of current production of certain fixed-rate mortgage loans, are recorded at the lower of aggregate cost or market value. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.

LOANS RECEIVABLE AND RELATED INTEREST INCOME

Interest on loans is accrued and credited to income as earned. Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by more than 90 days with respect to interest or principal. At that time, any accrued but uncollected interest is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is reasonably assured.

LOAN FEES AND RELATED COSTS

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loans' yield. The Company amortizes these amounts using the level-yield method over the estimated life of the related loans.

ALLOWANCE FOR LOAN LOSSES

The Company evaluates impairment of loans when creditors warrant such review. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral. The allowance is charged for an amount equal to the impairment. General valuation allowances are based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect borrowers' ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors.

The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The allowance reflects management's best estimate of the amount necessary to provide for the unrecognized impairment of loans, as well as other credit risks of the Banks. The allowance is based on a risk model developed and implemented by management and approved by the Banks' Board of Directors.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The cost of mortgage service rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

FORECLOSED PROPERTIES AND REPOSSESSED ASSETS

Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Costs related to the development and improvement of property are capitalized, whereas costs related to holding the property are expensed. Gains and losses on sales are recognized based on the carrying value upon closing of the sale.

PREMISES AND EQUIPMENT

Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property is less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is being amortized to operating expense using the straight-line method over 20 years. Other intangible assets, primarily attributed to the customer relationships acquired, are amortized over their estimated useful lives, generally seven - fifteen years. The carrying amount of goodwill and other intangible assets are reviewed if facts and circumstances indicate that it may be impaired. If this review indicates that it is not recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced for the estimated shortfall of the cash flows discounted at the average cost of capital for thrift institutions as compared to the carrying value.

LIFE INSURANCE POLICIES

Investments in life insurance policies owned by the Company are carried at the amount that could be realized under the insurance contract.

INCOME TAXES

The Company files a consolidated federal income tax return and separate, or combined, state income tax returns, depending on the state. A deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized. Changes in valuation allowances are recorded as a component of income taxes.

EARNINGS PER SHARE

Basic and dilutive earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. ESOP shares not committed to be released are not considered outstanding. The calculation of EPS for the period subsequent to the Mutual Savings Bank restructuring and First Northern Savings Bank merger reflect the actual weighted-average shares outstanding for the period November 1, 2000 to December 31, 2000, including both those shares issued in the stock offering conducted in connection with the restructuring as well as shares issued in conjunction with the merger with First Northern Capital Corp. The calculation of EPS for the two-month period November 1, 2000 to December 31, 2000, was $0.15 per share and is calculated based on net income for the two-month period of $3,182 and the weighted-average shares outstanding of 21,570,803. No earnings per share are reflected for periods prior to November 1, 2000, because there were no shares outstanding prior to the restructuring.

PENSION COSTS

The Company has both defined-benefit and defined-contribution plans. The Company's net periodic pension cost of the defined-benefit plan consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the retirement plan, amortization of transitional assets over a period of 15 years, amortization of prior service cost and by amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants. The costs associated with the defined-contribution plans cost consist of a predetermined percentage of compensation, which is determined by the Banks' Board of Directors.

SEGMENT INFORMATION

The Company has determined that it has one reportable segment - community banking. The Banks offer a range of financial products and services to external customers, including: accepting deposits from the general public; originating residential, consumer and commercial loans; and marketing annuities and other insurance products. Revenues for each of these products are disclosed in the consolidated statements of income.

PENDING ACCOUNTING CHANGES

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delays the implementation date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000, provide a comprehensive and consistent standard for the recognition of derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. However, special accounting is provided for certain derivatives that meet the definition of hedges. Changes in the fair value of derivatives that do not meet the definition of hedges are required to be reported in earnings in the period of change. The Company and Banks do not use derivative financial instruments such as futures, swaps, caps, floors, options or interest or principal-only strips of similar instruments. Therefore, SFAS No. 133 is not expected to have a significant impact on the Company. The Company will implement this statement on January 1, 2001.

Additionally, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. This Statement replaces SFAS No. 125 on the same topic and requires few changes in accounting principle for mortgage banking activities, such as that of the Company. Because mortgage servicing assets of this Company are not significant, this statement is not expected to noticeably impact the Company.

RECLASSIFICATIONS

Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

2. BUSINESS COMBINATIONS

On November 1, 2000, the Company completed the acquisition of First Northern Capital Corp. in a cash and stock transaction for $125.2 million. The transaction has been accounted for as a purchase. First Northern Capital Corp. was the parent company of First Northern Savings Bank. First Northern Capital Corp. had total assets of $934.1 million as of October 31, 2000. This acquisition resulted in the recording of identifiable intangibles (value of deposit base) of $4.1 million and goodwill (unidentifiable intangible asset) of $48.8 million. The results of operations of the acquired company are included in the consolidated financial statements from the date of acquisition.

The fair value of assets and liabilities acquired as of November 1, 2000, included the following:

           Investments                                            $ 52,889
           Loans receivable, net                                   824,054
           Premises and equipment                                   17,439
           Deposits                                                573,607
           Borrowings                                              270,896

Amortization of goodwill and other intangible assets, including those resulting from a previous acquisition, was $1,397, $2,711 and $2,738 for the years ended December 31, 2000, 1999 and 1998, respectively.

The operations of First Northern Savings Bank are included in the operations of Bank Mutual for the two months ended December 31, 2000. The following table reflects pro forma operations for the years ended December 31, 2000 and 1999, reflecting the purchase of First Northern Savings Bank as though combined as of January 1, 1999:

                                                                    PRO FORMA YEAR ENDED DECEMBER 31
                                                                   ---------------------------------
                                                                     2000                     1999
                                                                   --------                 --------
                                                                              (Unaudited)

Net interest income after provision loan losses                    $ 69,269                 $ 66,606
Total noninterest income                                             13,217                   12,221
Total noninterest expense                                           (58,114)                 (68,858)
                                                                   --------                 --------
Income before taxes                                                  24,372                    9,969
Income taxes                                                          9,797                    7,227
                                                                   --------                 --------
Net income                                                         $ 14,575                 $  2,742
                                                                   ========                 ========
Earnings per share                                                 $   0.70                 $   0.13
                                                                   ========                 ========


Pro forma earnings per share (unaudited) are computed using 21,449,786 as the average number of shares outstanding for the period. This amount is equal to the total shares issued in the restructuring, less the total shares acquired by the ESOP.

In 1999, increased competition for deposits from alternate investment products, increases in interest rates which negatively impacted the volume of new loan originations and credit standards more stringent than those used by the acquiree, caused management to revise cash flow estimates to be realized from a business acquisition completed in 1997. Accordingly, $15,579 of goodwill and other intangible assets from that acquisition were written off in 1999 for the estimated shortfall of the cash flows discounted at the average cost of capital for thrift institutions as compared to the carrying value. This 1999 write-off is included in amortization of goodwill and other intangible assets on the statement of operations.

3. SECURITIES, AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:

                                                                       Gross        Gross       Estimated
                                                       Amortized    Unrealized   Unrealized       Fair
                                                          Cost         Gains        Losses        Value
                                                      ----------    ----------   ----------     ---------
At December 31, 2000:
   Investment Securities:
     U.S. government and federal agency obligations    $ 59,949       $  544       $   (96)      $ 60,397
     Asset-backed securities                                999            -             -            999
     Mutual funds                                        31,437            6          (363)        31,080
     Federal Home Loan Mortgage Corporation stock         1,440          213             -          1,653
                                                       --------       ------       -------       --------
   Total investment securities                           93,825          763          (459)        94,129
   Mortgage-related securities:
     Federal Home Loan Mortgage Corporation              71,077          182        (1,153)        70,106
     Federal National Mortgage Association              375,300        3,252        (1,525)       377,027
     Private Placement CMOs                              15,699            7          (217)        15,489
     Government National Mortgage Association             2,216           35             -          2,251
                                                       --------       ------       -------       --------
Total mortgage-related securities                       464,292        3,476        (2,895)       464,873
                                                       ========       ======       =======       ========
Total                                                  $558,117       $4,239       $(3,354)      $559,002
                                                       ========       ======       =======       ========


                                                                       Gross        Gross       Estimated
                                                       Amortized    Unrealized   Unrealized       Fair
                                                          Cost         Gains        Losses        Value
                                                      ----------    ----------   ----------     ---------
At December 31, 1999:
   Mortgage-related securities:

     U.S. government and federal agency obligations    $ 30,107       $    -      $   (932)      $ 29,175
     Asset-backed securities                                 51            -             -             51
     Mutual funds                                        29,027            -          (490)        28,537
                                                       --------       ------      --------       --------
Total investment securities                              59,185            -        (1,422)        57,763
   Mortgage-related securities:
     Federal Home Loan Mortgage Corporation              72,763           94        (2,641)        70,216
     Federal National Mortgage Association              290,785          745        (6,146)       285,384
     Private Placement CMOs                              17,884           65           (22)        17,927
     Government National Mortgage Association               566            8            (1)           573
                                                       --------       ------      --------       --------
Total mortgage-related securities                       381,998          912        (8,810)       374,100
                                                       ========       ======      ========       ========
Total                                                  $441,183       $  912      $(10,232)      $431,863
                                                       ========       ======      ========       ========

The amortized cost and fair values of investment securities by contractual maturity at December 31, 2000, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                           Amortized           Fair
                                                                             Cost              Value
                                                                           ---------         --------

Due in one year or less                                                     $  6,474         $  6,489
Due after one year through five years                                         52,230           52,646
Due after five years through ten years                                         2,244            2,261
Mutual funds                                                                  31,437           31,080
Federal Home Loan Mortgage Corporation stock                                   1,440            1,653
Mortgage-related securities                                                  464,292          464,873
                                                                           ---------         --------
                                                                            $558,117         $559,002
                                                                           =========         ========

Total proceeds and gross realized gains and losses from sale of available-for-sale securities for each of the three years ended December 31 were:


                                                   2000         1999        1998
                                                   ----       --------      ----

Proceeds                                            $ -        $54,060       $ -
Gross gains                                           -            378         -
Gross losses                                          -              -         -

The following table summarizes the adjustment to other comprehensive income and the related tax effect for each of the three years ended December 31:

                                                             2000              1999               1998
                                                           -------           --------            ------

Unrealized holding gain (loss) on available-for-sale
    securities arising during the period                   $10,205           $(11,962)           $2,372
Related tax (expense) benefit                               (3,636)             4,276              (832)
                                                           -------           --------            ------
Net after tax unrealized gain (loss)                         6,569             (7,686)            1,540
Less: Reclassification adjustment
    Realized gain on sales of available-for-sale
     securities                                                  -                378                 -
    Related tax expense                                          -               (132)                -
                                                           -------           --------            ------
Net after tax reclassification adjustment                        -                246                 -
                                                           -------           --------            ------
Total other comprehensive income                           $ 6,569           $ (7,440)           $1,540
                                                           =======           ========            ======

Investment securities with a fair value of approximately $23,100 and $5,389 million at December 31, 2000 and 1999, were pledged to secure deposits and for other purposes as permitted or required by law. See also Notes 7 and 12 for additional information regarding security pledges.

4. LOANS RECEIVABLE

Loans receivable consist of the following:

                                                                                  DECEMBER 31
                                                                          ----------------------------
                                                                             2000              1999
                                                                          ----------        ----------
Mortgage loans:
   One-to-four family                                                     $1,207,912        $  743,993
   Multifamily                                                               105,925            53,777
   Commercial real estate                                                    118,636            52,375
   Construction and development                                               94,235            26,530
                                                                          ----------        ----------
Total mortgage real estate loans                                           1,526,708           876,675
Consumer and other loans:
   Fixed equity                                                              193,394            89,315
   Home equity lines of credit                                                80,447            50,618
   Student                                                                    27,076            28,371
   Home improvement                                                           12,778             9,920
   Automobile                                                                 99,844             5,902
   Other                                                                      27,827             4,126
                                                                          ----------        ----------
Total consumer and other loans                                               441,366           188,252
Total commercial business loans                                               59,844            39,488
                                                                          ----------        ----------
Total loans receivable                                                     2,027,918         1,104,415
Less:
   Undisbursed loan proceeds                                                  37,490            14,658
   Allowance for loan losses                                                  12,238             6,948
   Unearned loan fees and discounts                                            5,554                14
                                                                          ----------        ----------
                                                                              55,282            21,620
                                                                          ----------        ----------
Total loans receivable - net                                              $1,972,636        $1,082,795
                                                                          ==========        ==========

The Company's first mortgage loans and home equity lines of credit are primarily secured by properties housing one-to-four families which are generally located in the Company's local lending areas in Wisconsin. There are no significant loans which are considered to be impaired at December 31, 2000 or 1999.

A summary of the activity in the allowance for loan losses follows:


                                                                     YEAR ENDED DECEMBER 31
                                                             ----------------------------------------
                                                               2000              1999           1998
                                                             -------            ------        -------
Balance at beginning of year                                 $ 6,948            $6,855        $ 7,195
Provisions                                                       423               350            637
Allowance of acquired business                                 5,028                 -              -
Charge-offs                                                     (194)             (341)        (1,220)
Recoveries                                                        33                84            243
                                                             -------            ------        -------
Balance at end of year                                       $12,238            $6,948        $ 6,855
                                                             =======            ======        =======

The unpaid principal balance of loans serviced for others were $440,207, $287,789 and $279,759 at December 31, 2000, 1999 and 1998, respectively. These loans are not reflected in the consolidated financial statements.

5. OTHER ASSETS

Other Assets are summarized as follows:

                                                                                   DECEMBER 31
                                                                             -------------------------
                                                                               2000              1999
                                                                             --------          -------
Accrued interest:
   Mortgage-related securities                                               $  2,394          $ 1,787
   Investment securities                                                        1,749              814
   Loans receivable                                                            11,692            6,019
                                                                             --------          -------
Total accrued interest                                                         15,835            8,620
Foreclosed properties and repossessed assets                                    2,281            3,018
Premises and equipment                                                         43,846           26,871
Federal Home Loan Bank stock, at cost                                          28,926           13,537
Life insurance policies                                                        15,400              768
Mortgage servicing rights                                                       3,442            1,430
Other                                                                          11,949            9,608
                                                                             --------          -------
                                                                             $121,679          $63,852
                                                                             ========          =======

Premises and equipment are summarized as follows:


                                                                                   DECEMBER 31
                                                                              ------------------------
                                                                                2000             1999
                                                                              -------          -------
Land and land improvements                                                    $10,972          $ 6,969
Office buildings                                                               37,902           25,292
Furniture and equipment                                                        13,895           12,060
Leasehold improvements                                                          1,236            1,203
                                                                              -------          -------
                                                                               64,005           45,524
Less allowances for depreciation and amortization                              20,159           18,653
                                                                              -------          -------
                                                                              $43,846          $26,871
                                                                              =======          =======

Depreciation expense for 2000, 1999 and 1998 was $1,719, $1,840 and $2,033,
respectively.

The Banks lease various branch offices, office facilities and equipment under no cancelable operating leases which expire on various dates through 2012. Future minimum payments under no cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2000:

        2001                                                              $  850
        2002                                                                 706
        2003                                                                 682
        2004                                                                 548
        2005                                                                 361
        Thereafter                                                         1,013
                                                                          ------
        Total                                                             $4,160
                                                                          ======

Total rental expenses totaled $628, $609 and $639 for 2000, 1999 and 1998, respectively.

Foreclosed properties and repossessed assets are summarized as follows:

                                                                                    DECEMBER 31
                                                                              -------------------------
                                                                               2000               1999
                                                                              ------             ------

Acquired by foreclosure or in lieu of foreclosure                             $2,196             $3,018
Repossessed collateral                                                            85                  -
                                                                              ------             ------
                                                                              $2,281             $3,018
                                                                              ======             ======

6. DEPOSITS

Deposits are summarized as follows:

                                                                                   DECEMBER 31
                                                                             ---------------------------
                                                                                2000             1999
                                                                             ----------       ----------
Checking accounts:
   Non-interest-bearing                                                      $   87,079       $   42,596
   Interest-bearing                                                             133,975           89,685
                                                                             ----------       ----------
                                                                                221,054          132,281
Money market accounts                                                           290,947          231,174
Savings accounts                                                                200,915          151,447
Certificate accounts:
   Due within one year                                                          802,291          593,512
   After one but within two years                                               291,359          178,431
   After two but within three years                                              56,975           34,716
   After three but within four years                                             13,243           11,535
   After four but within five years                                              18,036            9,868
   After five years                                                                   -               43
                                                                             ----------       ----------
                                                                              1,181,904          828,105
                                                                             ----------       ----------
                                                                             $1,894,820       $1,343,007
                                                                             ==========       ==========

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more is approximately $136,307 and $62,223 at December 31, 2000 and 1999, respectively.

Interest expense on deposits was as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                            -----------------------------------------
                                                              2000              1999             1998
                                                            -------           -------          -------

Interest-bearing checking accounts                          $   992           $   940          $ 1,070
Money market accounts                                        12,208             9,796            6,571
Savings accounts                                              3,682             3,885            4,268
Certificate accounts                                         48,905            46,470           53,327
                                                            -------           -------          -------
                                                            $65,787           $61,091          $65,236
                                                            =======           =======          =======

7. BORROWINGS

Borrowings consist of the following:

                                                                   DECEMBER 31
                                          --------------------------------------------------------
                                                   2000                           1999
                                          ------------------------       -------------------------
                                                         Weighted-                       Weighted-
                                                          Average                         Average
                                           Balance          Rate          Balance           Rate
                                          --------       ---------       --------        ---------
Federal Home Loan Bank advances
   maturing:
     2000                                 $      -            -%         $ 42,152          6.53%
     2001                                  182,914         6.58                 -             -
     2002                                  113,793         6.59                 -             -
     2003                                   48,806         6.23               547          5.11
     2004                                  200,000         5.70           200,000          5.70
     Thereafter                                976         5.90                 -             -
     Open line of credit                    20,225         6.24                 -             -
Other borrowings                               910         5.74                 -             -
                                          --------                       --------
                                          $567,624                       $242,699
                                          ========                       ========


Advances that mature in the year 2004 consist of borrowings that are redeemable at the option of the FHLB beginning at various times in 2001.

The Banks are required to maintain unencumbered mortgage loans in their portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Banks' borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $28,926 and $13,537 at December 31, 2000 and 1999, respectively.

The Banks are a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Banks are allowed to borrow these deposits from the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.

8. SHAREHOLDERS' EQUITY

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by federal regulation to ensure adequacy require the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2000, that the Banks meet all capital adequacy requirements to which they are subject.

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                    For Capital          Prompt Corrective
                                            Actual               Adequacy Purposes       Action Provisions
                                       -------------------      ------------------       -----------------
                                        Amount       Ratio        Amount     Ratio        Amount     Ratio
                                       --------     ------       -------     -----       -------     -----
Mutual Savings Bank
As of December 31, 2000:
   Total capital                       $137,456     14.74%       $74,625     8.00%       $93,281     10.00%
     (to risk-weighted assets)
   Tier 1 capital                       130,345     13.97%        37,312     4.00%        55,969      6.00%
     (to risk-weighted assets)
   Tier 1 capital                       130,345      7.27%        71,726     4.00%        89,658      5.00%
     (to average assets)

First Northern Savings Bank
As of December 31, 2000:
   Total capital                       $ 75,571     10.97%       $55,126     8.00%       $68,908     10.00%
     (to risk-weighted assets)
   Tier 1 capital                        70,444     10.22%        27,563     4.00%        41,345      6.00%
     (to risk-weighted assets)
   Tier 1 capital                        70,444      7.44%        37,864     4.00%        47,330      5.00%
     (to average assets)

Mutual Savings Bank
As of December 31, 1999:
   Total capital
     (to risk-weighted assets)         $164,565     18.51%       $71,143     8.00%       $88,928     10.00%
   Tier 1 capital
     (to risk-weighted assets)          157,617     17.72%        35,571     4.00%        53,357      6.00%
   Tier 1 capital
     (to average assets)                157,617      8.66%        72,770     4.00%        90,962      5.00%

The Company is not aware of any conditions or events, which would change the Banks' status as well capitalized. There are no conditions or events since that notification that management believes have changed the Banks' category.

Following are reconciliation's of the Bank's equity under generally accepted accounting principles to capital as determined by regulators:


                                           Mutual Savings Bank       First Northern Savings Bank
                                         -----------------------    ----------------------------
                                            Risk-         Tier I        Risk-             Tier I
                                            Based         (Core)        Based             (Core)
                                           Capital       Capital       Capital           Capital
                                          --------      --------      --------          --------
As of December 31, 2000:
   Equity per bank records                $140,226      $140,226      $122,209          $122,209
   Unrealized gains on investments            (397)         (397)         (463)             (463)
   Goodwill and intangibles                 (9,484)       (9,484)      (50,969)          (50,969)
   Investment in "nonincludable"
     subsidiaries                                -             -          (333)             (333)
   Allowance for loan losses                 7,111             -         5,127                 -
                                          --------      --------      --------          --------
Regulatory capital                        $137,456      $130,345      $ 75,571          $ 70,444
                                          ========      ========     =========          ========



                                              Risk-        Tier I
                                              Based        (Core)
                                             Capital       Capital
                                            --------      --------
As of December 31, 1999:
   Equity per bank records                  $163,820      $163,820
   Unrealized losses on investments
     (excluding unrealized loss on
     mutual funds)                             5,436         5,436
   Goodwill and intangibles                  (11,639)      (11,639)
   Allowance for loan losses                   6,948             -
                                            --------      --------
Regulatory capital                          $164,565      $157,617
                                            ========      ========

9. EMPLOYEE BENEFIT PLANS

Mutual Savings Bank

Mutual Savings Bank has a discretionary, defined-contribution savings plan (the Savings Plan). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. Mutual Savings Bank then matches a percentage of the employee's contributions. Matching contributions made by Mutual Savings Bank were $76 in 2000, $68 in 1999 and $56 in 1998.

Mutual Savings Bank also has a defined-benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental pension plan for certain qualifying employees. The benefits are generally based on years of service and the employee's compensation during the last five years of employment. Mutual's funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.

The following tables set forth the pension plan's funded status and net periodic benefit cost:

                                                                  2000              1999
                                                                 -------           -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                          $13,552           $13,916
Service cost                                                         818               659
Interest cost                                                      1,032               934
Actuarial gain                                                       (10)           (1,629)
Benefits paid                                                       (368)             (328)
                                                                 -------           -------
Benefit obligation at end of year                                $15,024           $13,552
                                                                 =======           =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                   $14,219           $13,218
Actual return on plan assets                                       1,416               333
Employer contributions                                               954               996
Benefits paid                                                       (368)             (328)
                                                                 -------           -------
Fair value of plan assets at end of year                         $16,221           $14,219
                                                                 =======           =======
FUNDED STATUS
Funded status at end of year                                     $ 1,197           $   668
Unrecognized net actuarial gain loss                                (634)             (239)
Unrecognized prior service cost                                      833             1,028
Unrecognized net transition asset                                    (50)             (101)
                                                                 -------           -------
Prepaid benefit cost                                             $ 1,346           $ 1,356
                                                                 =======           =======

Weighted-average assumptions used in cost calculations:
   Discount rate                                                   7.75%             6.75%
   Rate of increase in compensation levels                         5.50%             5.50%
   Expected long-term rate of return on plan assets                7.50%             7.50%
                                                                 =======           =======


                                                     2000        1999       1998
                                                   -------      -----      -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                       $   819      $ 659      $ 632
Interest cost                                        1,032        934        797
Expected return on plan assets                      (1,049)      (986)      (824)
Amortization of transition asset                       (51)       (50)       (50)
Amortization of prior service cost                     195        202        144
Recognized actuarial loss                               18         54         24
                                                   -------      -----      -----
Total net periodic benefit cost                    $   964      $ 813      $ 723
                                                   =======      =====      =====

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.

In addition, Mutual Savings Bank has a supplemental pension plan that had a projected benefit obligation of $3,263 and $3,110 and assets aggregating $3,006 and $2,777 at December 31, 2000 and 1999, respectively.

Mutual Savings Bank has a deferred retirement plan for nonofficer directors who have provided at least five years of service. Four of the five existing eligible directors' benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director's heirs. Mutual Savings Bank has funded these arrangements through "rabbi trust" arrangements, and based on actuarial analyses believes these obligations are adequately funded.

First Northern Savings Bank

First Northern Savings Bank has a participatory defined-contribution 401(k) plan. The plan covers all employees with at least one year of service and who have attained age 21. First Northern Savings Bank annually contributes 3% of an employee's gross earnings and may fund an additional discretionary dollar amount to the plan. First Northern Savings Bank also matches 50% of the first 4% of the amount of each employee's contribution. In addition, each employee may contribute amounts in excess of 4%, up to the lesser of 15% of compensation or federal tax limits, with no First Northern Savings Bank participation. Total expense relating to this plan for the two months ended December 31, 2000, was $53.

First Northern Savings Bank also has an unfunded deferred retirement plan for the bank's directors. All members of First Northern Savings Bank's Board of Directors are eligible under the plan. Directors of predecessor institutions who are members of an advisory board are eligible at the discretion of First Northern Savings Bank. Currently there are four retired advisory board members in the plan. First Northern Savings Bank also has supplemental retirement plans for several executives. Total expense relating to these plans for the two months ended December 31, 2000, was $71.

10. STOCK-BASED BENEFIT PLANS

In conjunction with the reorganization, the Company established an ESOP for the employees of the Company and the Banks. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. At November 1, 2000, the ESOP borrowed $609 from the Company and purchased 60,910 shares of common stock issued in the public offering. Subsequent to this initial purchase, through December 31, 2000, the ESOP borrowed an additional $8,362 and purchased an additional 828,000 shares. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-tenth of the shares are scheduled to be released each year starting in 2001, as one-tenth of the loan is scheduled to be repaid each year. There was no ESOP expense during the year ended December 31, 2000. ESOP shares not committed to be released are not considered outstanding for the purposes of computing EPS.

The following table summarizes shares of Company common stock held by the ESOP at December 31, 2000.

              Shares allocated to participants                                 -
              Unallocated and unearned shares                            888,910
              Fair value of unearned ESOP shares                          $8,445

11. INCOME TAXES

The provision for income taxes consists of the following:

                                                   YEAR ENDED DECEMBER 31
                                            ------------------------------------
                                             2000           1999           1998
                                            ------         ------         ------
Current:
   Federal                                  $8,732         $6,896         $7,010
   State                                      (230)           793            204
                                            ------         ------         ------
                                             8,502          7,689          7,214
Deferred expense (benefit):
   Federal                                    (129)        (3,120)          (786)
   State                                       335           (766)           156
                                            ------         ------         ------
                                               206         (3,886)          (630)
                                            ------         ------         ------
                                            $8,708         $3,803         $6,584
                                            ======         ======         ======

For state income tax purposes, certain subsidiaries have net business loss carryovers of $9,087 available to offset against future income. The carryovers expire in the years 2001 through 2015 if unused.

The income tax provision differs from the provision computed at the federal statutory corporate rate as follows:

                                                                        YEAR ENDED DECEMBER 31
                                                                  ---------------------------------------
                                                                    2000           1999             1998
                                                                  -------         ------          -------
Income before provision for income taxes                          $23,414         $ (680)         $17,735
                                                                  =======         ======          =======
Tax expense at federal statutory rate                            $  8,195        $  (238)        $  6,207
Increase (decrease) in taxes resulting from:
   State income taxes - net of federal tax benefit                     70             21              382
   Nondeductible intangible amortization                              466          3,487              490
   Other                                                              (23)           533             (495)
                                                                 --------         ------         --------
Provision for income taxes                                       $  8,708         $3,803         $  6,584
                                                                 ========         ======         ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax assets and liabilities are summarized as follows:


                                                                              DECEMBER 31
                                                                ----------------------------------------
                                                                 2000             1999             1998
                                                                -------          ------          -------
Deferred tax assets:
   State net operating losses                                   $   471          $   26          $    26
   Loan loss reserves                                             3,836           2,103            1,673
   Deferred loan fees                                                 -             225              155
   Pension                                                        1,902           1,151            1,147
   Deferred compensation                                          1,404             209              184
   Unrealized loss on investment securities                           -           3,394                -
   Other                                                            786           1,043              113
                                                                -------          ------          -------
Total deferred tax assets                                         8,399           8,151            3,298
Valuation allowance                                                (330)              -                -
                                                                -------          ------          -------
Net Deferred tax assets                                           8,069           8,151            3,298

Deferred tax liabilities:
   Property and equipment depreciation                            1,121           1,057            1,196
   FHLB stock dividends                                           1,537             555              544
   Deferred loan fees                                               488               -                -
   Purchase accounting adjustments                                5,536           1,611            3,910
   Unrealized gain on investment securities                         242               -              750
                                                                -------          ------          -------
Total deferred tax liabilities                                    8,924           3,223            6,400
                                                                -------          ------          -------
Net deferred tax asset (liability)                              $  (855)         $4,928          $(3,102)
                                                                =======          ======          =======

The Banks and certain predecessor banks qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for federal income taxes has been made for approximately $64,425 of retained income as of December 31, 2000. If, in the future, the Banks no longer qualify as a bank for tax purposes, income taxes of approximately $25,857 would be imposed.

12. CONTINGENT LIABILITY

The Company has entered into an agreement whereby, for an initial fee and annual fee, certain of its United States Treasury notes are pledged as collateral for an Industrial Development Revenue Bond which was issued by a local municipality to finance commercial real estate owned by a third party, unrelated to the Company. Under the terms of the agreement, Mutual must maintain with a trustee collateral with a fair market value, as defined, aggregating 135% or more of the sum of the outstanding principal balance of the bonds plus accrued interest on the outstanding principal. The Company continues to receive interest payments on the collateral.

At December 31, 2000 and 1999, United States Treasury notes with outstanding principal balances aggregating approximately $10,000 were held by the trustee as collateral for these bonds which had an outstanding principal balance of $4,905 and $5,165 for December 31, 2000 and 1999, respectively. The third-party borrower is not in default on any scheduled payments due under the bond issue, which has a scheduled maturity of December 15, 2009.

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts reflect the extent of involvement the Company has in particular classes of financial instruments and also represents the Company's maximum exposure to credit loss.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates the collateral needed and creditworthiness of each customer on a case by case basis. The Company generally extends credit only on a secured basis. Collateral obtained varies, but consists principally of one-to-four family residences.

Financial instruments whose contract amounts represent credit risk are as follows:

                                                               DECEMBER 31
                                                          ----------------------
                                                            2000           1999
                                                          -------        -------
Unused consumer lines of credit                           $87,669        $63,461
Unused commercial lines of credit                          14,622          1,003
Commitments to extend credit:
   Fixed rate                                               5,012          7,418
   Adjustable rate                                         10,034          7,595

Forward commitments to sell mortgage loans of $5,124 at December 31, 2000, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose the Banks to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were no forward commitments at December 31, 1999.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure of fair value information about certain financial instruments, whether or not recognized in the consolidated financial statements, for which it is practicable to estimate the value, is summarized below. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

Certain financial instruments and all nonfinancial instruments are excluded from this disclosure. Accordingly, the aggregate fair value of amounts presented does not represent the underlying value of the Company and is not particularly relevant to predicting the Company's future earnings or cash flows.

The following methods and assumptions are used by the Company in estimating its fair value disclosures of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets' fair values.

Investment and Mortgage-Related Securities: Fair values for these securities are based on quoted market prices or such prices of comparable instruments.

Federal Home Loan Bank Stock: Federal Home Loan Bank stock is carried at cost, which is its redeemable (fair) value, since the market for this stock is restricted.

Accrued Interest Receivable: The carrying value of accrued interest receivable approximates fair value.

Loans Receivable and Loans Held-for-Sale: The fair value of one-to-four family fixed-rate mortgage loans was determined based on the current market price for securities collateralized by similar loans. For variable rate one-to-four family mortgage, consumer and other loans that reprice frequently and with no significant change in credit risk, carrying values approximate fair values. The fair value for fixed-rate commercial real estate, rental property mortgage, consumer and other loans was estimated by projecting cash flows at market interest rates.

Deposits and Advance Payments by Borrowers for Taxes and Insurance: The fair values disclosed for variable rate investment accounts, NOW accounts, passbook accounts, money market certificates, accrued interest and advance payments by borrowers for taxes and insurance are equal to the carrying amounts at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings: The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities.

Commitments to Extend Credit and Forward Commitments to Sell Loans: The fair value of these commitments is considered to approximate the carrying values due to the short-term nature of these commitments.


                                                   DECEMBER 31                     DECEMBER 31
                                                      2000                             1999
                                             --------------------------      --------------------------
                                              Carrying          Fair          Carrying          Fair
                                                Value           Value           Value           Value
                                             ----------      ----------      ----------      ----------

Cash and cash equivalents                    $   65,722      $   65,722      $  178,959      $  178,959
Investment and mortgage-related
   securities                                   559,002         559,002         431,863         431,863
Loans receivable, net                         1,972,636       1,966,365       1,082,795       1,067,333
Loans held for sale                               7,469           7,469             541             541
Federal Home Loan Bank stock                     28,926          28,926          13,537          13,537
Accrued interest receivable                      15,835          15,835           8,620           8,620
Deposits and accrued interest                 1,894,820       1,871,707       1,343,007       1,298,038
Advance payments by borrowers                     4,312           4,312           1,661           1,661
Borrowings                                      567,624         567,100         242,699         194,443

The above table does not include any amount for the value of any off-balance-sheet items (see Note 13) since the fair value of these items is not significant.

15. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                        STATEMENT OF FINANCIAL CONDITION

                                                                     DECEMBER 31
                                                                        2000
                                                                    ------------
ASSETS
Cash and cash equivalents                                             $  21,566
Investment in subsidiaries                                              262,435
Receivable from ESOP                                                      8,959
Other assets                                                                563
                                                                      ---------
                                                                       $293,523
                                                                      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Due from subsidiaries                                               $  8,959
   Other liabilities                                                        167
                                                                       --------
                                                                          9,126
SHAREHOLDERS' EQUITY:
   Common stock - $.01 par value:
     Authorized - 100,000,000 shares
     Issued and Outstanding - 22,341,665 shares in 2000                     223
   Additional paid-in capital                                           108,151
   Retained earnings                                                    184,351
   Unearned ESOP shares                                                  (8,971)
   Accumulated other comprehensive income                                   643
                                                                       --------
                                                                        284,397
                                                                       --------
                                                                       $293,523
                                                                       ========


                               STATEMENT OF INCOME

                                                          YEAR ENDED DECEMBER 31
                                                                   2000
                                                         -----------------------

Interest income                                                   $   207
Equity in earnings of subsidiaries                                 14,594
Other                                                                   1
                                                                  -------
Total income                                                       14,802

Total expenses                                                         26
                                                                  -------
Income before provision for income taxes                           14,776
Provision for income taxes                                             71
                                                                  -------
Net income                                                        $14,705
                                                                  =======

STATEMENT OF CASH FLOWS


                                                                 YEAR ENDED DECEMBER 31
                                                                          2000
                                                                 ----------------------
Cash flows from operating activities
   Net income                                                           $ 14,705
   Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
   Equity in earnings of subsidiaries                                    (14,594)
   Change in other operating activities and liabilities                     (396)
                                                                        --------
Net cash used in operating activities                                       (285)

Cash flows from investing activities:
   Transfer from subsidiary resulting from restructuring                  47,635
   Business acquisition, net of cash and cash equivalents                (75,112)
                                                                        --------
Net cash provided by investing activities                                (27,477)

Cash flows from financing activities:
   Sale of stock                                                          58,299
   Change in unearned ESOP shares                                         (8,971)
                                                                        --------
Net cash provided by financing activities                                 49,328
                                                                        --------
Net increase in cash                                                      21,566
Cash and cash equivalents at beginning of year                                 -
                                                                        --------
Cash and cash equivalents at end of year                                $ 21,566
                                                                        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.



                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Bank Mutual's definitive Proxy Statement for its Annual Meeting of Shareholders on May 8, 2001 (the "2001 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

         Information in response to this item is incorporated by reference to "Directors' Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Annual Meeting Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners" in the 2001 Annual Meeting Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Bank Mutual" in the 2001 Annual Meeting Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   Documents filed as part of the Report:
              1. and 2. Financial Statements and Financial Statement Schedules.


         The following consolidated financial statements of Bank Mutual Corporation and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

       Consolidated Statements of Financial Condition - December 31, 2000 and 1999.

       Consolidated Statements of Operations - Years Ended December 31, 2000, 1999 and 1998.

       Consolidated Statements of Changes In Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998.

       Consolidated Statements of Cash Flows - Years Ended December 31, 2,000, 1999 and 1998.

       Notes to Consolidated Financial Statements.

       Report of Ernst & Young LLP, Independent Auditors.

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3. Exhibits. See Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

       (b)    Reports on Form 8-K:

              A Form 8-K dated November 1, 2000, was filed in connection with the restructuring of Mutual Savings Bank, the related subscription offering of Bank Mutual and the First Northern Acquisition. On December 29, 2000, an amendment thereto on Form 8-K/A was filed to provide pro forma financial information relating to the transaction.


         The following financial statements were filed with, or incorporated by reference in, the foregoing Form 8-K, as amended:

         Historical Financial Statements - Mutual Savings Bank

         Independent Auditors' Report

         Consolidated Statements of Financial Condition at June 30, 2000
                (unaudited) and December 31, 1999 and 1998
         Consolidated Statements of Income for the six months ended June 30, 2000 and 1999 (unaudited) and for each of the three years ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Changes in Equity for the six months ended
                June 30, 2000 and 1999 (unaudited) and for each of the three years ended December 1999, 1998 and 1997
         Consolidated Statements for Cash Flows for the six months ended June
                30, 2000 and 1999 (unaudited) and for each of the three years ended December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

         Consolidated Statements of Financial Condition at September 30, 2000
                (unaudited)
         Consolidated Statements of Income for the three months and the nine months ended September 30, 2000 and 1999 (unaudited)

         Consolidated Statements of Changes in Equity for the nine months ended
                September 30, 2000 (unaudited)
         Consolidated Statements for Cash Flows for the nine months ended
                September 30, 2000 and 1999 (unaudited)
         Notes to unaudited Consolidated Financial Statements

         Historical Financial Statements - First Northern

         Independent Auditors' Report
         Consolidated Statements of Financial Condition at December 31, 1999
                and 1998
         Consolidated Statements of Income for each of the three years ended
                December 31, 1999, 1998 and 1997
         Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1999, 1998 and 1997
         Consolidated Statements for Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

         Consolidated Statement of Financial Condition at September 30, 2000 (unaudited)
         Consolidated Statements of Income for the three months and the nine months ended September 30, 2000 and 1999 (unaudited)
         Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2000 and 1999 (unaudited)
         Consolidated Statements for Cash Flows for the nine months ended
                September 30, 2000 and 1999 (unaudited)
         Notes to unaudited Consolidated Financial Statements

         Unaudited Pro Forma Condensed Combined Financial Statements - Bank
                Mutual Corporation
         Pro Forma Balance Sheet at September 30, 2000 and March 31, 1999
         Pro Forma Statements of Income for the nine months ended September 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997.
         Notes to Unaudited Pro Forma Condensed Combined Financial Statements

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BANK MUTUAL CORPORATION
March 27, 2001

                                        By:   /s/Michael T. Crowley, Jr.
                                            ------------------------------------
                                            Michael T. Crowley, Jr.
                                            President and Chief
                                              Executive Officer

                               -----------------

                                POWER OF ATTORNEY

       Each person whose signature appears below hereby authorizes Michael T. Crowley, Michael D. Meeuwsen, and Rick B. Colberg, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

                                ----------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

                               SIGNATURE AND TITLE



                 /s/Michael T. Crowley, Jr.                             /s/Raymond W. Dwyer, Jr.
        --------------------------------------------            --------------------------------------
             Michael T. Crowley, Jr., Chairman,                      Raymond W. Dwyer, Jr., Director
            Chief Executive Officer and Director
               (Principal Executive Officer)

                  /s/Michael D. Meeuwsen                                /s/Thomas J. Lopina, Sr.
        --------------------------------------------            --------------------------------------
              Michael D. Meeuwsen, President,                       Thomas J. Lopina, Sr., Director
           Chief Operating Officer and Director

                    /s/Rick B. Colberg                                    /s/William J. Mielke
        --------------------------------------------            --------------------------------------
         Rick B. Colberg, Chief Financial Officer                      William J. Mielke, Director
               (Principal Financial Officer)

                   /s/Marlene M. Scholz                                   /s/Robert B. Olson
        --------------------------------------------            --------------------------------------
          Marlene M. Scholz, Senior Vice President                    Robert B. Olson, Director
               (Principal Accounting Officer)

                   /s/Michael T. Crowley, Sr.                              /s/David J. Rolfs
        --------------------------------------------            --------------------------------------
              Michael T. Crowley, Sr., Director                        David J. Rolfs, Director


                    /s/Thomas H. Buestrin                                 /s/Jelmer G. Swoboda
        --------------------------------------------            --------------------------------------
                Thomas H. Buestrin, Director                          Jelmer G. Swoboda, Director

                       /s/Mark C. Herr
        --------------------------------------------
                   Mark C. Herr, Director

----------

     * Each of the above signatures is affixed as of March 27, 2001.

                                  BANK MUTUAL
                      ("BANK MUTUAL" OR THE "REGISTRANT")
                         COMMISSION FILE NO. 000-32107

                                 EXHIBIT INDEX
                                       TO
                            2000 REPORT ON FORM 10-K

         The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2000:


                                                                      INCORPORATED HEREIN            FILED
EXHIBIT         DESCRIPTION                                             BY REFERENCE TO            HEREWITH


2.1             Plan of Restructuring from Mutual Savings       Exhibit 2.1 to Bank Mutual's
                Bank to Mutual Holding Company of Mutual        Registration Statement on Form
                Savings Bank, as amended and restated           S-1, Registration No.
                July 31, 2000*                                  333-39362 (the "2000 S-1")

2.2             Agreement and Plan of Merger, dated as of       Exhibit A to the Proxy
                February 21, 2000, by and among Mutual          Statement/Prospectus contained
                Savings Bank, OV Corp. [assigned to Bank        in Bank Mutual's Registration
                Mutual] and First Northern Capital              Statement on Form S-4,
                Corporation*                                    Registration No. 333-39383

3(i)            Charter of Bank Mutual                          Exhibit 3(i) to 2000 S-1

3(ii)           Bylaws of Bank Mutual                           Exhibit 3(ii) to 2000 S-1

4.1             Charter of Bank Mutual                          Exhibit 3(i) to 2000 S-1

4.2             Stock Issuance Plan of Mutual Savings, as       Exhibit 4.2 to Post-Effective
                amended and restated July 31, 2000              Amendment No. 1 to 2000 S-1

4.3             Plan of Restructuring                           Exhibit 2.1 above

10.1*           Mutual Savings Bank Benefit Restoration Plan    Exhibit 10.1 to 2000 S-1

10.2*           Mutual Savings Bank Outside Directors'          Exhibit 10.2 to 2000 S-1
                Retirement Plan

10.3*           Mutual Savings Bank Executive Excess Benefit    Exhibit 10.3 to 2000 S-1
                Plan

10.4*           Agreement regarding deferred compensation       Exhibit 10.4 to 2000 S-1
                Agreement dated May 16, 1988 between Mutual
                Savings Bank and Michael T. Crowley, Jr.

10.5(a)*        Employment Agreement between Mutual Savings     Exhibit 10.5(a) to 2000 S-1
                Bank and Michael T. Crowley Jr.

10.5(b)*        Amendment thereto dated February 17, 1998       Exhibit 10.5(b) to 2000 S-1

10.6(a)*        Employment Agreement between Mutual Savings     Exhibit 10.6(a) to 2000 S-1
                Bank and Michael T. Crowley, Sr. dated
                December 31, 1993

10.6(b)*        Amendment thereto dated February 17, 1998       Exhibit 10.6(b) to 2000 S-1


                                                                      INCORPORATED HEREIN            FILED
EXHIBIT         DESCRIPTION                                             BY REFERENCE TO            HEREWITH



10.7*           Form of Employment Agreements of Mr. Maurer     Exhibit 10.7 to 2000 S-1
                and Ms. Scholz with Mutual Savings Bank, each
                dated as of January 1, 2001

10.8(a)*        Employment Agreement between First Northern                                            X
                Savings Bank and Michael D. Meeuwsen dated as
                of January 2, 1990

10.8(b)*        Amendments No. 1 thereto, dated as of                                                  X
                September 20, 1995

10.9*           Employment Agreement between First Northern                                            X
                Savings Bank and Rick B. Colberg dated as of
                November 1, 2000

10.10(a)*       Non-Qualified Deferred Retirement Plan for                                             X
                Directors of First Northern Savings Bank

10.10(b)*       Amendment No. 1 thereto                         Exhibit 10.3.2 to First
                                                                Northern Capital Corp.'s
                                                                Annual Report on Form 10-K for
                                                                the year ended December 31,
                                                                1998 ("FNCC 1998 10-K")

10.11(a)*       Form of Supplemental Retirement Agreements                                             X
                dated as of January 1, 1994 between First
                Northern Savings Bank and each of Michael D.
                Meeuwsen and Rick B. Colberg

10.11(b)*       Form of Amendment No. 1 thereto dated as of                                            X
                September 20, 1995

10.11(c)*       Form of Amendment No. 2 thereto, dated as of    Exhibit 10.6.4 to FNCC 1998
                October 15, 1998                                10-K

10.12(a)*       Mutual Savings Bank Management Incentive                                               X
                Compensation Plan (as in effect in 2000)

10.12(b)*       Mutual Savings Bank Management Incentive                                               X
                Compensation Plan (MIP) (as in effect in 2001)

10.13*          First Northern Savings Bank Management                                                 X
                Incentive Compensation Plan

10.14           Agency Agreement among Mutual Savings Bank,     Exhibit 1.1 to Post-Effective
                Bank Mutual, Mutual Savings Bancorp, MHC and    Amendment No. 1 to 2000 S-1
                Ryan Beck, Incorporated dated as of September
                8, 2000

21.1            List of Subsidiaries                                                                   X

23.1            Consent of Ernst & Young LLP                                                           X

24.1            Powers of Attorney                              Signature Page

--------------------------

* Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K

** Without exhibit or schedules, which will be furnished to the Commission upon request