Form 10-Q
period 2001-03-31
BANK MUTUAL CORP
filed 2001-05-14
CIK 1123270

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        COMMISSION FILE NUMBER 000-31207

                             BANK MUTUAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                          39-2004336
       -------------------------------   --------------------------------
       (State or other jurisdiction of   (IRS Employer Identification No.)
       incorporation or organization)

                            4949 WEST BROWN DEER ROAD
                               MILWAUKEE, WI 53223
                                 (414) 354-1500
        -----------------------------------------------------------------
               (Address, including Zip Code, and telephone number,
        including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                             ---

The number of shares outstanding of the issuer's common stock $0.01 par value per share, was 22,341,665 shares, at April 30, 2001.

================================================================================

                             BANK MUTUAL CORPORATION

                                   10-Q INDEX


                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION:

ITEM L.   FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial Condition
          as of March 31, 2001 and December 31, 2000                     3

          Unaudited Consolidated Statements of Income
          for the three months March 31, 2001 and 2000                   4

          Unaudited Consolidated Statement of Shareholders' Equity
          for the three months ended March 31, 2001 and 2000             5

          Unaudited Consolidated Statements of Cash Flows
           for the three months ended March 31, 2001 and 2000            6

          Notes to Unaudited Consolidated Financial Statements          7-13


ITEM 2.   MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           14-22

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK     23-25


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             26

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                26

SIGNATURES                                                                27

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    MARCH 31,     DECEMBER 31,
                                                                      2001           2000
                                                                  -----------     -----------
                                                                         (IN THOUSANDS)
ASSETS
Cash and due from banks                                           $    36,101     $    30,625
Federal funds sold                                                     26,670          20,000
Interest-earning deposits                                              58,207          15,097
                                                                  -----------     -----------
Cash and cash equivalents                                             120,978          65,722
Securities available-for-sale, at fair value:
   Investment securities                                              107,680          94,129
   Mortgage-related securities                                        460,118         464,873
Loans held for sale                                                    26,840           7,469
Loans receivable, net                                               1,915,458       1,972,636
Goodwill                                                               54,893          55,967
Other intangible assets                                                 6,892           7,057
Other assets                                                          118,416         121,679
                                                                  -----------     ----------
                                                                  $ 2,811,275     $ 2,789,532
                                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                       $ 1,961,075     $ 1,894,820
   Borrowings                                                         515,957         567,624
   Advance payments by borrowers
      for taxes and insurance                                          12,719           4,312
   Other liabilities                                                   28,458          38,379
                                                                  -----------     -----------
                                                                    2,518,209       2,505,135

Shareholders' equity:
   Preferred stock - $.01 par value:
      Authorized - 10,000,000 shares in 2001 and 2000
      Issued and outstanding - none in 2001 and 2000                     -               -
   Common stock - $.01 per value:
      Authorized - 100,000,000 shares in 2001 and 2000
      Issued and outstanding - 22,341,665 shares
      in 2001 and 2000                                                    223             223
   Additional paid-in capital                                         108,151         108,151
   Retained earnings                                                  188,374         184,351
   Unearned ESOP shares                                                (9,000)         (8,971)
   Accumulated other comprehensive income                               5,318             643
                                                                  -----------     -----------
                                                                      293,066         284,397
                                                                  -----------     -----------
                                                                  $ 2,811,275     $ 2,789,532
                                                                  ===========     ===========

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED MARCH 31,
                                                        2001           2000
                                                      -------        -------
                                                         (IN THOUSANDS)
Interest income:
   Loans                                              $38,707        $20,341
   Investments                                          2,128          1,109
   Mortgage-related securities                          7,772          7,699
   Interest-earning deposits                              687            683
                                                      -------        -------
Total interest income                                  49,294         29,832

Interest expense:
   Deposits                                            22,973         14,778
   Borrowings                                           8,631          3,375
   Advance payment by borrowers for taxes
      and insurance                                        36             26
                                                      -------        -------
Total interest expense                                 31,640         18,179
                                                      -------        -------
Net interest income                                    17,654         11,653
Provision for loan losses                                 101             76
                                                      -------        -------
Net interest income after provision for loan losses    17,553         11,577

Noninterest income:
   Service charges on deposits                          1,021            577
   Brokerage and insurance commissions                    522            492
   Loan related fees                                      355            271
   Gain on sales of loans                                 399              8
   Other                                                1,052            542
                                                      -------        -------
Total noninterest income                                3,349          1,890

Noninterest expenses:
   Compensation, payroll taxes and other
      employee benefits                                 6,780          4,508
   Occupancy and equipment                              2,700          1,743
   Amortization of goodwill                               775            168
   Amortization of other intangible assets                165             66
   Other                                                2,772          2,081
                                                      -------        -------
Total noninterest expenses                             13,192          8,566
                                                      -------        -------
Income before income taxes                              7,710          4,901
Income taxes                                            2,907          1,855
                                                      -------        -------
Net income                                            $ 4,803        $ 3,046
                                                      =======        =======

Per share data:
   Earnings per share-basic and diluted               $  0.22            N/A
                                                      =======        =======

   Cash dividends per share                           $  0.07            N/A
                                                      =======        =======


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                               ACCUMULATED
                                                          ADDITIONAL                UNEARNED      OTHER
                                               COMMON      PAID-IN     RETAINED       ESOP    COMPREHENSIVE
                                               STOCK       CAPITAL     EARNINGS      SHARES       INCOME       TOTAL
                                            -----------   ---------    --------    ---------  -------------  ---------
                                                                      (IN THOUSANDS)
For the Three Months Ended March 31, 2001
Balance at January 1, 2001                  $       223   $ 108,151   $ 184,351    $  (8,971)   $     643    $ 284,397
   Comprehensive income:
     Net income                                     -           -         4,803          -            -          4,803
     Other comprehensive income
       Change in net unrealized
       gain on securities
       available-for-sale, net of
       deferred income tax liability
       of $2,619                                    -           -           -            -          4,675        4,675
                                                                                                             ---------
     Total comprehensive income                                             -            -            -          9,478

Cash dividends ($.07 per share)                     -           -          (780)         -            -           (780)
Purchase of ESOP shares                             -           -           -            (29)         -            (29)
                                            -----------   ---------   ---------    ---------    ---------    ---------
Balance at March 31, 2001                   $       223   $ 108,151   $ 188,374    $  (9,000)   $   5,318    $ 293,066
                                            ===========   =========   =========    =========    =========    =========


For the Three Months Ended March 31, 2000
Balance at January 1, 2000                  $      -      $     -     $ 169,746    $     -      $  (5,926)   $ 163,820
   Comprehensive income:
     Net income                                     -           -         3,046          -            -          3,046
     Other comprehensive income
       Change in net unrealized
       gain (loss) on securities
       available-for-sale, net of
       deferred income tax liability
       of $1,827                                    -           -           -            -         (2,957)      (2,957)
                                                                                                             ---------
     Total comprehensive income                     -           -           -            -            -             89
                                            -----------   ---------   ---------    ---------    ---------    ---------

Balance at March 31, 2000                   $       -     $     -     $ 172,792    $     -      $  (8,883)   $ 163,909
                                            ===========   =========   =========    =========    =========    =========



            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      2001           2000
                                                                   ----------      ---------
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                          $   4,803     $    3,046
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Provision for loan losses                                            101             76
     Provision for depreciation                                           629            408
     Amortization of intangibles                                          940            234
     Net discount amortization on securities                             (242)          (113)
     Net change in loans originated for sale                          (19,371)        (1,580)
     Decrease in other liabilities                                    (11,980)        (3,150)
     (Increase) decrease in other assets                                2,977         (1,433)
     (Increase) decrease in accrued interest receivable                 1,365           (475)
     Other                                                                  -           (378)
                                                                   ----------      ---------
Net cash used by operating activities                                 (20,778)        (2,987)

INVESTING ACTIVITIES:
Net purchases of investments in mutual funds                             (488)          (421)
Proceeds from maturities of investment securities                      19,629         20,000
Purchases of investment securities                                    (31,582)       (10,000)
Purchases of mortgage-related securities                               (3,497)      (114,420)
Principal repayments on mortgage-related securities                    14,683         11,359
Net (increase) decrease in loans receivable                            56,984        (21,107)
Proceeds from sale of foreclosed properties                                 -            794
Net decrease in Federal Home Loan Bank stock                             (830)             -
Net purchases of premises and equipment                                  (494)           (46)
                                                                   ----------      ---------
Net cash provided (used) by investing activities                       54,405       (113,841)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                    65,698        (23,819)
Net decrease in short-term borrowings                                 (16,603)             -
Proceeds from long-term borrowings                                     17,000         11,000
Repayments on long-term borrowings                                    (52,064)       (15,000)
Cash dividends                                                           (780)             -
Increase in unearned ESOP shares                                          (29)             -
Net increase in advance payments by borrowers
   for taxes and insurance                                              8,407          5,388
                                                                   ----------      ---------
Net cash provided (used) by financing activities                       21,629        (22,431)
                                                                   ----------      ---------

Increase (decrease) in cash and cash equivalents                       55,256       (139,259)
Cash and cash equivalents at beginning of period                       65,722        178,959
                                                                   ----------      ---------
Cash and cash equivalents at end of period                         $  120,978      $  39,700
                                                                   ==========      =========

SUPPLEMENTAL INFORMATION:
Interest paid on deposits                                          $   22,416     $   13,750
Income taxes paid                                                         626          1,018
Loans transferred to foreclosed properties
   and repossessed assets                                                  92            540



            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Bank Mutual Corporation ("Bank Mutual") and its wholly-owned subsidiaries Mutual Savings Bank and First Northern Savings Bank (from date of acquisition November 1, 2000) and their subsidiaries.

Bank Mutual Corporation is a United States corporation chartered by the Office of Thrift Supervision. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and, as of November 1, 2000, converted from a mutual savings bank to a mutual holding company. Bank Mutual became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC, a U.S.-chartered mutual holding company of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares of common stock, or 50.1% of Bank Mutual's stock.

Bank Mutual issued 6,141,006 shares of common stock to public shareholders in the subscription stock offering conducted in connection with the restructuring. Concurrent with the restructuring, Bank Mutual issued 5,007,485 shares of the common stock and cash of $75,112 for all the issued and outstanding common stock of First Northern Capital Corp., the parent of First Northern Savings Bank. The First Northern Capital Corp. acquisition was accounted for by using the purchase method of accounting, therefore, the accounts and results of operations have been included only since November 1, 2000. Financial statements prior to that date are the historical financial results of Mutual Savings Bank, only.

As a result of the restructuring and the First Northern Savings Bank merger, Mutual Savings Bank and First Northern Savings Bank (together the "Banks") became wholly-owned subsidiaries of Bank Mutual.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statement of Shareholders' Equity and Unaudited Consolidated Statements of Cash Flows contained all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual Corporation and subsidiaries at March 31, 2001 and December 31, 2000, the results of their income for the three months ended March 31, 2001 and 2000, the changes in shareholders' equity for the three months ended March 31, 2001 and 2000, and their cash flows for the three months ended March 31, 2001 and 2000. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Bank Mutual's 2000 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SECURITIES, AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:


                                                                              Gross         Gross       Estimated
                                                             Amortized     Unrealized    Unrealized       Fair
                                                               Cost           Gains        Losses         Value
                                                              --------     --------      -------        --------
At March 31, 2001:
Investment securities:
    U.S. government and federal agency obligations            $ 57,499     $  1,400                     $ 58,899
    Commercial paper                                            14,000           --           --          14,000
    Corporate issue obligations                                  1,501           --      $    (1)          1,500
    Mutual funds                                                31,934           13         (222)         31,725
    Federal Home Loan Mortgage Corporation stock                 1,440          116           --           1,556
                                                              --------     --------      -------        --------
Total investment securities                                    106,374        1,529         (223)        107,680
Mortgage-related securities:
    Federal Home Loan Mortgage Corporation                      69,621          514         (360)         69,775
    Federal National Mortgage Association                      366,180        6,857         (380)        372,657
    Private Placement CMOs                                      15,324          184          (17)         15,491
    Government National Mortgage Association                     2,120           75           --           2,195
                                                              --------     --------      -------        --------
Total mortgage-related securities                              453,245        7,630         (757)        460,118
                                                              ========     ========      =======        ========
Total                                                         $559,619     $  9,159      $  (980)       $567,798
                                                              ========     ========      =======        ========


                                                                              Gross         Gross       Estimated
                                                             Amortized     Unrealized    Unrealized       Fair
                                                               Cost           Gains        Losses         Value
                                                              --------     --------      -------        --------
At December 31, 2000:
Investment securities:
    U.S. government and federal agency obligations            $ 59,949        $  544       $   (96)       $ 60,397
    Corporate issue obligations                                    999             -             -             999
    Mutual funds                                                31,437             6          (363)         31,080
    Federal Home Loan Mortgage Corporation stock                 1,440           213             -           1,653
                                                              --------        ------       -------        --------
Total investment securities                                     93,825           763          (459)         94,129
Mortgage-related securities:
    Federal Home Loan Mortgage Corporation                      71,077           182        (1,153)         70,106
    Federal National Mortgage Association                      375,300         3,252        (1,525)        377,027
    Private Placement CMOs                                      15,699             7          (217)         15,489
    Government National Mortgage Association                     2,216            35             -           2,251
                                                              --------        ------       -------        --------
Total mortgage-related securities                              464,292         3,476        (2,895)        464,873
                                                              ========        ======       =======        ========
Total                                                         $558,117        $4,239       $(3,354)       $559,002
                                                              ========        ======       =======        ========



The amortized cost and fair values of investment securities by contractual maturity at March 31, 2001, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Amortized                   Fair
                                                                Cost                      Value
                                                              --------                   -------
Due in one year or less                                        $ 19,966                  $ 20,027
Due after one year through five years                            53,034                    54,372
Due after five years through ten years                                -                         -
Mutual funds                                                     31,934                    31,725
Federal Home Loan Mortgage Corporation stock                      1,440                     1,556
Mortgage-related securities                                     453,245                   460,118
                                                               --------                  --------
                                                               $559,619                  $567,798
                                                               ========                  ========

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:


                                               MARCH 31,        DECEMBER 31,
                                                 2001              2000
                                               ----------       ----------
Mortgage loans:
   One-to four-family                          $1,159,481       $1,207,912
   Multifamily                                    106,646          105,925
   Commercial real estate                         119,042          118,636
   Construction and development                    90,947           94,235
                                               ----------       ----------
Total mortgage loans                            1,476,116        1,526,708
Consumer loans:
   Fixed equity                                   192,690          193,394
   Home equity lines of credit                     80,220           80,447
   Student                                         27,187           27,076
   Home improvement                                11,852           12,778
   Automobile                                      93,603           99,844
   Other                                           27,814           27,827
                                               ----------       ----------
Total consumer loans                              433,366          441,366
Total commercial business loans                    59,764           59,844
                                               ----------       ----------
Total loans receivable                          1,969,246        2,027,918
Less:
   Undisbursed loan proceeds                       36,649           37,490
   Allowance for loan losses                       12,285           12,238
   Unearned loan fees and discounts                 4,854            5,554
                                               ----------       ----------
Total loans receivable - net                   $1,915,458       $1,972,636
                                               ==========       ==========


Bank Mutual's mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual's local lending areas in Wisconsin. There are no significant loans which are considered to be impaired at March 31, 2001 or December 31, 2000.


NOTE 4 -OTHER ASSETS

Other Assets are summarized as follows:

                                                       MARCH 31,   DECEMBER 31,
                                                         2001          2000
                                                       --------     --------
Accrued interest:
   Mortgage-related securities                         $  2,201     $  2,394
   Investment securities                                  1,532        1,749
   Loans receivable                                      10,737       11,692
                                                       --------     --------
Total accrued interest                                   14,470       15,835
Foreclosed properties and repossessed assets              2,343        2,281
Premises and equipment                                   43,711       43,846
Federal Home Loan Bank stock, at cost                    29,756       28,926
Life insurance policies                                  15,682       15,400
Mortgage servicing rights                                 3,508        3,442
Other                                                     8,946       11,949
                                                       --------     --------
                                                       $118,416     $121,679
                                                       ========     ========

NOTE 5 - DEPOSITS

Deposits are summarized as follows:

                                                   MARCH 31,     DECEMBER 31,
                                                     2001             2000
                                                  ----------     ------------
Checking accounts:
   Non-interest-bearing                           $   84,511       $   87,079
   Interest-bearing                                  123,898          133,975
                                                  ----------       ----------
                                                     208,409          221,054
Money market accounts                                306,626          290,947
Savings accounts                                     201,101          200,915
Certificate accounts:
   Due within one year                               913,382          802,291
   After one but within two years                    244,262          291,359
   After two but within three years                   49,077           56,975
   After three but within four years                  15,406           13,243
   After four but within five years                   22,607           18,036
   After five years                                      205                -
                                                  ----------       ----------
                                                   1,244,939        1,181,904
                                                  ----------       ----------
                                                  $1,961,075       $1,894,820
                                                  ==========       ==========


NOTE 6 - BORROWINGS

Borrowings consist of the following:


                                      MARCH 31, 2001         DECEMBER 31, 2000
                                  ----------------------   ---------------------
                                              Weighted-                Weighted-
                                              Average                   Average
                                   Balance      Rate        Balance      Rate
                                  ----------------------   ---------------------
Federal Home Loan Bank advances
   maturing:
   2001                           $131,778      6.14%      $182,914      6.58%
   2002                            118,767      6.20        113,793      6.59
   2003                             48,855      5.67         48,806      6.23
   2004                            210,000      5.68        200,000      5.70
   2005                                  -      -                 -
Thereafter                           2,025      5.35            976      5.90
Open line of credit                  1,220      5.73         20,225      6.24
Other borrowings                     3,312      5.06            910      5.74
                                  --------                 --------
                                  $515,957                 $567,624
                                  ========                 ========


Advances that mature in the year 2004 consist of borrowings that are redeemable at the option of the FHLB beginning at various times in 2001.

The Banks are required to maintain unencumbered mortgage loans in their portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Banks' borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $29,756 and $28,926 at March 31, 2001 and December 31, 2000, respectively.

The Banks are a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, they accept TT&L deposits. The Banks are allowed to borrow these deposits from the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.

NOTE 7 - SHAREHOLDERS' EQUITY

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on Bank Mutual's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by federal regulation to ensure adequacy require the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of March 31, 2001, that the Banks meet all capital adequacy requirements to which they are subject.

                                                                                To Be Well
                                                          For Capital        Capitalized Under
                                                           Adequacy          Prompt Corrective
                                          Actual           Purposes          Action Provisions
                                     Amount    Ratio   Amount    Ratio       Amount      Ratio
                                    -----------------  ----------------      -----------------
Mutual Savings Bank
As of March 31, 2001:
   Total capital                    $140,089   14.91%   $75,172  8.00%       $93,966    10.00%
     (to risk-weighted assets)
   Tier 1 capital                    133,037   14.16%    37,586  4.00%        56,379     6.00%
     (to risk-weighted assets)
   Tier 1 capital                    133,037    7.33%    72,583  4.00%        90,729     5.00%
     (to total assets)

First Northern Savings Bank
As of March 31, 2001:
   Total capital                     $77,991   11.48%   $54,333  8.00%       $67,917    10.00%
     (to risk-weighted assets)
   Tier 1 capital                     72,758   10.71%    27,167  4.00%        40,750     6.00%
     (to risk-weighted assets)
   Tier 1 capital                     72,758    7.74%    37,613  4.00%        47,016     5.00%
     (to total assets)


Bank Mutual is not aware of any conditions or events, which would change the Banks' status as well capitalized. There are no conditions or events since that notification that management believes have changed the Banks' category.

Following are reconciliation's of the Banks' equity under generally accepted accounting principles to capital as determined by regulators:

                                                       MUTUAL SAVINGS BANK    FIRST NORTHERN SAVINGS BANK
                                                       -------------------    ---------------------------
                                                      RISK-         TIER I      RISK-            TIER I
                                                      BASED         (CORE)      BASED            (CORE)
                                                     CAPITAL        CAPITAL    CAPITAL           CAPITAL
                                                     -------        -------    -------           -------
As of March 31, 2001:
   Equity per bank records                           $146,849      $146,849    $124,068         $124,068
   Unrealized gains on investments                     (4,529)       (4,529)       (922)            (922)
   Goodwill and intangibles                            (9,283)       (9,283)    (49,870)         (49,870)
   Investment in "nonincludable" subsidiaries               -             -        (384)            (384)
   Disallowed servicing assets                                                     (134)            (134)
   Allowance for loan losses                            7,052             -       5,233                -
                                                     --------      --------   ---------        ---------
Regulatory capital                                   $140,089      $133,037   $  77,991        $  72,758
                                                     ========      ========   =========        =========



Bank Mutual shareholders recently approved the 2001 Stock Incentive Plan, providing for the grant of stock options and restricted stock awards. Because of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual will need to purchase up to approximately 1.45 million shares of its common stock for issuance under the Stock Incentive Plan. While Bank Mutual expects to begin those purchases in the near future, no specific schedule was announced for the completion. Because of options' vesting schedules under the Stock Incentive Plan, Bank Mutual would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Off-Balance sheet financial instruments whose contract amounts represent credit and/or interest rate risk at March 31, 2001 and December 31, 2000 are as follows:

                                                MARCH 31,    DECEMBER 31,
                                                  2001           2000
                                                --------     ------------

Unused consumer lines of credit                 $123,982         $87,669
Unused commercial lines of credit                 11,380          14,622
Commitments to extend credit:
   Fixed rate                                     12,791           5,012
   Adjustable rate                                41,722          10,034

Forward commitments to sell mortgage loans of $11,614 at March 31, 2001, represent commitments obtained by the Banks from a secondary market agency to purchase mortgages from the Banks. Commitments to sell loans expose the Banks to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $5,124 of forward commitments at December 31, 2000.


NOTE 9 - SHARES OUTSTANDING

The weighted average number of shares outstanding excluding unallocated shares of the Employee Stock Ownership Plan ("ESOP") (except for the shares in the ESOP that are contractually committed for allocation at year-end 2001) for the three months ended March 31, 2001 were 21,470,750 shares. The weighted average includes shares in the ESOP that are committed for allocation at year end 2001.

NOTE 10 - RECLASSIFIED INFORMATION

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentations.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133," which delays the implementation date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000, provide a comprehensive and consistent standard for the recognition of derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. However, special accounting is provided for certain derivatives that meet the definition of hedges. Changes in the fair value of derivatives that do not meet the definition of hedges are required to be reported in earnings in the period of change. Bank Mutual and the Banks do not use derivative financial instruments such as futures, swaps, caps, floors, options or interest or principal-only strips of similar instruments. Therefore, SFAS No. 133 is not expected to have a significant impact on Bank Mutual. Bank Mutual implemented SFAS No. 133 on January 1, 2001.

Additionally, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. This Statement replaces SFAS No. 125 on the same topic and requires few changes in accounting principles for mortgage banking activities. Since mortgage servicing assets of Bank Mutual are not significant, this statement is not expected to noticeably impact Bank Mutual.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements concerning Bank Mutual's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words "anticipate," "believe," "estimate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual's control, that could cause Bank Mutual's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Banks' loan and investment portfolios; and other factors referred to in the reports filed by Bank Mutual with the Securities and Exchange Commission (particularly under "Risk Factors" in Item 7 of Bank Mutual's 2000 Report on Form 10-K).


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

TOTAL ASSETS. Bank Mutual's total assets rose moderately in the first quarter of 2001 primarily as a result of increased cash and cash equivalents resulting from increased deposits and fixed rate mortgage loan sales. Total assets at March 31, 2001 were $2.81 billion as compared to $2.79 billion at December 31, 2000.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $55.3 million or 84.1% at March 31, 2001 as compared to December 31,2000. This increase is primarily the result of deposit growth and the sale of fixed rate mortgage loans. As market interest rates decline, consumers find fixed rate mortgage loans attractive; however, fixed rate loans of all types create an interest rate risk for Bank Mutual. We attempt to mitigate this interest rate risk by currently selling the majority of fixed rate mortgage loans to the secondary market.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased $13.6 million or 14.4% for the first quarter of 2001 as a result of cash and cash equivalents being invested into higher-yielding investment securities and maturing investment securities being reinvested.

Mortgage-related securities available-for-sale decreased $4.8 million or 1.0% primarily as a result of the increased prepayments of the underlying mortgage loans. As mortgage loan interest rates decreased, the higher interest rate mortgage loans underlying these securities are refinanced by customers to obtain lower interest rate mortgage loans.

LOANS HELD FOR SALE. Loans held for sale at March 31,2001 as compared to December 31, 2000 increased $19.4 million as a result of the increased fixed rate mortgage loan originations. Currently, we sell all of our 30 and 20 year fixed rate mortgage loans and a majority of our 15 year fixed rate mortgage loans to the secondary mortgage market.

LOANS RECEIVABLE. Loans receivable decreased $57.2 million in the first quarter of 2001 as a result of reduced adjustable rate mortgage loan originations (which are held in the portfolio), and the related increased fixed rate mortgage loan originations and subsequent sale of those fixed rate mortgage loans.

The mortgage loan portfolio decreased $50.6 million in the first quarter of 2001 primarily as a result of a reduction of the one-to-four family mortgage loan portfolio. As market interest rates on mortgage loans decreased, consumers began to refinance their adjustable rate mortgage loans to fixed interest rate mortgage loans. Bank Mutual sells the majority of fixed rate mortgage loans to the secondary market to reduce its interest rate risk.


                                   LOAN SALES

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                         2001             2000
                                        -------          ------
                                             (In Thousands)
      Loans Sales                       $38,264          $1,138
                                        =======          ======


The consumer loan portfolio also decreased in the first quarter of 2001 as compared to December 31, 2000. This portfolio decreased $8.0 million as a result of the refinancing of existing mortgage loans. Historically, when a first mortgage loan is refinanced, any underlying home equity loans or second mortgage loans or other consumer loan(s) are paid off and included in a new first mortgage loan. In addition to the payoffs, automobile loan originations decreased, which management believes is a result of the overall slowdown of the economy.

If market interest rates continue to decline, management anticipates that the mortgage loan portfolio will continue to decrease and the consumer loan portfolio may grow modestly, at best.

The commercial and industrial loan portfolio had a slight decline of $80,000 at March 31, 2001 as compared to December 31, 2000. This modest decline was the result of seasonality and the slowing down of the economy which decreases the demand for commercial loans. Historically, business and industrial loan originations are less in the first quarter of a year than the remaining three quarters of the year.

                        LOAN ORIGINATIONS AND PURCHASES

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   2001             2000

                                                       (In Thousands)
Originations:
   Mortgage loans                                $ 97,158        $26,696
   Consumer loans                                  48,790         30,032
   Commercial business loans                        4,005          2,218
                                                 --------        -------
Total loan originations                          $149,953        $58,946
                                                 ========        =======

Purchases:
   Mortgage loans                                       -         15,425
                                                 --------        -------
Total loans purchased                                   -         15,425
                                                 --------        -------

Total loans originated and purchased             $149,953        $74,371
                                                 ========        =======


Management will continue to emphasize consumer and commercial loan originations as we believe it will continue to add to the overall profitability and aid in the management of interest rate risk.

DEPOSITS. Deposits increased $66.3 million in the three months ended March 31, 2001. Management believes the stock market decline has made some consumers re-evaluate their investment objectives and hence their investment portfolios. As a result of this re-evaluation, more investors have included deposits within their investment mix. Management believes that deposit growth (or shrinkage) in the balance of 2001 will depend, in significant part, on the performance of other investment alternatives.

BORROWINGS. Borrowings decreased $51.7 million in the first quarter of 2001, to $516.0 million at March 31, 2001, as compared to $567.6 million at December 31, 2000. This decrease is the result of the increased mortgage loan sales and the increase in deposits. The increased cash resulting from those two increases were used to repay borrowings.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrows") increased $8.4 million at March 31, 2001, as compared to December 31, 2000. The increase of escrow dollars was the result of payments received for customers' escrow accounts and is seasonably normal.

SHAREHOLDERS EQUITY. Bank Mutual paid a cash dividend of $0.07 per share on March 5, 2001, to shareholders of record on February 21, 2001. This was Bank Mutual's first cash dividend. The dividend payout ratio was 16.2% since Mutual Savings Bancorp, MHC has elected to waive cash dividends in 2001 for the 11,193,174 shares that it owns of Bank Mutual.


ASSET QUALITY

The following table summarizes non-performing loans and assets:

                        NON-PERFORMING LOANS AND ASSETS

                                                        AT MARCH 31,   AT DECEMBER 31,
                                                            2001            2000
                                                          -------          -------
                                                           (Dollars in Thousands)
Non-accrual mortgage loans                                $   987          $   730
Non-accrual consumer loans                                    463              383
Non-accrual commercial business loans                         699              750
Accruing loans delinquent 90 days or more                     896            1,258
                                                          -------          -------

   Total non-performing loans                               3,045            3,121

Foreclosed properties and repossessed assets, net           2,343            2,281
                                                          -------          -------

Total non-performing assets                                $5,388           $5,402
                                                           ======           ======

Non-performing loans to total loans                          0.16%           0.16%
                                                           ======           ======

Non-performing assets to total assets                        0.19%           0.19%
                                                           ======           ======

Additional interest income that would have been
   recognized if non-accrual loans had been current          $105              $77
                                                           ======           ======

Allowance for loan losses as a percent of
   non-performing assets                                   228.01%         226.55%
                                                           ======          ======

Total non-performing loans decreased as of March 31, 2001, as compared to December 31, 2000, primarily as a result of a decrease in accruing loans delinquent 90 days or more. Management has emphasized the collection of delinquent loans. In addition, management believes non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to the current strength of the Wisconsin economy. There are no material accruing loans which, at March 31, 2001, management currently has reason to believe will become non-performing or result in potential losses.

A summary of the allowance for loan losses is shown below:

                            ALLOWANCE FOR LOAN LOSS

                                                           AT AND FOR THE             AT AND FOR THE
                                                         THREE MONTHS ENDED             YEAR ENDED
                                                           MARCH 31, 2001            DECEMBER 31, 2000
                                                                      (Dollars in Thousands)

Balance at the beginning of the period                         $12,238                    $ 6,948
                                                               -------                    -------
Provisions for the period                                          101                        423
Purchase of First Northern                                           -                      5,028
                                                               -------                    -------
Charge-offs:
    Mortgage loans                                                   -                        (38)
    Consumer loans                                                 (75)                      (156)
    Commercial business loans                                        -                          -
                                                               -------                    -------
      Total charge-offs                                            (75)                      (194)
Recoveries:
    Mortgage loans                                                   -                          1
    Consumer loans                                                  21                         32
    Commercial business loans                                        -                          -
                                                               -------                    -------
      Total recoveries                                              21                         33
                                                               -------                    -------
    Net charge-offs                                                (54)                      (161)
                                                               -------                    -------

    Balance at the end of the period                           $12,285                    $12,238
                                                               =======                    =======

Net charge-offs to average loans                                  0.00%                      0.01%
                                                               =======                    =======

Allowance as a percent of total loans                             0.64%                      0.62%
                                                               =======                    =======

Allowance as a percent of non-performing loans                  403.45%                    392.12%
                                                               =======                    =======


The allowance for loan losses has been determined in accordance with generally accepted accounting principles. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Allowance goals have been established by an internal risk evaluation by loan category. Various factors are taken into consideration including: historical loss experience, economic factors and other factors, that in management's judgement would affect the collectibility of the portfolio as of the evaluation date. Shortfalls in the allowance for loan losses are charged against operations as provision for loan losses, to maintain allowances at the desired levels.

The appropriateness of the allowance is reviewed by senior management based upon its evaluation of the-existing economic and business conditions affecting the key lending areas of Bank Mutual. Other outside factors such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan are also considered. Our board of directors also reviews the allowance for loan loss compared to the relative size of the portfolio on at least a quarterly basis.

COMPARISON OF OPERATING RESULTS

Bank Mutual Corporation was formed in connection with the regulatory restructuring of Mutual Savings Bank into mutual holding company form, and the concurrent acquisition of First Northern Capital Corp. (the "Acquisition") on November 1, 2001. Bank Mutual information prior to that date is that of Mutual Savings Bank. Because the Acquisition was accounted for using the purchase method of accounting, First Northern results are included only from and after November 1, 2000. The Acquisition therefore substantially affects the comparability of the 2000 and 2001 quarters.

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents certain information regarding Bank Mutual's financial condition and net interest income for the three months ended March 31, 2001 and 2000. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made as Bank Mutual has no investments that are tax exempt.

                 AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

                                                                     THREE MONTHS ENDED MARCH 31,
                                                           2001                                 2000
                                                         INTEREST     AVERAGE                 INTEREST      AVERAGE
                                              AVERAGE     EARNED/     YIELD/      AVERAGE      EARNED/      YIELD/
                                              BALANCE      PAID        RATE       BALANCE       PAID         RATE
                                              -------      ----        ----       -------       ----         ----
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
   Loans receivable (1)                    $1,983,433     $38,707     7.81%     $1,097,097     $ 20,341     7.42%
   Mortgage-related securities                460,619       7,772     6.75%        455,300        7,699     6.76%
   Investment securities                      134,056       2,128     6.35%         76,081        1,109     5.83%
   Interest-earning deposits                   16,599         223     5.37%         14,593          206     5.65%
   Federal funds                               34,260         464     5.42%         33,649          477     5.67%
                                           ----------     -------     ----      ----------     --------     ----
Total interest earnings assets              2,628,967      49,294     7.50%      1,676,720       29,832     7.12%
Noninterest-earning assets                    167,947                               65,810
                                           ----------                           ----------
   Total average assets                    $2,796,914                           $1,742,530
                                           ==========                           ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   Savings Deposits                        $  196,258       1,086     2.21%        149,700          900     2.40%
   Money market accounts                      294,380       3,713     5.05%        229,425        2,802     4.89%
   Interest-bearing demand accounts           115,998         343     1.18%         87,955          225     1.02%
   Time deposits                            1,146,461      17,831     6.22%        813,761       10,851     5.33%
                                           ----------     -------     ----      ----------     --------     ----
     Total Deposits                         1,753,097      22,973     5.24%      1,280,841       14,778     4.62%
   Advance payments by borrowers
     for taxes and insurance                    7,344          36     1.96%          4,127           26     2.52%
   Borrowings                                 571,687       8,631     6.04%        231,809        3,375     5.82%
                                           ----------     -------     ----      ----------     --------     ----
     Total Interest-bearing liabilities     2,332,128      31,640     5.43%      1,516,776       18,179     4.79%
                                           ----------     -------     ----      ----------     --------     ----

NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits                77,821                               40,682
   Other noninterest-bearing
     liabilities                               98,095                               22,169
                                           ----------                           ----------
     Total noninterest-bearing
       liabilities                            175,916                               62,851
                                           ----------                           ----------
     Total liabilities                      2,508,043                            1,579,627
   Shareholders' equity                       288,871                              162,903
                                           ----------                           ----------
     Total average liabilities
     and equity                            $2,796,914                           $1,742,530
                                           ==========                           ==========
Net interest income and net
   interest rate spread (2)                              $ 17,654     2.07%                    $ 11,653     2.33%
                                                         ========                              ========
Net interest-earning assets
   and net interest margin (3)                                        2.69%                                 2.78%
                                                                      ====                                  ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                  1.13x                                1.11x


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


                                                  MARCH, 2001 COMPARED TO MARCH, 2000
                                                  -----------------------------------
                                                      INCREASE (DECREASE) DUE TO
                                                      --------------------------
                                              VOLUME (1)     RATE (2)          NET (3)
                                              ----------     --------          -------
                                                          (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable                              $  17,244    $    1,122        $   18,366
Mortgage-related securities                          90           (17)               73
Investment securities                               912           107             1,019
Interest-earning deposits                            27           (10)               17
Federal funds                                         9           (22)              (13)
                                              ---------    ----------        ----------
   Total                                         18,282         1,180            19,462
                                              ---------    ----------        ----------
INTEREST-BEARING LIABILITIES:
Savings deposits                                    262           (76)              186
Money market deposits                               817            94               911
Interest-bearing demand deposits                     79            39               118
Time deposits                                     4,961         2,019             6,980
                                              ---------    ----------        ----------
   Total Deposits                                 6,119         2,076             8,195
Advance payments by borrowers for
   taxes and insurance                               17            (7)               10
Borrowings                                        5,127           129             5,256
                                              ---------    ----------        ----------
     Total                                       11,263         2,198            13,461
                                              ---------    ----------        ----------
Net change in net interest income             $   7,019    $   (1,018)       $    6,001
                                              =========    ===========       ==========


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

GENERAL. Net income was $4.8 million for the three months ended March 31, 2001, as compared to $3.0 million during the same period in 2000. This increase of $1.8 million was primarily the result of the restructuring and the Acquisition.

INTEREST INCOME. Total interest income increased $19.5 million or 65.2% for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The increase is primary attributable to the Acquisition, the growth in the average loan portfolio and the increased yield on loans and investments.

Interest income on loans increased $18.4 million or 90.3% in the first quarter of 2001 as compared to the same period in 2000. The increase was the result of
(i) the dollar growth of the loan portfolio (largely attributed to the Acquisition) and (ii) the increased yield on loans as a result of interest rate escalations of adjustable rate mortgage loans, variable rate consumer loans and commercial loans as well as loan originations at interest rates that exceed the yield on the existing loan portfolio. Although interest rates declined in the first quarter of 2001, certain interest rates were lower in the first quarter of 2000, as those rates were prior to actions later in 2000 which had the effect of raising rates.

Interest income on investments increase $1.0 million in the first quarter of 2001 as compared to the same period in 2000 as a result of the increased portfolio resulting from the Acquisition, purchases of investments and FHLB stock.

Interest income on mortgage-related securities rose slightly in the first quarter of 2001 as compared to the first quarter of 2000 as a result of the increased portfolio resulting from the Acquisition, partially offset by the repayments and prepayments of the underlying mortgage loans.

INTEREST EXPENSE. Interest expense on deposits increased $8.2 million for the three months ended March 31, 2001, as compared to the same period in 2000, as a result of the Acquisition and dollar growth and increased cost of deposits. With the uncertainties of the stock market, management believes consumers were looking for stable, insured accounts to compliment their investment mix and hence the growth in deposits. In addition, the cost of deposits increased to an average cost of 5.24% as compared to 4.62% at March 31, 2000. This increased cost was the result of increases in market interest rates throughout 2000. However, with the recent downward interest rate adjustments by the Federal Reserve in the first quarter of 2001, management anticipates that its cost of deposits will decrease in the upcoming months.

Interest expense on borrowings increased substantially ($5.3 million) in the first quarter of 2001 as compared to the first quarter of 2000. The substantial increase was primarily the result of the addition of the First Northern debt from the Acquisition and the rising cost of borrowings throughout 2000. In the Acquisition, Bank Mutual assumed approximately $270.9 million of prior FHLB borrowings by First Northern.

Bank Mutual will continue to utilize FHLB borrowings if deposit growth does not exceed or equal the increase in interest-earning assets or if there is an opportunity to incrementally add to the profitability of Bank Mutual by creating an arbitrage.

NET INTEREST INCOME. Net interest income increased $6.0 million in the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of the Acquisition. In addition, the net interest margin for the three months ended March 31, 2001 was 2.69% as compared to 2.78% for the same period in 2000. The net interest margin was compressed throughout 2000 as a result of market interest rates moving upward as the Federal Reserve moved to increase interest rates to slow the pace of the economic expansion. However, the Federal Reserve has quickly reversed its restrictive economic growth mode in the first quarter of 2001 by reducing interest rates. Reduced market interest rates should improve Bank Mutual's net interest margin, based on historical experience, as the Bank's should be able to reduce interest rates paid on interest-bearing liabilities more quickly than interest rates changed on interest-earning assets.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses increased $25,000 to $101,000 for the three months ended March 31, 2001 as compared to $76,000 for the same period last year. The allowance for loan losses at March 31, 2001 was $12.3 million or 403.5% of non-performing loans and 228.0% of non-performing assets. See "Comparison of Financial Condition--Asset Quality."

NONINTEREST INCOME. All of the noninterest income categories were increased largely by the Acquisition except for the gain on sales of loans. Gain on sale of loans was up substantially as a result of the increased fixed rate mortgage loan sales generated by mortgage refinancing activity. See "Comparison of Financial Condition - Loans Receivable." The level of these fees will depend upon the level of fixed interest rate mortgage loan originations and their subsequent sale.

NONINTEREST EXPENSE. Noninterest expense increased $4.6 million primarily as a result of the Acquisition, growth and the amortization of goodwill and other intangible assets. In addition, Bank Mutual began accruing in the first quarter of 2001 for its ESOP Plan. This ESOP accrual was approximately $413,000 in the first quarter of 2001. Bank Mutual had not yet begun accruing expense under the 2001 Stock Incentive Plan, as that plan had not yet been approved by shareholders and no awards have yet been granted.

Mutual Savings Bank and First Northern Savings Bank are currently operating as separate subsidiaries and therefore, noninterest expense reduction is anticipated to be minimal. However, the two operating subsidiaries have "best practices" standards committees that are meeting and developing consistent best practices for both subsidiaries to follow. These "best practices" standards are developing a foundation for future consolidation. Currently, management does not have a specific time frame for the two operating subsidiaries to be consolidated.

INCOME TAXES. Income taxes increased $1.1 million primarily as a result of increased taxable income. The effective tax rate for the first quarter of 2001 was 37.7% as compared to 37.8% for the first quarter last year. The overall effective tax rate is at a higher rate when compared to other financial institutions as a result of the goodwill amortization which is not tax deductible.

IMPACT OF INFLATION AND CHANGING PRICES. The financial statements and accompanying notes of Bank Mutual have been prepared in accordance with the generally accepted accounting principles (GAAP). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


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

At March 31, 2001, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $487.0 million. This represented a negative cumulative one-year interest rate sensitivity gap of (17.32%), and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 70.49%. The cumulative gap ratio is significantly affected by $200.0 million of long-term FHLB borrowings which can be called in May and June 2001. This call option is at the FHLB of Chicago's discretion, however if the borrowings are called, the FHLB of Chicago has given us the guaranty that alternative borrowings would be available.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

         i) Investment securities - based upon contractual maturities and if applicable, call dates.

         ii) Mortgage-related securities - based upon an independent outside source for determining estimated cash flows (prepayment speeds).

         iii) Loans - based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

         iv) Deposits - based upon contractual maturities and our historical decay rates.

         v) Borrowings - based upon the earlier of call date or final maturity.

                                                                      AT MARCH 31, 2001
                                   --------------------------------------------------------------------------------------------
                                                                           MORE THAN     MORE THAN
                                                            THREE TO       ONE YEAR     THREE YEARS
                                           WITHIN THREE      TWELVE        TO THREE          TO           OVER
                                              MONTHS         MONTHS          YEARS       FIVE YEARS    FIVE YEARS       TOTAL
                                            ----------     ----------     ----------     ----------    ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
   Mortgage loans:
     Fixed                                  $   26,805     $   71,017     $  145,801     $  102,339    $  220,252    $  566,214
     Adjustable                                111,276        344,419        284,183        133,312        10,417       883,606
   Consumer loans                              135,218        128,673        151,005         11,971         8,055       434,923
   Commercial and industrial loans              23,826         21,338         27,647          1,883          --          74,694
Interest-earning deposits                      113,469           --             --             --            --         113,469
Investment securities                           22,954          4,749         31,294         18,785          --          77,782
Mortgage-related securities:
     Fixed                                      17,788         51,679        126,862         76,226       120,174       392,728
     Adjustable                                 60,517           --             --             --            --          60,517
Other interest-earning assets                   29,756           --             --             --            --          29,756
                                            ----------     ----------     ----------     ----------    ----------    ----------
       Total interest-earning assets           541,610        621,875        766,792        344,517       358,896     2,633,689


Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand accounts       $    2,501     $    7,144     $   16,483     $   13,596    $   84,130    $  123,855
     Savings accounts                           10,521         28,753         56,358         36,136        69,327       201,095
     Money market accounts                      88,707         32,760         65,140         42,134        77,368       306,109
     Time deposits                             316,331        685,191        208,706         30,455          --       1,240,682
Advance payments by borrowers for
   taxes and insurance                            --           12,719           --             --            --          12,719
Borrowings                                     403,668         62,203         48,263          1,000         1,025       516,159
                                            ----------     ----------     ----------     ----------    ----------    ----------
       Total interest-bearing liabilities      821,728        828,770        394,950        123,321       231,849     2,400,619
                                            ----------     ----------     ----------     ----------    ----------    ----------
Interest rate sensitivity gap               $ (280,119)    $ (206,895)    $  371,842     $  221,196    $  127,047    $  233,071
                                            ==========     ==========     ==========     ==========    ==========    ==========

Cumulative interest rate sensitivity gap    $ (280,119)    $ (487,013)    $ (115,172)    $  106,024    $  233,071
                                            ==========     ==========     ==========     ==========    ==========
Cumulative interest rate sensitivity
   gap as a percentage total assets              (9.96)%       (17.32)%        (4.10)%        3.77%         8.29%
Cumulative interest-earning assets
   as a percentage of interest
   bearing liabilities                            65.91%         70.49%         94.37%       104.89%       109.71%


The methods used in the previous table have some shortcomings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans, have features which limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment, and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.

NET EQUITY SENSITIVITY

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2001. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

                                                                                          PRESENT VALUE OF EQUITY
                                                                                               AS PERCENT OF
                                         PRESENT VALUE OF EQUITY                          PRESENT VALUE OF ASSETS
                         -----------------------------------------------------         ----------------------------
    CHANGE IN            DOLLAR                  DOLLAR                PERCENT         PRESENT VALUE        PERCENT
 INTEREST RATES          AMOUNT                  CHANGE                CHANGE              RATIO            CHANGE
 --------------          ------                  ------                ------              -----            ------
 (BASIS POINTS)                         (DOLLARS IN THOUSANDS)

      +200               $362,874              $(47,521)              (11.58)%             13.06%             8.74%
      +100                392,495               (17,900)               (4.36)%             13.90%            (2.87)%
        0                 410,395                      -                0.00%              14.31%             0.00%
      -100                410,014                  (381)               (0.09)%             14.11%             1.40%
      -200                395,549               (14,846)               (3.62)%             13.45%             6.01%

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)(c) At Bank Mutual's annual meeting of shareholders on May 8, 2001, the seven continuing directors who were management's nominees for re-election were elected to the Bank Mutual's Board of Directors. The directors were re-elected, for terms ending in the years indicated, with the following votes (rounded for fractional interests voted through the dividend reinvestment plan or 401(k) plans):

                                                                Authority for
                 Director's Name     Class       Votes For     Voting Withheld
                 ---------------     -----       ---------     ---------------
           Michael T. Crowley, Sr.     2004       20,157,965        705,165
           Raymond W. Dwyer, Jr.       2004       20,579,967        283,164
           Mark C. Herr                2002       20,614,308        248,822
           Thomas J. Lopina            2002       20,675,294        187,836
           Michael D. Meeuwsen         2003       20,208,470        654,660
           Robert B. Olson             2002       20,675,716        187,414
           J. Gus Swoboda              2004       20,661,192        201,938


         In addition, shareholders approved the Bank Mutual Corporation 2001 Stock Incentive Plan. The vote on the Plan was as follows:

                           For:              17,122,912
                           Against:           1,517,905
                           Abstain:             140,255
                           Broker Non-Votes:  1,755,380

         The votes "for" the Plan included the affirmative vote of 11,193,174 shares cast by Mutual Savings Bancorp, MHC. In addition to requiring a majority of the outstanding shares, under OTS regulations, approval of the Plan required the affirmative vote of a majority of the outstanding shares held by Bank Mutual shareholders other than the MHC; that vote was also achieved.

         Further, at the meeting shareholders ratified the selection of Ernst & Young LLP as auditors for fiscal 2001, by the following vote:

                           For:              20,610,281
                           Against:             102,345
                           Abstain:             150,503


(b) Thomas H. Buestrin, Michael T. Crowley, Jr., and William J. Mielke continue as Bank Mutual directors whose terms expire in 2003, and David
         J. Rolfs continues as a director whose term




ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

         (b) Reports on Form 8-K: In the quarter ended March 31, 2001, the Registrant did not file any Reports on Form 8-K.

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


                                     BANK MUTUAL CORPORATION
                                     -----------------------
                                     (Registrant)


Date  May 14, 2001
                                     /s/ Michael T. Crowley, Jr.
                                     ------------------------------------------
                                     Michael T. Crowley, Jr.
                                     Chairman and Chief Executive Officer


Date  May 14, 2001
                                      /s/ Rick B. Colberg
                                     ------------------------------------------
                                     Rick B. Colberg
                                     Chief Financial Officer

                                  EXHIBIT INDEX

                             BANK MUTUAL CORPORATION

                   Form 10-Q for Quarter Ended March 31, 2001



         Exhibit No.             Description
         -----------             -----------
         10.1                    Bank Mutual Corporation 2001 Stock
                                 Incentive Plan (Incorporated by reference
                                 to Appendix A to the Definitive Proxy Statement
                                 for Bank Mutual's 2001 Annual Meeting of
                                 Shareholders)
