Form 10-Q
period 2001-06-30
BANK MUTUAL CORP
filed 2001-08-10
CIK 1123270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                        COMMISSION FILE NUMBER 000-31207

                             BANK MUTUAL CORPORATION
             (Exact name of registrant as specified in its charter)

            WISCONSIN                                      39-2004336
----------------------------------------       --------------------------------
       (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

                            4949 WEST BROWN DEER ROAD
                               MILWAUKEE, WI 53223
                                 (414) 354-1500
          -------------------------------------------------------------
          (Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                   No
                        ------

The number of shares outstanding of the issuer's common stock $0.01 par value per share, was 22,341,665 shares, at July 31, 2001.

================================================================================

                             BANK MUTUAL CORPORATION

                                   10-Q INDEX




                                                                                      PAGE NO.
                                                                                      --------
PART I.     FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Statements of Financial Condition
         as of June 30, 2001 and December 31, 2000                                        3

         Unaudited Consolidated Statements of Income
         for the three months ended June 30, 2001 and 2000                                4

         Unaudited Consolidated Statements of Income
         for the six months ended June 30, 2001 and 2000                                  5

         Unaudited Consolidated Statements of Shareholders' Equity
         for the six months ended June 30, 2001 and 2000                                  6

         Unaudited Consolidated Statements of Cash Flows
         for the six months ended June 30, 2001 and 2000                                  7

         Notes to Unaudited Consolidated Financial Statements                           8-15


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                            16-27

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     28-31


PART II.    OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             32

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                32

SIGNATURES                                                                               33

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                JUNE 30,       DECEMBER 31,
                                                                  2001             2000
                                                             --------------   --------------
                                                                      (IN THOUSANDS)
ASSETS
Cash and due from banks                                      $       42,109   $       30,625
Federal funds sold                                                   95,000           20,000
Interest-earning deposits                                            44,940           15,097
                                                             --------------   --------------
Cash and cash equivalents                                           182,049           65,722
Securities available-for-sale, at fair value:
  Investment securities                                             126,709           94,129
  Mortgage-related securities                                       482,059          464,873
Loans held for sale                                                  20,263            7,469
Loans receivable, net                                             1,867,401        1,972,636
Goodwill                                                             54,119           55,967
Other intangible assets                                               6,727            7,057
Other assets                                                        120,749          121,679
                                                             --------------   --------------
                                                             $    2,860,076   $    2,789,532
                                                             ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                   $    2,010,741   $    1,894,820
  Borrowings                                                        497,756          567,624
  Advance payments by borrowers for taxes and insurance              24,744            4,312
  Other liabilities                                                  31,613           38,379
                                                             --------------   --------------
                                                                  2,564,854        2,505,135

Shareholders' equity:
  Preferred stock - $.01 par value:
    Authorized - 10,000,000 shares in 2001 and 2000
    Issued and outstanding - none in 2001 and 2000                        -                -
  Common stock - $.01 per value:
    Authorized - 100,000,000 shares in 2001 and 2000
    Issued and outstanding - 22,341,665 shares in 2001 and 2000         223              223
  Additional paid-in capital                                        108,151          108,151
  Retained earnings                                                 192,671          184,351
  Unearned ESOP shares                                               (9,000)          (8,971)
  Accumulated other comprehensive income                              4,049              643
  Treasury stock - 64,000 shares in 2001; none in 2000                 (872)               -
                                                             --------------   --------------
                                                                    295,222          284,397
                                                             --------------   --------------

                                                             $    2,860,076   $    2,789,532
                                                             ==============   ==============


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                      2001            2000
                                                   -----------    ------------
                                                          (IN THOUSANDS)
Interest income:
  Loans                                            $    37,299    $     21,062
  Investments                                            2,107           1,066
  Mortgage-related securities                            7,411           8,161
  Interest-earning deposits                              1,236             361
                                                   -----------    ------------
Total interest income                                   48,053          30,650
Interest expense:
  Deposits                                              23,189          14,961
  Borrowings                                             7,354           3,857
  Advance payment by borrowers for taxes
    and insurance                                           89              64
                                                   -----------    ------------
Total interest expense                                  30,632          18,882
                                                   -----------    ------------
Net interest income                                     17,421          11,768
Provision for loan losses                                  109             160
                                                   -----------    ------------
Net interest income after provision for loan losses     17,312          11,608
Noninterest income:
  Service charges on deposits                            1,099             660
  Brokerage and insurance commissions                      696             502
  Loan related fees                                        355             226
  Gain on sales of loans                                   983              35
  Other                                                  1,027             703
                                                   -----------    ------------
Total noninterest income                                 4,160           2,126
Noninterest expenses:
  Compensation, payroll taxes and other
    employee benefits                                    6,963           4,116
  Occupancy and equipment                                2,503           1,593
  Amortization of goodwill                                 774             169
  Amortization of other intangible assets                  166              66
  Other                                                  2,956           2,176
                                                   -----------    ------------
Total noninterest expenses                              13,362           8,120
                                                   -----------    ------------
Income before income taxes                               8,110           5,614
Income taxes                                             3,032           2,146
                                                   -----------    ------------
Net income                                         $     5,078    $      3,468
                                                   ===========    ============

Per share data:
  Earnings per share-basic and diluted             $      0.24          N/A
                                                   ===========          ===
  Cash dividends paid                              $      0.07          N/A
                                                   ===========          ===

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                        2001           2000
                                                       ------         ------
                                                          (IN THOUSANDS)
Interest income:
  Loans                                            $    76,006       $  41,403
  Investments                                            4,235           2,175
  Mortgage-related securities                           15,183          15,860
  Interest-earning deposits                              1,923           1,044
                                                   -----------       ---------
Total interest income                                   97,347          60,482
Interest expense:
  Deposits                                              46,162          29,739
  Borrowings                                            15,985           7,232
  Advance payment by borrowers for taxes
    and insurance                                          125              90
                                                   -----------       ---------
Total interest expense                                  62,272          37,061
                                                   -----------       ---------
Net interest income                                     35,075          23,421
Provision for loan losses                                  210             236
                                                   -----------       ---------
Net interest income after provision for loan
  losses                                                34,865          23,185
Noninterest income:
  Service charges on deposits                            2,120           1,237
  Brokerage and insurance commissions                    1,218             994
  Loan related fees                                        710             497
  Gain on sales of loans                                 1,382              43
  Other                                                  2,079           1,245
                                                   -----------       ---------
Total noninterest income                                 7,509           4,016
Noninterest expenses:
  Compensation, payroll taxes and other
    employee benefits                                   13,743           8,624
  Occupancy and equipment                                5,203           3,336
  Amortization of goodwill                               1,549             337
  Amortization of other intangible assets                  331             132
  Other                                                  5,728           4,257
                                                   -----------       ---------
Total noninterest expenses                              26,554          16,686
                                                   -----------       ---------
Income before income taxes                              15,820          10,515
Income taxes                                             5,939           4,001
                                                   -----------       ---------
Net income                                         $     9,881       $   6,514
                                                   ===========       =========

Per share data:
  Earnings per share-basic and diluted             $      0.46           N/A
                                                   ===========           ===
  Cash dividends paid                              $      0.14           N/A
                                                   ===========           ===

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              ACCUMULATED
                                              ADDITIONAL           UNEARNED      OTHER-
                                       COMMON  PAID-IN    RETAINED   ESOP    COMPREHENSIVE  TREASURY
                                       STOCK   CAPITAL    EARNINGS  SHARES       INCOME       STOCK   TOTAL
                                       ------ ----------  -------- --------  -------------  -------- --------
                                                                 (In thousands)
For the Six Months Ended June 30, 2001
Balance at January 1, 2001              $ 223  $108,151  $184,351  $(8,971)     $   643         -   $284,397
  Comprehensive income:
    Net income                              -         -     9,881        -            -         -      9,881
    Other comprehensive income
      Change in net unrealized
      gain on securities
      available-for-sale, net of
      deferred income tax liability
      of $1,915                                       -         -        -        3,406         -      3,406
                                                                                                    --------
Total comprehensive income                  -         -         -        -            -         -     13,287
  Purchase of Treasury Stock                -         -         -        -            -     $(872)      (872)
  Cash dividends ($.14 per share)           -         -    (1,561)       -            -         -     (1,561)
  Purchase of ESOP shares                   -         -         -      (29)           -         -        (29)
                                        -----  --------  --------  -------      -------     -----   --------

Balance at June 30, 2001                $ 223  $108,151  $192,671  $(9,000)     $ 4,049     $(872)  $295,222
                                        =====  ========  ========  =======      =======     =====   ========


For the Six Months Ended June 30, 2000
Balance at January 1, 2000              $   -  $      -  $169,746  $     -      $(5,926)        -   $163,820
  Comprehensive income:
    Net income                              -         -     6,514        -            -         -      6,514
    Other comprehensive income
      Change in net unrealized
      gain (loss) on securities
      available-for-sale, net of
      deferred income tax liability
      of $1,774                             -         -         -        -       (2,746)        -     (2,746)
                                                                                                    --------
    Total comprehensive income              -         -         -        -            -         -      3,768
                                        -----  --------  --------  -------      -------     -----   --------

Balance at June 30, 2000                $   -  $      -  $176,260  $     -      $(8,672)    $   -   $167,588
                                        =====  ========  ========  =======      =======     =====   ========



            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED JUNE 30,
                                                             2001                    2000
                                                            ------                  ------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income                                                $    9,881              $    6,514
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Provision for loan losses                                    210                     236
    Provision for depreciation                                 1,282                     790
    Amortization of intangibles                                1,880                     469
    Net discount amortization on securities                     (545)                   (175)
    Net change in loans originated for sale                  (12,794)                 (1,091)
    Decrease in other liabilities                             (7,832)                 (3,255)
    (Increase) decrease in other assets                          371                  (2,172)
    (Increase) decrease in accrued interest receivable         1,435                    (982)
    Other                                                          -                    (220)
                                                          ----------              ----------
  Net cash provided (used) by operating activities            (6,112)                    114

INVESTING ACTIVITIES:
  Net purchases of investments in mutual funds                  (936)                   (867)
  Proceeds from maturities of investment securities           72,568                  20,000
  Purchases of investment securities                        (103,102)                (18,808)
  Purchases of mortgage-related securities                   (56,133)               (115,412)
  Principal repayments on mortgage-related securities         43,703                  23,765
  Net (increase) decrease in loans receivable                104,850                 (47,101)
  Proceeds from sale of foreclosed properties                    891                   1,936
  Net increase in Federal Home Loan Bank stock                (1,342)                 (1,048)
  Net purchases of premises and equipment                     (1,234)                   (646)
                                                          ----------              ----------
  Net cash provided (used) by investing activities            59,265                (138,181)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                        115,072                 (42,394)
  Net increase in short-term borrowings                        8,875                  26,000
  Proceeds from long-term borrowings                          52,460                  33,000
  Repayments on long-term borrowings                        (131,203)                (37,032)
  Cash dividends                                              (1,561)                      -
  Increase in unearned ESOP shares                               (29)                      -
  Purchase of treasury stock                                    (872)                      -
  Net increase in advance payments by borrowers
    for taxes and insurance                                   20,432                  11,351
                                                          ----------              ----------
  Net cash provided (used) by financing activities            63,174                  (9,075)

  Increase (decrease) in cash and cash equivalents           116,327                (147,142)
  Cash and cash equivalents at beginning of period            65,722                 178,959
                                                          ----------              ----------
  Cash and cash equivalents at end of period              $  182,049              $   31,817
                                                          ----------              ----------
SUPPLEMENTAL INFORMATION:
  Interest paid on deposits                               $   47,010              $   28,256
  Income taxes paid                                            6,596                   4,058
  Loans transferred to foreclosed properties
    and repossessed assets                                       175                   1,673

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

Bank Mutual is a United States corporation chartered by the Office of Thrift Supervision. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and, as of November 1, 2000, converted from a mutual savings bank to a mutual holding company. Bank Mutual became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC, a U.S.-chartered mutual holding company of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares of common stock, or a majority of Bank Mutual's stock.

Bank Mutual issued 6,141,006 shares of common stock to public shareholders in the subscription stock offering conducted in connection with the restructuring. Concurrent with the restructuring, Bank Mutual issued 5,007,485 shares of the common stock and cash of $75.1 million for all the issued and outstanding common stock of First Northern Capital Corp., the parent of First Northern Savings Bank. The First Northern Capital Corp. acquisition was accounted for by using the purchase method of accounting, therefore, the accounts and results of operations have been included only since November 1, 2000. Financial statements prior to that date are the historical financial results of Mutual Savings Bank, only.

As a result of the restructuring and the First Northern Savings Bank merger, Mutual Savings Bank and First Northern Savings Bank (together the "Banks") became wholly-owned subsidiaries of Bank Mutual.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders' Equity and Unaudited Consolidated Statements of Cash Flows contained all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual and subsidiaries at June 30, 2001 and December 31, 2000, the results of their income for the three and six months ended June 30, 2001 and 2000, the changes in shareholders' equity for the six months ended June 30, 2001 and 2000, and their cash flows for the six months ended June 30, 2001 and 2000. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual's 2000 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:

                                                                         Gross       Gross     Estimated
                                                            Amortized  Unrealized  Unrealized    Fair
                                                              Cost        Gains      Losses      Value
                                                            ---------  ----------  ---------- ----------
At June 30, 2001:
Investment securities:
   U.S. government and federal agency obligations            $ 46,182   $ 1,248$   $     --    $ 47,430
   Commercial paper                                            28,165         --         --      28,165
   Corporate issue obligations                                 17,345          5         --      17,350
   Mutual funds                                                32,390         10       (269)     32,131
   Federal Home Loan Mortgage Corporation stock                 1,440        193         --       1,633
                                                             --------   --------   --------    --------
Total investment securities                                   125,522      1,456       (269)    126,709
Mortgage-related securities:
   Federal Home Loan Mortgage Corporation                      97,336        649       (445)     97,540
   Federal National Mortgage Association                      341,632      5,586       (981)    346,237
   Private Placement CMOs                                      36,082        170        (18)     36,234
   Government National Mortgage Association                     1,992         56         --       2,048
                                                             --------   --------   --------    --------
Total mortgage-related securities                             477,042      6,461     (1,444)    482,059
                                                             --------   --------   --------    --------
Total                                                        $602,564   $  7,917   $ (1,713)   $608,768
                                                             ========   ========   ========    ========


                                                                         Gross       Gross    Estimated
                                                            Amortized  Unrealized  Unrealized    Fair
                                                              Cost        Gains      Losses      Value
                                                            ---------  ----------  ---------- ----------
At December 31, 2000:
Investment securities:
   U.S. government and federal agency obligations            $ 59,949   $    544   $    (96)   $ 60,397
   Corporate issue obligations                                    999          -          -         999
   Mutual funds                                                31,437          6       (363)     31,080
   Federal Home Loan Mortgage Corporation stock                 1,440        213          -       1,653
                                                             --------   --------   --------    --------
Total investment securities                                    93,825        763       (459)     94,129
Mortgage-related securities:
   Federal Home Loan Mortgage Corporation                      71,077        182     (1,153)     70,106
   Federal National Mortgage Association                      375,300      3,252     (1,525)    377,027
   Private Placement CMOs                                      15,699          7       (217)     15,489
   Government National Mortgage Association                     2,216         35          -       2,251
                                                             --------   --------   --------    --------
Total mortgage-related securities                             464,292      3,476     (2,895)    464,873
                                                             --------   --------   --------    --------
Total                                                        $558,117   $  4,239   $ (3,354)   $559,002
                                                             ========   ========   ========    ========

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2001, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                  AMORTIZED               FAIR
                                                    COST                  VALUE
                                                 ---------             ---------
Due in one year or less                          $  52,714             $  52,809
Due after one year through five years               38,978                40,136
Due after five years through ten years                   -                     -
Mutual funds                                        32,390                32,131
Federal Home Loan Mortgage Corporation stock         1,440                 1,633
Mortgage-related securities                        477,042               482,059
                                                 ---------             ---------
                                                 $ 602,564             $ 608,768
                                                 =========             =========


NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:


                                                  JUNE 30,              DECEMBER 31,
                                                   2001                    2000
                                                ----------              ------------
Mortgage loans:
  One-to four-family                            $1,094,213              $1,207,912
  Multifamily                                      112,878                 105,925
  Commercial real estate                           126,173                 118,636
  Construction and development                     109,901                  94,235
                                                ----------              ----------
Total mortgage loans                             1,443,165               1,526,708
Consumer loans:
  Fixed equity                                     197,007                 193,394
  Home equity lines of credit                       79,495                  80,447
  Student                                           26,037                  27,076
  Home improvement                                  11,171                  12,778
  Automobile                                        87,989                  99,844
  Other                                             28,539                  27,827
                                                ----------              ----------
Total consumer loans                               430,238                 441,366
Total commercial business loans                     62,896                  59,844
                                                ----------              ----------
Total loans receivable                           1,936,299               2,027,918
Less:
  Undisbursed loan proceeds                         52,280                  37,490
  Allowance for loan losses                         12,342                  12,238
  Unearned loan fees and discounts                   4,276                   5,554
                                                ----------              ----------
Total loans receivable - net                    $1,867,401              $1,972,636
                                                ==========              ==========



Bank Mutual's mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual's local lending areas in

Wisconsin. There are no significant loans which are considered to be impaired at June 30, 2001 or December 31, 2000.


NOTE 4 - OTHER ASSETS

Other Assets are summarized as follows:


                                                      JUNE 30,      DECEMBER 31,
                                                       2001            2000
                                                    -----------    -------------
Accrued interest:
  Mortgage-related securities                         $  2,037       $  2,394
  Investment securities                                  1,945          1,749
  Loans receivable                                      10,418         11,692
                                                      --------       --------
Total accrued interest                                  14,400         15,835
Foreclosed properties and repossessed assets             1,869          2,281
Premises and equipment                                  43,798         43,846
Federal Home Loan Bank stock, at cost                   30,268         28,926
Life insurance policies                                 15,947         15,400
Mortgage servicing rights                                3,970          3,442
Other                                                   10,497         11,949
                                                      --------       --------
                                                      $120,749       $121,679
                                                      ========       ========



NOTE 5 - DEPOSITS

Deposits are summarized as follows:


                                               JUNE 30,           DECEMBER 31,
                                                2001                 2000
                                             ------------        -------------
Checking accounts:
  Non-interest-bearing                        $   88,908          $   87,079
  Interest-bearing                               125,856             133,975
                                              ----------          ----------
                                                 214,764             221,054
Money market accounts                            319,755             290,947
Savings accounts                                 212,615             200,915
Certificate accounts:
  Due within one year                            982,971             802,291
  After one but within two years                 192,964             291,359
  After two but within three years                49,665              56,975
  After three but within four years               16,258              13,243
  After four but within five years                21,749              18,036
  After five years                                     -                   -
                                              ----------          ----------
                                               1,263,607           1,181,904
                                              ----------          ----------
                                              $2,010,741          $1,894,820
                                              ==========          ==========

NOTE 6 - BORROWINGS

Borrowings consist of the following:



                                               JUNE 30, 2001         DECEMBER 31, 2000
                                              ----------------     ---------------------
                                                      Weighted-                Weighted-
                                                       Average                  Average
                                           Balance      Rate         Balance     Rate
                                           -------      ----         -------     ----
Federal Home Loan Bank
   advances maturing:
         2001                             $ 52,748      5.35%     $ 182,914      6.58%
         2002                              118,707      6.20        113,793      6.59
         2003                               63,806      5.44         48,806      6.23
         2004                              226,800      5.63        200,000      5.70
         2005                                2,160      5.21              -
         Thereafter                          3,525      5.35            976      5.90
         Open line of credit                     -                   20,225      6.24
Other borrowings                            30,010      3.70            910      5.74
                                          --------                 --------

                                          $497,756                 $567,624
                                          ========                 ========


Advances that mature in the year 2004 consist of borrowings that are redeemable at the option of the FHLB beginning at various times in 2001.

The Banks are required to maintain unencumbered mortgage loans in their portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Banks' borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $30,268 and $28,926 at June 30, 2001 and December 31, 2000, respectively.

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

Quantitative measures established by federal regulation to ensure adequacy require the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of June 30, 2001, that the Banks meet all capital adequacy requirements to which they are subject.


                                                                            To Be Well
                                                      For Capital        Capitalized Under
                                                       Adequacy          Prompt Corrective
                                  Actual               Purposes          Action Provisions
                             -----------------    -----------------     ------------------
                              Amount     Ratio     Amount     Ratio      Amount     Ratio
                             -----------------    -----------------     ------------------
Mutual Savings Bank
As of June 30, 2001:
  Total capital              $140,413    14.56%     $77,127   8.00%       $96,409   10.00%
    (to risk-weighted assets)
  Tier 1 capital              133,335    13.83%      38,563   4.00%        57,845    6.00%
    (to risk-weighted assets)
  Tier 1 capital              133,335     7.14%      74,672   4.00%        93,340    5.00%
    (to total assets)

First Northern Savings Bank
As of June 30, 2001:
  Total capital               $80,445    12.87%     $49,990   8.00%       $62,488   10.00%
    (to risk-weighted assets)
  Tier 1 capital               75,233    12.04%      24,995   4.00%        37,493    6.00%
    (to risk-weighted assets)
  Tier 1 capital               75,233     8.05%      37,371   4.00%        46,713    5.00%
    (to total assets)


Bank Mutual is not aware of any conditions or events, which would change the Banks' status as well capitalized. There are no conditions or events that management believes have changed the Banks' category.

Following are reconciliations of the Banks' equity under generally accepted accounting principles to capital as determined by regulators:



                                         MUTUAL SAVINGS BANK       FIRST NORTHERN SAVINGS BANK
                                         -------------------       ---------------------------
                                          RISK-      TIER I           RISK-         TIER I
                                          BASED      (CORE)           BASED         (CORE)
                                         CAPITAL     CAPITAL         CAPITAL        CAPITAL
                                         -------     -------         -------        -------
As of June 30, 2001:
  Equity per bank records               $147,862     $147,862       $125,935      $125,935
  Unrealized gains on investments         (3,282)      (3,282)          (928)         (928)
  Goodwill and other intangibles          (8,947)      (8,947)       (49,204)      (49,204)
  Investment in "nonincludable"
    subsidiaries                          (2,141)      (2,141)          (426)         (426)
  Disallowed servicing assets               (157)        (157)          (144)         (144)
  Equity investments required
    to be deducted                             -            -            (52)            -
  Allowance for loan losses                7,078            -          5,264             -
                                        --------     --------      ---------     ---------
Regulatory capital                      $140,413     $133,335      $  80,445     $  75,233
                                        ========     ========      =========     =========


Bank Mutual shareholders recently approved the 2001 Stock Incentive Plan, providing for the grant of stock options and restricted stock awards. Because of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual will need to purchase up to approximately 1.45 million shares of its common stock for issuance pursuant to awards which have been made under the Stock Incentive Plan. Bank Mutual had repurchased 64,000 shares through June 30, 2001 and no specific schedule was announced for the completion. Because of the options' vesting schedules under the Stock Incentive Plan, Bank Mutual would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Off-Balance sheet financial instruments whose contract amounts represent credit and/or interest rate risk at June 30, 2001 and December 31, 2000 are as follows:


                                                      JUNE 30,        DECEMBER 31,
                                                        2001              2000
                                                      --------        ------------
Unused consumer lines of credit                       $127,623            $87,669
Unused commercial lines of credit                       12,076             14,622
Commitments to extend credit:
  Fixed rate                                            14,181              5,012
  Adjustable rate                                       36,351             10,034

Forward commitments to sell mortgage loans of $30.9 million at June 30, 2001, represent commitments obtained by the Banks from a secondary market agency to purchase mortgages from the Banks. Commitments to sell loans expose the Banks to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $5,124 of forward commitments at December 31, 2000.


NOTE 9 - SHARES OUTSTANDING

The weighted average number of shares outstanding excluding unallocated shares of the Employee Stock Ownership Plan ("ESOP") (except for the shares in the ESOP that are contractually committed for allocation at year-end 2001) for the six months ended June 30, 2001 were 21,470,750 shares. The weighted average includes shares in the ESOP that are committed for allocation at year end 2001. In addition, 205,000 shares have been awarded under a Management Recognition Plan ("MRP") that will vest 20% per year. Therefore, any shares repurchased up to and including 205,000 will be registered in the MRP recipient name and will be considered outstanding for all calculations.

NOTE 10 - RECLASSIFIED INFORMATION

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentations.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS


In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the SFAS. Other intangible assets will continue to be amortized over their useful lives.

Bank Mutual will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the SFAS is expected to result in an increase in net income of approximately $3.1 million ($0.14 per share) per year. During 2002, Bank Mutual will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 therefore, the expected increase in net income may be subject to change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements concerning Bank Mutual's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words "anticipate," "believe," "estimate," "expect," "objective," "projection" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual's control, that could cause Bank Mutual's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Banks' loan and investment portfolios; and other factors referred to in the reports filed by Bank Mutual with the Securities and Exchange Commission (particularly under "Risk Factors" in Item 7 of Bank Mutual's 2000 Report on Form 10-K).


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

TOTAL ASSETS. Bank Mutual's total assets rose moderately in the first six months of 2001 primarily as a result of increased cash and cash equivalents and securities resulting from increased deposits. Total assets at June 30, 2001 were $2.86 billion as compared to $2.79 billion at December 31, 2000.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $116.3 million or 277.0% at June 30, 2001 as compared to December 31, 2000. This increase is primarily the result of deposit growth, the sale of fixed rate mortgage loans and increased loan prepayments. As market interest rates decline, consumers find fixed rate mortgage loans attractive; however, fixed rate loans of all types create an interest rate risk for Bank Mutual. We attempt to mitigate this interest rate risk by selling the majority of fixed rate mortgage loans to the secondary market.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased $32.6 million or 34.6% for the first six months of 2001 as a result of investing cash into higher-yielding investment securities and maturing investment securities being reinvested.

Mortgage-related securities available-for-sale increased $17.2 million or 3.7% primarily as a result of cash and pre-payments from existing mortgage-related securities, being invested in other mortgage-related securities. Historically, mortgage-related securities yield a higher interest rate than other investment securities.

LOANS HELD FOR SALE. Loans held for sale at June 30, 2001 as compared to December 31, 2000 increased $12.8 million as a result of the increased fixed rate mortgage loan originations. Currently, we sell all of our 30 and 20 year fixed rate mortgage loan originations and a majority of our 15 year fixed rate mortgage loan originations to the secondary mortgage market.

LOANS RECEIVABLE. Loans receivable decreased $105.2 million in the first six months of 2001 as a result of reduced adjustable rate mortgage loan originations (which are held in the portfolio), and the related increased fixed rate mortgage loan originations and subsequent sale of those fixed rate mortgage loans.

The mortgage loan portfolio decreased $83.5 million in the first six months of 2001 as a result of mortgage loan prepayments to the one-to-four family mortgage loan portfolio. As market interest rates on mortgage loans decreased, consumers began to refinance their adjustable rate mortgage loans to fixed interest rate mortgage loans. Bank Mutual sells the majority of fixed rate mortgage loans to the secondary market to reduce its interest rate risk.

                                   LOAN SALES



                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                      JUNE 30,                     JUNE 30,
                                ------------------           -------------------
                                 2001         2000            2001          2000
                                -----        -----           -----         -----
                                   (In thousands)               (In thousands)
     Mortgage loans            $93,662       $3,802        $131,756       $4,940
     Educations loans              324            -             494            -
                               -------       ------        --------       ------

     Total loans sales         $93,986       $3,802        $132,250       $4,940
                               =======       ======        ========       ======


The consumer loan portfolio also decreased in the first six months of 2001 as compared to December 31, 2000. This portfolio decreased $11.1 million as a result of the refinancing of existing mortgage loans. Historically, when a first mortgage loan is refinanced, any underlying home equity loans or second mortgage loans or other consumer loan(s) are paid off and included in a new first mortgage loan. In addition to the payoffs, automobile loan originations decreased, which management believes is a result of the overall slowdown of the economy and the automobile company financing specials.

If market interest rates continue to decline, management anticipates that the mortgage loan portfolio will continue to decrease and the consumer loan portfolio may grow slightly, at best.

The commercial and industrial loan portfolio increased $3.1 million at June 30, 2001 as compared to December 31, 2000. This increase was the result of seasonality and the continued demand for commercial loans.

                         LOAN ORIGINATIONS AND PURCHASES


                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                  JUNE 30,
                                               2001        2000         2001         2000
                                              ------      ------       ------       ------

                                                 (In thousands)           (In thousands)
Originations:
  Mortgage loans                             $169,907    $44,813       $267,065    $ 71,545
  Consumer loans                               65,733     38,747        114,523      68,779
  Commercial business loans                     6,043     11,674         10,048      13,856
                                             --------    -------       --------    --------
Total loan originations                       241,683     95,234        391,636     154,180

Purchases:
  Mortgage loans                                    -          -              -      15,425
                                             --------    -------       --------    --------
Total loans purchased                               -          -              -      15,425
                                             --------    -------       --------    --------

Total loans originated and purchased         $241,683    $95,234       $391,636    $169,605
                                             ========    =======       ========    ========



Management will continue to emphasize consumer and commercial loan originations as we believe it will continue to add to the overall profitability and aid in the management of interest rate risk.

DEPOSITS. Deposits increased $115.9 million in the six months ended June 30, 2001. Management believes the stock market decline has made some consumers re-evaluate their investment objectives and hence their investment portfolios. As a result of this re-evaluation, more investors have included deposits within their investment mix. Management believes that deposit growth (or shrinkage) in the balance of 2001 will depend, in significant part, on the performance of other investment alternatives.

BORROWINGS. Borrowings decreased $69.9 million in the first six months of 2001, to $497.8 million at June 30, 2001, as compared to $567.6 million at December 31, 2000. This decrease is the result of the increased mortgage loan sales and the increase in deposits. The increased cash resulting from those two increases was used to repay short-term borrowings.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrows") increased $20.4 million at June 30, 2001, as compared to December 31, 2000. The increase of escrow dollars was the result of payments received for customers' escrow accounts and is seasonally normal.

SHAREHOLDERS EQUITY. Bank Mutual paid a cash dividend of $0.07 per share on June 4, 2001, to shareholders of record on May 25, 2001. The second quarter dividend payout ratio was 15.4% since Mutual Savings Bancorp, MHC has elected to waive cash dividends in 2001 for the 11,193,174 shares that it owns of Bank Mutual. In addition, Bank Mutual at June 30, 2001, had repurchased 64,000 shares at an average cost of $13.6348 per share. See; Notes to Unaudited Consolidated Financial Statements -- Note 7. Shareholders' Equity.


ASSET QUALITY

The following table summarizes non-performing loans and assets:

                         NON-PERFORMING LOANS AND ASSETS


                                                   AT JUNE 30,     AT DECEMBER 31,
                                                      2001              2000
                                                   -----------     ---------------
                                                      (Dollars in thousands)
Non-accrual mortgage loans                          $ 1,920           $   730
Non-accrual consumer loans                              370               383
Non-accrual commercial business loans                   743               750
Accruing loans delinquent 90 days or more               884             1,258
                                                    -------           -------

  Total non-performing loans                          3,917             3,121

Foreclosed properties and repossessed assets, net     1,869             2,281
                                                    -------           -------

Total non-performing assets                         $ 5,786           $ 5,402
                                                    =======           =======

Non-performing loans to total loans                    0.21%             0.16%
                                                    =======           =======

Non-performing assets to total assets                  0.20%             0.19%
                                                    =======           =======

Additional interest income that would have been
  recognized if non-accrual loans had been current  $    91           $    77
                                                    =======           =======

Allowance for loan losses as a percent of
  non-performing assets                              213.31%           226.55%
                                                    =======           =======


Total non-performing loans increased as of June 30, 2001, as compared to December 31, 2000, primarily as a result of an increase in one-to-four family mortgage loans delinquent 90 days or more. We do not anticipate that non-performing loans will increase substantially from these levels. In addition, we believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards and the current relative strength of the Wisconsin economy. There are no material accruing loans which, at June 30, 2001, management currently has reason to believe will become non-performing or result in potential losses.


A summary of the allowance for loan losses is shown below:

                            ALLOWANCE FOR LOAN LOSSES



                                               AT AND FOR THE        AT AND FOR THE
                                              SIX MONTHS ENDED         YEAR ENDED
                                              ----------------      -----------------
                                                JUNE 30, 2001       DECEMBER 31, 2000
                                                     (Dollars in thousands)

Balance at the beginning of the period            $12,238                $ 6,948
                                                  -------                -------
Provisions for the period                             210                    423
Purchase of First Northern                              -                  5,028
                                                  -------                -------
Charge-offs:
   Mortgage loans                                       -                    (38)
   Consumer loans                                    (138)                  (156)
   Commercial business loans                           (5)                     -
                                                  -------                -------
     Total charge-offs                               (143)                  (194)
Recoveries:
   Mortgage loans                                       -                      1
   Consumer loans                                      37                     32
   Commercial business loans                            -                      -
                                                  -------                -------
     Total recoveries                                  37                     33
                                                  -------                -------
   Net charge-offs                                   (106)                  (161)
                                                  -------                -------

   Balance at the end of the period               $12,342                $12,238
                                                  =======                =======

Net charge-offs to average loans                     0.00%                  0.01%
                                                     ====                   ====

Allowance as a percent of total loans                0.66%                  0.62%
                                                     ====                   ====

Allowance as a percent of non-performing loans     315.09%                392.12%
                                                   ======                 ======



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

Allowance goals have been established by an internal risk evaluation by loan category. Various factors are taken into consideration including: historical loss experience, economic factors and other factors, that in management's judgment would affect the collectibility of the portfolio as of the evaluation date. Shortfalls in the allowance for loan losses are charged against operations as provision for loan losses, to maintain allowances at the desired levels.

The appropriateness of the allowance is reviewed by senior management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Bank Mutual. Other outside factors such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan are also considered. Our subsidiary boards of directors also reviews the adequacy of the allowance for loan losses on at least a quarterly basis.

COMPARISON OF OPERATING RESULTS

Bank Mutual Corporation was formed in connection with the regulatory restructuring of Mutual Savings Bank into mutual holding company form, and the concurrent acquisition of First Northern Capital Corp. (the "Acquisition") on November 1, 2000. Bank Mutual information prior to that date is that of Mutual Savings Bank. Because the Acquisition was accounted for using the purchase method of accounting, First Northern results are included only from and after November 1, 2000. The Acquisition therefore substantially affects the comparability of the 2000 and 2001 quarters and for the six months ended June 30, 2001 and 2000.

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents certain information regarding Bank Mutual's financial condition and net interest income for the six months ended June 30, 2001 and 2000. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made as Bank Mutual has no investments that are tax exempt.



                                                    AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
                                          ----------------------------------------------------------------------
                                                                SIX MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------
                                                         2001                                 2000
                                          -----------------------------------   --------------------------------

                                                        INTEREST      AVERAGE              INTEREST      AVERAGE
                                          AVERAGE        EARNED/       YIELD/    AVERAGE     EARNED/      YIELD/
                                          BALANCE         PAID         RATE      BALANCE      PAID        RATE
                                          -------       --------      -------    -------   ---------     -------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
  Loans receivable (1)                   $1,956,741      $ 76,006       7.77%  $1,110,535    $41,403       7.46%
  Mortgage-related securities               454,928        15,183       6.67%     467,792     15,860       6.78%
  Investment securities                     141,109         4,235       6.00%      69,977      2,175       6.22%
  Interest-earning deposits                  24,786           561       4.53%      12,858        377       5.86%
  Federal funds                              59,458         1,362       4.58%      22,934        667       5.82%
                                         ----------      --------       ----   ----------    -------       ----
Total interest earnings assets            2,637,022        97,347       7.38%   1,684,096     60,482       7.18%
Noninterest-earning assets                  173,316                                65,069
                                         ----------                            ----------
  Total average assets                   $2,810,338                            $1,749,165
                                         ----------                            ----------

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
  Savings deposits                       $  200,637         2,170       2.16%  $  150,204      1,786       2.38%
  Money market accounts                     302,219         7,159       4.74%     226,724      5,656       4.99%
  Interest-bearing demand accounts          121,654           694       1.14%      86,807        452       1.04%
  Time deposits                           1,228,269        36,139       5.88%     804,525     21,845       5.43%
                                         ----------      --------       ----   ----------    -------       ----
    Total deposits                        1,852,779        46,162       4.98%   1,268,260     29,739       4.69%
  Advance payments by borrowers
    for taxes and insurance                  13,416           125       1.86%       7,369         90       2.44%
  Borrowings                                533,482        15,985       5.99%     246,234      7,232       5.87%
                                         ----------      --------       ----   ----------    -------       ----
    Total interest-bearing liabilities    2,399,677        62,272       5.19%   1,521,863     37,061       4.87%
                                         ----------      --------       ----   ----------    -------       ----

NONINTEREST-BEARING LIABILITIES
  Noninterest-bearing deposits               79,237                                44,292
  Other noninterest-bearing
    liabilities                              39,922                                19,095
                                         ----------                            ----------
    Total noninterest-bearing
      liabilities                           119,159                                63,387
                                         ----------                            ----------
    Total liabilities                     2,518,836                             1,585,250
  Shareholders' equity                      291,502                               163,915
                                         ----------                            ----------
    Total average liabilities
    and equity                           $2,810,338                            $1,749,165
                                         ==========                            ==========
Net interest income and net
  interest rate spread (2)                               $ 35,075       2.19%                $23,421     2.31%
                                                         --------       ====                 =======     ====
Net interest margin (3)                                                 2.66%                            2.78%
                                                                        ====                             ====
Average interest-earning assets
  to average interest-bearing
  liabilities                                  1.10x                                 1.11x

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



                                                      JUNE 2001 COMPARED TO JUNE 2000
                                                      -------------------------------
                                                        INCREASE (DECREASE) DUE TO
                                                        --------------------------
                                               VOLUME (1)          RATE (2)           NET (3)
                                               ----------          --------           -------
                                                                (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable                                $   32,814        $     1,789      $   34,603
Mortgage-related securities                           (423)              (254)           (677)
Investment securities                                2,140                (80)          2,060
Interest-earning deposits                              286               (102)            184
Federal funds                                          864               (169)            695
                                                ----------        ------------     ----------
  Total                                             35,681              1,184          36,865
                                                ----------        -----------      ----------
INTEREST-BEARING LIABILITIES:
Savings deposits                                       561               (177)            384
Money market deposits                                1,798               (295)          1,503
Interest-bearing demand deposits                       196                 46             242
Time deposits                                       12,354              1,940          14,294
                                                ----------        -----------      ----------
  Total Deposits                                    14,909              1,514          16,423
Advance payments by borrowers for
  taxes and insurance                                   60                (25)             35
Borrowings                                           8,602                151           8,753
                                                ----------        -----------      ----------
    Total                                           23,571              1,640          25,211
                                                ----------        -----------      ----------
Net change in net interest income               $   12,110        $      (456)     $   11,654
                                                ==========        ============     ==========

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

GENERAL. Net income was $5.1 million for the three months ended June 30, 2001 and $9.9 million for the six months ended June 30, 2001 as compared to $3.5 million and $6.5 million for the same periods in 2000. The increased earnings for both periods are the result of: (i) the restructuring; (ii) the Acquisition; and (iii) the decline in market interest rates.

INTEREST INCOME. Total interest income increased $17.4 million in the second quarter of 2001 and $36.9 million for the six months ended June 30, 2001 as compared to the same periods in 2000. The increase is primarily attributable to the Acquisition, increased yield on loans and the increased average balances on investment securities and federal funds.

Interest income on loans increased $16.2 million for the second quarter of 2001 and $34.6 million for the six months ended June 30, 2001. The increase was the result of the dollar growth of the loan portfolio (largely attributed to the Acquisition) and the increased yield on loans as a result of interest rate escalation of adjustable rate mortgage loans, variable rate consumer loans and commercial loans as well as loan originations at interest rates that exceed the yield on the existing loan portfolio. However, since the beginning of 2001, market interest rates have decreased substantially and we anticipate that the average yield will continue to decrease from its present levels in the third and fourth quarters of 2001. In addition, interest income on loans may decline in the third and fourth quarters of 2001, if the loan portfolio continues to decrease.

Interest income on investments increased $1.0 million in the second quarter of 2001 and $2.1 million for the six months ended June 30, 2001 as compared to the same periods in 2000 as a result of the Acquisition, and investment of the cash generated by the decrease in the loan portfolio and the increase in the deposit portfolio.

Interest income on mortgage-related securities decreased $750,000 for the three months ended June 30, 2001 and $677,000 for the six months ended June 30, 2001. The second quarter decrease was the result of repayments and prepayments of the underlying mortgage loans, especially higher interest rate mortgage loans. For the six months ended June 30, 2001, the interest income on mortgage-related securities decreased primarily as a result of the decreased amount of mortgage-related securities in the second quarter.

Interest income on interest-earning deposits increased substantially in the second quarter of 2001 and for the six months ended June 30, 2001 as compared to the same periods in 2000. This increase of $875,000 for the second quarter and $879,000 for the six months ended June 30, 2001, was the result of the cash generated by the mortgage loan sales and the increase in deposits, being invested in short-term investments.

INTEREST EXPENSE. Interest expense on deposits increased $8.2 million for the second quarter of 2001 and $16.4 million for the six months ended June 30, 2001 primarily as a result of the

Acquisition, the increase of deposits and the increased cost of those deposits. Deposit interest rates in 2000 were higher than the interest rates offered in 2001.

Interest expense on borrowings increased $3.5 million for the three months ended June 30, 2001 and $8.8 million for the six months ended June 30, 2001 as compared to their respective periods in 2000. The increases are primarily the result of the Acquisition, although the amount of borrowings have subsequently decreased.

NET INTEREST INCOME. Net interest income increased $5.7 million for the three months ended June 30, 2001 and $11.7 million for the six months ended June 30, 2001. The increases were primarily as a result of the Acquisition. The net interest margin for the second quarter of 2001 was 2.63% as compared to 2.78% for the same period in 2000 and for the six months ended June 30, 2001 was 2.66% as compared to 2.78% for the six months ended June 30, 2000. The net interest margin was compressed throughout 2000 as a result of market interest rates moving upward as the Federal Reserve moved to increase interest rates to slow the pace of the economic expansion. However, the Federal Reserve has quickly reversed its restrictive economic growth mode in the first six months of 2001 by reducing interest rates. Reduced market interest rates historically has improved Bank Mutual's net interest margin, as the Bank's should be able to reduce interest rates paid on interest-bearing liabilities more quickly than interest rates changed on interest-earning assets. However, if the loan portfolio continues to decrease and short-term investments increase the net interest margin may compress.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses were $109,000 for the second quarter of 2001 as compared to $160,000 for the second quarter of 2000 and $210,000 for the first six months of 2001 as compared to $236,000 for the six months ended June 30, 2000. The decreases in the provision are the result of the decrease in the mortgage loan portfolio. The allowances for loan losses at June 30, 2001 were $12,342,000 or .66% of the total loan portfolio.

NONINTEREST INCOME. Service charges on deposits increased $439,000 for the second quarter of 2001 and $883,000 for the first six months of 2001 primarily as the result of the Acquisition and increased number of checking accounts. Checking accounts historically have generated the most service charges.

Brokerage and insurance commissions increased $194,000 in the second quarter of 2001 and $224,000 for the six months ended June 30, 2001 primarily as the result of the Acquisition. However, the brokerage portion has experienced reduced commissions as a result of the turmoil in the stock market.

Loan related fees increased $129,000 in the second quarter of 2001 and $213,000 for the six months ended June 30, 2001 as a result of the Acquisition and the collection of fees to reduce interest rates on adjustable rate mortgage loans before their interest adjustment window. We determined that certain consumers with adjustable rate mortgage loans would refinance their loans to obtain a fixed rate mortgage loan or a lower interest rate adjustable rate mortgage loan if they could not obtain a lower interest rate on their existing mortgage loan. Therefore, a

"modification fee" was instituted which varies with the term and the level of interest rate adjustment.

Gain on sales of loans increased substantially for the three and six months ended June 30, 2001 as a result of increased fixed rate mortgage loan sales generated by the refinancing activity. See "Comparison of Financial Condition
- Loans Receivable." Gain on the sales of loans is primarily dependent on the amount of fixed rate mortgage loan originations and the sale of those loans.

Other noninterest income increased $324,000 and $834,000 for the three and six months ended June 30, 2001, respectively. These increases were primarily the result of the Acquisition.

NONINTEREST EXPENSE. Noninterest expense increased $5.2 million for the three months ended June 30, 2001 and $9.9 million for the six months ended June 30, 2001 primarily as a result of the Acquisition, amortization of goodwill and other intangible assets, normal increases in operating costs, and the implementation of an ESOP Plan and MRP. The ESOP Plan accrual was approximately $280,000 in the second quarter of 2001 and $514,000 for the six months ended June 30, 2001. The MRP accrual was $80,360 for the second quarter of 2001 and $80,360 for the six months ended June 30, 2001. The first MRP awards were made May 8, 2001 therefore, the second quarter accrual represents only a period of two months.

Amortization of goodwill and other intangible assets increased $605,000 in the second quarter of 2001 and $1.2 million for the six months ended June 30, 2001 as compared to the same periods in 2000 as a result of the Acquisition. In 2002, there will be a significant change in the recognition of goodwill expense as a result of SFAS No. 142. See Notes to Unaudited Financial Statements -- Note 11.
- Recent Accounting Pronouncements.

Mutual Savings Bank and First Northern Savings Bank are currently operating as separate subsidiaries and therefore, noninterest expense reduction is anticipated to be minimal for 2001. However, the two operating subsidiaries have "best practices" standards committees that are meeting and developing consistent best practices for both subsidiaries. As part of that work, some of the best practices committees have identified several operating systems for modification, upgrade or replacement and have determined that the operating systems could best be implemented in the context of a combined savings bank subsidiary. To facilitate an orderly planning process to implement the operating systems, we now project combining the two subsidiaries in 2003. This schedule is a projection and is subject to change and refinement. We have not yet determined the manner in which the combination will take place therefore, we are not able to make any estimates as to the financial effects, if any, that may occur.

INCOME TAXES. The effective tax rate for the second quarter of 2001 was 37.4% and for the six months ended June 30, 2001 it was 37.5%. The effective tax rate is higher than that of other financial institutions as a result of the goodwill amortization which is not tax deductible.

IMPACT OF INFLATION AND CHANGING PRICES. The financial statements and accompanying notes of Bank Mutual have been prepared in accordance with the generally accepted accounting principles ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

At June 30, 2001, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $402.9 million. This represented a negative cumulative one-year interest rate sensitivity gap of (14.09%), and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 75.27%. The cumulative gap ratio is significantly affected by $200.0 million of long-term FHLB borrowings which could have been called in May and June 2001 and is quarterly callable thereafter. This call option is at the FHLB of Chicago's discretion, however if the borrowings are called, the FHLB of Chicago has given us the acknowledgement that alternative borrowings would be available.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2001, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

     i) Investment securities - based upon contractual maturities and if applicable, call dates.

    ii) Mortgage-related securities - based upon an independent outside source for determining estimated cash flows (prepayment speeds).

   iii) Loans - based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

    iv) Deposits - based upon contractual maturities and our historical decay rates.

     v)  Borrowings - based upon the earlier of call date or final maturity.



                                                                    AT JUNE 30, 2001
                                      ---------------------------------------------------------------------------
                                                                    MORE THAN    MORE THAN
                                                      THREE TO      ONE YEAR    THREE YEARS
                                      WITHIN THREE     TWELVE       TO THREE        TO         OVER
                                         MONTHS        MONTHS        YEARS      FIVE YEARS  FIVE YEARS    TOTAL
                                         ------        ------       -------     ----------  ----------    -----
                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
  Mortgage loans:
    Fixed                                $ 32,929   $   84,553     $ 164,728     $100,821   $185,362  $  568,393
    Adjustable                            119,877      307,775       283,452      122,556      7,805     841,465
  Consumer loans                          123,549      125,870       156,897       15,620      9,593     431,529
  Commercial and industrial loans          22,260       19,414        18,501        2,706         15      62,896
Interest-earning deposits                 171,731           --            --           --         --     171,731
Investment securities                      21,769       33,025        31,509        7,427         --      93,730
Mortgage-related securities:
    Fixed                                  19,867       53,837       124,444       73,234    146,258     417,640
    Adjustable                             59,400           --            --           --         --      59,400
Other interest-earning assets              30,268           --            --           --         --      30,268
                                         --------   ----------     ---------     --------   --------  ----------
      Total interest-earning assets       601,650      624,474       779,531      322,364    349,033   2,677,052
                                         --------   ----------     ---------     --------   --------  ----------

Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand accounts     $  3,061   $    8,764     $  20,135     $ 16,296   $ 77,552  $  125,808
    Savings accounts                        9,636       26,816        54,738       37,228     84,190     212,608
    Money market accounts                  82,957       25,278        54,927       40,631    115,508     319,301
    Time deposits                         319,738      712,988       193,618       32,774         --   1,259,118
Advance payments by borrowers for
  taxes and insurance                          --       24,744            --           --         --      24,744
Borrowings                                151,943      263,065        77,239        4,660      1,025     497,932
                                         --------   ----------     ---------     --------   --------  ----------
      Total interest-bearing
        liabilities                       567,335    1,061,655       400,657      131,589    278,275   2,439,511
                                         --------   ----------     ---------     --------   --------  ----------
Interest rate sensitivity gap            $ 34,315   $ (437,181)    $ 378,874     $190,775   $ 70,758  $  237,541
                                         ========   ==========     =========     ========   ========  ==========

Cumulative interest rate
  sensitivity gap                        $ 34,315   $ (402,866)    $ (23,992)    $166,783   $237,541
                                         ========   ==========     =========     ========   ========
Cumulative interest rate sensitivity
  gap as a percentage total assets           1.20%      (14.09)%       (0.84)%       5.83%      8.31%
Cumulative interest-earning assets
  as a percentage of interest
  bearing liabilities                      106.05%       75.27%        98.82%      107.72%    109.74%


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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2001. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.


                                                                        PRESENT VALUE OF EQUITY
                                                                             AS PERCENT OF
                                PRESENT VALUE OF EQUITY                 PRESENT VALUE OF ASSETS
                  ------------------------------------------------    --------------------------
   CHANGE IN        DOLLAR              DOLLAR            PERCENT     PRESENT VALUE     PERCENT
INTEREST RATES      AMOUNT              CHANGE            CHANGE          RATIO         CHANGE
--------------      ------              ------            ------          -----         ------
(BASIS POINTS)                  (DOLLARS IN THOUSANDS)
     +200          $350,096          $(25,670)            (6.83)%         12.37%         (3.89)%
     +100           365,085           (10,681)            (2.84)%         12.71%         (1.24)%
       0            375,766                 -              0.00 %         12.87%          0.00 %
     -100           366,711            (9,055)            (2.41)%         12.39%         (3.73)%
     -200           340,840           (34,926)            (9.29)%         11.38%        (11.58)%

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See Item 4 of the Form 10-Q filed by Bank Mutual for the quarter ended March 31, 2001 for a description of the voting results of the May 8, 2001 annual meeting of the shareholders of Bank Mutual.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:  None.

         (b) Reports on Form 8-K: In the quarter ended June 30, 2001, the Registrant did not file any Reports on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BANK MUTUAL CORPORATION
                                            ------------------------------------
                                            (Registrant)


Date: August 10, 2001
      ---------------
                                            /s/ Michael T. Crowley, Jr.
                                            ------------------------------------
                                            Michael T. Crowley, Jr.
                                            Chairman and Chief Executive Officer


Date: August 10, 2001
      ---------------
                                            /s/ Rick B. Colberg
                                            ------------------------------------
                                            Rick B. Colberg
                                            Chief Financial Officer