Form 10-Q
period 2001-09-30
BANK MUTUAL CORP
filed 2001-11-13
CIK 1123270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        COMMISSION FILE NUMBER 000-31207

                             BANK MUTUAL CORPORATION
             (Exact name of registrant as specified in its charter)

          WISCONSIN                                      39-2004336
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                            4949 WEST BROWN DEER ROAD
                               MILWAUKEE, WI 53223
                                 (414) 354-1500
       ------------------------------------------------------------------
               (Address, including Zip Code, and telephone number,
       including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                 No
                             ---                   ---

The number of shares outstanding of the issuer's common stock $0.01 par value per share, was 22,212,165 shares, at October 31, 2001.

================================================================================

                             BANK MUTUAL CORPORATION

                                   10-Q INDEX


                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION:

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial Condition
          as of September 30, 2001 and December 31, 2000                                                      3

          Unaudited Consolidated Statements of Income
          for the three months ended September 30, 2001 and 2000                                              4

          Unaudited Consolidated Statements of Income
          for the nine months ended September 30, 2001 and 2000                                               5

          Unaudited Consolidated Statements of Shareholders' Equity
          for the nine months ended September 30, 2001 and 2000                                               6

          Unaudited Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2001 and 2000                                              7

          Notes to Unaudited Consolidated Financial Statements                                              8-16


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                               17-29

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        30-33


PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                   34

SIGNATURES                                                                                                   35

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2001              2000
                                                                                     -------------     ------------
                                                                                             (IN THOUSANDS)
ASSETS
Cash and due from banks                                                               $    37,616       $    30,625
Federal funds sold                                                                        100,000            20,000
Interest-earning deposits                                                                  25,645            15,097
                                                                                      -----------       -----------
Cash and cash equivalents                                                                 163,261            65,722
Securities available-for-sale, at fair value:
   Investment securities                                                                  136,522            94,129
   Mortgage-related securities                                                            537,918           464,873
Loans held for sale                                                                        26,935             7,469
Loans receivable, net                                                                   1,876,396         1,972,636
Goodwill                                                                                   53,344            55,967
Other intangible assets                                                                     6,561             7,057
Other assets                                                                              118,085           121,679
                                                                                      -----------       -----------
                                                                                      $ 2,919,022       $ 2,789,532
                                                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                                           $ 2,074,781       $ 1,894,820
   Borrowings                                                                             475,048           567,624
   Advance payments by borrowers for taxes and insurance                                   35,780             4,312
   Other liabilities                                                                       31,124            38,379
                                                                                      -----------       -----------
                                                                                        2,616,733         2,505,135

Shareholders' equity:
   Preferred stock - $.01 par value:
     Authorized - 10,000,000 shares in 2001 and 2000
     Issued and outstanding - none in 2001 and 2000                                             -                 -
   Common stock - $.01 per value:
     Authorized - 100,000,000 shares in 2001 and 2000
     Issued - 22,341,665 shares
     Outstanding - 22,212,165 shares in 2001 and
        22,341,665 in 2000                                                                    223               223
   Additional paid-in capital                                                             107,726           108,151
   Retained earnings                                                                      197,014           184,351
   Unearned ESOP shares                                                                    (8,325)           (8,971)
   Accumulated other comprehensive income                                                   9,781               643
   Unearned deferred compensation                                                          (2,210)               --
   Treasury stock - 129,500 shares in 2001; none in 2000                                   (1,920)               --
                                                                                      -----------       -----------
                                                                                          302,289           284,397
                                                                                      -----------       -----------
                                                                                      $ 2,919,022       $ 2,789,532
                                                                                      ===========       ===========


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    2001               2000
                                                                -----------        ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
   Loans                                                           $36,428            $21,711
   Investments                                                       2,147              1,342
   Mortgage-related securities                                       7,751              7,961
   Interest-earning deposits                                         1,264                202
                                                                   -------            -------
Total interest income                                               47,590             31,216
Interest expense:
   Deposits                                                         22,547             15,463
   Borrowings                                                        7,023              4,108
   Advance payment by borrowers for taxes
     and insurance                                                     139                102
                                                                   -------            -------
Total interest expense                                              29,709             19,673
                                                                   -------            -------
Net interest income                                                 17,881             11,543
Provision for loan losses                                              333                 40
                                                                   -------            -------
Net interest income after provision for loan losses                 17,548             11,503
Noninterest income:
   Service charges on deposits                                       1,128                662
   Brokerage and insurance commissions                                 619                438
   Loan related fees                                                   345                205
   Gain on sales of loans                                              732                109
   Other                                                             1,201                769
                                                                   -------            -------
Total noninterest income                                             4,025              2,183
Noninterest expenses:
   Compensation, payroll taxes and other
     employee benefits                                               7,172              4,468
   Occupancy and equipment                                           2,569              1,249
   Amortization of goodwill                                            774                169
   Amortization of other intangible assets                             165                 66
   Other                                                             3,109              2,510
                                                                   -------            -------
Total noninterest expenses                                          13,789              8,462
                                                                   -------            -------
Income before income taxes                                           7,784              5,224
Income taxes                                                         2,860              1,810
                                                                   -------            -------
Net income                                                         $ 4,924            $ 3,414
                                                                   =======            =======

Per share data:
   Earnings per share-basic and diluted                            $  0.23                N/A
                                                                   =======            =======
   Cash dividends paid                                             $  0.07                N/A
                                                                   =======            =======


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 2001                2000
                                                              ----------           ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
   Loans                                                       $112,434            $ 63,114
   Investments                                                    6,382               3,517
   Mortgage-related securities                                   22,934              23,821
   Interest-earning deposits                                      3,187               1,242
                                                               --------            --------
Total interest income                                           144,937              91,694
Interest expense:
   Deposits                                                      68,709              45,202
   Borrowings                                                    23,008              11,340
   Advance payment by borrowers for taxes
     and insurance                                                  264                 192
                                                               --------            --------
Total interest expense                                           91,981              56,734
                                                               --------            --------
Net interest income                                              52,956              34,960
Provision for loan losses                                           543                 276
                                                               --------            --------
Net interest income after provision for loan losses              52,413              34,684
Noninterest income:
   Service charges on deposits                                    3,248               1,899
   Brokerage and insurance commissions                            1,837               1,432
   Loan related fees                                              1,055                 702
   Gain on sales of loans                                         2,114                 152
   Gain on sales of securities                                       --                  20
   Other                                                          3,280               2,082
                                                               --------            --------
Total noninterest income                                         11,534               6,287
Noninterest expenses:
   Compensation, payroll taxes and other
     employee benefits                                           20,915              13,307
   Occupancy and equipment                                        7,772               3,851
   Amortization of goodwill                                       2,323                 506
   Amortization of other intangible assets                          496                 198
   Other                                                          8,837               7,370
                                                               --------            --------
Total noninterest expenses                                       40,343              25,232
                                                               --------            --------
Income before income taxes                                       23,604              15,739
Income taxes                                                      8,799               5,811
                                                               --------            --------
Net income                                                     $ 14,805            $  9,928
                                                               ========            ========

Per share data:
   Earnings per share-basic and diluted                        $   0.69                 N/A
                                                               ========            ========
   Cash dividends paid                                         $   0.21                 N/A
                                                               ========            ========

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                    ADDITIONAL            UNEARNED     OTHER       UNEARNED
                                         COMMON      PAID-IN    RETAINED    ESOP   COMPREHENSIVE   DEFERRED   TREASURY
                                          STOCK      CAPITAL    EARNINGS   SHARES     INCOME     COMPENSATION   STOCK     TOTAL
                                          -----     ----------  --------  -------- ------------- ------------ --------    -----
                                                                           (In thousands)
For the Nine Months Ended
  September 30, 2001
Balance at January 1, 2001              $     223   $ 108,151  $ 184,351 $  (8,971) $     643            -            -  $ 284,397
   Comprehensive income:
     Net income                                 -           -     14,805         -          -            -            -     14,805
     Other comprehensive income
       Change in net unrealized
       gain on securities available-
       for-sale, net of deferred income
       tax liability of $5,137                  -           -          -         -      9,138            -            -      9,138
                                                                                                                         ---------
Total comprehensive income                      -           -          -         -                       -            -     23,943
   Purchase of Treasury Stock                   -           -          -         -                       -    $  (4,920)    (4,920)
   Issuance of Management Recognition
     Plan shares                                -        (601)         -         -               $  (2,210)       3,000        189
   Committed ESOP shares                        -         176          -       675          -            -            -        851
   Cash dividends ($.21 per share)              -           -     (2,142)        -          -            -            -     (2,142)
   Purchase of ESOP shares                      -           -          -       (29)         -            -            -        (29)
                                        ---------   ---------  --------- ---------  ---------    ---------    ---------  ---------

Balance at September 30, 2001           $     223   $ 107,726  $ 197,014 $  (8,325) $   9,781    $  (2,210)   $  (1,920) $ 302,289
                                        =========   =========  ========= =========  =========    =========    =========  =========

For the Nine Months Ended
  September 30, 2000
Balance at January 1, 2000              $       -   $       -  $ 169,746 $       -  $  (5,926)   $       -    $       -  $ 163,820
   Comprehensive income:
     Net income                                 -           -      9,928         -          -            -            -      9,928
     Other comprehensive income
       Change in net unrealized
       gain on securities
       available-for-sale, net of
       deferred income tax liability
       of $476                                  -           -          -         -        849            -            -        849
                                                                                                                         ---------
     Total comprehensive income                 -           -          -         -          -            -            -     10,777
                                        ---------   ---------  --------- ---------  ---------    ---------    ---------  ---------

Balance at September 30, 2000           $       -   $       -  $ 179,674 $       -  $  (5,077)   $       -    $       -  $ 174,597
                                        =========   =========  ========= =========  =========    =========    =========  =========


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                2001              2000
                                                                                              ---------         ---------
                                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income                                                                                    $  14,805         $   9,928
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Provision for loan losses                                                                      543               276
     Provision for depreciation                                                                   1,947             1,171
     Amortization of intangibles                                                                  2,819               704
     Net discount amortization on securities                                                       (917)             (375)
     Net change in loans originated for sale                                                    (19,466)           (4,417)
     (Increase) decrease in other liabilities                                                    (7,835)              951
     (Increase) decrease in other assets                                                          1,095              (554)
     (Increase) decrease in accrued interest receivable                                           1,208              (926)
     Other                                                                                            -                52
                                                                                              ---------         ---------
   Net cash provided (used) by operating activities                                              (5,801)            6,810

INVESTING ACTIVITIES:
   Net purchases of investments in mutual funds                                                  (1,330)           (1,340)
   Proceeds from maturities of investment securities                                            126,213            27,424
   Purchases of investment securities                                                          (165,121)         (161,068)
   Purchases of mortgage-related securities                                                    (138,508)                -
   Principal repayments on mortgage-related securities                                           78,502            38,501
   Net (increase) decrease in loans receivable                                                   95,364           (51,730)
   Proceeds from sale of foreclosed properties                                                    1,121             2,999
   Net increase in Federal Home Loan Bank stock                                                  (1,832)           (1,307)
   Net purchases of premises and equipment                                                       (1,523)           (1,068)
                                                                                              ---------         ---------
   Net cash used by investing activities                                                         (7,114)         (147,589)

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                          178,840           (46,087)
   Net increase (decrease)in short-term borrowings                                               (7,604)           70,000
   Proceeds from long-term borrowings                                                            73,141                 -
   Repayments on long-term borrowings                                                          (158,113)          (42,179)
   Cash dividends                                                                                (2,329)                -
   Purchase of ESOP shares                                                                          (29)                -
   Purchase of treasury stock                                                                    (4,920)                -
   Net increase in advance payments by borrowers
     for taxes and insurance                                                                     31,468            16,927
                                                                                              ---------         ---------
   Net cash provided (used) by financing activities                                             110,454            (1,339)

   Increase (decrease) in cash and cash equivalents                                              97,539          (142,118)
   Cash and cash equivalents at beginning of period                                              65,722           178,959
                                                                                              ---------         ---------
   Cash and cash equivalents at end of period                                                 $ 163,261         $  36,841
                                                                                              =========         =========

SUPPLEMENTAL INFORMATION:
   Interest paid on deposits                                                                  $  69,830         $  43,342
   Income taxes paid                                                                              6,797             5,607
   Loans transferred to foreclosed properties
     and repossessed assets                                                                         333             2,541
   Issuance of Management Recognition Plan shares                                                 2,210


            See Notes to Unaudited Consolidated Financial Statements

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

Bank Mutual issued 6,141,006 shares of common stock to public shareholders in the subscription stock offering conducted in connection with the restructuring. Concurrent with the restructuring, Bank Mutual issued 5,007,485 shares of the common stock and cash of $75.1 million for all the issued and outstanding common stock of First Northern Capital Corp., the parent of First Northern Savings Bank. The First Northern Capital Corp. acquisition was accounted for by using the purchase method of accounting, therefore, the accounts and results of operations have been included only since November 1, 2000. Financial statements prior to that date are the historical financial results of Mutual Savings Bank only.

As a result of the restructuring and the First Northern Savings Bank merger, Mutual Savings Bank and First Northern Savings Bank (together the "Banks") became wholly-owned subsidiaries of Bank Mutual.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders' Equity and Unaudited Consolidated Statements of Cash Flows contains all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual and subsidiaries at September 30, 2001 and December 31, 2000, the results of their income for the three and nine months ended September 30, 2001 and 2000, the changes in shareholders' equity for the nine months ended September 30, 2001 and 2000, and their cash flows for the nine months ended September 30, 2001 and 2000. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual's 2000 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:

                                                                            Gross         Gross        Estimated
                                                             Amortized   Unrealized    Unrealized         Fair
                                                               Cost         Gains        Losses          Value
                                                            ----------   ----------    ----------      ----------
At September 30, 2001:
Investment securities:
    U.S. government and federal agency obligations          $   57,635   $    1,994     $     (3)       $ 59,626
    Commercial paper                                            24,239           24            -          24,263
    Corporate issue obligations                                 18,378           56            -          18,434
    Mutual funds                                                32,791           20         (172)         32,639
    Federal Home Loan Mortgage Corporation stock                 1,440          120            -           1,560
                                                            ----------   ----------     --------        --------
Total investment securities                                    134,483        2,214         (175)        136,522
Mortgage-related securities:
    Federal Home Loan Mortgage Corporation                     161,627        1,880          (20)        163,487
    Federal National Mortgage Association                      328,586       10,411           (7)        338,990
    Private Placement CMOs                                      32,709          782          (15)         33,476
    Government National Mortgage Association                     1,875           90            -           1,965
                                                            ----------   ----------     --------        --------
Total mortgage-related securities                              524,797       13,163          (42)        537,918
                                                            ----------   ----------     --------        --------
Total                                                       $  659,280   $   15,377     $   (217)       $674,440
                                                            ==========   ==========     ========        ========

                                                                              Gross         Gross       Estimated
                                                             Amortized     Unrealized    Unrealized       Fair
                                                               Cost           Gains        Losses         Value
                                                            ----------   ----------    ----------      ----------
At December 31, 2000:
Investment securities:
    U.S. government and federal agency obligations          $   59,949   $      544     $    (96)       $ 60,397
    Corporate issue obligations                                    999            -            -             999
    Mutual funds                                                31,437            6         (363)         31,080
    Federal Home Loan Mortgage Corporation stock                 1,440          213            -           1,653
                                                            ----------   ----------     --------        --------
Total investment securities                                     93,825          763         (459)         94,129
Mortgage-related securities:
    Federal Home Loan Mortgage Corporation                      71,077          182       (1,153)         70,106
    Federal National Mortgage Association                      375,300        3,252       (1,525)        377,027
    Private Placement CMOs                                      15,699            7         (217)         15,489
    Government National Mortgage Association                     2,216           35            -           2,251
                                                            ----------   ----------     --------        --------
Total mortgage-related securities                              464,292        3,476       (2,895)        464,873
                                                            ----------   ----------     --------        --------
Total                                                       $  558,117   $    4,239     $ (3,354)       $559,002
                                                            ==========   ==========     ========        ========

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2001, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               AMORTIZED                   FAIR
                                                                 COST                      VALUE
                                                               --------                  --------
Due in one year or less                                        $ 65,231                  $ 65,444
Due after one year through five years                            35,021                    36,879
Due after five years through ten years                                -                         -
Mutual funds                                                     32,791                    32,639
Federal Home Loan Mortgage Corporation stock                      1,440                     1,560
Mortgage-related securities                                     524,797                   537,918
                                                               --------                  --------
                                                               $659,280                  $674,440
                                                               ========                  ========

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                                            SEPTEMBER 30,                 DECEMBER 31,
                                                               2001                          2000
                                                             ----------                   ----------
Mortgage loans:
   One-to four-family                                        $1,057,976                   $1,207,912
   Multifamily                                                  124,487                      105,925
   Commercial real estate                                       150,162                      118,636
   Construction and development                                 125,458                       94,235
                                                             ----------                   ----------
Total mortgage loans                                          1,458,083                    1,526,708
Consumer loans:
   Fixed equity                                                 197,122                      193,394
   Home equity lines of credit                                   79,533                       80,447
   Student                                                       26,471                       27,076
   Home improvement                                              10,907                       12,778
   Automobile                                                    85,992                       99,844
   Other                                                         27,781                       27,827
                                                             ----------                   ----------
Total consumer loans                                            427,806                      441,366
Total commercial business loans                                  59,602                       59,844
                                                             ----------                   ----------
Total loans receivable                                        1,945,491                    2,027,918
Less:
   Undisbursed loan proceeds                                     52,947                       37,490
   Allowance for loan losses                                     12,317                       12,238
   Unearned loan fees and discounts                               3,831                        5,554
                                                             ----------                   ----------
Total loans receivable - net                                 $1,876,396                   $1,972,636
                                                             ==========                   ==========

Bank Mutual's mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual's local lending areas in

Wisconsin. There are no significant loans which are considered to be impaired at September 30, 2001 or December 31, 2000.


NOTE 4 - OTHER ASSETS

Other Assets are summarized as follows:

                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                       2001                 2000
                                                                    ----------           ----------
Accrued interest:
   Mortgage-related securities                                      $    1,884           $    2,394
   Investment securities                                                 2,211                1,749
   Loans receivable                                                     10,532               11,692
                                                                    ----------           ----------
Total accrued interest                                                  14,627               15,835
Foreclosed properties and repossessed assets                             1,681                2,281
Premises and equipment                                                  43,422               43,846
Federal Home Loan Bank stock, at cost                                   30,758               28,926
Life insurance policies                                                 15,681               15,400
Mortgage servicing rights                                                4,143                3,442
Other                                                                    7,773               11,949
                                                                    ----------           ----------
                                                                    $  118,085           $  121,679
                                                                    ==========           ==========

NOTE 5 - DEPOSITS

Deposits are summarized as follows:

                                                           SEPTEMBER 30,              DECEMBER 31,
                                                               2001                       2000
                                                           ------------              ------------
Checking accounts:
   Noninterest-bearing                                     $     90,789              $     87,079
   Interest-bearing                                             123,596                   133,975
                                                           ------------              ------------
                                                                214,385                   221,054
Money market accounts                                           334,628                   290,947
Savings accounts                                                216,203                   200,915
Certificate accounts:
   Due within one year                                          932,992                   802,291
   After one but within two years                               287,995                   291,359
   After two but within three years                              46,795                    56,975
   After three but within four years                             23,213                    13,243
   After four but within five years                              18,570                    18,036
   After five years                                                   -                         -
                                                           ------------              ------------
                                                              1,309,565                 1,181,904
                                                           ------------              ------------
                                                           $  2,074,781              $  1,894,820
                                                           ============              ============

NOTE 6 - BORROWINGS

Borrowings consist of the following:


                                                       SEPTEMBER 30, 2001             DECEMBER 31, 2000
                                                     -----------------------       -----------------------
                                                                   Weighted-                     Weighted-
                                                                    Average                       Average
                                                     Balance         Rate           Balance        Rate
                                                     -------         ----           -------        ----
Federal Home Loan Bank
    advances maturing:
          2001                                        $26,055        5.75%         $ 182,914       6.58%
          2002                                        118,555        6.21            113,793       6.59
          2003                                         63,780        5.45             48,806       6.23
          2004                                        226,779        5.63            200,000       5.70
          2005                                         17,996        5.21                  -          -
          Thereafter                                    8,352        5.59                976       5.90
          Open line of credit                               -           -             20,225       6.24
Other borrowings                                       13,531        3.70                910       5.74
                                                     --------                       --------
                                                     $475,048                       $567,624
                                                     ========                       ========

Advances that mature in the year 2004 consist of borrowings that are redeemable at the option of the FHLB.

The Banks are required to maintain unencumbered mortgage loans in their portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Banks' borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $30,758 and $28,926 at September 30, 2001 and December 31, 2000, respectively.

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

NOTE 7 - SHAREHOLDERS' EQUITY

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on Bank Mutual's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by federal regulation to ensure adequacy require the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of September 30, 2001, that the Banks meet or exceed all capital adequacy requirements to which they are subject.

                                                                                              To Be Well
                                                                   For Capital             Capitalized Under
                                                                    Adequacy               Prompt Corrective
                                          Actual                    Purposes               Action Provisions
                                     ------------------        ------------------         -------------------
                                     Amount       Ratio        Amount       Ratio         Amount       Ratio
                                     ------------------        ------------------         -------------------
Mutual Savings Bank
As of September 30, 2001:
   Total capital                     $142,614     14.54%         $78,451    8.00%          $98,063     10.00%
     (to risk-weighted assets)
   Tier 1 capital                     135,559     13.82%          39,225    4.00%           58,838      6.00%
     (to risk-weighted assets)
   Tier 1 capital                     135,559      7.05%          76,956    4.00%           96,196      5.00%
     (to total assets)

First Northern Savings Bank
As of September 30, 2001:
   Total capital                      $82,920     13.10%         $50,642    8.00%          $63,302     10.00%
     (to risk-weighted assets)
   Tier 1 capital                      77,826     12.29%          25,321    4.00%           37,981      6.00%
     (to risk-weighted assets)
   Tier 1 capital                      77,826      8.29%          37,536    4.00%           46,920      5.00%
     (to total assets)


Bank Mutual is not aware of any conditions or events, which would change the Banks' status as well capitalized. There are no conditions or events that management believes have changed the Banks' category.

Following are reconciliations of the Banks' equity under generally accepted accounting principles to capital as determined by regulators:

                                                    MUTUAL SAVINGS BANK             FIRST NORTHERN SAVINGS BANK
                                                    -------------------             ---------------------------
                                                    RISK-          TIER I             RISK-            TIER I
                                                    BASED         (CORE)              BASED            (CORE)
                                                   CAPITAL        CAPITAL            CAPITAL           CAPITAL
                                                   --------       --------           --------         --------
As of September 30, 2001:
   Equity per bank records                         $155,282       $155,282           $128,241         $128,241
   Unrealized gains on investments                   (8,682)        (8,682)            (1,271)          (1,271)
   Goodwill and other intangibles                    (8,740)        (8,740)           (48,538)         (48,538)
   Investment in "nonincludable"
     subsidiaries                                    (2,132)        (2,132)              (459)            (459)
   Disallowed servicing assets                         (169)          (169)              (147)            (147)
   Equity investments required
     to be deducted                                                                      (168)
   Allowance for loan losses                          7,055              -              5,262                -
                                                   --------       --------           --------         --------
Regulatory capital                                 $142,614       $135,559           $ 82,920         $ 77,826
                                                   ========       ========           ========         ========

In May 2001, Bank Mutual shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options and restricted stock awards. Because of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual will need to purchase up to approximately 1.45 million shares of its common stock for issuance pursuant to awards which have been made under the Stock Incentive Plan. Bank Mutual had repurchased 333,500 shares through September 30, 2001 and no specific schedule was announced for the completion of these purchases. Because of the options' vesting schedules under the Stock Incentive Plan, Bank Mutual would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

204,000 treasury shares were reissued to recipients of Management Recognition Plan ("MRP") shares thereby creating an unearned deferred compensation. The unearned deferred compensation is an adjustment to shareholders' equity and will be adjusted as the MRP shares are vested.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Off-Balance sheet financial instruments whose contract amounts represent credit and/or interest rate risk at September 30, 2001 and December 31, 2000 are as follows:

                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                     2001                   2000
                                                                  ----------             ----------
Unused consumer lines of credit                                    $129,362                $87,669
Unused commercial lines of credit                                    12,910                 14,622
Commitments to extend credit:
   Fixed rate                                                        16,558                  5,012
   Adjustable rate                                                   28,516                 10,034

Forward commitments to sell mortgage loans of $43.3 million at September 30, 2001, represent commitments obtained by the Banks from a secondary market agency to purchase mortgages from the Banks. Commitments to sell loans expose the Banks to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $5.1 million of forward commitments at December 31, 2000.


NOTE 9 - SHARES OUTSTANDING

The weighted average number of shares outstanding for the purposes of earning per share calculations exclude unallocated shares of the Employee Stock Ownership Plan ("ESOP") and MRP Plan (except for the shares in the ESOP that are contractually committed for allocation at year-end 2001 and shares that are ratably vested in the MRP Plan) for the nine months ended September 30, 2001 were 21,472,652 shares. In addition, 204,000 shares have been issued under a MRP which is part of the stock incentive plan; the MRP shares will vest 20% per year. Therefore, 204,000 repurchased shares have been registered in the MRP recipient name and as the MRP shares vest, they will be included in the basic earnings per share calculation. All the MRP shares are included in the diluted earnings per share calculation.

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

Bank Mutual will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the SFAS is expected to result in an increase in net income of approximately $3.1 million ($0.14 per share) per year. During 2002, Bank Mutual will perform the required impairment tests of goodwill as of January 1, 2002 therefore, the expected increase in net income may be subject to change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements concerning Bank Mutual's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words "anticipate," "believe," "estimate," "expect," "objective," "projection" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual's control, that could cause Bank Mutual's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Banks' loan and investment portfolios; general economic and political developments; and other factors referred to in the reports filed by Bank Mutual with the Securities and Exchange Commission (particularly under "Risk Factors" in Item 7 of Bank Mutual's 2000 Report on Form 10-K).


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Bank Mutual Corporation was formed in connection with the regulatory restructuring of Mutual Savings Bank into mutual holding company form, and the concurrent acquisition of First Northern Capital Corp. (the "Acquisition") on November 1, 2001. Bank Mutual information prior to that date is solely that of Mutual Savings Bank. While information at December 31, 2000 reflects the Acquisition, information for the year then ended only includes the First Northern operations from the date of the Acquisition.

TOTAL ASSETS. Bank Mutual's total assets rose moderately in the first nine months of 2001 primarily as a result of increased cash and cash equivalents and securities resulting from increased deposits. Total assets at September 30, 2001 were $2.92 billion as compared to $2.79 billion at December 31, 2000.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $97.5 million or 148.4% at September 30, 2001 as compared to December 31, 2000. This increase is primarily the result of deposit growth, the sale of fixed rate mortgage loans and increased loan prepayments. As market interest rates decline, consumers find fixed rate mortgage loans attractive; however, fixed rate loans of all types create an interest rate risk for Bank Mutual. We attempt to mitigate this interest rate risk by selling the majority of fixed rate mortgage loans to the secondary market.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased $42.4 million or 45.0% for the first nine months of 2001 as a result of investing cash into higher-yielding investment securities and maturing investment securities being reinvested.

Mortgage-related securities available-for-sale increased $73.0 million or 15.7% primarily as a result of cash and prepayments from existing mortgage-related securities, being invested in other mortgage-related securities. Historically, mortgage-related securities yield a higher interest rate than other investment securities.

LOANS HELD FOR SALE. Loans held for sale at September 30, 2001 as compared to December 31, 2000 increased $19.5 million as a result of the increased fixed rate mortgage loan originations. Currently, we sell all of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations in the secondary mortgage market.

LOANS RECEIVABLE. Loans receivable decreased $96.2 million in the first nine months of 2001 as a result of reduced adjustable rate mortgage loan originations (which are held in the portfolio), and the increased fixed rate mortgage loan originations and subsequent sale of those fixed rate mortgage loans.

The mortgage loan portfolio decreased $68.6 million in the first nine months of 2001 as a result of mortgage loan prepayments to the one-to-four family mortgage loan portfolio. As market interest rates on mortgage loans decreased, consumers began to refinance their adjustable rate mortgage loans to fixed rate mortgage loans. Bank Mutual sells the majority of fixed rate mortgage loans to the secondary market to reduce its interest rate risk.

                                                                LOAN SALES

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                          ------------------                  -----------------
                                         2001             2000               2001            2000
                                        -------         -------            --------        -------
                                            (In thousands)                     (In thousands)
      Mortgage loans                    $57,398         $10,072            $189,154        $15,012
      Educations loans                    1,224               -               1,718              -
                                        -------         -------            --------        -------

      Total loans sales                 $58,622         $10,072            $190,872        $15,012
                                        =======         =======            ========        =======

The consumer loan portfolio also decreased in the first nine months of 2001 as compared to December 31, 2000. This portfolio decreased $13.6 million as a result of the refinancing of existing mortgage loans. Historically, when a first mortgage loan is refinanced, any underlying home equity or second mortgage or other consumer loan(s) are paid off and included in a new first mortgage loan. In addition to the payoffs, automobile loan originations decreased, which management believes is a result of the overall slowdown of the economy and the automobile company financing specials.

If market interest rates continue to decline, management anticipates that the mortgage loan portfolio will continue to decrease and the consumer loan portfolio may grow slightly, at best.

The commercial business loan portfolio decreased $0.2 million at September 30, 2001 as compared to December 31, 2000. This slight decrease was the result of a lower demand by businesses which we attribute to the slowdown in the overall economy.

                         LOAN ORIGINATIONS AND PURCHASES

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                          2001          2000              2001          2000
                                                        --------       -------          --------      ---------
                                                          (In thousands)                  (In thousands)
Originations:
   Mortgage loans                                       $190,779       $62,871          $457,844      $ 134,416
   Consumer loans                                         61,079        32,508           175,602        101,287
   Commercial business loans                               9,779         1,812            19,827         15,668
                                                        --------       -------          --------      ---------
Total loan originations                                  261,637        97,191           653,273        251,371

Purchases:
   Mortgage loans                                              -           363                 -         15,788
                                                        --------       -------          --------      ---------
Total loans purchased                                          -           363                 -         15,788
                                                        --------       -------          --------      ---------

Total loans originated and purchased                    $261,637       $97,554          $653,273      $ 267,159
                                                        ========       =======          ========      =========

Management will continue to emphasize consumer and commercial loan originations as we believe it will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher risks than residential mortgage loans.

DEPOSITS. Deposits increased $180.0 million in the nine months ended September 30, 2001. Management believes the stock market decline and recent world events have made some consumers re-evaluate their investment objectives and hence, their investment portfolios. As a result of this re-evaluation, more investors have included insured deposits within their investment mix. Management believes that deposit growth (or shrinkage) in the balance of 2001 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

BORROWINGS. Borrowings decreased $92.6 million in the first nine months of 2001, to $475.0 million at September 30, 2001, as compared to $567.6 million at December 31, 2000. This decrease is the result of the increased mortgage loan sales and the increase in deposits. The cash resulting from those two sources were used to repay short-term borrowings and borrowings that matured.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrows") increased $31.5 million at September 30, 2001, as compared to December 31, 2000. The increase of escrow dollars was the result of payments received for customers' escrow accounts and is seasonally normal. Historically, a large portion of the escrow account balances are disbursed in December and January to pay customers' real estate taxes.

SHAREHOLDERS EQUITY. Bank Mutual paid a cash dividend of $0.07 per share on September 4, 2001, to shareholders of record on August 22, 2001. The third quarter dividend payout ratio was 15.7% since Mutual Savings Bancorp, MHC has elected to waive cash dividends in 2001 for the 11,193,174 shares that it owns of Bank Mutual. In addition, Bank Mutual at September 30, 2001, had repurchased 333,500 shares at an average cost of $14.75 per share and had granted 204,000 shares as awards to MRP recipients. MRP shares (currently none are vested) are a decrease to shareholders' equity. See Notes to Unaudited Consolidated Financial Statements -- Note 7. Shareholders' Equity.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

                                            NON-PERFORMING LOANS AND ASSETS

                                                             AT SEPTEMBER 30,           AT DECEMBER 31,
                                                                  2001                       2000
                                                                --------                    -------
                                                                         (Dollars in thousands)

Non-accrual mortgage loans                                      $  1,558                    $   730
Non-accrual consumer loans                                           481                        383
Non-accrual commercial business loans                                835                        750
Accruing loans delinquent 90 days or more                          1,257                      1,258
                                                                --------                    -------

   Total non-performing loans                                      4,131                      3,121

Foreclosed properties and repossessed assets, net                  1,681                      2,281
                                                                --------                    -------

Total non-performing assets                                     $  5,812                    $ 5,402
                                                                ========                    =======

Non-performing loans to total loans                                 0.22%                      0.16%
                                                                ========                    =======

Non-performing assets to total assets                               0.20%                      0.19%
                                                                ========                    =======

Additional interest income that would have been
   recognized if non-accrual loans had been current                  $93                        $77
                                                                ========                    =======

Allowance for loan losses as a percent of
   non-performing assets                                          211.92%                    226.55%
                                                                ========                    =======

Total non-performing loans increased as of September 30, 2001, as compared to December 31, 2000, primarily as a result of an increase in one-to-four family mortgage loans delinquent 90 days or more. We do not anticipate that non-performing loans will increase substantially from these levels. In addition, we believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards and the current relative strength of the Wisconsin economy. The charge-off in commercial business loans referred to below relates to a single commercial loan; the increase relating to consumer loans results from the general decline in economic conditions. There are no material accruing loans which, at September 30, 2001, management currently has reason to believe will become non-performing or result in potential losses.

A summary of the allowance for loan losses is shown below:

                            ALLOWANCE FOR LOAN LOSSES

                                                         AT AND FOR THE                AT AND FOR THE
                                                        NINE MONTHS ENDED                YEAR ENDED
                                                       SEPTEMBER 30, 2001             DECEMBER 31, 2000
                                                       ------------------             -----------------
                                                                      (Dollars in thousands)

Balance at the beginning of the period                         $12,238                  $   6,948
                                                               -------                  ---------
Provisions for the period                                          543                        423
Purchase of First Northern                                           -                      5,028
                                                               -------                  ---------
Charge-offs:
    Mortgage loans                                                   -                        (38)
    Consumer loans                                                (246)                      (156)
    Commercial business loans                                     (265)                         -
                                                               -------                  ---------
      Total charge-offs                                           (511)                      (194)
Recoveries:
    Mortgage loans                                                   -                          1
    Consumer loans                                                  47                         32
    Commercial business loans                                        -                          -
                                                               -------                  ---------
      Total recoveries                                              47                         33
                                                               -------                  ---------
    Net charge-offs                                               (464)                      (161)
                                                               -------                  ---------

    Balance at the end of the period                           $12,317                  $  12,238
                                                               =======                  =========

Net charge-offs to average loans                                 0.05%                       0.01%
                                                               =======                  =========

Allowance as a percent of total loans                            0.66%                       0.62%
                                                               =======                  =========

Allowance as a percent of non-performing loans                 298.16%                     392.12%
                                                               =======                  =========

The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The appropriateness of the allowance is reviewed by senior management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Bank Mutual. Other outside factors such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan are also considered. Our subsidiary boards of directors also review the adequacy of the allowance for loan losses on at least a quarterly basis.

COMPARISON OF OPERATING RESULTS

Because the Acquisition was accounted for using the purchase method of accounting, First Northern results are included only from and after November 1, 2000. The Acquisition therefore substantially affects the comparability of the 2000 and 2001 quarters and for the nine months ended September 30, 2001 and 2000.

The national and local economies have generally experienced significant changes and disruptions in recent periods. These have been exacerbated by the attacks of September 11, and their aftermath. The general slowdown in the economy has included a higher level of unemployment. Among other things, the slowdown and world events could affect the ability of individual and business borrowers to repay their obligations to the Bank, or otherwise affect our operations or financial condition in future periods.

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents certain information regarding Bank Mutual's financial condition and net interest income for the nine months ended September 30, 2001 and 2000. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made as Bank Mutual has no investments that are tax exempt.

                                                          AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------
                                                           2001                                 2000
                                              --------------------------------------------------------------------
                                                         INTEREST    AVERAGE                  INTEREST    AVERAGE
                                            AVERAGE       EARNED/     YIELD/      AVERAGE      EARNED/     YIELD/
                                            BALANCE        PAID       RATE        BALANCE       PAID       RATE
                                           ----------    --------    -------     ---------    --------    -------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
   Loans receivable (1)                    $1,942,005    $112,434     7.72%     $1,120,529     $ 63,114    7.51%
   Mortgage-related securities                464,113      22,934     6.59%        467,794       23,821    6.79%
   Investment securities                      147,193       6,382     5.78%         72,525        3,517    6.47%
   Interest-earning deposits                   28,591         832     3.88%         12,186          546    5.97%
   Federal funds                               76,417       2,355     4.11%         15,885          696    5.84%
                                           ----------    --------     ----      ----------     --------    ----
Total interest earnings assets              2,658,319     144,937     7.27%      1,688,919       91,694    7.24%
Noninterest-earning assets                    178,637                               65,891
                                           ----------                           ----------
   Total average assets                    $2,836,956                           $1,754,810
                                           ==========                           ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   Savings deposits                        $  206,118       3,195     2.07%     $  148,457        2,740    2.46%
   Money market accounts                      311,486      10,174     4.36%        224,397        8,607    5.11%
   Interest-bearing demand accounts           125,422         987     1.05%         86,123          671    1.04%
   Time deposits                            1,244,143      54,353     5.82%        800,202       33,184    5.53%
                                           ----------    --------     ----      ----------     --------    ----
     Total deposits                         1,887,169      68,709     4.85%      1,259,179       45,202    4.79%
   Advance payments by borrowers
     for taxes and insurance                   19,282         264     1.83%         10,330          192    2.48%
   Borrowings                                 532,506      23,008     5.76%        254,217       11,340    5.95%
                                           ----------    --------     ----      ----------     --------    ----
     Total interest-bearing liabilities     2,438,957      91,981     5.03%      1,523,726       56,734    4.96%
                                           ----------    --------     ----      ----------     --------    ----

NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing deposits                80,565                               45,750
   Other noninterest-bearing
     liabilities                               23,535                               18,978
                                           ----------                           ----------
     Total noninterest-bearing
       liabilities                            104,100                               64,728
                                           ----------                           ----------
     Total liabilities                      2,543,057                            1,588,454
   Shareholders' equity                       293,899                              166,356
                                           ----------                           ----------
     Total average liabilities
     and equity                            $2,836,956                           $1,754,810
                                           ==========                           ==========
Net interest income and net
   interest rate spread (2)                              $ 52,956     2.24%                    $ 34,960    2.28%
                                                         ========     ====                     ========    ====
Net interest margin (3)                                               2.66%                                2.76%
                                                                      ====                                 ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                  1.09x                                1.11x

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

                                                                            NINE MONTHS ENDED
                                                           -----------------------------------------------------
                                                             SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000
                                                           -----------------------------------------------------
                                                                         INCREASE (DECREASE) DUE TO:
                                                                         ---------------------------
                                                           VOLUME (1)             RATE (2)               NET (3)
                                                           ----------             --------               -------
                                                                               (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable                                          $     47,507          $       1,813        $      49,320
Mortgage-related securities                                       (190)                  (697)                (887)
Investment securities                                            3,276                   (411)               2,865
Interest-earning deposits                                          530                   (244)                 286
Federal funds                                                    1,922                   (263)               1,659
                                                          ------------          --------------       -------------
   Total                                                        53,045                    198               53,243
                                                          ------------          -------------        -------------
INTEREST-BEARING LIABILITIES:
Savings deposits                                                   938                   (483)                 455
Money market deposits                                            2,963                 (1,396)               1,567
Interest-bearing demand deposits                                   310                      6                  316
Time deposits                                                   19,346                  1,823               21,169
                                                          ------------          -------------        -------------
   Total Deposits                                               23,557                    (50)              23,507
Advance payments by borrowers for
   taxes and insurance                                             132                    (60)                  72
Borrowings                                                      12,041                   (373)              11,668
                                                          ------------          --------------       -------------
     Total                                                      35,730                   (483)              35,247
                                                          ------------          --------------       -------------
Net change in net interest income                         $     17,315          $         681        $      17,996
                                                          ============          ==============       =============

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL. Net income was $4.9 million for the three months ended September 30, 2001 and $14.8 million for the nine months ended September 30, 2001 as compared to $3.4 million and $9.9 million for the same periods in 2000. The increased earnings for both periods are the result of: (i) the restructuring; (ii) the Acquisition; and (iii) the decline in market interest rates.

INTEREST INCOME. Total interest income increased $16.4 million in the third quarter of 2001 and $53.2 million for the nine months ended September 30, 2001 as compared to the same periods in 2000. The increase is primarily attributable to the Acquisition, increased yield on loans and the increased average balances on investment securities and federal funds.

Interest income on loans increased $14.7 million for the third quarter of 2001 and $49.3 million for the nine months ended September 30, 2001. The increase was the result of the dollar growth of the loan portfolio (largely attributed to the Acquisition) and the increased yield on loans as a result of interest rate escalation of adjustable rate mortgage loans, variable rate consumer loans and commercial loans late in 2000. However, since the beginning of 2001, market interest rates have decreased substantially and we anticipate that the average loan yield will continue to decrease from their present levels in the fourth quarter of 2001. In addition, interest income on loans may decline in the fourth quarter of 2001, if the loan portfolio continues to decrease.

Interest income on investments increased $0.8 million in the third quarter of 2001 and $2.9 million for the nine months ended September 30, 2001 as compared to the same periods in 2000 as a result of the Acquisition, and investment of the cash generated by the decrease in the loan portfolio and the increase in the deposit portfolio.

Interest income on mortgage-related securities decreased $210,000 for the three months ended September 30, 2001 and $887,000 for the nine months ended September 30, 2001. The third quarter and nine month decrease were the result of repayments and prepayments of the underlying mortgage loans, especially higher interest rate mortgage loans and the reinvestment of those repayments and prepayments plus additional cash into lower yielding mortgage-related securities.

Interest income on interest-earning deposits increased substantially in the third quarter of 2001 and for the nine months ended September 30, 2001 as compared to the same periods in 2000. This increase of $1.1 million for the third quarter and $1.9 million for the nine months ended September 30, 2001, was the result of the cash generated by the mortgage loan sales and the increase in deposits, being invested in short-term investments. If interest rates continue to decrease, interest income on interest-earning deposits would decrease.

INTEREST EXPENSE. Interest expense on deposits increased $7.1 million for the third quarter of 2001 and $23.5 million for the nine months ended September 30, 2001 primarily as a result of the Acquisition, the increase of deposits and the increased cost of those deposits. Deposit interest rates offered in 2000 were higher than the interest rates offered in 2001. During the third quarter of 2001 interest rates offered for deposits decreased substantially; however, the effects interest rate decreases can lag as a result of interest rates on time deposits cannot be adjusted until they mature.

Interest expense on borrowings increased $2.9 million for the three months ended September 30, 2001 and $11.7 million for the nine months ended September 30, 2001 as compared to their respective periods in 2000. The increases are primarily the result of the Acquisition, although the amount of borrowings have subsequently decreased.

NET INTEREST INCOME. Net interest income increased $6.3 million for the three months ended September 30, 2001 and $18.0 million for the nine months ended September 30, 2001. The increases were primarily as a result of the Acquisition. The net interest margin for the third quarter of 2001 was 2.65% as compared to 2.71% for the same period in 2000 and for the nine months ended September 30, 2001 was 2.66% as compared to 2.76% for the nine months ended September 30, 2000. The net interest margin was compressed throughout 2000 as a result of market interest rates moving upward as the Federal Reserve moved to increase interest rates to slow the pace of the economic expansion. However, the Federal Reserve has quickly reversed its restrictive economic growth mode in the first nine months of 2001 by reducing interest rates. Reduced market interest rates historically have improved Bank Mutual's net interest margin, as the Banks should be able to reduce interest rates paid on interest-bearing liabilities more quickly than interest rates charged on interest-earning assets. However, if the loan portfolio continues to decrease and short-term investments increase, the net interest margin may compress.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses were $333,000 for the third quarter of 2001 as compared to $40,000 for the third quarter of 2000 and $543,000 for the first nine months of 2001 as compared to $276,000 for the nine months ended September 30, 2000. The increases in the provision are primarily to replenish the allowance as a result of a commercial loan charge-off in the third quarter of 2001. The allowances for loan losses at September 30, 2001 were $12.3 million or .66% of the total loan portfolio.

NONINTEREST INCOME. Service charges on deposits increased $466,000 for the third quarter of 2001 and $1.3 million for the first nine months of 2001 primarily as the result of the Acquisition, increased number of checking accounts and debit card fee income. Checking accounts historically have generated the most service charges.

Brokerage and insurance commissions increased $181,000 in the third quarter of 2001 and $405,000 for the nine months ended September 30, 2001 primarily as the result of the Acquisition. However, the brokerage portion has experienced reduced commissions as a result of the turmoil in the stock market and current world events.

Loan related fees increased $140,000 in the third quarter of 2001 and $353,000 for the nine months ended September 30, 2001 as a result of the Acquisition and the collection of fees to reduce interest rates on adjustable rate mortgage loans before their interest adjustment window. We determined that certain consumers with adjustable rate mortgage loans would refinance their loans to obtain a fixed rate mortgage loan or a lower interest rate adjustable rate mortgage loan if they could not obtain a lower interest rate on their existing mortgage loan. Therefore, a "modification fee" was instituted which varies with the term and the level of interest rate adjustment.

Gain on sales of loans increased substantially for the three and nine months ended September 30, 2001 as a result of increased fixed rate mortgage loan sales generated by the refinancing activity. See "Comparison of Financial Condition - Loans Receivable." Gain on the sales of loans is primarily dependent on the amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates continue to decline and mortgage loan refinancings continue as they have in the first nine months of 2001, such fees could continue to be significant. However, if the decline in interest rates slows or stops, these fees could be reduced in future periods.

Other noninterest income increased $432,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively. These increases were primarily the result of the Acquisition and in the third quarter of 2001, $223,000 was the result of a settlement of a life insurance policy.

NONINTEREST EXPENSE. Total noninterest expense increased $5.3 million for the three months ended September 30, 2001 and $15.1 million for the nine months ended September 30, 2001 primarily as a result of the Acquisition, amortization of goodwill and other intangible assets, normal increases in operating costs, and the implementation of an ESOP Plan and MRP. The ESOP Plan accrual was approximately $337,000 in the third quarter of 2001 and $851,000 for the nine months ended September 30, 2001. The MRP accrual was $120,450 for the third quarter of 2001 and $200,900 for the nine months ended September 30, 2001. The first MRP awards were made May 8, 2001.

Amortization of goodwill and other intangible assets increased $704,000 in the third quarter of 2001 and $2.1 million for the nine months ended September 30, 2001 as compared to the same periods in 2000 as a result of the Acquisition. In 2002, there will be a significant change in the recognition of goodwill expense as a result of SFAS No. 142. Goodwill will no longer be amortized over a stated period of time but rather it will remain on the statement of financial condition and periodically be tested for impairment. If goodwill is found to be impaired, the impaired amount will be expensed to current operations. Other identifiable intangible assets will continue to be expensed over their useful lives. See Notes to Unaudited Financial Statements -- Note 11. - Recent Accounting Pronouncements.

Mutual Savings Bank and First Northern Savings Bank are currently operating as separate subsidiaries and therefore, noninterest expense reduction is anticipated to be minimal for 2001 and 2002. However, the two operating subsidiaries have "best practices" standards committees that are meeting and developing consistent best practices for both subsidiaries. As part of that work, some of the best practices committees have identified several operating systems for modification, upgrade or replacement and have determined that the operating systems could best be implemented in the context of a combined savings bank subsidiary. To facilitate an orderly planning process to implement the operating systems, we now project combining the two subsidiaries in 2003. This schedule is a projection and remains subject to change and refinement.

We have not yet determined the manner in which the combination will take place therefore, we are not able to make any estimates as to the financial effects, if any, that may occur.

INCOME TAXES. The effective tax rate for the third quarter of 2001 was 36.7% and for the nine months ended September 30, 2001 it was 37.3%. The effective tax rate is higher than that of other financial institutions as a result of the goodwill amortization which is not tax deductible.

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

At September 30, 2001, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $205.4 million. This represented a negative cumulative one-year interest rate sensitivity gap of (7.04%), and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 86.69%. The cumulative gap ratio is significantly affected by $200.0 million of long-term FHLB borrowings which had an original call option in the second quarter of 2001 and which are quarterly callable thereafter. This call option is at the FHLB of Chicago's discretion, however if the borrowings are called, the FHLB of Chicago has given us indications that alternative borrowings would be available. While we have no reason to believe that the FHLB of Chicago would not follow through on its indications, there is no binding commitment and we therefore cannot provide an assurance that these alternatives would be available. A call of these obligations without a replacement would materially adversely affect our liquidity, and the company would need to find an alternative source of funds.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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

                                                                    AT SEPTEMBER 30, 2001
                                           ------------------------------------------------------------------------------
                                                                       MORE THAN     MORE THAN
                                                          THREE TO      ONE YEAR     THREE YEARS
                                           WITHIN THREE    TWELVE       TO THREE         TO          OVER
                                              MONTHS       MONTHS         YEARS      FIVE YEARS   FIVE YEARS      TOTAL
                                             ---------    ---------     ---------    ----------   ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
   Mortgage loans:
     Fixed                                   $  42,983    $ 111,466     $ 198,460     $106,711     $ 113,705    $  573,325
     Adjustable                                119,566      328,545       278,235      121,221        11,180       858,747
   Consumer loans                              128,961      133,002       142,019       15,583         8,355       427,920
   Commercial and industrial loans              21,754       14,233        22,595          905             -        59,487
Interest-earning deposits                      157,830            -             -            -             -       157,830
Investment securities                           53,308       14,956        28,517        5,517             -       102,298
Mortgage-related securities:
     Fixed                                      30,715       93,274       147,333      110,850        85,668       467,840
     Adjustable                                 56,957            -             -            -             -        56,957
Other interest-earning assets                   30,758            -             -            -             -        30,758
                                             ---------    ---------     ---------     --------     ---------    ----------
       Total interest-earning assets           642,832      695,476       817,159      360,787       218,908     2,735,162

Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand accounts        $   1,378    $   3,962     $   9,607     $  8,453     $ 100,196    $  123,596
     Savings accounts                            8,527       23,984        50,775       36,444        96,473       216,203
     Money market accounts                      78,923       20,894        48,157       38,939       147,715       334,628
     Time deposits                             336,066      652,128       285,899       35,375             -     1,309,468
Advance payments by borrowers for
   taxes and insurance                           5,777       30,003             -            -             -        35,780
Borrowings                                     334,538       47,563        66,581       22,675         3,691       475,048
                                             ---------    ---------     ---------     --------     ---------    ----------
       Total interest-bearing liabilities      765,209      778,534       461,019      141,886       348,075     2,494,723
                                             ---------    ---------     ---------     --------     ---------    ----------
Interest rate sensitivity gap                $(122,377)   $ (83,058)    $ 356,140     $218,901     $(129,167)   $  204,439
                                             =========    =========     =========     ========     =========    ==========

Cumulative interest rate sensitivity gap     $(122,377)   $(205,435)    $ 150,705     $396,606     $ 240,439
                                             =========    =========     =========     ========     =========
Cumulative interest rate sensitivity
   gap as a percentage total assets              (4.19)%      (7.04)%        5.16%       13.59%         8.24%
Cumulative interest-earning assets
   as a percentage of interest
   bearing liabilities                           84.01%       86.69%       107.52%      117.22%       109.64%

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2001. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

                                                                                          PRESENT VALUE OF EQUITY
                                                                                               AS PERCENT OF
                                         PRESENT VALUE OF EQUITY                          PRESENT VALUE OF ASSETS
                                         -----------------------                          -----------------------
    CHANGE IN            DOLLAR                  DOLLAR                PERCENT         PRESENT VALUE        PERCENT
 INTEREST RATES          AMOUNT                  CHANGE                CHANGE              RATIO            CHANGE
 --------------          ------                  ------                ------              -----            ------
 (BASIS POINTS)                         (DOLLARS IN THOUSANDS)
      +300               $343,647              $(39,746)              (10.37)%             11.96%          (5.97)%
      +200                361,696               (21,697)               (5.66)              12.39           (2.59)
      +100                375,352                (8,041)               (2.10)              12.66           (0.47)
        0                 383,393                      -                0.00               12.72            0.00
      -100                370,441               (12,952)               (3.38)              12.13           (4.64)
      -200                343,168               (40,225)              (10.49)              11.09          (12.81)
      -300                320,314               (63,079)              (16.45)              10.20          (19.81)

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

                           PART II. OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits: None.

           (b) Reports on Form 8-K: In the quarter ended September 30, 2001, the Registrant did not file any Reports on Form 8-K.

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


                                       BANK MUTUAL CORPORATION
                                       -----------------------
                                       (Registrant)


Date: November 13, 2001
                                       /s/ Michael T. Crowley, Jr.
                                       --------------------------------------
                                       Michael T. Crowley, Jr.
                                       Chairman and Chief Executive Officer


Date: November 13, 2001
                                       /s/ Rick B. Colberg
                                       --------------------------------------
                                       Rick B. Colberg
                                       Chief Financial Officer