Form 10-K405
period 2001-12-31
BANK MUTUAL CORP
filed 2002-03-27
CIK 1123270

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2001
                                             -----------------

                        Commission file number: 000-31207

                             BANK MUTUAL CORPORATION
             (Exact name of registrant as specified in its charter)

        UNITED STATES                                39-2004336
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

4949 WEST BROWN DEER ROAD, MILWAUKEE, WI                53223
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(414) 354-1500
                                                   --------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2002, 22,341,665 shares of Common Stock were validly issued with 22,310,165 shares outstanding. The aggregate market value of the Common Stock (based upon the $17.10 last sale price quotation on The Nasdaq Stock Market(R) on March 1, 2002) held by non-affiliates (excludes a total of 13,135,943 shares reported as beneficially owned by directors and executive officers, held by Mutual Savings Bancorp, MHC or held in the registrant's 401(k) Savings Plan or Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $156,879,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                              PART OF FORM 10-K INTO WHICH
           DOCUMENT                       PORTIONS OF DOCUMENT ARE INCORPORATED
           --------                       -------------------------------------
Proxy Statement for Annual Meeting of
Shareholders on May 7, 2002                              Part III

                             BANK MUTUAL CORPORATION

        FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

ITEM                                                                               PAGE
                                     PART I

1.   Business......................................................................3-31
2.   Properties...................................................................32-36
3.   Legal Proceedings...............................................................37
4.   Submission of Matters to a Vote of Security Holders.............................37
     Executive Officers of the Registrant.........................................37-38

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholders Matters..........39
6.   Selected Financial Data......................................................40-41
7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................................42-57
7A.  Quantitative and Qualitative Disclosures About Market Risk...................58-61
8.   Financial Statements and Supplementary Data..................................62-96
9.   Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.......................................97

                                    PART III

10.  Directors and Executive Officers of the Registrant..............................97
11.  Executive Compensation..........................................................97
12.  Security Ownership of Certain Beneficial Owners and Management..................97
13.  Certain Relationships and Related Transactions..................................97

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................98
     Signatures......................................................................99

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

As a result of these transactions, Bank Mutual is the mid-tier holding company for Mutual Savings Bank and First Northern Savings Bank. The following chart shows our structure:

             DEPOSITORS
              OF MUTUAL
            SAVINGS BANK
                 |
                 |  100%
                \ /
              THE MHC                                 PUBLIC
                 |                                 SHAREHOLDERS
                 |                                      |
                 |    50.1%                     49.9%   |
                 --------------> BANK MUTUAL <-----------
                                100% |  | 100%
                                     |  |
                             ---------  --------
                             |                 |
                             |                 |
                            \ /               \ /
                           MUTUAL        FIRST NORTHERN
                        SAVINGS BANK     SAVINGS BANK


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

CAUTIONARY FACTORS

This Form 10-K contains or incorporates by reference various forward-looking statements concerning Bank Mutual's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual's control, that could cause Bank Mutual's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of the deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also the factors regarding future operations discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, particularly those under the caption "Risk Factors."

MARKET AREA

Bank Mutual has 69 banking offices located in 28 counties in Wisconsin, in addition to the Minnesota office. At June 30, 2001, Bank Mutual had approximately a 2.57% share of all Wisconsin bank, savings bank, and savings association deposits. Counties in which Bank Mutual operates include 67% of the population of the state. Bank Mutual is the fourth largest financial institution holding company headquartered in the state of Wisconsin, based on asset size.

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

LENDING ACTIVITIES

Loan Portfolio Composition. Bank Mutual's loan portfolio primarily consists of one-to four-family residential mortgage loans. To a lesser degree, the loan portfolio includes consumer loans, including home equity lines of credit and fixed rate and adjustable rate second mortgage loans, automobile loans, multi-family loans, commercial real estate loans and commercial business loans.

At December 31, 2001, our loan portfolio totaled $1.9 billion, of which $1.4 billion, or 74.8%, were mortgage loans. The remainder of our loans at December 31, 2001, amounting to $476.3 million, or 25.2% of total loans, consisted of consumer loans ($415.3 million or 22.0%) and commercial business loans ($60.9 million or 3.2%).

We originate primarily adjustable rate mortgage ("ARM") loans for our own portfolio. We also originate fixed rate mortgage loans with terms of 10 to 30 years. Most of the 20 year and longer fixed rate mortgage loans are immediately sold into the secondary market. At times, we may also sell 15 year fixed rate mortgage loans depending on the percentage of fixed interest rate loans in our portfolio. We sold a large portion of our 15 year fixed rate mortgage loan originations in 2001.

The loans that we originate are subject to federal and state laws and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the cost and supply of money available for lending purposes and the interest rates offered by our competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                                 AT DECEMBER 31,
                                      -------------------------------------------------------------------
                                              2001                   2000                     1999
                                      --------------------  ----------------------   --------------------
                                                   PERCENT                 PERCENT                PERCENT
                                                      OF                     OF                     OF
                                        AMOUNT      TOTAL     AMOUNT        TOTAL      AMOUNT      TOTAL
                                      ---------     -----   ----------      ------   ---------     -----
                                                             (Dollars in thousands)
Mortgage loans:
   One to four-family............... $  992,126     52.46%  $1,207,912       59.56% $  743,993     67.37%
   Multi-family.....................    131,925      6.97      105,925        5.22      53,777      4.87
   Commercial real estate...........    165,556      8.75      118,636        5.85      52,375      4.74
   Construction and development.....    125,611      6.64       94,235        4.65      26,530      2.40
                                     ----------     -----   ----------       -----  ----------     -----
      Total mortgage loans..........  1,415,218     74.82   $1,526,708       75.28     876,675     79.38
                                     ----------     -----   ----------       -----  ----------     -----
Consumer loans:
   Fixed equity.....................    200,500     10.61      193,394        9.54      89,315      8.09
   Home equity lines of credit......     76,472      4.04       80,447        3.97      50,618      4.58
   Student..........................     25,410      1.34       27,076        1.34      28,371      2.57
   Home improvement.................      9,439      0.50       12,778        0.63       9,920      0.90
   Automobile.......................     77,621      4.10       99,844        4.92       5,902      0.54
   Other ...........................     25,886      1.37       27,827        1.37       4,126      0.37
                                     ----------     -----   ----------       -----  ----------     -----
      Total consumer loans..........    415,328     21.96      441,366       21.77     188,252     17.05
                                     ----------     -----   ----------       -----  ----------     -----
Commercial business loans...........     60,932      3.22       59,844        2.95      39,488      3.57
                                     ----------     -----   ----------       -----  ----------     -----
      Total loans receivable........  1,891,478    100.00%   2,027,918      100.00%  1,104,415    100.00%
Less:
   Undisbursed loan proceeds........     44,467                 37,490                  14,658
   Deferred fees and discounts......     12,245                  5,554                      14
   Allowance for loan losses........      3,611                 12,238                   6,948
                                     ----------             ----------              ----------
      Total loans receivable, net... $1,831,155             $1,972,636              $1,082,795
                                     ==========             ==========              ==========



                                             AT DECEMBER 31,
                                     ------------------------------------------
                                              1998                 1997
                                     -------------------- ---------------------
                                                  PERCENT               PERCENT
                                                    OF                     OF
                                        AMOUNT     TOTAL    AMOUNT        TOTAL
                                     ----------    -----  ----------      -----
                                             (Dollars in thousands)
Mortgage loans:
   One to four-family............... $  742,231    70.56% $  930,011       73.1%
   Multi-family.....................     53,521     5.09      68,811       5.41
   Commercial real estate...........     40,922     3.89      51,739       4.07
   Construction and development.....     21,939     2.09      24,774       1.95
                                     ----------    -----  ----------      -----
      Total mortgage loans..........    858,613    81.63   1,075,335      84.53
                                     ----------    -----  ----------      -----
Consumer loans:
   Fixed equity.....................     67,629     6.42      74,196       5.83
   Home equity lines of credit......     45,827     4.36      46,380       3.65
   Student..........................     29,634     2.82      29,425       2.31
   Home improvement.................      8,373     0.80       8,128       0.64
   Automobile.......................      8,762     0.83      14,201       1.11
   Other ...........................      4,208     0.40       5,692       0.45
                                     ----------    -----  ----------      -----
      Total consumer loans..........    164,433    15.63     178,022      13.99
                                     ----------    -----  ----------      -----
Commercial business loans...........     28,839     2.74      18,866       1.48
                                     ----------    -----  ----------      -----
      Total loans receivable........  1,051,885   100.00%  1,272,223     100.00%
Less:
   Undisbursed loan proceeds........      7,001                8,788
   Deferred fees and discounts......        440                1,158
   Allowance for loan losses........      6,855                7,195
                                     ----------           ----------
      Total loans receivable, net... $1,037,589           $1,255,082
                                     ==========           ==========

At December 31, 2001, our one-to four-family first mortgage loans were pledged as collateral under a blanket pledge to the Federal Home Loan Bank ("FHLB") of Chicago. As of December 31, 2001, there were no other significant concentrations of loans such as loans to a number of borrowers engaged in similar activities. Bank Mutual's mortgage loans, fixed equity, home equity lines of credit and home improvement loans are primarily secured by properties housing one-to four-families which are generally located in our local lending areas in Wisconsin.

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2001. The table does not include the effect of prepayments or scheduled principal amortization.

                                                          AT DECEMBER 31, 2001
                                    -------------------------------------------------------------
                                                                        COMMERCIAL
                                    MORTGAGE LOANS   CONSUMER LOANS   BUSINESS LOANS     TOTAL
                                    --------------   --------------   --------------   ----------
                                                             (IN THOUSANDS)
AMOUNTS DUE:

   Within one year ..............   $     43,903       $   39,313       $   27,065     $  110,281
   After one year
      One to two years ..........         22,812           29,203            9,116         61,131
      Two to three years ........         44,041           31,829           13,791         89,661
      Three to five years .......         46,240           73,032            4,665        123,937
      Five to ten years .........        201,022          177,687            1,478        380,187
      Ten to twenty years .......        512,733           64,264            4,817        581,814
      Over twenty years .........        544,467               --               --        544,467
                                    ------------       ----------       ----------     ----------
         Total due after one year      1,371,315          376,015           33,867      1,781,197
                                    ------------       ----------       ----------     ----------
         Total loans receivable .   $  1,415,218       $  415,328       $   60,932     $1,891,478
                                    ============       ==========       ==========     ==========

The following table presents, as of December 31, 2001, the dollar amount of all loans, due after December 31, 2002, and whether these loans have fixed interest rates or adjustable interest rates.

                                                                           DUE AFTER DECEMBER 31, 2002
                                                          ------------------------------------------------------------
                                                              FIXED                ADJUSTABLE                TOTAL
                                                          -------------            -----------           -------------
                                                                                 (IN THOUSANDS)
Mortgage loans.......................................     $     596,108            $   775,207           $   1,371,315
Consumer loans.......................................           221,184                154,831                 376,015
Commercial business loans............................            29,037                  4,830                  33,867
                                                          -------------            -----------           -------------
         Total loans due after one year..............     $     846,329            $   934,868           $   1,781,197
                                                          =============            ===========           =============

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                       -----------  ----------   ------------
                                                           2001         2000          1999
                                                       -----------  ----------   ------------
                                                                  (IN THOUSANDS)

Balance outstanding at beginning of period ........... $ 2,035,387  $1,104,956   $  1,079,608
ORIGINATIONS:
    Mortgage loans ...................................     691,466     189,706        171,071
    Consumer  loans ..................................     242,580     141,943        116,549
    Commercial business loans ........................      30,202      23,189         30,288
                                                       -----------  ----------   ------------
          Total loan  originations ...................     964,248     354,838        317,908
                                                       -----------  ----------   ------------
PURCHASES:
    One-to four-family mortgage loans ................       8,885      19,213         56,943
    First Northern loans (1) .........................           -     847,888             --
                                                       -----------  ----------   ------------
          Total loan purchases .......................       8,885     867,101         56,943
                                                       -----------  ----------   ------------
LESS:
    Principal payments and repayments:
      Mortgage loans .................................     483,298     134,317        179,673
      Consumer loans .................................     267,592      89,637         91,557
      Commercial business loans ......................      23,792      32,412         19,639
                                                       -----------  ----------   ------------
          Total principal payments ...................     774,682     256,366        290,869
                                                       -----------  ----------   ------------
    Transfers to foreclosed real estate ..............         409       2,697          1,773
                                                       -----------  ----------   ------------
    Loan sales:
      Mortgage loans .................................     307,843      32,397         56,861
      Education loans ................................       1,787          48             --
                                                       -----------  ----------   ------------
          Total loan sales ...........................     309,630      32,445         56,861
                                                       -----------  ----------   ------------
    Total loans receivable and loans held for sale.... $ 1,923,799  $2,035,387   $  1,104,956
                                                       ===========  ==========   ============

(1) First Northern loans before deductions of undisbursed loan proceeds, allowances for loan losses, discounts and premiums.

Residential Mortgage Lending. Our primary lending activity has been the origination of first mortgage loans secured by one- to four-family properties, within our primary lending area. Most of these loans are owner-occupied; however, we do originate first mortgage loans on second homes, seasonal homes and investment properties. In addition to our loan originations, we have purchased one- to four-family first mortgage loans of $8.9 million in 2001, $19.2 million in 2000 and $56.9 million in 1999. We review these loans for compliance with our underwriting standards, and generally only invest in loans in the midwestern United States.

We offer conventional fixed rate mortgage loans and ARM loans with maturity dates up to 30 years. Residential mortgage loans generally are underwritten to Federal National Mortgage Association Standards ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac") guidelines. All ARM mortgage loans and some fixed rate mortgage loans with maturities of up to 20 years are held in our portfolio. Fixed rate mortgage loans with maturities greater than 15 years typically are sold without recourse, servicing retained, into the secondary market. During the past few years we have generally not charged loan origination fees. The interest rates charged on mortgage loan originations at any given date will vary, depending upon conditions in the local and secondary markets.

We also originate "jumbo mortgage loans" in excess of the Fannie Mae or Freddie Mac maximum loan amount, which was $275,000 for both agencies in 2001. Effective for 2002, the maximum loan amount increased to $300,700 for both agencies. Fixed rate jumbo mortgage loans generally are sold servicing released without recourse to secondary market purchasers of such loans. ARM jumbo mortgage loans are underwritten in accordance with our underwriting guidelines and are retained in our loan portfolio.

Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups and residents of the local communities located in our primary market area through our loan origination staff. We also advertise our mortgage loan products through local newspapers, periodicals, internal customer communications and our website.

We currently offer loans that conform to underwriting standards that are based on standards specified by Fannie Mae or Freddie Mac ("conforming loans") and also originate a limited amount of non-conforming loans for our own portfolio or for sale. Loans may be fixed rate one- to four-family mortgage loans or adjustable rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2001 and 2000 was approximately, $105,000, and in 1999 was $94,000. The overall average size of our one- to four-family mortgage loans was approximately $55,000 at December 31, 2001. We are an approved seller/servicer for Fannie Mae, Freddie Mac and the FHLB of Chicago's Mortgage Partnership Finance Program.

The focus of our residential mortgage loan portfolio is the origination of 30 year ARM loans with interest rates adjustable in one, two, three, or five years. ARM loans typically are adjusted by a maximum of 200 basis points per adjustment period with a lifetime cap of 6% above the origination rate for First Northern Savings Bank and a lifetime interest rate cap of 12.9% for Mutual Savings Bank. Monthly payments of principal and interest are adjusted when the interest rate adjusts. We do not offer ARM loans which provide for negative amortization. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by secondary market pricing, competitive conditions and our yield requirements. We currently utilize the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year ("constant treasury maturity index") or the National Monthly Median Cost of Funds ("NMCOF") for Savings Association Insurance Fund ("SAIF") insured institutions as the indexes to determine the interest rate payable upon the adjustment date of our ARM loans. Some of the ARM loans are granted with conversion options which provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing us to sell the ARM loan into the secondary market upon conversion.

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

Upon receipt of a completed mortgage loan application from a prospective borrower, a credit report is ordered, income and other information is verified, and if necessary, additional financial information is requested. An appraisal of the real estate to secure the loan is required, which must be performed by a certified appraiser approved by the board of directors. A title insurance policy is required on all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers also generally are required to escrow in advance for real estate taxes and hazard insurance. We make disbursements for these items from the escrow account as the obligations become due.

In addition to our full documentation loan program, increasingly we process loans as reduced documentation loans. These loans are processed under the Fannie Mae or Freddie Mac alternative documentation program. We require applicants for reduced documentation loans to complete a Fannie Mae or Freddie Mac loan application and request income, assets and debt information from the borrower. In addition to obtaining outside vendor credit reports on all borrowers, we also look at other information to ascertain the creditworthiness of the borrower. In most instances, we utilize the Fannie Mae's "Desktop Underwriter" or Freddie Mac's "Loan Prospector" automated underwriting process to further reduce the necessary documentation. For example, a simplified appraisal or inspection may be used to verify the value of the property. All loans that are processed with reduced documentation conform to secondary market standards and are generally saleable.

Our Underwriting Department reviews all pertinent information prior to making a credit decision to approve or deny an application. All recommendations to deny are reviewed by a designated officer of Mutual Savings Bank or First Northern Savings Bank prior to the final disposition of the loan application. Our lending policies generally limit the maximum loan-to-value ratio on one- to four-family mortgage loans secured by owner-occupied properties to 97% of the lesser of the appraised value or purchase price of the property. Loans above 80% loan-to-value ratios are subject to the availability of private mortgage insurance. Coverage is required to reduce our exposure to less than 80% of value.

Our originations of residential mortgage loans amounted to $617.8 million in 2001, $117.6 million in 2000, and $152.7 million in 1999. A number of our mortgage loan originations have been the result of refinancing of our existing loans due to the relatively low interest rate levels over the past three years. The First Northern acquisition also affected the comparison between 2001 and the other years of 2000 and 1999. Total refinancings of our existing mortgage loans were as follows:

                                                                       PERCENTAGE OF
                                                                       MORTGAGE LOAN
PERIOD                                                   AMOUNT        ORIGINATIONS
------                                                   ------        ------------
                                                            (DOLLARS IN MILLIONS)
Year ended December 31, 2001.....................      $   239.2             34.6%
Year ended December 31, 2000.....................           17.6              9.3
Year ended December 31, 1999.....................           49.4             28.9

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

Consumer Loans. We have been expanding our consumer loan originations because higher yields can be obtained, there is strong consumer demand for such products, and we have experienced relatively low delinquency and few losses on such products. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2001, $415.3 million, or 22.0%, of our gross loan portfolio was in consumer loans. Consumer loan products offered within our market areas include home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, marine loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans through the MasterCard and Visa credit card programs (offered through Elan Financial Services) and federally guaranteed student loans.

Our focus in consumer lending has been the origination of home equity loans, home improvement, home equity lines of credit and automobile loans. At December 31, 2001, we had $364.0 million or 87.6% of the consumer loan portfolio in such loans. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, and require an acceptable credit rating and verification of the value of the equity in the home and income of the borrower. The loan-to-value ratio and the total debt ratios to income are determining factors in the underwriting process. Home equity loan and home improvement loan originations are developed through the use of direct mail, cross-sales to existing customers, radio advertisement, and advertisements in local newspapers.

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

We originate both fixed rate and variable rate home equity loans and home improvement loans with combined loan-to-value ratios to 100%. Pricing on fixed rate home equity and home improvement loans is reviewed by management, and generally terms are in the three to fifteen year range in order to minimize interest rate risk. During 2001 we originated approximately $98.5 million of fixed rate home equity or home improvement loans. These loans carry a weighted average written term of 9 years and a fixed rate ranging from 5.00% to 12.00%. We also offer adjustable rate home equity and home improvement loans. At December 31, 2001, $83.3 million or 29.1% of the home equity and home improvement loan portfolio carried an adjustable rate. The adjustable rate loans have a fixed rate for six months to three years then adjust annually or monthly depending upon the offering, with terms of up to twenty years. Our home equity and home improvement loans are originated in amounts which, together with the amount of the first mortgage, do not exceed 100% of the value of the property securing the loan. Many of our home equity and home improvement loans are secured by a first mortgage.

Our home equity credit line loans, which totaled $76.5 million, or 18.4% of total consumer loans at December 31, 2001, are adjustable rate loans secured by a first or second mortgage on owner-occupied one to four-family residences located in the state of Wisconsin. Current interest rates on home equity credit lines are tied to the prime rate, adjust monthly and range from prime rate to 350 basis points over the prime rate, depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require a minimum monthly payment of interest only or the greater of $100 or 1 1/2% of the month end balance. An annual fee is charged on home equity lines of credit.

At December 31, 2001, student loans amounted to $25.4 million, or 6.1% of our consumer loan portfolio. These loans are serviced by Great Lakes Higher Education Servicing Corporation.

Multi-family and Commercial Real Estate Loans. At December 31, 2001, our multi-family and commercial real estate loan portfolio was $297.5 million or 15.7% of our total loans receivable. The multi-family and commercial real estate loan portfolio consist of fixed rate, ARM and balloon loans originated at prevailing market rates. This portfolio generally consists of loans secured by apartment buildings, office buildings, warehouses, industrial buildings and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Balloon loans generally are amortized on a 15 to 25 year basis with a typical loan term of 3 to 10 years.

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments relating to the outstanding debt. In most cases, we obtain joint and several personal guarantees from the principals involved. We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $500,000. In addition, an annual review is performed by us on multi-family and commercial real estate loans over $1.0 million.

At December 31, 2001, the largest outstanding loan on a multi-family property was $9.0 million on a 128 unit apartment project located in Brookfield, Wisconsin. At the same date, the largest outstanding loan on a commercial real estate property was $17.6 million on a retail/office building complex located in Brookfield, Wisconsin. At December 31, 2001, these loans were current and performing in accordance with their terms.

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

Commercial Business Loans. At December 31, 2001, our commercial business loan portfolio consisted of loans totaling $60.9 million or 3.2% of our total loans receivable. The commercial loan portfolio consists of loans to businesses for equipment purchases, working capital lines of credit, debt refinancing, SBA loans and domestic stand-by letters of credit. Typically, these loans are secured by business assets and personal guarantees. We offer both variable and fixed rate loans. Approximately 29.1% of the commercial business loans have an interest rate adjusted monthly based on the prevailing prime rate. Term loans are generally amortized over a three to seven year period. Fixed rate loans are priced at a margin over the yield on US Treasury issues with maturities that correspond to the maturities of the notes. All lines of credit and term loans with balances over $500,000 are reviewed annually. The largest commercial business loan at December 31, 2001 had an outstanding balance of $17.5 million and was secured by equipment and chattel paper.

LOAN APPROVAL AUTHORITY

Currently, Mutual Savings Bank and First Northern Savings Bank have somewhat different underwriting approval limits and authority. Both Mutual Savings Bank and First Northern Savings Bank are in the process of reviewing their approval limits through a combined "best practices" committee. This best practices committee is reviewing, in 2002, approval limits as well as a loan processing documentation system. As a result of the different loan approval authority, the following is a summary of each respective policy.

Mutual Savings Bank.

For one- to four- family residential loans sold into the secondary market, our underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae "Desktop Underwriter" automated underwriting system up to $300,700. For one-to four-family residential loans held in portfolio, our underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae "Desktop Underwriter" automated underwriting system up to $150,000, provided the loan-to-value ratio is 75% or less and the loan meets other specific underwriting criteria. All other loans in excess of $80,000 must be approved by a senior officer.

Consumer loan underwriters have individual loan approval authorities ranging from $15,000 to $50,000. Loan applications exceeding $50,000 must be approved by a senior officer. All home equity loans where the loan-to-value ratio exceeds 80% and/or where the normal underwriting standards are not met must be approved by a senior officer.

The executive committee of the Bank's board of directors reviews on a monthly basis all loans made, and the board ratifies actions taken by the committee.

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

First Northern Savings Bank

For one-to-four family residential loans, First Northern Savings Bank underwriters are authorized by the board of directors to approve loans processed through Freddie Mac "Loan Prospector" software up to $300,700. Loans in excess of $300,700 and less than $500,000 are reviewed by a management loan committee comprised of three senior management officers. Loans in excess of $500,000 will be reviewed by a board of directors loan committee or the entire board of directors.

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

Multi-family and commercial loans generally are reviewed by our management and/or board loan committee.

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

When contact is made with the borrower, we attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. All properties are inspected prior to foreclosure approval. Most borrowers pay before the deadline given and it is not necessary to start foreclosure action. If it is, action starts when the loan is between the 90th and 120th day of delinquency. We normally seek the shortest redemption period possible. If we obtain the property at the foreclosure sale, we hold the properties as real estate owned. They are marketed after a market evaluation is obtained and any PMI claims are filed. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, Federal Housing Administration (FHA), Veterans Administration (VA), Department of Veterans Affairs (DVA), Wisconsin Housing and Economic Development Authority (WHEDA) and Guaranteed Rural Housing are followed.

The collection procedures for consumer loans, excluding student loans and indirect consumer loans, include our sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel review loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may pursue legal remedies ourselves or refer the matter to our legal counsel for further collection effort or charge-off a loan. Loans we deem to be uncollectible are proposed for charge off. Charge-offs of consumer loans require the approval of our consumer loan manager, a senior officer or a management committee. All student loans are serviced by the Great Lakes Higher Education Servicing Corporation or the Student Loan Marketing Association ("Sallie Mae") which guarantees their servicing to comply with all Department of Education Guidelines. Our student loan portfolio is guaranteed by the Great Lakes Higher Education Guaranty Corporation, which is reinsured by the U.S. Department of Education.

The collection procedures for multi-family, commercial real estate and commercial business loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 15 days past due. A loan servicing manager or a manager of multi-family and commercial real estate loans reviews loans 15 days or more delinquent on a regular basis. The commercial banking manager reviews loans 10 days or more delinquent on a regular basis. If collection activity is unsuccessful, we may refer the matter to our legal counsel for further collection effort. Within 90 days, loans we deem to be uncollectible are proposed for repossession or foreclosure and charge-off. This action requires the approval of our board of directors.

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

                                                                          AT DECEMBER 31,
                                                  ------------------------------------------------------------
                                                    2001          2000         1999         1998         1997
                                                  --------     --------     --------    ---------    ---------
                                                          (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans ...................    $  1,814     $    730     $  3,372    $   2,793    $   8,936
Non-accrual consumer loans ...................         444          383          283          320          732
Non-accrual commercial business loans ........         346          750           --           --           --
Accruing loans delinquent 90 days or more ....         936        1,258        1,152        3,617          813
                                                  --------     --------     --------    ---------    ---------
        Total non-performing loans ...........       3,540        3,121        4,807        6,730       10,481
Foreclosed properties and repossessed
   assets, net ...............................         383        2,281        3,018        3,505          159
                                                  --------     --------     --------    ---------    ---------
        Total non-performing assets...........    $  3,923     $  5,402     $  7,825    $  10,235    $  10,640
                                                  ========     ========     ========    =========    =========
Non-performing loans to total loans ..........        0.19%        0.16%        0.44%        0.65%        0.84%
Non-performing assets to total asset .........        0.14         0.19         0.44         0.55         0.58
Interest income that would have been
   recognized if non-accrual loans
     had been current ........................    $    139     $     77     $    245    $     185    $     894
                                                  ========     ========     ========    =========    =========

Included in non-accrual mortgage loans at December 31, 1997 are loans with a carrying value of $5.2 million which were considered to be impaired and which resulted from the acquisition of First Federal. There was no specific reserve related to these or any other loans, at that date or at any date presented. There are no significant loans, which were considered to be impaired as defined in Statement of Financial Accounting Standards No. 114 at December 31, 2001, 2000, 1999, 1998, or 1997. The average balance of impaired loans was $3.9 million and $5.0 million in the years ended December 31, 1998 and 1997, respectively, and $0 for all other periods presented. No interest income was recognized on any loan while in an impaired state.

At December 31, 2001, there were $3.2 million of performing loans to borrowers where available information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and would indicate that such loans have the potential to be included as non-accrual, past due or impaired (as defined in SFAS No. 114) in the future periods. However, no loss is anticipated at this time.

There are no restructured loans at the dates presented.

With the exception of mortgage loans insured or guaranteed by the FHA, VA or Guaranteed Rural Housing, we stop accruing income on loans when interest or principal payments are greater than 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously credited to income. We may recognize income in the period that we collect it when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. We had $2.6 million and $1.9 million of non-accrual loans at December 31, 2001 and 2000, respectively. Interest income that would have been recognized had such loans been performing in accordance with their contractual terms totaled approximately $139,000 and $77,200 for the year December 31, 2001 and 2000, respectively. A total of approximately $85,000 and $110,000 of interest income was actually recorded on such loans in 2001 and 2000, respectively.

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

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

                                                       AT OR FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------
                                       2001           2000           1999           1998           1997
                                     --------       --------       --------       --------       --------
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning
  of period ....................     $ 12,238       $  6,948       $  6,855       $  7,195       $  3,921
Provision for loan losses ......          723            423            350            637          1,065
Purchase of
   First Northern  (2000) and
      First Federal (1997) .....           --          5,028             --             --          2,449
Charge-offs:
   Mortgage loans ..............          (65)           (38)          (152)          (997)          (624)
   Consumer loans ..............         (337)          (156)          (189)          (223)          (127)
   Commercial business loans ...         (415)            --             --             --             --
                                     --------       --------       --------       --------       --------
      Total charge-offs ........         (817)          (194)          (341)        (1,220)          (751)
Recoveries:
   Mortgage loans ..............           26              1             40            206            479
   Consumer loans ..............           57             32             44             37             32
   Commercial business loans ...           18             --             --             --             --
                                     --------       --------       --------       --------       --------
      Total recoveries .........          101             33             84            243            511
                                     --------       --------       --------       --------       --------
   Net charge-offs .............         (716)          (161)          (257)          (977)          (240)
                                     --------       --------       --------       --------       --------
Balance at end of period .......     $ 12,245       $ 12,238       $  6,948       $  6,855       $  7,195
                                     ========       ========       ========       ========       ========
Net charge-offs to average loans         0.04%          0.01%          0.02%          0.08%          0.02%
Allowance for loan losses
  to total loans ...............         0.67           0.62           0.64           0.66           0.57
Allowance for loan losses to
  non-performing loans .........       345.90         392.12         144.54         101.86          68.65

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

Loan loss allowances are reviewed monthly. General allowances are maintained by the following categories for performing loans to provide for unidentified inherent losses in the portfolios:

     --   One-to-four family
     --   Consumer
     --   Multi-family and commercial real estate
     --   Commercial business

Allowance goals have been established by an internal risk evaluation by loan category. Various factors are taken into consideration, including: historical loss experience, economic factors and other factors, that, in management's judgement would affect the collectibility of the portfolio as of the evaluation date. Adjustments to the allowance for loan losses are charged against operations as provision for loan losses, to maintain allowances at the desired levels.

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

By following careful underwriting guidelines, we have historically maintained low levels of non-performing loans to total loans. Our ratio of non-performing loans to total loans at December 31, 1996 was 0.29%. It increased after the acquisition of First Federal to a level of 0.84% at December 31, 1997. However, at December 31, 2001, the level dropped to 0.19% as a result of careful underwriting and management's emphasis to reduce non-performing loans.

We believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. Accordingly, and because of the increased concentration of consumer loans, we have taken steps to increase our level of loan loss allowances over the last 5 years. At December 31, 2001, the allowance for loan losses as a percentage of total loans was 0.67% compared with 0.48% at December 31, 1996. Furthermore, the increase in the allowance for loan losses each year from 1997 to 2001 reflects our strategy of resolving non-performing loans while providing adequate allowances for inherent losses in the portfolio and identifying potential losses in a timely manner, as well as providing an adequate allowance to reflect changes in the components of the portfolio during that period.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. One or more of these agencies, specifically the OTS or the Federal Deposit Insurance Corporation ("FDIC"), may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgements of information available to them at the time of their examination, thereby adversely affecting our results of operations.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the years ended December 31, 2001 and 2000--Provision for Loan Losses." The following tables represent our allocation of allowance for loan losses by loan category on the dates indicated:

                                                                         AT DECEMBER 31,
                             ---------------------------------------------------------------------------------------------
                                    2001               2000               1999              1998                1997
                             -----------------  ------------------  ----------------- -----------------  ------------------
                                    PERCENTAGE          PERCENTAGE         PERCENTAGE        PERCENTAGE         PERCENTAGE
                                        OF                  OF                 OF                OF                  OF
                                      LOANS IN           LOANS IN           LOANS IN          LOANS IN            LOANS IN
                                      CATEGORY           CATEGORY           CATEGORY          CATEGORY            CATEGORY
                                      TO TOTAL           TO TOTAL           TO TOTAL          TO TOTAL            TO TOTAL
LOAN CATEGORY                AMOUNT    LOANS    AMOUNT     LOANS    AMOUNT    LOANS   AMOUNT    LOANS    AMOUNT     LOANS
-------------                ------    -----    ------     -----    ------    -----   ------    -----    ------     -----
                                                                    (Dollars in thousands)
Mortgage loans
  One-to four-family.....    $ 5,608    52.46%   $6,279     59.56%  $ 4,736    67.37%  $5,189   70.56%   $4,978     73.10%
  Other..................      2,875    22.36     2,173     15.72       822    12.01      596   11.07     1,198     11.43
                             -------    -----    ------     -----   -------    -----   ------   -----    ------     -----
    Total  mortgage loans      8,483    74.82     8,452     75.28     5,558     79.38   5,785   81.63     6,176     84.53
Home equity lines........      1,803     4.04       519      3.97       253     4.58      229    4.36       231      3.65
Consumer.................      1,007    17.92     2,483     17.80       617    12.47      439   11.27       505     10.34
Commercial business loans        952     3.22       784      2.95       520     3.57      402    2.74       283      1.48
Unallocated..............         --       --        --      0.00        --     0.00       --    0.00        --      0.00
                             -------    -----    ------     -----   -------    -----   ------   -----    ------     -----
    Total allowance for
      loan losses........    $12,245   100.00%  $12,238    100.00%  $ 6,948   100.00%  $6,855  100.00%   $7,195    100.00%
                             =======   ======   =======    ======   =======   ======   ======  ======    ======    ======

INVESTMENT ACTIVITIES

Investment Securities. Each Savings Bank's board of directors reviews and approves its investment policy on an annual basis. Senior officers, as authorized by the board of directors, implement this policy. Each Savings Bank's board of directors reviews its investment activity on a monthly basis.

Our investment objectives are to meet legal liquidity requirements, generate a favorable return on investments without undue compromise to our other business objectives and our levels of interest rate risk, credit risk and investment portfolio concentrations. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, State and Municipal obligations, mortgage-related securities, mortgage derivative securities, certain time deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

Mutual Savings Bank's investment policy allows participation in hedging strategies or the use of financial futures, options or forward commitments or interest rate swaps but only with prior approval of the board of directors. We did not have any such hedging transactions in place at December 31, 2001. Our investment policy prohibits the purchase of non-investment grade bonds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice. In addition, the policy provides that we shall attempt to maintain primary liquidity consisting of investments in cash, cash in banks, federal funds purchased and securities with remaining maturities of less than six months in an amount equal to 4.0% of average daily deposits. At December 31, 2001, Mutual Savings Bank's and First Northern Savings Bank's primary liquidity ratio was 13.3%, and 6.5%, respectively. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-related securities, see "--Carrying Values, Yields and Maturities."

We classify securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2001, all investment securities are classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders' equity.

Mortgage-related Securities. Most of our mortgage-related securities are directly or indirectly insured or guaranteed by Government National Mortgage Association ("GNMA"), Freddie Mac or Fannie Mae. The rest of the securities are private placement collateralized mortgage obligations (CMOs). Private placement CMOs carry higher credit risks and higher yields than CMOs insured or guaranteed by agencies of the U.S. Government. We classify our entire mortgage-related securities portfolio as available-for-sale.

At December 31, 2001, mortgage-related securities available-for-sale totaled $521.1 million, or 17.9% of total assets. At December 31, 2001, the mortgage-related securities portfolio had a weighted average yield of 6.23%. Of the mortgage-related securities we held at December 31, 2001, $465.0 million, or 89.2%, had fixed rates and $56.1 million, or 10.8%, had adjustable-rates. Mortgage-related securities at December 31, 2001 included real estate mortgage investment conduits (REMICs), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as CMOs.

Our CMOs have fixed and variable coupon rates ranging from 2.88% to 7.25% and a weighted average yield of 5.65% at December 31, 2001. At December 31, 2001, CMOs totaled $272.1 million, which constituted 52.2% of the mortgage-related securities portfolio, or 9.4% of total assets. Our CMOs had an expected average life of 5.3 years at December 31, 2001. For a further discussion of our investment policies, including those for mortgage-related securities, see "--Investment Securities." Purchases of mortgage-related securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans and other loans.

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

The following table presents our investment securities and mortgage-related securities activities for the periods indicated.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        2001           2000           1999
                                                     ---------      ---------      ---------
                                                                 (IN THOUSANDS)

INVESTMENT SECURITIES AVAILABLE-FOR-SALE:

Carrying value at beginning of period ..........     $  94,129      $  57,763      $ 116,534
                                                     ---------      ---------      ---------
Purchases ......................................       174,938         47,509         21,481
Purchase of First Northern .....................            --         39,320             --
Calls ..........................................       (14,000)            --             --
Transfer from mutual funds to CMO ..............            --             --        (14,047)
Maturities .....................................      (163,178)       (52,160)       (65,000)
Sales ..........................................            --             --             --
Principal payments .............................          (563)           (13)            --
Premium amortization and discount accretion, net           503            (15)          (182)
Decrease (increase) in unrealized gains ........         1,230          1,725         (1,023)
                                                     ---------      ---------      ---------
Net increase (decrease) in investment securities        (1,070)        36,366        (58,771)
                                                     ---------      ---------      ---------
Carrying value at end of period ................     $  93,059      $  94,129      $  57,763
                                                     =========      =========      =========

MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-SALE:
Carrying value at beginning of period ..........     $ 464,873      $ 374,100      $ 270,897
                                                     ---------      ---------      ---------
Purchases ......................................       176,658        120,690        213,504
Transfer from mutual funds to CMO ..............            --             --         14,047
Purchase of First Northern .....................            --         13,569             --
Sales ..........................................            --             --        (53,682)
Principal payments .............................      (128,256)       (52,467)       (60,367)
Premium amortization and discount accretion, net           723            501            262
Decrease (increase) in unrealized gains ........         7,086          8,480        (10,561)
                                                     ---------      ---------      ---------
Net increase in mortgage-related securities ....        56,211         90,773        103,203
                                                     ---------      ---------      ---------
Carrying value at end of period ................     $ 521,084      $ 464,873      $ 374,100
                                                     =========      =========      =========

The following table presents the fair value of our money market investments, investment securities and mortgage-related securities portfolios at the dates indicated. It also presents the coupon type for the mortgage-related securities portfolio. For all securities and for all periods presented, the carrying value is equal to fair value.

                                                                                AT DECEMBER 31,
                                                                 ------------------------------------------
                                                                     2001             2000         1999
                                                                   CARRYING/        CARRYING/    CARRYING/
                                                                  FAIR VALUE       FAIR VALUE   FAIR VALUE
                                                                 -------------    -----------   -----------
                                                                             (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS

   Interest-earning deposits................................     $      35,337    $    15,097   $   132,592
   Federal funds sold.......................................           175,000         20,000        25,000
                                                                 -------------    -----------   -----------
      Total money market investments........................     $     210,337    $    35,097   $   157,592
                                                                 =============    ===========   ===========
INVESTMENT SECURITIES AVAILABLE-FOR-SALE

   Mutual funds.............................................     $      32,982    $    31,080   $    28,537
   United States government and federal agency obligations..            41,319         60,397        29,175
   Corporate issue securities...............................            17,189            999            --
   Freddie Mac stock........................................             1,569          1,653            --
   Asset-backed securities..................................                --             --            51
                                                                 -------------    -----------   -----------
      Total investment securities available-for-sale........     $      93,059    $    94,129   $    57,763
                                                                 =============    ===========   ===========
MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-
   SALE BY ISSUER:

   Freddie Mac..............................................     $     161,895    $    70,106   $    70,216
   Fannie Mae...............................................           328,630        377,027       285,384
   Private placement CMO's..................................            28,783         15,489        17,927
   GNMA.....................................................             1,776          2,251           573
                                                                 -------------    -----------   -----------
      Total mortgage-related securities.....................     $     521,084    $   464,873   $   374,100
                                                                 =============    ===========   ===========

TOTAL INVESTMENT PORTFOLIO..................................     $     824,480    $   594,099   $   589,455
                                                                 =============    ===========   ===========

Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of our investment securities and mortgage-related securities at December 31, 2001. Mortgage-related securities are presented by issuer and by coupon type.


                                                                         AT DECEMBER 31, 2001
                                            -----------------------------------------------------------------------
                                                                           MORE THAN ONE         MORE THAN FIVE
                                               ONE YEAR OR LESS          YEAR TO FIVE YEARS    YEARS TO TEN YEARS
                                            ---------------------       -------------------    --------------------
                                                          WEIGHTED                 WEIGHTED                WEIGHTED
                                            CARRYING      AVERAGE        CARRYING   AVERAGE    CARRYING     AVERAGE
                                              VALUE         YIELD         VALUE       YIELD      VALUE       YIELD
                                            ---------       -----       ---------     -----    ---------     -----
                                                                       (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:

Mutual funds.............................   $  32,982       4.06%       $      --       --     $      --        --
United States government and agencies....      12,119       6.72           29,200     6.02%           --        --
Corporate issues.........................       7,673       4.17            9,516     6.11            --        --
Freddie Mac stock........................       1,569       1.33               --       --            --        --
                                            ---------       ----        ---------     ----     ---------      ----
    Total investment securities..........   $  54,343       4.59        $  38,716     6.04     $      --        --
                                            =========       ====        =========     ====     =========      ====
MORTGAGE-RELATED SECURITIES
  AVAILABLE-FOR-SALE:
BY ISSUER:
  GNMA pass-through certificates.........   $      --         --        $     187     7.93     $      96      8.50%
  Fannie Mae pass-through certificates...           4       7.67               --       --         7,775      5.88
  Freddie Mach pass- through certificates         320       6.94              605     7.15         2,703      5.80
  Private CMO's..........................          --         --               --       --           495      6.00
  Freddie Mac, Fannie Mae and GNMA-REMICs          --         --               --       --         6,884      5.45
                                            ---------       ----        ---------     ----     ---------      ----
     Total mortgage-related securities...   $     324       6.95        $     792     7.34     $  17,953      5.72
                                            =========       ====        =========     ====     =========      ====
BY COUPON TYPE:
Adjustable rate..........................   $      --         --        $      --       --     $    4394      5.85
Fixed rate...............................         324       6.95              792     7.34        13,560      5.68
                                            ---------       ----        ---------     ----     ---------      ----
     Total mortgage-related securities...   $     324       6.95        $     792     7.34     $  17,954      5.72
                                            =========       ====        =========     ====     =========      ====
Total investment and mortgage-related
  securities portfolio...................   $  54,667       4.61%       $  39,508     6.07%    $  17,953      5.72%
                                            =========       ====        =========     ====     =========      ====


                                                       AT DECEMBER 31, 2001
                                            ----------------------------------------------

                                            MORE THAN TEN YEARS             TOTAL
                                            ---------------------   ----------------------
                                                         WEIGHTED                 WEIGHTED
                                             CARRYING    AVERAGE    CARRYING      AVERAGE
                                              VALUE       YIELD       VALUE        YIELD
                                            ----------    -----      ---------     -----
                                                      (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:

Mutual funds.............................   $       --       --      $  32,982      4.06%
United States government and agencies....           --       --         41,319      6.22
Corporate issues.........................           --       --         17,189      5.25
Freddie Mac stock........................           --       --          1,569      1.33
                                            ----------     ----      ---------      ----
    Total investment securities..........   $       --       --      $  93,059      5.19
                                            ==========     ====      =========      ====
MORTGAGE-RELATED SECURITIES
  AVAILABLE-FOR-SALE:
BY ISSUER:
  GNMA pass-through certificates.........   $    1,493     7.23%     $   1,776      7.37
  Fannie Mae pass-through certificates...      228,093     6.85        235,872      6.82
  Freddie Mach pass- through certificates        7,699     6.45         11,327      6.35
  Private CMO's..........................       28,288     6.30         28,783      6.29
  Freddie Mac, Fannie Mae and GNMA-REMICs      236,442     5.63        243,326      5.62
                                            ----------     ----      ---------      ----
     Total mortgage-related securities...   $  502,015     6.24      $ 521,084      6.23
                                            ==========     ====      =========      ====
BY COUPON TYPE:
Adjustable rate..........................   $   51,704     5.19      $  56,098      5.24
Fixed rate...............................      450,311     6.37        464,986      6.35
                                            ----------     ----      ---------      ----
     Total mortgage-related securities...   $  502,015     6.25      $ 521,084      6.23
                                            ==========     ====      =========      ====
Total investment and mortgage-related
  securities portfolio...................   $  502,015     6.25%     $ 614,143      6.08%
                                            ==========     ====      =========      ====

DEPOSITS

We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and time deposits. We also offer IRA and Keogh time deposit accounts.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our 70 bank offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We do use brokers to obtain wholesale deposits to a limited extent. At December 31, 2001, we had approximately $16.0 million of brokered wholesale deposits.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings accounts, money market accounts and demand accounts) represented 37.5% of total deposits on December 31,2001. At December 31, 2001, time deposits with remaining terms to maturity of less than one year amounted to $934.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Analysis of Net Interest Income."

The following table presents our deposit activity for the periods indicated:

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                            2001               2000             1999
                                                                      ---------------    ----------------  -------------
                                                                                      (DOLLARS IN THOUSANDS)
Total deposits at beginning of period............................     $     1,894,820    $      1,343,007  $   1,398,858
Net withdrawals..................................................             115,105             (85,790)      (110,285)
Acquisition of First Northern....................................                  --             578,588             --
Interest credited, net of penalties..............................              80,515              59,015         54,434
                                                                      ---------------    ----------------  -------------
Total deposits at end of period..................................     $     2,090,440    $      1,894,820  $   1,343,007
                                                                      ===============    ================  =============
Net increase (decrease)..........................................     $       195,620    $        551,813  $     (55,851)
                                                                      ===============    ================  =============
Percentage increase (decrease)...................................              10.32%              41.09%        (3.99)%

At December 31, 2001, we had $145.0 million in time deposits with balances of $100,000 and over maturing as follows:

MATURITY PERIOD                                                                               AMOUNT
                                                                                        -----------------
                                                                                          (IN THOUSANDS)
Three months or less............................................................        $          54,941
Over three months through six months............................................                   23,706
Over six months through 12 months...............................................                   31,602
Over 12 months through 24 months................................................                   24,817
Over 24 months through 36 months................................................                    6,517
Over 36 months..................................................................                    3,372
                                                                                        -----------------
Total...........................................................................        $         144,955
                                                                                        =================

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

                                                                                     AT DECEMBER 31,
                                                   -------------------------------------------------------------------------------
                                                                       2001                                   2000
                                                   -------------------------------------     -------------------------------------
                                                                                WEIGHTED                                  WEIGHTED
                                                                     PERCENT     AVERAGE                     PERCENT      AVERAGE
                                                                     OF TOTAL    NOMINAL                     OF TOTAL     NOMINAL
                                                      AMOUNT         DEPOSITS     RATE         AMOUNT        DEPOSITS      RATE
                                                      ------         --------     ----         ------        --------      ----
                                                                              (DOLLARS IN THOUSANDS)
Savings.....................................       $   214,859        10.28%      1.19%      $  200,915        10.60%      2.40%
Interest-bearing demand.....................           137,317         6.57       0.64          133,975         7.07       1.12
Money market................................           335,946        16.07       2.08          290,947        15.35       5.41
Non-interest bearing demand.................            96,362         4.61       0.00           87,079         4.60       0.00
                                                   -----------        -----       ----       ----------        -----       ----
      Total.................................           784,484        37.53       1.33          712,916        37.62       3.09
                                                   -----------        -----       ----       ----------        -----       ----
Certificates:
  Time deposits with original maturities of:
    Three months or less....................            95,946         4.59       2.68          150,613         7.95       6.03
    Over three months to twelve months......           187,960         8.99       3.94          260,978        13.78       5.87
    Over twelve months to twenty-four months           713,413        34.12       5.43          563,858        29.76       6.25
    Over twenty-four months to thirty-six months       208,859         9.99       5.79          137,810         7.27       6.15
    Over thirty-six months to forty-eight months        29,998         1.44       5.50            7,587         0.40       5.66
    Over forty-eight months to sixty months.            67,717         3.24       5.80           58,909         3.11       6.01
    Over sixty months.......................             2,063         0.10       6.41            2,149         0.11       6.48
                                                   -----------        -----       ----       ----------        -----       ----
      Total time deposits...................         1,305,956        62.47       5.09        1,181,904        62.38       6.11
                                                   -----------        -----       ----       ----------        -----       ----
      Total deposits........................       $ 2,090,440       100.00%      3.68%       1,894,820       100.00%      4.98%
                                                   ===========       ======       ====        =========       ======       ====

                                                             AT DECEMBER 31,
                                                   ----------------------------------
                                                                  1999
                                                   ----------------------------------
                                                                             WEIGHTED
                                                                  PERCENT    AVERAGE
                                                                 OF TOTAL    NOMINAL
                                                      AMOUNT      DEPOSITS    RATE
                                                      ------      --------    ----
                                                          (DOLLARS IN THOUSANDS)
Savings.....................................       $   151,447      11.28%    2.41%
Interest-bearing demand.....................            89,685       6.68     1.05
Money market................................           231,174      17.21     4.90
Non-interest bearing demand.................            42,596       3.17     0.00
                                                   -----------      -----     ----
      Total.................................           514,902      38.34     3.09
                                                   -----------      -----     ----
Certificates:
  Time deposits with original maturities of:
    Three months or less....................            80,781       6.01     5.07
    Over three months to twelve months......           198,154      14.76     4.90
    Over twelve months to twenty-four months           401,053      29.87     5.37
    Over twenty-four months to thirty-six months        73,729       5.49     5.62
    Over thirty-six months to forty-eight months         5,819       0.43     5.73
    Over forty-eight months to sixty months.            66,124       4.92     5.94
    Over sixty months.......................             2,445       0.18     6.35
                                                   -----------      -----     ----
      Total time deposits...................           828,105      61.66     5.31
                                                   -----------      -----     ----
      Total deposits........................       $ 1,343,007     100.00%    4.46%
                                                   ===========     ======     ====

BORROWINGS

We borrow funds to finance our lending and investing activities. Substantially all of our borrowings take the form of advances from the FHLB of Chicago. At December 31, 2001 we had borrowings totaling $139.7 million with maturities of less than one year, and $205.0 million of borrowings with longer stated terms but which are callable by the FHLB of Chicago. We have pledged certain loans as blanket collateral for these advances and future advances. The FHLB of Chicago offers a variety of borrowing options with fixed or variable rates, flexible repayment options, and fixed or callable terms. We choose the rate, repayment option, and term to fit the purpose of the borrowing. See "Notes to Consolidated Financial Statements--Note 6. Borrowings."

The following table sets forth certain information regarding borrowings by Bank Mutual at the end of and during the periods indicated:

                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       2001         2000          1999
                                                    --------      --------      ---------
                                                         (DOLLARS IN THOUSANDS)
Balance outstanding at end of year:
   Notes payable to FHLB ......................     $442,175      $546,489      $242,699
   Overnight borrowings from FHLB .............           --        20,225            --
   Other borrowings ...........................       23,335           910            --
Weighted average interest rate at end of year:

   Notes payable to FHLB ......................         5.75%         6.31%         5.91%
   Overnight borrowings from FHLB .............           --          6.85%           --
   Other borrowings ...........................         1.39%         5.74%           --
Maximum amount outstanding during the year:
   Notes payable to FHLB ......................     $547,653      $546,760      $270,739
   Overnight borrowings from FHLB .............       39,275       120,900            --
   Other borrowings ...........................       60,720         2,820            82
Average amount outstanding during the year:

   Notes payable to FHLB ......................     $491,248      $289,032      $262,979
   Overnight borrowings from FHLB .............        6,348        20,145            --
   Other borrowings ...........................        5,285            84            40
Weighted average interest rate during the year:

   Fixed interest rate notes payable to FHLB ..         5.91%         6.56%         5.30%
   Overnight borrowings from FHLB .............         5.74%         6.56%           --
   Other borrowings ...........................         3.38%         6.29%        10.30%

Borrowings decreased to $465.4 million at December 31, 2001, as compared to $567.6 million at December 31, 2000, primarily as a result of the proceeds of loan sales and deposit growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparisons of Financial Condition at December 31, 2001 and 2000."


AVERAGE BALANCE SHEET AND RATE YIELD ANALYSIS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


AVERAGE EQUITY TO AVERAGE ASSETS

The ratio of average equity to average assets measures a financial institution's financial strength. At December 31, 2001, 2000, 1999, 1998 and 1997 our average equity to average assets ratio was 10.4%, 9.7%, 9.6%, 9.2%, and 9.4%, respectively.


CASH DIVIDENDS

We paid cash dividends of $0.28 per share in 2001. We did not pay any cash dividends in 2000. We also increased the cash dividend paid in the first quarter of 2002 to $0.08 per share or a 14.3% increase when compared to the $0.07 per share paid in the first quarter of 2001. The MHC has waived dividend payments for 2002 and 2001.


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

Great Northern Financial Savings Corp. ("GNFSC"), a wholly owned subsidiary of First Northern Savings Bank engages in the sale of credit life and disability insurance, and offers brokerage services to the public, including the sale of tax deferred annuities and mutual funds.

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


EMPLOYEES

At December 31, 2001, Bank Mutual employed 693 full time and 136 part time employees. Management considers its relations with its employees to be good.

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

Bank Mutual, as a federal stock corporation in a mutual holding company structure, is deemed a federal stock holding company within the meaning of
Section 10(o) of the Home Owners' Loan Act. Bank Mutual is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. Bank Mutual is also required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws. The MHC is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. As such, the MHC has registered with the OTS and is subject to OTS examination and supervision as well as certain reporting requirements.

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

Regulatory Capital Requirements. OTS capital regulations require savings institutions such as the Banks to meet three capital standards. The minimum standards are tangible capital equal to 1.5% of adjusted total assets, core capital equal to at least 3% of adjusted total assets, and risk-based capital equal to 8% of total risk-weighted assets. These capital standards are in addition to the capital standards promulgated by the FDIC under its prompt corrective action regulations, as described below under the heading "Prompt Corrective Action."

Tangible capital is defined as core capital less all intangible assets and certain mortgage servicing rights. Core capital is defined as common shareholders' equity, noncumulative perpetual preferred stock, related surplus and minority interests in the equity accounts of fully consolidated subsidiaries, nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, mortgage servicing rights and investments in certain non-includable subsidiaries.

The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of at least 8% of risk-weighted assets. Risk-based capital is comprised of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

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

Under the revised OTS rules, capital distributions also include a savings association's payment to repurchase, redeem, retire, or otherwise acquire any of its shares or other ownership interests, any payment to repurchase, redeem or otherwise acquire debt instruments included in its total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. Additionally, a capital distribution includes any direct or indirect payment of cash or other property to owners or affiliates made in connection with a corporate restructuring. The revised rule also defines as a capital distribution any transaction the OTS or the FDIC determines, by order or regulation, to be in substance a distribution of capital. Because more than one year has passed since the Bank Mutual formation, under the revised rules Bank Mutual generally no longer needs specific OTS approval to repurchase its shares: however, share repurchases still must be made in a prudent manner and amount under a "safety and soundness" analysis.

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

The revised OTS rule generally requires all savings associations to file a notice or an application for approval before making a capital distribution. A savings association must file an application if the association is not eligible for expedited treatment under the application processing rules of the OTS, the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years, or the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or a condition imposed on the savings association in an OTS-approved application or notice.

A savings association must file a notice whenever an application is not required under the above standards and any of the following criteria is satisfied:

     o the savings association will not be at least adequately capitalized following the capital distribution; or

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

See the section entitled "MHC Regulation - Waiver of Dividends" below for a discussion of the specific regulatory requirements relating to the MHC's determination to waive dividends from Bank Mutual in fiscal years 2001 and 2002.

Qualified Thrift Lender Test. Federal savings associations must meet a qualified thrift lender test or they become subject to operating restrictions. Until recently, the chief restriction was the elimination of borrowing rights from the savings association's Federal Home Loan Bank. However, with passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 by Congress, the failure to maintain qualified thrift lender status will not affect the Banks' borrowing rights with the FHLB of Chicago. Notwithstanding these changes, the Banks anticipate that they will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investments, and otherwise qualify as qualified thrift lenders. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.

Liquidity Standard. Each federal savings institution is required to maintain sufficient liquidity to ensure its safe and sound operations.

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

As members, each of the Banks is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 20% of its outstanding advances. The Banks currently are in compliance with this requirement. The FHLB of Chicago also imposes various limitations on advances made to member banks, which limitations relate to the amount and type of collateral, the amounts of advances, and other items.

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

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured federal savings bank, such as the Banks, and any of their affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a "financial subsidiary" under The Gramm-Leach-Bliley Act is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OTS has the discretion to treat subsidiaries of a savings institution as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

On May 2, 2001, the Federal Reserve Board published for comment proposed Regulation W. Regulation W would comprehensively implement and interpret Sections 23A and 23B. The Federal Reserve Board has not completed its rulemaking process, or adopted proposed Regulation W as a final rule, as of the date of this report.

Acquisitions and Mergers. Under the federal Bank Merger Act, any merger of either of the Banks with or into another institution would require the approval of the OTS, or the primary federal regulator of the resulting entity if it is not an OTS-regulated institution. Among other things, this means that if the Banks are combined by a merger of one into the other, that transaction would require the approval of the OTS. See also "Acquisition of Bank Mutual" below for a discussion of factors relating to acquisitions of Bank Mutual.

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

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), any insured depository institution, including the Banks, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

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

                                          Total Capital to             Tier 1 Capital to             Tier 1 Capital
       Category                         Risk Weighted Assets         Risk Weighted Assets            to Total Assets
       --------                      --------------------------    -------------------------    -------------------------
Well capitalized                     greater than or equals 10%    greater than or equals 6%    greater than or equals 5%
Adequately capitalized               greater than or equals  8%    greater than or equals 4%    greater than or equals 4%*
Under capitalized                                  less than 8%                 less than 4%                  less than 4%*
Significantly undercapitalized                     less than 6%                 less than 3%                  less than 3%
Critically undercapitalized         Tangible assets to capital of less than or equals 2%

---------------
*3% if the bank receives the highest rating under the uniform system


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

Loans to a Bank's Insiders. A bank's loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Banks' loans. All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the greater of $25,000 or 2.5% of the bank's unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.


MHC REGULATION

General. The MHC, which owns a majority of Bank Mutual's stock, is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. As such, the MHC has registered with the OTS and is subject to OTS examination and supervision as well as reporting requirements. In addition, the OTS has enforcement authority over the MHC and its non-savings institution subsidiaries. Thus, the regulation of the MHC affects Bank Mutual. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

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

Pursuant to these procedures, the MHC has waived dividends declared by Bank Mutual for fiscal years 2002 and 2001. The management of the MHC believes that this is consistent with fiduciary duties owed to members of the MHC based on, among other reasons, certain adverse tax consequences that would result from payment of the dividend to the MHC. In addition, management believes that capital held in Bank Mutual will be as productive, if not more productive, than capital held at the MHC level.

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


ACQUISITION OF BANK MUTUAL

Under federal law, no person may acquire control of the MHC, Bank Mutual, Mutual Savings Bank, or First Northern Savings Bank without first obtaining, as summarized below, the approval of such acquisition of control by the OTS (or another federal banking regulator). Bank Mutual is majority-owned by the MHC; the MHC is a mutual institution in which proxies have generally been given to its board of directors. This ownership and regulatory structure would make a change in control of these entities difficult without the concurrence of the board of directors of the MHC.

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


FEDERAL AND STATE TAXATION

Federal Taxation. Bank Mutual and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting,

Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "Job Protection Act") repealed the "reserve method" of accounting for bad debts by most thrift institutions effective for the taxable years beginning after 1995. Larger thrift institutions such as Mutual Savings Bank and First Northern Savings Bank are now required to use the "specific charge-off method." The Job Protection Act also granted partial relief from reserve recapture provisions, which are triggered by the change in method. This legislation did not have a material impact on Bank Mutual's financial condition or results of operations.

The federal income tax returns for Bank Mutual's subsidiaries have been examined and audited or closed without audit by the IRS for tax years through 1998.

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

ITEM 2. PROPERTIES

Bank Mutual and its subsidiaries conducts its business through its executive office and 70 banking offices, which had an aggregate net book value of $39.0 million as of December 31, 2001. The following table shows the location of Bank Mutual's offices, whether they are owned or leased, and the expiration date of the leases for the leased offices.

                                          ORIGINAL DATE   LEASED
                                            LEASED OR       OR     DATE OF LEASE
LOCATION                                     ACQUIRED      OWNED    EXPIRATION
--------                                  -------------   ------   -------------
EXECUTIVE OFFICE:
   4949 West Brown Deer Road.............    1991         Owned
   Brown Deer, WI 53223

MILWAUKEE METRO AREA:
   Bayshore Mall.........................    1971         Leased      2009
   5900 N. Port Washington Road
   Glendale, WI 53217

   Brookfield............................    1973*        Owned
   17100 W. Capitol Drive
   Brookfield, WI 53005

   Brookfield Square.....................    1975         Leased      2006
   400 N. Moorland Road
   Brookfield, WI 53005

   Brown Deer............................    1979         Owned
   4801 W. Brown Deer Road
   Brown Deer, WI 53223

   Capitol Drive.........................    1976         Owned
   8050 W. Capitol Drive
   Milwaukee, WI 53222

   Cedarburg.............................    1978*        Leased      2006
   W62 N248 Washington Avenue
   Cedarburg, WI 53012

   Downtown..............................    1955         Owned
   510 E. Wisconsin Avenue
   Milwaukee, WI 53202

   Grafton...............................    1978         Owned
   2030 Wisconsin Avenue
   Grafton, WI 53024

   Howell Avenue.........................    1977         Owned
   3847 S. Howell Avenue
   Milwaukee, WI 53207

   Mayfair Mall..........................    2001         Leased      2011
   2600 N. Mayfair Road
   Wauwatosa, WI 53226

   Mequon................................    1970*        Owned
   11249 N. Port Washington Road
   Mequon, WI 53092

   Oak Creek.............................    1972         Owned
   8780 S. Howell Avenue
   Oak Creek, WI 53154

   Oklahoma Avenue.......................    1982         Owned
   6801 W. Oklahoma Avenue
   Milwaukee, WI 53219

                                          ORIGINAL DATE   LEASED
                                            LEASED OR       OR     DATE OF LEASE
LOCATION                                     ACQUIRED      OWNED    EXPIRATION
--------                                  -------------   ------   -------------
   Sherman Park..........................    1950*        Owned
   4812 W. Burleigh Street
   Milwaukee, WI 53210

   Southgate.............................    1967         Owned
   3340 S. 27th Street
   Milwaukee, WI 53215

   Southridge Mall.......................    1978         Leased      2004
   5300 S. 76th Street
   Greendale, WI 53129

   Thiensville...........................    1960*        Owned
   208 N. Main Street
   Thiensville, WI 53092

   West Allis............................    1976         Owned
   10296 W. National Avenue
   West Allis, WI 53227

MADISON AREA:
   Downtown..............................    1980         Leased      2003
   23 S. Pinckney Street
   Madison, WI 53703

   West..................................    1982         Leased      2011
   5521 Odana Road
   Madison, WI 53719

   Middleton.............................    1978         Owned
   6209 Century Avenue
   Middleton, WI 53562

   Monona................................    1981         Owned
   5320 Monona Drive
   Monona, WI 53716

FOX VALLEY AREA:
   Appleton..............................    1985         Leased      2004
   4323 W. Wisconsin Avenue
   Fox River Mall
   Appleton, WI 54915

   Neenah................................    1974         Owned
   101 W. Wisconsin Avenue
   Neenah, WI 54956

JANESVILLE:..............................    1973         Owned
   2111 Holiday Drive
   Janesville, WI 53545

SHEBOYGAN AREA:
   Sheboygan.............................    1973         Owned
   801 N. 8th Street
   Sheboygan, WI 53081

   Sheboygan Motor Bank..................    1984         Owned
   730 N. 9th Street
   Sheboygan, WI 53081

                                          ORIGINAL DATE   LEASED
                                            LEASED OR       OR     DATE OF LEASE
LOCATION                                     ACQUIRED      OWNED    EXPIRATION
--------                                  -------------   ------   -------------
BEAVER DAM:..............................    1975         Owned
   130 W. Maple Avenue
   Beaver Dam, WI 53916

BELOIT:..................................    1971         Leased      2012
   3 Beloit Mall Shopping Center
   Beloit, WI 53511

BERLIN:..................................    1973         Owned
   103 E. Huron Street
   Berlin, WI 54923

FOND DU LAC:.............................    2000         Owned
   W6606A Highway 23
   Fond du Lac, WI 54937

PORTAGE:.................................    1976         Owned
   145 E. Cook Street
   Portage, WI 53901

EAU CLAIRE:
   Downtown..............................    1968*        Owned
   319 E. Grand Avenue
   Eau Claire, WI 54701

   Mall..................................    1972*        Owned
   2812 Mall Drive
   Eau Claire, WI 54701

   Cub Foods.............................    1996*        Leased      2005
   2717 Birch Street
   Eau Claire, WI 54703

   Pinehurst.............................    1986*        Owned
   2722 Eddy Lane
   Eau Claire, WI 54703

CHIPPEWA FALLS AREA:
   Downtown..............................    1975*        Owned
   35 W. Columbia
   Chippewa Falls, WI 54729

   Falls Pick'N Save.....................    1995*        Leased      2005
   303 Prairie View Road
   Chippewa Falls, WI 54729

MENOMONIE AREA:
   Downtown..............................    1967*        Owned
   717 Main Street
   Menomonie, WI 54751

   North.................................    1978*        Owned
   2409 Hils Ct. N.E
   Menomonie, WI 54751

RICE LAKE:...............................    1979*        Owned
   2850 Pioneer Avenue
   Rice Lake, WI 54868

                                          ORIGINAL DATE   LEASED
                                            LEASED OR       OR     DATE OF LEASE
LOCATION                                     ACQUIRED      OWNED    EXPIRATION
--------                                  -------------   ------   -------------
BARRON:...................................   1995*        Owned
   1512 E. Division Ave. (Hwy. 8)
   Barron, WI 54812

BLOOMER:..................................   1995*        Owned
   1203 17th Avenue
   Bloomer, WI 54724

CORNELL:..................................   1980*        Leased  month to month
422 Main Street
Cornell, WI 54732

ELLSWORTH:................................   1975*        Owned
   385 W. Main Street
   Ellsworth, WI 54011

HAYWARD:..................................   1984*        Owned
   10562 Kansas Avenue
   Hayward, WI 54843

HUDSON:...................................   1979*        Owned
   2000 Crestview Drive
   Hudson, WI 54016

SPOONER:..................................   1995*        Owned
   500 Front Street
   Spooner, WI 54801

ST. CROIX FALLS:..........................   1980*        Owned
   144 Washington Street N
   St. Croix Falls, WI 54024

STANLEY:..................................   1978*        Owned
   118 N. Broadway
   Stanley, WI 54768

GREATER GREEN BAY AREA:
   201 N. Monroe Avenue...................   1975*        Owned
   Green Bay, WI  54301-4995

   2255 University Avenue.................   1970*        Owned
   Green Bay, WI 54308-8046

   2357 S. Oneida Street..................   1971*        Owned
   Green Bay, WI  54304-5286

   2603 Glendale Avenue...................   1986*        Owned
   Green Bay, WI  54313-6823

   2370 East Mason Street.................   1985*        Owned
   Green Bay, WI 54302-3347

   2424 West Mason Street.................   1992*        Owned
   Green Bay, WI 54303-4711

   201 West Walnut St. (Operations Center)   1999*        Leased      2004
   Green Bay, WI 54303

   330 North Broadway.....................   1979*        Owned
   De Pere, WI  54115-5250

   749 Main Avenue........................   1972*        Owned
   De Pere, WI  54115-5190

                                          ORIGINAL DATE   LEASED
                                            LEASED OR       OR     DATE OF LEASE
LOCATION                                     ACQUIRED      OWNED    EXPIRATION
--------                                  -------------   ------   -------------
MARINETTE AREA:
   830 Pierce Avenue.....................    1972*        Owned
   Marinette, WI  54143-0318

   Pine Tree Mall........................    1978*        Leased      2003
   2314 Roosevelt Road
   Marinette, WI  54143-0345

PESHTIGO:
   616 French Street.....................    1975*        Owned
   Peshtigo, WI  54157-0193

CRIVITZ:
   315 Highway 141.......................    1985*        Owned
   Crivitz, WI   54114-0340

SHAWANO:
   835 E. Green Bay Avenue...............    1981*        Owned
   Shawano, WI  54166-0396

NEW LONDON:
   101 Park Street.......................    1969*        Owned
   New London, WI 54961

HORTONVILLE:
   209 South Nash Street.................    1979*        Owned
   Hortonville, WI  54944

BRILLION:
   314 N. Main Street....................    1973*        Owned
   Brillion, WI  54110-1198

NEW HOLSTEIN:
   2205 Wisconsin Avenue.................    1976*        Owned
   New Holstein,  WI  53061-1291

KIEL:
   622 Fremont Street....................    1970*        Owned
   Kiel, WI   53042-1321

STURGEON BAY:
   1227 Egg Harbor Road..................    1978*        Owned
   Sturgeon Bay, WI  54235-0068

WOODBURY, MINNESOTA:.....................    1995*        Owned
   8420 City Centre Drive
   Woodbury, MN 55125

---------------
*    Date originally opened by an acquired institution


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

                                             OFFICES AND POSITIONS
                                         WITH BANK MUTUAL CORPORATION         PRESENT OFFICE
NAME                          AGE            AND ITS SUBSIDIARIES             HELD SINCE(1)
----                          ---    -------------------------------------    --------------
Michael T. Crowley, Jr.       59     Chairman and Chief Executive                1983(2)
                                     Officer of Bank Mutual;
                                     Director, President and
                                     Chief Executive Officer of
                                     Mutual Savings Bank;
                                     Director of First Northern
                                     Savings Bank.

Michael D.  Meeuwsen          48     Director, President and Chief               1989(3)
                                     Operating Officer of Bank
                                     Mutual; Director, President and Chief
                                     Executive Officer of First Northern
                                     Savings Bank; Director of
                                     Mutual Savings Bank.


Eugene H. Maurer, Jr.         56     Senior Vice President and Secretary of      1982(4)
                                     Bank Mutual; Senior Vice
                                     President, Chief Financial
                                     Officer, Treasurer and
                                     Secretary of Mutual Savings
                                     Bank.

Rick B.  Colberg              49     Chief Financial Officer of Bank Mutual;     1980(5)
                                     Senior Vice President, Chief Financial
                                     Officer and Treasurer of First
                                     Northern Savings Bank.

Marlene M. Scholz             56     Senior Vice President of Bank Mutual;       1981(6)
                                     Senior Vice President and Controller of
                                     Mutual Savings Bank.

---------------
(1) Indicates date when individual first held office with Mutual Savings Bank or First Northern Savings Bank. Each of these persons became a Bank Mutual executive officer in 2000.

(2) Michael T. Crowley, Jr. is the president and chief executive officer of Mutual Savings Bank. He has served in those capacities since 1983 and 1985, respectively. He also serves as a director of various Mutual Savings Bank' subsidiaries. Mr. Crowley, Jr. also is a director of PULSE ATM Association, an ATM network of which Mutual Savings Bank and First Northern Savings Bank are members.

(3) Michael D. Meeuwsen is the president and chief executive officer of First Northern Savings Bank. He has served as president since 1989 and chief executive officer since 1989. He also serves as a director of the Federal Home Loan Bank of Chicago.

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

As of March 15, 2002, there were 22,310,165 shares of common stock outstanding and approximately 4,406 shareholders of record of the common stock. Bank Mutual became a publicly held corporation on November 1, 2000 and we did not pay a cash dividend in 2000. We paid a cash dividend of $0.28 per share in 2001 except for shares owned by MHC, which waived dividends for 2001. We increased our cash dividend to $0.08 per share to shareholders of record on February 20, 2002 and was paid March 4, 2002.

We anticipate that we will continue to pay quarterly cash dividends on our common stock, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment of dividends in the future is discretionary with our board of directors and will depend on our operating results and financial condition, regulatory limitations, tax considerations and other factors. For 2001 and 2002, the MHC has waived dividends from Bank Mutual.

Interest on deposits will be paid prior to payment of dividends on Bank Mutual's common stock. Earnings appropriated to bad debt reserves and deducted for federal income tax purposes cannot be used to pay cash dividends without the payment of federal income taxes on the amounts removed from the reserves for such purpose at the then current income tax rate.

Our common stock began trading on The Nasdaq Stock Market(R) on November 2, 2000. The high and low trading prices from that date through December 31, 2001 by quarter, were as follows:


                        COMMON STOCK TRADING PRICE RANGE
                           (High and Low Sales Price)

                                           2001                    2000
                                    ------------------      ------------------
                                     High         Low        High         Low
                                    ------      ------      ------      ------
1st Quarter                         $11.72      $ 9.44         n/a         n/a
2nd Quarter                         $14.31      $10.25         n/a         n/a
3rd Quarter                         $18.00      $13.60         n/a         n/a
4th Quarter                         $17.04      $14.85      $10.25*      $7.75*

--------------
* The price is the high and low sales price from November 1, 2000 (date of restructuring) to December 31, 2000.


During the first two months of 2002, Bank Mutual's common stock sales price ranged between $17.28 to $15.23 per share, and closed on March 1, 2002 at $17.10 per share.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL HIGHLIGHTS

The following table provides selected financial data for Bank Mutual for its past five fiscal years. The data is derived from Bank Mutual's (and Mutual Savings') audited financial statements, although the table itself is not audited. The following data should be read together with Bank Mutual's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report.

On November 1, 2000, Mutual Savings Bank converted from a mutual to stock form of organization, completing a restructuring that resulted in the creation of Bank Mutual as its publicly-held holding company. The transactions included Bank Mutual's stock offering and Bank Mutual's related acquisition of First Northern. Under the purchase accounting method, First Northern's results are included from the date of acquisition and results prior to those dates are those of Mutual Savings Bank.

                                                                           AT DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                   2001          2000          1999             1998          1997
                                                -----------   -----------   -----------      -----------   -----------
                                                     (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
SELECTED FINANCIAL CONDITION DATA:
Assets ......................................   $ 2,905,790   $ 2,789,532   $ 1,769,506      $ 1,872,862   $ 1,826,080
Loans receivable, net .......................     1,831,155     1,972,636     1,082,795        1,037,589     1,255,082
Loans held for sale .........................        32,321         7,469           541           27,723        13,397
Securities available-for-sale, at fair value:
   Investment securities ....................        93,059        94,129        57,763          116,534       159,208
   Mortgage-related securities ..............       521,084       464,873       374,100          270,897       225,906
Foreclosed properties and repossessed assets            382         2,281         3,018            3,505           159
Goodwill ....................................        52,570        55,967         8,254(2)        21,162        20,858
Other intangible assets .....................         6,396         7,057         3,242(2)         8,624         9,503
Deposits ....................................     2,090,440     1,894,820     1,343,007        1,398,858     1,362,330
Borrowings ..................................       465,360       567,624       242,699          270,822       270,867
Shareholders' equity ........................       304,098       284,397       163,820          175,743       163,052
Tangible shareholders' equity ...............       247,737       224,199       153,624          149,415       136,502
Shares outstanding ..........................    22,337,165    22,341,665           n/a              n/a           n/a
Book value per share ........................         13.61         12.73           n/a              n/a           n/a
Tangible book value per share ...............         11.09         10.04           n/a              n/a           n/a

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                          2001         2000         1999(2)       1998       1997(2)
                                       ----------   ----------     ---------    ----------   ---------
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNT)
SELECTED OPERATING DATA:
Total interest income ..............   $ 190,986    $ 135,711      $ 118,302    $ 125,470    $ 115,993
Total interest expense .............     119,372       84,980         75,337       80,017       72,194
                                       ---------    ---------      ---------    ---------    ---------
   Net interest income .............      71,614       50,731         42,965       45,453       43,799
Provision for loan losses ..........         723          423            350          637        1,065
                                       ---------    ---------      ---------    ---------    ---------
   Net interest income after
     provision for loan losses .....      70,891       50,308         42,615       44,816       42,734
                                       ---------    ---------      ---------    ---------    ---------
Total noninterest income ...........      16,480        9,250          7,984        8,440        6,159
                                       ---------    ---------      ---------    ---------    ---------
Noninterest expense:
   Amortization of goodwill ........       3,098        1,066         12,908        1,749        1,265
   Amortization of intangible assets         662          331          5,382          989          676
   Other noninterest expense .......      51,244       34,747         32,989       32,783       30,145
                                       ---------    ---------      ---------    ---------    ---------
     Total noninterest expense .....      55,004       36,144         51,279       35,521       32,086
                                       ---------    ---------      ---------    ---------    ---------
   Income before income taxes ......      32,367       23,414           (680)      17,735       16,807
Income tax expense .................      12,084        8,709          3,803        6,584        6,622
                                       ---------    ---------      ---------    ---------    ---------
   Net income (loss) ...............   $  20,283    $  14,705      $  (4,483)   $  11,151    $  10,185
                                       =========    =========      =========    =========    =========
Earnings per share-basic ...........   $    0.95    $    0.15(1)         n/a          n/a          n/a
Earnings per share-diluted .........   $    0.94    $    0.15(1)         n/a          n/a          n/a
Cash dividends paid per share ......   $    0.28          n/a            n/a          n/a          n/a

                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                2001       2000       1999       1998      1997
                                                               ------     ------     ------     ------    ------
SELECTED FINANCIAL RATIOS:
Net interest margin .....................................        2.67%      2.76%      2.44%      2.58%     2.76%
Average net interest rate spread ........................        2.22       2.26       2.03       2.16      2.31
Return on average assets ................................        0.71       0.76      (0.24)      0.60      0.62
Return on assets, excluding goodwill
   and other intangible assets ..........................        0.85       0.84       0.64       0.74      0.73
Return on average shareholders' equity ..................        6.85       7.86      (2.55)      6.57      6.52
Return on average shareholders' equity excluding
   goodwill and other intangible assets .................       10.01       9.47       7.71       6.16      6.25
Efficiency ratio, excluding amortization of goodwill
   and other intangible assets ..........................       58.65      58.34      65.20      61.56     61.66
Noninterest expense (excluding amortization of
   goodwill and other intangible assets) as a
   percent of adjusted average assets ...................        1.83       1.82       1.82       1.80      1.84
Shareholders' equity to total assets ....................       10.47      10.20       9.26       9.38      8.93
Tangible shareholders' equity to adjusted assets ........        8.69       8.21       8.73       8.09      7.59

SELECTED ASSET QUALITY RATIOS:
Non-performing loans to loans receivable, net ...........        0.19%      0.16%      0.44%      0.65%     0.84%
Non-performing assets to total assets ...................        0.14       0.19       0.44       0.55      0.58
Allowance for loan losses to non-performing loans .......      345.90     392.12     144.54     101.86     68.65
Allowance for loan losses to non-performing assets 312.13      226.55      88.79      66.98      67.62
Allowance for loan losses to total loans ................        0.67       0.62       0.64       0.66      0.57
Charge-offs to average loans ............................        0.04       0.01       0.02       0.08      0.02

--------------
(1) From date of restructuring (November 1, 2000) to December 31, 2000 based upon 21,570,803 weighted-average shares outstanding. No shares were outstanding prior to November 1, 2000.

(2) Mutual Savings Bank acquired First Federal on March 31, 1997. Because the transaction was accounted for using the purchase method of accounting, First Federal's results are included only from the date of acquisition. In 1999, Bank Mutual's non-interest expense included a special write-off of intangible assets of $15.6 million, resulting from the acquisition of First Federal, which Mutual Savings Bank deemed to be impaired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bank Mutual is a United States corporation chartered by the OTS. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and as of November 1, 2000, converted from a mutual savings bank to a mutual holding company. Bank Mutual became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC, a U.S.-chartered mutual holding company of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares, or 50.1% of Bank Mutual's common stock.

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

On November 1, 2000, Bank Mutual acquired First Northern, the parent of First Northern Savings Bank. In the First Northern Acquisition, Bank Mutual issued to former First Northern shareholders 5,007,485 shares of Bank Mutual common stock and paid $75.1 million in cash. The First Northern Acquisition was accounted for using the purchase method of accounting; therefore, First Northern results and financial data are included in Bank Mutual results and financial data only from and after the November 1, 2000 acquisition date. Prior to that date, the data are those of Mutual Savings Bank. The First Northern Acquisition substantially affects the comparison of the financial condition of Bank Mutual at December 31, 2000 and 1999, and the comparisons of results of operations among all three years.

In connection with the following discussion, see "Cautionary Statements" in Item 1 of this document regarding forward-looking statements and factors that could impact the business and financial prospects of Bank Mutual.


SIGNIFICANT ACCOUNTING POLICIES

There are a number of accounting policies that we established which require us to use our judgement. Some of the more significant policies are as follows:

     o Establishing the amount of the allowance for loan losses requires the use of our judgement. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. See "Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies - Allowance for Loan Losses" for a discussion of the risk components. If we misjudge a major component and experience a loss, it will likely affect our earnings. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

     o Another valuation that requires our judgement relates to mortgage servicing rights. Essentially, mortgage servicing rights are established on loans (primarily mortgage loans) that we originate and sell. We allocate a portion of a loan's book basis to mortgage servicing rights when a loan is sold, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if our actual prepayment experience exceeds what we originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. This impairment would be recorded as a charge to earnings.

     o We also use our judgement in the valuation of other intangible assets (core deposit based intangibles). Core deposit based intangible assets have been recorded for core deposits (defined as transaction accounts such as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit based intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.


COMPARISONS OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

Bank Mutual's total assets increased $116.3 million, or 4.2%, to $2.91 billion at December 31, 2001, from $2.79 billion at December 31, 2000. The increase in assets was the result of increased federal funds sold, interest-earning deposits and securities, which were funded primarily from the growth in deposits. These and other factors affecting the total assets are discussed in more detail below.

Federal funds sold rose substantially to a total of $175.0 million at December 31, 2001 from $20.0 million at the end of the previous year. This increase was primarily the result of cash from sales of fixed rate mortgage loans and deposit growth being invested in federal funds. Bank Mutual anticipates that it will reinvest these short-term funds into loans, investment securities and mortgage-related securities in 2002. However, Bank Mutual's ability to reinvest these funds in higher-yielding assets will depend on other factors such as loan demand and the availability of objective investment opportunities, and assumes that these funds will not be needed for other corporate purposes such as deposit withdrawals. Interest-earning deposits also increased primarily due to similar factors.

Investment securities available-for-sale decreased $1.1 million as a result of maturing investments which were reinvested into federal funds sold.

Mortgage-related securities increased $56.2 million in 2001 primarily as the result of the investment of cash generated from loan sales and deposit growth. In addition, throughout 2001, mortgage-related securities experienced a historically high rate of prepayments due to repayments and prepayments of the underlying mortgages. A majority of the cash from these prepayments was reinvested in mortgage-related securities. The effect of these purchases was to reduce the average yield on the mortgage-related portfolio to 6.46% at December 31, 2001, from 6.79% at December 31, 2000. See Item 1 hereof for further information as to our investment portfolio; the caption "Investment Activities" is incorporated herein by reference.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

                                              DURING THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 2001                    2000
                                              ----------              ----------
                                                        (IN THOUSANDS)
Originations:
   Mortgage loans .........................   $  691,466              $  189,706
   Consumer loans .........................      242,580                 141,943
   Commercial business loans ..............       30,202                  23,189
                                              ----------              ----------
      Total loans originated ..............      964,248                 354,838

Purchases:
   Mortgage loans .........................        8,885                  19,213
   First Northern loans (1) ...............           --                 847,888
                                              ----------              ----------
      Total loans purchased ...............        8,885                 867,101
                                              ----------              ----------

Total loans originated and purchased ......   $  973,133              $1,221,939
                                              ==========              ==========

--------------
(1) First Northern loans, at November 1, 2000, before deductions of undisbursed loan proceeds, allowance for loan losses, discounts and premiums.


Loan originations increased $609.4 million in 2001 primarily as a result of historically low interest rates which prompted consumers to refinance their loans and as a result of the First Northern Acquisition. Existing higher interest rate fixed rate mortgage loans and adjustable rate mortgage loans were refinanced primarily into lower interest rate fixed rate mortgage loans. These fixed rate mortgage loans were sold in the secondary market. Consumer loan originations also increased substantially due to the First Northern Acquisition and as consumers consolidated debts or refinanced their existing debt. A majority of the consumer loan originations were second mortgage loans. Commercial loan originations increased as a result of our emphasis on commercial lending. We anticipate that we will continue our emphasis on consumer and commercial loan originations as it aids in our interest rate risk management and provides for higher yields, although at somewhat more risk than traditional mortgage products.

Total loans receivable-net decreased $141.5 million as a result of our sale of $309.6 million of single family mortgage loans. We sell a majority of our fixed rate mortgage loan originations to reduce our interest rate risk. Within the total loan portfolio, our multi-family portfolio grew $26.0 million; our commercial real estate portfolio increased $46.9 million; the construction and development portfolio increased $31.4 million; and the commercial business loan portfolio increased $1.1 million. We believe these loan portfolios grew as a result of our emphasis on these types of loans to meet a need in our market areas. Our one-to-four- family portfolio decreased by $215.8 million primarily as a result of customer refinancings and subsequent loan sales. For further information on our loans, see "Asset Quality" in Item 1 hereof, which is incorporated herein by reference.

Presently, goodwill is being amortized over a 20 year life. However, the Financial Accounting Standards Board ("FASB") has released a "Business Combinations and Intangible Assets - Accounting for Goodwill" pronouncement which will significantly impact how we account for goodwill. The FASB pronouncement eliminates amortization of goodwill and requires an annual analysis for impairment. After December 31, 2001, if goodwill is found to be impaired, it would be expensed in the period in which it became impaired. A similar impairment occurred in 1999 with respect to $15.6 million of intangible assets resulting from the 1997 acquisition of First Federal. Other intangible assets will continue to be amortized.

Other assets are primarily comprised of the following:

                                                     AT DECEMBER 31,
                                                  ---------------------
                                                    2001         2000
                                                  --------     --------
                                                      (IN THOUSANDS)
Accrued Interest:
   Mortgage-related securities ................   $  2,431     $  2,394
   Investment securities ......................      1,721        1,749
   Loans receivable ...........................      9,436       11,692
                                                  --------     --------
         Total accrued interest ...............     13,588       15,835

Foreclosed properties and repossessed assets ..        382        2,281
Premises and equipment ........................     43,187       43,846
Federal Home Loan Bank stock, at cost .........     31,233       28,926
Life insurance policies .......................     15,938       15,400
Mortgage servicing rights .....................      4,251        3,442
Other .........................................      8,714       11,949
                                                  --------     --------
                                                  $117,293     $121,679
                                                  ========     ========


Our foreclosed properties and repossessed assets decreased $1.9 million to $0.4 million at December 31, 2001 primarily as a result of the sale of a large foreclosed property. We believe that we continue to have good quality assets and the homes, boats, recreational vehicles and other items that have been repossessed, are small in dollar amount in comparison to the size of our loan portfolio.

Premises and equipment decreased slightly in 2001 primarily as a result of their depreciation. As we previously discussed, we began to implement a new PC based teller system; however, this implementation began in late 2001 and we anticipate that the rest of the system will be purchased and installed in 2002. Further, we are continuing our search for a new loan processing software system and anticipate that the software may be purchased in 2002. The effect of both of these events will be to increase our equipment depreciation expense in future periods.

FHLB of Chicago stock increased $2.3 million primarily as a result of increased borrowings early in 2001 and stock dividends paid by the FHLB of Chicago. As we grow our interest-earning assets, we may need to borrow additional amounts from the FHLB of Chicago. The FHLB of Chicago requires the ownership of FHLB of Chicago stock to increase as borrowings increase. The FHLB of Chicago has targeted a rate of return for their stock of 1% over the 1 year constant maturity Treasury note yield. Historically, the FHLB of Chicago stock has met or exceeded its targeted returns but we cannot assure that will continue. See "Notes to Consolidated Financial Statements - Note 6. Borrowings."

Life insurance policies or bank owned life insurance ("BOLI") is an asset that is used to partially offset the future cost of employee benefits. BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by us. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant's death.

Mortgage servicing rights are created when loans are sold with rights to service the loans retained by us. The anticipated servicing fees and income less costs to service the loans, are present valued over the estimated life of the loan and is recorded as an asset at the date of the loan sales. This mortgage servicing rights asset is then amortized against income in proportion to and over the expected period of net servicing income. Mortgage servicing rights increased $0.8 million in 2001 primarily as a result of the sales of fixed rate mortgage loans.

Deposits increased $195.6 million in the year 2001. We believe the stock market decline in 2001 and world events throughout 2001 have made some consumers re-evaluate their investment objectives and, hence, their investment portfolios. As a result of this re-evaluation, more investors have included a greater percentage of insured deposits within their investment mix. We also believe that deposit growth (or shrinkage) in 2002 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

Our borrowings decreased $102.3 million in 2001 as a result of the cash received from loan sales and the increase in deposits. We anticipate that we will continue to pay off maturing borrowings in 2002 as a result of our cash position, although our ability to make those payments will depend upon our actual future results and our future financial needs.

Most of our borrowings are from the Federal Home Loan Bank of Chicago. Of these amounts, approximately $205.0 million were callable by the FHLB at December 31, 2001. We reflect them in our financial statements as due in 2004, which is their stated maturity date, because we have received indications from the FHLB that other borrowings would be available if the borrowings are called earlier.

Shareholders' equity increased $19.7 million as a result of the net income and increased comprehensive income in 2001. Our shareholders' equity to total asset ratio at December 31, 2001 was 10.5% as compared to 10.2% at December 31, 2000. We began a stock repurchase program in 2001 and as of December 31, 2001, we had repurchased 333,500 shares at an average cost of $14.75 per share. We used 329,000 of the 333,500 shares repurchased to institute a restricted stock awards program under the Bank Mutual Corporation 2001 Stock Incentive Plan, which shareholders approved in May 2001. See "Notes to Consolidated Financial Statements - Note 9. Stock-Based Benefit Plans."

We paid a cash dividend of $0.28 per share in 2001. The dividend payout was 14.1% since Mutual Savings Bancorp, MHC elected to waive cash dividends in 2001 on its 11,193,174 shares of Bank Mutual.

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made since we do not have any tax exempt investments. Average balances are derived from average daily balances. The yield on securities available-for-sale is included in investment securities and mortgage-related securities and yields are calculated on the historical basis. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability.

                                                         AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
                               -------------------------------------------------------------------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
                               -------------------------------------------------------------------------------------------------
                                             2001                             2000                             1999
                               -------------------------------  -------------------------------  -------------------------------
                                            INTEREST   AVERAGE               INTEREST   AVERAGE               INTEREST   AVERAGE
                                AVERAGE      EARNED/    YIELD/   AVERAGE      EARNED/    YIELD/   AVERAGE      EARNED     YIELD
                                BALANCE       PAID       COST    BALANCE       PAID       COST    BALANCE       PAID       COST
                               ----------  ----------  -------  ----------  ----------  -------  ----------  ----------  -------
                                                                (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS (1):
  Loans receivable, net .....  $1,932,281  $  147,558   7.64%   $1,263,100  $   96,511   7.64%    1,069,568   $  79,623   7.44%
  Mortgage-related securities     480,856      31,042   6.46       466,924      31,725   6.79       290,772      18,479   6.36
  Investment securities .....     145,889       8,212   5.63        74,396       5,412   7.27        82,452       4,518   5.03
  Interest-earning deposits .      29,485         994   3.37        12,735         791   6.21       116,295       5,539   4.76
  Federal funds .............      96,142       3,180   3.31        20,708       1,272   6.14       198,420      10,143   5.11
                               ----------  ----------   ----    ----------  ----------   ----    ----------  ----------   ----
    Total interest-earning
     assets .................   2,684,653     190,986   7.11     1,837,863     135,711   7.38     1,757,507     118,302   6.73
Noninterest-earning assets...     175,079                           91,401                           80,369
                               ----------                       ----------                       ----------
    Total average assets.....  $2,859,732                       $1,929,264                       $1,837,876
                               ==========                       ==========                       ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
  Savings deposits...........  $  209,020  $    3,902   1.87    $  157,516       3,837   2.44    $  163,102       3,885   2.38
  Money market accounts......     318,211      12,200   3.83       233,549      12,208   5.23       203,924       9,796   4.80
  Interest-bearing
    demand accounts..........     128,435       1,208   0.94        96,432         992   1.03        89,139         940   1.05
  Time deposits..............   1,262,584      71,974   5.70       849,328      48,750   5.74       872,824      46,470   5.32
                               ----------  ----------   ----    ----------  ----------   ----     ---------   ---------   ----
    Total deposits...........   1,918,250      89,284   4.65     1,336,825      65,787   4.92     1,328,989      61,091   4.60
  Advance payment by borrowers
    for taxes and insurance..      22,307         399   1.79        14,047         332   2.36        12,227         313   2.56
  Borrowings.................     502,881      29,689   5.90       309,746      18,861   6.09       263,400      13,933   5.29
                               ----------  ----------   ----    ----------  ----------   ----    ----------   ---------   ----
    Total interest-
       bearing liabilities...   2,443,438     119,372   4.89     1,660,618      84,980   5.12     1,604,616      75,337   4.70
                               ----------  ----------   ----    ----------  ----------   ----    ----------   ---------   ----

NONINTEREST-BEARING LIABILITIES
  Noninterest-bearing
    deposits.................      82,368                           50,959                           43,402
  Other noninterest-
    bearing liabilities......      37,626                           30,706                           14,098
                               ----------                        ---------                       ----------
    Total noninterest-
    bearing liabilities......     119,994                           81,655                           57,500
                               ----------                        ---------                       ----------
    Total liabilities........   2,563,432                        1,742,283                        1,662,116
  Equity.....................     296,299                          186,981                          175,760
                               ----------                        ---------                       ----------
    Total average liabilities
       and equity............  $2,859,732                       $1,929,264                       $1,837,876
                               ==========                       ==========                       ==========
Net interest income and net
    interest rate spread (2).              $   71,614   2.22                $   50,731   2.26                 $  42,965   2.03
                                           ==========                       ==========                        =========
Net interest-earning
    assets and net interest
        margin (3)...........  $  241,215               2.67%   $  177,245               2.76%   $  152,891               2.44%
                               ==========               ====    ==========               ====    ==========               ====
Average interest-earnings
  assets to average interest-
  bearing liabilities........        1.10x                            1.11x                            1.10x

---------------
(1) For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

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

                                                    YEAR ENDED DECEMBER 31,
                                                     2001 COMPARED TO 2000
                                                  INCREASE (DECREASE) DUE TO
                                               -------------------------------
                                                VOLUME      RATE         NET
                                               --------   --------    --------
                                                        (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable ............................  $ 51,047    $     --    $ 51,047
Mortgage-related securities .................       886      (1,569)       (683)
Investment securities .......................     4,243      (1,443)      2,800
Interest-earning deposits ...................       687        (484)        203
Federal funds ...............................     2,734        (826)      1,908
                                               --------    --------    --------
      Total .................................    59,597      (4,322)     55,275
                                               --------    --------    --------
INTEREST-BEARING LIABILITIES:
Savings deposits ............................     1,085      (1,020)         65
Money market deposits .......................     3,765      (3,773)         (8)
Interest-bearing demand deposits ............       309         (93)        216
Time deposits ...............................    23,566        (342)     23,224
Advance payment by borrowers for taxes
   and insurance.............................       161         (94)         67
Borrowings ..................................    11,434        (606)     10,828
                                               --------    --------    --------
      Total..................................    40,320      (5,928)     34,392
                                               --------    --------    --------
Net change in net interest income ...........  $ 19,277    $  1,606    $ 20,883
                                               ========    ========    ========

                                                    YEAR ENDED DECEMBER 31,
                                                     2000 COMPARED TO 1999
                                                  INCREASE (DECREASE) DUE TO
                                               -------------------------------
                                                VOLUME      RATE         NET
                                               --------   --------    --------
                                                        (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable ............................  $ 14,739    $  2,149    $ 16,888
Mortgage-related securities .................    11,889       1,357      13,246
Investment securities .......................      (475)      1,369         894
Interest-earning deposits ...................    (6,051)      1,303      (4,748)
Federal funds ...............................   (10,579)      1,708      (8,871)
                                               --------    --------    --------
      Total .................................     9,523       7,886      17,409
                                               --------    --------    --------
INTEREST-BEARING LIABILITIES:
Savings deposits ............................      (135)         87         (48)
Money market deposits .......................     1,501         911       2,412
Interest-bearing demand deposits ............        75         (23)         52
Time deposits ...............................    (1,276)      3,556       2,280
Advance payment by borrowers for taxes
   and insurance.............................        44         (25)         19
Borrowings ..................................     2,651       2,277       4,928
                                               --------    --------    --------
         Total ..............................     2,860       6,783       9,643
                                               --------    --------    --------
Net change in net interest income ...........  $  6,663    $  1,103    $  7,766
                                               ========    ========    ========

COMPARISONS OF OPERATING RESULTS FOR YEARS ENDED DECEMBER 31, 2001 AND 2000

GENERAL

Net income for the year ended December 31, 2001 was $20.3 million as compared to $14.7 million of the year ended December 31. 2000. The increase is primarily a result of including a full year of operations of First Northern Savings Bank in 2001 and historically low interest rates, which produced record mortgage loan originations and sales.


NET INTEREST INCOME

Net interest income for 2001 increased $20.9 million, or 41.2%, to $71.6 million for 2001 as compared to $50.7 million for 2000. Net interest income increased primarily as a result of the First Northern Acquisition and growth in interest earning assets. The net interest margin for 2001 was 2.67%, as compared to 2.76% in 2000. Interest rates were substantially affected by Federal Reserve actions during 2001. The net interest margin was compressed throughout 2000 as a result of market interest rates moving upward as the Federal Reserve moved to increase interest rates early in the year to slow the pace of the economic expansion. However, the Federal Reserve quickly reversed its restrictive growth mode, beginning in early 2001, by reducing interest rates throughout 2001. Reduced interests rates have historically improved the Banks' net interest margin, as the Banks are generally able to reduce the interest rates paid on interest-bearing liabilities more quickly than interest rates charged on interest-earning assets. That was mitigated somewhat during 2001 by the high level of mortgage refinancing activity in which higher interest rate loans were paid off. Also, if the dollar amount of the loan portfolio continues to decrease and short-term investments increase, the net interest margin may compress.


TOTAL INTEREST INCOME

Total interest income increased $55.3 million, or 40.7%, to $191.0 million for 2001 as compared to $135.7 million for 2000. The increase in total interest income was primarily the result of the First Northern Acquisition and growth in federal funds sold and securities.

Interest income on loans rose substantially in 2001 primarily from the First Northern Acquisition. Our loan originations were strong in 2001, especially fixed interest rate mortgage loans; however, we sell the majority of our fixed rate mortgage loans to the secondary market. We sell fixed rate mortgage loans to reduce our interest rate risk. In addition to respond to the lower interest rate environment, we allowed some customers with our adjustable interest rate mortgage loans to reduce their interest rate for a fee, before the expiration of their initial lock-in period or next adjustment date. These actions, along with our continued emphasis on multi-family and commercial loan originations, stabilized our average yield at 7.64% for 2001.

Interest on investments increased $2.8 million as a result of the full years results from the First Northern Acquisition and the increase in securities in 2001.

Interest on mortgage-related securities decreased $0.7 million in 2001 although the average balances of mortgage-related securities for 2001 increased $13.9 million. The average yield on mortgage-related securities in 2001 decreased to 6.46% from 6.79% in 2000. This decrease in yield was the result of prepayments of higher yielding mortgage-related securities and the reinvestment of those dollars and additional money into lower-yielding mortgage-related securities.

Interest income on interest-earning deposits increased $2.1 million in 2001 as a result of additional dollars invested throughout 2001. As deposits and loan sales increased, the additional cash was invested in short-term investments. However, as market interest rates decreased (as a result of the Federal Reserve's actions) the yield on these investments also decreased.

TOTAL INTEREST EXPENSE

Interest expense on deposits increased $23.5 million, or 35.7%, to $89.3 million in 2001 compared to $65.8 million in 2000. This increase was the result of the effect of the First Northern Acquisition over the full year and growth in deposits. We believe the growth in deposits was the result of the uncertainties in the stock market and world events. At the same time, market interest rates were being decreased as a result of Federal Reserve actions thereby reducing the average cost of deposits to 4.65% for 2001 as compared to 4.92% for 2000. If the stock market value would rise and world events stabilize, we believe some of the deposits we acquired in 2001 may be withdrawn to fund customer investments in the stock market.

Borrowing expense increased $10.8 million, or 57.4%, to $29.7 million in 2001 as compared to $18.9 million in 2000. This increase is a result of the full year affect of the First Northern Acquisition partially offset by the reduction in borrowings. Most of the borrowings are with FHLB of Chicago and have fixed interest rates and terms. As these borrowings mature, we anticipate using the short-term investments to pay the borrowings off. See "Notes to Consolidated Financial Statements - Note 6. Borrowings."


PROVISION FOR LOAN LOSSES

We provided $723,000 for loan losses in 2001 as compared to $423,000 in 2000. The provision was increased in 2001 as a result of the change in the loan portfolio mix (reduction in one-to-four family loans and an increase in comparatively riskier multi-family and commercial loans) and charge-offs, as well as the weakening of the economy. The allowance for loan losses at December 31, 2001 was $12.2 million or 345.9% of non-performing loans and 312.1% of non-performing assets. The loan loss allowance to total loans is 0.67% as compared to 0.62% at December 31, 2000. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated future losses. The establishment of the amount of the loan loss allowance inherently involves judgements by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances.


NONINTEREST INCOME

Total noninterest income increased $7.2 million, or 78.2%, to $16.5 million in 2001 as compared to $9.3 million in 2000. The increase is primarily the result of the First Northern Acquisition and a significant increase in gains on the sales of loans.

Service charges on deposits and brokerage and insurance commissions increased $1.6 million and $0.7 million, respectively, as a result of the First Northern Acquisition and increased sales of tax-deferred annuity products.

Loan related fees increased $0.1 million primarily as a result of two factors. First, fees collected on adjustable rate mortgage loans that had their interest rates reduced before their initial lock-in period had expired or before their next interest adjustment date. The fee varied with the option the customer chose. Second, fees collected from our fixed rate modification program which allowed fixed rate mortgage loan customers to negotiate a lower fixed rate without the cost of a complete refinance of their existing mortgage loan.

Gains on the sales of loans increased $3.7 million to $4.0 million in 2001 as compared to $0.3 million in 2000. This substantial increase was the result of low market interest rates, which spurred significant refinancings and a large number of fixed rate mortgage loans to be originated. We sell most of these fixed rate mortgage loans to the secondary market to reduce our interest rate risk. We anticipate that loan sales, and related fee income, will be substantially less in 2002 as compared to 2001 if interest rates stabilize or rise from December 31, 2001 levels.

Other noninterest income increased $1.1 million or 35.2% to $4.3 million in 2001 as compared to $3.2 million in 2000. The increase is primarily the result of the First Northern Acquisition, a settlement of a life insurance policy and other miscellaneous fees.

NONINTEREST EXPENSE

Total noninterest expense increased $18.9 million to $55.0 million in 2001 as compared to $36.1 million in 2000. The increase was primarily the result of the acquisition of First Northern and its first full year of operations, the implementation of stock-based benefit plans and normal increased cost of operations.

Compensation expense increased $9.5 million or 49.6% to $28.7 million in 2001 as compared to $19.2 million in 2000. The increase was the result of: (i) the acquisition of First Northern and its first full year of operations; (ii) the $1.5 million in expense associated with the employee stock ownership plan; (iii) the implementation of a restricted stock awards plan resulting in $387,000 of expense in 2001; (iv) increased health care costs; and (v) incentive payouts to loan originators for the high volume of loan originations. The costs associated with stock awards are likely to increase in 2002 because 2001 results included only seven months of expense relating to awards of 205,000 shares granted in May 2001, and two months of expense relating to the award of 125,000 shares in November. Assuming no further grants or forfeitures, we expect those factors to add approximately $500,000 in expense in 2002 as compared to 2001.

Occupancy and equipment expense increased $3.0 million primarily from the acquisition of First Northern and its first full year of operations with Bank Mutual. Also, we recently began to replace our existing teller platform equipment with new PCs however; we still are in the process of accomplishing this objective. In addition, we anticipate that we will purchase a new loan origination/documentation system in mid to late 2002. We currently do not know the cost of this system as it depends upon the precise options chosen. The effect of both of these events will be to increase our equipment expense.

Bank Mutual has announced that it expects to combine Mutual Savings Bank and First Northern Savings Bank in 2003. This schedule remains subject to change and refinement. Bank Mutual does not expect significant cost savings resulting from the combined operations in 2002 or 2003.

The amortization of goodwill and the amortization of other intangible assets increased substantially in 2001 as compared to 2000. The $2.0 million increase in the amortization of goodwill and the $331,000 increase in the amortization of other intangibles were the result of the increased amortization from the goodwill and other intangible assets created from the acquisition of First Northern in November 2000. The amortization of goodwill will be significantly changed in 2002 as a result of SFAS No. 142. While other intangibles will continue to be amortized, goodwill will no longer be amortized over a stated period of time but rather it will remain on the statement of financial condition and periodically be tested for impairment. If goodwill is found to be impaired, the impaired amount will be expensed to current operations, which would likely substantially negatively affect the results in any period in which such an impairment was determined. Assuming no impairment of goodwill during the period, annual amortization expense is expected to decrease by approximately $3.1 million per year. See "Notes to Consolidated Financial Statements -- Note 1. Summary of Significant Accounting Policies -- Pending Accounting Changes."

Our efficiency ratio excluding the amortization of goodwill and other intangible assets was 58.7% in 2001 as compared to 58.3% in 2000.


INCOME TAXES

Income tax expense increased $3.4 million to $12.1 million in 2001 as compared to $8.7 million in 2000. The increase was the result of increased taxable income. The effective income tax rate in 2001 was 37.3% as compared to 37.2% in 2000.

COMPARISONS OF OPERATING RESULTS FOR YEARS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

The First Northern Acquisition also substantially affects the comparison of operating results for the years ended December 31, 2000 and 1999. Results of First Northern Savings Bank are included in Bank Mutual only from and after the November 1, 2000 date of the acquisition.

Net income for the year ended December 31, 2000, was $14.7 million as compared to a loss of $4.5 million for the year ended December 31, 1999. The increase was primarily the result of the elimination of the $15.6 million charge in 1999 related to the impairment of intangible assets from the 1997 acquisition of First Federal. In 1999, $15.6 million of intangible assets from that acquisition were determined to be impaired and therefore expensed.


NET INTEREST INCOME

Net interest income for 2000 increased $7.8 million, or 18.1%, to $50.7 million for 2000 as compared to $43.0 million for 1999. Net interest income increased as a result of the net increase in interest-earning assets and net interest margin.


TOTAL INTEREST INCOME

Total interest income increased $17.4 million, or 14.7%, to $135.7 million for 2000 as compared to $118.3 million for 1999. The increase in total interest income was primarily attributed to the First Northern Acquisition, and growth in our loan portfolio and mortgage-related securities.

We continued to emphasize loan growth in 2000 especially our multi-family and commercial real estate mortgage loans, consumer loans and commercial and industrial loans. The loan growth along with an increase in the yield on average loans increasing to 7.64% from 7.44% and the First Northern Acquisition resulted in an increase in our interest income on loans of $16.9 million or 21.2%.

Interest on investments increased $894,000 to $5.4 million in 2000 as compared to $4.5 million in 1999. Average investment securities decreased $8.1 million in 2000 as compared to 1999; however, the average yield on investments increased to 7.27% from 5.03%. Average investment securities decreased as a result of maturing investment securities being reinvested in mortgage-related securities and loans.

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

Interest income on interest-earning deposits decreased $13.6 million to $2.1 million in 2000 as compared to $15.7 million in 1999. The decrease was the result of our reinvestment of interest-earning deposits into mortgage-related securities.


TOTAL INTEREST EXPENSE

Interest expense on deposits increased $4.7 million, or 7.7%, to $65.8 million for 2000 as compared to $61.1 million for 1999. The increase in interest expense on deposits was the result of the First Northern Acquisition and increased average cost of deposits. Average total deposits increased $7.8 million primarily as a result of the First Northern Acquisition which was partially offset by our decision not to match competitors' highest deposit interest rate offerings in anticipation of upcoming lower market interest rates. In addition, renewing deposits and/or new deposits were at interest rates that were higher interest rates than the average cost of existing deposits. The average cost of deposits increased to 4.92% in 2000 as compared to 4.60% in 1999.

Interest expense on borrowings increased $4.9 million, or 35.4%, to $18.9 million in 2000 as compared to $13.9 million in 1999. Average borrowings outstanding in 2000 increased $46.3 million as a result of the First Northern Acquisition. In addition, the cost of borrowing throughout 2000 increased to 6.09% as compared to 5.29% in 1999. This increased cost of borrowings was the result of increased rates on borrowing early in 2000 and the increased dollar amount of borrowings from the First Northern Acquisition.


PROVISION FOR LOAN LOSSES

We provided $423,000 for loan losses in 2000 as compared to $350,000 in 1999. In addition, the allowance for loan losses includes the effect of adding First Northern's $5.0 million at the time of the First Northern Acquisition. The allowance for loan losses at December 31, 2000, was $12.2 million or 392.1% of non-performing loans and 226.6% of non-performing assets. The loan loss allowance to total loans ratio was 0.62% at December 31, 2000, as compared to 0.64% at December 31, 1999.


NONINTEREST INCOME

Total noninterest income increased $1.3 million, or 15.9%, to $9.3 million in 2000 as compared to $8.0 million in 1999. The increase was the result of increased service charges on deposits, brokerage and insurance commissions, and other interest income.

The increase of $303,000 in service charges on deposits was primarily the result of the First Northern Acquisition, which increased the number of checking accounts. Checking accounts are the predominant source of service charges.

Brokerage and insurance commissions increased $111,000, or 6.1%, to $1.9 million in 2000 as compared to $1.8 million in 1999. The First Northern Acquisition provided the majority of the increase.

Gains on the sale of loans decreased to $301,000 in 2000 as compared to $497,000 in 1999. The decrease was the result of reduced loan sales ($32.4 million) in 2000 as compared to 1999 ($56.9 million). Higher market interest rates on fixed rate mortgage loans for most of 2000 resulted in reduced fixed rate mortgage loan originations and hence, reduced loan sales.

Other noninterest income increased $1.4 million, or 74.6%, to $3.2 million in 2000 as compared to $1.8 million in 1999. The increase is primarily the result of the First Northern Acquisition, a gain on the sale of real estate owned and miscellaneous other fees.


NONINTEREST EXPENSE

Total noninterest expense decreased $15.1 million to $36.1 million in 2000 as compared to $51.3 million in 1999. The decrease was the result of a decrease in the amortization of goodwill and intangible assets of $16.9 million. 1999 included the recognition of $15.6 million impairment of goodwill and other intangible assets from the First Federal acquisition in 1997.

The compensation expense increase of $2.0 million was primarily the result of the First Northern Acquisition, normal increases to compensation and related costs and increased health care costs. In connection with the Mutual Savings restructuring, Bank Mutual established an employee stock ownership plan; however, contributions were not yet allocated in 2000 and expense under the plan had not yet begun.

Occupancy and equipment expense increased $329,000 primarily from the First Northern Acquisition and the purchase of new equipment.

The amortization of goodwill and the amortization of other intangible assets decreased substantially in 2000 as compared to 1999. This $11.8 million decrease in goodwill amortization and $5.1 million decrease in other intangibles asset amortization was primarily the result of the determination in 1999 of the impairment and subsequent write down of goodwill and other intangible assets and then the resulting lower annual amortization of the remaining intangibles. That was offset somewhat, however, by the effect of two months of amortization of intangible assets resulting from the First Northern Acquisition. See "Notes to Consolidated Financial Statements - Note 2. Business Combination."

Our efficiency ratio excluding the amortization of goodwill and other intangible assets was 58.3% in 2000 as compared to 65.2% in 1999. This decrease was the result of higher interest income resulting from the reinvestment of short-term investments into higher yielding mortgage-related securities rather than a reduction in noninterest expenses.


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


LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization, and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with the Banks borrowing correspondingly more in periods in which their operations generate less cash. In the event these sources of liquidity would become inadequate, Bank Mutual believes that it could access the wholesale deposit market, although there can be no assurances that of liquidity would be available if needed.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during 2001, loan prepayments increased significantly because of the reduced interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans, multi-family and commercial real estate loans, home equity loans, other consumer loans, commercial business loans, the purchase of mortgage-related securities, and to a lesser extent, the purchase of investment securities.

These investing activities were funded by principal payments on mortgage loans and mortgage-related securities, calls and maturities on investment securities, borrowings, deposit growth, and funds provided by our operating activities.

At December 31, 2001, Bank Mutual had:

     o outstanding loan commitments to borrowers of approximately $41.1 million

     o    unused commercial lines of credit of approximately $21.4 million

     o available home equity, overdraft lines of credit and unused credit card lines of credit of approximately $130.3 million.

There were no outstanding commitments to purchase securities at December 31, 2001. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. Based upon our historical experience and available sources of liquidity, we anticipate that we will have sufficient funds to meet current funding commitments. See also "Management of Interest Rate Risk - Gap Analysis" in Item 7A hereof, which is incorporated herein by reference, which discusses maturities, and "Notes to Consolidated Financial Statements-Note 4. Other Assets," which includes a summary of future lease obligations.

At December 31, 2001, we exceeded each of the applicable regulatory capital requirements for both savings bank subsidiaries. In order to be classified as "well-capitalized" by the FDIC we are required to have leverage (tier 1) capital of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of at least 10.00%. At December 31, 2001, Mutual Savings Bank had a risk-based total capital ratio of 15.46% and

First Northern Savings Bank had a risked-based total capital ratio of 13.50%. See "Notes to Consolidated Financial Statements -- Note 7. Shareholders' Equity."

In connection with the Mutual Savings restructuring, Bank Mutual issued 6.1 million shares of its common stock in a subscription offering for net cash proceeds of $58.3 million. Bank Mutual used proceeds of this offering, together with retained earnings of Mutual Savings Bank and First Northern Savings Bank, to fund the $75.1 million cash consideration payable in the First Northern Acquisition. The issuance of additional shares of Bank Mutual common stock represented the balance of the consideration in the First Northern Acquisition. Because OTS regulations require that the MHC own at least a majority of the outstanding shares of Bank Mutual, and currently 49.9% of Bank Mutual's common shares are owned by persons other than the MHC, the future issuance of Bank Mutual common stock is not expected to be a significant source of capital resources for Bank Mutual as long as the mutual holding company structure remains in place.

Shareholders' equity is decreased by unearned ESOP shares, which represents shares in the Bank Mutual Employee Stock Ownership Plan which had not yet been earned by participating employees, and unearned deferred compensation, which represents stock grants under the management recognition plan ("MRP") component of its 2001 Stock Incentive Plan during 2001 which have not yet vested. Shareholders' equity is increased by $6.0 million of accumulated other comprehensive income, consisting primarily of increased market-value of securities available-for-sale. During 2001, Bank Mutual repurchased 333,500 shares under its stock repurchase program; of these amounts, 329,000 were used for restricted stock awards, leaving 4,500 shares held as treasury shares at fiscal year end. Through February 28, 2002, Bank Mutual repurchased an additional 27,000 shares, at an average repurchase price of $16.24 per share.

Cash and cash equivalents increased $186.2 million during 2001. Bank Mutual provided $93.9 million in investing activities, primarily as a result of the decrease in the loan portfolio caused by the sale of fixed rate mortgage loans, offset by proceeds from the sales of investment securities and principal repayments on mortgage related securities. The cash provided in investing activities was combined with the cash provided by operating and financing activities. The cash from operating activities is primarily a result of Bank Mutual's net income for the year, and increases in non-cash expenses, offset by net change in loans originated for sale. Cash provided by financing activities resulted primarily from proceeds of long-term borrowings and deposit growth, offset by repayments on long-term borrowings.


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

Changing Interest Rates May Hurt Our Profits. To be profitable, we have to earn more money in interest and fees than we pay as interest and other expenses. Of our first mortgage loans maturing after one year, a majority have interest rates that are fixed for the term of the loan. While most of our deposit accounts consist of time deposit accounts with remaining terms to maturity of less than one year, most of our loans have longer remaining terms. It is unlikely that interest rates will continue to decline in the near future in the dramatic way in which they did during 2001. If interest rates rise, the amount of interest we pay on deposits is likely to increase more quickly than the amount of interest we receive on our loans, mortgage-related securities and investment securities. This would cause our profits to decrease. Rising interest rates would likely reduce the value of our mortgage-related securities and investment securities and may decrease demand for loans and make it more difficult for borrowers to repay their loans. For additional information on our exposure to interest rates, see "Quantitative and Qualitative Disclosures about Market Risk - Management of Interest Rate Risk."

Increases in Market Interest Rates are Likely to Adversely Affect Equity. As of December 31, 2001, we owned $614.1 million of securities available-for-sale. Generally accepted accounting principles require that we carry these securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are carried as a component of shareholders' equity. When market rates of interest increase, the fair value of our securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders' equity correspondingly increases. As of December 31, 2001, Bank Mutual's available-for-sale portfolio had an unrealized gain of $9.2 million, because fair value was $614.1 million and amortized cost was $604.9 million. While Bank Mutual has benefited from the substantial decrease in interest rates during 2001, continuing decreases of this magnitude are unlikely to occur in the near future.

The Economic Recession and World Events Could Affect Our Earnings. The United States economy, which was softening during 2000, entered into a recession during early 2001 according to economists. The recession is generally believed to have continued into early 2002, and it is not yet clear whether a recovery has begun or when one will begin. When a recovery begins, we do not know how swift or strong it will be or how long it would continue. The effects of a recession, or a weak economy, can significantly affect our operations and profitability. For example, higher unemployment and reduced business sales or profits can make it more difficult for borrowers to repay their loans. Similarly, reduced income or confidence can lead consumers to reduce their purchases, and thus reduce loan demand. The weakness in the national and local economies have been exacerbated by the attacks of September 11, 2001, and their aftermath. Bank Mutual, and the economy as a whole, may be affected by future world events, such as acts of terrorism or developments in the war on terrorism.

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

Strong Competition Within Our Market Area May Reduce Our Customer Base. We encounter strong competition both in attracting deposits and originating real estate and other loans. We compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Our market area includes branches of several commercial banks that are substantially larger than us in terms of deposits and loans. In addition, tax exempt credit unions operate in most of our market area and aggressively price their products and services to a large part of the population. Our profitability depends upon our continued ability to successfully maintain or increase our market share.

We Have Significant Intangible Assets. Bank Mutual has approximately $52.6 million in goodwill and $6.4 million in other intangible assets as of December 31, 2001. As a result of SFAS No. 142, Bank Mutual will no longer amortize goodwill but will continue to amortize the other intangible assets over seven to fifteen years. We will periodically check goodwill and the other intangible assets for impairment. At some point in the future, our intangible assets may become impaired, and we would need to write them off as a reduction to earnings in the period in which they became impaired. For example, in 1999 Bank Mutual wrote off $15.6 million of "impaired" goodwill and intangible assets from the 1997 acquisition of First Federal. Even though this special write-off did not affect our cash position, our 1999 results were reduced by this action. Future periods could be similarly affected.

We Are Expanding Our Lending Activities in Riskier Areas. We have identified commercial real estate, commercial business and consumer loans as areas for increased lending emphasis, and our loans of these types increased both in absolute dollars and as a percentage of our portfolio during 2001. While increased lending diversification is expected to increase interest income, non-residential loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced.

Our consumer loan portfolio included $64.0 million of indirect auto loans at December 31, 2001. Indirect auto lending was not previously a business line for Mutual Savings prior to the First Northern Acquisition, but was begun with a portfolio then acquired. Although First Northern has experienced minimal delinquencies in its automobile loan portfolio, borrowers may be more likely to become delinquent on an automobile loan than on a residential real estate loan. Moreover, unlike the collateral for real estate loans, automobiles depreciate rapidly and, in the event of default, principal loss as a percent of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, over which Bank Mutual has no control. Similarly, any non-real estate collateral securing commercial business loans may depreciate over time and fluctuate in value.

Stock-Based and Other Benefits Affect Our Results. We have adopted a stock incentive plan which provided for the granting of options to purchase common stock and for awards of common stock to our eligible officers, employees and directors. This plan was only partially implemented during 2001, and we expect that compensation expense under it will increase in the future. We also have an employee stock ownership plan, and have adopted a restoration plan that will supplement the benefits to selected executive officers under the employee stock ownership plan and our 401(k) plan. The cost of the employee stock ownership plan will vary based on our stock price at specific points in the future. Additionally, we experienced a significant increase in employee health care costs in 2001, and expect further significant increases in 2002. These expenses will continue to affect our future earnings, as may other factors, such as government mandates, which would further increase the cost of compensation and/or benefits that are provided to employees.

The MHC's Control Over Bank Mutual May Prevent Transactions You Would Like. The MHC is managed by generally the same directors and officers who manage Bank Mutual. Because the MHC owns a majority of Bank Mutual's common stock, the board of directors of the MHC controls the outcome of most matters put to a vote of shareholders of Bank Mutual. We cannot assure you that the votes cast by the MHC will be in your best interest as a shareholder.

Mutual Savings and First Northern Savings Bank May Not Integrate as We Hope. Mutual Savings and First Northern Savings Bank are operating as separate entities until an expected combination in 2003. When we ultimately combine the two banks, any problems, such as customer loss or difficulties that may result from systems conversions, will be deferred until such time as the integration occurs. As our integration continues, we may find that the operations and management philosophies will not combine as well as we expect, which could lead to operating inefficiencies and complications going forward.

Systems Conversions during 2002 May Affect Our Operations. In anticipation of the expected merger of Mutual Savings Bank and First Northern Savings Bank, Bank Mutual began a conversion and augmentation of its technology and other operating systems. This conversion will continue in 2002. In addition to the costs of this conversion and the acquisition of technology and related equipment, systems changes are inherently difficult and can cause operational difficulties. For example, information flow and customer service can be affected. Our conversion to these new systems also may include periods of inefficiency. In addition, these new systems may not function as we hope, and they (and our other technologies) are subject to rapid obsolescence. All of these factors may affect future earnings


QUARTERLY FINANCIAL INFORMATION

The following table sets forth certain unaudited quarterly data for the periods indicated:

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                               (In thousands, except per share amounts)

2001 (unaudited)
   Interest income .....................    $49,294   $48,053      $47,590       $46,049
   Interest expense ....................     31,640    30,632       29,709        27,391
                                            -------   -------      -------       -------
      Net interest income ..............     17,654    17,421       17,881        18,658
   Provision for loan losses ...........        101       109          333           180
                                            -------   -------      -------       -------
      Net income after provision
          for loan losses ..............     17,553    17,312       17,548        18,478
   Total noninterest income ............      3,349     4,160        4,025         4,946
   Total noninterest expense ...........     13,192    13,362       13,789        14,661
                                            -------   -------      -------       -------
   Income before income taxes ..........      7,710     8,110        7,784         8,763
   Income taxes (benefit) ..............      2,907     3,032        2,860         3,285
                                            -------   -------      -------       -------
   Net income (loss) ...................    $ 4,803   $ 5,078      $ 4,924       $ 5,478
                                            =======   =======      =======       =======
   Earnings per share - Basic ..........    $  0.22   $  0.24      $  0.23       $  0.26
                                            =======   =======      =======       =======
   Earnings per share - Diluted ........    $  0.22   $  0.24      $  0.23       $  0.26
                                            =======   =======      =======       =======
   Cash dividend paid ..................    $  0.07   $  0.07      $  0.07       $  0.07
                                            =======   =======      =======       =======
2000 (unaudited)
   Interest income .....................    $29,842   $30,640      $31,216       $44,013
   Interest expense ....................     18,179    18,882       19,673        28,246
                                            -------   -------      -------       -------
      Net interest income ..............     11,663    11,758       11,543        15,767
   Provision for loan losses ...........         76       160           40           147
                                            -------   -------      -------       -------
      Net income after provision
         for loan losses ...............     11,587    11,598       11,503        15,620
   Total noninterest income ............      1,830     2,186        2,183         3,051
   Total noninterest expense ...........      8,516     8,170        8,462        10,996
                                            -------   -------      -------       -------
   Income before income taxes ..........      4,901     5,614        5,224         7,675
   Income taxes ........................      1,855     2,146        1,810         2,898
                                            -------   -------      -------       -------
   Net income ..........................    $ 3,046   $ 3,468      $ 3,414       $ 4,777
                                            =======   =======      =======       =======
   Earnings per share - Basic
     and diluted........................        n/a       n/a          n/a             *


     * Since we reorganized November 1, 2000, there were no shares outstanding prior to that time. Earnings per share for the two months ended December 31, 2000 was $0.15 per share. See "Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies - Earnings Per Share." We did not pay any cash dividends during 2000.


RECENT ACCOUNTING DEVELOPMENTS

We discuss recent accounting changes in the "Notes to Consolidated Financial Statement - Note 1. Summary of Significant Accounting Policies - Pending Accounting Changes." We also discussed the effect of changes in accounting rules relating to the amortization of goodwill above in "Comparisons Of Operating Results For Years Ended December 31, 2001 and 2000 - Noninterest Expense."

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

Due to the nature of our operations, we are not directly subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, concentrated in Wisconsin, is subject to risks associated with the local economy. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2001 and 2000. In the future, we may, with approval of our board of directors, engage in hedging transactions utilizing derivative instruments.

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

At December 31, 2001, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $147.0 million. This represented a negative cumulative one-year interest rate sensitivity gap of (5.1%), and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 90.1%.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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

     v) Borrowings - based upon the earlier of call date or final maturity; however, as a result of the above-market interest rate floor on $200.0 million of FHLB of Chicago borrowings, these borrowings have been reclassified to their final maturity date in 2004. We had previously included these borrowings in prior quarterly filings in the "Within Three Months" column since they are quarterly callable by the FHLB of Chicago. We have received indications from FHLB of Chicago that they would replace the borrowings even if the borrowings were called.

                                                                         AT DECEMBER 31, 2001
                                        -----------------------------------------------------------------------------------
                                                                      MORE THAN     MORE THAN
                                          WITHIN        THREE TO       ONE YEAR       THREE
                                          THREE          TWELVE        TO THREE      YEARS TO        OVER
                                          MONTHS         MONTHS          YEARS      FIVE YEARS    FIVE YEARS       TOTAL
                                        ----------     ----------     ----------    ----------    ----------     ----------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
   Mortgage loans:
     Fixed ..........................   $   63,282     $  113,962     $  203,352    $  108,614    $  110,393     $  599,603
     Adjustable .....................      114,404        275,714        291,726       113,070         8,526        803,440
   Consumer loans ...................      122,043        131,500        137,232        16,209         8,373        415,357
   Commercial and industrial loans ..       22,370         16,309         21,108         1,145            --         60,932
Interest-earning deposits ...........      251,382             --             --            --            --        251,382
Investment securities ...............       11,222         10,324         24,700        12,775            --         59,021
Mortgage-related securities:
     Fixed ..........................       33,629         83,189        154,453       113,838        75,047        460,156
     Adjustable .....................       53,260             --             --            --            --         53,260
Other interest-earning assets .......       31,233             --             --            --            --         31,233
                                        ----------     ----------     ----------    ----------    ----------     ----------
       Total interest-earning assets       702,825        630,998        832,571       365,651       202,339      2,734,384
                                        ----------     ----------     ----------    ----------    ----------     ----------

Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand accounts        1,050          3,034          7,126         5,995       120,112        137,317
     Savings accounts ...............        7,181         20,515         44,979        33,994       108,190        214,859
     Money market accounts ..........      327,329            986          2,079         1,512         4,040        335,946
     Time deposits ..................      489,322        481,210        288,602        46,778            --      1,305,912
Advance payments by borrowers for
   taxes and insurance ..............        2,654            845             --            --            --          3,499
Borrowings ..........................       92,292         54,428        285,606        25,965         7,066        465,357
                                        ----------     ----------     ----------    ----------    ----------     ----------
       Total interest-bearing
          liabilities ...............      919,828        561,018        628,392       114,244       239,408      2,462,890
                                        ----------     ----------     ----------    ----------    ----------     ----------
Interest rate sensitivity gap .......   $ (217,003)    $   69,980     $  204,179    $  251,407    $  (37,069)    $  271,494
                                        ==========     ==========     ==========    ==========    ==========     ==========

Cumulative interest rate sensitivity
   gap ..............................   $ (217,003)    $ (147,023)    $   57,156    $  308,563    $  271,494

Cumulative interest rate sensitivity
   gap as a percentage total assets .        (7.47)%        (5.06)%         1.97%        10.62%         9.34%

Cumulative interest-earning assets
   as a percentage of interest
   bearing liabilities ..............        76.41%         90.07%        102.71%       113.88%       111.02%


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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2001. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

                                                      PRESENT VALUE OF EQUITY
                                                           AS PERCENT OF
                       PRESENT VALUE OF EQUITY        PRESENT VALUE OF ASSETS
                   -------------------------------    ------------------------
   CHANGE IN        DOLLAR      DOLLAR     PERCENT    PRESENT VALUE    PERCENT
INTEREST RATES      AMOUNT      CHANGE     CHANGE         RATIO        CHANGE
--------------     --------    --------    -------    -------------    -------
(BASIS POINTS)                     (DOLLARS IN THOUSANDS)
     +300          $271,535    $(37,782)   (12.21)%        9.61%        (8.48)%
     +200           287,377     (21,940)    (7.09)        10.03         (4.48)
     +100           299,642      (9,675)    (3.13)        10.31         (1.81)
        0           309,317          --        --         10.50            --
     -100           315,063       5,746      1.86         10.54          0.38
     -200           324,475      15,158      4.90         10.70          1.90
     -300           363,815      54,498     17.62         11.81         12.48

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





Report of Independent Auditors

Board of Directors
Bank Mutual Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation (the Company) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and Subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 1, 2002

                    Bank Mutual Corporation and Subsidiaries

                 Consolidated Statements of Financial Condition

                                                             DECEMBER 31
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
                                                           (In Thousands)
ASSETS
Cash and due from banks ............................ $    41,574    $    30,625
Federal funds sold .................................     175,000         20,000
Interest-earning deposits ..........................      35,338         15,097
                                                     -----------    -----------
Cash and cash equivalents ..........................     251,912         65,722
Securities available-for-sale, at fair value:
   Investment securities ...........................      93,059         94,129
   Mortgage-related securities .....................     521,084        464,873
Loans held for sale ................................      32,321          7,469
Loans receivable, net ..............................   1,831,155      1,972,636
Goodwill ...........................................      52,570         55,967
Other intangible assets ............................       6,396          7,057
Other assets .......................................     117,293        121,679
                                                     -----------    -----------
                                                     $ 2,905,790    $ 2,789,532
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits ........................................ $ 2,090,440    $ 1,894,820
   Borrowings ......................................     465,360        567,624
   Advance payments by borrowers for taxes
     and insurance .................................       3,499          4,312
   Other liabilities ...............................      42,393         38,379
                                                     -----------    -----------
                                                       2,601,692      2,505,135
Commitments and contingencies (Notes 11 and 12)

Shareholders' equity:
   Preferred stock - $.01 par value:
   Authorized - 10,000,000 shares in 2001 and 2000
   Issued and outstanding - none in 2001 and 2000 ..          --             --
   Common stock - $.01 par value:
     Authorized - 100,000,000 shares in 2001 and 2000
     Issued - 22,341,665 shares in 2001 and 2000
      Outstanding - 22,337,165 shares in 2001;
      22,341,665 in 2000............................         223            223
   Additional paid-in capital ......................     108,043        108,151
   Retained earnings ...............................     201,777        184,351
   Unearned ESOP shares ............................      (7,850)        (8,971)
   Accumulated other comprehensive income ..........       6,018            643
   Unearned deferred compensation ..................      (4,047)            --
   Treasury stock - 4,500 shares in 2001;
     none in 2000 ..................................         (66)            --
                                                     -----------    -----------
Total shareholders' equity .........................     304,098        284,397
                                                     -----------    -----------
                                                     $ 2,905,790    $ 2,789,532
                                                     ===========    ===========

               See accompanying notes to consolidated statements.

                    Bank Mutual Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                                   YEAR ENDED DECEMBER 31
                                              ---------------------------------
                                                 2001        2000        1999
                                              ---------   ---------   ---------
                                                        (In Thousands,
                                                  Except Per Share Amounts)
Interest income:
   Loans ...................................  $ 147,558   $  96,511   $  79,623
   Investment securities ...................      8,212       5,412       4,518
   Mortgage-related securities .............     31,042      31,725      18,479
   Interest-earning deposits ...............      4,174       2,063      15,682
                                              ---------   ---------   ---------
Total interest income ......................    190,986     135,711     118,302

Interest expense:
   Deposits ................................     89,284      65,787      61,091
   Borrowings ..............................     29,689      18,861      13,933
   Advance payments by borrowers for taxes
     and insurance..........................        399         332         313
                                              ---------   ---------   ---------
Total interest expense .....................    119,372      84,980      75,337
                                              ---------   ---------   ---------
Net interest income ........................     71,614      50,731      42,965
Provision for loan losses ..................        723         423         350
                                              ---------   ---------   ---------
Net interest income after provision
   for loan losses..........................     70,891      50,308      42,615

Noninterest income:
   Service charges on deposits .............      4,435       2,855       2,552
   Brokerage and insurance commissions .....      2,680       1,937       1,826
   Loan related fees .......................      1,081         954       1,117
   Gain on sales of loans ..................      3,955         301         497
   Gain on sales of securities .............         --          --         158
   Other ...................................      4,329       3,203       1,834
                                              ---------   ---------   ---------
Total noninterest income ...................     16,480       9,250       7,984

Noninterest expenses:
   Compensation, payroll taxes and other
     employee benefits......................     28,710      19,186      17,158
   Occupancy and equipment .................     10,257       7,208       6,879
   Amortization of goodwill ................      3,098       1,066      12,908
   Amortization of other intangible assets .        662         331       5,382
   Other ...................................     12,277       8,353       8,952
                                              ---------   ---------   ---------
Total noninterest expenses .................     55,004      36,144      51,279
                                              ---------   ---------   ---------
Income (loss) before income taxes ..........     32,367      23,414        (680)
Income taxes ...............................     12,084       8,709       3,803
                                              ---------   ---------   ---------
Net income (loss) ..........................  $  20,283   $  14,705   $  (4,483)
                                              =========   =========   =========
Per share data:
   Earnings per share - basic                     $0.95  See Note 1         N/A
                                              =========
   Earnings per share - diluted                   $0.94  See Note 1         N/A
                                              =========
   Cash dividends paid                            $0.28         N/A         N/A
                                              =========

               See accompanying notes to consolidated statements.

                    Bank Mutual Corporation and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                                                                 Additional                Unearned
                                                     Common        Paid-In    Retained       ESOP
                                                     Stock         Capital    Earnings       Shares
                                                    ---------    ----------   ---------    ---------
                                                                     (In Thousands)
Balances at January 1, 1999 .....................   $      --    $      --    $ 174,229    $      --
   Comprehensive income:
     Net loss ...................................          --           --       (4,483)          --
     Other comprehensive income
       Change in net unrealized gain (loss) on
         securities available-for-sale, net of
         deferred income tax benefit of $4,144 ..          --           --           --           --
   Total comprehensive loss
                                                    ---------    ---------    ---------    ---------
Balances at December 31, 1999 ...................          --           --      169,746           --
   Comprehensive income:
     Net income .................................          --           --       14,705           --
     Other comprehensive income
        Change in net unrealized gain (loss) on
         securities available-for-sale, net of
         deferred income tax liability of $3,636           --           --           --           --
   Total comprehensive income
   Sale of common stock .........................          61       58,238           --         (609)
   Issuance of common stock in acquisition ......          50       50,025           --           --
   Purchase of shares for the ESOP ..............          --           --           --       (8,362)
   Capitalization of Mutual Holding Company .....         112         (112)        (100)          --
                                                    ---------    ---------    ---------    ---------
Balances at December 31, 2000 ...................         223      108,151      184,351       (8,971)
   Comprehensive income:
     Net income .................................          --           --       20,283           --
     Other comprehensive income
       Change in net unrealized gain (loss) on
         securities available-for-sale, net of
         deferred income tax benefit of $2,942 ..          --           --           --           --
   Total comprehensive income
   Purchase of treasury stock ...................          --           --           --           --
   Issuance of management recognition plan shares          --         (419)          --           --
   Committed ESOP shares ........................         311        1,150
   Cash dividends ($.28 per share) ..............      (2,857)
    Purchase of ESOP shares .....................          --           --           --          (29)
                                                    ---------    ---------    ---------    ---------
Balances at December 31, 2001 ...................   $     223    $ 108,043    $ 201,777    $  (7,850)
                                                    =========    =========    =========    =========

               See accompanying notes to consolidated statements.

                    Bank Mutual Corporation and Subsidiaries

                                                    Accumulated Other     Unearned
                                                      Comprehensive       Deferred      Treasury
                                                      Income (Loss)     Compensation    Stock         Total
                                                    -----------------   ------------   ----------   --------
                                                                          (In Thousands)
Balances at January 1, 1999 .....................        $  1,514         $     --      $     --    $175,743
   Comprehensive income:
      Net loss ..................................              --                                     (4,483)
      Other comprehensive income
        Change in net unrealized gain (loss) on
           securities available-for-sale, net of
           deferred income tax benefit of $4,144           (7,440)                                    (7,440)
                                                                                                    --------
   Total comprehensive loss .....................                                                    (11,923)
                                                         --------         --------      --------    --------
Balances at December 31, 1999 ...................          (5,926)              --            --     163,820
  Comprehensive income:
     Net income .................................              --               --            --      14,705
     Other comprehensive income
       Change in net unrealized gain (loss) on
          securities available-for-sale, net of
          deferred income tax liability of $3,636           6,569                                      6,569
                                                                                                    --------
  Total comprehensive income ....................                                                     21,274
  Sale of common stock ..........................              --                                     57,690
  Issuance of common stock in acquisition .......              --                                     50,075
  Purchase of shares for the ESOP ...............              --                                     (8,362)
  Capitalization of Mutual Holding Company ......              --                                       (100)
                                                         --------         --------      --------    --------
Balances at December 31, 2000 ...................        $    643               --            --    $284,397
  Comprehensive income:
     Net income .................................              --               --            --      20,283
     Other comprehensive income
       Change in net unrealized gain (loss) on
          securities available-for-sale, net of
          deferred income tax benefit of $2,942 .           5,375                                      5,375
                                                                                                    --------
  Total comprehensive income ....................                                                     25,658
  Purchase of treasury stock ....................              --                         (4,920)     (4,920)
  Issuance of management recognition plan shares               --           (4,047)        4,854         388
  Committed ESOP shares .........................           1,461
  Cash dividends ($.28 per share) ...............                                                     (2,857)
   Purchase of ESOP shares ......................                                                        (29)
                                                         --------         --------      --------    --------
Balance at December 31, 2001 ....................        $  6,018         $ (4,047)     $    (66)   $304,098
                                                         ========         ========      ========    ========

               See accompanying notes to consolidated statements.

                    Bank Mutual Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                        YEAR ENDED DECEMBER 31
                                                                  -----------------------------------
                                                                  2001            2000           1999
                                                                 ---------     ----------      -------
                                                                            (In Thousands)
OPERATING ACTIVITIES:
Net income (loss)                                               $   20,283     $   14,705      $   (4,483)
Adjustments  to reconcile net income (loss) to net cash
   provided by operating activities:

     Provision for loan losses                                         723            423             350
     Provision for depreciation                                      2,621          1,719           1,840
     Amortization of intangibles                                     3,760          1,397          18,290
     Amortization of cost of stock benefit plans                     1,849              -               -
     Net discount amortization on securities                        (1,225)          (538)           (257)
     Net change in loans held for sale                             (24,852)        (6,928)          9,434
     Gains from sales of loans originated for sale                    (618)             -               -
     Net gain on sale of available-for-sale securities                   -              -            (378)
     Gain on sale of real estate owned                                   -           (845)              -
     Purchases of trading account assets                                 -              -         (39,215)
     Proceeds from sales of trading account assets                       -              -          38,995
     Net loss on sale of trading account assets                                         -             220
     Increase (decrease) in other liabilities                          147          7,441         (11,296)
     Decrease in other assets                                        1,723          2,263           3,665
     (Increase) decrease in accrued interest receivable              2,247         (2,043)           (585)
     Other                                                               -          1,734             667
                                                                ----------     ----------      ----------

Net cash provided by operating activities                            6,658         19,328          17,247

INVESTING ACTIVITIES:
Net purchases of investments in mutual funds                        (1,652)        (1,827)         (1,481)
Proceeds from maturities of investment securities                  177,742         52,173          65,000
Purchases of investment securities                                (173,288)      (166,372)        (20,000)
Proceeds from sales of mortgage-related securities                       -              -          54,060
Purchases of mortgage-related securities                          (176,658)             -        (213,504)
Principal repayments on mortgage-related securities                128,257         52,467          60,464
Net (increase) decrease in loans receivable                        140,348        (70,589)        (29,581)
Proceeds from sale of foreclosed properties                          3,391          4,387           1,673
Net increase in Federal Home Loan Bank stock                        (2,307)        (1,639)              -
Net purchases of premises and equipment                             (1,963)        (1,597)         (1,144)
Business acquisition, net of cash and cash equivalents
                                                                         -        (71,143)              -
                                                                ----------     ----------      ----------
Net cash provided (used) by investing activities                    93,870       (204,140)        (84,513)



               See accompanying notes to consolidated statements

                    Bank Mutual Corporation and Subsidiaries

                                                                          YEAR ENDED DECEMBER 31
                                                                  ------------------------------------------
                                                                    2001           2000              1999
                                                                  ---------     -----------       ----------
                                                                              (In Thousands)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                               $ 196,545      $ (21,794)       $ (55,851)
Net increase (decrease) in short-term borrowings                      2,200        (46,792)               -
Proceeds from long-term borrowings                                   79,806        145,126                -
Repayments on long-term borrowings                                 (184,270)       (44,305)         (28,123)
Net decrease in advance payments by borrowers for taxes
   and insurance                                                       (813)        (9,888)             (49)
Proceeds from sale of stock                                               -         58,299                -
Increase in unearned ESOP shares                                        (29)        (8,971)               -
Cash dividends                                                       (2,857)             -                -
Purchase of treasury stock                                           (4,920)             -                -
Capitalization of Mutual Savings Bancorp, MHC                             -           (100)               -
                                                                  ---------      ---------        ---------
Net cash provided (used) by financing activities                     85,662         71,575          (84,023)
                                                                  ---------      ---------        ---------

Increase (decrease) in cash and cash equivalents                    186,190       (113,237)        (151,289)
Cash and cash equivalents at beginning of year                       65,722        178,959          330,248
                                                                  ---------      ---------        ---------
Cash and cash equivalents at end of year                          $ 251,912      $  65,722        $ 178,959
                                                                  =========      =========        =========


Supplemental information:
   Interest paid on deposits                                      $  90,209      $  61,045        $  61,220
   Income taxes paid                                                 12,639          9,087            6,678
   Loans transferred to foreclosed properties and
     repossessed assets                                                 410          2,697            1,773
   Loans transferred from loans held for sale to portfolio                -          5,162           17,748

   Mutual fund liquidation proceeds                                       -              -           14,047
   Issuance of management recognition plan shares                     4,435              -                -

               See accompanying notes to consolidated statements

                    Bank Mutual Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2001
                (Dollars in Thousands, Except Per Share Amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION


Bank Mutual Corporation (the Company or Bank Mutual) is a United States corporation chartered by the Office of Thrift Supervision. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and, as of November 1, 2000, converted from a mutual savings bank to a mutual holding company. The Company became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC, a U.S.-chartered mutual holding company of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares of common stock, or 50.1% of the Company's stock at December 31, 2001.


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

Concurrent with the restructuring, the Company issued 5,007,485 shares of common stock and cash of $75,112 for all the issued and outstanding common stock of First Northern Capital Corp. (First Northern), the parent company of First Northern Savings Bank.

As a result of the restructuring and the First Northern Acquisition, Mutual Savings Bank and First Northern Savings Bank (together the "Banks") became wholly owned subsidiaries of the Company.

BUSINESS

The Banks are federal savings banks offering a full range of financial services to customers who are primarily located in the state of Wisconsin. The Banks are principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential and commercial real estate loans, consumer loans, and commercial and industrial loans.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries, the Banks. Mutual Savings Bank has the following wholly owned subsidiaries: Lake Financial and Insurance Services, Mutual Investment Corporation and MC Development Ltd. First Northern Savings Bank has the following wholly owned subsidiaries: First Northern Investments Inc. and Great Northern Financial Services Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation. First Northern Savings Bank also has a 50% owned subsidiary, Savings Financial Corporation, which is accounted for using the equity method.

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

LOAN FEES AND RELATED COSTS

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loans' yield. The Company amortizes these amounts using the level-yield method over the contractual life of the related loans.

ALLOWANCE FOR LOAN LOSSES

The Company evaluates impairment of loans when they warrant such review. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral. The allowance is charged for an amount equal to the impairment. General valuation allowances are based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect borrowers' ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors.

The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The allowance reflects management's best estimate of the amount necessary to provide for the unrecognized impairment of loans, as well as other credit risks of the Banks. The allowance is based on a risk model developed and implemented by management and approved by the Banks' Boards of Directors.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The cost of mortgage service rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market assumptions.

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

PREMISES AND EQUIPMENT

Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is being amortized to operating expense using the straight-line method over 20 years. Other intangible assets, primarily attributed to the customer relationships acquired, are amortized over their estimated useful lives, generally seven - fifteen years. The carrying amounts of goodwill, net of $20,086 of accumulated amortization, and other intangible assets are reviewed if facts and circumstances indicate that it may be impaired. If this review indicates that it is not recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced for the estimated shortfall of the cash flows discounted at the average cost of capital for thrift institutions as compared to the carrying value.

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

EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding. Shares of restricted stock which have been awarded under the management recognition plan ("MRP") provisions of the Company's 2001 Stock Incentive Plan, whether or not vested, are considered common stock equivalents and are included in the weighted-average number of shares outstanding for basic EPS. If dilutive, nonvested MRP shares are considered common stock equivalents and are included in the weighted-average number of shares outstanding for diluted EPS. The calculation of EPS for the period subsequent to the Mutual Savings Bank restructuring and First Northern Savings Bank merger reflects the actual weighted-average shares outstanding for the period November 1, 2000 to December 31, 2000, including both shares issued in the stock offering conducted in connection with the restructuring as well as shares issued in conjunction with the First Northern Acquisition. The calculation of EPS for the two-month period November 1, 2000 to December 31, 2000, was $0.15 per share and is calculated based on net income for the two-month period of $3,182 and the weighted-average shares outstanding of 21,570,803. No earnings per share are reflected for periods prior to November 1, 2000, because there were no shares outstanding prior to the restructuring.

PENSION COSTS

The Company has both defined-benefit and defined-contribution plans. The Company's net periodic pension cost of the defined-benefit plan consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the retirement plan, amortization of transitional assets over a period of 15 years, amortization of prior service cost and by amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants. The costs associated with the defined-contribution plans consist of a predetermined percentage of compensation, which is determined by the Banks' Board of Directors.

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

RECENT ACCOUNTING CHANGES

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," which delayed the implementation date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000, provide a comprehensive and consistent standard for the recognition of derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. However, special accounting is provided for certain derivatives that meet the definition of hedges. Changes in the fair value of derivatives that do not meet the definition of hedges are required to be reported in earnings in the period of change. The Company and Banks do not use derivative financial instruments such as futures, swaps, caps, floors, options or interest or principal-only strips of similar instruments. The adoption of SFAS No. 133 did not have a significant impact on the Company.

Additionally, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000 that replaces, in its entirety, SFAS No. 125. Although SFAS No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The adoption of this Statement did not significantly impact the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the SFAS. Other intangible assets will continue to be amortized over their useful lives.

Bank Mutual will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the SFAS is expected to result in an increase in net income of approximately $3.1 million ($0.14 per share) per year. During 2002, Bank Mutual will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The expected increase in net income may be subject to change.

RECLASSIFICATIONS

Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

2. SECURITIES, AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:

                                                                     Gross        Gross         Estimated
                                                      Amortized    Unrealized   Unrealized        Fair
                                                        Cost         Gains        Losses          Value
                                                      ---------    ----------   ----------      ----------
At December 31, 2001:
   Investment securities:
     U.S. government and federal agency
          obligations                                $  39,667    $  1,652             -        $  41,319
     Corporate issue obligations                        17,300          55      $   (166)          17,189
     Mutual funds                                       33,120          19          (157)          32,982
     Federal Home Loan Mortgage Corporation
          stock                                          1,440         129             -            1,569
                                                       -------     -------        ------         --------
   Total investment securities                          91,527       1,855          (323)         93,059
   Mortgage-related securities:
     Federal Home Loan Mortgage Corporation            162,365         948        (1,418)        161,895
     Federal National Mortgage Association             321,198       8,214          (782)        328,630
     Private Placement CMOs                             28,137         662           (16)         28,783
     Government National Mortgage Association            1,716          60             -           1,776
                                                       -------     -------        ------         --------
   Total mortgage-related securities                   513,416       9,884        (2,216)         521,084
                                                      ========     =======       =======         ========
Total                                                 $604,943     $11,739       $(2,539)        $614,143
                                                      ========     =======       =======         ========


                                                                     Gross        Gross        Estimated
                                                      Amortized   Unrealized    Unrealized        Fair
                                                        Cost         Gains        Losses          Value
                                                     -----------  ----------   -----------     ----------
At December 31, 2000:
   Investment securities:
     U.S. government and federal agency
          obligations                                $  59,949     $   544     $     (96)       $  60,397
     Corporate issue obligations                           999           -             -              999
     Mutual funds                                       31,437           6          (363)          31,080
     Federal Home Loan Mortgage Corporation
          stock                                          1,440         213             -            1,653
                                                     ---------     -------     ---------        ---------
   Total investment securities                          93,825         763          (459)         94,129
   Mortgage-related securities:
     Federal Home Loan Mortgage Corporation             71,077         182        (1,153)         70,106
     Federal National Mortgage Association             375,300       3,252        (1,525)        377,027
     Private Placement CMOs                             15,699           7          (217)         15,489
     Government National Mortgage Association            2,216          35             -           2,251
                                                     ---------     -------     ---------        ---------
Total mortgage-related securities                      464,292       3,476        (2,895)         464,873
                                                      ========      ======       =======         ========
Total                                                 $558,117      $4,239       $(3,354)        $559,002
                                                      ========      ======       =======         ========

The amortized cost and fair values of securities by contractual maturity at December 31, 2001, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                             Amortized          Fair
                                                                                Cost            Value
                                                                            ----------        ---------
Due in one year or less                                                     $  19,481         $  19,792
Due after one year through five years                                          37,486            38,716
Due after five years through ten years                                              -                 -
Mutual funds                                                                   33,120            32,982
Federal Home Loan Mortgage Corporation stock                                    1,440             1,569
Mortgage-related securities                                                   513,416           521,084
                                                                             --------          --------
                                                                             $604,943          $614,143
                                                                             ========          ========


Total proceeds and gross realized gains and losses from sale of available-for-sale securities for each of the three years ended December 31 were:


                                                            2001               2000             1999
                                                            ----               ----            -------

Proceeds                                                    $ -                $ -             $54,060
Gross gains                                                   -                  -                 378
Gross losses                                                  -                  -                   -


The following table summarizes the adjustment to other comprehensive income and the related tax effect for each of the three years ended December 31:

                                                             2001             2000               1999
                                                            ------           -------           --------

Unrealized holding gain (loss) on  available-for-sale
    securities arising during the period                    $8,315           $10,205           $(11,962)
Related tax (expense) benefit                               (2,940)           (3,636)             4,276
                                                            ------          --------           --------
Net after tax unrealized gain (loss)                         5,375             6,569             (7,686)
Less: Reclassification adjustment
    Realized  gain  on  sales  of  available-for-sale
     securities                                                  -                 -                378
    Related tax expense                                          -                 -               (132)
                                                            ------          --------           --------
Net after tax reclassification adjustment                        -                 -                246
                                                            ------          --------           --------
Change in other comprehensive income                        $5,375          $  6,569           $ (7,440)
                                                            ======          ========           ========

Investment securities with a fair value of approximately $21,712 and $23,100 at December 31, 2001 and 2000, were pledged to secure deposits and for other purposes as permitted or required by law. See also Notes 6 and 11 for additional information regarding security pledges.

3. LOANS RECEIVABLE

Loans receivable consist of the following:


                                                                                     DECEMBER 31
                                                                                ----------------------
                                                                                2001              2000
                                                                                ----              ----
Mortgage loans:
   One-to-four family                                                      $    992,126     $  1,207,912
   Multifamily                                                                  131,925          105,925
   Commercial real estate                                                       165,556          118,636
   Construction and development                                                 125,611           94,235
                                                                           ------------     ------------
Total mortgage real estate loans                                              1,415,218        1,526,708
Consumer and other loans:
   Fixed equity                                                                 200,500          193,394
   Home equity lines of credit                                                   76,472           80,447
   Student                                                                       25,410           27,076
   Home improvement                                                               9,439           12,778
   Automobile                                                                    77,621           99,844
   Other                                                                         25,886           27,827
                                                                           ------------     ------------
Total consumer and other loans                                                  415,328          441,366
Total commercial business loans                                                  60,932           59,844
                                                                           ------------     ------------
Total loans receivable                                                        1,891,478        2,027,918
Less:
   Undisbursed loan proceeds                                                     44,467           37,490
   Allowance for loan losses                                                     12,245           12,238
   Unearned loan fees and discounts                                               3,611            5,554
                                                                           ------------     ------------
                                                                                 60,323           55,282
                                                                           ------------     ------------
Total loans receivable - net                                               $  1,831,155     $  1,972,636
                                                                           ============     ============


The Company's first mortgage loans and home equity lines of credit are primarily secured by properties housing one-to-four families which are generally located in the Company's local lending areas in Wisconsin. There are no significant loans which are considered to be impaired at December 31, 2001 or 2000.

A summary of the activity in the allowance for loan losses follows:


                                                                     YEAR ENDED DECEMBER 31
                                                           ------------------------------------------
                                                              2001             2000            1999
                                                           ---------         ---------       --------
Balance at beginning of year                               $  12,238         $   6,948       $  6,855
Provisions                                                       723               423            350
Allowance of acquired business                                     -             5,028              -
Charge-offs                                                     (817)             (194)          (341)
Recoveries                                                       101                33             84
                                                           ---------         ---------       --------
Balance at end of year                                     $  12,245         $  12,238       $  6,948
                                                           =========         =========       ========


The unpaid principal balance of loans serviced for others was $583,057, $440,207 and $287,789 at December 31, 2001, 2000 and 1999, respectively. These loans are not reflected in the consolidated financial statements.

4. OTHER ASSETS

Other Assets are summarized as follows:

                                                                                  DECEMBER 31
                                                                           ---------------------------
                                                                             2001              2000
                                                                           ----------       ----------
Accrued interest:
   Mortgage-related securities                                             $    2,431       $    2,394
   Investment securities                                                        1,721            1,749
   Loans receivable                                                             9,436           11,692
                                                                           ----------       ----------
Total accrued interest                                                         13,588           15,835
Foreclosed properties and repossessed assets                                      382            2,281
Premises and equipment                                                         43,187           43,846
Federal Home Loan Bank stock, at cost                                          31,233           28,926
Life insurance policies                                                        15,938           15,400
Mortgage servicing rights                                                       4,251            3,442
Other                                                                           8,714           11,949
                                                                           ----------       ----------
                                                                           $  117,293       $  121,679
                                                                           ==========       ==========

Foreclosed properties and repossessed assets are summarized as follows:


                                                                                    DECEMBER 31
                                                                                ----------------------
                                                                                2001             2000
                                                                                -----           ------
Acquired by foreclosure or in lieu of foreclosure                               $346             $2,196
Repossessed collateral                                                            36                 85
                                                                                $382             $2,281
                                                                                ====             ======


Premises and equipment are summarized as follows:

                                                                                   DECEMBER 31
                                                                            --------------------------
                                                                              2001             2000
                                                                            ---------       ----------
Land and land improvements                                                  $  11,098        $  10,972
Office buildings                                                               38,128           37,902
Furniture and equipment                                                        15,205           13,895
Leasehold improvements                                                          1,227            1,236
                                                                            ---------        ---------
                                                                               65,658           64,005
Less allowances for depreciation and amortization                              22,471           20,159
                                                                            ---------        ---------
                                                                            $  43,187        $  43,846
                                                                            =========        =========


Depreciation expense for 2001, 2000 and 1999 was $2,621, $1,719 and $1,840,
respectively.

The Banks lease various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2012. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2001:


2002                                                                                           $1,095
2003                                                                                            1,081
2004                                                                                              750
2005                                                                                              550
2006                                                                                              486
Thereafter                                                                                      1,510
                                                                                               ------
Total                                                                                          $5,472
                                                                                               ======



Rental expenses totaled $923, $628 and $609 for 2001, 2000 and 1999, respectively.

Mortgage servicing rights of $4,251 and $3,442 and $1,430 are included in other assets. $2,398, $2,513, and $375 were capitalized during the years ended December 31, 2001, 2000, and 1999, respectively. Amortization of mortgage servicing rights was $1,589, $501, and $374 for the years ended December 31, 2001, 2000, and 1999, respectively. The valuation allowance for the impairment of mortgage servicing rights was $587, $100, and $100 for the years ended December 31, 2001, 2000, and 1999, respectively.

5. DEPOSITS

Deposits are summarized as follows:


                                                                                    DECEMBER 31
                                                                           -----------------------------
                                                                               2001             2000
                                                                           ------------     ------------
Checking accounts:
   Noninterest-bearing                                                     $     96,362     $     87,079
   Interest-bearing                                                             137,317          133,975
                                                                           ------------     ------------
                                                                                233,679          221,054
Money market accounts                                                           335,946          290,947
Savings accounts                                                                214,859          200,915
Certificate accounts:
   Due within one year                                                          934,378          802,291
   After one but within two years                                               262,910          291,359
   After two but within three years                                              57,514           56,975
   After three but within four years                                             31,406           13,243
   After four but within five years                                              19,748           18,036
   After five years                                                                   -                -
                                                                           ------------     ------------
                                                                              1,305,956        1,181,904
                                                                           ------------     ------------
                                                                           $  2,090,440     $  1,894,820
                                                                           ============     ============


The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more is approximately $144,955 and $136,307 at December 31, 2001 and 2000, respectively.

Interest expense on deposits was as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                           -------------------------------------------
                                                             2001             2000              1999
                                                           --------         ---------        ---------
Interest-bearing checking accounts                         $  1,208         $     992        $     940
Money market accounts                                        12,200            12,208            9,796
Savings accounts                                              3,902             3,682            3,885
Certificate accounts                                         71,974            48,905           46,470
                                                           --------          --------        ---------
                                                           $ 89,284          $ 65,787        $  61,091
                                                           ========          ========        =========

6. BORROWINGS

Borrowings consist of the following:

                                                                   DECEMBER 31
                                      ----------------------------------------------------------------------
                                                   2001                                  2000
                                      --------------------------------     ---------------------------------
                                                         Weighted-                             Weighted-
                                                          Average                               Average
                                         Balance           Rate                Balance           Rate
                                      --------------- ----------------     ---------------- ----------------
Federal Home Loan Bank advances
   maturing:
     2001                                        -            -              $  182,914          6.58%
     2002                               $  116,339         6.21%                113,793          6.59
     2003                                   60,905         5.50                  48,806          6.23
     2004                                  231,773         5.61                 200,000          5.70
     2005                                   17,995         5.20                       -             -
     Thereafter                             15,013         5.26                     976          5.90
     Open line of credit                         -            -                  20,225          6.24
Other borrowings                            23,335         1.39                     910          5.74
                                        ----------                           ----------
                                        $  465,360                           $  567,624
                                        ==========                           ==========



Advances that mature in the year 2004 consist of borrowings that are redeemable at the option of the FHLB beginning at various times in 2001.

The Banks are required to maintain unencumbered mortgage loans in their portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Banks' borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $31,233 and $28,926 at December 31, 2001 and 2000, respectively.

The Banks are a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Banks are allowed to borrow these deposits from the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits. As of December 31, 2001, the TT&L deposits were $23,335.

First Northern Savings Bank has a line of credit with two financial institutions which total $10.0 million. At December 31, 2001 and 2000, no draws were outstanding.

7. SHAREHOLDERS' EQUITY

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

Quantitative measures established by federal regulation to ensure adequacy require the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2001, that the Banks meet all capital adequacy requirements to which they are subject.

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                   For Capital           Prompt Corrective
                                            Actual              Adequacy Purposes        Action Provisions
                                     ----------------------    --------------------    ----------------------
                                       Amount      Ratio        Amount     Ratio         Amount      Ratio
                                     ----------- ----------    --------- ----------    ------------ ---------
Mutual Savings Bank
As of December 31, 2001:
   Total capital                       $145,141     15.46%       $75,085     8.00%       $93,856    10.00%
     (to risk-weighted assets)
   Tier 1 capital                       138,300     14.74%        37,542    4.00%         56,314     6.00%
     (to risk-weighted assets)
   Tier 1 capital                       138,300      7.19%        76,955    4.00%         96,193     5.00%
     (to average assets)

First Northern Savings Bank
As of December 31, 2001:
   Total capital                        $85,851     13.50%       $50,805     8.00%       $63,507    10.00%
     (to risk-weighted assets)
   Tier 1 capital                        80,677     12.70%        25,403    4.00%         38,104     6.00%
     (to risk-weighted assets)
   Tier 1 capital                        80,677     8.55%         37,748    4.00%         47,185     5.00%
     (to average assets)


Mutual Savings Bank
As of December 31, 2000:
   Total capital                       $137,456     14. 74%      $74,625     8.00%       $93,281    10.00%
     (to risk-weighted assets)
   Tier 1 capital                       130,345     13.97%        37,312    4.00%         55,969     6.00%
     (to risk-weighted assets)
   Tier 1 capital                       130,345      7.27%        71,726    4.00%         89,658     5.00%
     (to average assets)

First Northern Savings Bank
As of December 31, 2000:
   Total capital                      $  75,571     10.97%       $55,126     8.00%       $68,908    10.00%
     (to risk-weighted assets)
   Tier 1 capital                        70,444     10.22%        27,563    4.00%         41,345     6.00%
     (to risk-weighted assets)
   Tier 1 capital                        70,444     7.44%         37,864    4.00%         47,330     5.00%
     (to average assets)

The Company is not aware of any conditions or events, which would change the Banks' status as well capitalized. There are no conditions or events since that notification that management believes have changed the Banks' category.

Following are reconciliation's of the Bank's equity under generally accepted accounting principles to capital as determined by regulators:


                                             Mutual Savings Bank             First Northern Savings Bank
                                         ----------------------------     ----------------------------------
                                            Risk-         Tier I               Risk-            Tier I
                                            Based         (Core)               Based            (Core)
                                           Capital        Capital             Capital          Capital
                                         ------------- --------------     ---------------- -----------------
As of December 31, 2001:
   Equity per bank records                  $154,430      $154,430            $129,928          $129,928
   Unrealized gains on investments            (5,281)       (5,281)               (894)             (894)
   Goodwill and intangibles                   (8,726)       (8,726)            (47,873)          (47,873)
   Investment in "nonincludable"
     subsidiaries                             (2,123)       (2,123)               (354)             (354)
   Disallowed servicing assets                     -             -                (130)             (130)
   Equity investments required to be
      deducted                                     -             -                (230)                -
   Allowance for loan losses                   6,841             -               5,404                 -
                                            --------      --------            --------          --------
Regulatory capital                          $145,141      $138,300            $ 85,851          $ 80,677
                                            ========      ========            ========          ========

                                            Risk-         Tier I               Risk-            Tier I
                                            Based         (Core)               Based            (Core)
                                           Capital        Capital             Capital          Capital
                                         ------------- --------------     ---------------- -----------------
As of December 31, 2000:
   Equity per bank records                  $140,226      $140,226            $122,209          $122,209
   Unrealized gains on investments              (397)         (397)               (463)             (463)
   Goodwill and intangibles                   (9,484)       (9,484)            (50,969)          (50,969)
   Investment in "nonincludable"
     subsidiaries                                  -             -                (333)             (333)
   Allowance for loan losses                   7,111             -               5,127                 -
                                            --------      --------           ---------         ---------
Regulatory capital                          $137,456      $130,345           $  75,571         $  70,444
                                            ========      ========           =========         =========


8. EMPLOYEE BENEFIT PLANS

Mutual Savings Bank

Mutual Savings Bank has a discretionary, defined-contribution savings plan (the Savings Plan). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. Mutual Savings Bank then matches a percentage of the employee's contributions. Matching contributions made by Mutual Savings Bank were $89 in 2001, $76 in 2000 and $68 in 1999. Effective December 31, 2001, First Northern Savings Bank's 401(k) Plan, described below, was combined with the Savings Plan. Effective January 1, 2002, the Savings Plan became a defined contribution 401(k) plan for employees of Bank Mutual and its subsidiaries.

Mutual Savings Bank also has a defined-benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental pension plan for certain qualifying employees. The supplemental pension plan is funded through a "rabbi trust" arrangement. The benefits are generally based on years of service and the employee's compensation during the last five years of employment. Mutual Savings Bank's funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974. In addition, as of January 1, 2002, First Northern Savings Bank employees meeting certain minimum age and service requirements entered Mutual Savings Bank's defined benefit plan.

The following tables set forth the defined benefit pension plan's funded status and net periodic benefit cost:

                                                                                 2001             2000
                                                                                -------         ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                        $ 15,024         $  13,552
Service cost                                                                        803               818
Interest cost                                                                     1,096             1,032
Amendment                                                                            34                 -
Actuarial gain                                                                     (209)              (10)
Benefits paid                                                                      (313)             (368)
                                                                               --------         ---------
Benefit obligation at end of year                                              $ 16,435         $  15,024
                                                                               ========         =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                                 $ 16,221         $  14,219
Actual return on plan assets                                                      2,417             1,416
Employer contributions                                                              110               954
Benefits paid                                                                      (313)             (368)
                                                                               --------         ---------
Fair value of plan assets at end of year                                       $ 18,435         $  16,221
                                                                               ========         =========
FUNDED STATUS
Funded status at end of year                                                   $  2,000         $   1,197
Unrecognized net actuarial loss                                                  (2,079)             (634)
Unrecognized prior service cost                                                     720               833
Unrecognized net transition asset                                                     -               (50)
                                                                               --------         ---------
Prepaid benefit cost                                                           $    641         $   1,346
                                                                               ========         =========


Weighted-average assumptions used in cost calculations:
   Discount rate                                                                   7.50%             7.75%
   Rate of increase in compensation levels                                         5.00%             5.50%
   Expected long-term rate of return on plan assets                                7.50%             7.50%



                                                             2001              2000             1999
                                                            -------           -------          ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                $   803           $   819          $  659
Interest cost                                                 1,096             1,032             934
Expected return on plan assets                               (1,196)           (1,049)           (986)
Amortization of transition asset                                (50)              (51)            (50)
Amortization of prior service cost                              146               195             202
Recognized actuarial loss                                        16                18              54
                                                            -------           -------          ------
Total net periodic benefit cost                             $   815           $   964          $  813
                                                            =======           =======          ======



Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.

Mutual Savings Bank has a deferred retirement plan for non-officer directors who have provided at least five years of service. Four of the six existing eligible directors' benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director's heirs. Mutual Savings Bank has funded these arrangements through "rabbi trust" arrangements, and based on actuarial analyses believes these obligations are adequately funded.

First Northern Savings Bank

First Northern Savings Bank has a participatory defined-contribution 401(k) plan. The plan covers all employees with at least one year of service and who attained age 21. First Northern Savings Bank annually contributes 3% of an employee's gross earnings and may fund an additional discretionary dollar amount to the plan. First Northern Savings Bank also matches 50% of the first 4% of the amount of each employee's contribution. In addition, each employee may contribute amounts in excess of 4%, up to the lesser of 15% of compensation or federal tax limits, with no First Northern Savings Bank participation. Total expense relating to this plan for the year ended December 31, 2001 was $498 and for the two months ended December 31, 2000, was $53. Effective December 31, 2001, the First Northern Savings Bank's participatory defined-contribution 401(k) plan was combined with Mutual Savings Bank's defined contribution 401(k) plan and as of January 1, 2002, a new combined Bank Mutual defined contribution 401(k) Plan was established.

First Northern Savings Bank also has an unfunded deferred retirement plan for the Bank's non-employee directors. All members of First Northern Savings Bank's Board of Directors are eligible under the plan. Directors of predecessor institutions who are members of an advisory board are eligible at the discretion of First Northern Savings Bank. Currently there are four retired advisory board members in the plan. First Northern Savings Bank also has supplemental retirement plans for several executives. Total expense relating to these plans for the year ended December 31, 2001 was $225 and for the two months ended December 31, 2001, was $17.

9. STOCK-BASED BENEFIT PLANS

In conjunction with the reorganization, the Company established an ESOP for the employees of the Company and the Banks. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. At November 1, 2000, the ESOP borrowed $609 from the Company and purchased 60,910 shares of common stock issued in the public offering. Subsequent to this initial purchase, through December 31, 2000, the ESOP borrowed an additional $8,362 and purchased an additional 828,000 shares. In January 2001, the ESOP bought an additional 2,969 shares. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-tenth of the shares are scheduled to be released each year starting in 2001, as one-tenth of the loan is scheduled to be repaid each year. Also, additional shares may be released as the ESOP Trust receives cash dividends from the unallocated shares held in the Trust. In 2001, such additional shares were released. ESOP expense for the year ended December 31, 2001 was $1,461; there was no ESOP expense during the year ended December 31, 2000. ESOP shares not committed to be released are not considered outstanding for the purposes of computing EPS.

The following table summarizes shares of Company common stock held by the ESOP at December 31.

                                                                                2001                2000
                                                                               -------             -------
Shares allocated to participants                                               113,936                   -
Unallocated and unearned shares                                                777,943             888,910
Fair value of unearned ESOP shares                                             $11,887              $8,445


In May 2001, Bank Mutual shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options for up to 1,114,849 shares and restricted stock (MRP) awards of up to 334,454 shares. Of these, 330,000 MRP shares were granted during the year ended December 31, 2001 to employees in management positions of which 1,000 shares were forfeited; no shares were granted during the year ended December 31, 2000. The outstanding MRP grants had a fair value at the date of the grants of $4,435. The grants under the MRP are being amortized to compensation expense as the Company's employees become vested in the awarded shares. The amount amortized to expense was $388 for the year ended December 31, 2001. The remaining unamortized cost of the MRP is reflected as a reduction of shareholders' equity as unearned deferred compensation.

Options for 1,104,000 shares were granted on May 8, 2001 at an exercise price of $11.76. Of these options, 1,094,000 shares remain outstanding at December 31, 2001, no shares are vested and 10,000 shares have been forfeited.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

                                                                                2001
                                                                                ----
Risk-free interest rate                                                         5.30%
Dividend yield                                                                  2.00%
Expected stock volatility                                                      26.30%
Expected years until exercise                                                    8.0


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Bank Mutual's stock options have characteristics significantly different from traded options and inasmuch, changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Bank Mutual accounts for the stock options in accordance with ABP Option 25, as allowed under FASB No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. Pursuant to FASB No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options' vesting periods.

                                                                       Year ended December 31
                                                                                2001
                                                                               --------
Net income:
     As reported                                                                $20,283
     Pro forma                                                                  $19,819
Basic earnings per share:
     As reported                                                                 $0.95
     Pro forma                                                                   $0.92
Diluted earnings per share:
     As reported                                                                 $0.94
     Pro forma                                                                   $0.92


The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

As a result of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual will need to purchase up to approximately 1.45 million shares of its common stock for issuance pursuant to awards which have been or are made under the Stock Incentive Plan. Bank Mutual had repurchased 333,500 shares through December 31, 2001 and no specific schedule was announced for the completion of these purchases. Because of the options' vesting schedules under the Stock Incentive Plan, Bank Mutual would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

10. INCOME TAXES

The provision for income taxes consists of the following:

                                                                     YEAR ENDED DECEMBER 31
                                                          --------------------------------------------
                                                            2001              2000              1999
                                                          --------          --------           -------
Current:
   Federal                                               $  10,768          $  8,732          $  6,896
   State                                                      (113)             (230)              793
                                                         ---------          --------          --------
                                                            10,655             8,502             7,689
Deferred expense (benefit):
   Federal                                                   1,125              (129)           (3,120)
   State                                                       304               335              (766)
                                                         ---------          --------          --------
                                                             1,429               206            (3,886)
                                                         ---------          --------          --------
                                                         $  12,084          $  8,708          $  3,803
                                                         =========          ========          ========



For state income tax purposes, certain subsidiaries have net business loss carryovers of $16,100 available to offset against future income. The carryovers expire in the years 2002 through 2017 if unused.

The income tax provision differs from the provision computed at the federal statutory corporate rate as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                                 ----------------------------------------
                                                                   2001            2000           1999
                                                                 ---------       ---------      ---------
Income before provision for income taxes                        $  32,367       $  23,414      $    (680)
                                                                =========       =========      =========
Tax expense at federal statutory rate                           $  11,328       $   8,195      $    (238)
Increase (decrease) in taxes resulting from:
   State income taxes - net of federal tax benefit                    124              70             21
   Nondeductible intangible amortization                            1,177             466          3,487
   Bank Owned Life Insurance                                         (381)              -              -
   Other                                                             (164)            (23)           533
                                                                ---------       ---------      ---------
Provision for income taxes                                      $  12,084       $   8,708       $  3,803
                                                                =========       =========      =========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax assets and liabilities are summarized as follows:


                                                                                   DECEMBER 31
                                                                            --------------------------
                                                                              2001              2000
                                                                            ---------          -------
Deferred tax assets:
   State net operating losses                                               $     829          $   471
   Loan loss reserves                                                           4,386            3,836
   Pension                                                                      2,140            1,902
   Deferred compensation                                                        1,350            1,404
   Other                                                                           97              786
                                                                            ---------          -------
Total deferred tax assets                                                       8,802            8,399
Valuation allowance                                                              (769)            (330)
                                                                            ---------          -------
Net Deferred tax assets                                                         8,033            8,069

Deferred tax liabilities:
   Property and equipment depreciation                                          1,189            1,121
   FHLB stock dividends                                                         2,077            1,537
   Deferred loan fees                                                             520              488
   Purchase accounting adjustments                                              6,289            5,536
   Unrealized gain on investment securities                                     3,183              242
                                                                            ---------          -------
Total deferred tax liabilities                                                 13,258            8,924
                                                                            ---------          -------
Net deferred tax asset (liability)                                          $  (5,225)         $  (855)
                                                                            =========          =======



The Banks and certain predecessor banks qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for federal income taxes has been made for approximately $64,475 of retained income as of December 31, 2001. If, in the future, the Banks no longer qualify as a bank for tax purposes, income taxes of approximately $25,874 would be imposed.

11. CONTINGENT LIABILITY

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

At December 31, 2001 and 2000, United States Treasury notes with outstanding principal balances aggregating approximately $10,000 were held by the trustee as collateral for these bonds which had an outstanding principal balance of $4,615 and $4,905 at December 31, 2001 and 2000, respectively. The third-party borrower is current on all scheduled payments due under the bond issue, which has a scheduled maturity of December 15, 2009.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent credit risk are as follows:

                                                                                     DECEMBER 31
                                                                               -----------------------
                                                                                 2001            2000
                                                                               --------       --------
Unused consumer lines of credit                                                $130,269       $112,916
Unused commercial lines of credit                                                21,376         14,622
Commitments to extend credit:
   Fixed rate                                                                    14,979          5,012
   Adjustable rate                                                               26,164         10,034
Credit enhancement under the Federal Home Loan Bank
   of Chicago Mortgage Partnership Finance program                                   34             32


Forward commitments to sell mortgage loans of $41,314 at December 31, 2001, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose the Banks to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were no forward commitments at December 31, 2000.

The Company participates in the FHLB Mortgage Partnership Finance Program (the Program). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had no firm commitments outstanding to deliver loans through the Program at December 31, 2001. Once delivered to the

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
(CONTINUED)

Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company received a fee for this credit enhancement. The Company does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Mortgage Servicing Rights: The Company has calculated the fair market value of mortgage servicing rights for those loans that are sold with servicing rights retained. For valuation purposes, loans are stratified by product type and, within product type, by interest rates. The fair value of mortgage servicing rights is based upon the present value of estimated future cash flows using current market assumptions for prepayments, servicing cost and other factors.

Federal Home Loan Bank Stock: Federal Home Loan Bank stock is carried at cost, which is its redeemable (fair) value, since the market for this stock is restricted.

Accrued Interest Receivable: The carrying value of accrued interest receivable approximates fair value.

Deposits and Advance Payments by Borrowers for Taxes and Insurance: Fair values for deposits are estimated using a discounted cash flow calculation that applies current market borrowing interest rates to a schedule of aggregated expected monthly maturities on deposits. The advance payments by borrowers for taxes and insurance are equal to their carrying amounts at the reporting date.

Borrowings: The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value.

                                                                   DECEMBER 31
                                              ---------------------------------------------------------
                                                      2001                            2000
                                              -------------------------   -----------------------------
                                              Carrying          Fair        Carrying            Fair
                                               Value            Value         Value            Value
                                             ----------      ----------   -------------    ------------
Cash and cash equivalents                    $  251,912      $  251,912    $     65,722    $     65,722
Investment and mortgage-related
   securities                                   614,143         614,143         559,002         559,002
Loans receivable, net                         1,831,155       1,870,581       1,972,636       1,966,365
Loans held for sale                              32,321          32,321           7,469           7,469
Mortgage servicing rights                         4,251           4,251           3,442           3,442
Federal Home Loan Bank stock                     31,233          31,233          28,926          28,926
Accrued interest receivable                      13,588          13,588          15,835          15,835
Deposits and accrued interest                 2,090,440       2,107,022       1,894,820       1,871,707
Advance payments by borrowers                     3,499           3,499           4,312           4,312
Borrowings                                      465,360         489,484         567,624         567,100


The above table does not include any amount for the value of any off-balance-sheet items (see Note 12) since the fair value of these items is not significant.

14. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

STATEMENT OF FINANCIAL CONDITION

                                                                                    DECEMBER 31
                                                                            ---------------------------
                                                                               2001              2000
                                                                            ----------        ---------
ASSETS
Cash and cash equivalents                                                   $   20,241        $  21,566
Investment in subsidiaries                                                     284,358          262,435
Receivable from ESOP                                                             7,850            8,959
Other assets                                                                         1              563
                                                                            $  312,450         $293,523
                                                                            ==========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Due to subsidiaries                                                      $    6,948        $   8,959
   Other liabilities                                                             1,404              167
                                                                            ----------        ---------
                                                                                 8,352            9,126
Shareholders' equity Common stock - $.01 par value:
     Authorized - 100,000,000 shares
     Issued - 22,341,665 shares in 2000
     Outstanding - 22,337,165 shares in 2001 and
     22,341,665 in 2000                                                            223              223
   Additional paid-in capital                                                  108,043          108,151
   Retained earnings                                                           201,777          184,351
   Unearned ESOP shares                                                         (7,850)          (8,971)

   Accumulated other comprehensive income                                        6,018              643
   Unearned deferred compensation                                               (4,047)
   Treasury stock - 4,500 shares in 2001, none in 2000                             (66)               -
                                                                            ----------        ---------
                                                                               304,098          284,397
                                                                            ----------        ---------
                                                                            $  312,450        $ 293,523
                                                                            ==========        =========


STATEMENT OF INCOME


                                                                              YEAR ENDED DECEMBER 31
                                                                             -------------------------
                                                                               2001             2000
                                                                             ---------        --------
Interest income                                                              $   1,560        $    207
Equity in earnings of subsidiaries                                              19,668          14,594
Other                                                                              139               1
                                                                             ---------        --------
Total income                                                                    21,367          14,802

Total expenses                                                                     667              26
                                                                             ---------        --------
Income before provision for income taxes                                        20,700          14,776
Provision for income taxes                                                         417              71
                                                                             ---------        --------
Net income                                                                   $  20,283        $ 14,705
                                                                             =========        ========

STATEMENT OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31
                                                                             ---------------------------
                                                                               2001              2000
                                                                             --------          ---------
Cash flows from operating activities
   Net income                                                                $ 20,283          $ 14,705
   Adjustment to reconcile net income to net cash provided by (used
     in) operating activities:
   Equity in earnings of subsidiaries                                         (19,668)          (14,594)
   Amortization of cost of stock benefit plans                                  1,849                 -
   Decrease in due to subsidiaries                                             (2,011)                -
   Change in other operating activities and liabilities                         1,758              (396)
                                                                             --------          --------
Net cash used in operating activities                                           2,211              (285)

Cash flows from investing activities:
   Transfer from subsidiary resulting from restructuring                            -            47,635
   Business acquisition, net of cash and cash equivalents                           -           (75,112)
   Dividends from Company subsidiaries                                          3,120                 -
                                                                             --------          --------
Net cash provided by investing activities                                       3,120           (27,477)

Cash flows from financing activities:
   Sale of stock                                                                    -            58,299
   Purchase of ESOP shares                                                        (29)           (8,971)
   Cash dividends                                                              (2,857)                -
   Purchase of treasury stock                                                  (4,920)                -
   Payments received on ESOP                                                    1,150                 -
                                                                             --------          --------
Net cash provided by financing activities                                      (6,656)           49,328
                                                                             --------          --------
Increase (decrease) in cash and cash equivalents                               (1,325)           21,566
Cash and cash equivalents at beginning of year                                 21,566                 -
                                                                             --------          --------
Cash and cash equivalents at end of year                                     $ 20,241          $ 21,566
                                                                             ========          ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information in response to this item is incorporated herein by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Bank Mutual's definitive Proxy Statement for its Annual Meeting of Shareholders on May 7, 2002 (the "2002 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION


Information in response to this item is incorporated by reference to "Directors' Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2002 Annual Meeting Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Information in response to this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners" in the 2002 Annual Meeting Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information in response to this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Bank Mutual" in the 2002 Annual Meeting Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the Report: 1. and 2. Financial Statements and Financial Statement Schedules.


The following consolidated financial statements of Bank Mutual Corporation and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":


     Consolidated Statements of Financial Condition - December 31, 2001 and
     2000.

     Consolidated Statements of Operations - Years Ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Changes In Shareholders' Equity - Years Ended December 31, 2001, 2000 and 1999 .

     Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999.


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

     (b) Reports on Form 8-K:


          No reports on Form 8-K were filed in the fourth quarter of 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BANK MUTUAL CORPORATION

March 27, 2002


                                     By:   /s/Michael T. Crowley, Jr.
                                        ----------------------------------------
                                         Michael T. Crowley, Jr.

                                         Chairman and Chief Executive Officer

                                 --------------

                                POWER OF ATTORNEY


       Each person whose signature appears below hereby authorizes Michael T. Crowley, Jr., Michael D. Meeuwsen, and Rick B. Colberg, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

                                ----------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

                               SIGNATURE AND TITLE


                 /s/Michael T. Crowley, Jr.                                    /s/Raymond W. Dwyer, Jr.
      ----------------------------------------------                    --------------------------------------
             Michael T. Crowley, Jr., Chairman,                             Raymond W. Dwyer, Jr., Director
            Chief Executive Officer and Director
               (Principal Executive Officer)



                  /s/Michael D. Meeuwsen                                       /s/Thomas J. Lopina, Sr.
       ---------------------------------------------                    --------------------------------------
              Michael D. Meeuwsen, President,                               Thomas J. Lopina, Sr., Director
           Chief Operating Officer and Director



                    /s/Rick B. Colberg                                           /s/William J. Mielke
      ----------------------------------------------                    --------------------------------------
         Rick B. Colberg, Chief Financial Officer                             William J. Mielke, Director
               (Principal Financial Officer)



                   /s/Marlene M. Scholz                                           /s/Robert B. Olson
      ----------------------------------------------                    --------------------------------------
          Marlene M. Scholz, Senior Vice President                            Robert B. Olson, Director
               (Principal Accounting Officer)



                   /s/Michael T. Crowley, Sr.                                      /s/David J. Rolfs
      ----------------------------------------------                    --------------------------------------
           Michael T. Crowley, Sr., Director                                    David J. Rolfs, Director



                    /s/Thomas H. Buestrin                                        /s/Jelmer G. Swoboda
      ----------------------------------------------                    --------------------------------------
                Thomas H. Buestrin, Director                                  Jelmer G. Swoboda, Director


                       /s/Mark C. Herr
      ----------------------------------------------
                   Mark C. Herr, Director



------------------
     * Each of the above signatures is affixed as of March 27, 2002.

                                   BANK MUTUAL
                       ("Bank Mutual" or the "Registrant")
                          Commission File No. 000-32107

                                  EXHIBIT INDEX
                                       TO
                            2001 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2001:


                                                                      INCORPORATED HEREIN            FILED
EXHIBIT         DESCRIPTION                                             BY REFERENCE TO            HEREWITH
-------         -----------                                           --------------------         ---------
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

10.5(b)*        Amendment thereto dated February 17, 1998       Exhibit 10.5(b) to 2000 S-1

10.6(a)*        Employment Agreement between Mutual Savings     Exhibit 10.6(a) to 2000 S-1
                Bank and Michael T. Crowley, Sr. dated
                December 31, 1993

10.6(b)*        Amendment thereto dated February 17, 1998       Exhibit 10.6(b) to 2000 S-1

10.7*           Form of Employment Agreements of Mr. Maurer     Exhibit 10.7 to 2000 S-1
                and Ms. Scholz with Mutual Savings Bank, each
                dated as of January 1, 2001


                                                                      INCORPORATED HEREIN            FILED
EXHIBIT         DESCRIPTION                                             BY REFERENCE TO            HEREWITH
-------         -----------                                           --------------------         ---------
10.8(a)*        Employment Agreement between First Northern     Exhibit 10.8(a) to Bank
                Savings Bank and Michael D. Meeuwsen dated as   Mutual's Annual Report on Form
                of January 2, 1990                              10-K for the year ended
                                                                December 31, 2000 ("2000
                                                                10-K")

10.8(b)*        Amendments No. 1 thereto, dated as of           Exhibit 10.8(b) to 2000 10-K
                September 20, 1995

10.9*           Employment Agreement between First Northern     Exhibit 10.9 to 2000 10-K
                Savings Bank and Rick B. Colberg dated as of
                November 1, 2000

10.10(a)*       Non-Qualified Deferred Retirement Plan for      Exhibit 10.10(a) to 2000 10-K
                Directors of First Northern Savings Bank

10.10(b)*       Amendment No. 1 thereto                         Exhibit 10.3.2 to First
                                                                Northern Capital Corp.'s
                                                                Annual Report on Form 10-K for
                                                                the fiscal year ended December
                                                                31, 1998 ("FNCC 1998 10-K")

10.11(a)*       Form of Supplemental Retirement Agreements      Exhibit 10.11(a) to 2000 10-K
                dated as of January 1, 1994 between First
                Northern Savings Bank and each of Michael D.
                Meeuwsen and Rick B. Colberg

10.11(b)*       Form of Amendment No. 1 thereto dated as of     Exhibit 10.11(b) to 2000 10-K
                September 20, 1995

10.11(c)*       Form of Amendment No. 2 thereto, dated as of    Exhibit 10.6.4 to FNCC 1998
                October 15, 1998                                10-K

10.12(a)*       Mutual Savings Bank Management Incentive        Exhibit 10.12(a) to 2000 10-K
                Compensation Plan (superceded)

10.12(b)*       Mutual Savings Bank Management Incentive        Exhibit 10.12(b) to 2000 10-K
                Compensation Plan (MIP)

10.13*          First Northern Savings Bank Management          Exhibit 10.13 to 2000 10-K
                Incentive Compensation Plan

10.14           Bank Mutual 2001 Stock Incentive Plan           Appendix A to Bank Mutual's
                                                                definitive 2001 Annual Meeting
                                                                Proxy Statement

10.15           Agency Agreement among Mutual Savings Bank,     Exhibit 1.1 to Post-Effective
                Bank Mutual, Mutual Savings Bancorp, MHC and    Amendment No. 1 to 2000 S-1
                Ryan Beck, Incorporated dated as of September
                8, 2000

21.1            List of Subsidiaries                            Exhibit 21.1 to 2000 10-K

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