Form 10-Q
period 2002-03-31
BANK MUTUAL CORP
filed 2002-05-13
CIK 1123270

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR
/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


                        COMMISSION FILE NUMBER 000-31207

                             BANK MUTUAL CORPORATION
             (Exact name of registrant as specified in its charter)

          UNITED STATES                                 39-2004336
       -------------------                          ------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)


                            4949 WEST BROWN DEER ROAD
                               MILWAUKEE, WI 53223
                                 (414) 354-1500
                        --------------------------------
               (Address, including Zip Code, and telephone number,
         including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X           No
                                ---
The number of shares outstanding of the issuer's common stock $0.01 par value per share, was 22,291,165 shares, at April 30, 2002.

--------------------------------------------------------------------------------

                             BANK MUTUAL CORPORATION

                                   10-Q INDEX



                                                                                                         PAGE NO.
PART I.        FINANCIAL INFORMATION:

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial Condition
          as of March 31, 2002 and December 31, 2001                                                         3

          Unaudited Consolidated Statements of Income
          for the three months ended March 31, 2002 and 2001                                                 4

          Unaudited Consolidated Statements of Shareholders' Equity
          for the three months ended March 31, 2002 and 2001                                                 5

          Unaudited Consolidated Statements of Cash Flows
          for the three months ended March 31, 2002 and 2001                                                 6

          Notes to Unaudited Consolidated Financial Statements                                              7-15


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                              16-27

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       28-31


PART II.       OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               32

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                  32

SIGNATURES                                                                                                  33


                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                  MARCH 31,           DECEMBER 31,
                                                                                    2002                 2001
                                                                                ------------        ------------
                                                                                         (IN THOUSANDS)
ASSETS
Cash and due from banks                                                         $     34,040        $     41,574
Federal funds sold                                                                   145,000             175,000
Interest-earning deposits                                                             38,622              35,338
                                                                                ------------        ------------
Cash and cash equivalents                                                            217,662             251,912
Securities available-for-sale, at fair value:
   Investment securities                                                              83,267              93,059
   Mortgage-related securities                                                       561,664             521,084
Loans held for sale                                                                   17,666              32,321
Loans receivable, net                                                              1,791,623           1,831,155
Goodwill                                                                              52,570              52,570
Other intangible assets                                                                6,230               6,396
Other assets                                                                         119,632             117,293
                                                                                ------------        ------------
                                                                                $  2,850,314        $  2,905,790
                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                                     $  2,079,981        $  2,090,440
   Borrowings                                                                        418,663             465,360
   Advance payments by borrowers for taxes and insurance                              12,702               3,499
   Other liabilities                                                                  32,432              42,393
                                                                                ------------        ------------
                                                                                   2,543,778           2,601,692

Shareholders' equity:
   Preferred stock - $.01 par value:
     Authorized - 10,000,000 shares in 2002 and 2001
     Issued and outstanding - none in 2002 and 2001                                        -                   -
   Common stock - $.01 per value:
     Authorized - 100,000,000 shares in 2002 and 2001 Issued - 22,341,665 shares in 2002 and 2001 Outstanding - 22,301,165 shares in 2002 and
        22,337,165 in 2001                                                               223                 223
   Additional paid-in capital                                                        108,233             108,043
   Retained earnings                                                                 207,217             201,777
   Unearned ESOP shares                                                               (7,553)             (7,850)
   Accumulated other comprehensive income                                              2,902               6,018
   Unearned deferred compensation                                                     (3,826)             (4,047)
   Treasury stock - 40,500 shares in 2002; 4,500 in 2001                                (660)                (66)
                                                                                ------------        ------------
                                                                                     306,536             304,098
                                                                                ------------        ------------
                                                                                $  2,850,314        $  2,905,790
                                                                                ============        ============


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     2002               2001
                                                                  ---------           ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
   Loans                                                          $  32,842           $  38,707
   Investments                                                        1,462               2,128
   Mortgage-related securities                                        7,940               7,772
   Interest-earning deposits                                            723                 687
                                                                  ---------           ---------
Total interest income                                                42,967              49,294
Interest expense:
   Deposits                                                          17,497              22,973
   Borrowings                                                         6,057               8,631
   Advance payment by borrowers for taxes
     and insurance                                                       24                  36
                                                                  ---------           ---------
Total interest expense                                               23,578              31,640
                                                                  ---------           ---------
Net interest income                                                  19,389              17,654
Provision for loan losses                                                15                 101
                                                                  ---------           ---------
Net interest income after provision for loan losses                  19,374              17,553
Noninterest income:
   Service charges on deposits                                        1,029               1,021
   Brokerage and insurance commissions                                  813                 522
   Loan related fees                                                     47                 355
   Gain on sales of loans                                               953                 399
   Other                                                              1,001               1,052
                                                                  ---------           ---------
Total noninterest income                                              3,843               3,349
Noninterest expenses:
   Compensation, payroll taxes and other
     employee benefits                                                7,917               6,780
   Occupancy and equipment                                            2,591               2,700
   Amortization of goodwill                                               -                 775
   Amortization of other intangible assets                              165                 165
   Other                                                              2,938               2,772
                                                                  ---------           ---------
Total noninterest expenses                                           13,611              13,192
                                                                  ---------           ---------
Income before income taxes                                            9,606               7,710
Income taxes                                                          3,275               2,907
                                                                  ---------           ---------
Net income                                                        $   6,331           $   4,803
                                                                  =========           =========

Per share data:
   Earnings per share-basic                                       $    0.30           $    0.22
                                                                  =========           =========
   Earnings per share-diluted                                     $    0.29           $    0.22
                                                                  =========           =========
   Cash dividends paid                                            $    0.08           $    0.07
                                                                  =========           =========


           See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                    ACCUMULATED
                                                          ADDITIONAL                  UNEARNED          OTHER          UNEARNED
                                                COMMON      PAID-IN     RETAINED        ESOP        COMPREHENSIVE      DEFERRED
                                                 STOCK      CAPITAL     EARNINGS       SHARES       INCOME (LOSS)    COMPENSATION
                                                ------    ----------    --------      --------      -------------    ------------
                                                                             (In thousands)
For the Three Months Ended March 31, 2002
Balance at January 1, 2002                      $ 223      $108,043      $201,777      $(7,850)    $    6,018           $(4,047)
   Comprehensive income:
     Net income                                     -             -         6,331            -              -                 -
     Other comprehensive income
       Change in net unrealized
       gain on securities available-
       for-sale, net of deferred income
       tax liability of $1,841                      -             -             -            -         (3,116)                -

Total comprehensive income                          -             -             -            -                                -
   Purchase of treasury stock                       -             -             -            -                                -
   Committed ESOP shares                            -           190             -          297              -                 -
   Amortization of deferred compensation            -             -             -            -              -               221
   Cash dividends ($.08 per share)                  -             -          (891)           -              -                 -
                                                -----      --------      --------      -------        -------           -------

Balance at March 31, 2002                       $ 223      $108,233      $207,217      $(7,553)       $ 2,902           $(3,826)
                                                =====      ========      ========      =======        =======           =======

For the Three Months Ended March 31, 2001
Balance at January 1, 2001                      $ 223      $108,151      $184,351      $(8,971)          $643        $        -
   Comprehensive income:
     Net income                                     -             -         4,803            -              -                 -
     Other comprehensive income
       Change in net unrealized
       gain on securities
       available-for-sale, net of
       deferred income tax liability
       of $2,619                                    -             -             -            -          4,675                 -

     Total comprehensive income                     -             -             -            -              -                 -
   Cash dividends ($.07 per share)                  -             -          (780)           -                                -
   Purchase of ESOP shares                          -             -             -          (29)             -                 -
                                                -----      --------      --------      -------         ------         ---------
Balance at March 30, 2001                       $ 223      $108,151      $188,374      $(9,000)        $5,318         $       -
                                                =====      ========      ========      =======         ======         =========





                                                   TREASURY
                                                     STOCK       TOTAL
                                                   --------      -----
                                                       (In thousands)
For the Three Months Ended March 31, 2002
Balance at January 1, 2002                          $ (66)      $304,098
   Comprehensive income:
     Net income                                         -          6,331
     Other comprehensive income
       Change in net unrealized
       gain on securities available-
       for-sale, net of deferred income
       tax liability of $1,841                          -         (3,116)
                                                                --------
Total comprehensive income                              -          3,215
   Purchase of treasury stock                        (594)          (594)
   Committed ESOP shares                                -            487
   Amortization of deferred compensation                -            221
   Cash dividends ($.08 per share)                      -           (891)
                                                    -----       --------

Balance at March 31, 2002                           $(660)      $306,536
                                                    =====       ========

For the Three Months Ended March 31, 2001
Balance at January 1, 2001                          $   -       $284,397
   Comprehensive income:
     Net income                                         -          4,803
     Other comprehensive income
       Change in net unrealized
       gain on securities
       available-for-sale, net of
       deferred income tax liability
       of $2,619                                        -          4,675
                                                                --------
     Total comprehensive income                         -          9,478
   Cash dividends ($.07 per share)                      -           (780)
   Purchase of ESOP shares                              -            (29)
                                                    -----       --------
Balance at March 30, 2001                           $   -       $293,066
                                                    =====       ========



            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                              2002                   2001
                                                                              ----                   ----
                                                                                   (IN THOUSANDS)

OPERATING ACTIVITIES:
Net Income                                                                $   6,331            $     4,803
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Provision for loan losses                                                   15                    101
     Provision for depreciation                                                 680                    629
     Amortization of intangibles                                                166                    940
     Amortization of cost of stock benefit plans                                708                      -
     Net discount amortization on securities                                    (97)                  (242)
     Net change in loans originated for sale                                 15,608                (18,972)
     Gains from sales of loans originated for sale                             (953)                  (399)
     Decrease in other liabilities                                           (8,745)               (11,980)
     (Increase) decrease in other assets                                     (2,110)                 2,977
     Decrease in accrued interest receivable                                    317                  1,365
                                                                           --------               --------
   Net cash provided (used) by operating activities                          11,920                (20,778)

INVESTING ACTIVITIES:
   Net purchases of investments in mutual funds                                (263)                  (488)
   Proceeds from maturities of investment securities                         17,868                 19,629
   Purchases of investment securities                                        (8,390)               (31,582)
   Purchases of mortgage-related securities                                (106,024)                (3,497)
   Principal repayments on mortgage-related securities                       61,159                 14,683
   Net decrease in loans receivable                                          39,122                 56,984
   Net increase in Federal Home Loan Bank stock                                (474)                  (830)
   Net purchases of premises and equipment                                     (357)                  (494)
                                                                           ---------              ---------
   Net cash provided by investing activities                                  2,641                 54,405

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                       (9,832)                65,698
   Net decrease in short-term borrowings                                    (19,835)               (16,603)
   Proceeds from long-term borrowings                                         2,245                 17,000
   Repayments on long-term borrowings                                       (29,107)               (52,064)
   Cash dividends                                                              (891)                  (780)
   Purchase of ESOP shares                                                        -                    (29)
   Purchase of treasury stock                                                  (594)                     -
   Net increase in advance payments by borrowers
     for taxes and insurance                                                  9,203                  8,407
                                                                           --------               --------
   Net cash provided (used) by financing activities                         (48,811)                21,629

   Increase (decrease) in cash and cash equivalents                         (34,250)                55,256
   Cash and cash equivalents at beginning of period                         251,912                 65,722
                                                                           --------               --------
   Cash and cash equivalents at end of period                              $217,662               $120,978
                                                                           ========               ========

SUPPLEMENTAL INFORMATION:
   Interest paid on deposits                                              $  18,125              $  22,416
   Income taxes paid                                                             69                    626
   Loans transferred to foreclosed properties
     and repossessed assets                                                     395                     92



           See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Bank Mutual Corporation ("Bank Mutual") and its wholly-owned subsidiaries Mutual Savings Bank and First Northern Savings Bank and their subsidiaries.

Bank Mutual is a United States corporation chartered by the Office of Thrift Supervision. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders' Equity and Unaudited Consolidated Statements of Cash Flows contains all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual and subsidiaries at March 31, 2002 and December 31, 2001, the results of their income for the three months ended March 31, 2002 and 2001, the changes in shareholders' equity for the three months ended March 31, 2002 and 2001, and their cash flows for the three months ended March 31, 2002 and 2001. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual's 2001 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:



                                                                              Gross         Gross       Estimated
                                                             Amortized     Unrealized    Unrealized       Fair
                                                               Cost           Gains        Losses         Value
                                                             ---------     ----------    ----------     ---------
At March 31, 2002:
Investment securities:
    U.S. government and federal agency obligations           $  37,917      $ 1,146    $       -       $  39,063
    Corporate issue obligations                                  9,625           36         (187)          9,474
    Mutual funds                                                33,383           16         (190)         33,209
    Federal Home Loan Mortgage Corporation stock                 1,440           81            -           1,521
                                                              --------      -------    ---------        --------
Total investment securities                                     82,365        1,279         (377)         83,267
Mortgage-related securities:
    Federal Home Loan Mortgage Corporation                     211,611          698       (3,210)        209,099
    Federal National Mortgage Association                      317,023        7,247       (2,012)        322,258
    Private Placement CMOs                                      23,126          600          (25)         23,701
    Government National Mortgage Association                     6,563           43            -           6,606
                                                              --------      -------    ---------        --------
Total mortgage-related securities                              558,323        8,588       (5,247)        561,664
                                                              --------      -------    ---------        --------
Total                                                         $640,688      $ 9,867    $  (5,624)       $644,931
                                                              ========      =======    =========        ========


                                                                              Gross         Gross       Estimated
                                                             Amortized     Unrealized    Unrealized       Fair
                                                               Cost           Gains        Losses         Value
                                                             ---------     ----------    ----------     ---------
At December 31, 2001:
Investment securities:
    U.S. government and federal agency obligations            $ 39,667       $ 1,652       $     -        $ 41,319
    Corporate issue obligations                                 17,300            55          (166)         17,189
    Mutual funds                                                33,120            19          (157)         32,982
    Federal Home Loan Mortgage Corporation stock                 1,440           129             -           1,569
                                                              --------       -------       -------        --------
Total investment securities                                     91,527         1,855          (323)         93,059
Mortgage-related securities:
    Federal Home Loan Mortgage Corporation                     162,365           948        (1,418)        161,895
    Federal National Mortgage Association                      321,198         8,214          (782)        328,630
    Private Placement CMOs                                      28,137           662           (16)         28,783
    Government National Mortgage Association                     1,716            60             -           1,776
                                                              --------       -------       -------        --------
Total mortgage-related securities                              513,416         9,884        (2,216)        521,084
                                                              --------       -------       -------        --------
Total                                                         $604,943       $11,739       $(2,539)       $614,143
                                                              ========       =======       =======        ========


The amortized cost and fair values of investment securities by contractual maturity at March 31, 2002, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.




                                                              AMORTIZED                    FAIR
                                                                COST                       VALUE
                                                              ---------                    -----
Due in one year or less                                        $ 13,078                  $ 13,325
Due after one year through five years                            34,464                    35,212
Due after five years through ten years                                -                         -
Mutual funds                                                     33,383                    33,209
Federal Home Loan Mortgage Corporation stock                      1,440                     1,521
Mortgage-related securities                                     558,323                   561,664
                                                               --------                  --------
                                                               $640,688                  $644,931
                                                               ========                  ========

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:


                                                             MARCH 31,                   DECEMBER 31,
                                                               2002                          2001
                                                             ---------                   ------------
Mortgage loans:
   One-to four-family                                        $  955,332                   $  992,126
   Multifamily                                                  128,847                      131,925
   Commercial real estate                                       170,793                      165,556
   Construction and development                                 132,251                      125,611
                                                             ----------                   ----------
Total mortgage loans                                          1,387,223                    1,415,218
Consumer loans:
   Fixed equity                                                 196,684                      200,500
   Home equity lines of credit                                   76,028                       76,472
   Student                                                       25,630                       25,410
   Home improvement                                               8,120                        9,439
   Automobile                                                    74,780                       77,621
   Other                                                         24,056                       25,886
                                                             ----------                   ----------
Total consumer loans                                            405,298                      415,328
Total commercial business loans                                  63,570                       60,932
                                                             ----------                   ----------
Total loans receivable                                        1,856,091                    1,891,478
Less:
   Undisbursed loan proceeds                                     49,031                       44,467
   Allowance for loan losses                                     12,304                       12,245
   Unearned loan fees and discounts                               3,133                        3,611
                                                             ----------                   ----------
Total loans receivable -- net                                $1,791,623                   $1,831,155
                                                             ==========                   ==========



Bank Mutual's mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual's local lending areas in Wisconsin and Minnesota.

NOTE 4 - OTHER ASSETS

Other Assets are summarized as follows:


                                                                      MARCH 31,           DECEMBER 31,
                                                                        2002                  2001
                                                                      ---------           ------------
Accrued interest:
   Mortgage-related securities                                      $    1,867           $    2,431
   Investment securities                                                 1,951                1,721
   Loans receivable                                                      9,454                9,436
                                                                      --------             --------
Total accrued interest                                                  13,272               13,588
Foreclosed properties and repossessed assets                               783                  382
Premises and equipment, net                                             42,865               43,187
Federal Home Loan Bank stock, at cost                                   31,686               31,233
Life insurance policies                                                 16,315               15,938
Mortgage servicing rights                                                4,030                4,251
Other                                                                   10,681                8,714
                                                                      --------             --------
                                                                      $119,632             $117,293
                                                                      ========             ========

NOTE 5 - DEPOSITS

Deposits are summarized as follows:


                                                             MARCH 31,                DECEMBER 31,
                                                               2002                       2001
                                                             ---------                ------------
Checking accounts:
   Noninterest-bearing                                       $   95,939                $   96,362
   Interest-bearing                                             134,645                   137,317
                                                             ----------                ----------
                                                                230,584                   233,679
Money market accounts                                           348,300                   335,946
Savings accounts                                                228,417                   214,859
Certificate accounts:
   Due within one year                                          813,261                   934,378
   After one but within two years                               228,166                   262,910
   After two but within three years                              99,780                    57,514
   After three but within four years                             54,895                    31,406
   After four but within five years                              76,578                    19,748
   After five years                                                   -                         -
                                                             ----------                ----------
                                                              1,272,680                 1,305,956
                                                             ----------                ----------
                                                             $2,079,981                $2,090,440
                                                             ==========                ==========


NOTE 6 - BORROWINGS

Borrowings consist of the following:


                                                         MARCH 31, 2002               DECEMBER 31, 2001
                                                    ------------------------       -----------------------
                                                                   Weighted-                     Weighted-
                                                                    Average                       Average
                                                     Balance         Rate           Balance        Rate
                                                     -------       ---------        -------      ---------
Federal Home Loan Bank
    advances maturing:
          2002                                       $ 87,225        6.01%          $116,339       6.21%
          2003                                         60,921        5.50             60,905       5.50
          2004                                        231,768        5.61            231,773       5.61
          2005                                         17,992        5.21             17,995       5.20
          2006                                          7,947        4.85              7,947       4.85
          Thereafter                                    9,310        5.78              7,066       5.71
Other borrowings                                        3,500        1.47             23,335       1.39
                                                     --------                       --------
                                                     $418,663                       $465,360
                                                     ========                       ========

Advances that mature in the year 2004 consist of borrowings that are redeemable at the option of the FHLB.

The Banks are required to maintain unencumbered mortgage loans in their portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Banks' borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $31,686 and $31,233 at March 31, 2002 and December 31, 2001, respectively.

The Banks are Treasury Tax & Loan (TT&L) depositories for the Federal Reserve Bank (FRB), and as such, they accept TT&L deposits. The Banks are allowed to borrow these deposits from the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.

NOTE 7 - SHAREHOLDERS' EQUITY

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on Bank Mutual's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by federal regulation to ensure adequacy require the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of March 31, 2002, that the Banks meet or exceed all capital adequacy requirements to which they are subject.



                                                                                              To Be Well
                                                                   For Capital             Capitalized Under
                                                                    Adequacy               Prompt Corrective
                                           Actual                   Purposes               Action Provisions
                                     ------------------         -----------------          -----------------
                                     Amount       Ratio         Amount      Ratio          Amount      Ratio
                                     ------------------         -----------------          -----------------
Mutual Savings Bank
As of March 31, 2002:
   Total capital                     $147,773     15.80%         $74,818    8.00%          $93,522     10.00%
     (to risk-weighted assets)
   Tier 1 capital                     140,951     15.07%          37,409    4.00%           56,113      6.00%
     (to risk-weighted assets)
   Tier 1 capital                     140,951      7.43%          75,928    4.00%           94,910      5.00%
     (to total assets)

First Northern Savings Bank
As of March 31, 2002:
   Total capital                      $88,511     14.22%         $49,796    8.00%          $62,246     10.00%
     (to risk-weighted assets)
   Tier 1 capital                      83,331     13.39%          24,898    4.00%           37,347      6.00%
     (to risk-weighted assets)
   Tier 1 capital                      83,331      8.52%          39,117    4.00%           48,896      5.00%
     (to total assets)


Bank Mutual is not aware of any conditions or events, which would change the Banks' status as well capitalized. There are no conditions or events that management believes have changed the Banks' category.

Following are reconciliations of the Banks' equity under generally accepted accounting principles to capital as determined by regulators:



                                                    MUTUAL SAVINGS BANK             FIRST NORTHERN SAVINGS BANK
                                                    -------------------             ---------------------------
                                                    RISK-          TIER I              RISK-            TIER I
                                                    BASED          (CORE)              BASED            (CORE)
                                                   CAPITAL         CAPITAL            CAPITAL           CAPITAL
                                                   -------         -------            -------           -------
As of March 31, 2002:
   Equity per bank records                         $154,283       $154,283           $132,227         $132,227
   Unrealized gains on investments                   (2,521)        (2,521)              (570)            (570)
   Goodwill and other intangibles                    (8,492)        (8,492)           (47,813)         (47,813)
   Investment in "nonincludable"
     subsidiaries                                    (2,118)        (2,118)              (392)            (392)
   Disallowed servicing assets                         (201)          (201)              (121)            (121)
   Equity investments required
     to be deducted                                     (21)                             (281)
   Allowance for loan losses                          6,843              -              5,461                -
                                                   --------       --------            -------          -------
Regulatory capital                                 $147,773       $140,951            $88,511          $83,331
                                                   ========       ========            =======          =======


In May 2001, Bank Mutual shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options and restricted stock awards. Because of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual needs to purchase up to approximately 1.45 million shares of its common stock for issuance pursuant to awards which have been made under the Stock Incentive Plan. Bank Mutual had repurchased 369,500 shares through March 31, 2002 and no specific schedule was announced for the completion of these purchases. Because of the options' vesting schedules under the Stock Incentive Plan, Bank Mutual would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

330,000 treasury shares were reissued and 1,000 shares forfeited to recipients of Management Recognition Plan ("MRP") shares thereby creating unearned deferred compensation. The unearned deferred compensation is an adjustment to shareholders' equity and will be adjusted as the MRP shares are vested.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Off-Balance sheet financial instruments whose contract amounts represent credit and/or interest rate risk at March 31, 2002 and December 31, 2001 are as follows:


                                                                   MARCH 31,           DECEMBER 31,
                                                                     2002                  2001
                                                                   ---------           ------------
Unused consumer lines of credit                                    $131,929               $130,269
Unused commercial lines of credit                                    13,306                 21,376
Unused letters of credit                                              6,999                  7,000
Commitments to extend credit:
   Fixed rate                                                        22,421                 14,979
   Adjustable rate                                                   21,731                 26,164
Credit enhancement under the Federal Home
   Loan Bank of Chicago Mortgage Partnership
   Finance program                                                       34                     34

Forward commitments to sell mortgage loans of $22.3 million at March 31, 2002, represent commitments obtained by the Banks from a secondary market agency to purchase mortgages from the Banks. Commitments to sell loans expose the Banks to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $41.3 million of forward commitments at December 31, 2001.


NOTE 9 - SHARES OUTSTANDING

The weighted average number of shares outstanding for the purposes of earnings per share calculations excluding unallocated shares of the Employee Stock Ownership Plan ("ESOP") and MRP Plan (except for the shares in the ESOP that are contractually committed for allocation at year-end 2002 and shares that are ratably vested in the MRP Plan), for the three months ended March 31, 2002 were 21,286,491 shares. In addition, 329,000 shares have been issued under a MRP which is part of the stock incentive plan; the MRP shares will vest 20% per year. Therefore, 329,000 repurchased shares have been registered in the MRP recipient names and as the MRP shares vest, they will be included in the basic earnings per share calculation. All the MRP shares are included in the diluted earnings per share calculation.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but will be subject to annual impairment tests in accordance with the SFAS. Other intangible assets will continue to be amortized over their useful lives.

Bank Mutual applied the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The nonamortization provisions of the SFAS is expected to result in an increase in net income of approximately $3.1 million ($0.14 per share) per year. Bank Mutual performed an impairment test as of December 31, 2001 and found the goodwill and deposit base intangible (other intangible assets) not to be impaired. Bank Mutual will perform the required impairment tests at least annually; therefore, the expected increase in net income as a result of the elimination of regular goodwill amortization may be subject to change, and a determination of impairment would materially affect results in any period in which it were to be determined.

The following table shows the effect of eliminating the goodwill amortization for the first quarter of 2001 so as to allow for a comparative analysis to the first quarter of 2002.



                                                                           Three Months Ended March 31,
                                                                             2002                    2001
                                                                             ----                    ----
                                                                       (In thousands except per share amounts)
         Stated net income                                                  $6,331                  $4,803
         Goodwill amortization expense                                           -                     775
                                                                            ------                  ------
         Adjusted net income                                                $6,331                  $5,578
                                                                            ======                  ======

         Stated earnings per share - diluted                                $ 0.29                   $0.22
         Goodwill amortization expense                                           -                    0.04
                                                                            ------                   -----
         Adjusted earnings per share - diluted                              $ 0.29                   $0.26
                                                                            ======                   =====

The deposit based intangible asset (other intangible assets) is anticipated to amortize at $55,100 per month for at least the next five years. This amortization expense maybe adjusted if impairment occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements concerning Bank Mutual's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words "anticipate," "believe," "estimate," "expect," "objective," "projection" and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual's control, that could cause Bank Mutual's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Banks' loan and investment portfolios; general economic and political developments; and other factors referred to in the reports filed by Bank Mutual with the Securities and Exchange Commission (particularly under "Risk Factors" in Item 7 of Bank Mutual's 2001 Report on Form 10-K).

SIGNIFICANT ACCOUNTING POLICIES

There are a number of accounting policies that we established which require us to use our judgement. Some of the more significant policies are as follows:

     - Establishing the amount of the allowance for loan losses requires the use of our judgement. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. If we misjudge a major component and experience a loss, it will likely affect our earnings. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

     - Another valuation that requires our judgement relates to mortgage servicing rights. Essentially, mortgage servicing rights are established on loans (primarily mortgage loans) that we originate and sell. We allocate a portion of a loan's book basis to mortgage servicing rights when a loan is sold, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if our actual prepayment experience exceeds what we originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. This impairment would be recorded as a charge to earnings.

     - We also use our judgement in the valuation of other intangible assets (core deposit based intangibles). Core deposit based intangible assets have been recorded for core deposits (defined as transaction accounts such as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit based intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

TOTAL ASSETS. Bank Mutual's total assets decreased $55.5 million in the first quarter of 2002 primarily as a result of the decreased loan portfolio and the resulting use of this cash to reduce borrowings and fund the reduction in deposits. Total assets at March 31, 2002 were $2.85 billion as compared to $2.91 billion at December 31, 2001.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $34.3 million in the first three months of 2002 primarily as a result of the investment of federal funds sold into mortgage-related securities, use of cash to reduce borrowings and to fund a reduction in deposits. Mortgage-related securities have historically yielded more than federal funds.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale decreased $9.8 million in the first quarter of 2002 as a result of maturing investments.

Mortgage-related securities available-for-sale increased $40.6 million primarily as a result of federal funds sold and maturing investment securities being invested in mortgage-related securities.

LOANS HELD FOR SALE. Loans held for sale at March 31, 2002 as compared to December 31, 2001 decreased $14.7 million as a result of the decreased fixed rate mortgage loan originations. Currently, we sell all of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations in the secondary mortgage market.

LOANS RECEIVABLE. Loans receivable decreased $39.5 million in the first quarter of 2002 primarily as a result of loan sales and the prepayment of consumer loans. We sell a majority of our fixed rate mortgage loan originations to reduce our interest rate risk.

The mortgage loan portfolio decreased $28.0 million in the first three months of 2002 as a result of fixed rate mortgage loan originations and the subsequent sale of $64.0 million of fixed rate mortgage loans. Market interest rates for fixed rate mortgages were attractive early in the first quarter of 2002. Consumers continued to refinance their adjustable rate mortgage loans to fixed rate mortgage loans. However, later in the first quarter of 2002, market interest rates began to rise and fixed rate mortgage loan originations decreased and the adjustable rate mortgage loan originations increased. We retain all adjustable rate mortgage loans in our portfolio and sell the majority of the fixed rate mortgage loans.

                                   LOAN SALES



                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             2002            2001
                                                                             ----            ----
                                                                               (In thousands)
      Mortgage loans                                                        $64,005        $38,095
      Educations loans                                                            -            169
                                                                            -------        -------

      Total loans sales                                                     $64,005        $38,264
                                                                            =======        =======


The consumer loan portfolio also decreased in the first quarter of 2002, even though originations were higher in 2002 than in 2001. This decrease of $10.0 million was the result of fixed equity loans being refinanced into first mortgage loans and the reduction in automobile loan originations. As car manufacturers provided and promoted 0% financing on their cars, our automobile loan originations decreased. This decrease in automobile loan originations resulted in the automobile portfolio decreasing $2.8 million in the first quarter of 2002.

The commercial business loan portfolio increased $2.6 million during the three months ended March 31, 2002. This increase was the result of increased commercial business loan originations.

                         LOAN ORIGINATIONS AND PURCHASES



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          2002          2001
                                                          ----          ----
                                                            (In thousands)
Originations:
   Mortgage loans                                       $125,978       $96,167
   Consumer loans                                         51,106        48,790
   Commercial business loans                               9,160         4,005
                                                        --------      --------
Total loan originations                                  186,244       148,962

Purchases:
   Mortgage loans                                          3,024           991
                                                        --------      --------
Total loans purchased                                      3,024           991
                                                        --------      --------

Total loans originated and purchased                    $189,268      $149,953
                                                        ========      ========

Management will continue to emphasize consumer and commercial loan originations, as we believe it will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher risks than residential mortgage loans.

DEPOSITS. Deposits decreased $10.5 million in the first quarter of 2002. This deposit decrease was partially the result of seasonality (depositors paying their real estate taxes and holiday bills) and partially from the reduction of municipal deposits and large negotiated certificates of deposits ($100,000 or greater). We also believe that deposit growth (or shrinkage) in the balance of 2002 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

BORROWINGS. Borrowings decreased $46.7 million in the first three months of 2002, to $418.7 million at March 31, 2002, as compared to $465.4 million at December 31, 2001. This decrease is the result of the mortgage loan sales and using federal funds to repay borrowings that matured.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrows") increased $9.2 million in the first quarter of 2002. The increase of escrow dollars was the result of payments received for customers' escrow accounts and is seasonally normal. Historically, a large portion of the escrow account balances are disbursed in December and January to pay customers' real estate taxes.

SHAREHOLDERS' EQUITY. Bank Mutual paid a cash dividend of $0.08 per share on March 4, 2002, to shareholders of record on February 20, 2002. The first quarter dividend payout ratio was 14.1% since Mutual Savings Bancorp, MHC has elected to waive cash dividends in 2002 for the 11,193,174 shares that it owns of Bank Mutual. In addition, Bank Mutual at March 31, 2002, had repurchased a total of 369,500 shares at an average cost of $14.92 per share and had granted

330,000 shares as awards to MRP recipients and 1,000 MRP shares were forfeited. MRP shares (currently none are vested) are a decrease to shareholders' equity. See Notes to Unaudited Consolidated Financial Statements -- Note 7. Shareholders' Equity.


ASSET QUALITY

The following table summarizes non-performing loans and assets:

                                            NON-PERFORMING LOANS AND ASSETS


                                                               AT MARCH 31,             AT DECEMBER 31,
                                                                   2002                      2001
                                                               ------------             ---------------
                                                                         (Dollars in thousands)

Non-accrual mortgage loans                                        $1,783                     $1,814
Non-accrual consumer loans                                           464                        444
Non-accrual commercial business loans                                513                        346
Accruing loans delinquent 90 days or more                          1,035                        936
                                                                  ------                     ------

   Total non-performing loans                                      3,795                      3,540

Foreclosed properties and repossessed assets, net                    783                        383
                                                                  ------                     ------

Total non-performing assets                                       $4,578                     $3,923
                                                                  ======                     ======

Non-performing loans to total loans                                 0.21%                      0.19%
                                                                  ======                     ======

Non-performing assets to total assets                               0.16%                      0.14%
                                                                  ======                     ======

Additional interest income that would have been
   recognized if non-accrual loans had been current                 $150                       $139
                                                                  ======                     ======

Allowance for loan losses as a percent of
   non-performing assets                                          268.76%                    312.13%
                                                                  ======                     ======

Total non-performing loans increased as of March 31, 2002, as compared to December 31, 2001, primarily as a result of an increase in accruing loans delinquent 90 days or more and non-accrual business loans. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards and the current relative strength of the Wisconsin economy. The commercial mortgage loan referred to below relates to a single commercial mortgage loan; the increase relating to consumer and commercial loans results from the general decline in economic conditions. There is one condominium construction loan of $8.8 million that was current as of March 31, 2002, but since that time, we have discovered reasons that lead us to believe that it will become non-performing. At this time we do not anticipate there will be a loss; however, we are early in establishing a work out solution and we cannot assume that the loan will not affect our results.


A summary of the allowance for loan losses is shown below:

                           ALLOWANCE FOR LOAN LOSSES



                                                         AT AND FOR THE                AT AND FOR THE
                                                       THREE MONTHS ENDED                YEAR ENDED
                                                         MARCH 31, 2002               DECEMBER 31, 2001
                                                       ------------------             -----------------
                                                                      (Dollars in thousands)
Balance at the beginning of the period                         $12,245                    $12,238
Provisions for the period                                           15                        723
Charge-offs:
    Mortgage loans                                                   -                        (65)
    Consumer loans                                                 (77)                      (337)
    Commercial business loans                                        -                       (415)
                                                               -------                    -------
      Total charge-offs                                            (77)                      (817)
Recoveries:
    Mortgage loans                                                  38                         26
    Consumer loans                                                  12                         57
    Commercial business loans                                       71                         18
                                                               -------                    -------
      Total recoveries                                             121                        101
                                                               -------                    -------
    Net recoveries (charge-offs)                                    44                       (716)
                                                               -------                    -------

    Balance at the end of the period                           $12,304                    $12,245
                                                               =======                    =======

Net recoveries (charge-offs) to average loans                     0.01%                     (0.04)%
                                                               =======                    =======

Allowance as a percent of total loans                             0.69%                      0.67%
                                                               =======                    =======

Allowance as a percent of non-performing loans                  324.22%                    345.90%
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

COMPARISON OF OPERATING RESULTS

The national and local economies have generally experienced significant changes and disruptions in recent periods. The general slowdown in the economy has included a higher level of unemployment. Among other things, the slowdown and world events could affect the ability of individual and business borrowers to repay their obligations to the Banks, or otherwise affect our operations or financial condition in future periods.

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents certain information regarding Bank Mutual's financial condition and net interest income at and for the three months ended March 31, 2002 and 2001. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made as Bank Mutual has no investments that are tax exempt.

                  AVERAGE BALANCE SHEET, INTEREST AND RATE PAID



                                                                       THREE MONTHS ENDED MARCH 31,
                                            ----------------------------------------------------------------------
                                                           2002                                 2001
                                            ----------------------------------  ----------------------------------
                                                         INTEREST    AVERAGE                   INTEREST   AVERAGE
                                             AVERAGE      EARNED/     YIELD/      AVERAGE       EARNED/   YIELD/
                                             BALANCE       PAID       RATE        BALANCE        PAID      RATE
                                           ----------     -------     ----      ----------     --------    ----
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
   Loans receivable (1)                    $1,842,185     $32,842     7.13%     $1,983,433     $ 38,707    7.81%
   Mortgage-related securities                539,078       7,940     5.89%        460,619        7,772    6.75%
   Investment securities                      124,929       1,462     4.68%        134,056        2,128    6.35%
   Interest-earning deposits                   29,662         118     1.59%         16,599          223    5.37%
   Federal funds                              140,944         605     1.72%         34,260          464    5.42%
                                           ----------     -------     ----      ----------     --------    ----
Total interest earnings assets              2,676,798      42,967     6.42%      2,628,967       49,294    7.50%
Noninterest-earning assets                    182,554                              167,947
                                           ----------                           ----------
   Total average assets                    $2,859,352                           $2,796,914
                                           ==========                           ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   Savings deposits                       $   218,131         627     1.15%     $  196,258        1,086    2.21%
   Money market accounts                      339,841       1,686     1.98%        294,380        3,713    5.05%
   Interest-bearing demand accounts           131,654         213     0.65%        115,998          343    1.18%
   Time deposits                            1,281,075      14,971     4.67%      1,211,306       17,831    5.89%
                                           ----------     -------     ----      ----------     --------    ----
     Total deposits                         1,970,701      17,497     3.55%      1,817,942       22,973    5.05%
   Advance payments by borrowers
     for taxes and insurance                    7,907          24     1.21%          7,344           36    1.96%
   Borrowings                                 434,179       6,057     5.58%        571,687        8,631    6.04%
                                           ----------     -------     ----      ----------     --------    ----
     Total interest-bearing liabilities     2,412,787      23,578     3.91%      2,396,973       31,640    5.28%
                                           ----------     -------     ----      ----------     --------    ----

NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits                88,810                               77,821
   Other noninterest-bearing
     liabilities                               50,513                               33,249
                                           ----------                           ----------
     Total noninterest-bearing
       liabilities                            139,323                              111,071
                                           ----------                           ----------
     Total liabilities                      2,552,110                            2,508,043
   Shareholders' equity                       307,242                              288,871
                                           ----------                           ----------
     Total average liabilities
     and equity                            $2,859,352                           $2,796,914
                                           ==========                           ==========
Net interest income and net
   interest rate spread (2)                               $19,389     2.51%                    $ 17,654    2.22%
                                                          =======     ====                     ========    ====
Net interest margin (3)                                               2.90%                                2.69%
                                                                      ====                                 ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                  1.11x                                1.10x


(1) For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2) Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

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



                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                 MARCH 31, 2002 COMPARED TO MARCH 30, 2001
                                                                 -----------------------------------------
                                                                         INCREASE (DECREASE) DUE TO:
                                                                         ---------------------------
                                                           VOLUME (1)             RATE (2)               NET (3)
                                                           ----------             --------               -------
                                                                               (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable                                          $     (2,625)         $      (3,240)       $      (5,865)
Mortgage-related securities                                      1,231                 (1,063)                 168
Investment securities                                             (137)                  (529)                (666)
Interest-earning deposits                                          110                   (215)                (105)
Federal funds                                                      635                   (494)                 141
                                                          ------------          --------------       -------------
   Total                                                          (786)                (5,541)              (6,327)
                                                          -------------         --------------       -------------
INTEREST-BEARING LIABILITIES:
Savings deposits                                                   108                   (567)                (459)
Money market deposits                                              511                 (2,538)              (2,027)
Interest-bearing demand deposits                                    40                   (170)                (130)
Time deposits                                                    1,001                 (3,861)              (2,860)
                                                          ------------          -------------        -------------
   Total Deposits                                                1,660                 (7,136)              (5,476)
Advance payments by borrowers for
   taxes and insurance                                               3                    (15)                 (12)
Borrowings                                                      (1,955)                  (619)              (2,574)
                                                           -----------          -------------        -------------
     Total                                                        (292)                (7,770)              (8,062)
                                                          ------------          -------------        -------------
Net change in net interest income                         $       (494)         $       2,229        $       1,735
                                                          ============          =============        =============

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001

GENERAL. Net income was $6.3 million for the three months ended March 31, 2002 as compared to $4.8 million in 2001. The increased net income for the period is primarily the result of: (i) increased net interest margin, (ii) continued gains from loan sales and (iii) the elimination of goodwill amortization, partially offset by the cost of implementation of our stock benefit plans.

INTEREST INCOME. Total interest income decreased $6.3 million in the first quarter of 2002 as compared to the first quarter of 2001. The decrease was primarily the result of yields on both the loan and investment portfolio decreasing and the loan portfolio decreasing in dollars outstanding.

Interest income on loans decreased $5.9 million for the first quarter of 2002. This decrease was the result of a reduction in the loan portfolio and a decrease in the yield of the loan portfolio. Market interest rates at the beginning of the first quarter of 2002 were at a level of which consumers were attracted to fixed interest rate mortgage loans. These consumers, in a large part, were existing customers and were refinancing their existing adjustable interest rate or fixed interest rate mortgage loan and consolidating their other debt into a new fixed rate mortgage loan at a lower interest rate. We sell the majority of fixed rate mortgage loan originations to the secondary market. In addition, both adjustable and fixed rate mortgage loan originations were at interest rates that were below the existing yield on the loan portfolio. However, in the later part of the first quarter of 2002, market interest rates began to rise and the adjustable interest rate loans were more attractive for consumers than fixed rate loans. We retain all of the adjustable interest rate loans in the portfolio.

Interest income on investments decreased $666,000 for the first quarter of 2002 as a result of the decreased size of the portfolio and the decreased yield on investment securities. As investment securities matured, they were primarily reinvested into mortgage-related securities or reinvested into another investment security. However, these reinvestments into new investment securities were at interest rates that were below the existing yield on the portfolio.

Interest income on mortgage-related securities increased $168,000 as a result of the increased dollars outstanding in the portfolio. Mortgage-related securities have historically had a higher yield than other forms of investments.

Interest income on interest-earning deposits increased $36,000 as a result of additional deposits partially offset by a decrease in the yields earned. A large portion of interest-earning deposits are federal funds sold which are overnight investments that earn overnight market interest rates. As market interest rates decline or increase, interest rates on federal funds sold move in the same direction. The average federal funds outstanding in the first quarter of 2002 increased $106.7 million as compared to the first quarter of 2001 even though the quarter-end balance was reduced from year-end. This increase was the result of increased cash from deposit growth, operations and loan sales. We anticipate using federal funds to fund loan originations and to continue to invest in securities (mortgage-related or investment).

INTEREST EXPENSE. Interest expense on deposits decreased $5.5 million for the three months ended March 31, 2002 as compared to the same period in 2001 primarily as a result of a decrease in the cost of those deposits. As market interest rates declined in 2001 and stabilized in mid first quarter of 2002, market interest rates on deposits declined and as time deposits matured, they were reinvested at a lower cost than the existing cost of deposits. If interest rates continue to be stable at current levels, we anticipate the cost of deposits should continue to decrease.

Interest expense on borrowings decreased $2.6 million primarily as a result of maturing borrowings being paid off. We primarily borrow from the FHLB of Chicago and those borrowings have fixed terms and interest rates.

NET INTEREST INCOME. Net interest income increased $1.7 million in the first quarter of 2002 as a result of an increased net interest margin. The net interest margin for the first quarter of 2002 was 2.90% as compared to 2.69% for the same period in 2001. If market rates stabilize, we anticipate our net interest margin to continue to increase, however if interest rates rise, our net interest margin will stabilize or shrink depending on the magnitude of the increase and speed of the increase.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses were $15,000 for the first quarter of 2002 as compared to $101,000 for the first quarter of 2001. The decrease in the provisions in the first quarter of 2002 was primarily the result in the decrease in the dollar amount of the loan portfolio and the net recoveries of previous charge-offs. The total allowance for loan losses at March 31, 2002 was $12.3 million or 0.69% of the total loan portfolio.

NONINTEREST INCOME. Service charges on deposits grew slightly in the first quarter of 2002 primarily as a result of the small growth in checking accounts. The 2002, marketing efforts to promote checking accounts began in the latter part of the first quarter of 2002 and we anticipate it should aid us in growing this noninterest income item.

Brokerage and insurance commissions increased $291,000 primarily as the result of increased fixed rate tax deferred annuity sales and a small increase in brokerage commissions.

Loan related fees decreased $308,000 in the first quarter of 2002 as a result of decreased loan modification fees and impairment of originated mortgage servicing rights. Loan modification fees decreased as market interest rates increased and the advantages of adjusting an existing loan interest rate decreased (loan modification fees are charged on adjustable rate mortgage loans if interest rates are adjusted before their adjustment period and if interest rates on fixed interest rate mortgage loans held in the portfolio are adjusted). In addition, a review of the originated mortgage servicing rights on loans sold with servicing retained identified some impairment. This impairment is reflected as a decrease to servicing fee income.

Gain on sales of loans continued to be strong in the early part of the first quarter of 2002 resulting in an increase of $554,000 as compared to the first quarter of 2001. We sold $64.0 million of loans in the first quarter of 2002 as compared to $38.3 million in the first quarter of 2001. "See Comparison of Financial Condition - Loans Receivable." Gains on the sales of loans are primarily dependent on the amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates stabilize or increase, these gains could be reduced in future periods.

Other noninterest income decreased $51,000 in the first quarter of 2002 as a result of a gain on the sale of real estate owned in 2001.

NONINTEREST EXPENSE. Total noninterest expense increased $419,000 for the three months ended March 31, 2002, primarily as a result of increased compensation expense partially offset by the elimination of the amortization of goodwill. Compensation increased $1.1 million primarily as a result of the implementation of stock benefit plans. The elimination of $775,000 of goodwill amortization was the result of the implementation of SFAS No. 142. SFAS No. 142 eliminated the amortization of goodwill. It also retained goodwill on the statement of financial condition and requires that it be tested, at least annually, for impairment. If goodwill is found to be impaired, the impaired amount will be expensed to current operations in the period in which the impairment is identified. Other identifiable intangible assets will continue to be expensed over their useful lives. See Notes to Unaudited Financial Statements -- Note 11.
- Recent Accounting Pronouncements.

Mutual Savings Bank and First Northern Savings Bank are currently operating as separate subsidiaries and therefore, noninterest expense reduction is anticipated to be minimal for 2002. However, the two operating subsidiaries are anticipated to be combined in 2003. This schedule is a projection and remains subject to change and refinement. Not all of the costs of the combination have yet been determined. However, some of the preliminary cost estimates are as follows: marketing costs, which include signage changes, $1.7 million; and systems upgrades, $1.8 million. A majority of these estimated expenditures would be capitalized and depreciated over their expected useful lives.

INCOME TAXES. The effective tax rate for the first quarter of 2002 was 34.1% as compared to 37.7% for the first quarter of 2001. This difference in effective tax rates is primarily the result of the elimination of the amortization of goodwill. Goodwill amortization is not a tax deduction for income tax purposes.

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

At March 31, 2002, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $59.3 million. This represents a negative cumulative one-year interest rate sensitivity gap of (2.08%), and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 95.47%. The cumulative gap ratio is significantly affected by $200.0 million of long-term FHLB borrowings which had an original call option in the second quarter of 2001 and which are quarterly callable thereafter. For the March 31, 2002 GAP analysis, we have placed the $200 million long-term borrowing in its finally maturing period as market interest rates are lower than the interest rate on the borrowing and as such, the FHLB likelihood of calling this borrowing is significantly reduced. This call option is at the FHLB of Chicago's discretion; however if the borrowings are called, the FHLB of Chicago has given us indications that alternative borrowings would be available. While we have no reason to believe that the FHLB of Chicago would not follow through on its indications, there is no binding commitment and we therefore cannot provide an assurance that these alternatives would be available. A call of these obligations without a replacement would materially adversely affect our liquidity, and the company would need to find an alternative source of funds.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2002, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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



                                                                      AT MARCH 31, 2002
                                           ------------------------------------------------------------------------------
                                                                       MORE THAN      MORE THAN
                                                          THREE TO     ONE YEAR      THREE YEARS
                                           WITHIN THREE    TWELVE       TO THREE         TO           OVER
                                              MONTHS       MONTHS        YEARS       FIVE YEARS    FIVE YEARS      TOTAL
                                             ---------    ---------     --------      --------     ---------    ----------
                                                                     (DOLLARS IN THOUSANDS)

Interest-earning assets:
Loans receivable:
   Mortgage loans:
     Fixed                                  $   44,500     $107,614      $192,161     $105,665     $ 104,870    $  554,810
     Adjustable                                121,064      265,939       303,524      103,906         6,615       801,048
   Consumer loans                              130,110      125,180       127,863       15,111         7,035       405,299
   Commercial and industrial loans              24,160       17,288        20,842        1,280             -        63,570
Interest-earning deposits                      190,640            -             -            -             -       190,640
Investment securities                           36,824       11,088        23,964       10,489             -        82,365
Mortgage-related securities:
     Fixed                                      29,559       66,485       154,527      139,132       120,466       510,169
     Adjustable                                 48,155            -             -            -             -        48,155
Other interest-earning assets                   31,707            -             -            -             -        31,707
                                             ---------    ---------      --------     --------    ----------    ----------
       Total interest-earning assets           656,719      593,594       822,881      375,583       238,986     2,687,763

Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand accounts        $     770    $   2,305     $   5,628     $  4,984     $ 120,923    $  134,610
     Savings accounts                            4,573       13,527        31,465       26,167       152,685       228,417
     Money market accounts                     339,441        1,005         2,106        1,522         3,958       348,032
     Time deposits                             386,086      455,959       298,674      128,838             -     1,269,557
Advance payments by borrowers for
   taxes and insurance                               -       12,702             -            -             -        12,702
Borrowings                                      46,296       46,983       290,256       25,965         9,311       418,811
                                             ---------    ---------      --------     --------    ----------    ----------
       Total interest-bearing liabilities      777,166      532,481       628,129      187,476       286,877     2,412,129
                                             ---------    ---------      --------     --------    ----------    ----------
Interest rate sensitivity gap                $(120,447)   $  61,113      $194,752     $188,107    $  (47,891)   $  275,634
                                             =========    =========      ========     ========    ==========    ==========

Cumulative interest rate sensitivity gap     $(120,447)    $(59,334)     $135,418     $323,525      $275,634
                                             =========     ========      ========     ========      ========
Cumulative interest rate sensitivity
   gap as a percentage of total assets           (4.23)%      (2.08)%        4.75%       11.35%         9.67%
Cumulative interest-earning asset
   as a percentage of interest
   bearing liabilities                           84.50%       95.47%       106.99%      115.22%       111.43%


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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2002. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.


                                                                                PRESENT VALUE OF EQUITY
                                                                                    AS A PERCENT OF
                                    PRESENT VALUE OF EQUITY                     PRESENT VALUE OF ASSETS
                        ----------------------------------------------        --------------------------
    CHANGE IN           DOLLAR              DOLLAR             PERCENT        PRESENT VALUE      PERCENT
 INTEREST RATES         AMOUNT              CHANGE              CHANGE           RATIO           CHANGE
 --------------         ------              ------              ------           -----           ------
 (BASIS POINTS)                     (DOLLARS IN THOUSANDS)
      +300            $273,175             $(50,813)           (15.68)%           9.91%         (11.68)%
      +200             293,403              (30,585)            (9.44)           10.47           (6.68)
      +100             310,651              (13,337)            (4.12)           10.92           (2.67)
        0              323,988                    -              0.00            11.22            0.00
      -100             332,073                8,085              2.50            11.31            0.80
      -200             321,124               (2,864)            (0.88)           10.80           (3.74)
      -300             352,968               28,980              8.94            11.65            3.83

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)(c) At Bank Mutual's annual meeting of shareholders on May 7, 2002, the four continuing directors who were management's nominees for re-election were elected to the Bank Mutual's Board of Directors. The directors were re-elected, for terms ending in 2005, with the following votes (rounded for fractional interests voted through the dividend reinvestment plan or 401(k) plans):

                                                                                    Authority for
              Director's Name                                 Votes For             Voting Withheld
              ---------------                                 ---------             ---------------
           Mark C. Herr                                       20,683,058                221,118
           Thomas J. Lopina                                   20,682,158                222,018
           Robert B. Olson                                    20,687,163                217,013
           David Rolfs                                        20,650,489                253,688


         Thomas H. Buestrin, Michael T. Crowley, Jr., Michael T. Crowley, Sr., Raymond W. Dwyer, Michael D. Meeuwsen, William J. Mielke and
         J. Gus Swoboda remain as continuing directors.

         In addition, shareholders approved the amendment to the Bank Mutual Corporation 2001 Stock Incentive Plan. The vote on the amendment was as follows:

                        For:                           18,804,249
                        Against:                        1,958,386
                        Abstain:                          141,541

         The votes "for" each of the directors and "for" the amendment included the affirmative vote of 11,193,174 shares cast by Mutual Savings Bancorp, MHC.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits: See Exhibit Index, which follows the signature page hereof.

    (b) Reports on Form 8-K: In the quarter ended March 31, 2002, the Registrant did not file any Reports on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BANK MUTUAL CORPORATION
                              -----------------------
                              (Registrant)


Date: May 13, 2002
      ------------            /s/ Michael T. Crowley, Jr.
                              ---------------------------
                              Michael T. Crowley, Jr.
                              Chairman and Chief Executive Officer


Date: May 13, 2002
      ------------            /s/ Rick B. Colberg
                              ---------------------------
                              Rick B. Colberg
                              Chief Financial Officer

                                  EXHIBIT INDEX

                             BANK MUTUAL CORPORATION

                   Form 10-Q for Quarter Ended March 31, 2002


Exhibit No.        Description                                 Filed Herewith
-----------        -----------                                 --------------
  10.1          Amendment to the Bank Mutual Corporation             X
                2001 Stock Incentive Plan, as amended and restated May 8, 2002