Form 10-Q
period 2002-06-30
BANK MUTUAL CORP
filed 2002-08-13
CIK 1123270

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

/  /   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


                        COMMISSION FILE NUMBER 000-31207

                             BANK MUTUAL CORPORATION
             (Exact name of registrant as specified in its charter)


            UNITED STATES                              39-2004336
-------------------------------------      -----------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


                            4949 WEST BROWN DEER ROAD
                               MILWAUKEE, WI 53223
                                 (414) 354-1500
         ---------------------------------------------------------------
          (Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X                       No
                              ------

The number of shares outstanding of the issuer's common stock $0.01 par value per share, was 21,963,371 shares, at August 9, 2002.

================================================================================

                             BANK MUTUAL CORPORATION

                                   10-Q INDEX


                                                                     PAGE NO.
                                                                     --------

PART I.   FINANCIAL INFORMATION:

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial Condition
          as of June 30, 2002 and December 31, 2001                       3

          Unaudited Consolidated Statements of Income
          for the three months ended June 30, 2002 and 2001               4

          Unaudited Consolidated Statements of Income
          for the six months ended June 30, 2002 and 2001                 5

          Unaudited Consolidated Statements of Shareholders' Equity
          for the six months ended June 30, 2002 and 2001                 6

          Unaudited Consolidated Statements of Cash Flows
          for the six months ended June 30, 2002 and 2001                 7

          Notes to Unaudited Consolidated Financial Statements           8-18


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           19-32

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    33-36



PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            37

ITEM 5.   OTHER INFORMATION                                              37

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               37

SIGNATURES                                                               38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                  JUNE 30,         DECEMBER 31,
                                                                                   2002                2001
                                                                                ------------      --------------
                                                                                        (IN THOUSANDS)
ASSETS
Cash and due from banks                                                         $     55,320        $     41,574
Federal funds sold                                                                   140,000             175,000
Interest-earning deposits                                                             53,144              35,338
                                                                                ------------        ------------
Cash and cash equivalents                                                            248,464             251,912
Securities available-for-sale, at fair value:
   Investment securities                                                              81,901              93,059
   Mortgage-related securities                                                       603,223             521,084
Loans held for sale                                                                    8,313              32,321
Loans receivable, net                                                              1,774,970           1,831,155
Goodwill                                                                              52,570              52,570
Deposit base intangibles                                                               6,065               6,396
Other assets                                                                         119,341             117,293
                                                                                ------------        ------------
                                                                                $  2,894,847        $  2,905,790
                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                                     $  2,097,139        $  2,090,440
   Borrowings                                                                        423,695             465,360
   Advance payments by borrowers for taxes and insurance                              23,654               3,499
   Other liabilities                                                                  34,110              42,393
                                                                                ------------        ------------
                                                                                   2,578,598           2,601,692

Shareholders' equity:
   Preferred stock - $.01 par value:
     Authorized - 10,000,000 shares in 2002 and 2001
     Issued and outstanding - none in 2002 and 2001                                        -                  -
   Common stock - $.01 per value:
     Authorized - 100,000,000 shares in 2002 and 2001 Issued - 22,341,665 shares in 2002 and 2001 Outstanding - 22,151,371 shares in 2002 and
        22,337,165 in 2001                                                               223                 223
   Additional paid-in capital                                                        108,373             108,043
   Retained earnings                                                                 213,301             201,777
   Unearned ESOP shares                                                               (7,257)             (7,850)
   Accumulated other comprehensive income                                              8,925               6,018
   Unearned deferred compensation                                                     (3,604)             (4,047)
   Treasury stock - 190,294 shares in 2002; 4,500 in 2001                             (3,712)                (66)
                                                                                ------------        ------------
                                                                                     316,249             304,098
                                                                                ------------        ------------

                                                                                $  2,894,847        $  2,905,790
                                                                                ============        ============


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                    2002               2001
                                                               ------------         -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
   Loans                                                          $  31,763           $  37,299
   Investments                                                        1,401               2,107
   Mortgage-related securities                                        8,127               7,411
   Interest-earning deposits                                            847               1,236
                                                                -----------         -----------
Total interest income                                                42,138              48,053
Interest expense:
   Deposits                                                          16,019              23,189
   Borrowings                                                         5,861               7,354
   Advance payment by borrowers for taxes
     and insurance                                                       57                  89
                                                                -----------         -----------
Total interest expense                                               21,937              30,632
                                                                -----------         -----------
Net interest income                                                  20,201              17,421
Provision for loan losses                                                40                 109
                                                                -----------         -----------
Net interest income after provision for loan losses                  20,161              17,312
Noninterest income:
   Service charges on deposits                                        1,141               1,099
   Brokerage and insurance commissions                                  933                 696
   Loan related fees                                                    128                 355
   Gain on sales of loans                                               583                 983
   Other                                                              1,072               1,027
                                                                -----------         -----------
Total noninterest income                                              3,857               4,160
Noninterest expenses:
   Compensation, payroll taxes and other
     employee benefits                                                7,991               6,963
   Occupancy and equipment                                            2,632               2,503
   Amortization of goodwill                                               -                 774
   Amortization of deposit base intangibles                             166                 166
   Other                                                              2,721               2,956
                                                                -----------         -----------
Total noninterest expenses                                           13,510              13,362
                                                                -----------         -----------
Income before income taxes                                           10,508               8,110
Income taxes                                                          3,537               3,032
                                                                -----------         -----------
Net income                                                      $     6,971         $     5,078
                                                                ===========         ===========

Per share data:
   Earnings per share-basic                                     $      0.33         $      0.24
                                                                ===========         ===========
   Earnings per share-diluted                                   $      0.32         $      0.24
                                                                ===========         ===========
   Cash dividends paid                                          $      0.08         $      0.07
                                                                ===========         ===========


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   2002               2001
                                                              -------------      --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
   Loans                                                        $    64,605        $     76,006
   Investments                                                        2,863               4,235
   Mortgage-related securities                                       16,067              15,183
   Interest-earning deposits                                          1,570               1,923
                                                                -----------        ------------
Total interest income                                                85,105              97,347
Interest expense:
   Deposits                                                          33,516              46,162
   Borrowings                                                        11,918              15,985
   Advance payment by borrowers for taxes
     and insurance                                                       81                 125
                                                                -----------        ------------
Total interest expense                                               45,515              62,272
                                                                -----------        ------------
Net interest income                                                  39,590              35,075
Provision for loan losses                                                55                 210
                                                                -----------        ------------
Net interest income after provision for loan losses                  39,535              34,865
Noninterest income:
   Service charges on deposits                                        2,170               2,120
   Brokerage and insurance commissions                                1,746               1,218
   Loan related fees                                                    175                 710
   Gain on sales of loans                                             1,536               1,382
   Other                                                              2,073               2,079
                                                                -----------        ------------
Total noninterest income                                              7,700               7,509
Noninterest expenses:
   Compensation, payroll taxes and other
     employee benefits                                               15,908              13,743
   Occupancy and equipment                                            5,223               5,203
   Amortization of goodwill                                               -               1,549
   Amortization of deposit base intangibles                             331                 331
   Other                                                              5,659               5,728
                                                                -----------        ------------
Total noninterest expenses                                           27,121              26,554
                                                                -----------        ------------
Income before income taxes                                           20,114              15,820
Income taxes                                                          6,812               5,939
                                                                -----------        ------------
Net income                                                      $    13,302        $      9,881
                                                                ===========        ============

Per share data:
   Earnings per share-basic                                     $      0.62        $       0.46
                                                                ===========        ============
   Earnings per share-diluted                                   $      0.61        $       0.46
                                                                ===========        ============
   Cash dividends paid                                          $      0.16        $       0.14
                                                                ===========        ============

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   ACCUMULATED
                                                  ADDITIONAL           UNEARNED       OTHER        UNEARNED
                                           COMMON   PAID-IN  RETAINED    ESOP     COMPREHENSIVE    DEFERRED     TREASURY
                                            STOCK   CAPITAL  EARNINGS   SHARES    INCOME (LOSS)  COMPENSATION     STOCK       TOTAL
                                           ------ ---------- --------  --------   -------------  ------------   --------      -----
                                                                              (IN THOUSANDS)
For the Six Months Ended June 30, 2002
Balance at January 1, 2002                 $ 223   $108,043   $201,777   $(7,850)  $ 6,018         $(4,047)   $   (66)     $304,098
   Comprehensive income:
     Net income                                -          -     13,302         -         -               -          -        13,302
     Other comprehensive income
       Change in net unrealized
       gain on securities available-
       for-sale, net of deferred income
       tax liability of $1,731                 -          -          -         -     2,907               -          -         2,907
                                                                                                                           --------
Total comprehensive income                     -          -          -         -                         -          -        16,209
   Purchase of treasury stock                  -          -          -         -                         -     (4,130)       (4,130)
   Committed ESOP shares                       -        458          -       593         -               -          -         1,051
   Exercise of stock options                           (128)                                                      484           356
   Amortization of deferred compensation       -          -          -         -         -             443          -           443
   Cash dividends ($.16 per share)             -          -     (1,778)        -         -               -          -        (1,778)
                                           -----   --------   --------   -------   -------         -------    -------      --------
Balance at June 30, 2002                   $ 223   $108,373   $213,301   $(7,257)  $ 8,925         $(3,604)   $(3,712)     $316,249
                                           =====   ========   ========   =======   =======         =======    =======      ========

For the Six Months Ended June 30, 2001
Balance at January 1, 2001                 $ 223   $108,151   $184,351   $(8,971)  $  643          $     -    $     -      $284,397
   Comprehensive income:
     Net income                                -          -      9,881         -        -                -          -         9,881
     Other comprehensive income
       Change in net unrealized
       gain on securities
       available-for-sale, net of
       deferred income tax liability
       of $1915                                -          -          -         -    3,406                -          -         3,406
                                                                                                                           --------
     Total comprehensive income                -          -          -         -        -                -          -        13,287
   Purchase of treasury stock                                                                                    (872)         (872)
   Cash dividends ($.14 per share)             -          -     (1,561)        -                         -          -        (1,561)
   Purchase of ESOP shares                     -          -          -       (29)       -                -          -           (29)
                                           -----   --------   --------   -------   ------          -------    -------      --------
Balance at June 30, 2001                   $ 223   $108,151   $192,671   $(9,000)  $4,049          $     -    $  (872)     $295,222
                                           =====   ========   ========   =======   ======          =======    =======      ========

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                            2002                   2001
                                                                         ----------            -----------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income                                                               $   13,302            $     9,881
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Provision for loan losses                                                   55                    210
     Provision for depreciation                                               1,400                  1,282
     Amortization of intangibles                                                331                  1,880
     Amortization of cost of stock benefit plans                              1,495                      -
     Net discount amortization on securities                                   (111)                  (545)
     Net change in loans originated for sale                                 25,544                (11,412)
     Gains from sales of loans originated for sale                           (1,536)                (1,382)
     Gains on sales of real estate                                             (175)                  (251)
     Decrease in other liabilities                                           (9,019)                (7,832)
     (Increase) decrease in other assets                                       (607)                   371
     Decrease in accrued interest receivable                                    262                  1,435
                                                                         ----------             ----------
   Net cash provided (used) by operating activities                          30,941                 (6,363)

INVESTING ACTIVITIES:
   Net purchases of investments in mutual funds                                (534)                  (936)
   Proceeds from maturities of investment securities                         19,922                 72,568
   Purchases of investment securities                                        (8,390)              (103,102)
   Purchases of mortgage-related securities                                (184,015)               (56,133)
   Principal repayments on mortgage-related securities                      106,785                 43,703
   Net decrease in loans receivable                                          55,471                104,850
   Proceeds from the sale of foreclosed properties                              663                  1,142
   Net increase in Federal Home Loan Bank stock                                (864)                (1,342)
   Net purchases of premises and equipment                                   (2,068)                (1,234)
                                                                         -----------            -----------
   Net cash provided by investing activities                                (13,030)                59,516

FINANCING ACTIVITIES:
   Net increase in deposits                                                   5,704                115,072
   Net increase (decrease) in short-term borrowings                          (8,534)                 8,875
   Proceeds from long-term borrowings                                         3,740                 52,460
   Repayments on long-term borrowings                                       (36,871)              (131,203)
   Cash dividends                                                            (1,778)                (1,561)
   Purchase of ESOP shares                                                        -                    (29)
   Purchase of treasury stock                                                (4,130)                  (872)
   Proceeds from exercise of stock options                                      355                      -
   Net increase in advance payments by borrowers
     for taxes and insurance                                                 20,155                 20,432
                                                                         ----------             ----------
   Net cash provided (used) by financing activities                         (21,359)                63,174

   Increase (decrease) in cash and cash equivalents                          (3,448)               116,327
   Cash and cash equivalents at beginning of period                         251,912                 65,722
                                                                         ----------             ----------
   Cash and cash equivalents at end of period                            $  248,464             $  182,049
                                                                         ==========             ==========

SUPPLEMENTAL INFORMATION:
   Interest paid on deposits                                             $   32,521             $   47,010
   Income taxes paid                                                          6,661                  6,596
   Loans transferred to foreclosed properties
     and repossessed assets                                                     659                    175

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders' Equity and Unaudited Consolidated Statements of Cash Flows contains all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual and subsidiaries at June 30, 2002 and December 31, 2001, the results of their income for the three and six months ended June 30, 2002 and 2001, the changes in shareholders' equity for the six months ended June 30, 2002 and 2001, and their cash flows for the six months ended June 30, 2002 and 2001. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual's 2001 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:


                                                                              Gross         Gross       Estimated
                                                             Amortized     Unrealized    Unrealized       Fair
                                                               Cost           Gains        Losses         Value
                                                             ---------     ----------    ----------     ---------
At June 30, 2002:
Investment securities:
    U.S. government and federal agency obligations          $   35,891      $   1,332    $       -      $  37,223
    Corporate issue obligations                                  9,618             84          (10)         9,692
    Mutual funds                                                33,654             20         (157)        33,517
    Federal Home Loan Mortgage Corporation stock                 1,440             29            -          1,469
                                                            ----------      ---------    ---------      ---------
Total investment securities                                     80,603          1,465         (167)        81,901
Mortgage-related securities:
    Federal Home Loan Mortgage Corporation                     231,763          2,707         (251)       234,219
    Federal National Mortgage Association                      327,921          9,597          (77)       337,441
    Private Placement CMOs                                      19,532            448            -         19,980
    Government National Mortgage Association                    11,469            126          (12)        11,583
                                                            ----------      ---------    ---------      ---------
Total mortgage-related securities                              590,685         12,878         (340)       603,223
                                                            ----------      ---------    ---------      ---------
Total                                                       $  671,288      $  14,343    $    (507)     $ 685,124
                                                            ==========      =========    =========      =========




                                                                              Gross         Gross       Estimated
                                                             Amortized     Unrealized    Unrealized       Fair
                                                               Cost           Gains        Losses         Value
                                                             ---------     ----------    ----------     ---------
At December 31, 2001:
Investment securities:
    U.S. government and federal agency obligations          $   39,667     $   1,652     $       -      $   41,319
    Corporate issue obligations                                 17,300            55          (166)         17,189
    Mutual funds                                                33,120            19          (157)         32,982
    Federal Home Loan Mortgage Corporation stock                 1,440           129             -           1,569
                                                            ----------     ---------     ---------      ----------
Total investment securities                                     91,527         1,855          (323)         93,059
Mortgage-related securities:
    Federal Home Loan Mortgage Corporation                     162,365           948        (1,418)        161,895
    Federal National Mortgage Association                      321,198         8,214          (782)        328,630
    Private Placement CMOs                                      28,137           662           (16)         28,783
    Government National Mortgage Association                     1,716            60             -           1,776
                                                            ----------     ---------     ---------      ----------
Total mortgage-related securities                              513,416         9,884        (2,216)        521,084
                                                            ----------     ---------     ---------      ----------
Total                                                       $  604,943     $  11,739     $  (2,539)     $  614,143
                                                            ==========     =========     =========      ==========


The amortized cost and fair values of investment securities by contractual maturity at June 30, 2002, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED                   FAIR
                                                                COST                      VALUE
                                                              ---------                 ---------

Due in one year or less                                       $  12,350                 $  12,536
Due after one year through five years                            33,159                    34,379
Due after five years through ten years                                -                         -
Mutual funds                                                     33,654                    33,517
Federal Home Loan Mortgage Corporation stock                      1,440                     1,469
Mortgage-related securities                                     590,685                   603,223
                                                              ---------                 ---------
                                                              $ 671,288                 $ 685,124
                                                              =========                 =========

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                                              JUNE 30,                  DECEMBER 31,
                                                                2002                        2001
                                                            -----------                 ------------
Mortgage loans:
   One-to four-family                                      $    937,216                 $    992,126
   Multifamily                                                  120,450                      131,925
   Commercial real estate                                       169,315                      165,556
   Construction and development                                 139,435                      125,611
                                                            -----------                 ------------
Total mortgage loans                                          1,366,416                    1,415,218
Consumer loans:
   Fixed equity                                                 200,515                      200,500
   Home equity lines of credit                                   78,903                       76,472
   Student                                                       24,595                       25,410
   Home improvement                                               8,118                        9,439
   Automobile                                                    74,944                       77,621
   Other                                                         24,308                       25,886
                                                            -----------                 ------------
Total consumer loans                                            411,383                      415,328
Total commercial business loans                                  65,975                       60,932
                                                            -----------                 ------------
Total loans receivable                                        1,843,774                    1,891,478
Less:
   Undisbursed loan proceeds                                     53,783                       44,467
   Allowance for loan losses                                     12,339                       12,245
   Unearned loan fees and discounts                               2,682                        3,611
                                                            -----------                 ------------
Total loans receivable - net                                $ 1,774,970                 $  1,831,155
                                                            ===========                 ============


Bank Mutual's mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual's local lending areas in Wisconsin and Minnesota.

NOTE 4 - OTHER ASSETS

Other Assets are summarized as follows:

                                                                     JUNE 30,          DECEMBER 31,
                                                                      2002                 2001
                                                                   -----------         ------------
Accrued interest:
   Mortgage-related securities                                      $    2,637           $    2,431
   Investment securities                                                 1,531                1,721
   Loans receivable                                                      9,159                9,436
                                                                   -----------         ------------
Total accrued interest                                                  13,327               13,588
Foreclosed properties and repossessed assets                               429                  382
Premises and equipment, net                                             43,856               43,187
Federal Home Loan Bank stock, at cost                                   32,076               31,233
Life insurance policies                                                 16,584               15,938
Mortgage servicing rights                                                3,722                4,251
Other                                                                    9,347                8,714
                                                                   -----------         ------------
                                                                    $  119,341           $  117,293
                                                                   ===========         ============

NOTE 5 - DEPOSITS

Deposits are summarized as follows:

                                                             JUNE 30,                DECEMBER 31,
                                                               2002                      2001
                                                           ------------              ------------
Checking accounts:
   Noninterest-bearing                                     $     99,381              $     96,362
   Interest-bearing                                             139,260                   137,317
                                                           ------------              ------------
                                                                238,641                   233,679
Money market accounts                                           352,851                   335,946
Savings accounts                                                236,103                   214,859
Certificate accounts:
   Due within one year                                          717,418                   934,378
   After one but within two years                               229,851                   262,910
   After two but within three years                             142,048                    57,514
   After three but within four years                             50,702                    31,406
   After four but within five years                             129,525                    19,748
   After five years                                                   -                         -
                                                           ------------              ------------
                                                              1,269,544                 1,305,956
                                                           ------------              ------------
                                                           $  2,097,139              $  2,090,440
                                                           ============              ============

NOTE 6 - BORROWINGS

Borrowings consist of the following:


                                                          JUNE 30, 2002                DECEMBER 31, 2001
                                                     -----------------------        ----------------------
                                                                   Weighted-                     Weighted-
                                                                    Average                       Average
                                                     Balance         Rate           Balance        Rate
                                                     --------      ---------        --------     ---------
Federal Home Loan Bank
    advances maturing:
          2002                                       $ 79,459        5.95%          $116,339       6.21%
          2003                                         60,892        5.50             60,905       5.50
          2004                                        231,769        5.61            231,773       5.61
          2005                                         17,992        5.21             17,995       5.20
          2006                                          7,947        4.85              7,947       4.85
          Thereafter                                   10,835        5.85              7,066       5.71
Other borrowings                                       14,801        1.49             23,335       1.39
                                                     --------                       --------
                                                     $423,695                       $465,360
                                                     ========                       ========

Advances that mature in the year 2004 consist of borrowings that are redeemable at any time until then at the option of the FHLB.

The Banks are required to maintain unencumbered mortgage loans in their portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Banks' borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $32,076 and $31,233 at June 30, 2002 and December 31, 2001, respectively.

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

Quantitative measures established by federal regulation to ensure adequacy require the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of June 30, 2002, that the Banks meet or exceed all capital adequacy requirements to which they are subject.


                                                                                             To Be Well
                                                                   For Capital            Capitalized Under
                                                                    Adequacy              Prompt Corrective
                                          Actual                    Purposes              Action Provisions
                                     ------------------        ------------------         ------------------
                                       Amount     Ratio           Amount    Ratio           Amount     Ratio
                                       ------     -----           ------    -----           ------     -----
Mutual Savings Bank
As of June 30, 2002:
   Total capital                     $151,111     16.26%         $74,337    8.00%          $92,921     10.00%
     (to risk-weighted assets)
   Tier 1 capital                     144,282     15.53%          37,168    4.00%           55,753      6.00%
     (to risk-weighted assets)
   Tier 1 capital                     144,282      7.56%          76,344    4.00%           95,430      5.00%
     (to total assets)

First Northern Savings Bank
As of June 30, 2002:
   Total capital                      $91,054     14.48%         $50,313    8.00%          $62,891     10.00%
     (to risk-weighted assets)
   Tier 1 capital                      85,966     13.67%          25,157    4.00%           37,735      6.00%
     (to risk-weighted assets)
   Tier 1 capital                      85,966      8.71%          39,496    4.00%           49,370      5.00%
     (to total assets)


Bank Mutual is not aware of any conditions or events, which would change the Banks' status as well capitalized. There are no conditions or events that management believes have changed the Banks' category.

Following are reconciliations of the Banks' equity under generally accepted accounting principles to capital as determined by regulators:



                                                    MUTUAL SAVINGS BANK             FIRST NORTHERN SAVINGS BANK
                                                    -------------------             ---------------------------
                                                     RISK-         TIER I              RISK-           TIER I
                                                     BASED         (CORE)              BASED           (CORE)
                                                    CAPITAL        CAPITAL            CAPITAL          CAPITAL
                                                    -------        -------            -------          -------
As of June 30, 2002:
   Equity per bank records                         $163,067       $163,067           $135,374         $135,374
   Unrealized gains on investments                   (7,997)        (7,997)            (1,086)          (1,086)
   Goodwill and deposit
     base intangibles                                (8,451)        (8,451)           (47,754)         (47,754)
   Investment in "nonincludable"
     subsidiaries                                    (2,113)        (2,113)              (467)            (467)
   Disallowed servicing assets                         (203)          (203)              (101)            (101)
   Equity investments required
     to be deducted                                     (21)           (21)              (422)               -
   Allowance for loan losses                          6,829              -              5,510                -
                                                   --------       --------           --------         --------
Regulatory capital                                 $151,111       $144,282           $ 91,054         $ 85,966
                                                   ========       ========           ========         ========

In May 2001, Bank Mutual shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options and restricted stock (Management Recognition Plan ("MRP")) awards. Because of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual cannot newly issue additional shares for awards which have been made under the Stock Incentive Plan. Therefore, the 1.45 million shares that have been or can be granted under the Stock Incentive Plan must be purchased in the open market. Bank Mutual had repurchased 549,500 shares through June 30, 2002 and no specific schedule was announced for the completion of these purchases. Because of the options' vesting schedules under the Stock Incentive Plan, Bank Mutual would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

Since the inception of the Stock Incentive Plan, 330,000 treasury shares were reissued (of which 1,000 shares were forfeited) to recipients of the MRP awards thereby creating unearned deferred compensation. The unearned deferred compensation is an adjustment to shareholders' equity and will be adjusted as the MRP shares are vested.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Off-Balance sheet financial instruments whose contract amounts represent credit and/or interest rate risk at June 30, 2002 and December 31, 2001 are as follows:

                                                                   JUNE 30,            DECEMBER 31,
                                                                     2002                  2001
                                                                   --------            ------------
Unused consumer lines of credit                                    $139,802               $130,269
Unused commercial lines of credit                                    20,483                 21,376
Unused letters of credit                                              9,618                  7,000
Commitments to extend credit:
   Fixed rate                                                        31,067                 14,979
   Adjustable rate                                                   11,710                 26,164
Credit enhancement under the Federal Home
   Loan Bank of Chicago Mortgage Partnership
   Finance program                                                       31                     34

Forward commitments to sell mortgage loans of $24.0 million at June 30, 2002, represent commitments obtained by the Banks from a secondary market agency to purchase mortgages from the Banks. Commitments to sell loans expose the Banks to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $41.3 million of forward commitments at December 31, 2001.

NOTE 9 - SHARES OUTSTANDING

The computation of basic and diluted earnings per share is presented in the following table:

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                        2002             2001          2002              2001
                                                    ----------        ----------      ----------      ----------

     BASIC EARNINGS PER SHARE
Net Income                                              $6,971            $5,078         $13,302          $9,881
                                                    ==========        ==========      ==========      ==========

Weighted average shares outstanding
   (excludes unallocated ESOP shares)               21,172,468        21,423,786      21,209,898      21,436,845
Allocated ESOP shares                                   22,297            22,297          44,594          44,594
Vested MRP shares for period                            16,449             6,800          32,898           6,800
                                                    ----------        ----------      ----------      ----------
                                                    21,211,214        21,452,883      21,287,390      21,488,239
                                                    ==========        ==========      ==========      ==========

   Basic earnings per share                              $0.33            $0.24            $0.62           $0.46
                                                    ==========        ==========      ==========      ==========

        DILUTED EARNINGS PER SHARE
Net Income                                              $6,971            $5,078         $13,302          $9,881
                                                    ==========        ==========      ==========      ==========

Weighted average shares outstanding
   used in basic earnings per share                 21,211,214        21,452,883      21,287,390      21,488,239
Net dilutive effect of:
   Stock option shares                                 351,832            59,196         309,872          26,598
   Unvested MRP shares                                  77,113            12,550          63,606           6,275
                                                    ----------        ----------      ----------      ----------
                                                    21,640,159        21,524,629      21,660,868      21,524,112
                                                    ==========        ==========      ==========      ==========
Diluted earnings per share                               $0.32            $0.24            $0.61           $0.46
                                                    ==========        ==========      ==========      ==========

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

Bank Mutual applied the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The nonamortization provisions of the SFAS are expected to result in an increase in net income of approximately $3.1 million ($0.14 per share) per year. Bank Mutual performed an impairment test as of December 31, 2001 and found the goodwill and deposit base intangible not to be impaired. Bank Mutual will perform the required impairment tests at least annually; therefore, the expected increase in net income as a result of the elimination of regular goodwill amortization may be subject to change, and a determination of impairment would materially affect results in any period in which it were to be determined.

The following table shows the effect of eliminating the goodwill amortization for the second quarter of 2001 and the six months ended June 30, 2001, so as to allow for a comparative analysis to the second quarter of 2002 and for the six months ended June 30, 2002.

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                     2002            2001                 2002           2001
                                                     ----            ----                 ----           ----
                                                     (IN THOUSANDS EXCEPT                (IN THOUSANDS EXCEPT
                                                      PER SHARE AMOUNTS)                  PER SHARE AMOUNTS)

    Stated net income                                 $6,971         $5,078               $13,302       $ 9,881
    Goodwill amortization expense                          -            774                     -         1,549
                                                      ------         ------               -------       -------
    Adjusted net income                               $6,971         $5,852               $13,302       $11,430
                                                      ======         ======               =======       =======

    Stated earnings per share - diluted                $0.32          $0.24                 $0.61        $0.46
    Goodwill amortization expense
       per share                                           -           0.03                     -         0.07
                                                      ------         ------               -------       -------
    Adjusted earnings per share - diluted              $0.32          $0.27                 $0.61        $0.53
                                                      ======         ======               =======       =======

Effective January 1, 2002, Bank Mutual adopted FASB Statement No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FASB No. 144") which addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FASB No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under FASB No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The adoption of FASB No. 144 had no material impact on the Company's financial position or results of operations during the quarter and six months ended June 30, 2002.

NOTE 11 - AMORTIZING INTANGIBLE ASSETS

The carrying amount of intangible assets net of accumulated amortization and the associated valuation allowance at June 30, 2002 is presented in the following table.


                                            INTANGIBLE ASSET AMOUNT
                                              NET OF ACCUMULATED               VALUATION           CARRYING
                                                 AMORTIZATION                  ALLOWANCE            AMOUNT
                                            -----------------------            ---------            ------
                                                                      (IN THOUSANDS)
Amortized intangible assets:
     Mortgage servicing rights                      $  5,064                    $(1,342)             $3,722
     Deposit base intangibles                          6,065                          -               6,065
                                                    --------                    -------              ------
     Total                                          $ 11,129                    $(1,342)             $9,787
                                                    ========                    =======              ======

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:


                                                               MORTGAGE             CORE
                                                               SERVICING        DEPOSIT BASE
                                                                RIGHTS           INTANGIBLES         TOTAL
                                                               ---------        ------------         -----
                                                                               (IN THOUSANDS)
Quarter ended June 30, 2002 (actual)                           $   623           $   166           $   789

Six months ended June 30, 2002 (actual)                          1,360               331             1,691

Six months ending December 31, 2002 (estimate)                     695               331             1,026

Estimate for year ending December 31,
                                        2003                     1,174               661             1,835
                                        2004                       924               661             1,585
                                        2005                       556               661             1,217
                                        2006                       367               661             1,028
                                        2007                         6               661               667
                                  Thereafter                         -             2,429             2,429
                                                               -------           -------           -------
                                                               $ 3,722           $ 6,065           $ 9,787
                                                               =======           =======           =======

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

     - We also use our judgement in the valuation of deposit base intangibles. Core deposit base intangible assets have been recorded for core deposits (defined as transaction accounts such as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

     - We review goodwill at least annually for impairment, which requires the use of our judgement. Goodwill has been recorded as a result of two acquisitions in which we paid more than market value for their assets or liabilities. We analyze the price paid for those acquisitions and compare those to a number of current indices. In particular, we look at the price paid as a percent of assets; price paid to deposits; premium paid to core deposits; and other indicators. If the current indices are such that would indicate that the goodwill is less than what would be developed by doing the same transaction today, impairment would occur and as such, would be charged to current earnings.


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

TOTAL ASSETS. Bank Mutual's total assets decreased $10.9 million in the first six months of 2002 primarily as a result of the decreased loan portfolio and the resulting use of this cash to reduce borrowings. Total assets at June 30, 2002 were $2.89 billion as compared to $2.91 billion at December 31, 2001.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $3.4 million in the first six months of 2002 primarily as a result of the investment of federal funds sold into mortgage-related securities and use of cash to reduce borrowings. Mortgage-related securities have historically yielded more than federal funds.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale decreased $11.2 million in the first six months of 2002 as a result of maturing investments.

Mortgage-related securities available-for-sale increased $82.1 million primarily as a result of federal funds sold and maturing investment securities being invested in mortgage-related securities.

LOANS HELD FOR SALE. Loans held for sale at June 30, 2002 as compared to December 31, 2001 decreased $24.0 million as a result of the decreased fixed rate mortgage loan originations. Currently, we sell all of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations in the secondary mortgage market.

LOANS RECEIVABLE. Loans receivable decreased $56.2 million in the first six months of 2002 primarily as a result of loan sales and the prepayment of multi-family and consumer loans. We sell a majority of our fixed rate mortgage loan originations to reduce our interest rate risk.

The mortgage loan portfolio decreased $48.8 million in the first six months of 2002 as a result of fixed rate mortgage loan originations and the subsequent sale of $41.0 million of fixed rate mortgage loans. Market interest rates for fixed rate mortgages were attractive early in the first quarter of 2002 and again in the later part of the second quarter of 2002. Consumers continued to refinance their adjustable rate mortgage loans to fixed rate mortgage loans. We retain all adjustable rate mortgage loans in our portfolio and sell the majority of the fixed rate mortgage loans.


                                   LOAN SALES

                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               JUNE 30,                           JUNE 30,
                                         2002            2001                2002            2001
                                         ----            ----                ----            ----
                                            (In thousands)                     (In thousands)
      Mortgage loans                    $41,047        $93,662             $105,052         $131,756
      Educations loans                        -            324                    -              494
                                        -------        -------             --------         --------
      Total loans sales                 $41,047        $93,986             $105,052         $132,250
                                        =======        =======             ========         ========

The consumer loan portfolio also decreased in the first six months of 2002, even though originations were higher in 2002 than in 2001. The decrease of $3.9 million was the result of fixed equity loans being refinanced into first mortgage loans and the reduction in automobile loan originations. As car manufacturers provided and promoted 0% financing on their cars, our automobile loan originations decreased. This decrease in automobile loan originations and continued repayments and prepayments of existing automobile loans resulted in the automobile portfolio decreasing $2.7 million in the first six months of 2002.

The commercial business loan portfolio increased $5.0 million during the six months ended June 30, 2002. This increase was the result of increased commercial business loan originations and the use by borrowers of existing lines of credit.

                         LOAN ORIGINATIONS AND PURCHASES

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                          2002          2001            2002            2001
                                                          ----          ----            ----            ----
                                                          (In thousands)                  (In thousands)
Originations:
   Mortgage loans                                       $124,716      $168,894          $250,694       $265,061
   Consumer loans                                         67,520        65,733           118,626        114,523
   Commercial business loans                               9,148         6,043            18,308         10,048
                                                        --------      --------         ---------      ---------
Total loan originations                                  201,384       240,670           387,628        389,632

Purchases:
   Mortgage loans                                            769         1,013             3,793          2,004
                                                        --------      --------         ---------      ---------
Total loans purchased                                        769         1,013             3,793          2,004
                                                        --------      --------         ---------      ---------
Total loans originated and purchased                    $202,153      $241,683          $391,421       $391,636
                                                        ========      ========          ========       ========


Management will continue to emphasize consumer and commercial loan originations, as we believe it will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher risks than residential mortgage loans.

DEPOSITS. Deposits increased $6.7 million in the first six months of 2002. This deposit increase was the result of increases to our checking, money market and regular savings. We continue to emphasize and market checking accounts, as we believe this is a core account to establish further business. We also believe that deposit growth (or shrinkage) in the balance of 2002 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

BORROWINGS. Borrowings decreased $41.7 million in the first six months of 2002, to $423.7 million at June 30, 2002, as compared to $465.4 million at December 31, 2001. This decrease is the result of using proceeds of the mortgage loan sales and federal funds to repay maturing borrowings.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrows") increased $20.2 million in the first six months of 2002. The increase of escrow dollars was the result of payments received for customers' escrow accounts and is seasonally normal. Historically, a large portion of the escrow account balances are disbursed in December and January to pay customers' real estate taxes.

SHAREHOLDERS' EQUITY. Bank Mutual paid a cash dividend of $0.08 per share on June 3, 2002, to shareholders of record on May 22. The second quarter dividend payout ratio was 12.7% since Mutual Savings Bancorp, MHC has elected to waive cash dividends in 2002 for the 11,193,174 Bank Mutual shares that it owns. In addition, Bank Mutual at June 30, 2002, had repurchased a total of 549,500 shares at an average cost of $16.47 per share, including 180,000 shares in the second quarter at a weighted average price of $19.65 per shares. Of the total shares repurchased, 330,000 shares have been granted as awards to MRP recipients (of which 1,000 MRP shares were forfeited). Unvested MRP shares are a decrease to shareholders' equity. See Notes to Unaudited Consolidated Financial Statements - Note 7. Shareholders' Equity.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

                         NON-PERFORMING LOANS AND ASSETS

                                                                AT JUNE 30,             AT DECEMBER 31,
                                                                   2002                      2001
                                                               ------------             ---------------
                                                                       (Dollars in thousands)
Non-accrual mortgage loans                                      $  1,255                    $ 1,814
Non-accrual consumer loans                                           515                        444
Non-accrual commercial business loans                              1,018                        346
Accruing loans delinquent 90 days or more                            911                        936
                                                                --------                    -------

   Total non-performing loans                                      3,699                      3,540

Foreclosed properties and repossessed assets, net                    429                        383
                                                                --------                    -------
Total non-performing assets                                     $  4,128                    $ 3,923
                                                                ========                    =======

Non-performing loans to total loans                                 0.21%                      0.19%
                                                                    ====                       ====

Non-performing assets to total assets                               0.14%                      0.14%
                                                                    ====                       ====

Additional interest income that would have been
   recognized if non-accrual loans had been current                 $154                       $139
                                                                    ====                       ====

Allowance for loan losses as a percent of
   non-performing assets                                          298.91%                    312.13%
                                                                  ======                     ======

Total non-performing loans increased as of June 30, 2002, as compared to December 31, 2001, primarily as a result of an increase in non-accrual consumer and non-accrual business loans. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards and the current relative strength of the Wisconsin economy. The increase relating to consumer and commercial loans results from the general decline in economic conditions.

In view of the continuing weakness in the economy, we have been increasing the amount of management time to monitor the commercial loan portfolio since that is an area particularly sensitive to economic downturns. As discussed in the first quarter, there is one condominium construction loan of $8.8 million that is current as of June 30, 2002, but we restructured the loan (the maximum loan outstanding will not exceed $10.5 million) to facilitate completion of the project by the developer. After evaluating the project, it appears that no loss will occur; however, we continue to work with the developer to facilitate completion of the project and sale of the completed condominium units.

Also, there are two commercial borrowers that we have on our watch list. One of the commercial borrowers has commercial loans that total $5.7 million and is current at June 30, 2002. At present, we do not anticipate any loss from this sale.

The other commercial borrower has a commercial loan of $4.1 million that became 90 day past due in early July and we have commenced legal action to rectify the delinquency. At present, we are gathering information to determine if there is a potential loss. The ultimate results with these, and other, commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.

A summary of the allowance for loan losses is shown below:

                            ALLOWANCE FOR LOAN LOSSES


                                                         AT AND FOR THE                AT AND FOR THE
                                                        SIX MONTHS ENDED                 YEAR ENDED
                                                          JUNE 30, 2002               DECEMBER 31, 2001
                                                        ----------------              -----------------
                                                                     (Dollars in thousands)
Balance at the beginning of the period                         $12,245                    $12,238
Provisions for the period                                           55                        723
Charge-offs:
    Mortgage loans                                                   -                        (65)
    Consumer loans                                                (166)                      (337)
    Commercial business loans                                        -                       (415)
                                                               -------                    -------
      Total charge-offs                                           (166)                      (817)
Recoveries:
    Mortgage loans                                                  66                         26
    Consumer loans                                                  26                         57
    Commercial business loans                                      113                         18
                                                               -------                    -------
      Total recoveries                                             205                        101
                                                               -------                    -------
    Net recoveries (charge-offs)                                    39                       (716)
                                                               -------                    -------

    Balance at the end of the period                           $12,339                    $12,245
                                                               =======                    =======

Net recoveries (charge-offs) to average loans                     0.00%                     (0.04)%
                                                                ======                    =======

Allowance as a percent of total loans                             0.70%                      0.67%
                                                                ======                    =======

Allowance as a percent of non-performing loans                  333.58%                    345.90%
                                                                ======                    =======

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

COMPARISON OF OPERATING RESULTS

The national and local economies and securities markets have generally experienced significant challenges and disruptions in recent periods. Among other things, the slowdown and world events could affect the ability of individual and business borrowers to repay their obligations to the Banks, or otherwise affect our operations or financial condition in future periods.

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents certain information regarding Bank Mutual's financial condition and net interest income at and for the six months ended June 30, 2002 and 2001. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made as Bank Mutual has no investments that are tax exempt.

                  AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

                                                                          SIX MONTHS ENDED JUNE 30,
                                           -----------------------------------------------------------------------
                                                          2002                                 2001
                                           -----------------------------------------------------------------------
                                                         INTEREST     AVERAGE                INTEREST      AVERAGE
                                             AVERAGE      EARNED/      YIELD/     AVERAGE     EARNED/       YIELD/
                                             BALANCE       PAID        RATE       BALANCE      PAID         RATE
                                           ----------    --------     -------     -------    --------      -------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
   Loans receivable (1)                    $1,824,676     $64,605     7.08%     $1,956,741      $76,006    7.77%
   Mortgage-related securities                552,768      16,067     5.81         454,928       15,183    6.67
   Investment securities                      120,937       2,863     4.73         141,109        4,235    6.00
   Interest-earning deposits                   28,876         234     1.62          24,786          561    4.53
   Federal funds                              154,641       1,336     1.73          59,458        1,362    4.58
                                           ----------     -------     ----      ----------      -------    ----
Total interest earnings assets              2,681,898      85,105     6.35       2,637,022       97,347    7.38
Noninterest-earning assets                    180,550                              173,316
                                           ----------                           ----------
   Total average assets                    $2,862,448                           $2,810,338
                                           ==========                           ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   Savings deposits                        $  225,602       1,284     1.14      $  200,637        2,170    2.16
   Money market accounts                      345,400       3,465     2.01         302,219        7,159    4.74
   Interest-bearing demand accounts           136,104         441     0.65         121,654          694    1.14
   Time deposits                            1,267,957      28,326     4.47       1,228,269       36,139    5.88
                                           ----------    --------     ----      ----------     --------    ----
     Total deposits                         1,975,063      33,516     3.39       1,852,779       46,162    4.98
   Advance payments by borrowers
     for taxes and insurance                   13,476          81     1.20          13,416          125    1.86
   Borrowings                                 423,963      11,918     5.62         533,482       15,985    5.99
                                           ----------    --------     ----      ----------     --------    ----
     Total interest-bearing liabilities     2,412,502      45,515     3.77       2,399,677       62,272    5.19
                                           ----------    --------     ----      ----------     --------    ----

NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits                91,433                               79,237
   Other noninterest-bearing
     liabilities                               48,126                               39,922
                                           ----------                           ----------
     Total noninterest-bearing
       liabilities                            139,559                              119,159
                                           ----------                           ----------
     Total liabilities                      2,552,061                            2,518,836
   Shareholders' equity                       310,387                              291,502
                                           ----------                           ----------
     Total average liabilities
     and equity                            $2,862,448                           $2,810,338
                                           ==========                           ==========
Net interest income and net
   interest rate spread (2)                              $ 39,590     2.58%                    $ 35,075    2.19%
                                                         ========     ====                     ========    ====
Net interest margin (3)                                               2.95%                                2.66%
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



                                                                            SIX MONTHS ENDED
                                                           -----------------------------------------------------
                                                                  JUNE 30, 2002 COMPARED TO JUNE 30, 2001
                                                           -----------------------------------------------------
                                                                         INCREASE (DECREASE) DUE TO:
                                                           -----------------------------------------------------
                                                           VOLUME (1)             RATE (2)               NET (3)
                                                           ----------             --------               -------
                                                                               (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable                                          $     (4,934)         $      (6,467)       $     (11,401)
Mortgage-related securities                                      3,000                 (2,116)                 884
Investment securities                                             (554)                  (818)              (1,372)
Interest-earning deposits                                           80                   (407)                (327)
Federal funds                                                    1,203                 (1,229)                 (26)
                                                          ------------          -------------        -------------
   Total                                                        (1,205)               (11,037)             (12,242)
                                                          ------------          -------------        -------------
INTEREST-BEARING LIABILITIES:
Savings deposits                                                   243                 (1,129)                (886)
Money market deposits                                              906                 (4,600)              (3,694)
Interest-bearing demand deposits                                    75                   (328)                (253)
Time deposits                                                    1,134                 (8,947)              (7,813)
                                                          ------------          -------------        -------------
   Total Deposits                                                2,358                (15,004)             (12,646)
Advance payments by borrowers for
   taxes and insurance                                               1                    (45)                 (44)
Borrowings                                                      (3,124)                  (943)              (4,067)
                                                           -----------          -------------        -------------
     Total                                                        (765)               (15,992)             (16,757)
                                                          ------------          -------------        -------------
Net change in net interest income                         $       (440)         $       4,955        $       4,515
                                                          ============          =============        =============

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

GENERAL. Net income was $7.0 million for the second quarter of 2002 as compared to $5.1 million for the second quarter of 2001 and $13.3 million for the six months ended June 30, 2002 as compared to $9.9 million in 2001. The increased net income for both periods is primarily the result of: (a) increased net interest margin, (b) reduced provisions to the loan loss allowance, (c) continued gains from loan sales and (d) the elimination of goodwill amortization, partially offset by the cost of implementation of our stock benefit plans.

INTEREST INCOME. Total interest income decreased $5.9 million in the second quarter of 2002 as compared to the second quarter of 2001 and decreased $12.2 million for the six months ended June 30, 2002 as compared to the same period in 2001. The decreases were primarily the result of yields on both the loan and investment portfolio decreasing and the loan portfolio decreasing in dollars outstanding.

Interest income on loans decreased $5.5 million for the second quarter of 2002 and $11.4 million for the first six months of 2002. These decreases were the result of the reductions in the dollar amount of the loan portfolio and decreases in the yield on the loan portfolio. Market interest rates remained at a level at which consumers were attracted to fixed interest rate mortgage loans. These consumers, in a large part, are existing customers and they refinanced their existing adjustable interest rate or fixed interest rate mortgage loan and consolidated their other debt into a new fixed rate mortgage loan at a lower interest rate. We sell the majority of fixed rate mortgage loan originations to the secondary market. In addition, both adjustable and fixed rate mortgage loan originations were at interest rates that were below the existing yield on the loan portfolio. We retain all of the adjustable interest rate loans in the portfolio.

Interest income on investments decreased $706,000 for the second quarter of 2002 and $1.4 million for the first six months of 2002 as a result of the decreased size of the portfolio and the decreased yield on investment securities. As investment securities matured, they were primarily reinvested into mortgage-related securities or reinvested into another investment security. However, these reinvestments into new investment securities were at interest rates that were below the existing yield on the portfolio.

Interest income on mortgage-related securities increased $716,000 for the second quarter of 2002 and $884,000 for the six months of 2002 as a result of the increased dollars outstanding in the portfolio. Mortgage-related securities have historically had a higher yield than other forms of investments.

Interest income on interest-earning deposits decreased $389,000 in the second quarter as a result of a decrease in the yields earned partially offset by our increase in deposits. A large portion of interest-earning deposits are federal funds sold which are overnight investments that earn overnight market interest rates. As market interest rates decline or increase, interest rates on federal funds sold move in the same direction. The average federal funds outstanding in the first six months of

2002 increased $95.2 million as compared to the first six months of 2001 even though the quarter-end balance was reduced from year-end. This increase was the result of cash generated from deposit growth, operations and loan sales. We anticipate using federal funds to fund loan originations and to continue to invest in securities (mortgage-related or investment).

INTEREST EXPENSE. Interest expense on deposits continued to decrease in the second quarter of 2002. Interest expense on deposits decreased $7.2 million for the second quarter of 2002 and $12.6 million for the six months ended June 30, 2002 as compared to the same periods in 2001. These decreases were primarily as a result of a decrease in the cost of those deposits. As market interest rates declined in 2001 and stabilized in 2002, market interest rates on deposits declined and as time deposits matured, most were reinvested at a lower cost than the existing cost of deposits. If interest rates continue to be stable at current levels, we anticipate the cost of deposits to stabilize or even trend upward for the third and fourth quarters of 2002.

Interest expense on borrowings decreased $1.5 million for the second quarter of 2002 and $4.1 million for the first six months of 2002 primarily as a result of maturing borrowings being paid off. We primarily borrow from the Federal Home Loan Bank ("FHLB") of Chicago and those borrowings have fixed terms and interest rates.

NET INTEREST INCOME. Net interest income increased $2.8 million in the second quarter of 2002 and increased $4.5 million for the six months ended June 30, 2002 as a result of an increased net interest margin. The net interest margin for the second quarter of 2002 was 3.00% as compared to 2.63% for the same period in 2001 and 2.95% for the six months ended June 30, 2002 compared to 2.66% for the six months ended June 30, 2001. If market rates continue to stabilize, we anticipate our net interest margin to continue to increase in the third quarter; however, if interest rates rise, our net interest margin will remain flat or shrink depending on the size and speed of the increase.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses were $40,000 for the second quarter of 2002 and $55,000 for the first six months of 2002. These are substantial decreases in the provisions as compared to the same periods in 2001; however, the reductions are the result of the decrease in the dollar amount of the loan portfolio and the net recoveries of previous charge-offs. The total allowance for loan losses at June 30, 2002 was $12.3 million or 0.70% of the total loan portfolio.

NONINTEREST INCOME. Service charges on deposits grew in the second quarter of 2002 and first six months of 2002 primarily as a result of the growth in checking accounts and debit card usage. The 2002 marketing efforts to promote checking accounts began in the latter part of the first quarter of 2002 and helped us to grow this noninterest income item.

Brokerage and insurance commissions increased $237,000 in the second quarter of 2002 and increased $528,000 in the first six months of 2002. These increases are the result of increased fixed rate tax deferred annuity sales and increased brokerage commissions.

Loan related fees decreased $227,000 in the second quarter of 2002 and decreased $535,000 in the fist six months of 2002 as a result of decreased loan modification fees and the impairment of mortgage servicing rights. Loan modification fees decreased as market interest rates increased and the advantages of adjusting an existing loan interest rate decreased. Loan modification fees are charged on adjustable rate mortgage loans if interest rates are adjusted before their adjustment period and if interest rates on fixed interest rate mortgage loans held in the portfolio are adjusted. In addition, a review of the originated mortgage servicing rights on loans sold with servicing retained, identified some impairment. This impairment is reflected as a decrease to servicing fee income.

Gain on sales of loans decreased in the second quarter 2002 as compared to 2001. The decrease was $400,000 for the second quarter and resulted from reduced loan sales. However, the gain on loan sales increased $154,000 for the six months ended June 30, 2002 as compared to the same period in 2001 as a result of the higher level of gains on the loans sold. We sold $41.0 million of loans in the second quarter of 2002 as compared to $94.0 million in the second quarter of 2001 and $105.1 million for the six months ended June 30, 2002 as compared to $132.3 million for the same period in 2001. "See Comparison of Financial Condition - Loans Receivable." Gains on the sales of loans are primarily dependent on the dollar amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates remain flat or increase, these gains could be reduced in future periods.

Other noninterest income increased $45,000 in the second quarter of 2002 as a result of a gain on the sale of real estate owned.

NONINTEREST EXPENSE. Total noninterest expense increased $148,000 for the second quarter of 2002 and $567,000 for the six months ended June 30, 2002, primarily as a result of increased compensation expense partially offset by the elimination of the amortization of goodwill. Compensation increased $1.0 million for the second quarter and $2.2 million for the six months ended June 30, 2002 primarily as a result of the implementation of stock benefit plans in May 2001. The elimination of $774,000 of goodwill amortization for the second quarter of 2002 and $1.5 million for the six months ended June 30, 2002 was the result of the implementation of SFAS No. 142. SFAS No. 142 eliminated the amortization of goodwill. It also retains goodwill on the statement of financial condition and requires that it be tested, at least annually, for impairment. If goodwill is found to be impaired, the impaired amount will be expensed to current operations in the period in which the impairment is identified. Other identifiable intangible assets will continue to be expensed over their useful lives. See Notes to Unaudited Financial Statements - Note 11. - Recent Accounting Pronouncements.

Mutual Savings Bank and First Northern Savings Bank are currently operating as separate subsidiaries. However, the two operating subsidiaries are anticipated to be combined in early 2003. This schedule is a projection and remains subject to change and refinement. Not all of the costs of the combination have yet been determined. However, some of the preliminary cost estimates are as follows: marketing costs, which include signage changes, $1.7 million; and systems upgrades, $1.8 million. A majority of these estimated expenditures would be capitalized and depreciated over their expected useful lives.

INCOME TAXES. The effective tax rate for the second quarter of 2002 was 33.7% as compared to 37.4% for the second quarter of 2001 and 33.9% for the first six months of 2002 as compared to 37.5% for the same period in 2001. These differences in effective tax rates are primarily the result of the elimination of the amortization of goodwill. Goodwill amortization is not a tax deduction for income tax purposes.

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

At June 30, 2002, based on the assumptions below, our interest-bearing assets maturing or repricing within one year exceeded our interest-earning liabilities maturing or repricing within the same period by $37.6 million. This represents a positive cumulative one-year interest rate sensitivity gap of 1.30%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 103.00%. The cumulative gap ratio is significantly affected by $200.0 million of long-term FHLB borrowings which had an original call option in the second quarter of 2001 and which are quarterly callable thereafter. For the June 30, 2002 GAP analysis, we have placed the $200 million long-term borrowing in its finally maturing period as market interest rates are lower than the interest rate on the borrowing and as such, the likelihood of the FHLB calling this borrowing is significantly reduced. This call option is at the FHLB of Chicago's discretion; however if the borrowings are called, the FHLB of Chicago has given us indications that alternative borrowings would be available. While we have no reason to believe that the FHLB of Chicago would not follow through on its indications, there is no binding commitment and we therefore cannot provide an assurance that these alternatives would be available. A call of these obligations without a replacement would materially adversely affect our liquidity, and we would need to find an alternative source of funds.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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


                                                                      AT JUNE 30, 2002
                                            -----------------------------------------------------------------------------
                                                                      MORE THAN       MORE THAN
                                                           SIX TO      ONE YEAR       SIX YEARS
                                            WITHIN SIX     TWELVE      TO THREE          TO            OVER
                                              MONTHS       MONTHS        YEARS       FIVE YEARS     FIVE YEARS      TOTAL
                                            ----------     ------     ---------      ----------     ----------      -----
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
   Mortgage loans:
     Fixed                                  $   46,963     $112,842      $191,286     $ 99,705     $ 100,879    $  551,675
     Adjustable                                135,804      251,164       274,223      101,195         6,883       769,269
   Consumer loans                              131,022      121,636       133,958       16,563         8,205       411,384
   Commercial and industrial loans              24,081       21,571        20,150          174             -        65,976
Interest-earning deposits                      210,245            -             -            -             -       210,245
Investment securities                           39,442        8,601        23,431        9,129             -        80,603
Mortgage-related securities:
     Fixed                                      31,393       76,481       214,184      126,851        95,065       543,974
     Adjustable                                 46,711            -             -            -             -        46,711
Other interest-earning assets                   32,097                          -            -             -        32,097
                                            ----------   ----------    ----------    ---------    ----------    ----------
       Total interest-earning assets           697,758      592,295       857,232      353,617       211,032     2,711,934

Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand accounts       $      697   $    2,092    $    5,086    $   4,495    $  126,859    $  139,229
     Savings accounts                            3,848       11,375        27,450       23,909       169,516       236,098
     Money market accounts                     342,981          973         2,109        1,594         4,936       352,593
     Time deposits                             306,261      446,446       333,348      179,992             -     1,266,047
Advance payments by borrowers for
   taxes and insurance                               -       23,654             -            -             -        23,654
Borrowings                                      60,459       53,636       275,095       23,805        10,836       423,831
                                            ----------   ----------    ----------    ---------    ----------    ----------
       Total interest-bearing liabilities      714,246      538,176       643,088      233,795       312,147     2,441,452
                                            ----------    ---------    ----------    ---------    ----------    ----------
Interest rate sensitivity gap               $  (16,488)   $  54,119    $  214,144    $ 119,822    $ (101,115)   $  270,482
                                            ==========    =========    ==========    =========    ==========    ==========
Cumulative interest rate sensitivity gap    $  (16,488)   $  37,631    $  251,775    $ 371,597    $  270,482
                                            ==========    =========    ==========    =========    ==========
Cumulative interest rate sensitivity
   gap as a percentage of total assets           (0.57)%       1.30%        8.70%       12.84%          9.34%
Cumulative interest-earning assets
   as a percentage of interest
   bearing liabilities                           97.69%      103.00%      113.28%      117.45%        111.08%

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2002. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.


                                                                                          PRESENT VALUE OF EQUITY
                                                                                              AS A PERCENT OF
                                         PRESENT VALUE OF EQUITY                          PRESENT VALUE OF ASSETS
                         -----------------------------------------------------         ---------------------------
    CHANGE IN              DOLLAR                   DOLLAR             PERCENT         PRESENT VALUE       PERCENT
 INTEREST RATES            AMOUNT                   CHANGE             CHANGE              RATIO           CHANGE
 --------------            ------                   ------             -------         -------------       -------
 (BASIS POINTS)                         (DOLLARS IN THOUSANDS)
      +300               $337,126                 $(41,214)           (10.89)%             11.82%          (6.86)%
      +200                353,378                  (24,962)            (6.60)              12.21           (3.78)
      +100                367,567                  (10,773)            (2.85)              12.51           (1.42)
        0                 378,340                        -              0.00               12.69            0.00
      -100                385,286                    6,946              1.84               12.72            0.24
      -200                373,977                   (4,363)            (1.15)              12.18           (4.02)
      -300                392,200                   13,860              3.66               12.60           (0.71)

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

                           PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Registrant reported on the results of its May 8, 2002 annual meeting of shareholders in Part II, Item 4 of its Report on Form 10-Q for the quarter ended March 31, 2002; that Item is incorporated herein by reference.


ITEM 5.    OTHER INFORMATION

           The officers' certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 has been submitted to the Securities and Exchange Commission accompanying this Report on Form 10-Q. See Exhibits 99.1 and 99.2 hereto.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

           (b) Reports on Form 8-K: In the quarter ended June 30, 2002, the Registrant did not file any Reports on Form 8-K.

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


                                           BANK MUTUAL CORPORATION
                                           -----------------------
                                           (Registrant)

Date: August 13, 2002
      ---------------                       /s/ Michael T. Crowley, Jr.
                                            ---------------------------
                                            Michael T. Crowley, Jr.
                                            Chairman and Chief Executive Officer


Date: August 13, 2002
      ---------------                       /s/ Rick B. Colberg
                                            -------------------
                                            Rick B. Colberg
                                            Chief Financial Officer

                                  EXHIBIT INDEX

                             BANK MUTUAL CORPORATION

                    Form 10-Q for Quarter Ended June 30, 2002

Exhibit No.                      Description                      Filed Herewith
-----------                      -----------                      --------------

    99.1      Certification required by Section 906 of the              X
              Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation

    99.2      Certification required by Section 906 of the              X
              Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation