Form 10-Q
period 2002-09-30
BANK MUTUAL CORP
filed 2002-11-14
CIK 1123270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        COMMISSION FILE NUMBER 000-31207

                             BANK MUTUAL CORPORATION
             (Exact name of registrant as specified in its charter)


        UNITED STATES                                  39-2004336
-------------------------------              --------------------------------
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

                                Yes   [X]       No

The number of shares outstanding of the issuer's common stock $0.01 par value per share, was 21,797,671 shares, at November 8, 2002.


================================================================================

                             BANK MUTUAL CORPORATION

                                   10-Q INDEX

                                                                           PAGE NO.
                                                                           --------
PART I.     FINANCIAL INFORMATION:

ITEM L.   FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial Condition
          as of September 30, 2002 and December 31, 2001                      3

          Unaudited Consolidated Statements of Income
          for the three months ended September 30, 2002 and 2001              4

          Unaudited Consolidated Statements of Income
          for the nine months ended September 30, 2002 and 2001               5

          Unaudited Consolidated Statements of Shareholders' Equity
          for the nine months ended September 30, 2002 and 2001               6

          Unaudited Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2002 and 2001             7-8

          Notes to Unaudited Consolidated Financial Statements              9-20

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               21-36

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        37-40

ITEM 4.   CONTROLS AND PROCEDURES                                            41

PART II.       OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   42

SIGNATURES                                                                   43

CERTIFICATIONS                                                              44-47

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   SEPTEMBER 30    DECEMBER 31
                                                                       2002           2001
                                                                   ------------    ------------
                                                                         (In Thousands)
   ASSETS
   Cash and due from banks                                         $     39,674    $     41,574
   Federal funds sold                                                   185,000         175,000
   Interest-earning deposits                                             42,640          35,338
                                                                   ------------    ------------
   Cash and cash equivalents                                            267,314         251,912
   Securities available-for-sale, at fair value:
     Investment securities                                               81,064          93,059
     Mortgage-related securities                                        620,374         521,084
   Loans held for sale                                                   71,697          32,321
   Loans receivable, net                                              1,720,001       1,831,155
   Goodwill                                                              52,570          52,570
   Deposit base intangible                                                5,899           6,396
   Other assets                                                         119,812         117,293
                                                                   ------------    ------------
                                                                   $  2,938,731    $  2,905,790
                                                                   ============    ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
     Deposits                                                      $  2,121,951    $  2,090,440
     Borrowings                                                         418,502         465,360
     Advance payments by borrowers for taxes and insurance               33,919           3,499
     Other liabilities                                                   45,257          42,393
                                                                   ------------    ------------
                                                                      2,619,629       2,601,692
   Shareholders' equity:
     Preferred stock - $.01 par value:
     Authorized- 10,000,000 shares in 2002 and 2001
     Issued and outstanding - none in 2002 and 2001                          --              --
     Common stock - $.01 par value:
     Authorized- 100,000,000 shares in 2002 and 2001
     Issued - 22,341,665 shares in 2002 and 2001
     Outstanding - 21,876,571 shares in 2002; 22,337,165 in 2001            223             223
     Additional paid-in capital                                         108,646         108,043
     Retained earnings                                                  218,696         201,777
     Unearned ESOP shares                                                (6,961)         (7,850)
     Accumulated other comprehensive income                              11,002           6,018
     Unearned deferred compensation                                      (3,382)         (4,047)
     Treasury stock - 465,094 shares in 2002; 4,500 in 2001              (9,122)            (66)
                                                                   ------------    ------------
                                                                        319,102         304,098
                                                                   ------------    ------------
                                                                   $  2,938,731    $  2,905,790
                                                                   ============    ============


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 2002           2001
                                                             ------------   ------------
                                                             (In thousands, except per
                                                                     share data)
Interest income:
   Loans                                                     $     30,529   $     36,428
   Investment securities                                            1,381          2,147
   Mortgage-related securities                                      8,504          7,751
   Interest-earning deposits                                          831          1,264
                                                             ------------   ------------
Total interest income                                              41,245         47,590

Interest expense:
   Deposits                                                        16,070         22,547
   Borrowings                                                       5,807          7,023
   Advance payments by borrowers for taxes and insurance               87            139
                                                             ------------   ------------
Total interest expense                                             21,964         29,709
                                                             ------------   ------------
Net interest income                                                19,281         17,881
Provision for loan losses                                             940            333
                                                             ------------   ------------
Net interest income after provision for loan losses                18,341         17,548

Noninterest income:
   Service charges on deposits                                      1,235          1,128
   Brokerage and insurance commissions                                741            619
   Loan related fees                                                   --            345
   Gain on sales of loans                                           1,018            732
   Other                                                              965          1,201
                                                             ------------   ------------
Total noninterest income                                            3,959          4,025

Noninterest expenses:
   Compensation, payroll taxes and other employee benefits          7,512          7,172
   Occupancy and equipment                                          2,621          2,569
   Amortization of goodwill                                            --            774
   Amortization of deposit base intangible                            165            165
   Other                                                            2,700          3,109
                                                             ------------   ------------
Total noninterest expenses                                         12,998         13,789
                                                             ------------   ------------
Income before income taxes                                          9,302          7,784
Income taxes                                                        2,938          2,860
                                                             ------------   ------------
Net income                                                   $      6,364   $      4,924
                                                             ============   ============
Per share data:
   Earnings per share - basic                                $       0.30   $       0.23
                                                             ============   ============
   Earnings per share - diluted                              $       0.30   $       0.23
                                                             ============   ============
   Cash dividends paid                                       $       0.09   $       0.07
                                                             ============   ============


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 2002           2001
                                                             ------------   ------------
                                                              (In thousands, except per
                                                                      share data)
Interest income:
   Loans                                                     $     95,134   $    112,434
   Investment securities                                            4,244          6,382
   Mortgage-related securities                                     24,571         22,934
   Interest-earning deposits                                        2,401          3,187
                                                             ------------   ------------
Total interest income                                             126,350        144,937

Interest expense:
   Deposits                                                        49,586         68,709
   Borrowings                                                      17,725         23,008
   Advance payments by borrowers for taxes and insurance              168            264
                                                             ------------   ------------
Total interest expense                                             67,479         91,981
                                                             ------------   ------------
Net interest income                                                58,871         52,956
Provision for loan losses                                             995            543
                                                             ------------   ------------
Net interest income after provision for loan losses                57,876         52,413

Noninterest income:
   Service charges on deposits                                      3,405          3,248
   Brokerage and insurance commissions                              2,487          1,837
   Loan related fees                                                  175          1,055
   Gain on sales of loans                                           2,554          2,114
   Other                                                            3,038          3,280
                                                             ------------   ------------
Total noninterest income                                           11,659         11,534

Noninterest expenses:
   Compensation, payroll taxes and other employee benefits         23,420         20,915
   Occupancy and equipment                                          7,844          7,772
   Amortization of goodwill                                            --          2,323
   Amortization of deposit base intangible                            496            496
   Other                                                            8,359          8,837
                                                             ------------   ------------
Total noninterest expenses                                         40,119         40,343
                                                             ------------   ------------
Income before income taxes                                         29,416         23,604
Income taxes                                                        9,750          8,799
                                                             ------------   ------------
Net income                                                   $     19,666   $     14,805
                                                             ============   ============
Per share data:
   Earnings per share - basic                                $       0.93   $       0.69
                                                             ============   ============
   Earnings per share - diluted                              $       0.91   $       0.69
                                                             ============   ============
   Cash dividends paid                                       $       0.25   $       0.21
                                                             ============   ============

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                            ADDITIONAL                 UNEARNED      OTHER          UNEARNED
                                                COMMON       PAID-IN     RETAINED       ESOP      COMPREHENSIVE      DEFERRED
                                                 STOCK       CAPITAL     EARNINGS      SHARES     INCOME (LOSS)    COMPENSATION
                                               ---------    ---------    ---------    ---------   -------------    ------------
                                                                          (In thousands)
For the Nine Months Ended September 30, 2002
Balance at January 1, 2002                     $     223    $ 108,043    $ 201,777    $  (7,850)   $   6,018       $  (4,047)
   Comprehensive income:
     Net income                                       --           --       19,666           --           --              --
     Other comprehensive income
       Change in net unrealized
       gain on securities available-
       for-sale, net of deferred income
       tax liability of $3,426                        --           --           --           --        4,984              --

Total comprehensive income                            --           --           --           --                           --
   Purchase of treasury stock                         --           --           --           --                           --
   Committed ESOP shares                              --          755           --          889           --              --
   Exercise of stock options                                     (152)
   Amortization of deferred compensation              --           --           --           --           --             665
   Cash dividends ($.25 per share)                    --           --       (2,747)          --           --              --
                                               ---------    ---------    ---------    ---------    ---------       ---------

Balance at September 30, 2002                  $     223    $ 108,646    $ 218,696    $  (6,961)   $  11,002       $  (3,382)
                                               =========    =========    =========    =========    =========       =========

For the Nine Months Ended September 30, 2001
Balance at January 1, 2001                     $     223    $ 108,151    $ 184,351    $  (8,971)   $     643       $      --
   Comprehensive income:
     Net income                                       --           --       14,805           --           --              --
     Other comprehensive income
       Change in net unrealized
       gain on securities
       available-for-sale, net of
       deferred income tax liability
       of $5,137                                      --           --           --           --        9,138              --

     Total comprehensive income                       --           --           --           --           --              --
   Purchase of treasury stock
   Issuance of Management Recognition
     Plan shares                                      --         (601)          --           --           --          (2,210)
Committed ESOP shares                                 --          176           --          675           --              --
   Cash dividends ($.21 per share)                    --           --       (2,142)          --           --              --
   Purchase of ESOP shares                            --           --           --          (29)          --              --
                     --- ----                  ---------    ---------    ---------    ---------    ---------       ---------

Balance at September 30, 2001                  $     223    $ 107,726    $ 197,014    $  (8,325)   $   9,781       $  (2,210)
                                               =========    =========    =========    =========    =========       =========

                                               TREASURY
                                                 STOCK       TOTAL
                                               ---------    ---------
                                                  (In thousands)
For the Nine Months Ended September 30, 2002
Balance at January 1, 2002                     $     (66)   $ 304,098
   Comprehensive income:
     Net income                                       --       19,666
     Other comprehensive income
       Change in net unrealized
       gain on securities available-
       for-sale, net of deferred income
       tax liability of $3,426                        --        4,984
                                                            ---------
Total comprehensive income                            --       24,650
   Purchase of treasury stock                     (9,620)      (9,620)
   Committed ESOP shares                              --        1,644
   Exercise of stock options                         564          412
   Amortization of deferred compensation              --          665
   Cash dividends ($.25 per share)                    --       (2,747)
                                               ---------    ---------

Balance at September 30, 2002                  $  (9,122)   $ 319,102
                                               =========    =========

For the Nine Months Ended September 30, 2001
Balance at January 1, 2001                     $      --    $ 284,397
   Comprehensive income:
     Net income                                       --       14,805
     Other comprehensive income
       Change in net unrealized
       gain on securities
       available-for-sale, net of
       deferred income tax liability
       of $5,137                                      --        9,138
                                                            ---------
     Total comprehensive income                       --       23,943
   Purchase of treasury stock                     (4,920)      (4,920)
   Issuance of Management Recognition
     Plan shares                                   3,000          189
Committed ESOP shares                                 --          851
   Cash dividends ($.21 per share)                (2,142)
   Purchase of ESOP shares                            --          (29)
                     --- ----                  ---------    ---------

Balance at September 30, 2001                  $  (1,920)   $ 302,289
                                               =========    =========


            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                          2002         2001
                                                                       ---------    ---------
                                                                          (In Thousands)
OPERATING ACTIVITIES:
Net income                                                             $  19,666    $  14,805
   Adjustments to reconcile net income to net cash used by operating activities:
     Provision for loan losses                                               995          543
     Provision for depreciation                                            2,100        1,947
     Amortization of intangibles                                             497        2,819
     Amortization of cost of stock benefit plans                           2,310           --
     Net discount amortization on securities                                 (82)        (917)
     Net change in loans originated for sale                             (36,822)     (17,352)
     Gains from sales of loans originated for sale                        (2,554)      (2,114)
     Gain on sale of real estate owned                                      (175)        (368)
     Increase (decrease) in other liabilities                                312       (7,835)
     (Increase) decrease in other assets                                  (1,759)       1,095
     Decrease in accrued interest receivable                               1,446        1,208
                                                                       ---------    ---------
Net cash used by operating activities                                    (14,066)      (6,169)

INVESTING ACTIVITIES:
Net purchases of investments in mutual funds                                (808)      (1,330)
Proceeds from maturities of investment securities                         23,819      126,213
Purchases of investment securities                                       (11,386)    (165,121)
Purchases of mortgage-related securities                                (246,528)    (138,508)
Principal repayments on mortgage-related securities                      156,103       78,502
Net decrease in loans receivable                                         109,161       95,364
Proceeds from sale of foreclosed properties                                  688        1,489
Net increase in Federal Home Loan Bank stock                              (1,264)      (1,832)
Net purchases of premises and equipment                                   (2,557)      (1,523)
                                                                       ---------    ---------
Net cash provided (used) by investing activities                          27,228       (6,746)

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          2002         2001
                                                                        ---------    ---------
                                                                            (In Thousands)
FINANCING ACTIVITIES:
Net increase in deposits                                                $  30,633    $ 178,840
Net decrease in short-term borrowings                                      (3,088)      (7,604)
Proceeds from long-term borrowings                                          3,740       73,141
Repayments on long-term borrowings                                        (47,510)    (158,113)
Net increase in advance payments by borrowers for taxes and insurance
                                                                           30,420       31,468
Increase in unearned ESOP shares                                               --          (29)
Cash dividends                                                             (2,747)      (2,329)
Purchase of treasury stock                                                 (9,620)      (4,920)
Proceeds from exercise of stock options                                       412           --
                                                                        ---------    ---------
Net cash provided by financing activities                                   2,240      110,454
                                                                        ---------    ---------
Increase in cash and cash equivalents                                      15,402       97,539
Cash and cash equivalents at beginning of period                          251,912       65,722
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $ 267,314    $ 163,261
                                                                        =========    =========

Supplemental information:
   Interest paid on deposits                                            $  48,709    $  69,830
   Income taxes paid                                                       10,247        6,797
   Loans transferred to foreclosed properties and repossessed assets          998          333
   Issuance of management recognition plan shares                              --        2,210


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders' Equity and Unaudited Consolidated Statements of Cash Flows contains all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual and subsidiaries at September 30, 2002 and December 31, 2001, the results of their income for the three and nine months ended September 30, 2002 and 2001, the changes in shareholders' equity for the nine months ended September 30, 2002 and 2001, and their cash flows for the nine months ended September 30, 2002 and 2001. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual's 2001 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:

                                                                      Gross        Gros        Estimated
                                                        Amortized   Unrealized   Unrealized      Fair
                                                          Cost         Gains       Losses        Value
                                                        ---------   ----------   ----------    ---------
At September 30, 2002:
   Investment securities:
     U.S. government and federal agency obligations     $ 35,015     $  1,362           --      $ 36,377
     Corporate issue obligations                           9,611           78     $   (158)        9,531
     Mutual funds                                         33,928           26         (140)       33,814
     Federal Home Loan Mortgage Corporation stock          1,440           --          (98)        1,342
                                                        --------     --------     --------      --------
   Total investment securities                            79,994        1,466         (396)       81,064
   Mortgage-related securities:
     Federal Home Loan Mortgage Corporation              241,953        4,257          (15)      246,195
     Federal National Mortgage Association               326,386       11,362           (1)      337,747
     Private Placement CMOs                               14,038          246           --        14,284
     Government National Mortgage Association             21,457          691           --        22,148
                                                        --------     --------     --------      --------
   Total mortgage-related securities                     603,834       16,556          (16)      620,374
                                                        ========     ========     ========      ========
Total                                                   $683,828     $ 18,022     $   (412)     $701,438
                                                        ========     ========     ========      ========

                                                                      Gross        Gros        Estimated
                                                        Amortized   Unrealized   Unrealized      Fair
                                                          Cost         Gains       Losses        Value
                                                        ---------   ----------   ----------    ---------
At December 31, 2001:
   Investment securities:
     U.S. government and federal agency obligations     $ 39,667     $  1,652           --      $ 41,319
     Corporate issue obligations                          17,300           55     $   (166)       17,189
     Mutual funds                                         33,120           19         (157)       32,982
     Federal Home Loan Mortgage Corporation stock          1,440          129           --         1,569
                                                        --------     --------     --------      --------
   Total investment securities                            91,527        1,855         (323)       93,059
   Mortgage-related securities:
     Federal Home Loan Mortgage Corporation              162,365          948       (1,418)      161,895
     Federal National Mortgage Association               321,198        8,214         (782)      328,630
     Private Placement CMOs                               28,137          662          (16)       28,783
     Government National Mortgage Association              1,716           60           --         1,776
                                                        --------     --------     --------      --------
Total mortgage-related securities                        513,416        9,884       (2,216)      521,084
                                                        ========     ========     ========      ========
Total                                                   $604,943     $ 11,739     $ (2,539)     $614,143
                                                        ========     ========     ========      ========


The amortized cost and fair values of investment securities by contractual maturity at September 30, 2002, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized      Fair
                                                   Cost         Value
                                                 --------     --------
Due in one year or less                          $ 23,381     $ 23,839
Due after one year through five years              21,245       22,070
Due after five years through ten years                 --           --
Mutual funds                                       33,928       33,814
Federal Home Loan Mortgage Corporation stock        1,440        1,341
Mortgage-related securities                       603,834      620,374
                                                 --------     --------
                                                 $683,828     $701,438
                                                 ========     ========


NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                        SEPTEMBER 30     DECEMBER 31
                                             2002             2001
                                        ------------     ------------
Mortgage loans:
   One-to-four family                   $    832,624     $    992,126
   Multifamily                               169,457          131,925
   Commercial real estate                    168,450          165,556
   Construction and development              140,640          125,611
                                        ------------     ------------
Total mortgage loans                       1,311,171        1,415,218
Consumer loans:
   Fixed equity                              207,394          200,500
   Home equity lines of credit                79,917           76,472
   Student                                    24,373           25,410
   Home improvement                            7,713            9,439
   Automobile                                 72,969           77,621
   Other                                      23,736           25,886
                                        ------------     ------------
Total consumer loans                         416,102          415,328
Total commercial business loans               63,120           60,932
                                        ------------     ------------
Total loans receivable                     1,790,393        1,891,478
Less:
   Undisbursed loan proceeds                  54,751           44,467
   Allowance for loan losses                  13,178           12,245
   Unearned loan fees and discounts            2,463            3,611
                                        ------------     ------------
Total loans receivable - net            $  1,720,001     $  1,831,155
                                        ============     ============

Bank Mutual's mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual's local lending areas in Wisconsin and Minnesota.

NOTE 4 - OTHER ASSETS

Other Assets are summarized as follows:

                                                 SEPTEMBER 30     DECEMBER 31
                                                     2002             2001
                                                 ------------     ------------
Accrued interest:
   Mortgage-related securities                   $      2,628     $      2,431
   Investment securities                                1,197            1,721
   Loans receivable                                     8,317            9,436
                                                 ------------     ------------
Total accrued interest                                 12,142           13,588
Foreclosed properties and repossessed assets              710              382
Premises and equipment                                 43,646           43,187
Federal Home Loan Bank stock, at cost                  32,476           31,233
Life insurance policies                                16,853           15,938
Mortgage servicing rights                               3,534            4,251
Other                                                  10,451            8,714
                                                 ------------     ------------
                                                 $    119,812     $    117,293
                                                 ============     ============


NOTE 5 - DEPOSITS

Deposits are summarized as follows:

                                                 SEPTEMBER 30     DECEMBER 31
                                                     2002             2001
                                                 ------------     ------------
Checking accounts:
   Noninterest-bearing                           $     97,420     $     96,362
   Interest-bearing                                   135,560          137,317
                                                 ------------     ------------
                                                      232,980          233,679
Money market accounts                                 351,301          335,946
Savings accounts                                      230,950          214,859
Certificate accounts:
   Due within one year                                737,115          934,378
   After one but within two years                     184,362          262,910
   After two but within three years                   185,531           57,514
   After three but within four years                   44,058           31,406
   After four but within five years                   155,654           19,748
   After five years                                        --               --
                                                 ------------     ------------
                                                    1,306,720        1,305,956
                                                 ------------     ------------
                                                 $  2,121,951     $  2,090,440
                                                 ============     ============

NOTE 6 - BORROWINGS

Borrowings consist of the following:

                                                 SEPTEMBER 30                 DECEMBER 31
                                                     2002                        2001
                                          --------------------------     ---------------------
                                                           Weighted-                 Weighted-
                                                            Average                   Average
                                          Balance             Rate        Balance      Rate
                                          --------        ----------     --------    --------
Federal Home Loan Bank advances
   maturing:
     2002                                 $ 68,814           5.98%       $116,339      6.21%
     2003                                   60,894           5.50          60,905      5.50
     2004                                  231,771           5.61         231,773      5.61
     2005                                   17,993           5.20          17,995      5.20
     2006                                    7,948           4.85           7,947      4.85
     Thereafter                             10,835           5.85           7,066      5.71
Other borrowings                            20,247           1.54          23,335      1.39
                                          --------                       --------
                                          $418,502                       $465,360
                                          ========                       ========

Advances that mature in the year 2004 consist of borrowings that are redeemable at any time until then at the option of the FHLB.

The Banks are required to maintain unencumbered mortgage loans in their portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Banks' borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $32,476 and $31,233 at September 30, 2002 and December 31, 2001, respectively.

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

Quantitative measures established by federal regulation to ensure adequacy require the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of September 30, 2002, that the Banks meet or exceed all capital adequacy requirements to which they are subject.

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                      For Capital               Prompt Corrective
                                             Actual                Adequacy Purposes            Action Provisions
                                       -------------------         ------------------           ------------------
                                       Amount        Ratio          Amount      Ratio            Amount     Ratio
                                       --------      -----         -------       ----           -------    -------
Mutual Savings Bank
As of September 30, 2002:
   Total capital                       $154,421      16.81%        $73,505       8.00%          $91,881    10.00%
     (to risk-weighted assets)
   Tier 1 capital                       147,680      16.07%         36,753      4.00%            55,129     6.00%
     (to risk-weighted assets)
   Tier 1 capital                       147,680       7.59%         77,798      4.00%            97,247     5.00%
     (to average assets)

First Northern Savings Bank
As of September 30, 2002:
   Total capital                        $92,699      14.48%        $51,227       8.00%          $64,034    10.00%
     (to risk-weighted assets)
   Tier 1 capital                        87,960      13.74%         25,614      4.00%            38,420     6.00%
     (to risk-weighted assets)
   Tier 1 capital                        87,960      9.28%          37,897      4.00%            47,372     5.00%
     (to average assets)

Bank Mutual is not aware of any conditions or events, which would change the Banks' status as well capitalized. There are no conditions or events that management believes have changed the Banks' category.

Following are reconciliations of the Banks' equity under generally accepted accounting principles to capital as determined by regulators:

                                                    MUTUAL SAVINGS BANK              FIRST NORTHERN SAVINGS BANK
                                                   ----------------------            ---------------------------
                                                    RISK-         TIER I              RISK-             TIER I
                                                    BASED         (CORE)              BASED             (CORE)
                                                   CAPITAL       CAPITAL             CAPITAL            CAPITAL
                                                   --------      --------            --------         ----------
As of September 30, 2002:
   Equity per bank records                         $168,457      $168,457            $137,364         $137,364
   Unrealized gains on investments                  (10,031)      (10,031)             (1,110)          (1,110)
   Goodwill and deposit base
      intangibles                                    (8,412)       (8,412)            (47,694)         (47,694)
   Investment in "nonincludable" subsidiaries
                                                     (2,107)       (2,107)               (524)            (524)
   Disallowed servicing assets                         (227)         (227)                (76)             (76)
   Equity investments required to be
      deducted                                          (21)           --              (1,676)              --
   Allowance for loan losses                          6,762            --               6,415               --
                                                   --------      --------             -------          -------
Regulatory capital                                 $154,421      $147,680             $92,699          $87,960
                                                   ========      ========             =======          =======

In May 2001, Bank Mutual shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options and restricted stock (Management Recognition Plan ("MRP")) awards. Because of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual cannot newly issue additional shares for awards which have been made under the Stock Incentive Plan. Therefore, the 1.45 million shares that have been or can be granted under the Stock Incentive Plan must be purchased in the open market. Bank Mutual had repurchased 829,000 shares through September 30, 2002 and no specific schedule was announced for the completion of these purchases. Because of the options' vesting schedules under the Stock Incentive Plan, Bank Mutual would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

Since the inception of the Stock Incentive Plan, 330,000 treasury shares were reissued (of which 1,000 shares were forfeited) to recipients of the MRP awards thereby creating unearned deferred compensation. The unearned deferred compensation is an adjustment to shareholders' equity and will be adjusted as the MRP shares are vested.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Off-Balance sheet financial instruments whose contract amounts represent credit and/or interest rate risk at September 30, 2002 and December 31, 2001 are as follows:

                                                        SEPTEMBER 30     DECEMBER 31
                                                            2002             2001
                                                        ------------     ------------
Unused consumer lines of credit                         $    140,741     $    130,269
Unused commercial lines of credit                             24,789           21,376
Unused letters of credit                                       9,540            7,000
Commitments to extend credit:
   Fixed rate                                                 52,215           14,979
   Adjustable rate                                            16,248           26,164
Credit enhancement under the Federal Home Loan Bank
   of Chicago Mortgage Partnership Finance program                25               34

Forward commitments to sell mortgage loans of $144.5 million at September 30, 2002, represent commitments obtained by the Banks from a secondary market agency to purchase mortgages from the Banks. Commitments to sell loans expose the Banks to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $41.3 million of forward commitments at December 31, 2001.

NOTE 9 - SHARES OUTSTANDING

The computation of basic and diluted earnings per share is presented in the following table:

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                              2002             2001             2002            2001
                                          ------------     ------------     ------------     ------------
            BASIC EARNINGS PER SHARE
Net Income                                $      6,364            4,924     $     19,666     $     14,805
                                          ============     ============     ============     ============

Weighted average shares outstanding         20,871,857       21,394,155       21,095,982       21,388,761
Allocated ESOP shares for period                22,297           22,297           66,891           66,891
Vested MRP shares for period                    16,341           10,200           49,239           17,000
                                          ------------     ------------     ------------     ------------
                                            20,910,495       21,326,652       21,212,112       21,472,652
                                          ============     ============     ============     ============

Basic earnings per share                  $       0.30     $       0.23     $       0.93     $       0.69
                                          ============     ============     ============     ============

           DILUTED EARNINGS PER SHARE
Net Income                                $      6,364     $      4,924     $     19,666     $     14,805
                                          ============     ============     ============     ============

Weighted average shares outstanding
   used in basic earnings per share         20,910,495       21,326,652       21,212,112       21,472,652
Net dilutive effect of:
   Stock option shares                         369,537          205,844          329,761          88,3347
   Unvested MRP shares                          80,383           41,175           69,198           17,908
                                          ------------     ------------     ------------     ------------
                                            21,360,415       21,573,671       21,611,071       21,578,907
                                          ============     ============     ============     ============

Diluted earnings per share                $       0.30     $       0.23     $       0.91     $       0.69
                                          ============     ============     ============     ============


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

Bank Mutual applied the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The nonamortization provisions of the SFAS are expected to result in an increase in net income of approximately $3.1 million ($0.14 per share) per year. Bank Mutual performed an impairment test as of August 31, 2002 and found the goodwill and deposit base intangible not to be impaired. Bank Mutual will perform the required impairment tests at least annually; therefore, the expected increase in net income as a result of the elimination of regular goodwill amortization may be subject to change, and a determination of impairment would materially affect results in any period in which it were to be determined.

The following table shows the effect of eliminating the goodwill amortization for the third quarter of 2001 and the nine months ended September 30, 2001, so as to allow for a comparative analysis to the third quarter of 2002 and for the nine months ended September 30, 2002.

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                               2002           2001           2002           2001
                                            ----------     ----------     ----------     ----------
                                               (IN THOUSANDS EXCEPT          (IN THOUSANDS EXCEPT
                                                PER SHARE AMOUNTS)            PER SHARE AMOUNTS)
Stated net income                           $    6,364     $    4,924     $   19,666     $   14,805
Goodwill amortization expense                       --            774             --          2,323
                                            ----------     ----------     ----------     ----------
Adjusted net income                         $    6,364     $    5,698     $   19,666     $   17,128
                                            ==========     ==========     ==========     ==========

Stated earnings per share - diluted         $     0.30     $     0.23     $     0.91     $     0.69
Goodwill amortization expense per share             --           0.04             --           0.11
                                            ----------     ----------     ----------     ----------
Adjusted earnings per share - diluted       $     0.30     $     0.27     $     0.91     $     0.80
                                            ==========     ==========     ==========     ==========

Effective January 1, 2002, Bank Mutual adopted FASB Statement No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FASB No. 144") which addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FASB No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under FASB No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The adoption of FASB No. 144 had no material impact on the Company's financial position or results of operations during the quarter and nine months ended September 30, 2002.

NOTE 11 - AMORTIZING INTANGIBLE ASSETS

The carrying amount of intangible assets net of accumulated amortization and the associated valuation allowance at September 30, 2002 is presented in the following table.

                               INTANGIBLE ASSET AMOUNT
                                  NET OF ACCUMULATED     VALUATION           CARRYING
                                    AMORTIZATION         ALLOWANCE            AMOUNT
                               -----------------------   ---------           ---------
                                                      (IN THOUSANDS)
Amortized intangible assets:
Mortgage servicing rights             $   5,202          $  (1,668)          $   3,534
Deposit base intangibles                  5,899                 --               5,899
                                      ---------          ---------           ---------

Total                                 $  11,101          $  (1,668)          $   9,433
                                      =========          =========           =========

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

                                                    MORTGAGE      CORE
                                                    SERVICING  DEPOSIT BASE
                                                     RIGHTS    INTANGIBLES     TOTAL
                                                    ---------  ------------   --------
                                                                (IN THOUSANDS)
Quarter ended September 30, 2002 (actual)           $    814     $    165     $    979

Nine months ended September 30, 2002 (actual)       $  2,185     $    496     $  2,681

Three months ended December 31, 2002 (estimate)     $    334     $    165     $    499

Estimate for year ending December 31,
                                 2003                  1,248          661        1,909
                                 2004                    899          661        1,560
                                 2005                    496          661        1,157
                                 2006                    347          661        1,008
                                 2007                    154          661          815
                           Thereafter                     56        2,429        2,485
                                                    --------     --------     --------
                                                    $  3,534     $  5,899     $  9,433
                                                    ========     ========     ========

NOTE 12 - CONTINGENT LIABILITY

Bank Mutual has entered into an agreement whereby, for an initial fee and annual fee, certain of its United States Treasury notes are pledged as collateral for an Industrial Development Revenue Bond which was issued by a local municipality to finance commercial real estate owned by a third party, unrelated to Bank Mutual. Under the terms of the agreement, Mutual must maintain with a trustee collateral with a fair market value, as defined, aggregating 135% or more of the sum of the outstanding principal balance of the bonds plus accrued interest on the outstanding principal. Bank Mutual continues to receive interest payments on the collateral.

At September 30, 2002, United States Treasury notes with outstanding principal balances aggregating approximately $10.0 million were held by the trustee as collateral for these bonds which had an outstanding principal balance of approximately $4.6 million. The third-party borrower is current on all scheduled payments due under the bond issue, which has a scheduled maturity of December 15, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements concerning Bank Mutual's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words "anticipate," "believe," "estimate," "expect," "objective," "projection" and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual's control, that could cause Bank Mutual's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual: general economic conditions; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Banks' loan and investment portfolios; general economic and political developments; and other factors referred to in the reports filed by Bank Mutual with the Securities and Exchange Commission (particularly under "Risk Factors" in Item 7 of Bank Mutual's 2001 Report on Form 10-K).

SIGNIFICANT ACCOUNTING POLICIES

There are a number of accounting policies that we established which require us to use our judgement. Some of the more significant policies are as follows:

         - Establishing the amount of the allowance for loan losses requires the use of our judgement. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. If we misjudge a major component and experience a loss, it will likely affect our earnings. In addition, by the very nature of this allowance, developments as to particular loans can affect quarter-to-quarter provision amounts. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

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

         - We review goodwill at least annually for impairment, which requires the use of our judgement. Goodwill has been recorded as a result of two acquisitions in which we paid more than market value for their assets or liabilities. We analyze the price paid for those acquisitions and compare those to a number of current indices. In particular, we look at the price paid as a percent of assets; price paid to deposits; premium paid to core deposits; and other indicators. If the current indices are such that would indicate that the existing goodwill is more than the goodwill that would be developed by doing the same transaction today, impairment would occur and as such, would be charged to current earnings.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

TOTAL ASSETS. Bank Mutual's total assets increased $32.9 million in the first nine months of 2002 primarily as a result of the increased federal funds sold and mortgage-related securities. Total assets at September 30, 2002 were $2.94 billion as compared to $2.91 billion at December 31, 2001.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $15.4 million in the first nine months of 2002 primarily as a result of the cash generated from prepayments of loans and the sales of loans which resulted in cash being invested in federal funds sold.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale decreased $12.0 million in the first nine months of 2002 as a result of maturing investments.

Mortgage-related securities available-for-sale increased $99.3 million primarily as a result of the cash generated by loan sales and maturing investment securities being invested in mortgage-related securities.

LOANS HELD FOR SALE. Loans held for sale at September 30, 2002 as compared to December 31, 2001 increased $39.4 million as a result of increased fixed rate mortgage loan originations. Currently, we sell all of our 30 year fixed rate mortgage loan originations and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary mortgage market.

LOANS RECEIVABLE. Loans receivable decreased $111.2 million in the first nine months of 2002 primarily as a result of loan sales of fixed rate single-family mortgage loans. We sell a majority of our fixed rate mortgage loan originations to reduce our interest rate risk.

The mortgage loan portfolio decreased $159.5 million in the first nine months of 2002 primarily as a result of consumers continuing to refinance their adjustable rate mortgage loans to fixed rate mortgage loans and their existing fixed rate mortgage loans to a lower fixed interest rate mortgage loan especially in the third quarter of 2002. Market interest rates for fixed rate mortgages were attractive in the first nine months of 2002. We retain all adjustable rate mortgage loans in our portfolio and sell the majority of the fixed rate mortgage loans. We sold $77.8 million of fixed rate mortgage loans in the third quarter of 2002 and $182.8 million in the first nine months of 2002.

                                       LOAN SALES

                       THREE MONTHS ENDED        NINE MONTHS ENDED
                          SEPTEMBER 30,             SEPTEMBER 30,
                        2002       2001          2002         2001
                     --------     --------     --------     --------
                       (IN THOUSANDS)             (IN THOUSANDS)
Mortgage loans       $ 77,773     $ 57,398     $182,825     $189,154
Education loans            --        1,224           --        1,718
                     --------     --------     --------     --------

Total loan sales     $ 77,773     $ 58,622     $182,825     $190,872
                     ========     ========     ========     ========


The consumer loan portfolio increased in the first nine months of 2002, primarily as a result of strong second mortgage originations in the third quarter of 2002. The increase of $774,000 in the first nine months of 2002 was primarily the result of equity loan originations partially offset by the reduction in automobile loan originations. As car manufacturers provided and promoted 0% financing on their cars, our automobile loan originations decreased. This decrease in automobile loan originations and continued repayments and prepayments of existing automobile loans resulted in the automobile portfolio decreasing $4.7 million in the first nine months of 2002.

The commercial business loan portfolio increased $2.2 million during the nine months ended September 30, 2002. This increase was the result of increased commercial business loan originations and the use by commercial borrowers of existing lines of credit.

                         LOAN ORIGINATIONS AND PURCHASES

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                           2002         2001         2002          2001
                                         --------     --------     --------     --------
                                             (IN THOUSANDS)            (IN THOUSANDS)
Originations:
    Mortgage loans                       $213,320     $184,897     $464,014     $449,958
    Consumer loans                         78,839       61,079      197,465      175,602
    Commercial business loans               1,452        9,779       19,760       19,827
                                         --------     --------     --------     --------
Total loan originations                   293,611      255,755      681,239      645,387

Purchases:
    Mortgage loans                             --        5,882        3,793        7,886
                                         --------     --------     --------     --------
Total loans purchased                          --        5,882        3,793        7,886
                                         --------     --------     --------     --------

Total loans originated and purchased     $293,611     $261,637     $685,032     $653,273
                                         ========     ========     ========     ========

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe it will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher risks than residential mortgage loans.

DEPOSITS. Deposits increased $31.5 million in the first nine months of 2002. We continue to emphasize and market checking accounts, as we believe this is a core account to establish further business. We also believe that deposit growth (or shrinkage) in the balance of 2002 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

BORROWINGS. Borrowings decreased $46.9 million in the first nine months of 2002, to $418.5 million at September 30, 2002, as compared to $465.4 million at December 31, 2001. This decrease is the result of using proceeds of the mortgage loan sales, loan prepayments and federal funds to repay maturing borrowings.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrows") increased $30.4 million in the first nine months of 2002. The increase of escrow dollars was the result of payments received for customers' escrow accounts and is seasonally normal. Historically, a large portion of the escrow account balances are disbursed in December and January to pay customers' real estate taxes.

SHAREHOLDERS' EQUITY. Bank Mutual paid a cash dividend of $0.09 per share on September 3, 2002, to shareholders of record on August 21, 2002. The third quarter dividend payout ratio was 15.2% since Mutual Savings Bancorp, MHC has elected to waive cash dividends in 2002 for the 11,193,174 Bank Mutual shares that it owns. In addition, Bank Mutual at September 30, 2002, had repurchased a total of 829,000 shares at an average cost of $17.54 per share, including

279,500 shares in the third quarter at a weighted average price of $19.64 per shares. Of the total shares repurchased, 330,000 shares have been granted as awards to MRP recipients (of which 1,000 MRP shares were forfeited). Unvested MRP shares are a decrease to shareholders' equity. See Notes to Unaudited Consolidated Financial Statements -- Note 7. Shareholders' Equity.

From October 1, 2002, through November 8, 2002, Bank Mutual repurchased an additional 79,500 shares at an average price of $21.64.

The $11.0 million of accumulated other comprehensive income, which is a part of shareholders' equity, consists primarily of increased market value of securities available-for-sale.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

                         NON-PERFORMING LOANS AND ASSETS


                                                         AT SEPTEMBER 30,    AT DECEMBER 31,
                                                             2002                  2001
                                                         --------------      --------------
                                                              (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans                               $        1,838      $        1,814
Non-accrual consumer loans                                          643                 444
Non-accrual commercial business loans                             7,634                 346
Accruing loans delinquent 90 days or more                           736                 936
                                                         --------------      --------------

    Total non-performing loans                                   10,851               3,540

Foreclosed properties and repossessed assets, net                   710                 383
                                                         --------------      --------------

Total non-performing assets                              $       11,561      $        3,923
                                                         ==============      ==============

Non-performing loans to total loans                                0.63%               0.19%
                                                         ==============      ==============

Non-performing assets to total assets                              0.39%               0.14%
                                                         ==============      ==============

Additional interest income that would have been
    recognized if non-accrual loans had been current     $          394      $          139
                                                         ==============      ==============

Allowance for loan losses as a percent of
    non-performing assets                                        113.99%             312.13%
                                                         ==============      ==============

Total non-performing loans increased as of September 30, 2002, as compared to December 31, 2001, primarily as a result of an increase in non-accrual business and non-accrual consumer loans. Even with the reported increase, we believe non-performing loans and assets, expressed as a percentage of total loans and assets, are still below national averages for financial institutions, due in part to our loan underwriting standards. The increase relating to consumer and commercial loans results from the general decline in economic conditions.

In view of the continuing weakness in the economy, we have been increasing the amount of management time to monitor the commercial loan portfolio since that is an area particularly sensitive to economic downturns. As discussed in the first and second quarter, there is one condominium construction loan of $8.8 million that is current as of September 30, 2002, but we restructured the loan (the maximum loan outstanding will not exceed $10.5 million) to facilitate completion of the project by the developer. After evaluating the project, it appears that no loss will occur and it is anticipated that a large portion of this loan will be repaid by the end of 2002.

In the third quarter, developments on the following commercial business loans, substantially affected non-performing loans:

         o As previously reported, another commercial borrower has a loan of $4.1 million that became 90 days past due in early July. At present, we are working with the borrower to bring the loan current or to get the loan paid off. Presently we anticipate that the loan will be paid off since the borrower has an apparent commitment from another lender to finance the project. We have provided 15% of the $4.1 million to the loan loss allowance in anticipation of a loss.

         o A commercial borrower with loans that total $3.2 million became non-performing in the third quarter of 2002 and remains non-performing at September 30, 2002. We have provided 7.8% of the $3.2 million to the loan loss allowance in anticipation of a loss.

         o Also, there is one commercial borrower that we continue to have on our watch list. This commercial borrower has loans that total $5.7 million and is current at September 30, 2002. We have provided $277, 000 to the loan loss allowance on one loan of $1.8 million, however at present, we do not anticipate any loss from the other commercial loans of $3.9 million but continue to carefully monitor those loans.

The ultimate results with these, and other, commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.

A summary of the allowance for loan losses is shown below:


                            ALLOWANCE FOR LOAN LOSSES

                                                    AT AND FOR THE      AT AND FOR THE
                                                  NINE MONTHS ENDED       YEAR ENDED
                                                  SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                  ------------------   -----------------
                                                         (DOLLARS IN THOUSANDS)
Balance at the beginning of the period             $       12,245       $       12,238
Provisions for the period                                     995                  723
Charge-offs:
    Mortgage loans                                             --                  (65)
    Consumer loans                                           (276)                (337)
    Commercial business loans                                  (1)                (415)
                                                   --------------       --------------
       Total charge-offs                                     (277)                (817)
Recoveries:
    Mortgage loans                                             66                   26
    Consumer loans                                             35                   57
    Commercial business loans                                 114                   18
                                                   --------------       --------------
       Total recoveries                                       215                  101
                                                   --------------       --------------
    Net recoveries (charge-offs)                              (62)                (716)
                                                   --------------       --------------

    Balance at the end of the period               $       13,178       $       12,245
                                                   ==============       ==============

Net recoveries (charge-offs) to average loans                0.00%               (0.04)%
                                                   ==============       ==============

Allowance as a percent of total loans                        0.77%                0.67%
                                                   ==============       ==============

Allowance as a percent of non-performing loans             121.45%              345.90%
                                                   ==============       ==============

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

The appropriateness of the allowance is reviewed by senior management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Bank Mutual. Other outside factors such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan are also considered. Our subsidiary boards of directors also review the adequacy of the allowance for loan losses on at least a quarterly basis. See "Non-performing loans" also for factors affecting some particular loans which affected the provisions for the period.

COMPARISON OF OPERATING RESULTS

The national and local economies have generally experienced significant challenges, disruptions, and weaknesses in recent periods, and equity markets have experienced declines and volatility. Among other things, the continuing slowdown, market events, and world events could affect the ability of individual and business borrowers to repay their obligations to the Banks, or otherwise affect our operations or financial condition in future periods.

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents certain information regarding Bank Mutual's financial condition and net interest income at and for the nine months ended September 30, 2002 and 2001. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made as Bank Mutual has no investments that are tax exempt.

                  AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------------------------------
                                                           2002                                        2001
                                          ----------------------------------------    ----------------------------------------
                                                            INTEREST    AVERAGE                        INTEREST     AVERAGE
                                              AVERAGE        EARNED/     YIELD/          AVERAGE        EARNED/      YIELD/
                                              BALANCE         PAID       RATE            BALANCE         PAID         RATE
                                             ----------     --------    -------          -------        -------     -------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
   Loans receivable (1)                      $1,817,548      $95,134       6.98%         $1,942,005    $112,434        7.72%
   Mortgage-related securities                  570,676       24,571       5.74             464,113      22,934        6.59
   Investment securities                        120,600        4,244       4.69             147,193       6,382        5.78
   Interest-earning deposits                     28,568          346       1.61              28,591         832        3.88
   Federal funds                                157,931        2,055       1.73              76,417       2,355        4.11
                                             ----------      -------      -----          ----------    --------        ----
Total interest earning assets                 2,695,323      126,350       6.25           2,658,319     144,937        7.27
Noninterest-earning assets                      183,580                                     178,637
                                             ----------                                  ----------
   Total average assets                      $2,878,903                                  $2,836,956
                                             ==========                                  ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   Savings deposits                             228,044        1,919       1.12             206,118       3,195        2.07
   Money market accounts                        348,704        5,161       1.97             311,486      10,174        4.36
   Interest-bearing demand accounts             140,011          652       0.62             125,422         987        1.05
   Time deposits                              1,274,715       41,854       4.38           1,244,143      54,353        5.82
                                             ----------      -------      -----          ----------    --------        ----
     Total deposits                           1,991,474       49,586       3.32           1,887,169      68,709        4.85
   Advance payments by borrowers for
     taxes and insurance                         18,862          168       1.19              19,282         264        1.83
   Borrowings                                   418,210       17,725       5.65             523,438      23,008        5.86
                                             ----------      -------      -----          ----------    --------        ----

     Total Interest-bearing liabilities       2,428,546       67,479       3.70           2,429,889      91,981        5.05
                                             ----------      -------      -----          ----------    --------        ----

NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits                  90,948                                      80,565
   Other noninterest-bearing liabilities         46,697                                      32,603
                                             ----------                                  ----------
     Total noninterest-bearing
       liabilities                              137,645                                     113,168
                                             ----------                                  ----------
     Total liabilities                        2,566,191                                   2,543,057
   Shareholders' equity                         312,712                                     293,899
                                             ----------                                  ----------
     Total average liabilities and
       equity                                $2,878,903                                  $2,836,956
                                             ==========                                  ==========
Net interest income and net interest
rate spread (2)                                              $58,871       2.55%                        $52,956        2.22%
                                                             =======      =====                        ========        ====
Net interest margin (3)                                                    2.91%                                       2.66%
                                                                          =====                                        ====
Average interest-earning assets to
average interest-bearing liabilities               1.11x                                       1.09x
                                             ==========                                  ==========


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

                                                           NINE MONTHS ENDED
                                         -------------------------------------------------
                                         SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001
                                         -------------------------------------------------
                                                    INCREASE (DECREASE) DUE TO:
                                         -------------------------------------------------
                                            VOLUME (1)        RATE (2)         NET (3)
                                         --------------     ----------      --------------
                                                          (IN THOUSANDS)
Interest-earning assets:
Loan receivable                             $   (6,929)     $  (10,371)     $  (17,300)
Mortgage-related securities                      4,840          (3,203)          1,637
Investment securities                           (1,047)         (1,091)         (2,138)
Interest-earning deposits                           (1)           (485)           (486)
Federal funds                                    1,570          (1,870)           (300)
                                            ----------      ----------      ----------
    Total                                       (1,567)        (17,020)        (18,587)
                                            ----------      ----------      ----------

Interest-bearing liabilities:
Savings deposits                                   311          (1,587)         (1,276)
Money market deposits                            1,098          (6,111)         (5,013)
Interest-bearing demand deposits                   104            (439)           (335)
Time deposits                                    1,305         (13,804)        (12,499)
                                            ----------      ----------      ----------
    Total deposits                               2,818         (21,941)        (19,123)
Advance payments by borrowers for taxes
    and insurance                                   (6)            (91)            (97)
Borrowings                                      (4,483)           (799)         (5,282)
                                            ----------      ----------      ----------
    Total                                       (1,671)        (22,831)        (24,502)
                                            ----------      ----------      ----------
Net change in net interest income           $      104      $    5,811      $    5,915
                                            ==========      ==========      ==========

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL. Net income was $6.4 million for the third quarter of 2002 as compared to $4.9 million for the third quarter of 2001 and $19.7 million for the nine months ended September 30, 2002 as compared to $14.8 million in 2001. The increased net income for both periods is primarily the result of: increased net interest margin, continued gains from loan sales and the elimination of goodwill amortization partially offset by the cost of implementation of our stock benefit plans, increased provisions to the loan loss allowance and impairment of our originated mortgage servicing rights.

INTEREST INCOME. Total interest income decreased $6.3 million in the third quarter of 2002 as compared to the third quarter of 2001 and decreased $18.6 million for the nine months ended September 30, 2002 as compared to the same period in 2001. The decreases were primarily the result of yields on both the loan and investment portfolio decreasing and the loan portfolio decreasing in dollars outstanding.

Interest income on loans decreased $5.9 million for the third quarter of 2002 and $17.3 million for the first nine months of 2002. These decreases were the result of the reductions in the dollar amount of the loan portfolio and decreases in the yield on the loan portfolio. Market interest rates remained at a level at which consumers were attracted to fixed interest rate mortgage loans. These consumers, in a large part, are existing customers and they refinanced their existing adjustable interest rate or fixed interest rate mortgage loan and consolidated their other debt into a new fixed rate mortgage loan at a lower interest rate. We also allowed some customers with our adjustable interest rate mortgage loans to reduce their interest rate for a fee, before the expiration of their initial lock-in period or next adjustment date. We sell the majority of fixed rate mortgage loan originations to the secondary market. In addition, both adjustable and fixed rate mortgage loan originations were at interest rates that were below the existing yield on the loan portfolio. We retain all of the adjustable interest rate loans in the portfolio.

Interest income on investments decreased $766,000 for the third quarter of 2002 and $2.1 million for the first nine months of 2002 as a result of the decreased size of the portfolio and the decreased yield on investment securities. As investment securities matured, they were primarily reinvested into mortgage-related securities or reinvested into another investment security. However, these reinvestments into new investment securities were generally at interest rates that were below the existing yield on the portfolio.

Interest income on mortgage-related securities increased $753,000 for the third quarter of 2002 and $1.6 million for the nine months of 2002 as a result of the increased dollars outstanding in the portfolio. Mortgage-related securities have historically had a higher yield than other forms of investments.

Interest income on interest-earning deposits decreased $433,000 in the third quarter and $786,000 for the nine months ended September 30, 2002 as a result of a decrease in the yields earned partially offset by our increase in the dollar amount of interest-earning deposits. A large portion of interest-earning deposits are federal funds sold which are overnight investments that earn overnight market interest rates. As market interest rates decline or increase, interest rates on federal funds sold move in the same direction. The average federal funds outstanding in the first nine months of 2002 increased $81.5 million as compared to the first nine months of 2001. This increase was the result of cash generated from deposit growth, operations and loan sales. We anticipate using federal funds to fund loan originations and to continue to invest in securities (mortgage-related or investment).

INTEREST EXPENSE. Interest expense on deposits continued to decrease in the third quarter of 2002. Interest expense on deposits decreased $6.5 million for the third quarter of 2002 and $19.1 million for the nine months ended September 30, 2002 as compared to the same periods in 2001. These decreases were primarily as a result of a decrease in the cost of those deposits. As market interest rates declined in 2001 and stabilized in 2002, market interest rates on deposits declined and as time deposits matured, most were reinvested at a lower cost than the existing cost of deposits. If interest rates continue to be stable at current levels, we anticipate the cost of deposits to stabilize or even trend upward in the fourth quarter of 2002.

Interest expense on borrowings decreased $1.2 million for the third quarter of 2002 and $5.3 million for the first nine months of 2002 primarily as a result of maturing borrowings being paid off. We primarily borrow from the Federal Home Loan Bank ("FHLB") of Chicago and those borrowings have fixed terms and interest rates.

NET INTEREST INCOME. Net interest income increased $1.4 million in the third quarter of 2002 and increased $5.9 million for the nine months ended September 30, 2002 as a result of an increased net interest margin. The net interest margin for the third quarter of 2002 was 2.83% as compared to 2.65% for the same period in 2001 and 2.91% for the nine months ended September 30, 2002 compared to 2.66% for the nine months ended September 30, 2001. We anticipate our net interest margin will remain flat or shrink in the fourth quarter of 2002 as a result of the cash generated by loan sales being reinvested either in loans or securities at interest rates that are less than existing interest rates and a slowing down in the reduction in the cost of funds.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses were $940,000 for the third quarter of 2002 and $995,000 for the first nine months of 2002. These increases in the provisions as compared to the same periods in 2001 are primarily the result of $6.8 million of commercial loans becoming non-performing in the third quarter of 2002. The total allowance for loan losses at September 30, 2002 was $13.2 million or 0.77% of the total loan portfolio.

NONINTEREST INCOME. Service charges on deposits grew in the third quarter of 2002 and first nine months of 2002 primarily as a result of the growth in checking accounts and debit card usage. The 2002 marketing efforts to promote checking accounts began in the latter part of the first quarter of 2002 and helped us to grow this noninterest income item.

Brokerage and insurance commissions increased $122,000 in the third quarter of 2002 and increased $650,000 in the first nine months of 2002. These increases are the result of increased fixed rate tax deferred annuity sales and increased brokerage commissions.

Loan related fees decreased $345,000 in the third quarter of 2002 and decreased $880,000 in the first nine months of 2002 primarily as a result of the impairment of mortgage servicing rights. In light of increased prepayments of mortgage loans sold, a review of the originated mortgage servicing rights on loans sold with servicing retained, identified some impairment. The impairment for the third quarter was $326,000 and for the nine months ended September 30, 2002, the impairment was $991,000. This impairment is reflected as a decrease to servicing fee income.

Gain on sales of loans increased $286,000 in the third quarter 2002 as compared to 2001 and $440,000 for the nine months ended September 30, 2002. The increases were the result of increased gains on the loans sold. We sold $77.8 million of loans in the third quarter of 2002 as compared to $58.6 million in the third quarter of 2001 and $182.8 million for the nine months ended September 30, 2002 as compared to $190.9 million for the same period in 2001. "See Comparison of Financial Condition - Loans Receivable." Gains on the sales of loans are primarily dependent on the dollar amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates remain flat or increase, these gains could be reduced in future periods.

Other noninterest income decreased $236,000 in the third quarter of 2002 and $242,000 for the first nine months of 2002 primarily as a result of a settlement of a life insurance policy which resulted in $223,000 of other noninterest income in the third quarter of 2001.

NONINTEREST EXPENSE. Total noninterest expense decreased $791,000 for the third quarter of 2002 and $224,000 for the nine months ended September 30, 2002, primarily as a result of the elimination of the amortization of goodwill and reduction in other expenses.

Compensation increased $340,000 for the third quarter and $2.5 million for the nine months ended September 30, 2002 primarily as a result of the implementation of stock benefit plans in May 2001.

The elimination of $774,000 of goodwill amortization for the third quarter of 2002 and $2.3 million for the nine months ended September 30, 2002 was the result of the implementation of SFAS No. 142. SFAS No. 142 eliminated the amortization of goodwill. It also retains goodwill on the statement of financial condition and requires that it be tested, at least annually, for impairment. If goodwill is found to be impaired, the impaired amount will be expensed to current operations in the period in which the impairment is identified. Other identifiable intangible assets will continue to be expensed over their useful lives. See Notes to Unaudited Consolidated Financial Statements -- Note 11. - Recent Accounting Pronouncements.

Other expenses decreased $409,000 in the third quarter of 2002 and $478,000 in the first nine months of 2002 primarily as a result of decreased marketing expense. In the third quarter of

2001, we embarked on a large advertising campaign and hence, an increase in marketing expense. We anticipate we will increase marketing expense in the fourth quarter of 2002 and the first six months of 2003 to announce and promote the combination of the two banking subsidiaries.

Mutual Savings Bank and First Northern Savings Bank are currently operating as separate subsidiaries. However, the two operating subsidiaries are anticipated to be combined under a new name in early 2003. This schedule is a projection and remains subject to change and refinement. Not all of the costs of the combination have yet been determined. However, some of the preliminary cost estimates are as follows: marketing costs, which include signage changes, $1.7 million; and systems upgrades, $1.8 million. A majority of these estimated expenditures would be capitalized and depreciated over their expected useful lives.

INCOME TAXES. The effective tax rate for the third quarter of 2002 was 31.6% as compared to 36.7% for the third quarter of 2001 and 33.1% for the first nine months of 2002 as compared to 37.3% for the same period in 2001. These differences in effective tax rates are primarily the result of the elimination of the amortization of goodwill. Goodwill amortization is not a tax deduction for income tax purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization, and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with the subsidiary banks borrowing correspondingly more in periods in which their operations generate less cash. In the event these sources of liquidity would become inadequate, Bank Mutual believes that it could access the wholesale deposit market, although there can be no assurances that of liquidity would be available if needed.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first nine months of 2002, loan prepayments increased significantly because of the reduced interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. Based upon our historical experience and available sources of liquidity, we anticipate that we will have sufficient funds to meet current funding commitments. See also "Qualitative and Quantitative Disclosures about Market Risk - Gap Analysis" in Item 3 hereof, which is incorporated herein by reference, which discusses maturities.

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

Cash and cash equivalents increased $15.4 million during the first nine months of 2002. Bank Mutual was provided $27.2 million in cash in investing activities, primarily as a result of the decrease in the loan portfolio (caused by the sale of fixed rate mortgage loans), principal repayments on mortgage-related securities and proceeds from maturities of investment securities, offset by purchase of mortgage-related and investment securities. Cash provided by financing activities of $2.2 million resulted primarily from deposit growth and increases in advance payments by borrowers, offset by net repayments on long term borrowings, purchases of treasury shares and payment of cash dividends. Net cash used by operating activities of $14.1 million consisted primarily of an increase in loans originated for sale, offset by net income and the effect of non-cash expense items.

At September 30, 2002, we exceeded each of the applicable regulatory capital requirements for both savings bank subsidiaries. In order to be classified as "well-capitalized" by the FDIC we are required to have leverage (tier 1) capital to average assets of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital to risk-weighted assets ratio of at least 10.00%. At September 30, 2002, Mutual Savings Bank had a risk-based total capital ratio of 16.81% and First Northern Savings Bank had a risked-based total capital ratio of 14.48%. See Notes to Unaudited Consolidated Financial Statements - Note 7. Shareholders' Equity.

Off-Balance Sheet Obligations

Because Bank Mutual is in the financial services industry; it regularly commits to lend funds in the ordinary course of its business. Those lending commitments give rise to potential future obligations and potential liquidity needs that are not, and cannot meaningfully be, reflected on Bank Mutual's balance sheet. At September 30, 2002, Bank Mutual had:

         o outstanding loan commitments to borrowers of approximately $68.5 million;

         o unused commercial lines of credit of approximately $24.8 million;

         o        unused letters of credit of approximately $9.5 million; and

         o available home equity, overdraft lines of credit and unused credit card lines of credit of approximately $140.7 million.

See Notes to Unaudited Consolidated Financial Statements - Note 8. Financial Instruments with Off-Balance Sheet Risk. Other than a credit enhancement instrument of $25,000, there were no outstanding commitments to purchase securities at September 30, 2002. Other than these commitments and future obligations under leases and similar contracts, Bank Mutual does not engage in off-balance sheet financing or have other off balance sheet obligations.

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

At September 30, 2002, based on the assumptions below, our interest-bearing assets maturing or repricing within one year exceeded our interest-earning liabilities maturing or repricing within the same period by $230.3 million. This represents a positive cumulative one-year interest rate sensitivity gap of 7.84%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 117.93%. The cumulative gap ratio is significantly affected by $200.0 million of long-term FHLB borrowings which had an original call option in the second quarter of 2001 and which are quarterly callable thereafter. For the September 30, 2002 GAP analysis, we have placed the $200 million long-term borrowing in its finally maturing period of 2004 as market interest rates are lower than the interest rate on the borrowing and as such, the likelihood of the FHLB calling this borrowing is significantly reduced. This call option is at the FHLB of Chicago's discretion; however if the borrowings are called, the FHLB of Chicago has given us indications that alternative borrowings would be available. While we have no reason to believe that the FHLB of Chicago would not follow through on its indications, there is no binding commitment and we therefore cannot provide an assurance that these alternatives would be available. A call of these obligations without a replacement would materially adversely affect our liquidity, and we would need to find an alternative source of funds.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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


                                                                       AT SEPTEMBER 30, 2002
                                          ------------------------------------------------------------------------------------
                                                                        MORE THAN    MORE THAN
                                                           THREE TO      ONE YEAR    THREE YEARS
                                           WITHIN THREE     TWELVE       TO THREE        TO           OVER
                                              MONTHS        MONTHS         YEARS     FIVE YEARS     FIVE YEARS      TOTAL
                                          -------------   ----------    ----------   -----------    ----------     ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
   Mortgage loans:
     Fixed                                  $   43,123    $   98,458    $  182,493    $  106,969    $  111,080     $  542,123
     Adjustable                                179,737       254,235       243,876       102,089         6,082        786,019
   Consumer loans                              141,121       130,537       125,646        14,174         4,624        416,102
   Commercial and industrial loans              25,028        17,448        20,538            81            --         63,095
Interest-earning deposits                      241,090            --            --            --            --        241,090
Investment securities                           43,033        15,877        12,878         8,207            --         79,995
Mortgage-related securities:
     Fixed                                      69,748       175,875       224,763        65,714        20,630        556,730
     Adjustable                                 47,104            --            --            --            --         47,104
Other interest-earning assets                   32,497            --            --            --        32,497
                                            ----------    ----------    ----------    ----------    ----------     ----------
       Total interest-earning assets           822,481       692,430       810,194       297,234       142,416      2,764,755

Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand accounts       $      668    $    2,016    $    4,913    $    4,353    $ 123,580      $  135,530
     Savings accounts                            4,404        13,025        30,422        25,428       157,655        230,934
     Money market accounts                     341,051           915         2,025         1,574         5,499        351,064
Time deposits                                  355,217       415,524       332,856       199,435            --      1,303,032
Advance payments by borrowers for
   taxes and insurance                           5,677        28,242            --            --            --         33,919
Borrowings                                      89,097        28,797       281,935         7,955        10,836        418,620
                                            ----------    ----------    ----------    ----------    ----------     ----------
       Total interest-bearing liabilities      796,114       488,519       652,151       238,745       297,570      2,473,099
                                            ----------    ----------    ----------    ----------    ----------     ----------
Interest rate sensitivity gap               $   26,367    $  203,911    $  158,043    $   58,489    $ (155,154)    $  291,656
                                            ==========    ==========    ==========    ==========    ==========     ==========

Cumulative interest rate sensitivity gap    $   26,367    $  230,278    $  388,321    $  446,810    $  291,656
                                            ==========    ==========    ==========    ==========     ==========
Cumulative interest rate sensitivity
   gap as a percentage of total assets            0.90%         7.84%        13.21%        15.20%          9.92%
Cumulative interest-earning assets
   as a percentage of interest
   bearing liabilities                          103.31%       117.93%       120.05%       120.54%        111.79%


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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2002. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

                                                                       PRESENT VALUE OF EQUITY
                                                                           AS A PERCENT OF
                              PRESENT VALUE OF EQUITY                  PRESENT VALUE OF ASSETS
                         ----------------------------------          ----------------------------
     CHANGE IN             DOLLAR      DOLLAR       PERCENT          PRESENT VALUE        PERCENT
 INTEREST RATES           AMOUNT      CHANGE        CHANGE              RATIO            CHANGE
---------------          ---------    ------        -------          -------------       -------
(BASIS POINTS)                 (DOLLARS IN THOUSANDS)
      +300               $350,535      $(16,636)     (4.53)%             12.06%          (0.90)%
      +200                359,289        (7,822)     (2.15)              12.21            0.33
      +100                366,010        (1,161)     (0.32)              12.29            0.99
        0                 367,171            --       0.00               12.17            0.00
      -100                365,419        (1,752)     (0.48)              11.94           (1.89)
      -200                348,387       (18,784)     (5.12)              11.25           (7.56)
      -300                359,384        (7,787)     (2.12)              11.48           (5.67)



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

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. In response to the adoption of the Sarbanes-Oxley Act of 2002, Bank Mutual and the certifying officers of this report have implemented disclosure controls and procedures to ensure that material information relating to Bank Mutual is made known to the signing officers, and consequently reflected in periodic SEC reports. These controls and procedures build upon Bank Mutual's pre-existing practices. Bank Mutual and those officers have evaluated for this report, and will regularly evaluate, the effectiveness of those disclosures controls and procedures within 90 days prior to filing of any periodic SEC report, including this report. Bank Mutual and the certifying officers believe that these disclosure controls and procedures are effective, based upon this evaluation.

         (b) Changes in internal controls. During the period covered by this report, there were not any significant changes in Bank Mutual's internal controls or in other factors that could significantly effect these controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

         (c)      Asset-backed issuers. Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

         (b) Reports on Form 8-K: In the quarter ended September 30, 2002, the Registrant did not file any Reports on Form 8-K.

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


                                           BANK MUTUAL CORPORATION
                                           -----------------------
                                           (Registrant)


Date: November 14, 2002
      -----------------
                                           /s/ Michael T. Crowley, Jr.
                                           ------------------------------------
                                           Michael T. Crowley, Jr.
                                           Chairman and Chief Executive Officer


Date: November 14, 2002
      -----------------

                                           /s/ Rick B. Colberg
                                           ------------------------------------
                                           Rick B. Colberg
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, Michael T. Crowley, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bank Mutual
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                          /s/ Michael T. Crowley, Jr.
                                          ------------------------------------
                                          Michael T. Crowley, Jr.
                                          Chairman and Chief Executive Officer

I, Rick B. Colberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bank Mutual
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                /s/ Rick B. Colberg
                                                -----------------------
                                                Rick B. Colberg
                                                Chief Financial Officer

                                  EXHIBIT INDEX

                             BANK MUTUAL CORPORATION

                 Form 10-Q for Quarter Ended September 30, 2002


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