Form 10-K
period 2002-12-31
BANK MUTUAL CORP
filed 2003-03-20
CIK 1123270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

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

                            Yes |X|      No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).

                            Yes |X|      No | |

      As of June 30, 2002, 22,341,665 shares of Common Stock were validly issued with 22,151,371 shares outstanding. The aggregate market value of the Common Stock (based upon the $20.37 last sale price quotation on The Nasdaq Stock Market(R) on June 30, 2002) held by non-affiliates (excludes a total of 12,703,289 shares reported as beneficially owned by directors and executive officers, held by Mutual Savings Bancorp, MHC or unallocated shares of the Employee Stock Ownership Plan at March 10, 2003; does not constitute an admission as to affiliate status) was approximately $192,457,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                      PART OF FORM 10-K INTO WHICH
                       DOCUMENT                    PORTIONS OF DOCUMENT ARE INCORPORATED
                       --------                    -------------------------------------
        Proxy Statement for Annual Meeting of
        Shareholders on May 5, 2003                             Part III

                             BANK MUTUAL CORPORATION

        FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

ITEM                                                                                     PAGE
                                        PART I

1.      Business ..................................................................      3-32
2.      Properties ................................................................     33-37
3.      Legal Proceedings .........................................................        38
4.      Submission of Matters to a Vote of Security Holders .......................        38
        Executive Officers of the Registrant ......................................     38-39

                                        PART II

5.      Market for Registrant's Common Equity and Related Stockholders Matters ....        40
6.      Selected Financial Data ...................................................     41-42
7.      Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................................     43-58
7A.     Quantitative and Qualitative Disclosures About Market Risk ................     59-62
8.      Financial Statements and Supplementary Data ...............................     63-95
9.      Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure .................................        96

                                       PART III

10.     Directors and Executive Officers of the Registrant ........................        96
11.     Executive Compensation ....................................................        96
12.     Security Ownership of Certain Beneficial Owners and Management ............        96
13.     Certain Relationships and Related Transactions ............................        97
14.     Controls and Procedures ...................................................        97

                                        PART IV

15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........        98
        Signatures ................................................................        99
        Certifications ............................................................   100-101

                                     PART 1

ITEM 1. BUSINESS

GENERAL

Bank Mutual Corporation ("Bank Mutual") is a United States corporation chartered by the Office of Thrift Supervision ("OTS"). It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and, as of November 1, 2000, converted from a mutual savings bank to a mutual holding company form. Bank Mutual became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC (the "MHC"), a U.S. -chartered mutual holding company (now known as "Bank Mutual Bancorp, MHC") of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares of common stock, or 51.5% at December 31, 2002, of Bank Mutual's stock. Bank Mutual issued 6,141,006 shares of common stock to public shareholders in the subscription stock offering conducted in connection with the restructuring.

Also on November 1, 2000, Bank Mutual acquired First Northern Capital Corp. ("First Northern"), the parent of First Northern Savings Bank. In this transaction, Bank Mutual issued to former First Northern shareholders 5,007,485 shares of Bank Mutual common stock and paid $75.1 million in cash. (In this report, we refer to this transaction as the "First Northern Acquisition.") The First Northern Acquisition was accounted for using the purchase method of accounting; therefore, First Northern Savings Bank results and financial data are included in Bank Mutual results and financial data only from and after the November 1, 2000 acquisition date.

On March 16, 2003, Mutual Savings Bank and First Northern Savings Bank (the "Banks") combined to form a single subsidiary bank of Bank Mutual which is named "Bank Mutual" (the "Bank").

As a result of these transactions, Bank Mutual is the mid-tier holding company for the Bank. The following chart shows our structure:

                             [ORGANIZATIONAL CHART]

This Bank is a community oriented financial institution, which emphasizes traditional financial services to individuals and businesses within our market areas. Our principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, in residential mortgage loans, consumer loans, commercial real estate loans, and commercial business loans. We also invest in various mortgage-related securities and investment securities. The principal lending is on one-to four-family, owner-occupied homes, home equity loans and lines of credit, automobile loans, multi-family and commercial real estate loans, and commercial business loans.

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

Bank Mutual maintains a website at www.bankmutualcorp.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after Bank Mutual electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access those reports by following the links under "Financial Reports" at the Bank Mutual website.

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

MARKET AREA

The Bank has 69 banking offices located in 28 counties in Wisconsin, in addition to the Minnesota office. At June 30, 2002, Bank Mutual had approximately a 2.53% share of all Wisconsin bank, savings bank, and savings association deposits. Counties in which Bank Mutual operates include 66% of the population of the state. Bank Mutual is the fifth largest financial institution holding company headquartered in the state of Wisconsin, based on asset size.

The largest concentration of our offices is in the Milwaukee metropolitan area, which includes Milwaukee, Waukesha, Ozaukee, and Washington counties. There are 18 offices in this area, with an additional office expected to open in 2003. The Milwaukee metro area is the largest population and commercial base in Wisconsin, representing approximately 28% of Wisconsin's population. The Milwaukee area has traditionally had an extensive manufacturing economic base, which is diversifying into service and technology based businesses.

We operate 21 banking offices in nine northeastern counties that make up approximately 13% of the state's population including the city of Green Bay. The greater Green Bay area has an economic base of paper and other manufacturing, health care, insurance and gaming, and is diversifying into technology based businesses.

We have four offices in the Madison area. Madison is the state capital of Wisconsin and is the second largest metropolitan area in Wisconsin representing approximately 8% of the state's population. Our eight other south central and southeastern Wisconsin offices are located in smaller cities that have economic concentrations ranging from manufacturing to agriculture.

We also have 19 offices in the northwestern part of the state, largely resulting from the First Federal Bancshares of Eau Claire, Inc. ("First Federal") acquisition by Mutual Savings Bank in 1997. This part of the state has medium sized to smaller cities and towns. Industry includes medium sized and small business, with a significant agricultural component.

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

Many of our competitors have greater resources than we do. Similarly, many competitors offer services that we do not provide. For example, the Bank does not provide trust or money management services. However, the Bank's subsidiary, Lake Financial and Insurance Services, Inc. offers mutual funds and engages in the sale of tax deferred annuities, credit life and disability insurance, and property and casualty insurance. Its Great Northern Financial Services Corporation subsidiary, which is merging into Lake Financial, offers brokerage services to the public, including the sale of tax deferred annuities and mutual funds and engages in the sale of credit life and disability insurance.

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

At December 31, 2002, our loan portfolio totaled $1.7 billion, of which $1.3 billion, or 71.8%, were mortgage loans. The remainder of our loans at December 31, 2002, amounting to $493.0 million, or 28.2% of total loans, consisted of consumer loans ($431.9 million or 24.7%) and commercial business loans ($61.1 million or 3.5%).

We originate primarily adjustable rate mortgage ("ARM") loans for our own portfolio. We also originate fixed rate mortgage loans with terms of 10 to 30 years. Most of the 20 year and longer fixed rate mortgage loans are immediately sold into the secondary market. At times, we may also sell 15 year fixed rate mortgage loans depending on the percentage of fixed interest rate loans in our portfolio and the interest rate environment we are anticipating. We sold a large portion of our 15 year fixed rate mortgage loan originations in 2002.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                                                   AT DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                              2002                       2001                      2000(1)
                                                              ----                       ----                      -------
                                                                  PERCENT                    PERCENT                    PERCENT
                                                                    OF                         OF                         OF
                                                     AMOUNT        TOTAL        AMOUNT        TOTAL        AMOUNT        TOTAL
                                                     ------        -----        ------        -----        ------        -----
Mortgage loans:
    One to four-family .......................     $  827,648      47.37%     $  992,126      52.46%     $1,207,912      59.56%
    Multi-family .............................        112,189       6.42         131,925       6.97         105,925       5.22
    Commercial real estate ...................        186,960      10.70         165,556       8.75         118,636       5.85
    Construction and development .............        127,174       7.28         125,611       6.64          94,235       4.65
                                                   ----------     ------      ----------     ------      ----------     ------
             Total mortgage loans ............      1,253,971      71.77       1,415,218      74.82      $1,526,708      75.28
                                                   ----------     ------      ----------     ------      ----------     ------
Consumer loans:
    Fixed equity .............................        234,049      13.40         200,500      10.61         193,394       9.54
    Home equity lines of credit ..............         77,697       4.45          76,472       4.04          80,447       3.97
    Student ..................................         22,636       1.30          25,410       1.34          27,076       1.34
    Home improvement .........................          6,993       0.40           9,439       0.50          12,778       0.63
    Automobile ...............................         68,140       3.90          77,621       4.10          99,844       4.92
    Other ....................................         22,434       1.28          25,886       1.37          27,827       1.37
                                                   ----------     ------      ----------     ------      ----------     ------
             Total consumer loans ............        431,949      24.73         415,328      21.96         441,366      21.77
                                                   ----------     ------      ----------     ------      ----------     ------
Commercial business loans ....................         61,060       3.50          60,932       3.22          59,844       2.95
                                                   ----------     ------      ----------     ------      ----------     ------
             Total loans receivable ..........      1,746,980     100.00%      1,891,478     100.00%      2,027,918     100.00%
Less:
    Undisbursed loan proceeds ................         46,048                     44,467                     37,490
    Deferred fees and discounts ..............         12,743                     12,245                      5,554
    Allowance for loan losses ................          2,527                      3,611                     12,238
                                                   ----------                 ----------                 ----------
             Total loans receivable, net .....     $1,685,662                 $1,831,155                 $1,972,636
                                                   ==========                 ==========                 ==========

                                                                    AT DECEMBER 31,
                                                   -------------------------------------------------
                                                              1999                       1998
                                                              ----                       ----
                                                                  PERCENT                    PERCENT
                                                                    OF                         OF
                                                     AMOUNT        TOTAL        AMOUNT        TOTAL
                                                     ------        -----        ------        -----
Mortgage loans:
    One to four-family .......................     $  743,993      67.37%     $  742,231      70.56%
    Multi-family .............................         53,777       4.87          53,521       5.09
    Commercial real estate ...................         52,375       4.74          40,922       3.89
    Construction and development .............         26,530       2.40          21,939       2.09
                                                   ----------     ------      ----------     ------
             Total mortgage loans ............        876,675      79.38         858,613      81.63
                                                   ----------     ------      ----------     ------
Consumer loans:
    Fixed equity .............................         89,315       8.09          67,629       6.42
    Home equity lines of credit ..............         50,618       4.58          45,827       4.36
    Student ..................................         28,371       2.57          29,634       2.82
    Home improvement .........................          9,920       0.90           8,373       0.80
    Automobile ...............................          5,902       0.54           8,762       0.83
    Other ....................................          4,126       0.37           4,208       0.40
                                                   ----------     ------      ----------     ------
             Total consumer loans ............        188,252      17.05         164,433      15.63
                                                   ----------     ------      ----------     ------
Commercial business loans ....................         39,488       3.57          28,839       2.74
                                                   ----------     ------      ----------     ------
             Total loans receivable ..........      1,104,415     100.00%      1,051,885     100.00%
Less:
    Undisbursed loan proceeds ................         14,658                      7,001
    Deferred fees and discounts ..............             14                        440
    Allowance for loan losses ................          6,948                      6,855
                                                   ----------                 ----------
             Total loans receivable, net .....     $1,082,795                 $1,037,589
                                                   ==========                 ==========

(1) On November 1, 2000, Bank Mutual Corporation acquired First Northern. Under the purchase accounting method, First Northern's results are included from the date of acquisition.

At December 31, 2002, our one-to four-family first mortgage loans were pledged as collateral under a blanket pledge to the Federal Home Loan Bank ("FHLB") of Chicago. As of December 31, 2002, there were no other significant concentrations of loans such as loans to a number of borrowers engaged in similar activities. Bank Mutual's mortgage loans, fixed equity, home equity lines of credit and home improvement loans are primarily secured by properties housing one-to four-families which are generally located in our local lending areas in Wisconsin.

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2002. The table does not include the effect of prepayments or scheduled principal amortization.

                                                                         AT DECEMBER 31, 2002
                                                 -----------------------------------------------------------------
                                                                                       COMMERCIAL
                                                 MORTGAGE LOANS     CONSUMER LOANS    BUSINESS LOANS         TOTAL
                                                 --------------     --------------    --------------         -----
                                                                             (IN THOUSANDS)
AMOUNTS DUE:
    Within one year .....................          $   44,706          $ 36,829          $27,194          $  108,729
    After one year
        One to two years ................              42,083            26,470           15,169              83,722
        Two to three years ..............              35,839            27,719            5,405              68,963
        Three to five years .............              49,279            77,831            8,453             135,563
        Five to ten years ...............             160,043           205,383              268             365,694
        Ten to twenty years .............             441,406            57,717            4,571             503,694
        Over twenty years ...............             480,615                --               --             480,615
                                                   ----------          --------          -------          ----------
             Total due after one year ...           1,209,265           395,120           33,866           1,638,251
                                                   ----------          --------          -------          ----------
             Total loans receivable .....          $1,253,971          $431,949          $61,060          $1,746,980
                                                   ==========          ========          =======          ==========

The following table presents, as of December 31, 2002, the dollar amount of all loans due after December 31, 2003, and whether these loans have fixed interest rates or adjustable interest rates.

                                                          DUE AFTER DECEMBER 31, 2003
                                                     --------------------------------------
                                                       FIXED      ADJUSTABLE        TOTAL
                                                       -----      ----------        -----
                                                                (IN THOUSANDS)
Mortgage loans ................................      $482,228      $727,037      $1,209,265
Consumer loans ................................       254,467       140,653         395,120
Commercial business loans .....................        29,903         3,963          33,866
                                                     --------      --------      ----------

             Total loans due after one year ...      $766,598      $871,653      $1,638,251
                                                     ========      ========      ==========

The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                              2002           2001            2000
                                                           ----------     ----------     ----------
                                                                        (IN THOUSANDS)
Balance outstanding at beginning of period ...........     $1,923,799     $2,035,387     $1,104,956
ORIGINATIONS:
     Mortgage loans ..................................        752,771        691,466        189,706
     Consumer  loans .................................        293,320        242,580        141,943
     Commercial business loans .......................         27,141         30,202         23,189
                                                           ----------     ----------     ----------
             Total loan  originations ................      1,073,232        964,248        354,838
                                                           ----------     ----------     ----------
PURCHASES:
     One-to four-family mortgage loans ...............          4,042          8,885         19,213
     First Northern loans (1) ........................             --             --        847,888
                                                           ----------     ----------     ----------
             Total loan purchases ....................          4,042          8,885        867,101
                                                           ----------     ----------     ----------
LESS:
     Principal payments and repayments:
        Mortgage loans ...............................        537,368        483,298        134,317
        Consumer loans ...............................        276,728        267,592         89,637
        Commercial business loans ....................         23,158         23,792         32,412
                                                           ----------     ----------     ----------
             Total principal payments ................        837,254        774,682        256,366
                                                           ----------     ----------     ----------
     Transfers to foreclosed real estate .............          1,271            409          2,697
                                                           ----------     ----------     ----------
     Loan sales:
        Mortgage loans ...............................        368,597        307,843         32,397
        Education loans ..............................             --          1,787             48
                                                           ----------     ----------     ----------
             Total loan sales ........................        368,597        309,630         32,445
                                                           ----------     ----------     ----------
     Total loans receivable and loans held for sale ..     $1,793,951     $1,923,799     $2,035,387
                                                           ==========     ==========     ==========

(1) First Northern loans before deductions of undisbursed loan proceeds, allowances for loan losses, discounts and premiums.

Residential Mortgage Lending. Our primary lending activity has been the origination of first mortgage loans secured by one- to four-family properties, within our primary lending area. Most of these loans are owner-occupied; however, we do originate first mortgage loans on second homes, seasonal homes and investment properties. In addition to our loan originations, we have purchased one- to four-family first mortgage loans of $4.0 million in 2002, $8.9 million in 2001, and $19.2 million in 2000. We review these loans for compliance with our underwriting standards, and generally only invest in loans in the midwestern United States.

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

We also originate "jumbo single family mortgage loans" in excess of the Fannie Mae or Freddie Mac maximum loan amount, which was $300,700 for both agencies in 2002. Effective for 2003, the maximum loan amount increased to $322,700 for both agencies. Fixed rate jumbo mortgage loans generally are sold servicing released without recourse to secondary market purchasers of such loans. ARM jumbo mortgage loans are underwritten in accordance with our underwriting guidelines and are retained in our loan portfolio.

Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups and residents of the local communities located in our primary market area through our loan origination staff. We also advertise our mortgage loan products through local newspapers, periodicals, internal customer communications and our website.

We currently offer loans that conform to underwriting standards that are based on standards specified by Fannie Mae or Freddie Mac ("conforming loans") and also originate a limited amount of non-conforming loans for our own portfolio or for sale. Loans may be fixed rate one- to four-family mortgage loans or adjustable rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2002, 2001 and 2000 was approximately $114,000, $105,000 and $94,000, respectively. The overall average size of our one- to four-family mortgage loans was approximately $114,382 at December 31, 2002. We are an approved seller/servicer for Fannie Mae, Freddie Mac, the FHLB of Chicago's Mortgage Partnership Finance Program, Wisconsin Housing and Economic Development Authority ("WHEDA") and Wisconsin Department of Veterans Affairs ("WDVA").

The focus of our residential mortgage loan portfolio is the origination of 30 year ARM loans with interest rates adjustable in one, two, three, or five years. ARM loans typically are adjusted by a maximum of 200 basis points per adjustment period. Prior to the merger of the Banks, there was a lifetime cap of 6% above the origination rate for First Northern Savings Bank and a lifetime interest rate cap of 12.9% for Mutual Savings Bank. Going forward, the Bank will originate ARM loans with a lifetime cap of 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. We do not offer ARM loans which provide for negative amortization. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by secondary market pricing, competitive conditions and our yield requirements. We currently utilize the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year ("constant treasury maturity index") or the National Monthly Median Cost of Funds ("NMCOF") for Savings Association Insurance Fund ("SAIF") insured institutions as the indexes to determine the interest rate payable upon the adjustment date of our ARM loans. Some of the ARM loans are granted with conversion options which provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing us to sell the loan into the secondary market upon conversion.

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

In addition to conventional fixed rate and ARM loans, we are authorized to originate mortgages utilizing various government programs, including programs offered by the Federal Housing Administration, the Federal Veterans Administration, and Guaranteed Rural Housing. We also participate in two state-sponsored mortgage programs operated by WHEDA and WDVA. We originate these state-sponsored loans as an agent and assign them to the agency immediately after closing. Servicing is retained by us on both WHEDA and WDVA loans.

Upon receipt of a completed mortgage loan application from a prospective borrower, a credit report is ordered, income and other information is verified, and if necessary, additional financial information is requested. An appraisal of the real estate to secure the loan is required, which must be performed by a certified appraiser approved by the board of directors. A title insurance policy is required on all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers also generally are required to escrow in advance for real estate taxes. We make disbursements for these items from the escrow account as the obligations become due.

In addition to our full documentation loan program, increasingly we process loans as reduced documentation loans. These loans are processed under the Fannie Mae or Freddie Mac alternative documentation program. We require applicants for reduced documentation loans to complete a Fannie Mae or Freddie Mac loan application and request income, asset and debt information from the borrower. In addition to obtaining outside vendor credit reports on all borrowers, we also look at other information to ascertain the creditworthiness of the borrower. In most instances, we utilize the Fannie Mae's "Desktop Underwriter" or Freddie Mac's "Loan Prospector" automated underwriting process to further reduce the necessary documentation. For example, a simplified appraisal or inspection may be used to verify the value of the property. All loans that are processed with reduced documentation conform to secondary market standards and are generally saleable.

Our Underwriting Department reviews all pertinent information prior to making a credit decision to approve or deny an application. All recommendations to deny are reviewed by a designated officer of the Bank prior to the final disposition of the loan application. Our lending policies generally limit the maximum loan-to-value ratio on one- to four-family mortgage loans secured by owner-occupied properties to 97% of the lesser of the appraised value or purchase price of the property. Loans above 80% loan-to-value ratios are subject to the availability of private mortgage insurance. Coverage is required to reduce our exposure to less than 80% of value.

Our originations of residential mortgage loans amounted to $700.5 million in 2002, $617.8 million in 2001, and $117.6 million in 2000. A number of our mortgage loan originations have been the result of refinancing of our existing loans due to the relatively low interest rate levels over the past three years. The First Northern acquisition also affects the comparison between 2000 and other years. Total refinancings of our existing mortgage loans were as follows:

                                                                       PERCENTAGE OF
                                                                       MORTGAGE LOAN
PERIOD                                                   AMOUNT        ORIGINATIONS
------                                                   ------        ------------
                                                          (DOLLARS IN MILLIONS)
Year ended December 31, 2002 ..................          $278.6            40.1%
Year ended December 31, 2001 ..................           239.2            34.6
Year ended December 31, 2000 ..................            17.6             9.3

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

Consumer Loans. We have been expanding our consumer loan originations because higher yields can be obtained, there is strong consumer demand for such products, and we have experienced relatively low delinquency and few losses on such products. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2002, $431.9 million, or 24.7%, of our gross loan portfolio was in consumer loans. Consumer loan products offered within our market areas include home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, marine loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans through the MasterCard and Visa credit card programs (offered through Elan Financial Services), unsecured consumer loans with existing customers and federally guaranteed student loans.

Our focus in consumer lending has been the origination of home equity loans, home improvement, home equity lines of credit and automobile loans. At December 31, 2002, we had $386.9 million or 89.6% of the consumer loan portfolio in such loans. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, and require an acceptable credit rating and verification of the value of the equity in the home and income of the borrower. The loan-to-value ratio and the total debt ratios to income are determining factors in the underwriting process. Home equity loan and home improvement loan originations are developed through the use of direct mail, cross-sales to existing customers, radio advertisement, and advertisements in local newspapers.

We make indirect automobile loans through applications taken by selected automobile dealers on application forms approved by us. The applications are delivered to Savings Financial Corporation ("SFC"), a 50% owned subsidiary of the Bank, for underwriting. If an application is approved, money is funded to the dealer and the loan becomes a part of the SFC automobile portfolio. From time to time, the SFC automobile portfolio is then sold to either of the parent companies of SFC or to the Bank's subsidiary First Northern Investments Inc.

We originate both fixed rate and variable rate home equity loans and home improvement loans with combined loan-to-value ratios to 100%. Pricing on fixed rate home equity and home improvement loans is reviewed by management, and generally terms are in the three to fifteen year range in order to minimize interest rate risk. During 2002 we originated approximately $130.9 million of fixed rate home equity or home improvement loans. These loans carry a weighted average written term of 8.9 years and a fixed rate ranging from 3.75% to 12.75%. We also offer adjustable rate home equity and home improvement loans. At December 31, 2002, $78.2 million or 32.5% of the home equity and home improvement loan portfolio carried an adjustable rate. The adjustable rate loans have a fixed rate for six months to three years then adjust annually or monthly depending upon the offering, with terms of up to twenty years. Our home equity and home improvement loans are originated in amounts which, together with the amount of the first mortgage, do not exceed 100% of the value of the property securing the loan. Many of our home equity and home improvement loans are secured by a first mortgage.

Our home equity credit line loans, which totaled $77.7 million, or 18.0% of total consumer loans at December 31, 2002, are adjustable rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located in the state of Wisconsin. Current interest rates on home equity credit lines are tied to the prime rate, adjust monthly after an initial interest rate lock period, and range from prime rate to 350 basis points over the prime rate, depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require a minimum monthly payment of interest only or the greater of $100 or 1 1/2% of the month end balance. An annual fee is charged on home equity lines of credit.

At December 31, 2002, student loans amounted to $22.6 million, or 5.2% of our consumer loan portfolio. These loans are serviced by Great Lakes Higher Education Servicing Corporation.

Multi-family and Commercial Real Estate Loans. At December 31, 2002, our multi-family and commercial real estate loan portfolio was $299.1 million or 17.1% of our total loans receivable. The multi-family and commercial real estate loan portfolio consist of fixed rate, ARM and balloon loans originated at prevailing market rates. This portfolio generally consists of loans secured by apartment buildings, office buildings, warehouses, industrial buildings and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Balloon loans generally are amortized on a 15 to 25 year basis with a typical loan term of 3 to 10 years.

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

At December 31, 2002, the largest outstanding loan on a multi-family property was $12.0 million on a 148 unit apartment project located in Oak Creek, Wisconsin. At the same date, the largest outstanding loan on a commercial real estate property was $21.3 million on a retail/office building complex located in Brookfield, Wisconsin. At December 31, 2002, these loans were current and performing in accordance with their terms.

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

Commercial Business Loans. At December 31, 2002, our commercial business loan portfolio consisted of loans totaling $61.1 million or 3.5% of our total loans receivable. The commercial loan portfolio consists of loans to businesses for equipment purchases, working capital lines of credit, debt refinancing, SBA loans and domestic stand-by letters of credit. Typically, these loans are secured by business assets and personal guarantees. We offer both variable and fixed rate loans. Approximately 22.5% of the commercial business loans have an interest rate adjusted monthly based on the prevailing prime rate. Term loans are generally amortized over a three to seven year period. Fixed rate loans are priced at a margin over the yield on US Treasury issues with maturities that correspond to the maturities of the notes. All lines of credit and term loans with balances over $500,000 are reviewed annually. The largest commercial business loan at December 31, 2002 had an outstanding balance of $16.8 million and was secured by equipment and chattel paper.

LOAN APPROVAL AUTHORITY

Prior to their merger, Mutual Savings Bank and First Northern Savings Bank had somewhat different underwriting approval limits and authority. Both Banks have reviewed their approval limits through a combined "best practices" committee and the new loan approval authority for the Bank is summarized below.

For one- to four- family residential loans intended for sale into the secondary market, the underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae "Desktop Underwriter" automated underwriting system or the Freddie Mac "Loan Prospector" automated underwriting system up to the Fannie Mae/Freddie Mac limits ($322,700 for a single family residential units; higher limits for two, three, and four family units). For one- to eight- family residential loans intended to be held in the Bank's portfolio, the underwriters are authorized to approve loans processed through the Fannie Mae "Desktop Underwriter" automated underwriting system or the Freddie Mac " Loan Prospector" automated underwriting system up to $200,000, provided the loan-to-value is 80% or less and the loan meets other specific underwriting criteria. All portfolio loans in excess of $200,000, with a loan-to-value greater than 80%, or failing to meet other specific underwriting criteria must be approved by a senior officer.

Consumer loan underwriters have individual approval authorities for secured loans ranging from $20,000 to $100,000 provided the loan-to-value on real estate does not exceed 80% or 90% on personal property and that the loan meets other specific underwriting criteria. All consumer loans in excess of $100,000, with a loan-to-value greater than 80% on real estate, 90% on personal property, or failing to meet other specific underwriting criteria must be approved by a senior officer. Consumer loan underwriters have individual approval authorities for unsecured loans ranging from $2,000 to $15,000 provided the loan meets other specific underwriting criteria. All unsecured consumer loans in excess of $15,000, or not meeting specific underwriting criteria, must be approved by a senior officer.

Individual lenders in the investment real estate department have lending authorities of $100,000 for multi-family and commercial loan proposals for both existing and proposed construction of investment real estate properties. Senior officers have individual lending authority of $250,000 and two senior officers together have lending authority of $500,000 for investment real estate loans. All investment real estate loans over $500,000 require approval of the executive committee of the board of directors.

Individual lenders in the commercial banking department have individual lending authorities ranging from $50,000 to $150,000 for secured commercial business loans. Senior officers have individual lending authority of $250,000 and two senior officers together have lending authority of $500,000 for secured commercial business loans. All secured business loans over $500,000 require approval of the executive committee of the board of directors. Individual lenders in the commercial banking department have individual lending authorities ranging from $10,000 to $25,000 for unsecured commercial business loans. Senior officers have individual lending authority of $50,000 and two senior officers together have lending authority of $150,000 for unsecured commercial business loans. All unsecured business loans over $150,000 require approval of the executive committee of the board of directors.

All loans approved by individuals and senior officers must be ratified by the board of directors at the next meeting following the approval.

ASSET QUALITY

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties and repossessed assets, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our emphasis on quality loan underwriting, our maintenance of sound credit standards for new loan originations and relatively favorable economic and real estate market conditions have resulted in historically low delinquency ratios. However in 2002, we did experience a rise in commercial business loan delinquencies.. These factors have helped strengthen our financial condition.

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

When contact is made with the borrower, we attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. All properties are inspected prior to foreclosure approval. Most borrowers pay before the deadline given and it is not necessary to start foreclosure action. If it is, action starts when the loan is between the 90th and 120th day of delinquency. We normally seek the shortest redemption period possible. If we obtain the property at the foreclosure sale, we hold the property as real estate owned. It is marketed after a market evaluation is obtained and any PMI claims are filed. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, Federal Housing Administration (FHA), Veterans Administration (VA), Department of Veterans Affairs (DVA), Wisconsin Housing and Economic Development Authority (WHEDA) and Guaranteed Rural Housing are followed.

The collection procedures for consumer loans, excluding student loans and indirect consumer loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel review loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may pursue legal remedies ourselves or refer the matter to our legal counsel for further collection effort or charge-off a loan. Loans we deem to be uncollectible are proposed for charge off. Charge-offs of consumer loans require the approval of our consumer loan manager, a senior officer or a management committee. All student loans are serviced by the Great Lakes Higher Education Servicing Corporation or Student Loan Marketing Association ("Sallie Mae") which guarantees their servicing to comply with all Department of Education Guidelines. Our student loan portfolio is guaranteed by the Great Lakes Higher Education Guaranty Corporation, which is reinsured by the U.S. Department of Education.

The collection procedures for multi-family, commercial real estate and commercial business loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 15 days past due. A loan servicing manager or a manager of multi-family and commercial real estate loans reviews loans 15 days or more delinquent on a regular basis. The commercial banking manager reviews commercial business loans 10 days or more delinquent on a regular basis. If collection activity is unsuccessful, we may refer the matter to our legal counsel for further collection effort. Within 90 days, loans we deem to be uncollectible are proposed for repossession or foreclosure and charge-off. This action requires the approval of our board of directors.

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

                                                                     AT DECEMBER 31,
                                                  -------------------------------------------------------
                                                   2002        2001        2000        1999         1998
                                                  ------      ------      ------      ------      -------
                                                                  (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans ..................     $1,399      $1,814      $  730      $3,372      $ 2,793
Non-accrual consumer loans ..................        527         444         383         283          320
Non-accrual commercial business loans .......      5,357         346         750          --           --
Accruing loans delinquent 90 days or more ...      1,108         936       1,258       1,152        3,617
                                                  ------      ------      ------      ------      -------
          Total non-performing loans ........      8,391       3,540       3,121       4,807        6,730
Foreclosed properties and repossessed
   assets, net ..............................        750         383       2,281       3,018        3,505
                                                  ------      ------      ------      ------      -------
          Total non-performing assets .......     $9,141      $3,923      $5,402      $7,825      $10,235
                                                  ======      ======      ======      ======      =======
Non-performing loans to total loans .........       0.50%       0.19%       0.16%       0.44%        0.65%
Non-performing assets to total asset ........       0.32        0.14        0.19        0.44         0.55
Interest income that would have been
   recognized if non-accrual loans
      had been current ......................     $  375      $  139      $   77      $  245      $   185
                                                  ======      ======      ======      ======      =======

There was no specific reserve related to any loans for any date presented. There are no significant loans, which were considered to be impaired as defined in Statement of Financial Accounting Standards ("SFAS") No. 114 at December 31, 2002, 2001, 2000, 1999, or 1998.

There are no restructured loans at the dates presented.

Total non-performing loans increased as of December 31, 2002, as compared to December 31, 2001, primarily as a result of an increase in non-accrual business and non-accrual consumer loans. Even with the reported increase, we believe non-performing loans and assets, expressed as a percentage of total loans and assets, are still below national averages for financial institutions, due in part to our loan underwriting standards. The increase relating to consumer and commercial loans results from the general decline in economic conditions.

In view of the continuing weakness in the economy, we have been increasing the amount of management time to monitor the commercial loan portfolio since that is an area particularly sensitive to economic downturns.

In light of the economic downturn, there are two commercial borrowers that we have on our watch list. One commercial borrower has loans that total $5.5 million and are current at December 31, 2002. We have provided $277,000 to the loan loss allowance on one of these loans of $1.8 million. At present, we do not anticipate any loss from the other commercial loans of $3.7 million but continue to carefully monitor this borrower.

The other commercial borrower has three loans which total $4.6 million that we are monitoring closely. This borrower is current at December 31, 2002, however, its business is being affected by the general economic slowdown. If this company's sales do not improve by the end of the first quarter of 2003, we may place these loans in a substandard classification and create a loan loss allowance for the loans.

The ultimate results with these, and other, commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.

With the exception of mortgage loans insured or guaranteed by the FHA, VA or Guaranteed Rural Housing, we stop accruing income on loans when interest or principal payments are greater than 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously credited to income. We may recognize income in the period that we collect it when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. We had $7.3 and $2.6 million of non-accrual loans at December 31, 2002 and 2001, respectively. Interest income that would have been recognized had such loans been performing in accordance with their contractual terms totaled approximately $375,000 and $139,000 for the years December 31, 2002 and 2001, respectively. A total of approximately $557,000 and $85,000 of interest income was actually recorded on such loans in 2002 and 2001, respectively.

All commercial real estate loans which are greater than 90 days past due are considered to be potentially impaired. Impaired loans are individually assessed to determine whether a loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's cash flows discounted at the loan's effective interest rate and if the carrying value is in excess, a loan loss allowance will be established.

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

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

                                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                         2002          2001          2000         1999         1998
                                       --------      --------      --------      -------      -------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period ....    $ 12,245      $ 12,238      $  6,948      $ 6,855      $ 7,195
Provision for loan losses .........         760           723           423          350          637
Purchase of
    First Northern ................          --            --         5,028           --           --
Charge-offs:
    Mortgage loans ................         (14)          (65)          (38)        (152)        (997
    Consumer loans ................        (428)         (337)         (156)        (189)        (223)
    Commercial business loans .....         (39)         (415)           --           --           --
                                       --------      --------      --------      -------      -------
        Total charge-offs .........        (481)         (817)         (194)        (341)      (1,220)
Recoveries:
    Mortgage loans ................          66            26             1           40          206
    Consumer loans ................          40            57            32           44           37
    Commercial business loans .....         113            18            --           --           --
                                       --------      --------      --------      -------      -------
        Total recoveries ..........         219           101            33           84          243
                                       --------      --------      --------      -------      -------
    Net charge-offs ...............        (262)         (716)         (161)        (257)        (977)
                                       --------      --------      --------      -------      -------
Balance at end of period ..........    $ 12,743      $ 12,245      $ 12,238      $ 6,948      $ 6,855
                                       ========      ========      ========      =======      =======
Net charge-offs to average loans ..        0.01%         0.04%         0.01%        0.02%        0.08%
Allowance for loan losses
  to total loans ..................        0.76%         0.67%         0.62%        0.64%        0.66%
Allowance for loan losses to
  non-performing loans ............      151.87%       345.90%       392.12%      144.54%      101.86%

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

Loan loss allowances are reviewed monthly. General allowances are maintained by the following categories for performing loans to provide for unidentified inherent losses in the portfolios:

      -     One-to-four family

      -     Consumer

      -     Multi-family and commercial real estate

      -     Commercial business

Allowance goals have been established based on an internal risk evaluation by loan category. Various factors are taken into consideration including: historical loss experience, economic factors and other factors, that, in management's judgement would affect the collectibility of the portfolio as of the evaluation date. Adjustments to the allowance for loan losses are charged against operations as provision for loan losses to maintain allowances at the desired levels.

The appropriateness of the allowance is reviewed by senior management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Bank. Other outside factors such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan are also considered. Our board of directors also reviews the loan loss allowances compared to the relative size of the portfolio on at least a quarterly basis.

Delinquent and Non-performing loans. One-to four-family loans delinquent more than 90 days, multi-family and commercial real estate loans delinquent more than 60 days, consumer loans delinquent more than 90 days and commercial business loans more than 60 days are reviewed and analyzed by senior officers on an individual basis. Any potential loss is charged against the allowance by establishing a corresponding specific allowance for that loan from the general allowance. In such an event, the loan is then reduced by the amount of the specific allowance and a corresponding amount is charged off to the allowance for losses on loans.

By following careful underwriting guidelines, we have historically maintained low levels of non-performing loans to total loans. Our ratio of non-performing loans to total loans at December 31, 1998 was 0.65% and continued to decrease until December 31, 2002 at which time it increased to 0.50%. This increase was the result of a couple of commercial loans where the economic slowdown has impacted their businesses.

We believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible continued decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. Accordingly, and because of the increased concentration of consumer loans, we have taken steps to increase our level of loan loss allowances over the last 5 years. At December 31, 2002, the allowance for loan losses as a percentage of total loans was 0.76% compared with 0.66% at December 31, 1998. Furthermore, the increase in the allowance for loan losses each year from 1998 to 2002 reflects our strategy of resolving non-performing loans while providing adequate allowances for inherent losses in the portfolio, identifying potential losses in a timely manner, and providing an adequate allowance to reflect changes in the components of the portfolio during that period.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the years ended December 31, 2002 and 2001--Provision for Loan Losses." The following tables represent our allocation of allowance for loan losses by loan category on the dates indicated:

                                                              AT DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           2002                    2001                    2000
                                   ---------------------   ---------------------   ---------------------
                                              PERCENTAGE              PERCENTAGE              PERCENTAGE
                                                  OF                      OF                      OF
                                               LOANS IN                LOANS IN                LOANS IN
                                               CATEGORY                CATEGORY                CATEGORY
                                               TO TOTAL                TO TOTAL                TO TOTAL
LOAN CATEGORY                      AMOUNT       LOANS      AMOUNT       LOANS      AMOUNT       LOANS
-------------                      ------       -----      ------       -----      ------       -----
                                                         (Dollars in thousands)
Mortgage loans
   One-to four-family ........     $ 4,701      52.46%     $ 5,608      52.46%     $ 6,279      59.56%
   Other .....................       3,160      22.37        2,875      22.36        2,173      15.72
                                   -------     ------      -------     ------      -------     ------
     Total  mortgage loans ...       7,861      74.83        8,483      74.82        8,452      75.28

Home equity lines ............       1,171       4.04        1,803       4.04          519       3.97
Consumer .....................       1,705      17.91        1,007      17.92        2,483      17.80
Commercial business loans ....       1,507       3.22          952       3.22          784       2.95
Unallocated ..................         499       0.00           --       0.00           --       0.00
                                   -------     ------      -------     ------      -------     ------
     Total allowance for
       loan losses ...........     $12,743     100.00%     $12,245     100.00%     $12,238     100.00%
                                   =======     ======      =======     ------      =======     ======

                                                 AT DECEMBER 31,
                                   -------------------------------------------
                                          1999                   1998
                                   --------------------   --------------------
                                             PERCENTAGE             PERCENTAGE
                                                 OF                     OF
                                              LOANS IN               LOANS IN
                                              CATEGORY               CATEGORY
                                              TO TOTAL               TO TOTAL
LOAN CATEGORY                      AMOUNT      LOANS      AMOUNT      LOANS
                                   ------      -----      ------      -----
                                            (Dollars in thousands)
Mortgage loans
   One-to four-family ........     $4,736      67.37%     $5,189      70.56%
   Other .....................        822      12.01         596      11.07
                                   ------     ------      ------     ------
     Total  mortgage loans ...      5,558      79.38       5,785      81.63

Home equity lines ............        253       4.58         229       4.36
Consumer .....................        617      12.47         439      11.27
Commercial business loans ....        520       3.57         402       2.74
Unallocated ..................         --       0.00          --       0.00
                                   ------     ------      ------     ------
     Total allowance for
       loan losses ...........     $6,948     100.00%     $6,855     100.00%
                                   ======     ======      ======     ======

INVESTMENT ACTIVITIES

Investment Securities. The Bank's board of directors reviews and approves its investment policy on an annual basis. Senior officers, as authorized by the board of directors, implement this policy. The board of directors reviews investment activity on a monthly basis.

Our investment objectives are to meet liquidity requirements, generate a favorable return on investments without undue compromise to our other business objectives and our levels of interest rate risk, credit risk and investment portfolio concentrations. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal obligations, mortgage-related securities, mortgage derivative securities, certain time deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

The Bank's investment policy allows participation in hedging strategies or the use of financial futures, options or forward commitments or interest rate swaps but only with prior approval of the board of directors. We did not have any such hedging transactions in place at December 31, 2002. Our investment policy prohibits the purchase of non-investment grade bonds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-related securities, see "--Carrying Values, Yields and Maturities."

We classify securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2002, all investment securities are classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders' equity.

Mortgage-related Securities. Most of our mortgage-related securities are directly or indirectly insured or guaranteed by the Government National Mortgage Association ("GNMA"), Freddie Mac or Fannie Mae. The rest of the securities are private placement collateralized mortgage obligations ("CMOs"). Private placement CMOs carry higher credit risks and higher yields than CMOs insured or guaranteed by agencies of the U.S. Government. We classify our entire mortgage-related securities portfolio as available-for-sale.

At December 31, 2002, mortgage-related securities available-for-sale totaled $618.1 million, or 21.7% of total assets. At December 31, 2002, the mortgage-related securities portfolio had a weighted average yield of 5.39%. Of the mortgage-related securities we held at December 31, 2002, $553.1 million, or 89.5%, had fixed rates and $65.1 million, or 10.5%, had adjustable-rates. Mortgage-related securities at December 31, 2002 included real estate mortgage investment conduits ("REMICs"), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as CMOs.

Our CMOs have fixed and variable coupon rates ranging from 1.72% to 6.50% and a weighted average yield of 4.99% at December 31, 2002. At December 31, 2002, CMOs totaled $443.1 million, which constituted 71.7% of the mortgage-related securities portfolio, or 15.6% of total assets. Our CMOs had an expected average life of 2.0 years at December 31, 2002. For a further discussion of our investment policies, including those for mortgage-related securities, see "--Investment Securities." Purchases of mortgage-related securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans and other loans.

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

The following table presents our investment securities and mortgage-related securities activities for the periods indicated.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                           2002          2001          2000
                                                        ---------     ---------     ---------
                                                                    (IN THOUSANDS)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Carrying value at beginning of period ..............    $  93,059     $  94,129     $  57,763
                                                        ---------     ---------     ---------
Purchases ..........................................       36,390       174,938        47,509
Purchase of First Northern .........................           --            --        39,320
Calls ..............................................       (4,023)      (14,000)           --
Maturities .........................................      (50,960)     (163,178)      (52,160)
Principal payments .................................         (937)         (563)          (13)
Premium amortization and discount accretion, net ...          134           503           (15)
(Decrease) increase in unrealized gains ............         (437)        1,230         1,725
                                                        ---------     ---------     ---------
Net increase (decrease) in investment securities ...      (19,833)       (1,070)       36,366
                                                        ---------     ---------     ---------
Carrying value at end of period ....................    $  73,226     $  93,059     $  94,129
                                                        =========     =========     =========

MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-SALE:
Carrying value at beginning of period ..............    $ 521,084     $ 464,873     $ 374,100
                                                        ---------     ---------     ---------
Purchases ..........................................      365,312       176,658       120,690
Purchase of First Northern .........................           --            --        13,569
Principal payments .................................     (275,518)     (128,256)      (52,467)
Premium amortization and discount accretion, net ...         (253)          723           501
Increase in unrealized gains .......................        7,498         7,086         8,480
                                                        ---------     ---------     ---------
Net increase in mortgage-related securities ........       97,039        56,211        90,773
                                                        ---------     ---------     ---------
Carrying value at end of period ....................    $ 618,123     $ 521,084     $ 464,873
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

                                                                                      AT DECEMBER 31,
                                                                        --------------------------------------------
                                                                           2002             2001             2000
                                                                        ----------       ----------       ----------
                                                                        CARRYING/        CARRYING/        CARRYING/
                                                                        FAIR VALUE       FAIR VALUE       FAIR VALUE
                                                                        ----------       ----------       ----------
                                                                                   (DOLLARS IN THOUSANDS)
MONEY MARKET INVESTMENTS
    Interest-earning deposits ..................................         $ 36,462         $ 35,338         $ 15,097
    Federal funds sold .........................................          165,000          175,000           20,000
                                                                         --------         --------         --------
        Total money market investments .........................         $201,462         $210,338         $ 35,097
                                                                         ========         ========         ========
INVESTMENT SECURITIES AVAILABLE-FOR-SALE
    Mutual funds ...............................................         $ 34,034         $ 32,982         $ 31,080
    United States government and federal agency obligations ....           28,212           41,319           60,397
    Corporate issue securities .................................            9,563           17,189              999
    Freddie Mac stock ..........................................            1,417            1,569            1,653
                                                                         --------         --------         --------
        Total investment securities available-for-sale .........         $ 73,226         $ 93,059         $ 94,129
                                                                         ========         ========         ========
MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-
    SALE BY ISSUER:
    Freddie Mac ................................................         $288,113         $161,895         $ 70,106
    Fannie Mae .................................................          296,604          328,630          377,027
    Private placement CMO's ....................................            8,406           28,783           15,489
    GNMA .......................................................           25,000            1,776            2,251
                                                                         --------         --------         --------
        Total mortgage-related securities ......................         $618,123         $521,084         $464,873
                                                                         ========         ========         ========

TOTAL INVESTMENT PORTFOLIO .....................................         $892,811         $824,481         $594,099
                                                                         ========         ========         ========

Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of our investment securities and mortgage-related securities at December 31, 2001. Mortgage-related securities are presented by issuer and by coupon type.

                                                                                AT DECEMBER 31, 2002
                                                          ---------------------------------------------------------------
                                                                                   MORE THAN ONE         MORE THAN FIVE
                                                           ONE YEAR OR LESS      YEAR TO FIVE YEARS    YEARS TO TEN YEARS
                                                          --------------------   -------------------  -------------------
                                                                      WEIGHTED              WEIGHTED             WEIGHTED
                                                          CARRYING    AVERAGE    CARRYING   AVERAGE   CARRYING    AVERAGE
                                                           VALUE       YIELD       VALUE     YIELD      VALUE      YIELD
                                                           -----       -----       -----     -----      -----      -----
                                                                               (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds ......................................       $34,034      2.97%      $    --       --%    $    --        --
United States government and agencies .............        17,990      5.82        10,222     6.40          --        --
Corporate issues ..................................         1,540      6.42         8,023     6.11          --        --
Freddie Mac stock .................................         1,417      1.47            --       --          --        --
                                                          -------      ----       -------     ----     -------      ----
     Total investment securities ..................       $54,981      3.94       $18,245     6.27     $    --        --
                                                          =======                 =======              =======
MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-SALE:
BY ISSUER:
   GNMA pass-through certificates .................       $    --     $  --       $   108     7.94     $    81      8.50
   Fannie Mae pass-through certificates ...........            --        --            10     7.70     24, 929      6.40
   Freddie Mac pass- through certificates .........            --        --            --       --          --        --
   Private CMO's ..................................             6      7.20           412     6.74       2,175      5.81
   Freddie Mac, Fannie Mae and GNMA-REMICs ........            --        --            --       --      38,521      4.60
                                                          -------      ----       -------     ----     -------      ----
       Total mortgage-related securities ..........       $     6      7.20       $   530     7.00     $65,706      5.30
                                                          =======                 =======              =======
BY COUPON TYPE:
Adjustable rate ...................................       $    --        --       $    --       --     $ 3,349      5.64
Fixed rate ........................................             6      7.20           530     7.00      62,357      5.28
                                                          -------      ----       -------     ----     -------      ----
       Total mortgage-related securities ..........       $     6      7.20       $   530     7.00     $65,706      5.30
                                                          =======                 =======              =======
Total investment and mortgage-related
  securities portfolio ............................       $54,987      3.94%      $18,775     6.29%    $65,706      5.30%
                                                          =======                 =======              =======

                                                                     AT DECEMBER 31, 2002
                                                          -------------------------------------------
                                                           MORE THAN TEN YEARS          TOTAL
                                                          --------------------   --------------------
                                                                      WEIGHTED               WEIGHTED
                                                          CARRYING     AVERAGE   CARRYING     AVERAGE
                                                            VALUE       YIELD      VALUE       YIELD
                                                            -----       -----      -----       -----
                                                                    (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds ......................................        $     --        --     $ 34,034      2.97%
United States government and agencies .............              --        --       28,212      6.02
Corporate issues ..................................              --        --        9,563      6.16
Freddie Mac stock .................................              --        --        1,417      1.47
                                                           --------      ----     --------      ----
     Total investment securities ..................        $     --        --     $ 73,226      4.50
                                                           ========               ========
MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-SALE:
BY ISSUER:
   GNMA pass-through certificates .................        $  4,056      4.76     $  4,245      4.91
   Fannie Mae pass-through certificates ...........         137,406      6.51      162,345      6.49
   Freddie Mac pass- through certificates .........           8,406      6.36        8,406      6.36
   Private CMO's ..................................          16,472      5.40       19,065      5.48
   Freddie Mac, Fannie Mae and GNMA-REMICs ........         385,541      5.00      424,062      4.97
                                                           --------      ----     --------      ----
       Total mortgage-related securities ..........        $551,881      5.39     $618,123      5.39
                                                           ========               ========
BY COUPON TYPE:
Adjustable rate ...................................        $ 61,707      4.64     $ 65,056      4.70
Fixed rate ........................................         490,174      5.48      553,067      5.46
                                                           --------      ----     --------      ----
       Total mortgage-related securities ..........        $551,881      5.39     $618,123      5.39
                                                           ========               ========
Total investment and mortgage-related
  securities portfolio ............................        $551,881      5.39%    $691,349      5.29%
                                                           ========               ========

DEPOSITS

We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and time deposits. We also offer IRA time deposit accounts.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our 70 bank offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We do use brokers to obtain wholesale deposits to a limited extent. At December 31, 2002, we had approximately $17.9 million of brokered wholesale deposits.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings accounts, money market accounts and demand accounts) represented 39.0% of total deposits on December 31, 2002. At December 31, 2002, time deposits with remaining terms to maturity of less than one year amounted to $681.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Analysis of Net Interest Income."

The following table presents our deposit activity for the periods indicated:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                2002              2001             2000
                                             -----------       ----------      -----------
                                                          (DOLLARS IN THOUSANDS)
Total deposits at beginning of period ..     $ 2,090,440       $1,894,820      $ 1,343,007
Net deposits (withdrawals) .............         (26,619)         115,105          (85,790)
Acquisition of First Northern ..........              --               --          578,588
Interest credited, net of penalties ....          62,834           80,515           59,015
                                             -----------       ----------      -----------
Total deposits at end of period ........     $ 2,126,655       $2,090,440      $ 1,894,820
                                             ===========       ==========      ===========
Net increase (decrease) ................     $    36,215       $  195,620      $   551,813
                                             ===========       ==========      ===========
Percentage increase (decrease) .........            1.73%           10.32%           41.09%

At December 31, 2002, we had $166.9 million in time deposits with balances of $100,000 and over maturing as follows:

MATURITY PERIOD                                                          AMOUNT
---------------                                                          ------
                                                                      (IN THOUSANDS)
Three months or less ..............................................     $ 48,979
Over three months through six months ..............................       12,845
Over six months through 12 months .................................       27,175
Over 12 months through 24 months ..................................       20,130
Over 24 months through 36 months ..................................       26,204
Over 36 months ....................................................       31,531
                                                                        --------
Total .............................................................     $166,864
                                                                        ========

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

                                                                                     AT DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                                        2002                                  2001
                                                                        ----                                  ----
                                                                                  WEIGHTED                              WEIGHTED
                                                                       PERCENT    AVERAGE                    PERCENT    AVERAGE
                                                                      OF TOTAL    NOMINAL                   OF TOTAL    NOMINAL
                                                          AMOUNT      DEPOSITS      RATE        AMOUNT      DEPOSITS      RATE
                                                          ------      --------      ----        ------      --------      ----
                                                                                  (DOLLARS IN THOUSANDS)
Savings .............................................   $  230,170      10.82%       0.63%    $  214,859      10.28%       1.19%
Interest-bearing demand .............................      149,008       7.01        0.37        137,317       6.57        0.64
Money market ........................................      351,433      16.53        1.62        335,946      16.07        2.08
Non-interest bearing demand .........................       98,941       4.65        0.00         96,362       4.61        0.00
                                                        ----------     ------      ------     ----------     ------      ------
        Total .......................................      829,552      39.01        0.93        784,484      37.53        1.33
                                                        ----------     ------      ------     ----------     ------      ------
Certificates:
   Time deposits with
     original maturities of:
     Three months or less ...........................      125,771       5.91        2.06         95,946       4.59        2.68
     Over three months to twelve months .............      248,269      11.67        2.53        187,960       8.99        3.94
     Over twelve months to twenty-four months .......      336,919      15.84        3.83        713,413      34.12        5.43
     Over twenty-four months to thirty-six months ...      167,574       7.88        5.12        208,859       9.99        5.79
     Over thirty-six months to forty-eight months ...      188,180       8.85        4.34         29,998       1.44        5.50
     Over forty-eight months to sixty months ........      227,265      10.69        5.31         67,717       3.24        5.80
     Over sixty months ..............................        3,125       0.15        5.90          2,063       0.10        6.41
                                                        ----------     ------      ------     ----------     ------      ------
        Total time deposits .........................    1,297,103      60.99        3.91      1,305,956      62.47        5.09
                                                        ----------     ------      ------     ----------     ------      ------
        Total deposits ..............................   $2,126,655     100.00%       2.75%    $2,090,440     100.00%       3.68%
                                                        ==========     ======      ======     ==========     ======      ======

                                                                     AT DECEMBER 31,
                                                        -------------------------------------
                                                                         2000
                                                                         ----
                                                                                      WEIGHTED
                                                                        PERCENT       AVERAGE
                                                                        OF TOTAL      NOMINAL
                                                          AMOUNT        DEPOSITS        RATE
                                                          ------        --------        ----
                                                                 (DOLLARS IN THOUSANDS)
Savings .............................................   $  200,915        10.60%         2.40%
Interest-bearing demand .............................      133,975         7.07          1.12
Money market ........................................      290,947        15.35          5.41
Non-interest bearing demand .........................       87,079         4.60          0.00
                                                        ----------       ------        ------
        Total .......................................      712,916        37.62          3.09
                                                        ----------       ------        ------
Certificates:
   Time deposits with
     original maturities of:
     Three months or less ...........................      150,613         7.95          6.03
     Over three months to twelve months .............      260,978        13.78          5.87
     Over twelve months to twenty-four months .......      563,858        29.76          6.25
     Over twenty-four months to thirty-six months ...      137,810         7.27          6.15
     Over thirty-six months to forty-eight months ...        7,587         0.40          5.66
     Over forty-eight months to sixty months ........       58,909         3.11          6.01
     Over sixty months ..............................        2,149         0.11          6.48
                                                        ----------       ------        ------
        Total time deposits .........................    1,181,904        62.38          6.11
                                                        ----------       ------        ------
        Total deposits ..............................    1,894,820       100.00%         4.98%
                                                        ==========       ======        ======

BORROWINGS

We borrow funds to finance our lending and investing activities. Substantially all of our borrowings take the form of advances from the FHLB of Chicago. At December 31, 2002 we had borrowings totaling $83.6 million with maturities of less than one year, and $271.4 million of borrowings with longer stated terms but which are callable by the FHLB of Chicago. We have pledged certain loans as blanket collateral for these advances and future advances. The FHLB of Chicago offers a variety of borrowing options with fixed or variable rates, flexible repayment options, and fixed or callable terms. We choose the rate, repayment option, and term to fit the purpose of the borrowing. See "Notes to Consolidated Financial Statements--Note 7. Borrowings."

The following table sets forth certain information regarding borrowings by Bank Mutual at the end of and during the periods indicated:

                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                         2002          2001          2000
                                                       --------      --------      --------
                                                               (DOLLARS IN THOUSANDS)
Balance outstanding at end of year:
    Notes payable to FHLB ........................     $332,299      $442,025      $546,489
    Overnight borrowings from FHLB ...............           --            --        20,225
    Other borrowings .............................       22,679        23,335           910
Weighted average interest rate at end of year:
    Notes payable to FHLB ........................         5.57%         5.75%         6.31%
    Overnight borrowings from FHLB ...............           --            --          6.85%
    Other borrowings .............................         0.99%         1.39%         5.74%
Maximum amount outstanding during the year:
    Notes payable to FHLB ........................     $445,914      $547,653      $546,760
    Overnight borrowings from FHLB ...............        5,480        39,275       120,900
    Other borrowings .............................       19,835        60,720         2,820
Average amount outstanding during the year:
    Notes payable to FHLB ........................     $395,351      $491,248      $289,032
    Overnight borrowings from FHLB ...............           25         6,348        20,145
    Other borrowings .............................        3,309         5,285            84
Weighted average interest rate during the year:
    Fixed interest rate notes payable to FHLB ....         5.68%         5.91%         6.56%
    Overnight borrowings from FHLB ...............         1.53%         5.74%         6.56%
    Other borrowings .............................         1.45%         3.38%         6.29%

Borrowings decreased to $355.0 million at December 31, 2002, as compared to $465.4 million at December 31, 2001, primarily as a result of the proceeds of loan sales and deposit growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparisons of Financial Condition at December 31, 2002 and 2001."

AVERAGE BALANCE SHEET AND RATE YIELD ANALYSIS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AVERAGE EQUITY TO AVERAGE ASSETS

The ratio of average equity to average assets measures a financial institution's financial strength. At December 31, 2002, 2001, 2000, 1999, and 1998 our average equity to average assets ratio was 10.9%, 10.4%, 9.7%, 9.6%, and 9.2%, respectively.

CASH DIVIDENDS

We paid cash dividends of $0.34 per share in 2002 and $0.28 per share in 2001. We did not pay any cash dividends in 2000. We also increased the cash dividend paid in the first quarter of 2003 to $0.10 per share or a 11.1% increase when compared to the $0.09 per share paid in the first quarter of 2002. The MHC has waived dividend payments for 2003, 2002 and 2001.

SUBSIDIARIES

Lake Financial and Insurance Service, Inc., a wholly owned subsidiary of the Bank, provides investment and insurance services to the Bank's customers and the general public. Investment services include tax deferred and tax free investments, mutual funds, and government securities. Personal insurance, business insurance, life and disability insurance and mortgage protection products are also offered by Lake Financial.

Mutual Investment Corporation, a wholly owned subsidiary of the Bank, owns and manages part of the Bank's Investment portfolio. First Northern Investment Inc. ("FNII"), a wholly owned subsidiary of the Bank, owns and manages part of the Bank's investments and SFC's indirect automobile loans.

MC Development LTD, a wholly owned subsidiary of the Bank, is involved in land development and sales. It owns two parcels of undeveloped land consisting of 15 acres in Brown Deer, Wisconsin and 318 acres in Oconomowoc, Wisconsin. See "Properties."

Great Northern Financial Savings Corp. ("GNFSC"), a wholly owned subsidiary of the Bank, engages in the sale of credit life and disability insurance, and offers brokerage services to the public, including the sale of tax deferred annuities and mutual funds. GNFSC will be consolidated into Lake Financial on April 1, 2003.

SFC, 50% owned by the Bank and 50% owned by another financial institution, originates, sells, and services the indirect automobile loans. SFC sells the loans on a regular basis to FNII or the Bank, but retains the servicing rights in the loans.

In addition, the Bank has five wholly owned subsidiaries that are inactive but will continue to be wholly owned subsidiaries for possible future use in a related or other area.

EMPLOYEES

At December 31, 2002, Bank Mutual employed 691 full time and 131 part time associates. Management considers its relations with its associates to be good.

REGULATION

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Bank, Bank Mutual, and the MHC.

GENERAL

The Bank is a federally chartered stock savings bank whose primary regulator is the OTS. The FDIC under the SAIF insures its deposit accounts up to applicable limits. The Bank is currently subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and by the FDIC as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. In addition, the Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents.

The OTS currently conducts periodic examinations to assess the Bank's compliance with various regulatory requirements. In addition, the FDIC has the right to perform examinations of the Bank should the OTS or the FDIC determine the Bank is in a weakened financial condition or a failure is foreseeable. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Any change in these laws and regulations, whether by the OTS, the FDIC, the SEC, or through legislation, could have a material adverse impact on the Bank, Bank Mutual, and the MHC and their operations and shareholders.

Certain of the laws and regulations applicable to the Bank, Bank Mutual, and the MHC are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

FEDERAL REGULATION OF THE BANK

General. As a federally chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF, the FDIC and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.

The OTS regularly examines the Bank and issues a report on its examination findings to the Bank's boards of directors. The Bank's relationships with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Bank and its operations.

Regulatory Capital Requirements. OTS capital regulations require savings institutions such as the Bank to meet three capital standards. The minimum standards are tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3% of adjusted total assets, and risk-based capital equal to at least 8% of total risk-weighted assets. These capital standards are in addition to the capital standards promulgated by the FDIC under its prompt corrective action regulations, as described below under the heading "Prompt Corrective Action."

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

The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of at least 8% of risk-weighted assets. Risk-based capital is comprised of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includible in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

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

OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. OTS regulations impose uniform limitations on the ability of all savings banks and associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, the regulation utilizes a three-tiered approach permitting various levels of distributions based primarily upon a savings bank's capital level.

The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital at the beginning of the calendar year less any distributions previously paid during the year. Additional dividends or distributions would require further OTS approval.

See the section entitled "MHC Regulation - Waiver of Dividends" below for a discussion of the specific regulatory requirements relating to the MHC's determination to waive dividends from Bank Mutual in fiscal years 2001, 2002 and 2003.

Qualified Thrift Lender Test. Federal savings associations must meet a qualified thrift lender test or they become subject to operating restrictions. Until recently, the chief restriction was the elimination of borrowing rights from the savings association's Federal Home Loan Bank. However, with passage of the Gramm-Leach-Bliley Financial

Modernization Act of 1999 by Congress, the failure to maintain qualified thrift lender status will not affect the Bank's borrowing rights with the FHLB of Chicago. Notwithstanding these changes, the Bank anticipates that it will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investments, and otherwise qualify as a qualified thrift lender. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.

Liquidity Standard. Each federal savings institution is required to maintain sufficient liquidity to ensure its safe and sound operations.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Chicago, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances. The Bank is currently in compliance with this requirement. The FHLB of Chicago also imposes various limitations on advances made to member banks, which limitations relate to the amount and type of collateral, the amounts of advances, and other items.

Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the"GLB Act"), the Bank is a voluntary member of the FHLB of Chicago. The Bank could withdraw or reduce its stock ownership in the FHLB of Chicago, although it has no current intention to do so. The FHLB of Chicago provides funds for programs to resolve the problems created by troubled savings institutions. The FHLB of Chicago also contributes to affordable housing programs through direct loans, interest subsidies on advances, and grants targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of dividends paid by the FHLB of Chicago and could continue to do so in the future.

On June 12, 2002, the FHLB of Chicago adopted a plan to restructure its capital stock in accordance with the GLB Act. The plan allows for the creation of a more permanent capital base and offers members flexibility and choice through two classes of stock. Implementation of the plan is expected in late 2003. At this time, it is not possible to predict the impact the plan may have on the Bank.

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

Deposit Insurance. The deposit accounts held by customers of the Bank are insured by the SAIF to a maximum of $100,000 as permitted by law. Insurance on deposits may be terminated by the FDIC if it finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS as the Bank's primary regulator. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of the Bank's deposit insurance.

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

An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured federal savings bank, such as the Bank, and any of its affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a "financial subsidiary" under the GLB Act is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OTS has the discretion to treat subsidiaries of a savings institution as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

In 2002, the Federal Reserve Board adopted proposed Regulation W, which becomes effective in 2003. Regulation W comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior interpretations.

Acquisitions and Mergers. Under the federal Bank Merger Act, any merger of the Bank with or into another institution would require the approval of the OTS, or the primary federal regulator of the resulting entity if it is not an OTS-regulated institution. Among other things, this meant that when the Banks combined by a merger of one into the other, that transaction required the approval of the OTS, which was obtained. See also "Acquisition of Bank Mutual" below for a discussion of factors relating to acquisitions of Bank Mutual.

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

Customer Privacy. Under the GLB Act, financial institutions such as the Bank are required to develop and maintain privacy policies relating to information on the customers, restrict and establish procedure practices to protect customer data. The GLB further restricts the sharing of non-public customer data with non-affiliated parties if the customer requests.

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

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

      - for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

      - for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;

      - for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

      - for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

      - for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the limit is 85%.

Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

Among other things, the CRA regulations contain an evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

      - a lending test, to evaluate the institution's record of making loans in its service areas;

      - an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

      - a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

The CRA requires the OTS, in the case of the Bank, to provide a written evaluation of a savings association's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an association's CRA rating. Mutual Savings Bank and First Northern Savings Bank each received at least "satisfactory" overall ratings in their most recent CRA examinations.

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

                                            Total Capital to                 Tier 1 Capital to               Tier 1 Capital
         Category                         Risk Weighted Assets              Risk Weighted Assets             to Total Assets
         --------                         --------------------              --------------------             ---------------
Well capitalized                    (greater than or equal to) 10%     (greater than or equal to) 6%  (greater than or equal to) 5%
Adequately capitalized              (greater than or equal to) 8%      (greater than or equal to) 4%  (greater than or equal to) 4%*
Under capitalized                           (less than) 8%                     (less than) 4%                (less than) 4%*
Significantly undercapitalized              (less than) 6%                     (less than) 3%                 (less than) 3%
Critically undercapitalized       Tangible assets to capital of # 2%

----------
*     3% if the bank receives the highest rating under the uniform system

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC or the OTS, in the case of the Bank, is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

      - an amount equal to five percent of the bank's total assets at the time it became "undercapitalized"; and

      - the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

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

Loans to a Bank's Insiders. A bank's loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank's loans. All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the greater of $25,000 or 2.5% of the bank's unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

The USA Patriot Act. In response to the terrorist attacks of September 11, 2001, Congress adopted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By means of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings banks and thrifts.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      - All financial institutions must establish anti-money laundering programs that include, at minimum; (a) internal policies, procedures, and controls; (b) specific designation of an anti-money laundering compliance officer; (c) ongoing employee training programs, and (d) an independent audit function to test the anti-money laundering program.

      - The Secretary of the Treasury, in conjunction with other bank regulators, may issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

      - Financial institutions that establish, maintain, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

      - Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

      - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger applications.

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

Permitted Activities. A mutual holding company (directly or, under certain circumstances, through a subsidiary such as Bank Mutual) is permitted to, among other things:

      -     invest in the stock of a savings institution;

      - acquire a mutual institution through the merger of such institution into a savings institution subsidiary of such mutual holding company or an interim savings institution of such mutual holding company;

      - merge with or acquire another mutual holding company, one of whose subsidiaries is a savings institution;

      - acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to various restrictions;

      - invest in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or institutions have their home offices;

      - furnish or perform management services for a savings institution subsidiary;

      - hold, manage or liquidate assets owned or acquired from a savings institution subsidiary;

      - hold or manage properties used or occupied by a savings institution subsidiary; and

      -     act as a trustee under deed or trust.

As a result of the GLB Act, the activities of a mutual holding company were expanded, but are generally limited to those of a financial nature, permitting securities and insurance activities as well as affiliations with financial companies such as insurance and securities firms. To engage in these expanded financial activities, a holding company must meet certain eligibility requirements and, in certain instances, elect to be treated as a "financial holding company." Neither the MHC nor Bank Mutual has elected to be treated as a financial holding company.

Waiver of Dividends. It has been the policy of a number of mutual holding companies to waive the receipt of dividends declared by their savings institution subsidiaries or mid-tier stock holding companies. Under OTS regulations, the MHC may waive dividends from Bank Mutual only if the MHC provides the OTS with written notice of its intent to waive its rights to receive dividends 30 days prior to the proposed date of payment of the dividend and the OTS does not object to such waiver. The OTS will not object to the waiver if the following two determinations are made:

      - the waiver would not be detrimental to the safe and sound operation of the savings association; and

      - the board of directors of the MHC expressly determines that waiver of the dividend by the MHC is consistent with the directors' fiduciary duties to the mutual members of the MHC.

Pursuant to these procedures, the MHC has waived dividends declared by Bank Mutual for fiscal years 2003, 2002 and 2001. The management of the MHC believes that this is consistent with fiduciary duties owed to members of the MHC based on, among other reasons, certain adverse tax consequences that would result from payment of the dividend to the MHC. In addition, management believes that capital held in Bank Mutual will be as productive, if not more productive, than capital held at the MHC level.

BANK MUTUAL REGULATION

Bank Mutual, as a federal stock corporation in a mutual holding company structure, is deemed, and must register as, a federal mutual holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. Bank Mutual has so registered, files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Bank Mutual and any nonsavings institution subsidiary. The OTS can restrict or prohibit activities that it determines to be a serious risk to Bank Mutual. This OTS regulation is intended primarily for the protection of the Bank's depositors and not for the benefit of Bank Mutual's shareholders.

Under the GLB Act, the permissible scope of activities of a holding company were significantly expanded. See "MHC Regulation-Permitted Activities" above.

Bank Mutual is also subject to the regulation and supervision of the SEC and is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was adopted in response to public concerns regarding corporate accountability in connection with the accounting and corporate governance scandals at companies such as Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all public companies, including Bank Mutual, that file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC, and increases penalties for violation. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses, among other matters:

      -     audit committees and auditor independence;

      - certification of financial statements by the chief executive officer and the chief financial officer;

      - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's statements that later require restatement;

      - a prohibition on insider trading during retirement plan black out periods;

      -     further disclosure of off-balance sheet transactions;

      - a prohibition on many personal loans to directors and officers (with exceptions for financial institutions);

      - expedited filing requirements for reporting of insiders' transactions; and

      - disclosure of a code of ethics and disclosure of a change or waiver of such code.

The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in filings pursuant to the Exchange Act. This rule making is ongoing, and many of the related rules have not yet become effective.

ACQUISITION OF BANK MUTUAL

Under federal law, no person may acquire control of the MHC, Bank Mutual or the Bank without first obtaining, as summarized below, the approval of such acquisition of control by the OTS (or another federal banking regulator). Bank Mutual is majority-owned by the MHC; the MHC is a mutual institution in which proxies have generally been given to its board of directors. This ownership and regulatory structure would make a change in control of these entities difficult without the concurrence of the board of directors of the MHC.

Under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Bank Mutual must file a notice with the OTS. In addition, any person or group acting in concert seeking to acquire more than 25% of the outstanding shares of Bank Mutual's common stock will be required to obtain the prior approval of the OTS. Under regulations, the OTS generally has 60 days within which to act on such applications, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by Bank Mutual and the Bank, and the antitrust effects of the acquisition.

FEDERAL AND STATE TAXATION

Federal Taxation. Bank Mutual and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting,

Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "Job Protection Act") repealed the "reserve method" of accounting for bad debts by most thrift institutions effective for the taxable years beginning after 1995. Larger thrift institutions such as the Bank is now required to use the "specific charge-off method." The Job Protection Act also granted partial relief from reserve recapture provisions, which are triggered by the change in method. This legislation did not have a material impact on Bank Mutual's financial condition or results of operations.

The federal income tax returns for Bank Mutual's subsidiaries have been examined and audited or closed without audit by the IRS for tax years through 1999.

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

ITEM 2. PROPERTIES

Bank Mutual and its subsidiaries conducts its business through its executive office and 70 banking offices, which had an aggregate net book value of $39.3 million as of December 31, 2002. The following table shows the location of Bank Mutual's offices, whether they are owned or leased, and the expiration date of the leases for the leased offices.

                                                 ORIGINAL DATE                LEASED
                                                   LEASED OR                    OR              DATE OF LEASE
LOCATION                                           ACQUIRED                   OWNED               EXPIRATION
--------                                           --------                   -----               ----------
EXECUTIVE OFFICE:
    4949 West Brown Deer Road..................      1991                     Owned
    Brown Deer, WI 53223

MILWAUKEE METRO AREA:
    Bayshore Mall..............................      1971                     Leased                 2009
    5900 N. Port Washington Road
    Glendale, WI 53217

    Brookfield.................................      1973*                    Owned
    17100 W. Capitol Drive
    Brookfield, WI 53005

    Brookfield Square..........................      1975                     Leased                 2006
    400 N. Moorland Road
    Brookfield, WI 53005

    Brown Deer.................................      1979                     Owned
    4801 W. Brown Deer Road
    Brown Deer, WI 53223

    Capitol Drive..............................      1976                     Owned
    8050 W. Capitol Drive
    Milwaukee, WI 53222

    Cedarburg..................................      1978*                    Leased                 2006
    W62 N248 Washington Avenue
    Cedarburg, WI 53012

    Downtown...................................      1955                     Owned
    510 E. Wisconsin Avenue
    Milwaukee, WI 53202

    Grafton....................................      1978                     Owned
    2030 Wisconsin Avenue
    Grafton, WI 53024

    Howell Avenue..............................      1977                     Owned
    3847 S. Howell Avenue
    Milwaukee, WI 53207

    Mayfair Mall...............................      2001                     Leased                 2011
    2600 N. Mayfair Road
    Wauwatosa, WI 53226

    Mequon.....................................      1970*                    Owned
    11249 N. Port Washington Road
    Mequon, WI 53092

    Oak Creek..................................      1972                     Owned
    8780 S. Howell Avenue
    Oak Creek, WI 53154

    Oklahoma Avenue............................      1982                     Owned
    6801 W. Oklahoma Avenue
    Milwaukee, WI 53219

                                                 ORIGINAL DATE                LEASED
                                                   LEASED OR                    OR              DATE OF LEASE
LOCATION                                           ACQUIRED                   OWNED               EXPIRATION
--------                                           --------                   -----               ----------
    Sherman Park...............................      1950*                    Owned
    4812 W. Burleigh Street
    Milwaukee, WI 53210

    Southgate..................................      1967                     Owned
    3340 S. 27th Street
    Milwaukee, WI 53215

    Southridge Mall............................      1978                     Leased                 2004
    5300 S. 76th Street
    Greendale, WI 53129

    Thiensville................................      1960*                    Owned
    208 N. Main Street
    Thiensville, WI 53092

    West Allis.................................      1976                     Owned
    10296 W. National Avenue
    West Allis, WI 53227

MADISON AREA:
    Downtown...................................      1980                     Leased                 2008
    23 S. Pinckney Street
    Madison, WI 53703

    West.......................................      1982                     Leased                 2011
    5521 Odana Road
    Madison, WI 53719

    Middleton..................................      1978                     Owned
    6209 Century Avenue
    Middleton, WI 53562

    Monona.....................................      1981                     Owned
    5320 Monona Drive
    Monona, WI 53716

JANESVILLE:....................................      1973                     Owned
    2111 Holiday Drive
    Janesville, WI 53545

SHEBOYGAN AREA:
    Sheboygan..................................      1973                     Owned
    801 N. 8th Street
    Sheboygan, WI 53081

    Sheboygan Motor Bank.......................      1984                     Owned
    730 N. 9th Street
    Sheboygan, WI 53081

BEAVER DAM:....................................      1975                     Owned
    130 W. Maple Avenue
    Beaver Dam, WI 53916

BELOIT: .......................................      1971                     Leased                 2012
    3 Beloit Mall Shopping Center
    Beloit, WI 53511

BERLIN: .......................................      1973                     Owned
    103 E. Huron Street
    Berlin, WI 54923

                                                 ORIGINAL DATE                LEASED
                                                   LEASED OR                    OR              DATE OF LEASE
LOCATION                                           ACQUIRED                   OWNED               EXPIRATION
--------                                           --------                   -----               ----------
FOND DU LAC:...................................      2000                     Owned
    W6606A Highway 23
    Fond du Lac, WI 54937

PORTAGE:.......................................      1976                     Owned
    145 E. Cook Street
    Portage, WI 53901

EAU CLAIRE:
    Downtown...................................      1968*                    Owned
    319 E. Grand Avenue
    Eau Claire, WI 54701

    Mall.......................................      1972*                    Owned
    2812 Mall Drive
    Eau Claire, WI 54701

    Cub Foods..................................      1996*                    Leased                 2005
    2717 Birch Street
    Eau Claire, WI 54703

    Pinehurst..................................      1986*                    Owned
    2722 Eddy Lane
    Eau Claire, WI 54703

CHIPPEWA FALLS AREA:
    Downtown...................................      1975*                    Owned
    35 W. Columbia
    Chippewa Falls, WI 54729

    Falls Pick'N Save..........................      1995*                    Leased                 2005
    303 Prairie View Road
    Chippewa Falls, WI 54729

MENOMONIE AREA:
    Downtown...................................      1967*                    Owned
    717 Main Street
    Menomonie, WI 54751

    North......................................      1978*                    Owned
    2409 Hils Ct. N.E
    Menomonie, WI 54751

RICE LAKE:.....................................      1979*                    Owned
    2850 Pioneer Avenue
    Rice Lake, WI 54868

BARRON: .......................................      1995*                     Owned
    1512 E. Division Ave. (Hwy. 8)
    Barron, WI 54812

BLOOMER:.......................................      1995*                    Owned
    1203 17th Avenue
    Bloomer, WI 54724

CORNELL:.......................................      1980*                    Leased            month to month
422 Main Street
Cornell, WI 54732

ELLSWORTH:.....................................      1975*                    Owned
    385 W. Main Street
    Ellsworth, WI 54011

                                                 ORIGINAL DATE                LEASED
                                                   LEASED OR                    OR              DATE OF LEASE
LOCATION                                           ACQUIRED                   OWNED               EXPIRATION
--------                                           --------                   -----               ----------
HAYWARD:.......................................      1984*                    Owned
    10562 Kansas Avenue
    Hayward, WI 54843

HUDSON: .......................................      1979*                     Owned
    2000 Crestview Drive
    Hudson, WI 54016

SPOONER:.......................................      1995*                    Owned
    500 Front Street
    Spooner, WI 54801

ST. CROIX FALLS:...............................      1980*                    Owned
    144 Washington Street N
    St. Croix Falls, WI 54024

STANLEY:.......................................      1978*                    Owned
    118 N. Broadway
    Stanley, WI 54768

GREATER GREEN BAY AREA:
    201 N. Monroe Avenue.......................      1975*                    Owned
    Green Bay, WI  54301-4995

    2255 University Avenue.....................      1970*                    Owned
    Green Bay, WI 54308-8046

    2357 S. Oneida Street......................      1971*                    Owned
    Green Bay, WI  54304-5286

    2603 Glendale Avenue.......................      1986*                    Owned
    Green Bay, WI  54313-6823

    2370 East Mason Street.....................      1985*                    Owned
    Green Bay, WI 54302-3347

    2424 West Mason Street.....................      1992*                    Owned
    Green Bay, WI 54303-4711

    201 West Walnut St. (Operations Center)....      1999*                    Leased                 2004
    Green Bay, WI 54303

    330 North Broadway.........................      1979*                    Owned
    De Pere, WI  54115-5250

    749 Main Avenue............................      1972*                    Owned
    De Pere, WI  54115-5190

FOX VALLEY AREA:
    Appleton...................................      1985                     Leased                 2004
    4323 W. Wisconsin Avenue
    Fox River Mall
    Appleton, WI 54915

    Neenah.....................................      1974                     Owned
    101 W. Wisconsin Avenue
    Neenah, WI 54956

                                                 ORIGINAL DATE                LEASED
                                                   LEASED OR                    OR              DATE OF LEASE
LOCATION                                           ACQUIRED                   OWNED               EXPIRATION
--------                                           --------                   -----               ----------
MARINETTE AREA:
    830 Pierce Avenue..........................      1972*                    Owned
    Marinette, WI  54143-0318

    Pine Tree Mall.............................      1978*                    Leased                 2003
    2314 Roosevelt Road
    Marinette, WI  54143-0345

PESHTIGO:
    616 French Street..........................      1975*                    Owned
    Peshtigo, WI  54157-0193

CRIVITZ:
    315 Highway 141............................      1985*                    Owned
    Crivitz, WI   54114-0340

SHAWANO:
    835 E. Green Bay Avenue....................      1981*                    Owned
    Shawano, WI  54166-0396

NEW LONDON:
    101 Park Street............................      1969*                    Owned
    New London, WI 54961

HORTONVILLE:
    209 South Nash Street......................      1979*                    Owned
    Hortonville, WI  54944

BRILLION:
    314 N. Main Street.........................      1973*                    Owned
    Brillion, WI  54110-1198

NEW HOLSTEIN:
    2205 Wisconsin Avenue......................      1976*                    Owned
    New Holstein,  WI  53061-1291

KIEL:
    622 Fremont Street.........................      1970*                    Owned
    Kiel, WI   53042-1321

STURGEON BAY:
    1227 Egg Harbor Road.......................      1978*                    Owned
    Sturgeon Bay, WI  54235-0068

WOODBURY, MINNESOTA:...........................      1995*                    Owned
    8420 City Centre Drive
    Woodbury, MN 55125

----------
*     Date originally opened by an acquired institution

In addition, the Bank owns two parcels of undeveloped land through its MC Development subsidiary. The 15 acre Brown Deer parcel is comprised of four lots consisting of 2.9 to 4.3 acres and was part of a larger property that was acquired in 1988 to accommodate the construction of a new corporate headquarters building. Each of the lots is available for sale and is designed to accommodate 60,000 to 75,000 square foot office buildings. The net book value of the four lots is $1.6 million. The 318 acre Oconomowoc parcel was held by an acquired institution that obtained it through a foreclosure. It is located in an area of the City of Oconomowoc that has seen considerable residential development. All of the necessary utilities are available to the property and it will be marketed for residential development in a manner that will attempt to maximize its potential value. The parcel has a net book value of $345,000.

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

                                              OFFICES AND POSITIONS
                                          WITH BANK MUTUAL CORPORATION              PRESENT OFFICE
NAME                       AGE                 AND ITS SUBSIDIARIES                  HELD SINCE(1)
----                       ---                 --------------------                  -------------
Michael T. Crowley, Jr.    60        Director, Chairman and Chief                       1983(2)
                                     Executive Officer of Bank Mutual;
                                     Director, President and Chief
                                     Executive Officer the Bank.

Michael D.  Meeuwsen       49        Director, President and Chief                      1989(3)
                                     Operating Officer of Bank
                                     Mutual; Director, Executive Vice
                                     President and Chief Operating Officer
                                     of the Bank.

Eugene H. Maurer, Jr.      57        Senior Vice President and Secretary of             1982(4)
                                     Bank Mutual; Senior Vice President,
                                     Chief Financial Officer, Treasurer and
                                     Secretary of the Bank.

Rick B.  Colberg           50        Chief Financial Officer of Bank Mutual;            1980(5)
                                     Vice President of the Bank.

Marlene M. Scholz          57        Senior Vice President of Bank Mutual;              1981(6)
                                     Senior Vice President and Controller of
                                     the Bank.

----------
(1) Indicates date when individual first held office with Mutual Savings Bank or First Northern Savings Bank. Each of these persons became a Bank Mutual executive officer in 2000.

(2) Michael T. Crowley, Jr. is the chairman and chief executive officer of Bank Mutual. He also is president and chief executive officer of the Bank; he has served in those capacities since 1983 and 1985, respectively. He also serves as a director of various Bank subsidiaries. Mr. Crowley, Jr. also is a director of PULSE EFT Association, an ATM network of which the Bank is a member.

(3) Michael D. Meeuwsen is the president and chief operating officer of Bank Mutual He also has been executive vice president and chief operating officer of the Bank since 2003, when First Northern Savings Bank merged into it. Previously, he was president and chief executive officer of First Northern Savings Bank: he had served as president since 1989 and chief executive officer since 1990.

(4) Eugene H. Maurer, Jr. is the senior vice president of Bank Mutual. He is also the senior vice president, secretary-treasurer and chief financial officer of the Bank. He has held those positions since 1982. Mr. Maurer also serves as an officer of several of the Bank's subsidiaries.

(5) Rick B. Colberg is the chief financial officer of Bank Mutual. He is also Vice President of the Bank since 2003, when First Northern Savings Bank merged into it. Previously he was senior vice president, chief financial officer, and treasurer of First Northern Savings Bank; he had served as chief financial officer since 1980, treasurer since 1982 and senior vice president since 1997. He serves as as an officer and director of some of the Bank's subsidiaries.

(6) Marlene M. Scholz is a senior vice president of Bank Mutual. She is senior vice president and controller of the Bank. She has served in that position since 1981 and serves as the Bank's principal accounting officer. Ms. Scholz also serves as an officer of several Bank subsidiaries.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Bank Mutual Corporation is traded on The Nasdaq Stock Market(R) under the symbol "BKMU."

As of March 10, 2003, there were 21,411,971 shares of common stock outstanding and approximately 4,204 shareholders of record of the common stock. Bank Mutual became a publicly held corporation on November 1, 2000 and we did not pay a cash dividend in 2000. We paid a cash dividend of $0.34 per share in 2002 except for shares owned by MHC, which waived dividends for 2002. We increased our cash dividend to $0.10 per share to shareholders of record on February 19, 2003 and paid March 4, 2003.

We anticipate that we will continue to pay quarterly cash dividends on our common stock, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment of dividends in the future is discretionary with our board of directors and will depend on our operating results and financial condition, regulatory limitations, tax considerations and other factors. For 2002 and 2003, the MHC has waived dividends from Bank Mutual.

Interest on deposits will be paid prior to payment of dividends on Bank Mutual's common stock. Earnings appropriated to bad debt reserves and deducted for federal income tax purposes cannot be used to pay cash dividends without the payment of federal income taxes on the amounts removed from the reserves for such purpose at the then current income tax rate.

Our common stock trades on The Nasdaq Stock Market(R). The high and low trading prices since November 2, 2000 through December 31, 2002, by quarter, and the dividends paid in each quarter, were as follows:

                        COMMON STOCK TRADING PRICE RANGE
                           (High and Low Sales Price)

                              2002                    2001                     2000
                      -------------------     -------------------     --------------------
                        High        Low         High        Low         High         Low
                      -------     -------     -------     -------     -------      -------
      1st Quarter     $ 17.50     $ 15.23     $ 11.72     $  9.44         n/a          n/a
      2nd Quarter     $ 20.84     $ 17.00     $ 14.31     $ 10.25         n/a          n/a
      3rd Quarter     $ 21.78     $ 17.55     $ 18.00     $ 13.60         n/a          n/a
      4th Quarter     $ 25.50     $ 20.06     $ 17.04     $ 14.85     $ 10.25*     $  7.75*
                      -------     -------     -------     -------     -------      -------

* The price is the high and low sales price from November 1, 2000 (date of restructuring) to December 31, 2000.

                               CASH DIVIDENDS PAID

                                                       2002         2001
                                                     --------     --------
      1st Quarter                                    $   0.08     $   0.07
      2nd Quarter                                        0.08         0.07
      3rd Quarter                                        0.09         0.07
      4th Quarter                                        0.09         0.07
                                                     --------     --------
                                                     $   0.34     $   0.28
                                                     ========     ========

* A cash dividend of $0.10 per share, an 11.1% increase over the fourth quarter of 2002 cash dividend of $0.09 per share, was paid on March 4, 2003 to shareholders of record on February 19, 2003.

During the first two months of 2003, Bank Mutual's common stock sales price ranged between $24.15 to $21.53 per share, and closed on February 28, 2003 at $22.96 per share.

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

                                                                                  AT DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                         2002           2001           2000              1999              1998
                                                     -----------    -----------    -----------       -----------        ----------
                                                              (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
SELECTED FINANCIAL CONDITION DATA:
Total assets .....................................   $ 2,843,328    $ 2,905,790    $ 2,789,532       $ 1,769,506        $1,872,862
Loans receivable, net ............................     1,685,662      1,831,155      1,972,636         1,082,795         1,037,589
Loans held for sale ..............................        46,971         32,321          7,469               541            27,723
Securities available-for-sale, at fair value:
   Investment securities .........................        73,226         93,059         94,129            57,763           116,534
   Mortgage-related securities ...................       618,123        521,084        464,873           374,100           270,897
Foreclosed properties and repossessed assets .....           750            382          2,281             3,018             3,505
Goodwill .........................................        52,570         52,570         55,967             8,254(2)         21,162
Other intangible assets ..........................         5,734          6,396          7,057             3,242(2)          8,624
Mortgage servicing rights ........................         3,060          4,251          3,442             1,430             1,520
Deposits .........................................     2,126,655      2,090,440      1,894,820         1,343,007         1,398,858
Borrowings .......................................       354,978        465,360        567,624           242,699           270,822
Shareholders' equity .............................       323,075        304,098        284,397           163,820           175,743
Tangible shareholders' equity ....................       264,011        243,486        220,757           152,194           147,895
Number of shares outstanding - net of treasury
  stock ..........................................    21,752,971     22,337,165     22,341,665               n/a               n/a
Book value per share .............................         14.85          13.61          12.73               n/a               n/a
Tangible book value per share ....................         12.14          10.90           9.88               n/a               n/a

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                        2002           2001           2000              1999(2)           1998
                                                     -----------    -----------    -----------       -----------        ----------
                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNT)
SELECTED OPERATING DATA:
Total interest income ............................   $   165,432    $   190,986    $   135,711       $   118,302        $  125,470
Total interest expense ...........................        87,678        119,372         84,980            75,337            80,017
                                                     -----------    -----------    -----------       -----------        ----------
   Net interest income ...........................        77,754         71,614         50,731            42,965            45,453
Provision for loan losses ........................           760            723            423               350               637
                                                     -----------    -----------    -----------       -----------        ----------
   Net interest income after provision for loan
     losses ......................................        76,994         70,891         50,308            42,615            44,816
                                                     -----------    -----------    -----------       -----------        ----------
Total noninterest income .........................        16,676         16,480          9,250             7,984             8,440
                                                     -----------    -----------    -----------       -----------        ----------
Noninterest expense:
   Amortization of goodwill ......................            --          3,098          1,066            12,908(2)          1,749
   Amortization of other intangible assets .......           662            662            331             5,382               989
Total noninterest expense ........................        54,169         55,004         36,144            51,279            35,521
                                                     -----------    -----------    -----------       -----------        ----------
Income (loss) before income taxes ................        39,501         32,367         23,414              (680)           17,735
Income tax expense ...............................        12,956         12,084          8,709             3,803             6,584
                                                     -----------    -----------    -----------       -----------        ----------
Net income (loss) ................................   $    26,545    $    20,283    $    14,705       $    (4,483)       $   11,151
                                                     ===========    ===========    ===========       ===========        ==========
Earnings per share-basic .........................   $      1.26    $      0.95    $      0.15(1)            n/a               n/a
Earnings per share-diluted .......................   $      1.23    $      0.94    $      0.15(1)            n/a               n/a
Cash dividends paid per share ....................   $      0.34    $      0.28            n/a               n/a               n/a

                                                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                     2002       2001       2000       1999          1998
                                                                    ------     ------     ------     ------        ------
SELECTED FINANCIAL RATIOS:
Net interest margin (3) ........................................      2.88%      2.67%      2.76%      2.44%         2.58%
Net interest rate spread .......................................      2.52       2.22       2.26       2.03          2.16
Return on average assets .......................................      0.92       0.71       0.76      (0.24)(2)      0.60
Return on assets, excluding goodwill(4) ........................      0.92       0.82       0.82       0.46          0.70
Return on average shareholders' equity .........................      8.44       6.85       7.86      (2.55)(2)      6.57
Return on average shareholders' equity, excluding goodwill(4) ..      8.44       7.89       8.43       4.79          7.60
Efficiency ratio, excluding amortization of goodwill (4)(5) ....     57.36      58.92      58.48      75.31         62.66
Noninterest expense (excluding amortization of
   goodwill) as a percent of adjusted average assets(4) ........      1.88       1.82       1.82       2.09          1.83
Shareholders' equity to total assets ...........................     11.36      10.47      10.20       9.26          9.38
Tangible shareholders' equity to adjusted total assets (6) .....      9.48       8.57       8.11       8.66          8.02

SELECTED ASSET QUALITY RATIOS:
Non-performing loans to loans receivable, net ..................      0.50%      0.19%      0.16%      0.44%         0.65%
Non-performing assets to total assets ..........................      0.32       0.14       0.19       0.44          0.55
Allowance for loan losses to non-performing loans ..............    151.87     345.90     392.12     144.54        101.86
Allowance for loan losses to non-performing assets .............    139.40     312.13     226.55      88.79         66.98
Allowance for loan losses to total loans receivable, net .......      0.76       0.67       0.62       0.64          0.66
Charge-offs to average loans ...................................      0.01       0.04       0.01       0.02          0.08

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

(3) Net interest margin is calculated by dividing net interest income by average earnings assets.

(4) In 2002, accounting rules concerning the amortization of goodwill changed. These ratios are being presented "excluding goodwill" so as to make them comparable amongst the years presented and to eliminate the unusual effect of the goodwill impairment in 1999 which distorts year-to-year comparisons.

(5) Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

(6) The ratio is calculated by dividing total shareholders' equity minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights by the sum of total assets minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bank Mutual is a United States corporation chartered by the OTS. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and as of November 1, 2000, converted from a mutual savings bank to a mutual holding company. Bank Mutual became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC, a U.S.-chartered mutual holding company of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares, or 51.5% of Bank Mutual's outstanding common stock.

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

On November 1, 2000, Bank Mutual acquired First Northern Capital Corp. ("First Northern"), the parent of First Northern Savings Bank. In the First Northern Acquisition, Bank Mutual issued to former First Northern shareholders 5,007,485 shares of Bank Mutual common stock and paid $75.1 million in cash. The First Northern Acquisition was accounted for using the purchase method of accounting; therefore, First Northern results and financial data are included in Bank Mutual results and financial data only from and after the November 1, 2000 acquisition date. Prior to that date, the data are those of Mutual Savings Bank. The First Northern Acquisition substantially affects the comparison of the financial condition of Bank Mutual at December 31, 2000, and the comparison of results of operations for 2000.

On March 16, 2003, Mutual Savings Bank and First Northern Savings Bank combined to form a single subsidiary bank of Bank Mutual. There are no expected office closings or sales, and no employees are expected to be severed as a result of the combination.

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

SIGNIFICANT ACCOUNTING POLICIES

There are a number of accounting policies that we established which require us to use our judgement. Some of the more significant policies are as follows:

      - Establishing the amount of the allowance for loan losses requires the use of our judgement. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. See "Notes to Consolidated Financial Statements--Note 1. Summary of Significant Accounting Policies--Allowance for Loan Losses" for a discussion of the risk components. If we misjudge a major component and experience a loss, it will likely affect our earnings. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

      - Another valuation that requires our judgement relates to mortgage servicing rights. Essentially, mortgage servicing rights are established on loans (primarily mortgage loans) that we originate and sell. We allocate a portion of a loan's book basis to mortgage servicing rights when a loan is sold, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if our actual prepayment experience exceeds what we originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. This impairment would be recorded as a charge to earnings as experienced in 2002.

      - We also use our judgement in the valuation of other intangible assets (core deposit based intangibles). Core deposit based intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit based intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

      - We review goodwill at least annually for impairment, which requires the use of our judgement. Goodwill has been recorded as a result of two acquisitions in which purchase price exceeded the fair value of net assets acquired. We analyze the price paid for those acquisitions and compare those to a number of current indices. In particular, we look at the price paid as a percent of assets; price paid to deposits; premium paid to core deposits; and other indicators. If the current indices are such that would indicate that the existing goodwill is more than the goodwill that would be developed by doing the same transaction today, impairment would occur and as such, would be charged to current earnings.

COMPARISONS OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND 2001

Bank Mutual's total assets decreased $62.5 million, or 2.1%, to $2.84 billion at December 31, 2002 as compared to $2.91 billion at December 31, 2001. The decrease in assets was the result of loan sales, the proceeds of which reduced the mortgage loan portfolio, and were used to pay off borrowings. These and other factors affecting the total assets are discussed in more detail below.

Federal funds sold decreased by $10.0 million to $165.0 million at December 31, 2002 as compared to $175.0 million at December 31, 2001. The decrease was primarily the result of using the federal funds sold to purchase mortgage-related securities.

Investment securities available-for-sale decreased $19.8 million as a result of maturing investments which were primarily reinvested into mortgage-related securities.

Mortgage-related securities increased $97.0 million to $618.1 million at December 31, 2002 as compared to $521.1 million at December 31, 2001. Throughout 2002, mortgage-related securities experienced continued historically high rates of repayments due to the prepayments of the underlying mortgage loans which in turn resulted from the high level of refinancing activity. The majority of cash from these prepayments were reinvested into mortgage-related securities. The effect of these purchases was to reduce the average yield on mortgage-related investment portfolio to 5.60% during December 31, 2002 as compared to 6.46% during December 31, 2001. See Item 1 hereof for further information as to our investment portfolio; the caption "Investment Activities" is incorporated herein by reference.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

                                                        DURING THE YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                                2002           2001
                                                             ----------      --------
                                                                   (In thousands)
Originations:
    Mortgage loans ...............................           $  752,771      $691,466
    Consumer loans ...............................              293,320       242,580
    Commercial business loans ....................               27,141        30,202
                                                             ----------      --------
        Total loans originated ...................            1,073,232       964,248

Purchases:
    Mortgage loans ...............................                4,042         8,885
                                                             ----------      --------
        Total loans purchased ....................                4,042         8,885
                                                             ----------      --------

Total loans originated and purchased .............           $1,077,274      $973,133
                                                             ==========      ========

Loan originations increased $109.0 million in 2002 primarily as a result of historically low interest rates which prompted consumers to refinance their existing loans. Existing higher interest rate fixed rate mortgage loans and adjustable rate mortgage loans were refinanced primarily into lower interest rate fixed rate mortgage loans. These fixed rate mortgage loans were sold in the secondary market which resulted in a net reduction in our mortgage loan portfolio. Consumer loan originations also increased substantially as a result of special product offerings (such as a 10 year fixed rate fully amortizing second mortgage loan) and consumers refinancing their existing debt. A majority of the consumer loan originations were second mortgage loans. Commercial business loan originations decreased in 2002 as a result of the slowdown of the economy and the resulting hesitation by businesses to expand or increase production. We anticipate that we will continue our emphasis on consumer and commercial loan originations as it aids in our interest rate risk management and provides for higher yields, although at somewhat more risk than traditional mortgage products.

Total loans receivable-net decreased $145.5 million as a result of our sale of $368.6 million of fixed rate single family mortgage loans which was not fully offset by the origination or purchases of new loans added to the portfolio. We sell a majority of our fixed rate mortgage loan originations to reduce our interest rate risk. Within the total loan portfolio, our commercial real estate portfolio increased $21.4 million, our construction and development loans increased $1.6 million, our consumer loan portfolio grew $16.6 million and our commercial business portfolio grew $128,000. We continued to emphasize growth in these portfolios to meet the needs in our market area. Our one-to-four family portfolio decreased $164.5 million and our multi-family decreased $19.7 million as a result of customer refinancings and, in the case of our one-to-four family mortgage loans, the decrease was also due to the sales of fixed rate mortgage loans. For further information on our loans, see "Asset Quality" in Item 1 hereof, which is incorporated herein by reference.

Goodwill resulted from the acquisition of First Northern in 2000 and First Federal Bancshares of Eau Claire ("First Federal") in 1997. Under the Financial Accounting Standards Board ("FASB") No. 142 "Goodwill and Other Intangible Assets" goodwill is tested at least annually for impairment. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired. An impairment occurred in 1999 with respect to $15.6 million of intangible assets resulting from the 1997 acquisition of First Federal.

Other intangible assets are composed of core deposit based intangibles which were also the result of the First Northern and First Federal acquisitions. Other intangible assets are amortized over its expected life and tested for impairment at least annually.

Mortgage servicing rights are established on loans (primarily mortgage loans) that we originate and sell. See "Significant Accounting Policies" above and within "Comparisons of Operating Results for Years Ended December 31, 2002 and 2001--Noninterest Income" below for a further discussion of mortgage servicing rights.

Other assets are comprised of the following:

                                                              AT DECEMBER 31,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------
                                                              (IN THOUSANDS)
Accrued Interest:
    Mortgage-related securities ......................     $  2,481     $  2,431
    Investment securities ............................        1,516        1,721
    Loans receivable .................................        7,399        9,436
                                                           --------     --------
            Total accrued interest ...................       11,396       13,588

Foreclosed properties and repossessed assets .........          750          382
Premises and equipment ...............................       44,034       43,187
Federal Home Loan Bank stock, at cost ................       32,885       31,233
Life insurance policies ..............................       17,141       15,938
Other ................................................       10,017        8,714
                                                           --------     --------
                                                           $116,223     $113,042
                                                           ========     ========

Our foreclosed properties and repossessed assets increased $368,000 to $750,000 at December 31, 2002 as a result of foreclosures on a few single family homes. We believe that we continue to have good quality assets and the homes, boats, recreational vehicles and other items that have been repossessed, are small in dollar amount in comparison to the size of our loan portfolio.

Premises and equipment increased $847,000 in 2002 as a result of purchasing new computer equipment and software for both subsidiary banks in anticipation of our March 2003 combination. We also have purchased a new loan origination system which is being integrated into our operations. The effect of these two events was to increase our equipment depreciation expense. In addition, we are establishing a new office in Menomonee Falls, WI (a suburb of Milwaukee, WI) and a replacement office for our Ashwaubenon office ( a village adjacent to Green Bay, WI). It is anticipated the Menomonee Falls office will cost approximately $1.5 million and the Ashwaubenon office will cost approximately $1.2 million. Both offices are expected to be operational in the third or fourth quarter of 2003.

FHLB of Chicago stock increased $1.7 million primarily as a result of stock dividends paid by the FHLB of Chicago. The FHLB of Chicago requires the ownership of FHLB of Chicago stock to borrow. The FHLB of Chicago has targeted a rate of return for their stock of 1% over the 1 year constant maturity Treasury note yield. Historically, the FHLB of Chicago stock has met or exceeded its targeted returns but we cannot assure that will continue. See "Notes to Consolidated Financial Statements--Note 7. Borrowings."

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

Deposits increased $36.2 million in the year 2002. We believe the stock market decline in 2001 and 2002, coupled with world events throughout this period, have made some consumers re-evaluate their investment objectives and, hence, their investment portfolios. As a result of this re-evaluation, more investors have included a greater percentage of insured deposits within their investment mix. We also believe that deposit growth (or shrinkage) in 2003 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

Our borrowings decreased $110.4 million in 2002 as a result of the cash received from loan sales and the increase in deposits. We anticipate that we will continue to pay off maturing borrowings in 2003 as a result of our cash position, although our ability to make those payments will depend upon our actual future results and our future financial needs.

Most of our borrowings are from the Federal Home Loan Bank of Chicago. Of these amounts, approximately $205.0 million are callable by the FHLB. We reflect them in our financial statements as due in 2004, which is their stated maturity date, because we have received indications from the FHLB that other borrowings would be available if the borrowings are called earlier.

Shareholders' equity increased $19.0 million as a result of net income, increased comprehensive income and stock option exercises offset by the repurchase of our common stock and the payment of cash dividends. Our shareholders' equity to total asset ratio at December 31, 2002 was 11.4% as compared to 10.5% at December 31, 2001. We began a stock repurchase program in 2001 and as of December 31, 2002, we had repurchased 956,000 shares at an average cost of $18.14 per share. We used 329,000 of the 956,000 shares repurchased to institute a restricted stock awards program under the Bank Mutual Corporation 2001 Stock Incentive Plan, which shareholders approved in May 2001. See "Notes to Consolidated Financial Statements--Note 10. Stock-Based Benefit Plans." After December 31, 2002, through February 28, 2003, we purchased an additional 342,000 shares at an average cost of $23.42 per share.

We increased our quarterly cash dividend to $0.08 per share for the first two quarters of 2002 and again increased the cash dividend to $0.09 per share for the last two quarters of 2002 for a total cash dividend paid in 2002 of $0.34 per share. The 2002 dividend payout was 12.8% since Mutual Savings Bancorp, MHC elected to waive cash dividends in 2002 on its 11,193,174 shares of Bank Mutual.

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

                                                          AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
                                             -----------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                              2002                                  2001
                                             ----------------------------------    ---------------------------------
                                                            INTEREST    AVERAGE                   INTEREST   AVERAGE
                                               AVERAGE       EARNED/    YIELD/       AVERAGE       EARNED/    YIELD/
                                               BALANCE        PAID       COST        BALANCE        PAID       COST
                                               -------        ----       ----        -------        ----       ----
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS (1):
   Loans receivable, net ...............     $1,808,861     $124,490     6.88%     $1,932,281     $147,558     7.64%
   Mortgage-related securities .........        576,259       32,256     5.60         480,856       31,042     6.46
   Investment securities ...............        120,015        5,580     4.65         145,889        8,212     5.63
   Interest-earning deposits ...........         27,991          431     1.54          29,485          994     3.37
   Federal funds .......................        162,137        2,675     1.65          96,142        3,180     3.31
                                             ----------     --------     ----      ----------     --------     ----
     Total interest-earning assets .....      2,695,263      165,432     6.14       2,684,653      190,986     7.11
Noninterest-earning assets .............        179,081                               174,909
                                             ----------                            ----------
     Total average assets ..............     $2,874,344                            $2,859,562
                                             ==========                            ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   Savings deposits ....................     $  229,303        2,402     1.05      $  209,020        3,902     1.87
   Money market accounts ...............        349,868        6,673     1.91         318,211       12,200     3.83
   Interest-bearing
     demand accounts ...................        141,328          833     0.59         128,435        1,208     0.94
   Time deposits .......................      1,281,258       54,983     4.29       1,262,584       71,974     5.70
                                             ----------     --------     ----      ----------     --------     ----
     Total deposits ....................      2,001,757       64,891     3.24       1,918,250       89,284     4.65
   Advance payment by borrowers
     for taxes and insurance ...........         21,401          243     1.14          22,307          399     1.79
   Borrowings ..........................        398,684       22,544     5.65         502,881       29,689     5.90
                                             ----------     --------     ----      ----------     --------     ----
     Total interest-
         bearing liabilities ...........      2,421,842       87,678     3.62       2,443,438      119,372     4.89
                                             ----------     --------     ----      ----------     --------     ----

NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing
     deposits ..........................         92,988                                82,368
   Other noninterest-
     bearing liabilities ...............         44,836                                37,362
                                             ----------                            ----------
     Total noninterest-
     bearing liabilities ...............        137,824                               119,730
                                             ----------                            ----------
     Total liabilities .................      2,559,666                             2,563,168
   Equity ..............................        314,678                               296,394
                                             ----------                            ----------
     Total average liabilities
         and equity ....................     $2,874,344                            $2,859,562
                                             ==========                            ==========
Net interest income and net
     interest rate spread (2) ..........                    $ 77,754     2.52                     $ 71,614     2.22
                                                            ========                              ========
Net interest-earning
     assets and net interest
          margin (3) ...................     $  273,421                  2.88%     $  241,215                  2.67%
                                             ==========                  ====      ==========                  ====
Average interest-earnings
   assets to average interest-
   bearing liabilities .................          1.11x                                 1.10x

                                              AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
                                              ---------------------------------------------
                                                         YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                                    2000
                                                    ---------------------------------
                                                                   INTEREST   AVERAGE
                                                      AVERAGE       EARNED     YIELD
                                                      BALANCE        PAID       COST
                                                      -------        ----       ----
                                                          (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS (1):
   Loans receivable, net ...............            $1,263,100     $ 96,511     7.64%
   Mortgage-related securities .........               466,924       31,725     6.79
   Investment securities ...............                74,396        5,412     7.27
   Interest-earning deposits ...........                12,735          791     6.21
   Federal funds .......................                20,708        1,272     6.14
                                                    ----------     --------     ----
     Total interest-earning assets .....             1,837,863      135,711     7.38
                                                                   --------
Noninterest-earning assets .............                91,401
                                                    ----------
     Total average assets ..............            $1,929,264
                                                    ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   Savings deposits ....................            $  157,516        3,837     2.44
   Money market accounts ...............               233,549       12,208     5.23
   Interest-bearing
     demand accounts ...................                96,432          992     1.03
   Time deposits .......................               849,328       48,750     5.74
                                                    ----------     --------     ----
     Total deposits ....................             1,336,825       65,787     4.92
   Advance payment by borrowers
     for taxes and insurance ...........                14,047          332     2.36
   Borrowings ..........................               309,746       18,861     6.09
                                                    ----------     --------     ----
     Total interest-
         bearing liabilities ...........             1,660,618       84,980     5.12
                                                    ----------     --------     ----

NONINTEREST-BEARING LIABILITIES
   Noninterest-bearing
     deposits ..........................                50,959
   Other noninterest-
     bearing liabilities ...............                30,706
                                                    ----------
     Total noninterest-
     bearing liabilities ...............                81,655
                                                    ----------
     Total liabilities .................             1,742,283
   Equity ..............................               186,981
                                                    ----------
     Total average liabilities
         and equity ....................            $1,929,264
                                                    ==========
Net interest income and net
     interest rate spread (2) ..........                           $ 50,731     2.26
                                                                   ========
Net interest-earning
     assets and net interest
          margin (3) ...................            $  177,245                  2.76%
                                                    ==========                  ====
Average interest-earnings
   assets to average interest-
   bearing liabilities .................                 1.11x

(1) For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2) Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.

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

                                                  YEAR ENDED DECEMBER 31,
                                                   2002 COMPARED TO 2001
                                                INCREASE (DECREASE) DUE TO
                                                --------------------------
                                            VOLUME         RATE           NET
                                           --------      --------      --------
                                                      (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable .....................     $ (9,062)     $(14,006)     $(23,068)
Mortgage-related securities ..........        5,678        (4,464)        1,214
Investment securities ................       (1,328)       (1,304)       (2,632)
Interest-earning deposits ............          (48)         (515)         (563)
Federal funds ........................        1,551        (2,056)         (505)
                                           --------      --------      --------
        Total ........................       (3,209)      (22,345)      (25,554)
                                           --------      --------      --------
INTEREST-BEARING LIABILITIES:
Savings deposits .....................          349        (1,849)       (1,500)
Money market deposits ................        1,111        (6,638)       (5,527)
Interest-bearing demand deposits .....          111          (486)         (375)
Time deposits ........................        1,049       (18,040)      (16,991)
Advance payment by borrowers for
   taxes and insurance ...............          (15)         (141)         (156)
Borrowings ...........................       (5,932)       (1,213)       (7,145)
                                           --------      --------      --------
             Total ...................       (3,327)      (28,367)      (31,694)
                                           --------      --------      --------
Net change in net interest income ....     $    118      $  6,022      $  6,140
                                           ========      ========      ========

                                                  YEAR ENDED DECEMBER 31,
                                                   2001 COMPARED TO 2000
                                                INCREASE (DECREASE) DUE TO
                                                --------------------------
                                            VOLUME         RATE           NET
                                           --------      --------      --------
                                                      (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable .....................     $ 51,047      $     --      $ 51,047
Mortgage-related securities ..........          886        (1,569)         (683)
Investment securities ................        4,243        (1,443)        2,800
Interest-earning deposits ............          687          (484)          203
Federal funds ........................        2,734          (826)        1,908
                                           --------      --------      --------
        Total ........................       59,597        (4,322)       55,275
                                           --------      --------      --------
INTEREST-BEARING LIABILITIES:
Savings deposits .....................        1,085        (1,020)           65
Money market deposits ................        3,765        (3,773)           (8)
Interest-bearing demand deposits .....          309           (93)          216
Time deposits ........................       23,566          (342)       23,224
Advance payment by borrowers for
   taxes and insurance ...............          161           (94)           67
Borrowings ...........................       11,434          (606)       10,828
                                           --------      --------      --------
             Total ...................       40,320        (5,928)       34,392
                                           --------      --------      --------
Net change in net interest income ....     $ 19,277      $  1,606      $ 20,883
                                           ========      ========      ========

COMPARISONS OF OPERATING RESULTS FOR YEARS ENDED DECEMBER 31, 2002 AND 2001

GENERAL

Net income for the year ended December 31, 2002 was $26.5 million as compared to $20.3 million for the year ended December 31, 2001. The increase is primarily a result of historically low interest rates (which produced record mortgage loan originations and sales), the elimination of goodwill amortization, gains on the sales of loans and increased net interest margin, partially offset by the impairment of mortgage servicing rights.

NET INTEREST INCOME

Net interest income for 2002 increased $6.1 million, or 8.6%, to $77.8 million for 2002 as compared to $71.6 million for 2001. Net interest income increased primarily as a result of the increase in the net interest margin. The net interest margin for 2002 was 2.88%, as compared to 2.67% in 2001. The Federal Reserve reduced interest rates which helped to improve the net interest margin for the Banks. Historically, reduced interest rates have improved the net interest margin, as the Banks were generally able to reduce the interest rates paid on interest-bearing liabilities more quickly than interest rates charged on interest-earning assets. That effect benefited results in 2002; however, the high level of mortgage refinancing activity in which higher interest rate mortgage loans were paid off and the sales of fixed rate mortgage loans partially offset the effects of the reduced cost of interest-bearing liabilities.

NET INTEREST INCOME OUTLOOK

Because of the length of time in which interest rates have been declining and the unprecedented levels of refinancing activity, we expect that we will experience, at least in early 2003, a somewhat different effect than we have recently experienced. The loan refinancing has reduced yields on loans going forward more quickly than we are able to reduce the already substantially lowered interest rates on deposits and other liabilities. Further, a significant portion of the proceeds of loan refinancings have been reinvested in relatively lower-yielding investment securities, as we generally sell fixed rate mortgages.

If interest rates continue to remain stable or move lower in 2003, we anticipate that our net interest margin would be compressed (reduced) as a result of the continued reductions to the yields on interest-earning assets as compared to a more modest decrease to rates on our interest-bearing liabilities. As a result of that compression, we would expect that our net income would be reduced in 2003 as compared to 2002, which we expect would reduce net interest income. If, however, interest rates begin to rise during 2003, there could be a positive effect on the loan portfolio, resulting from increased originations of adjustable rate loans, which in turn may offset the reductions in yields and net interest income.

TOTAL INTEREST INCOME

Total interest income decreased $25.6 million or 13.4% to $165.4 million as compared to $191.0 million for 2001. The decrease was primarily the result of existing mortgage loans refinancing to a lower interest rate; sales of fixed rate mortgage loans and using the proceeds from the sales to invest in mortgage-related securities (purchased at a lower yield than the yields on the loans sold); and prepayments on higher yielding mortgage-related securities.

Interest income on loans decreased $23.1 million or 15.6% primarily as a result of the refinancing of existing loans to lower interest rate loans, originations at interest rates that were below the existing yield on the portfolio and to a lesser extent, downward interest rate modifications on certain existing loans. Although we had record loan originations, a majority of those originations were fixed rate. We sell the majority of our fixed rate single family mortgage loans to the secondary market which helps us to manage our interest rate risk. These actions reduced our average yield to 6.88% in 2002 as compared to 7.64% in 2001.

Interest on investments decreased $2.6 million in 2002 as compared to 2001 as a result of maturing investments being reinvested at a lower yield and some of the maturing dollars being invested into mortgage-related securities.

Interest on mortgage-related securities increased $1.2 million in 2002 as a result of additional mortgage-related securities outstanding offset by the reduced yield on the portfolio. The average mortgage-related securities outstanding for 2002 was $576.3 million as compared to $480.9 million in 2001. The average yield on this portfolio was 5.60% for 2002 as compared to 6.46% in 2001. The decrease in yield was the result of prepayments of higher yielding mortgage-related securities and the reinvestment of those dollars and additional funds into lower yielding mortgage-related securities.

Interest income on interest-earning deposits (which includes investments in Federal Funds) decreased $1.1 million to $3.1 million in 2002 as compared to $4.2 million in 2001. Although the average balance for 2002 increased $64.5 million as compared to the 2001 average balance, the primary reason for the decrease in interest income was the reduced average yield earned on those deposits. The yield on interest-earning deposits was substantially impacted by the Federal Reserve's interest rate reductions throughout 2001 and the one Federal Reserve interest rate reduction in 2002 which affected market interest rates.

TOTAL INTEREST EXPENSE

Interest expense on deposits decreased substantially in 2002. The decrease of $24.4 million, or 27.3%, was the result of the decreased cost of those deposits partially offset by the growth in deposits. We believe the growth in deposits was the result of continued uncertainties in the stock market and world events. At the same time, market interest rates were being decreased thereby reducing the cost of new and renewing deposits. The average cost of deposits for 2002 was 3.24% as compared to 4.65% in 2001. If the stock market value would rise or world events stabilized, we believe some of the deposits we acquired in 2002 and 2001 may be withdrawn to fund customer investments in the stock market. In addition, market interest rates may rise and increase the cost of our deposits.

Interest expense on borrowings decreased $7.1 million to $22.5 million in 2002 as compared to $29.7 million in 2001. The decrease was the result of maturing borrowings being paid-off.

PROVISIONS FOR LOAN LOSSES

We provided $760,000 for loan losses in 2002 as compared to $723,000 in 2001. The provision in 2002 was in response to increased commercial loan delinquencies, charge-offs, changes in the loan portfolio mix (reduction in one-to-four family loans and an increase in comparatively riskier commercial real estate, development and commercial loans) and a weakening economy, partially offset by the decrease in the dollar amount of the loan portfolio.

The allowance for loan losses at December 31, 2002 was $12.7 million or 151.9% of non-performing loans and 139.4% of non-performing assets as compared to $12.2 million or 345.9% of non-performing loans and 312.1% of non-performing assets at December 31, 2001. The loan loss allowance to total loans was 0.76% at December 31, 2002 as compared to 0.67% at December 31, 2001.

Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimatable future losses. The establishment of the amount of the loan loss allowance inherently involves judgements by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. See also "Asset Quality" in
Item 1, which is incorporated by reference, for certain other factors that may affect our provisions for loan losses on a go forward basis.

NONINTEREST INCOME

Total noninterest income increased $196,000 to $16.7 million in 2002 as compared to $16.5 million in 2001. This increase was primarily a result of increased gains on the sales of loans partially offset by the impairment of mortgage servicing rights.

Service charges on deposits increased $199,000 in 2002 as a result of increased usage of debit cards and fees from checking accounts. We emphasize checking accounts as we believe it is the primary account which enables us to develop other business with the customer.

Brokerage and insurance commissions increased $477,000 to $3.2 million in 2002 as compared to $2.7 million in 2001. The increase was primarily the result of increased sales of tax-deferred annuity products.

Loan related fees were substantially affected by the impairment of mortgage servicing rights in 2002. A total of $2.6 million of mortgage servicing rights were determined to be impaired in 2002 and in accordance with generally accepted accounting principles, a valuation allowance was established with an offsetting charge against loan related fees. Offsetting the mortgage servicing rights impairment was the collection of fees on mortgage loans that had their interest rates reduced before their initial lock-in period had expired or before their next interest adjustment date; and fees collected from our fixed rate modification program which allowed fixed rate mortgage loan consumers to negotiate a lower fixed rate without the cost of a complete refinance of their existing mortgage loan.

Gains on the sales of loans increased $2.0 million to $6.0 million in 2002 as compared to $4.0 million in 2001. This increase was the result of low market interest rates, which spurred significant refinancings and a large number of fixed rate mortgage loan originations. We sell most of these fixed rate mortgage loans to the secondary market to reduce our interest rate risk. We anticipate that loan sales, and related fee income, will be substantially less in 2003 as compared to 2002 if interest rates stabilize or rise from December 31, 2002 levels.

Other noninterest income decreased $390,000 to $3.9 million in 2002 as compared to $4.3 million in 2001. The decrease is primarily the result of a settlement of a life insurance policy in 2001 and the sale of real estate owned in 2001.

NONINTEREST EXPENSE

Total noninterest expense decreased $835,000 to $54.2 million in 2002 as compared to $55.0 million in 2001. The decrease was the result of changes in accounting rules relating to the amortization of goodwill resulting from prior acquisitions offset by an increase in compensation expense. As a result of those accounting rule changes, we no longer amortize goodwill.

Compensation expense increased $2.6 million or 9.2% to $31.4 million in 2002 as compared to $28.7 million in 2001. The increase was primarily the result of: increased health care costs; increased expense associated with the employee stock ownership plan; normal pay increases to existing employees; and incentive payouts to loan originators for the high volume of loan originations. Based on contracts in place and market conditions, we expect our health insurance costs to continue to increase significantly in 2003.

Occupancy and equipment expense increased $276,000 primarily from increased depreciation expense of computer equipment and software related to implementation of a new teller platform and a new loan origination/documentation system. In addition, we anticipate that in 2003, we will be opening a new branch office (cost estimated to be $1.5 million), a replacement office for an existing office (cost estimated to be $1.2 million) and as a result of the merger of the two subsidiary Banks, replacing signage (cost estimated to be $350,000). The effect of both of these new offices and signage replacement will be to increase our occupancy expense.

The amortization of goodwill was significantly changed in 2002 as a result of the adoption of SFAS No. 142. As a result, other intangibles continue to be amortized, goodwill is no longer amortized over a stated period of time but rather it remains on the statement of financial condition and periodically tested for impairment. That change increased pre-tax earnings and after-tax earnings by $3.1 million in 2002 as compared to 2001. If goodwill is found to be impaired, the impaired amount is expensed to current operations, which would negatively affect the results in any period in which such an impairment was determined. See "Notes to Consolidated Financial Statements -- Note 1. Summary of Significant Accounting Policies -- Recent Accounting Changes."

Other expenses decreased $653,000 or 5.3% to $11.6 million in 2002 as compared to $12.3 million in 2001. The decrease was the result of the reduction in real estate owned expense and the reduction in loan expenses in 2002.

Also, in 2003, we anticipate we will increase our marketing budget by approximately $1.3 million to aid in the consolidation of the two subsidiary Banks.

INCOME TAXES

Income tax expense increased $872,000 to $13.0 million in 2002 as compared to $12.1 million in 2001. The increase was the result of increased taxable income. However, the effective income tax rate decreased to 32.8% in 2002 as compared to 37.3% in 2001 primarily as a result of the elimination of the goodwill amortization expense. Goodwill amortization is a nondeductible tax expense and therefore resulted in the 2001 effective tax rate being higher than 2002.

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

Interest income on loans rose substantially in 2001 primarily from the First Northern Acquisition. Our loan originations were strong in 2001, especially fixed interest rate mortgage loans; however, we sold the majority of our fixed rate mortgage loans to the secondary market. In addition to respond to the lower interest rate environment, we allowed some customers with our adjustable interest rate mortgage loans to reduce their interest rate for a fee, before the expiration of their initial lock-in period or next adjustment date. These actions, along with our continued emphasis on multi-family and commercial loan originations, stabilized our average yield at 7.64% for 2001.

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

Compensation expense increased $9.5 million or 49.6% to $28.7 million in 2001 as compared to $19.2 million in 2000. The increase was the result of: the acquisition of First Northern and its first full year of operations; the $1.5 million in expense associated with the employee stock ownership plan; the implementation of a restricted stock awards plan resulting in $387,000 of expense in 2001; increased health care costs; and incentive payouts to loan originators for the high volume of loan originations.

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

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization, and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with the Banks borrowing correspondingly more in periods in which their operations generate less cash. In the event these sources of liquidity would become inadequate, Bank Mutual believes that it could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during 2002, loan prepayments increased significantly because of the reduced interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

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

At December 31, 2002, Bank Mutual had:

      - outstanding loan commitments to borrowers of approximately $49.0 million;

      -     unused commercial lines of credit of approximately $29.1 million;
            and

      - available home equity, overdraft lines of credit and unused credit card lines of credit of approximately $145.3 million.

There were no outstanding commitments to purchase securities at December 31, 2002. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. Based upon our historical experience and available sources of liquidity, we anticipate that we will have sufficient funds from operations and/or borrowing capacity to meet current funding commitments. See also "Management of Interest Rate Risk - Gap Analysis" in Item 7A hereof, which is incorporated herein by reference, which discusses maturities, and "Notes to Consolidated Financial Statements-Note 5. Other Assets," which includes a summary of future lease obligations.

At December 31, 2002, we exceeded each of the applicable regulatory capital requirements for both savings bank subsidiaries. In order to be classified as "well-capitalized" by the FDIC we are required to have leverage (tier 1) capital of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of at least 10.00%. At December 31, 2002, Mutual Savings Bank had a risk-based total capital ratio of 17.42% and a leverage ratio of 7.77%; First Northern Savings Bank had a risked-based total capital ratio of 14.80% and a leverage ratio of 9.62%. See "Notes to Consolidated Financial Statements---Note 8. Shareholders' Equity."

Because OTS regulations require that the MHC own at least a majority of the outstanding shares of Bank Mutual, and currently 48.5% of Bank Mutual's common shares are owned by persons other than the MHC, the future issuance of Bank Mutual common stock is not expected to be a significant source of capital resources for Bank Mutual as long as the mutual holding company structure remains in place.

Shareholders' equity is decreased by unearned ESOP shares, which represents shares in the Bank Mutual Employee Stock Ownership Plan which had not yet been earned by participating employees, and unearned deferred compensation, which represents stock grants under the management recognition plan ("MRP") component of its 2001 Stock Incentive Plan. See "Notes to Consolidated Financial Statements--Note 1. Summary of Significant Accounting Policies." Shareholders' equity is increased by $10.5 million of accumulated other comprehensive income, consisting primarily of increased market-value of securities available-for-sale. Bank Mutual repurchased 956,000 shares under its stock repurchase program; of these amounts, 330,000 shares were used for restricted stock awards (of which 2,800 shares were forfeited) and 40,106 shares were used for exercised stock options, leaving 588,694 shares held as treasury shares at fiscal year end.

Cash and cash equivalents decreased $10.2 million during 2002; however, we still maintained $241.8 million of cash and cash equivalents at December 31, 2002. Bank Mutual provided $68.8 million in investing activities, primarily as a result of the decrease in the loan portfolio caused by the sale of fixed rate mortgage loans, offset by purchases of investment securities and principal repayments on mortgage related securities. The cash provided by investing activities was combined with the cash provided by operating activities and netted against cash used by financing activities. The cash from operating activities is primarily a result of Bank Mutual's net income for the year, and non-cash expenses, offset by net change in loans originated for sale. Cash used by financing activities resulted primarily from repayments of long-term borrowings and treasury stock purchases, offset by deposit growth.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and accompanying notes of Bank Mutual have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

RISK FACTORS

In addition to the various factors discussed above, you should consider carefully the following risk factors when evaluating Bank Mutual's performance and outlook.

Changing Interest Rates May Hurt Our Profits. To be profitable, we have to earn more money in interest and fees than we pay as interest and other expenses. Of our first mortgage loans maturing after one year, a majority have interest rates that are fixed for the term of the loan. While most of our deposit accounts consist of checking accounts, money market accounts, savings accounts and time deposit accounts with remaining terms to maturity of less than one year, most of our loans have longer remaining terms. It is unlikely that interest rates will continue to decline in the near future in the dramatic way in which they did during 2002. Although we have a positive GAP at December 31, 2002, if interest rates rise substantially, the amount of interest we pay on deposits is likely to increase more quickly than the amount of interest we receive on our loans, mortgage-related securities and investment securities. This would cause our profits to decrease. Rising interest rates would likely reduce the value of our mortgage-related securities and investment securities and may decrease demand for loans and make it more difficult for borrowers to repay their loans. If interest rates remain stable or fall, our net interest income is also likely to be reduced because the heavy refinancing activity, which already has occurred, will likely continue to increase the portion of our assets in relatively lower-yielding investments and also lower average yields on loans more quickly than we can lower rates on deposits and other interest-bearing liabilities. For additional information on our exposure to interest rates, see "Quantitative and Qualitative Disclosures about Market Risk--Management of Interest Rate Risk."

Increases in Market Interest Rates are Likely to Adversely Affect Equity. As of December 31, 2002, we owned $691.3 million of securities available-for-sale. Generally accepted accounting principles require that we carry these securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are carried as a component of shareholders' equity. When market rates of interest increase, the fair value of our securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders' equity correspondingly increases. As of December 31, 2002, Bank Mutual's available-for-sale portfolio had an unrealized gain of $16.3 million, because fair value was $691.3 million and amortized cost was $675.1 million. While Bank Mutual has benefited from the decrease in interest rates during 2002, continuing decreases of this magnitude are unlikely to occur in the near future.

The Economic Recession and World Events Could Affect Our Earnings. The United States economy, which was softening during 2000, entered into a recession during early 2001 and has continued through 2002 according to economists. The recession, or at least a soft economy, is generally believed to have continued into early 2003, and it is not yet clear whether a recovery has begun or when one will begin. When a recovery begins, we do not know how swift or strong it will be or how long it would continue. The effects of a recession, or a weak economy, can significantly affect our operations and profitability. For example, higher unemployment and reduced business sales or profits can make it more difficult for borrowers to repay their loans. Similarly, reduced income or confidence can lead consumers to reduce their purchases, and thus reduce loan demand.

The weakness in the national and local economies have been exacerbated by the attacks of September 11, 2001 and their aftermath and other world events such as the possibility of an armed conflict. Bank Mutual, and the economy as a whole, may be affected by future world events, such as acts of terrorism or developments in the war on terrorism.

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

We Are Expanding Our Lending Activities in Riskier Areas. We have identified commercial real estate, commercial business and consumer loans as areas for increased lending emphasis, and our loans of these types increased both in absolute dollars and as a percentage of our portfolio during 2002. While increased lending diversification is expected to increase interest income, non-residential loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced.

Our consumer loan portfolio included $58.1 million of indirect auto loans at December 31, 2002. Indirect auto lending was not a business line for Mutual Savings prior to the First Northern Acquisition, but was begun with a portfolio then acquired. Although First Northern has experienced minimal delinquencies in its automobile loan portfolio historically, borrowers may be more likely to become delinquent on an automobile loan than on a residential real estate loan. Moreover, unlike the collateral for real estate loans, automobiles depreciate rapidly and, in the event of default, principal loss as a percent of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, over which Bank Mutual has no control. Similarly, any non-real estate collateral securing commercial business loans may depreciate over time and fluctuate in value.

Mutual Savings and First Northern Savings Bank May Not Integrate as We Hope. Mutual Savings and First Northern Savings Bank combined as of March 16, 2003, changing the Bank's name to "Bank Mutual" in the process. We have not experienced any significant problems, such as customer loss or difficulties from our systems conversions; however, we may find that the operations and management philosophies will not combine as well as we expect, which could lead to operating inefficiencies and complications going forward. We also may experience customer resistance to, or confusion from, the change in the name of our Banks.

We Have Significant Intangible Assets Which We May Need to Write Off (Expense) in the Future. Bank Mutual has approximately $52.6 million in goodwill, $5.7 million in other intangible assets and $3.1 million of mortgage servicing rights as of December 31, 2002. As a result of SFAS No. 142, Bank Mutual no longer amortizes goodwill but will continue to amortize the other intangible assets over seven to fifteen years and will evaluate the mortgage servicing rights for impairment on a monthly basis. We will periodically check goodwill, and the other intangible assets for impairment. At some point in the future, our intangible assets may become impaired, and we would need to write them off as a reduction to earnings in the period in which they became impaired. For example, in 1999 Mutual Savings Bank wrote off $15.6 million of "impaired" goodwill and intangible assets from the 1997 acquisition of First Federal. Even though this special write-off did not affect our cash position, our 1999 results were reduced by this action. Future periods could be similarly affected.

Stock-Based and Other Benefits Affect Our Results. We have adopted a stock incentive plan which provided for the granting of options to purchase common stock and for awards of common stock to our eligible officers, employees and directors. We also have an employee stock ownership plan, and have adopted a restoration plan that will supplement the benefits to selected executive officers under the employee stock ownership plan and our 401(k) plan. The cost of the employee stock ownership plan will vary based on our stock price at specific points in the future. Additionally, we experienced a significant increase in employee health care costs in 2002, and expect further significant increases in 2003. These expenses will continue to affect our future earnings, as may other factors, such as government mandates, which would further increase the cost of compensation and/or benefits that are provided to employees.

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

QUARTERLY FINANCIAL INFORMATION

The following table sets forth certain unaudited quarterly data for the periods indicated:

                                                               QUARTER ENDED
                                            -----------------------------------------------------
                                            MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                            --------       -------     ------------   -----------
                                                   (In thousands, except per share amounts)
2002 (unaudited)
   Interest income ...................       $42,967       $42,138       $41,245       $ 39,082
   Interest expense ..................        23,578        21,937        21,964         20,199
                                             -------       -------       -------       --------
        Net interest income ..........        19,389        20,201        19,281         18,883
   Provision for loan losses .........            15            40           940           (235)
                                             -------       -------       -------       --------
        Net income after provision
            for loan losses ..........        19,374        20,161        18,341         19,118
   Total noninterest income ..........         3,843         3,857         3,959          5,017
   Total noninterest expense .........        13,611        13,510        12,998         14,050
                                             -------       -------       -------       --------
   Income before income taxes ........         9,606        10,508         9,302         10,085
   Income taxes ......................         3,275         3,537         2,938          3,206
                                             -------       -------       -------       --------
   Net income ........................       $ 6,331       $ 6,971       $ 6,364       $  6,879
                                             =======       =======       =======       ========
   Earnings per share - Basic ........       $  0.30       $  0.33       $  0.30       $   0.33
                                             =======       =======       =======       ========
   Earnings per share - Diluted ......       $  0.29       $  0.32       $  0.30       $   0.32
                                             =======       =======       =======       ========
   Cash dividend paid per share ......       $  0.08       $  0.08       $  0.09       $   0.09
                                             =======       =======       =======       ========

2001 (unaudited)
   Interest income ...................       $49,294       $48,053       $47,590       $ 46,049
   Interest expense ..................        31,640        30,632        29,709         27,391
                                             -------       -------       -------       --------
        Net interest income ..........        17,654        17,421        17,881         18,658
   Provision for loan losses .........           101           109           333            180
                                             -------       -------       -------       --------
        Net income after provision
            for loan losses ..........        17,553        17,312        17,548         18,478
   Total noninterest income ..........         3,349         4,160         4,025          4,946
   Total noninterest expense .........        13,192        13,362        13,789         14,661
                                             -------       -------       -------       --------
   Income before income taxes ........         7,710         8,110         7,784          8,763
   Income taxes (benefit) ............         2,907         3,032         2,860          3,285
                                             -------       -------       -------       --------
   Net income (loss) .................       $ 4,803       $ 5,078       $ 4,924       $  5,478
                                             =======       =======       =======       ========
   Earnings per share - Basic ........       $  0.22       $  0.24       $  0.23       $   0.26
                                             =======       =======       =======       ========
   Earnings per share - Diluted ......       $  0.22       $  0.24       $  0.23       $   0.26
                                             =======       =======       =======       ========
   Cash dividend paid per share ......       $  0.07       $  0.07       $  0.07       $   0.07
                                             =======       =======       =======       ========

RECENT ACCOUNTING DEVELOPMENTS

We discuss recent accounting changes in the "Notes to Consolidated Financial Statement--Note 1. Summary of Significant Accounting Policies--Recent Accounting Changes." We also discussed the effect of changes in accounting rules relating to the amortization of goodwill above in "Comparisons Of Operating Results For Years Ended December 31, 2002 and 2001 - Noninterest Expense."

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

Due to the nature of our operations, we are not directly subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, concentrated in Wisconsin, is subject to risks associated with the local economy. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2002, 2001 and 2000. In the future, we may, with approval of our board of directors, engage in hedging transactions utilizing derivative instruments.

We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, earnings will remain within an acceptable range.

The primary objectives of our interest rate management strategy are to:

      - maintain earnings and capital within self-imposed parameters over a range of possible interest rate environments;

      - coordinate interest rate risk policies and procedures with other elements of our business plan, all within the context of the current business environment and our capital and liquidity requirements; and

      - manage interest rate risk in a manner consistent with the approved guidelines and policies set by our board of directors.

To achieve the objectives of managing interest rate risk, our Asset/Liability committees meet periodically to discuss and monitor the market interest rate environment and provide reports to the board of directors. These committees (one at each bank) are comprised of members of their respective senior management.

Historically, our lending activities have emphasized one- to four-family first and second mortgage loans. Our primary source of funds has been deposits and borrowings, consisting primarily of time deposits and borrowings which have substantially shorter terms to maturity than the loan portfolio. We have employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:

      - emphasizing the origination of adjustable-rate and certain 15-year fixed rate mortgage loans for portfolio, and selling certain 15 and 20 year fixed rate mortgage loans and all 30-year fixed rate mortgage loans;

      - maintaining a significant level of investment securities and mortgage-related securities with a weighted average life of less than eight years or with interest rates that reprice in less than five years; and

      -     managing deposits and borrowings to provide stable funding.

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

At December 31, 2002, based on the assumptions below, our interest-earning assets maturing or repricing within one year exceeded our interest-bearing liabilities maturing or repricing within the same period by $228.7 million. This represented a positive cumulative one-year interest rate sensitivity gap of 8.0%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 119.7%.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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

                                                                                 AT DECEMBER 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                                THREE TO    MORE THAN ONE      MORE THAN
                                                 WITHIN THREE    TWELVE     YEAR TO THREE   THREE YEARS TO     OVER
                                                    MONTHS       MONTHS         YEARS         FIVE YEARS     FIVE YEARS      TOTAL
                                                 ------------   --------    -------------   --------------   ----------   ----------
                                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
   Mortgage loans:
      Fixed ..................................     $ 41,507     $ 92,073      $162,328         $ 93,787      $ 113,746    $  503,441
      Adjustable .............................      172,449      237,889       244,637           93,135          3,345       751,455
   Consumer loans ............................      131,315      129,109       143,332           21,803          6,388       431,947
   Commercial and industrial loans ...........       25,447       17,180        17,427            1,006             --        61,060
Interest-earning deposits ....................      209,838           --            --               --             --       209,838
Investment securities ........................       38,337       16,292         9,415            8,084             --        72,128
Mortgage-related securities:
      Fixed ..................................       86,356      125,991       239,405           95,903         20,417       568,072
      Adjustable .............................       31,873        3,013            --               --             --        34,886
Other interest-earning assets ................       32,885           --            --               --             --        32,885
                                                   --------     --------      --------         --------      ---------    ----------
         Total interest-earning assets .......      770,007      621,547       816,544          313,718        143,896     2,665,712
                                                   --------     --------      --------         --------      ---------    ----------

Interest-bearing liabilities:
   Deposits:
      Interest-bearing demand accounts .......          772        2,315         5,635            4,993        135,275       148,990
      Savings accounts .......................        3,913       11,632        27,256           22,951        164,416       230,168
      Money market accounts ..................      340,232        1,004         2,221            1,727          6,030       351,214
      Time deposits ..........................      366,733      349,582       364,135          214,352             --     1,294,802
Advance payments by borrowers for
   taxes and insurance .......................          704        2,356            --               --             --         3,060
Borrowings ...................................       25,154       58,447       249,810            7,955         13,711       355,077
                                                   --------     --------      --------         --------      ---------    ----------
         Total interest-bearing liabilities ..      737,508      425,336       649,057          251,978        319,432     2,383,311
                                                   --------     --------      --------         --------      ---------    ----------
Interest rate sensitivity gap ................     $ 32,499     $196,211      $167,487         $ 61,740      $(175,536)   $  282,401
                                                   ========     ========      ========         ========      =========    ==========

Cumulative interest rate sensitivity gap .....     $ 32,499     $228,710      $396,197         $457,937      $ 282,401
Cumulative interest rate sensitivity
   gap as a percentage total assets ..........         1.14%        8.04%        13.93%           16.11%          9.93%
Cumulative interest-earning assets
   as a percentage of interest
   bearing liabilities .......................       104.41%      119.67%       121.87%          122.19%        111.85%

The methods used in the previous table have some inherent shortcomings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans, have features which limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2002. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

                                                                                           PRESENT VALUE OF EQUITY
                                                                                                AS PERCENT OF
                                           PRESENT VALUE OF EQUITY                         PRESENT VALUE OF ASSETS
                             --------------------------------------------------         ------------------------------
         CHANGE IN             DOLLAR               DOLLAR              PERCENT         PRESENT VALUE          PERCENT
       INTEREST RATES          AMOUNT               CHANGE              CHANGE              RATIO              CHANGE
       --------------          ------               ------              ------              -----              ------
       (BASIS POINTS)                       (DOLLARS IN THOUSANDS)
            +300             $333,132              (18,845)             (5.35)%             11.83%             (1.66)%
            +200              342,380               (9,597)             (2.73)              12.01              (0.17)
            +100              349,574               (2,403)             (0.68)              12.11               0.67
               0              351,977                   --                 --               12.03                 --
            -100              349,309               (2,668)             (0.76)              11.77              (2.16)
            -200              358,094                6,117               1.74               11.93              (0.83)
            -300              391,048               39,071              11.10               12.86               6.90

As in the case of the gap analysis table, the methods we used in the previous table have some inherent shortcomings. This type of modeling requires that we make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we make assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. We also assume that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The table assumes that we will take no action in response to the changes in interest rates, when in practice rate changes on certain products, such as savings deposits, may lag market changes. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the present value of equity model may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our present value of equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors
Bank Mutual Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation (the Company) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and Subsidiaries at December 31, 2002 and 2001 and the consolidated results of their income and their cash flows for the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, in 2002 the Company changed its method for accounting for goodwill.


                                        Ernst & Young LLP

Milwaukee, Wisconsin
January 31, 2003 except for
Note 14 as to which date
is March 16, 2003.

                    Bank Mutual Corporation and Subsidiaries

                 Consolidated Statements of Financial Condition

                                                                               DECEMBER 31
                                                                           2002             2001
                                                                       -----------      -----------
                                                                              (In Thousands)
ASSETS
Cash and due from banks                                                $    40,297      $    41,574
Federal funds sold                                                         165,000          175,000
Interest-earning deposits                                                   36,462           35,338
                                                                       -----------      -----------
Cash and cash equivalents                                                  241,759          251,912
Securities available-for-sale, at fair value:
   Investment securities                                                    73,226           93,059
   Mortgage-related securities                                             618,123          521,084
Loans held for sale                                                         46,971           32,321
Loans receivable, net                                                    1,685,662        1,831,155
Goodwill                                                                    52,570           52,570
Other intangible assets                                                      5,734            6,396
Mortgage servicing rights                                                    3,060            4,251
Other assets                                                               116,223          113,042
                                                                       -----------      -----------
                                                                       $ 2,843,328      $ 2,905,790
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                            $ 2,126,655      $ 2,090,440
   Borrowings                                                              354,978          465,360
   Advance payments by borrowers for taxes and insurance                     3,060            3,499
   Other liabilities                                                        35,560           42,393
                                                                       -----------      -----------
                                                                         2,520,253        2,601,692

Guarantees and Commitments(Notes 1 and 12)

Shareholders' equity:
   Preferred stock - $.01 par value:
   Authorized- 10,000,000 shares in 2002 and 2001
   Issued and outstanding - none in 2002 and 2001                               --               --
   Common stock - $.01 par value:
      Authorized- 100,000,000 shares in 2002 and 2001
      Issued - 22,341,665 shares in 2002 and 2001
      Outstanding -  21,752,971 shares in 2002; 22,337,165 in 2001             223              223
   Additional paid-in capital                                              109,074          108,043
   Retained earnings                                                       224,932          201,777
   Unearned ESOP shares                                                     (6,647)          (7,850)
   Accumulated other comprehensive income                                   10,487            6,018
   Unearned deferred compensation                                           (3,133)          (4,047)
   Treasury stock - 588,694 shares in 2002; 4,500 in 2001                  (11,861)             (66)
                                                                       -----------      -----------
Total shareholders' equity                                                 323,075          304,098
                                                                       -----------      -----------
                                                                       $ 2,843,328      $ 2,905,790
                                                                       ===========      ===========

          See accompanying notes to consolidated financial statements.

                    Bank Mutual Corporation and Subsidiaries

                        Consolidated Statements of Income

                                                                         YEAR ENDED DECEMBER 31
                                                                   2002            2001           2000
                                                                ---------       ---------      ---------
                                                                (In Thousands, Except Per Share Amounts)
Interest income:
   Loans                                                        $ 124,490       $ 147,558      $  96,511
   Investment securities                                            5,580           8,212          5,412
   Mortgage-related securities                                     32,256          31,042         31,725
   Interest-earning deposits                                        3,106           4,174          2,063
                                                                ---------       ---------      ---------
Total interest income                                             165,432         190,986        135,711

Interest expense:
   Deposits                                                        64,891          89,284         65,787
   Borrowings                                                      22,544          29,689         18,861
   Advance payments by borrowers for taxes and insurance
                                                                      243             399            332
                                                                ---------       ---------      ---------
Total interest expense                                             87,678         119,372         84,980
                                                                ---------       ---------      ---------
Net interest income                                                77,754          71,614         50,731
Provision for loan losses                                             760             723            423
                                                                ---------       ---------      ---------
Net interest income after provision for loan losses                76,994          70,891         50,308

Noninterest income:
   Service charges on deposits                                      4,634           4,435          2,855
   Brokerage and insurance commissions                              3,157           2,680          1,937
   Loan related fees                                               (1,056)          1,081            954
   Gain on sales of loans                                           5,993           3,955            301
   Gain on sales of securities                                          9              --             --
   Other                                                            3,939           4,329          3,203
                                                                ---------       ---------      ---------
Total noninterest income                                           16,676          16,480          9,250

Noninterest expenses:
   Compensation, payroll taxes and other employee benefits
                                                                   31,350          28,710         19,186
   Occupancy and equipment                                         10,533          10,257          7,208
   Amortization of goodwill                                            --           3,098          1,066
   Amortization of other intangible assets                            662             662            331
   Other                                                           11,624          12,277          8,353
                                                                ---------       ---------      ---------
Total noninterest expenses                                         54,169          55,004         36,144
                                                                ---------       ---------      ---------
Income before income taxes                                         39,501          32,367         23,414
Income taxes                                                       12,956          12,084          8,709
                                                                ---------       ---------      ---------
Net income (loss)                                               $  26,545       $  20,283      $  14,705
                                                                =========       =========      =========
Per share data:
   Earnings per share - basic                                   $    1.26       $    0.95      See Note 1
                                                                =========       =========
   Earnings per share - diluted                                 $    1.23       $    0.94      See Note 1
                                                                =========       =========
   Cash dividends per share paid                                $    0.34       $    0.28         N/A
                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                    Bank Mutual Corporation and Subsidiaries

           Consolidated Statements of Changes in Shareholder's Equity

                                                                                   Additional                        Unearned
                                                                    Common          Paid-In         Retained           ESOP
                                                                    Stock           Capital         Earnings          Shares
                                                                  ---------        ----------       ---------        ---------
                                                                                         (In Thousands)
Balances at January 1, 2000                                       $      --        $      --        $ 169,746        $      --
   Comprehensive income:
      Net income                                                         --               --           14,705               --
      Other comprehensive income
         Change in net unrealized gain (loss) on securities
            available-for-sale, net of deferred income tax
            benefit of $3,636                                            --               --               --               --
   Total comprehensive income
   Sale of common stock                                                  61           58,238               --             (609)
   Issuance of common stock in acquisition                               50           50,025               --               --
   Purchase of shares for the ESOP                                       --               --               --           (8,362)
   Capitalization of Mutual Holding Company                             112             (112)            (100)              --
                                                                  ---------        ---------        ---------        ---------
Balances at December 31, 2000                                           223          108,151          184,351           (8,971)
   Comprehensive income:
      Net income                                                         --               --           20,283               --
      Other comprehensive income
           Change in net unrealized gain (loss) on
            securities available-for-sale, net of
            deferred income tax liability of $2,940                      --               --               --               --
   Total comprehensive income
   Purchase of treasury stock                                            --               --               --               --
   Issuance of management recognition plan shares                        --             (419)              --               --
    Committed ESOP shares                                                --              311               --            1,150
    Cash dividends ($0.28 per share)                                     --                            (2,857)              --
   Purchase of shares for the ESOP                                       --               --               --              (29)
                                                                  ---------        ---------        ---------        ---------
Balances at December 31, 2001                                           223          108,043          201,777           (7,850)
   Comprehensive income:
      Net income                                                         --               --           26,545               --
      Other comprehensive income
         Change in net unrealized gain (loss) on
            securities available-for-sale, net of
            deferred income tax benefit of $2,593                        --               --               --               --
   Total comprehensive income                                            --               --               --               --
    Purchase of treasury stock                                           --               --               --               --
    Committed ESOP shares                                                --            1,207               --            1,203
    Exercise of stock options                                            --             (176)              --               --
    Amortization of deferred compensation                                --               --               --               --
    Cash dividends ($0.34 per share)                                     --               --           (3,390)              --
                                                                  ---------        ---------        ---------        ---------
Balances at December 31, 2002                                     $     223        $ 109,074        $ 224,932        $  (6,647)
                                                                  =========        =========        =========        =========

          See accompanying notes to consolidated financial statements.

                    Bank Mutual Corporation and Subsidiaries

           Consolidated Statements of Changes in Shareholder's Equity

                                                           Accumulated Other       Unearned
                                                             Comprehensive         Deferred         Treasury
                                                             Income (Loss)       Compensation         Stock            Total
                                                           -----------------     ------------       --------         ---------
                                                                                         (In Thousands)
Balances at January 1, 2000                                   $  (5,926)           $      --        $      --        $ 163,820
   Comprehensive income:
      Net income                                                     --                   --               --           14,705
      Other comprehensive income
        Change in net unrealized gain (loss) on
           securities available-for-sale, net of
           deferred income tax benefit of $3,636                  6,569                   --               --            6,569
                                                                                                                     ---------
   Total comprehensive income                                        --                   --               --           21,274
  Sale of common stock                                               --                   --               --           57,690
  Issuance of common stock in acquisition                            --                   --               --           50,075
  Purchase of shares for the ESOP                                    --                   --               --           (8,362)
  Capitalization of Mutual Holding Company                           --                   --               --             (100)
                                                              ---------            ---------        ---------        ---------
Balances at December 31, 2000                                       643                   --               --          284,397
  Comprehensive income:
     Net income                                                      --                   --               --           20,283
     Other comprehensive income
       Change in net unrealized gain (loss) on
          securities available-for-sale, net of
          deferred income tax liability of $2,940                 5,375                   --               --            5,375
                                                                                                                     ---------
  Total comprehensive income                                         --                   --               --           25,658
  Purchase of shares for the ESOP                                    --                                (4,920)          (4,920)
  Issuance of management recognition plan shares                     --               (4,047)           4,854              388
  Committed ESOP shares                                              --                   --               --            1,461
  Cash dividends ($0.28 per share)                                   --                   --               --           (2,857)
   Purchase of ESOP shares                                           --                   --               --              (29)
                                                              ---------            ---------        ---------        ---------
Balances at December 31, 2001                                     6,018               (4,047)             (66)         304,098
  Comprehensive income:
     Net income                                                      --                   --               --           26,545
     Other comprehensive income
       Change in net unrealized gain (loss) on
          securities available-for-sale, net of
          deferred income tax benefit of $2,593                   4,469                   --               --            4,469
                                                                                                                     ---------
  Total comprehensive income                                         --                   --               --           31,014
  Purchase of treasury stock                                         --                   --          (12,417)         (12,417)
  Committed ESOP shares                                              --                   --               --            2,410
  Exercise of stock options                                          --                   --              622              446
  Amortization of deferred compensation                              --                  914               --              914
  Cash dividends ($0.34 per share)                                   --                   --               --           (3,390)
                                                              ---------            ---------        ---------        ---------
Balance at December 31, 2002                                  $  10,487            $  (3,133)       $ (11,861)       $ 323,075
                                                              =========            =========        =========        =========

          See accompanying notes to consolidated financial statements.

                    Bank Mutual Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                        YEAR ENDED DECEMBER 31
                                                                 2002            2001           2000
                                                               ---------      ---------      ---------
                                                                            (In Thousands)
OPERATING ACTIVITIES:
Net income                                                     $  26,545      $  20,283      $  14,705
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                      760            723            423
      Provision for depreciation                                   2,811          2,621          1,719
      Amortization of intangibles                                    662          3,760          1,397
      Amortization of cost of stock benefit plans                  3,298          1,849             --
      Net premium (discount) amortization on securities              119         (1,225)          (538)
      Net change in loans originated for sale                     (8,657)       (20,897)        (6,627)
      Net gain on sale of available-for-sale securities               (9)            --             --
      Gain on sales of loans                                      (5,993)        (3,955)          (301)
      Gain on sale of real estate owned                             (184)          (618)          (845)
      Increase (decrease) in other liabilities                    (9,971)           147          7,441
      (Increase) decrease in other assets                         (1,140)         1,723          2,263
      (Increase) decrease in accrued interest receivable           2,192          2,247         (2,043)
      Other                                                           --             --          1,734
                                                               ---------      ---------      ---------
Net cash provided by operating activities                         10,433          6,658         19,328

INVESTING ACTIVITIES:
Net purchases of investments in mutual funds                      (1,030)        (1,652)        (1,827)
Proceeds from maturities of investment securities                 55,929        177,742         52,173
Purchases of investment securities                               (35,360)      (173,288)      (166,372)
Purchases of mortgage-related securities                        (365,312)      (176,658)            --
Principal repayments on mortgage-related securities              275,518        128,257         52,467
Net (increase) decrease in loans receivable                      143,192        140,348        (70,589)
Proceeds from sale of foreclosed properties                        1,182          3,391          4,387
Net increase in Federal Home Loan Bank stock                      (1,652)        (2,307)        (1,639)
Net purchases of premises and equipment                           (3,658)        (1,963)        (1,597)
Business acquisition, net of cash and cash equivalents                --             --        (71,143)
                                                               ---------      ---------      ---------
Net cash provided (used) by investing activities                  68,809         93,870       (204,140)

          See accompanying notes to consolidated financial statements.

                    Bank Mutual Corporation and Subsidiaries

                                                                        YEAR ENDED DECEMBER 31
                                                                 2002            2001           2000
                                                               ---------      ---------      ---------
                                                                            (In Thousands)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                            $  36,761      $ 196,545      $ (21,794)
Net increase (decrease) in short-term borrowings                    (656)         2,200        (46,792)
Proceeds from long-term borrowings                                 8,245         79,806        145,126
Repayments on long-term borrowings                              (117,971)      (184,270)       (44,305)
Net decrease in advance payments by borrowers for taxes
   and insurance                                                    (439)          (813)        (9,888)
Proceeds from sale of stock                                           --             --         58,299
Proceeds from exercise of stock options                              472             --             --
Increase in unearned ESOP shares                                      --            (29)        (8,971)
Cash dividends                                                    (3,390)        (2,857)            --
Purchase of treasury stock                                       (12,417)        (4,920)            --
Capitalization of Mutual Savings Bancorp, MHC                         --             --           (100)
                                                               ---------      ---------      ---------
Net cash provided (used) by financing activities                 (89,395)        85,662         71,575
                                                               ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents                 (10,153)       186,190       (113,237)
Cash and cash equivalents at beginning of year                   251,912         65,722        178,959
                                                               ---------      ---------      ---------
Cash and cash equivalents at end of year                       $ 241,759      $ 251,912      $  65,722
                                                               =========      =========      =========

Supplemental information:
   Interest paid on deposits                                   $  65,438      $  90,209      $  61,045
   Income taxes paid                                              13,684         12,639          9,087
   Loans transferred to foreclosed properties and
      repossessed assets                                           1,406            410          2,697
   Loans transferred from loans held for sale to portfolio            --             --          5,162
   Issuance of management recognition plan shares                     --          4,435             --

          See accompanying notes to consolidated financial statements.

                    Bank Mutual Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2002
                (Dollars in Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Bank Mutual Corporation (the Company) is a United States corporation chartered by the Office of Thrift Supervision. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. To accomplish the transaction, Mutual Savings Bank adopted a plan of restructuring and, as of November 1, 2000, converted from a mutual savings bank to a mutual holding company. The Company became a holder of all of the shares of Mutual Savings Bank, which was rechartered as a federal stock savings bank. Mutual Savings Bancorp, MHC, a U.S.-chartered mutual holding company of which Mutual Savings Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares of common stock, or 51.5% of the Company's stock at December 31, 2002.

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

As a result of the restructuring and the First Northern Acquisition, Mutual Savings Bank and First Northern Savings Bank (together the Banks) became wholly owned subsidiaries of the Company. See Note 14 for discussion on the combination of the two wholly owned subsidiaries.

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

INVESTMENT AND MORTGAGE-RELATED SECURITIES AVAILABLE-FOR-SALE

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of equity.

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

The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The allowance reflects management's best estimate of the amount necessary to provide for probable and estimatable losses on loans. The allowance is based on a risk model developed and implemented by management and approved by the Banks' Boards of Directors.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is reviewed at least annually for impairment based upon guidelines specified by Statement of Financial Accounting Standards (SFAS) No. 142 - "Goodwill and Other Intangible Assets." Other intangible assets, primarily attributed to the customer relationships acquired, are amortized over their estimated useful lives, generally seven - fifteen years. Other intangible assets are reviewed if facts and circumstances indicate that they may be impaired. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over periods of ten to twenty years and periodically assessed whether events or changes in circumstances indicated that the carrying amount of goodwill might be impaired.

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

EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are computed by dividing net income by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding. Shares of restricted stock which have been awarded under the management recognition plan (MRP) provisions of the Company's 2001 Stock Incentive Plan, whether or not vested, are considered common stock equivalents and are included in the weighted-average number of shares outstanding for basic EPS. If dilutive, nonvested MRP shares are considered common stock equivalents and are included in the weighted-average number of shares outstanding for diluted EPS. The calculation of EPS for the period subsequent to the Mutual Savings Bank restructuring and First Northern Savings Bank merger reflects the actual weighted-average shares outstanding for the period November 1, 2000 to December 31, 2000, including both shares issued in the stock offering conducted in connection with the restructuring as well as shares issued in conjunction with the First Northern Acquisition. The calculation of EPS for the two-month period November 1, 2000 to December 31, 2000, was $0.15 per share and is calculated based on net income for the two-month period of $3,182 and the weighted-average shares outstanding of 21,570,803. No earnings per share are reflected for periods prior to November 1, 2000, because there were no shares outstanding prior to the restructuring.

PENSION COSTS

The Company has both defined-benefit and defined-contribution plans. The Company's net periodic pension cost of the defined-benefit plan consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the retirement plan, amortization of transitional assets over a period of 15 years, amortization of prior service cost and amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants. The costs associated with the defined-contribution plans consist of a predetermined percentage of compensation, which is determined by the Banks' Board of Directors.

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

GUARANTEES

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation). The Interpretation will significantly change (in 2003) current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimatable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." The recording of the liability will not significantly affect the Company's financial condition. The Interpretation also requires a guarantor to make significant new disclosures (see below) even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice.

The Company has entered into an agreement whereby, for an initial fee and annual fee, certain of its United States Treasury notes are pledged as collateral for an Industrial Development Revenue Bond which was issued by a local municipality to finance commercial real estate owned by a third party, unrelated to the Company. Under the terms of the agreement, Mutual Savings Bank must maintain with a trustee collateral with a fair market value, as defined, aggregating 108% or more of the sum of the outstanding principal balance of the bonds plus accrued interest on the outstanding principal. The Company continues to receive interest payments on the collateral.

At December 31, 2002 and 2001, United States Treasury notes with outstanding principal balances aggregating approximately $10,000 were held by the trustee as collateral for these bonds which had an outstanding principal balance of $4,305 and $4,615 at December 31, 2002 and 2001, respectively. The third-party borrower is current on all scheduled payments due under the bond issue, which has a scheduled maturity of December 15, 2009.

RECENT ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the SFAS. Other intangible assets will continue to be amortized over their useful lives. See Note 4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the provisions for the disposal of a segment of a business in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, and recognition of impairment losses on long-lived assets to be held if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and exceeds its fair value. Additionally, SFAS No. 144 resolved various implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 were adopted on January 1, 2002 and had no effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 and are not expected to have a material impact on the Company's consolidated financial statements.

On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effect of the Company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. Bank Mutual will continue to account for stock-based compensation in accordance with APB Opinion 25 as allowed under FASB No. 123.

In May 2001, Bank Mutual shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 1,114,849 shares and restricted stock ("MRP") awards up to 334,454 shares. Of these, 330,000 MRP shares were granted during the year ended December 31, 2001 to employees in management positions and 2,800 shares were subsequently forfeited. No shares were granted during the year ended December 31, 2002. The outstanding MRP grants had a fair value of $7,568 at December 31, 2002. The grants under the MRP are being amortized to compensation expense as the Company's employees become vested in the awarded shares.

The amount amortized to expense was $885 for the year ended December 31, 2002 and $388 for the year ended December 31, 2001. The remaining unamortized cost of the MRP is reflected as a reduction of shareholders' equity as unearned deferred compensation.

Options for 1,104,000 shares were granted on May 8, 2001 at an exercise price of $11.76. Options for 1,045,894 shares remain outstanding at December 31, 2002, of which options for 218,800 shares were vested. In addition, options for 40,106 shares were exercised in 2002 and options for 18,000 shares have been forfeited.

As a result of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual will need to purchase up to approximately 1.45 million shares of its common stock for issuance pursuant to awards which have been or are made under the Stock Incentive Plan. Bank Mutual has repurchased 956,000 shares through December 31, 2002 with no specific schedule announced for the completion of these purchases. Because of the options' vesting schedules under the Stock Incentive Plan, Bank Mutual would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

                                                              2002         2001
                                                             -----        -----
Risk-free interest rate                                       5.30%        5.30%
Dividend yield                                                2.00%        2.00%
Expected stock volatility                                    26.30%       26.30%
Expected years until exercise                                  7.0          8.0

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

Bank Mutual accounts for the stock options in accordance with APB Opinion 25, as allowed under FASB No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. Pursuant to FASB No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options' vesting periods.

                                                         YEAR ENDED DECEMBER 31
                                                          2002           2001
                                                       ----------     ----------
Net income:
     As reported                                       $   26,545     $   20,283
     Pro forma                                         $   25,826     $   19,819
Basic earnings per share:
     As reported                                       $     1.26     $     0.95
     Pro forma                                         $     1.22     $     0.92
Diluted earnings per share:
     As reported                                       $     1.23     $     0.94
     Pro forma                                         $     1.20     $     0.92

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

RECLASSIFICATIONS

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

2. SECURITIES, AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:

                                                                           GROSS         GROSS         ESTIMATED
                                                           AMORTIZED     UNREALIZED   UNREALIZED         FAIR
                                                             COST          GAINS        LOSSES           VALUE
                                                           ---------     ----------   ----------       ---------
At December 31, 2002:
   Investment securities:
      U.S. government and federal agency obligations       $ 26,955       $ 1,257       $    --        $ 28,212
      Corporate issue obligations                             9,586            59           (82)          9,563
      Mutual funds                                           34,148            26          (140)         34,034
      Federal Home Loan Mortgage Corporation stock            1,440            --           (23)          1,417
                                                           --------       -------       -------        --------
   Total investment securities                               72,129         1,342          (245)         73,226
   Mortgage-related securities:
      Federal Home Loan Mortgage Corporation                284,647         3,610          (144)        288,113
      Federal National Mortgage Association                 285,817        10,856           (69)        296,604
      Private Placement CMOs                                  8,208           198            --           8,406
      Government National Mortgage Association               24,286           714            --          25,000
                                                           --------       -------       -------        --------
   Total mortgage-related securities                        602,958        15,378          (213)        618,123
                                                           ========       =======       =======        ========
Total                                                      $675,087       $16,720       $  (458)       $691,349
                                                           ========       =======       =======        ========

                                                                           GROSS         GROSS         ESTIMATED
                                                           AMORTIZED     UNREALIZED   UNREALIZED         FAIR
                                                             COST          GAINS        LOSSES           VALUE
                                                           ---------     ----------   ----------       ---------
At December 31, 2001:
   Investment securities:
      U.S. government and federal agency obligations       $ 39,667       $ 1,652       $    --        $ 41,319
      Corporate issue obligations                            17,300            55          (166)         17,189
      Mutual funds                                           33,120            19          (157)         32,982
      Federal Home Loan Mortgage Corporation stock            1,440           129            --           1,569
                                                           --------       -------       -------        --------
   Total investment securities                               91,527         1,855          (323)         93,059
   Mortgage-related securities:
      Federal Home Loan Mortgage Corporation                162,365           948        (1,418)        161,895
      Federal National Mortgage Association                 321,198         8,214          (782)        328,630
      Private Placement CMOs                                 28,137           662           (16)         28,783
      Government National Mortgage Association                1,716            60            --           1,776
                                                           --------       -------       -------        --------
Total mortgage-related securities                           513,416         9,884        (2,216)        521,084
                                                           ========       =======       =======        ========
Total                                                      $604,943       $11,739       $(2,539)       $614,143
                                                           ========       =======       =======        ========

The amortized cost and fair values of securities by contractual maturity at December 31, 2002, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     AMORTIZED         FAIR
                                                        COST           VALUE
                                                     ---------       --------
Due in one year or less                               $ 19,041       $ 19,530
Due after one year through five years                   17,500         18,245
Due after five years through ten years                      --             --
Mutual funds                                            34,148         34,034
Federal Home Loan Mortgage Corporation stock             1,440          1,417
Mortgage-related securities                            602,958        618,123
                                                      --------       --------
                                                      $675,087       $691,349
                                                      ========       ========

The following table summarizes the adjustment to other comprehensive income and the related tax effect for each of the three years ended December 31:

                                                       2002         2001         2000
                                                     -------      -------      --------
Unrealized holding gain (loss) on available-for-
     sale securities arising during the period       $ 7,062      $ 8,315      $ 10,205
Related tax (expense) benefit                         (2,593)      (2,940)       (3,636)
                                                     -------      -------      --------
Change in other comprehensive income                 $ 4,469      $ 5,375      $  6,569
                                                     =======      =======      ========

Investment securities with a fair value of approximately $29,161 and $21,712 at December 31, 2002 and 2001, were pledged to secure deposits and for other purposes as permitted or required by law. See also Notes 6 and 11 for additional information regarding security pledges.

3. LOANS RECEIVABLE

Loans receivable consist of the following:

                                                            DECEMBER 31
                                                       2002              2001
                                                    ----------        ----------
Mortgage loans:
   One-to-four family                               $  827,648        $  992,126
   Multifamily                                         112,189           131,925
   Commercial real estate                              186,960           165,556
   Construction and development                        127,174           125,611
                                                    ----------        ----------
Total mortgage real estate loans                     1,253,971         1,415,218
Consumer and other loans:
   Fixed equity                                        234,049           200,500
   Home equity lines of credit                          77,697            76,472
   Student                                              22,636            25,410
   Home improvement                                      6,993             9,439
   Automobile                                           68,140            77,621
   Other                                                22,434            25,886
                                                    ----------        ----------
Total consumer and other loans                         431,949           415,328
Total commercial business loans                         61,060            60,932
                                                    ----------        ----------
Total loans receivable                               1,746,980         1,891,478
Less:
   Undisbursed loan proceeds                            46,048            44,467
   Allowance for loan losses                            12,743            12,245
   Unearned loan fees and discounts                      2,527             3,611
                                                    ----------        ----------
                                                        61,318            60,323
                                                    ----------        ----------
Total loans receivable - net                        $1,685,662        $1,831,155
                                                    ==========        ==========

The Company's first mortgage loans and home equity lines of credit are primarily secured by properties housing one-to-four families which are generally located in the Company's local lending areas in Wisconsin, Michigan and Minnesota. There are no significant loans which are considered to be impaired at December 31, 2002 or 2001. Non-accrual loans at December 31, 2002 were $7,283 and at December 31, 2001, were $2,654.

A summary of the activity in the allowance for loan losses follows:

                                                 YEAR ENDED DECEMBER 31
                                           2002           2001           2000
                                         --------       --------       --------
Balance at beginning of year             $ 12,245       $ 12,238       $  6,948
Provisions                                    760            723            423
Allowance of acquired business                 --             --          5,028
Charge-offs                                  (481)          (817)          (194)
Recoveries                                    219            101             33
                                         --------       --------       --------
Balance at end of year                   $ 12,743       $ 12,245       $ 12,238
                                         ========       ========       ========

The unpaid principal balance of loans serviced for others was $638,801, $583,057, and $440,207 at December 31, 2002, 2001 and 2000, respectively. These loans are not reflected in the consolidated financial statements.

4. GOODWILL, OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

The following is a reconciliation of reported net income and earnings per share to net income and earnings per share adjusted as if SFAS No. 142 had been adopted on January 1, 2000 (in thousands except per share amounts):

                                                       YEAR ENDED DECEMBER 31
                                                 2002           2001           2000
                                              ----------     ----------     ----------
Net income:
      As reported                             $   26,545     $   20,283     $   14,705
      Add back: Goodwill amortization                 --          3,098          1,066
                                              ----------     ----------     ----------
      Adjusted net income                     $   26,545     $   23,381     $   15,771
                                              ==========     ==========     ==========

Basic earnings per share:
      As reported                             $     1.26     $     0.95     See Note 1
      Add back: Goodwill amortization                 --            .14             --
                                              ----------     ----------     ----------
      Adjusted basic earnings per share       $     1.26     $     1.09     See Note 1
                                              ==========     ==========     ==========

Diluted earnings per share:
      As reported                             $     1.23     $     0.94     See Note 1
      Add back: Goodwill amortization                 --            .14             --
                                              ----------     ----------     ----------
      Adjusted diluted earnings per share     $     1.23     $     1.08     See Note 1
                                              ==========     ==========     ==========

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at December 31, 2002 is presented in the following table.

                                                     2002         2001         2000
                                                   -------      -------      -------
Mortgage servicing rights at beginning of year     $ 4,738      $ 3,442      $ 3,711
Servicing rights                                     3,251        2,397          232
Amortized servicing rights                          (1,840)      (1,101)        (501)
                                                   -------      -------      -------
Mortgage servicing rights at end of year             6,149        4,738        3,442
Valuation allowance                                 (3,089)        (487)          --
                                                   -------      -------      -------
Balance                                            $ 3,060      $ 4,251      $ 3,442
                                                   =======      =======      =======

Deposit based intangible had a carrying amount and a value net of accumulated amortization of $5,734 at December 31, 2002.

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

                                                     MORTGAGE
                                                     SERVICING         DEPOSIT BASE
                                                      RIGHTS            INTANGIBLES            TOTAL
                                                     ---------         ------------           ------
Twelve months ended December 31, 2002 (actual)        $2,999              $  662              $3,660
                                                      ======              ======              ======

Estimate for year ending December 31,
                                      2003            $1,784              $  662              $2,445
                                      2004             1,242                 662               1,903
                                      2005                34                 662                 695
                                      2006                --                 662                 661
                                      2007                --                 662                 661
                                Thereafter                --               2,424               2,429
                                                      ------              ------              ------
                                                      $3,060              $5,734              $8,794
                                                      ======              ======              ======

5. OTHER ASSETS

Other Assets are summarized as follows:

                                                                DECEMBER 31
                                                             2002         2001
                                                           --------     --------
Accrued interest:
   Mortgage-related securities                             $  2,481     $  2,431
   Investment securities                                      1,516        1,721
   Loans receivable                                           7,399        9,436
                                                           --------     --------
Total accrued interest                                       11,396       13,588
Foreclosed properties and repossessed assets                    750          382
Premises and equipment                                       44,034       43,187
Federal Home Loan Bank stock, at cost                        32,885       31,233
Life insurance policies                                      17,141       15,938
Other                                                        10,017        8,714
                                                           --------     --------
                                                           $116,223     $113,042
                                                           ========     ========

Foreclosed properties and repossessed assets are summarized as follows:

                                                                DECEMBER 31
                                                             2002         2001
                                                           --------     --------
Acquired by foreclosure or in lieu of foreclosure          $    733     $    346
Repossessed collateral                                           17           36
                                                           --------     --------
                                                           $    750     $    382
                                                           ========     ========

Premises and equipment are summarized as follows:

                                                                DECEMBER 31
                                                             2002         2001
                                                           --------     --------
Land and land improvements                                 $ 11,297     $ 11,098
Office buildings                                             39,074       38,128
Furniture and equipment                                      15,642       15,205
Leasehold improvements                                        1,092        1,227
                                                           --------     --------
                                                             67,105       65,658
Less allowances for depreciation and amortization            23,071       22,471
                                                           --------     --------
                                                           $ 44,034     $ 43,187
                                                           ========     ========

Depreciation expense for 2002, 2001 and 2000 was $2,811, $2,621, and $1,719,
respectively.

The Banks lease various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2012. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2002:

2003                                             $1,121
2004                                                775
2005                                                572
2006                                                508
2007                                                420
Thereafter                                        1,154
                                                 ------
Total                                            $4,550
                                                 ======

Rental expenses totaled $1,022, $923, and $628 for 2002, 2001 and 2000, respectively.

6. DEPOSITS

Deposits are summarized as follows:

                                                             DECEMBER 31
                                                        2002             2001
                                                     ----------       ----------
Checking accounts:
   Noninterest-bearing                               $   98,941       $   96,362
   Interest-bearing                                     149,008          137,317
                                                     ----------       ----------
                                                        247,949          233,679
Money market accounts                                   351,433          335,946
Savings accounts                                        230,170          214,859
Certificate accounts:
   Due within one year                                  681,339          934,378
   After one but within two years                       185,125          262,910
   After two but within three years                     216,002           57,514
   After three but within four years                     58,768           31,406
   After four but within five years                     155,869           19,748
   After five years                                          --               --
                                                     ----------       ----------
                                                      1,297,103        1,305,956
                                                     ----------       ----------
                                                     $2,126,655       $2,090,440
                                                     ==========       ==========

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more is approximately $166,864, and $144,955 at December 31, 2002 and 2001, respectively.

Interest expense on deposits was as follows:

                                                    YEAR ENDED DECEMBER 31
                                                 2002         2001         2000
                                               -------      -------      -------
Interest-bearing checking accounts             $   833      $ 1,208      $   992
Money market accounts                            6,673       12,200       12,208
Savings accounts                                 2,402        3,902        3,682
Certificate accounts                            54,983       71,974       48,905
                                               -------      -------      -------
                                               $64,891      $89,284      $65,787
                                               =======      =======      =======

7. BORROWINGS

Borrowings consist of the following:

                                                  DECEMBER 31
                                        2002                         2001
                              -----------------------      ------------------------
                                            Weighted-                     Weighted-
                                             Average                       Average
                              Balance         Rate          Balance         Rate
                              --------      ---------      --------       ---------
Federal Home Loan Bank
  advances maturing:
      2002                          --          --         $116,339        6.21%
      2003                    $ 60,888        5.50%          60,905        5.50
      2004                     231,765        5.61          231,773        5.61
      2005                      17,990        5.21           17,995        5.20
      2006                       7,946        4.86            7,947        4.85
      Thereafter                13,710        5.65            7,066        5.71
Other borrowings                22,679        0.99           23,335        1.39
                              --------                     --------
                              $354,978                     $465,360
                              ========                     ========

Advances that mature in the year 2004 consist of borrowings that are redeemable at the option of the FHLB.

The Banks are required to maintain unencumbered mortgage loans in their portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Banks' borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $32,885 and $31,233 at December 31, 2002 and 2001, respectively.

The Banks are a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, they accept TT&L deposits. The Banks are allowed to borrow these deposits from the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits. As of December 31, 2002 and 2001, the TT&L deposits were $22,679 and $23,335, respectively.

First Northern Savings Bank has a line of credit with two financial institutions which totals $10.0 million. At December 31, 2002 and 2001, no draws were outstanding.

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

Quantitative measures established by federal regulation to ensure adequacy require the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2002, that the Banks meet all capital adequacy requirements to which they are subject.

                                                                                       TO BE WELL
                                                                                   CAPITALIZED UNDER
                                                               FOR CAPITAL         PROMPT CORRECTIVE
                                          ACTUAL            ADEQUACY PURPOSES      ACTION PROVISIONS
                                    ------------------      -----------------      -----------------
                                     AMOUNT      RATIO       AMOUNT     RATIO       AMOUNT     RATIO
                                    --------     -----      -------     -----      -------     -----
Mutual Savings Bank
As of December 31, 2002:
   Total capital                    $152,715     17.42%     $70,129      8.00%     $87,661     10.00%
      (to risk-weighted assets)
   Tier 1 capital                    146,111     16.67%      35,064      4.00%      52,596      6.00%
      (to risk-weighted assets)
   Tier 1 capital                    146,111      7.77%      75,214      4.00%      94,017      5.00%
      (to average assets)

First Northern Savings Bank
As of December 31, 2002:
   Total capital                    $ 94,324     14.80%     $50,995      8.00%     $63,743     10.00%
      (to risk-weighted assets)
   Tier 1 capital                     89,851     14.10%      25,497      4.00%      38,246      6.00%
      (to risk-weighted assets)
   Tier 1 capital                     89,851      9.62%      37,360      4.00%      46,700      5.00%
      (to average assets)

Mutual Savings Bank
As of December 31, 2001:
   Total capital                    $145,141     15.46%     $75,085      8.00%     $93,856     10.00%
      (to risk-weighted assets)
   Tier 1 capital                    138,300     14.74%      37,542      4.00%      56,314      6.00%
      (to risk-weighted assets)
   Tier 1 capital                    138,300      7.19%      76,955      4.00%      96,193      5.00%
      (to average assets)

First Northern Savings Bank
As of December 31, 2001:
   Total capital                    $ 85,851     13.50%     $50,805      8.00%     $63,507     10.00%
      (to risk-weighted assets)
   Tier 1 capital                     80,677     12.70%      25,403      4.00%      38,104      6.00%
      (to risk-weighted assets)
   Tier 1 capital                     80,677      8.55%      37,748      4.00%      47,185      5.00%
      (to average assets)

The Company is not aware of any conditions or events, which would change the Banks' status as well capitalized. There are no conditions or events since that notification that management believes have changed the Banks' category.

Following are reconciliations of the Banks' equity under generally accepted accounting principles to capital as determined by regulators:

                                           MUTUAL SAVINGS BANK       FIRST NORTHERN SAVINGS BANK
                                         ------------------------    ---------------------------
                                           RISK-         TIER I          RISK-         TIER I
                                           BASED         (CORE)          BASED         (CORE)
                                          CAPITAL        CAPITAL        CAPITAL        CAPITAL
                                         ---------      ---------      ---------      ---------
As of December 31, 2002:
   Equity per bank records               $ 166,399      $ 166,399      $ 138,758      $ 138,758
   Unrealized gains on investments          (9,625)        (9,625)        (1,002)        (1,002)
   Goodwill and intangibles                 (8,372)        (8,372)       (47,635)       (47,635)
   Investment in "nonincludable"
      subsidiaries                          (2,089)        (2,089)          (208)          (208)
   Disallowed servicing assets                (202)          (202)           (62)           (62)
   Equity investments required to be
      deducted                                 (21)            --         (1,645)            --
   Allowance for loan losses                 6,625             --          6,118             --
                                         ---------      ---------      ---------      ---------
Regulatory capital                       $ 152,715      $ 146,111      $  94,324      $  89,851
                                         =========      =========      =========      =========

                                           RISK-         TIER I          RISK-         TIER I
                                           BASED         (CORE)          BASED         (CORE)
                                          CAPITAL        CAPITAL        CAPITAL        CAPITAL
                                         ---------      ---------      ---------      ---------
As of December 31, 2001:
   Equity per bank records               $ 154,430      $ 154,430      $ 129,928      $ 129,928
   Unrealized gains on investments          (5,281)        (5,281)          (894)          (894)
   Goodwill and intangibles                 (8,726)        (8,726)       (47,873)       (47,873)
   Investment in "nonincludable"
      subsidiaries                          (2,123)        (2,123)          (354)          (354)
   Disallowed servicing assets                  --             --           (130)          (130)
   Equity investments required to be
      deducted                                  --             --           (230)            --
   Allowance for loan losses                 6,841             --          5,404             --
                                         ---------      ---------      ---------      ---------
Regulatory capital                       $ 145,141      $ 138,300      $  85,851      $  80,677
                                         =========      =========      =========      =========

The compensation of basic and diluted earnings per share is presented in the following table.

                                                       YEAR ENDED DECEMBER 31
                                             -------------------------------------------
                                                2002            2001            2000
                                             -----------     -----------     -----------
       BASIC EARNINGS PER SHARE
Net income                                   $    26,545     $    20,283     $    14,705
                                             ===========     ===========     ===========

Weighted average shares outstanding           20,995,707      21,320,080      21,570,803
Allocated ESOP shares for the period              89,188          89,188              --
Vested MRP shares for the period                  65,580          31,366              --
                                             -----------     -----------     -----------
                                              21,150,475      21,440,634      21,570,803
                                             ===========     ===========     ===========

Basic earnings per share                     $      1.26     $      0.95      See Note 1
                                             ===========     ===========

       DILUTED EARNINGS PER SHARE
Net income                                   $26,545,000     $20,283,000     $14,705,000
                                             ===========     ===========     ===========

Weighted average shares outstanding used
   in basic earnings per share                21,150,475      21,150,475      21,570,803

Net dilutive effect of:
   Stock option shares                           352,985         129,471              --
   Unvested MRP shares                            75,934          25,385              --
                                             -----------     -----------     -----------
                                              21,579,394      21,595,490      21,570,803
                                             ===========     ===========     ===========

Diluted earnings per share                   $      1.23     $      0.94      See Note 1
                                             ===========     ===========

9. EMPLOYEE BENEFIT PLANS

Bank Mutual Corporation

Bank Mutual Corporation has a discretionary, defined-contribution savings plan (the Savings Plan). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee's contributions. Matching contributions made by the Company or Mutual Savings Bank were $103 in 2002, $89 in 2001 and $76 in 2000. Effective December 31, 2001,
First Northern Savings Bank's 401(k) Plan, described below, was combined with the Savings Plan which was formerly maintained by Mutual Savings Bank. Effective January 1, 2002, the Savings Plan became a defined contribution 401(k) plan for employees of Bank Mutual and its subsidiaries.

Bank Mutual Corporation also has a defined-benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental pension plan for certain qualifying employees. The supplemental pension plan is funded through a "rabbi trust" arrangement. The benefits are generally based on years of service and the employee's average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company's funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974. Prior to January 1, 2002, this plan was maintained by Mutual Savings Bank. As of January 1, 2002, First Northern Savings Bank employees meeting certain minimum age and service requirements entered the defined benefit plan; for those First Northern Savings Bank employees, only years of service after that date are counted for funding. However, for vesting purposes, First Northern Savings Bank employees received credit under the defined benefit plan for their years of service since joining First Northern

The following tables set forth the defined benefit pension plan's funded status and net periodic benefit cost:

                                                              2002           2001
                                                            --------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                     $ 16,435       $ 15,024
Service cost                                                   1,251            803
Interest cost                                                  1,163          1,096
Amendment                                                         --             34
Actuarial loss (gain)                                            497           (209)
Benefits paid                                                   (364)          (313)
                                                            --------       --------
Benefit obligation at end of year                           $ 18,982       $ 16,435
                                                            ========       ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year              $ 18,435       $ 16,221
Actual return on plan assets                                   1,266          2,417
Employer contributions                                         1,733            110
Benefits paid                                                   (364)          (313)
                                                            --------       --------
Fair value of plan assets at end of year                    $ 21,070       $ 18,435
                                                            ========       ========
FUNDED STATUS
Funded status at end of year                                $  2,088       $  2,000
Unrecognized net actuarial loss                               (1,511)        (2,079)
Unrecognized prior service cost                                  591            720
Unrecognized net transition asset                                 --             --
                                                            --------       --------
Prepaid benefit cost                                        $  1,168       $    641
                                                            ========       ========

Weighted-average assumptions used in cost calculations:
   Discount rate                                                7.00%          7.50%
   Rate of increase in compensation levels                      5.00%          5.00%
   Expected long-term rate of return on plan assets             7.00%          7.50%

                                             2002         2001         2000
                                            -------      -------      -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $ 1,251      $   803      $   819
Interest cost                                 1,163        1,096        1,032
Expected return on plan assets               (1,266)      (1,196)      (1,049)
Amortization of transition asset                 --          (50)         (51)
Amortization of prior service cost              129          146          195
Recognized actuarial loss (gain)                 (4)          16           18
Amortization of gain from prior periods         (68)          --           --
                                            -------      -------      -------
Total net periodic benefit cost             $ 1,205      $   815      $   964
                                            =======      =======      =======

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

First Northern Savings Bank

Prior to January 1, 2002, First Northern Savings Bank had a participatory defined-contribution 401(k) plan. The plan covered all employees with at least one year of service and who attained age 21. First Northern Savings Bank annually contributed 3% of an employee's gross earnings and had funded an additional discretionary dollar amount to the plan. First Northern Savings Bank also matched 50% of the first 4% of the amount of each employee's contribution. In addition, each employee may contribute amounts in excess of 4%, up to the lesser of 15% of compensation or federal tax limits, with no First Northern Savings Bank participation. Total expense relating to this plan for the year ended December 31, 2001 was $498 and for the two months ended December 31, 2000, was $53. Effective December 31, 2001, the First Northern Savings Bank's participatory defined-contribution 401(k) plan was combined with Mutual Savings Bank's defined contribution 401(k) plan and as of January 1, 2002, a new combined Bank Mutual defined contribution 401(k) plan was established, as discussed above.

First Northern Savings Bank also has an unfunded deferred retirement plan for the Bank's non-employee directors. All members of First Northern Savings Bank's Board of Directors are eligible under the plan. Directors of predecessor institutions who are members of an advisory board are eligible at the discretion of First Northern Savings Bank. Currently there are four retired advisory board members in the plan. First Northern Savings Bank also has supplemental retirement plans for several executives. Total expense relating to these plans for the year ended December 31, 2002 and 2001 was $191 and $225. For the two months ended December 31, 2000 the expense was $17.

10. STOCK-BASED BENEFIT PLANS

In conjunction with the reorganization, the Company established an ESOP for the employees of the Company and the Banks. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. At November 1, 2000, the ESOP borrowed $609 from the Company and purchased 60,910 shares of common stock issued in the public offering. Subsequent to this initial purchase, through December 31, 2000, the ESOP borrowed an additional $8,362 and purchased an additional 828,000 shares. In January 2001, the ESOP bought an additional 2,969 shares. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-tenth of the shares are scheduled to be released each year which started in 2001. Also, additional shares may be released as the ESOP Trust receives cash dividends from the unallocated shares held in the Trust. In 2002 and 2001, such additional shares were released. ESOP expense for the year ended December 31, 2002 was $2,414; for the year ended December 31, 2001 was $1,461; there was no ESOP expense during the year ended December 31, 2000. ESOP shares not committed to be released are not considered outstanding for the purposes of computing EPS.

The following table summarizes shares of Company common stock held by the ESOP at December 31.

                                         2002         2001         2000
                                       --------     --------     --------
Shares allocated to participants        233,175      113,936           --
Unallocated and unearned shares         658,704      777,943      888,910
Fair value of unearned ESOP shares     $ 15,236     $ 11,887     $  8,445

11. INCOME TAXES

The provision for income taxes consists of the following:

                                                YEAR ENDED DECEMBER 31
                                          2002            2001           2000
                                        --------        --------        -------
Current:
   Federal                              $ 13,703        $ 10,768        $ 8,732
   State                                     (43)           (113)          (230)
                                        --------        --------        -------
                                          13,660          10,655          8,502
Deferred expense (benefit):
   Federal                                  (895)          1,125           (129)
   State                                     191             304            335
                                        --------        --------        -------
                                            (704)          1,429            206
                                        --------        --------        -------
                                        $ 12,956        $ 12,084        $ 8,708
                                        ========        ========        =======

For state income tax purposes, certain subsidiaries have net operatings loss carryovers of $13,251 available to offset against future income. The carryovers expire in the years 2003 through 2018 if unused.

The income tax provision differs from the provision computed at the federal statutory corporate rate as follows:

                                                               YEAR ENDED DECEMBER 31
                                                         2002          2001          2000
                                                       --------      --------      --------
Income before provision for income taxes               $ 39,501      $ 32,367      $ 23,414
                                                       ========      ========      ========
Tax expense at federal statutory rate                  $ 13,825      $ 11,328      $  8,195
Increase (decrease) in taxes resulting from:
   State income taxes - net of federal tax benefit         (521)          124            70
   Nondeductible intangible amortization                     --         1,177           466
   Bank Owned Life Insurance                               (317)         (381)           --
   Other                                                    (31)         (164)          (23)
                                                       --------      --------      --------
Provision for income taxes                             $ 12,956      $ 12,084      $  8,708
                                                       ========      ========      ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                             DECEMBER 31
                                                         2002            2001
                                                       --------        --------
Deferred tax assets:
   State net operating losses                          $    693        $    829
   Loan loss reserves                                     4,938           4,386
   Pension                                                2,336           2,140
   Deferred compensation                                  1,283           1,350
   Other                                                    322              97
                                                       --------        --------
Total deferred tax assets                                 9,572           8,802
Valuation allowance                                        (784)           (769)
                                                       --------        --------
Net Deferred tax assets                                   8,788           8,033

Deferred tax liabilities:
   Property and equipment depreciation                    1,204           1,189
   FHLB stock dividends                                   2,884           2,077
   Deferred loan fees                                       172             520
   Purchase accounting adjustments                        5,866           6,289
   Unrealized gain on investment securities               5,859           3,183
                                                       --------        --------
Total deferred tax liabilities                           15,985          13,258
                                                       --------        --------
Net deferred tax asset (liability)                     $ (7,197)       $ (5,225)
                                                       ========        ========

The Banks and certain predecessor banks qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for federal income taxes has been made for approximately $64,475 of retained income as of December 31, 2002. If, in the future, either of the Banks no longer qualifies as a bank for tax purposes, income taxes of approximately $25,874 would be imposed.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition. The contract amounts reflect the extent of involvement the Company has in particular classes of financial instruments and also represents the Company's maximum exposure to credit loss.

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

Financial instruments whose contract amounts represent credit risk are as follows:

                                                                DECEMBER 31
                                                             2002         2001
                                                           --------     --------
Unused consumer lines of credit                            $145,306     $130,269
Unused commercial lines of credit                            29,106       21,376
Commitments to extend credit:
   Fixed rate                                                40,920       14,979
   Adjustable rate                                            8,055       26,164
Credit enhancement under the Federal Home Loan Bank
   of Chicago Mortgage Partnership Finance program               16           34

Forward commitments to sell mortgage loans of $73,792 at December 31, 2002, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose the Banks to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. Forward commitments at December 31, 2001 were $41,314.

The Company participates in the FHLB Mortgage Partnership Finance Program (the Program). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had no firm commitments outstanding to deliver loans through the Program at December 31, 2002. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company received a fee for this credit enhancement. The Company does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

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

                                                          DECEMBER 31                       DECEMBER 31
                                                             2002                              2001
                                                  --------------------------        --------------------------
                                                  Carrying            Fair          Carrying            Fair
                                                    Value            Value            Value            Value
                                                  ---------        ---------        ---------        ---------
Cash and cash equivalents                        $  241,759       $  241,759       $  251,912       $  251,912
Investment and mortgage-related securities          691,349          691,349          614,143          614,143
Loans receivable, net                             1,685,662        1,743,105        1,831,155        1,870,581
Loans held for sale                                  46,971           46,971           32,321           32,321
Mortgage servicing rights                             3,060            3,060            4,251            4,251
Federal Home Loan Bank stock                         32,885           32,885           31,233           31,233
Accrued interest receivable                          11,396           11,396           13,588           13,588
Deposits and accrued interest                     2,126,655        2,168,534        2,090,440        2,107,022
Advance payments by borrowers                         3,060            3,060            3,499            3,499
Borrowings                                          354,978          374,533          465,360          489,484

The above table does not include any amount for the value of any off-balance-sheet items (see Note 12) since the fair value of these items is not significant.

14. SUBSEQUENT EVENT

On March 16, 2003, Bank Mutual's two savings bank subsidiaries combined under Mutual Savings Bank's charter and formed one savings bank named "Bank Mutual." Estimated costs incurred with the combination are as follows: Marketing costs of $1.3 million of which $900,000 is anticipated to be expensed in the first six months of 2003 and $350,000 of signage which will be capitalized and then amortized over its useful life. In addition, systems upgrades of approximately $1.8 million of which the majority was capitalized in late 2002 and will be amortized over five years.

15. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                        STATEMENT OF FINANCIAL CONDITION

                                                                    DECEMBER 31
                                                                 2002           2001
                                                              ---------      ---------
ASSETS
Cash and cash equivalents                                     $  15,576      $  20,241
Investment in subsidiaries                                      305,157        284,358
Receivable from ESOP                                              6,647          7,850
Other assets                                                         17              1
                                                              ---------      ---------
                                                              $ 327,397      $ 312,450
                                                              =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Due to subsidiaries                                        $   3,455      $   6,948
   Other liabilities                                                867          1,404
                                                              ---------      ---------
                                                                  4,322          8,352
Shareholders' equity
   Common stock - $.01 par value:
      Authorized - 100,000,000 shares
      Issued - 22,341,665 shares in 2002 and 2001
      Outstanding - 21,752,971 shares in 2002 and
      22,337,165 in 2001                                            223            223
   Additional paid-in capital                                   109,074        108,043
   Retained earnings                                            224,932        201,777
   Unearned ESOP shares                                          (6,647)        (7,850)

   Accumulated other comprehensive income                        10,487          6,018
   Unearned deferred compensation                                (3,133)        (4,047)
   Treasury stock - 588,694 shares in 2002, 4,500 in 2001       (11,861)           (66)
                                                              ---------      ---------
                                                                323,075        304,098
                                                              ---------      ---------
                                                              $ 327,397      $ 312,450
                                                              =========      =========

                               STATEMENT OF INCOME

                                                               YEAR ENDED DECEMBER 31
                                                                 2002           2001
                                                              ---------      ---------
Interest income                                               $     989      $   1,560
Equity in earnings of subsidiaries                               26,330         19,668
Other                                                                 3            139
                                                              ---------      ---------
Total income                                                     27,322         21,367

Total expenses                                                      634            667
                                                              ---------      ---------
Income before provision for income taxes                                        20,700
Provision for income taxes                                          143            417
                                                              ---------      ---------
Net income                                                    $  26,545      $  20,283
                                                              =========      =========

STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                                    2002          2001
                                                                  --------      --------
Cash flows from operating activities
   Net income                                                     $ 26,545      $ 20,283
   Adjustment to reconcile net income to net cash provided by
      (used in) operating activities:
   Equity in earnings of subsidiaries                              (26,330)      (19,668)
   Amortization of cost of stock benefit plans                       3,770         1,849
   Decrease in due to subsidiaries                                  (3,493)       (2,011)
   Change in other operating activities and liabilities               (553)        1,758
                                                                  --------      --------
Net cash used in operating activities                                  (61)        2,211

Cash flows from investing activities:
   Transfer from subsidiary resulting from restructuring                --            --
   Business acquisition, net of cash and cash equivalents               --            --
   Dividends from Company subsidiaries                              10,000         3,120
                                                                  --------      --------
Net cash provided by investing activities                           10,000         3,120

Cash flows from financing activities:
   Sale of stock                                                        --            --
   Purchase of ESOP shares                                              --           (29)
   Cash dividends                                                   (3,390)       (2,857)
   Purchase of treasury stock                                      (12,417)       (4,920)
   Payments received on ESOP                                         1,203         1,150
                                                                  --------      --------
Net cash provided by financing activities                          (14,604)       (6,656)
                                                                  --------      --------
Increase (decrease) in cash and cash equivalents                    (4,665)       (1,325)
Cash and cash equivalents at beginning of year                      20,241        21,566
                                                                  --------      --------
Cash and cash equivalents at end of year                          $ 15,576      $ 20,241
                                                                  ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Bank Mutual's definitive Proxy Statement for its Annual Meeting of Shareholders on May 5, 2003 (the "2003 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to "Directors' Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2003 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners" in the 2003 Annual Meeting Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

      The following chart gives aggregate information regarding grants under all equity compensation plans of Bank Mutual through December 31, 2002.

                                                                                           Number of securities
                                                                                           remaining available
                                      Number of securities                              for future issuance under
                                       to be issued upon          Weighted-average         equity compensation
                                          exercise of            exercise price of           plans (excluding
                                      outstanding options,      outstanding options,       securities reflected
         Plan category              warrants and rights (1)     warrants and rights         in 1st column) (2)
         -------------              -----------------------     -------------------         ------------------
Equity compensation plans                  1,045,896                   $11.76                     37,103
approved by securityholders

Equity compensation plans not                 -0-                       n/a                         -0-
approved by securityholders

Total                                      1,045,896                   $11.76                     37,103

----------
(1) Represents options granted under the Bank Mutual Corporation 2001 Stock Incentive Plan ("2001 Plan"), which was approved by shareholders in May 2001, as amended with shareholder approval in May 2002.

(2) Represents 28,849 shares as to which options may be granted under the 2001 Plan, and 8,254 shares which remained available under the 2001 Plan for grant as restricted shares. In addition, there are 658,704 shares that are held in the Employee Stock Ownership Plan, subject to release and allocation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Bank Mutual" in the 2003 Annual Meeting Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. In response to the adoption of the Sarbanes-Oxley Act of 2002, Bank Mutual and the certifying officers of this report have implemented disclosure controls and procedures to ensure that material information relating to Bank Mutual is made known to the signing officers, and consequently reflected in periodic SEC reports. These controls and procedures are built upon Bank Mutual's pre-existing practices. Bank Mutual and those officers have evaluated for this report, the effectiveness of those disclosures controls and procedures within 90 days prior to its filing. Bank Mutual and the certifying officers believe that these disclosure controls and procedures are effective, based upon this evaluation.

      (b) Changes in internal controls. During the period covered by this report, there were not any significant changes in Bank Mutual's internal controls or in other factors that could significantly effect these controls subsequent to the date of their evaluation, including any corrective actions with respect to material weaknesses and significant deficiencies.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)   Documents filed as part of the Report:

                  1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Bank Mutual Corporation and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

      Consolidated Statements of Financial Condition - December 31, 2002 and
2001.

      Consolidated Statements of Operations - Years Ended December 31, 2002, 2001 and 2000.

      Consolidated Statements of Changes In Shareholders' Equity - Years Ended December 31, 2002, 2001 and 2000.

      Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000.

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

            (b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed in the fourth quarter of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BANK MUTUAL CORPORATION
March 20, 2003


                                        By: /s/ Michael T. Crowley, Jr.
                                            ------------------------------------
                                            Michael T. Crowley, Jr.
                                            Chairman and Chief Executive Officer

                                   ----------

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

                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

                               SIGNATURE AND TITLE


       /s/ Michael T. Crowley, Jr.                 /s/ Raymond W. Dwyer, Jr.
----------------------------------------        -------------------------------
   Michael T. Crowley, Jr., Chairman,           Raymond W. Dwyer, Jr., Director
  Chief Executive Officer and Director
      (Principal Executive Officer)


         /s/ Michael D. Meeuwsen                   /s/ Thomas J. Lopina, Sr.
----------------------------------------        -------------------------------
     Michael D. Meeuwsen, President,            Thomas J. Lopina, Sr., Director
  Chief Operating Officer and Director


           /s/ Rick B. Colberg                       /s/ William J. Mielke
----------------------------------------        -------------------------------
Rick B. Colberg, Chief Financial Officer          William J. Mielke, Director
      (Principal Financial Officer)


          /s/ Marlene M. Scholz                       /s/ Robert B. Olson
----------------------------------------        -------------------------------
Marlene M. Scholz, Senior Vice President           Robert B. Olson, Director
     (Principal Accounting Officer)


       /s/ Michael T. Crowley, Sr.                    /s/ David J. Rolfs
----------------------------------------        -------------------------------
    Michael T. Crowley, Sr., Director              David J. Rolfs, Director


         /s/ Thomas H. Buestrin                      /s/ Jelmer G. Swoboda
----------------------------------------        -------------------------------
      Thomas H. Buestrin, Director                Jelmer G. Swoboda, Director


            /s/ Mark C. Herr
----------------------------------------
         Mark C. Herr, Director

----------
      *     Each of the above signatures is affixed as of March 20, 2003.

                                 CERTIFICATIONS

I, Michael T. Crowley, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Bank Mutual Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003


                                               /s/ Michael T. Crowley, Jr.
                                        ----------------------------------------
                                                 Michael T. Crowley, Jr.
                                                    Chairman and CEO

I, Rick B. Colberg, certify that:

1. I have reviewed this annual report on Form 10-K of Bank Mutual Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003


                                                   /s/ Rick B. Colberg
                                        ----------------------------------------
                                                     Rick B. Colberg
                                                 Chief Financial Officer

                                   BANK MUTUAL
                       ("Bank Mutual" or the "Registrant")
                          Commission File No. 000-32107

                                  EXHIBIT INDEX
                                       TO
                            2002 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2002:

                                                                        INCORPORATED HEREIN                FILED
EXHIBIT       DESCRIPTION                                                 BY REFERENCE TO                HEREWITH
-------       -----------                                                 ---------------                --------
2.1           Plan of Restructuring from Mutual Savings Bank      Exhibit 2.1 to Bank Mutual's
              to Mutual Holding Company of Mutual Savings         Registration Statement on Form
              Bank, as amended and restated July 31, 2000**       S-1, Registration No. 333-
                                                                  39362 (the "2000 S-1")

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

10.5(a)*      Employment Agreement between Mutual                 Exhibit 10.5(a) to 2000 S-1
              Savings Bank and Michael T. Crowley Jr.

10.5(b)*      Amendment thereto dated February 17, 1998           Exhibit 10.5(b) to 2000 S-1

10.6(a)*      Employment Agreement between Mutual                 Exhibit 10.6(a) to 2000 S-1
              Savings Bank and Michael T. Crowley, Sr. dated
              December 31, 1993

10.6(b)*      Amendment thereto dated February 17, 1998           Exhibit 10.6(b) to 2000 S-1

10.7*         Form of Employment Agreements of Mr.                Exhibit 10.7 to 2000 S-1
              Maurer and Ms. Scholz with Mutual Savings
              Bank, each dated as of January 1, 2001

10.8(a)*      Employment Agreement between First Northern         Exhibit 10.8(a) to Bank
              Savings Bank and Michael D. Meeuwsen dated          Mutual's Annual Report on
              as of January 2, 1990                               Form 10-K for the year ended
                                                                  December 31, 2000 ("2000
                                                                  10-K")

                                                                        INCORPORATED HEREIN                FILED
EXHIBIT       DESCRIPTION                                                 BY REFERENCE TO                HEREWITH
-------       -----------                                                 ---------------                --------
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

10.11(b)*     Form of Amendment No. 1 thereto dated as of         Exhibit 10.11(b) to 2000 10-K
              September 20, 1995

10.11(c)*     Form of Amendment No. 2 thereto, dated as of        Exhibit 10.6.4 to FNCC 1998
              October 15, 1998                                    10-K

10.12*        Mutual Savings Bank Management Incentive            Exhibit 10.12(b) to 2000 10-K
              Compensation Plan (MIP)

10.13*        First Northern Savings Bank Management              Exhibit 10.13 to 2000 10-K
              Incentive Compensation Plan

10.14         Bank Mutual 2001 Stock Incentive Plan, as           Exhibit 10.1 to Bank Mutual's
              amended May 7, 2002                                 Quarterly Report on Form 10-Q
                                                                  for the quarter ended March 31,
                                                                  2002

21.1          List of Subsidiaries                                                                           X

23.1          Consent of Ernst & Young LLP                                                                   X

24.1          Powers of Attorney                                  Signature Page

99.1          Certification of the CEO pursuant to 18 U.S.C.                                                 X
              Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

99.2          Certification of the CFO pursuant to 18 U.S.C.                                                 X
              Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

----------
* Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K

** Without exhibit or schedules, which will be furnished to the Commission upon request