Form 10-Q
period 2003-03-31
BANK MUTUAL CORP
filed 2003-05-15
CIK 1123270

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-31207

                             BANK MUTUAL CORPORATION
             (Exact name of registrant as specified in its charter)

        UNITED STATES                                 39-2004336
-------------------------------             -------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                            4949 WEST BROWN DEER ROAD
                               MILWAUKEE, WI 53223
                                 (414) 354-1500
                    -----------------------------------------
               (Address, including Zip Code, and telephone number,
        including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes /X/            No / /

Indicate by checkmark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act).

                         Yes / /            No / / [Not yet applicable]

The number of shares outstanding of the issuer's common stock $0.01 par value per share, was 21,408,971 shares, at April 30, 2003.
================================================================================

                             BANK MUTUAL CORPORATION

                                   10-Q INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.        FINANCIAL INFORMATION:

ITEM L.   FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial Condition
          as of March 31, 2003 and December 31, 2002                                      3

          Unaudited Consolidated Statements of Income
          for the three months ended March 31, 2003 and 2002                              4

          Unaudited Consolidated Statements of Shareholders' Equity
          for the three months ended March 31, 2003 and 2002                              5

          Unaudited Consolidated Statements of Cash Flows
          for the three months ended March 31, 2003 and 2002                            6-7

          Notes to Unaudited Consolidated Financial Statements                         8-20

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                         21-35

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  36-39

ITEM 4.   CONTROLS AND PROCEDURES                                                        40

PART II.       OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            41

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                               41

SIGNATURES                                                                               42

CERTIFICATIONS                                                                        43-44

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    MARCH 31     DECEMBER 31
                                                                      2003           2002
                                                                  --------------------------
                                                                         (In thousands)
ASSETS
Cash and due from banks                                           $    35,773    $    40,297
  Federal funds sold                                                  135,000        165,000
  Interest-earning deposits                                            38,445         36,462
                                                                  --------------------------
  Cash and cash equivalents                                           209,218        241,759
Securities available-for-sale, at fair value:
  Investment securities                                                80,838         73,226
  Mortgage-related securities                                         626,447        618,123
Loans held for sale                                                    55,859         46,971
Loans receivable, net                                               1,693,898      1,685,662
Goodwill                                                               52,570         52,570
Other intangible assets                                                 5,569          5,734
Mortgage servicing rights                                               3,175          3,060
Other assets                                                          121,375        116,223
                                                                  --------------------------
                                                                  $ 2,848,949    $ 2,843,328
                                                                  ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                        $ 2,144,012    $ 2,126,655
  Borrowings                                                          329,844        354,978
  Advance payments by borrowers for taxes and insurance                11,792          3,060
  Other liabilities                                                    47,982         35,560
                                                                  --------------------------
                                                                    2,533,630      2,520,253
Shareholders' equity:
  Preferred stock - $.01 par value:
    Authorized- 10,000,000 shares in 2003 and 2002
    Issued and outstanding - none in 2003 and 2002                         --             --
  Common stock - $.01 par value:
    Authorized- 100,000,000 shares in 2003 and 2002
    Issued - 22,341,665 shares in 2003 and 2002
    Outstanding - 21,408,971 shares in 2003; 21,752,971 in 2002           223            223
  Additional paid-in capital                                          109,299        109,074
  Retained earnings                                                   229,778        224,932
  Unearned ESOP shares                                                 (6,350)        (6,647)
  Accumulated other comprehensive income                                5,140         10,487
  Unearned deferred compensation                                       (2,871)        (3,133)
  Treasury stock - 932,694 in 2003; 588,694 in 2002                   (19,900)       (11,861)
                                                                  --------------------------
                                                                      315,319        323,075
                                                                  --------------------------
                                                                  $ 2,848,949    $ 2,843,328
                                                                  ==========================

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    2003           2002
                                                                  -----------------------
                                                                 (In thousands, except per
                                                                        share data)
Interest income:
   Loans                                                          $ 27,685       $ 32,842
   Investment securities                                             1,182          1,462
   Mortgage-related securities                                       7,353          7,940
   Interest-earning deposits                                           476            723
                                                                  -----------------------
Total interest income                                               36,696         42,967

Interest expense:
   Deposits                                                         13,893         17,497
   Borrowings                                                        4,607          6,057
   Advance payments by borrowers for taxes and insurance                10             24
                                                                  -----------------------
Total interest expense                                              18,510         23,578
                                                                  -----------------------
Net interest income                                                 18,186         19,389
Provision for loan losses                                              258             15
                                                                  -----------------------
Net interest income after provision for loan losses                 17,928         19,374

Noninterest income:
   Service charges on deposits                                       1,030          1,029
   Brokerage and insurance commissions                                 677            813
   Loan related fees and servicing revenue (loss)                      (84)            47
   Gain on sales of loans                                            1,767            953
   Other                                                             1,115          1,001
                                                                  -----------------------
Total noninterest income                                             4,505          3,843

Noninterest expenses:
   Compensation, payroll taxes and other employee benefits           7,682          7,917
   Occupancy and equipment                                           2,664          2,591
   Amortization of other intangible assets                             165            165
   Other                                                             2,870          2,938
                                                                  -----------------------
Total noninterest expenses                                          13,381         13,611
                                                                  -----------------------
Income before income taxes                                           9,052          9,606
Income taxes                                                         3,183          3,275
                                                                  -----------------------
Net income                                                        $  5,869       $  6,331
                                                                  =======================
Per share data:
   Earnings per share - basic                                     $   0.28       $   0.30
                                                                  =======================
   Earnings per share - diluted                                   $   0.28       $   0.29
                                                                  =======================
   Cash dividends paid                                            $   0.10       $   0.08
                                                                  =======================

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 ADDITIONAL                   UNEARNED
                                                  COMMON          PAID-IN       RETAINED        ESOP
                                                   STOCK          CAPITAL       EARNINGS       SHARES
                                                -----------------------------------------------------
                                                                      (In thousands)
For the Three Months Ended March 31, 2003
Balance at January 1, 2003                      $      223       $  109,074     $224,932      $ (6,647)
   Comprehensive income                                  -
      Net income                                         -                -        5,869             -
      Other comprehensive income
        Change in net unrealized
        gain on securities available-
        for-sale, net of deferred income
        tax liability of $1,633                          -                -            -             -
Total comprehensive income                               -                -            -             -
  Purchase of treasury stock                             -                -            -             -
  Committed ESOP shares                                  -              230            -           297
  Exercise of stock options                              -               (5)           -             -
  Amortization of deferred compensation                  -                -            -             -
  Cash dividends ($0.10 per share)                       -                -       (1,023)            -
                                                ------------------------------------------------------

Balance at March 31, 2003                       $      223       $  109,299     $229,778      $ (6,350)
                                                ======================================================

For the Three Months Ended March 31, 2002
Balance at January 1, 2002                      $      223       $  108,043     $201,777      $ (7,850)
  Comprehensive income                                   -
      Net income                                         -                -        6,331             -
      Other comprehensive income
        Change in net unrealized
        gain on securities
        available-for-sale, net of
        deferred income tax liability
        of $1,841                                        -                -            -             -

Total comprehensive income                               -                -            -             -
  Purchase of treasury stock                             -                -            -             -
  Committed ESOP shares                                  -              190            -           297
  Amortization of deferred compensation                  -                -            -             -
  Cash dividends ($0.08 per share)                       -                -         (891)            -
                                                ------------------------------------------------------
Balance at March 31, 2002                       $      223       $  108,233     $207,217      $ (7,553)
                                                ======================================================

                                                ACCUMULATED
                                                  OTHER            UNEARNED
                                               COMPREHENSIVE       DEFERRED      TREASURY
                                                  INCOME         COMPENSATION     STOCK         TOTAL
                                               ------------------------------------------------------
                                                                   (In thousands)
For the Three Months Ended March 31, 2003
Balance at January 1, 2003                      $   10,487       $   (3,133)    $(11,861)     $323,075
   Comprehensive income
      Net income                                         -                -            -         5,869
      Other comprehensive income
        Change in net unrealized
        gain on securities available-
        for-sale, net of deferred income
        tax liability of $1,633                     (5,347)               -            -        (5,347)
                                                                                              --------
Total comprehensive income                               -                -            -           522
  Purchase of treasury stock                             -                -       (8,012)       (8,012)
  Committed ESOP shares                                  -                -            -           527
  Exercise of stock options                              -                -           17            12
  Amortization of deferred compensation                  -              262          (44)          218
  Cash dividends ($0.10 per share)                       -                -            -        (1,023)
                                                ------------------------------------------------------

Balance at March 31, 2003                       $    5,140       $   (2,871)    $(19,900)     $315,319
                                                ======================================================

For the Three Months Ended March 31,2002
Balance at January 1, 2002                      $    6,018       $   (4,047)    $    (66)     $304,098
  Comprehensive income
      Net income                                         -                -            -         6,331
      Other comprehensive income
        Change in net unrealized
        gain on securities
        available-for-sale, net of
        deferred income tax liability
        of $1,841                                   (3,116)               -            -        (3,116)
                                                                                              --------
Total comprehensive income                               -                -            -         3,215
  Purchase of treasury stock                             -                -         (594)         (594)
  Committed ESOP shares                                  -                -            -           487
  Amortization of deferred compensation                  -              221                        221
  Cash dividends ($0.08 per share)                       -                -            -          (891)
                                                ------------------------------------------------------
Balance at March 31, 2002                       $    2,902       $   (3,826)    $   (660)     $306,536
                                                ======================================================

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             2003          2002
                                                                            ---------------------
                                                                               (In thousands)
OPERATING ACTIVITIES:
Net income                                                                 $   5,869    $   6,331
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                   258           15
     Provision for depreciation                                                  722          680
     Amortization of intangibles                                                 165          166
     Mortgage servicing rights                                                  (115)         221
     Amortization of cost of stock benefit plans                                 745          708
     Net (premium) discount amortization on securities                           653          (97)
     Net change in loans originated for sale                                  (7,121)      15,608
     Gains on sales of loans                                                  (1,767)        (953)
     Gain on sale of real estate owned                                           (24)           -
     Increase (decrease) in other liabilities                                 14,054       (8,745)
     Increase in other assets                                                 (3,935)      (2,331)
     Decrease in accrued interest receivable                                     601          317
                                                                           ----------------------
Net cash provided by operating activities                                     10,105       11,920

INVESTING ACTIVITIES:
Net purchases of investments in mutual funds                                 (10,223)        (263)
Proceeds from maturities of investment securities                              2,750       17,868
Purchases of investment securities                                              (700)      (8,390)
Purchases of mortgage-related securities                                    (147,367)    (106,024)
Principal repayments on mortgage-related securities                          131,971       61,159
Net (increase) decrease in loans receivable                                   (8,844)      39,122
Proceeds from sale of foreclosed properties                                      290            -
Net increase in Federal Home Loan Bank stock                                    (933)        (474)
Net purchases of premises and equipment                                       (1,249)        (357)

                                                                           ----------------------
Net cash provided (used) by investing activities                             (34,305)       2,641

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          2003          2002
                                                                        ----------------------
                                                                            (In thousands)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                     $  17,084    $  (9,832)
Net decrease in short-term borrowings                                     (22,679)     (19,835)
Proceeds from long-term borrowings                                              -        2,245
Repayments on long-term borrowings                                         (2,455)     (29,107)
Net increase in advance payments by borrowers for taxes and insurance       8,732        9,203
Proceeds from exercise of stock options                                        12            -
Cash dividends                                                             (1,023)        (891)
Purchase of treasury stock                                                 (8,012)        (594)

                                                                        ----------------------
Net cash used by financing activities                                      (8,341)     (48,811)
                                                                        ----------------------

Decrease in cash and cash equivalents                                     (32,541)     (34,250)
Cash and cash equivalents at beginning of period                          241,759      251,912
                                                                        ----------------------
Cash and cash equivalents at end of period                              $ 209,218    $ 217,662
                                                                        ======================

Supplemental information:
   Interest paid on deposits                                            $  13,619    $  18,125
   Income taxes paid                                                        1,121           69
   Loans transferred to foreclosed properties and repossessed assets          350          395

            See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Bank Mutual Corporation and its wholly-owned subsidiary Bank Mutual (the "Bank") and its subsidiaries.

Bank Mutual Corporation is a United States corporation chartered by the Office of Thrift Supervision. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of the Bank, then named "Mutual Savings Bank" into mutual holding company form. On that day, Bank Mutual Corporation also acquired First Northern Capital Corporation and its subsidiary First Northern Savings Bank.

Until March 16, 2003, Bank Mutual Corporation operated with two savings bank subsidiaries. On that day, First Northern Savings Bank merged into the Bank, creating a single bank subsidiary. In addition, see "Note 13--Recent Developments" regarding the recently-announced plans for full conversion of Bank Mutual Corporation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual Corporation, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders' Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual Corporation and subsidiaries at March 31, 2003 and December 31, 2002, the results of their income for the three months ended March 31, 2003 and 2002, the changes in shareholders' equity for the three months ended March 31, 2003 and 2002, and their cash flows for the three months ended March 31, 2003 and 2002. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual Corporation's 2002 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of investment securities available-for-sale are as follows:

                                                                   Gross       Gross     Estimated
                                                      Amortized  Unrealized  Unrealized    Fair
                                                        Cost       Gains       Losses      Value
                                                      --------------------------------------------
At March 31, 2003:
   Investment securities:
     U.S. government and federal agency obligations   $ 25,213   $    852   $      -    $ 26,065
     Corporate issue obligations                         8,579        116       (152)      8,543
     Taxable municipal obligations                         700          -          -         700
     Mutual funds                                       44,371         25       (140)     44,256
     Federal Home Loan Mortgage Corporation stock        1,440          -       (166)      1,274
                                                      ------------------------------------------
   Total investment securities                          80,303        993       (458)     80,838
   Mortgage-related securities:
     Federal Home Loan Mortgage Corporation            278,321      3,844     (2,301)    279,864
     Federal National Mortgage Association             311,065      8,998     (2,648)    317,415
     Private Placement CMOs                              4,288         50          -       4,338
     Government National Mortgage Association           24,024        806          -      24,830
                                                      ------------------------------------------
   Total mortgage-related securities                   617,698     13,698     (4,949)    626,447
                                                      ==========================================
Total                                                 $698,001   $ 14,691   $ (5,407)   $707,285
                                                      ==========================================

                                                                   Gross       Gross     Estimated
                                                      Amortized  Unrealized  Unrealized    Fair
                                                        Cost       Gains       Losses      Value
                                                      --------------------------------------------
At December 31, 2002:
   Investment securities:
     U.S. government and federal agency obligations   $ 26,955   $  1,257   $      -    $ 28,212
     Corporate issue obligations                         9,586         59        (82)      9,563
     Mutual funds                                       34,148         26       (140)     34,034
     Federal Home Loan Mortgage Corporation stock        1,440          -        (23)      1,417
                                                      ------------------------------------------
   Total investment securities                          72,129      1,342       (245)     73,226
   Mortgage-related securities:
     Federal Home Loan Mortgage Corporation            284,647      3,610       (144)    288,113
     Federal National Mortgage Association             285,817     10,856        (69)    296,604
     Private Placement CMOs                              8,208        198          -       8,406
     Government National Mortgage Association           24,286        714          -      25,000
                                                      ------------------------------------------
Total mortgage-related securities                      602,958     15,378       (213)    618,123
                                                      ==========================================
Total                                                 $675,087   $ 16,720   $   (458)   $691,349
                                                      ==========================================

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2003, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Amortized   Fair
                                                  Cost      Value
                                               -------------------
Due in one year or less                        $ 18,279   $ 18,593
Due after one year through five years            15,513     16,015
Due after five years through ten years              700        700
Mutual funds                                     44,371     44,256
Federal Home Loan Mortgage Corporation stock      1,440      1,274
Mortgage-related securities                     617,698    626,447
                                               -------------------
                                               $698,001   $707,285
                                               ===================

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                       MARCH 31   DECEMBER 31
                                         2003        2002
                                      -----------------------
Mortgage loans:
   One-to-four family                 $  823,617   $  827,648
   Multifamily                           113,767      112,189
   Commercial real estate                197,317      186,960
   Construction and development          117,905      127,174
                                      -----------------------
Total mortgage loans                   1,252,606    1,253,971
Consumer loans:
   Fixed rate home equity                239,827      234,049
   Home equity lines of credit            77,454       77,697
   Student                                22,393       22,636
   Home improvement                        7,044        6,993
   Automobile                             64,932       68,140
   Other                                  20,882       22,434
                                      -----------------------
Total consumer loans                     432,532      431,949
Total commercial business loans           70,881       61,060
                                      -----------------------
Total loans receivable                 1,756,019    1,746,980
Less:
   Undisbursed loan proceeds              46,707       46,048
   Allowance for loan losses              13,018       12,743
   Unearned loan fees and discounts        2,396        2,527
                                      -----------------------
Total loans receivable - net          $1,693,898   $1,685,662
                                      =======================

Bank Mutual Corporation's mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual Corporation's local lending areas in Wisconsin and Minnesota.

NOTE 4 - OTHER ASSETS

Other Assets are summarized as follows:

                                               MARCH 31  DECEMBER 31
                                                 2003       2002
                                              -----------------------
Accrued interest:
   Mortgage-related securities                 $  2,197   $  2,481
   Investment securities                            892      1,516
   Loans receivable                               7,706      7,399
                                               -------------------
Total accrued interest                           10,795     11,396
Foreclosed properties and repossessed assets        741        750
Premises and equipment                           44,561     44,034
Federal Home Loan Bank stock, at cost            33,818     32,885
Life insurance policies                          17,449     17,141
Other                                            14,011     10,017
                                               -------------------
                                               $121,375   $116,223
                                               ===================

NOTE 5 - DEPOSITS

Deposits are summarized as follows:

                                               MARCH 31   DECEMBER 31
                                                 2003        2002
                                              ------------------------
Checking accounts:
   Noninterest-bearing                        $  114,288  $   98,941
   Interest-bearing                              138,864     149,008
                                              ----------------------
                                                 253,152     247,949
     Money market accounts                       352,056     351,433
     Savings accounts                            240,199     230,170
Certificate accounts:
   Due within one year                           662,918     681,339
   After one but within two years                201,723     185,125
   After two but within three years              212,889     216,002
   After three but within four years             106,691      58,768
   After four but within five years              114,384     155,869
   After five years                                    -           -
                                              ----------------------
                                               1,298,605   1,297,103
                                              ----------------------
                                              $2,144,012  $2,126,655
                                              ======================

NOTE 6 - BORROWINGS

Borrowings consist of the following:

                                                 MARCH 31                             DECEMBER 31
                                                   2003                                  2002
                                         -------------------------            --------------------------
                                                          Weighted-                            Weighted-
                                                           Average                              Average
                                          Balance           Rate               Balance           Rate
                                         -------------------------            --------------------------
Federal Home Loan Bank
  advances maturing:
     2003                                $  58,421           5.51%            $  60,888          5.50%
     2004                                  231,771           5.61               231,765          5.61
     2005                                   17,994           5.20                17,990          5.21
     2006                                    7,948           4.85                 7,946          4.86
     2007                                        -              -                     -             -
     Thereafter                             13,710           5.65                13,710          5.65
Other borrowings                                 -              -                22,679          0.99
                                         ---------                            ---------
                                         $ 329,844                            $ 354,978
                                         =========                            =========

Advances that mature in the year 2004 consist of borrowings that are redeemable at any time until then at the option of the FHLB.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank's borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $33,818 and $32,885 at March 31, 2003 and December 31, 2002, respectively.

The Bank had been a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, had accepted TT&L deposits. The Bank had been allowed to hold these deposits on behalf of the FRB until they were called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount held were pledged as a condition of holding TT&L deposits. As a result of the merger on March 16, 2003, the Bank will be applying to the FRB to continue to be an approved depository as soon as possible.

NOTE 7 - SHAREHOLDERS' EQUITY

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on Bank Mutual Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by federal regulation to ensure adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of March 31, 2003, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                        For Capital           Prompt Corrective
                                               Actual                Adequacy Purposes        Action Provisions
                                       --------------------        --------------------       -----------------
                                        Amount       Ratio          Amount       Ratio         Amount    Ratio
                                       --------------------        --------------------       ----------------
The Bank
As of March 31, 2003:
   Total risk-based capital            $251,777      16.76%        $120,171      8.00%        $150,214   10.00%
     (to risk-weighted assets)
   Tier I capital                       240,324      16.00%          60,085      4.00%          90,128    6.00%
     (to risk-weighted assets)
   Tier I capital                       240,324       8.64%         111,269      4.00%         139,086    5.00%
     (to average assets)

Bank Mutual Corporation is not aware of any conditions or events which would change the Bank's status as well capitalized. There are no conditions or events that management believes have changed the Bank's category.

Following are reconciliations of the Bank's equity under generally accepted accounting principles to capital as determined by regulators:

                                                         THE BANK
                                                   ----------------------
                                                     RISK-       TIER I
                                                     BASED       (CORE)
                                                    CAPITAL      CAPITAL
                                                   ---------    ---------
As of March 31, 2003:
   Equity per Bank records                         $ 303,280    $ 303,280
   Unrealized gains on investments                    (5,140)      (5,140)
   Goodwill and deposit base intangibles, net of
      deferred taxes                                 (55,851)     (55,851)
   Investment in "nonincludable" subsidiaries         (1,774)      (1,774)
   Disallowed servicing assets                          (191)        (191)
   Equity investments required to be deducted         (1,565)           -
   Allowance for loan losses                          13,018            -
                                                   ---------    ---------
Regulatory capital                                 $ 251,777    $ 240,324
                                                   =========    =========

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options and restricted stock (Management Recognition Plan ("MRP")) awards. Because of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual Corporation, in its present structure, cannot newly issue additional shares for awards which have been made under the Stock Incentive Plan. Therefore, the 1.45 million shares that have been or can be granted under the Stock Incentive Plan must be purchased in the open market. Bank Mutual Corporation had repurchased 1,298,000 shares through March 31, 2003 and no specific schedule was announced for the completion of these purchases. Because of the options' vesting schedules under the Stock Incentive Plan, Bank Mutual Corporation would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

Since the inception of the Stock Incentive Plan, 330,000 treasury shares were reissued (of which 5,800 shares were forfeited) to recipients of the MRP awards thereby creating unearned deferred compensation. The unearned deferred compensation is an adjustment to shareholders' equity and will be adjusted as the MRP shares are vested.

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Off-Balance sheet financial instruments whose contract amounts represent credit and/or interest rate risk at March 31, 2003 and December 31, 2002 are as follows:

                                                      MARCH 31  DECEMBER 31
                                                        2003       2002
                                                      ---------------------
Unused consumer lines of credit                       $157,865  $ 145,306
Unused commercial lines of credit                       11,056     29,106
Commitments to extend credit:
   Fixed rate                                           43,514     40,920
   Adjustable rate                                      11,165      8,055
Credit enhancement under the Federal Home Loan Bank
   of Chicago Mortgage Partnership Finance program          11         34

Forward commitments to sell mortgage loans of $104.6 million at March 31, 2003, represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $73.8 million of forward commitments at December 31, 2002.

NOTE 9 - SHARES OUTSTANDING

The computation of basic and diluted earnings per share is presented in the following table:

                                            THREE MONTHS ENDED
                                                 MARCH 31
                                            2003          2002
                                        -------------------------
                                         (DOLLARS IN THOUSANDS)
      BASIC EARNINGS PER SHARE
Net Income                              $     5,869   $     6,331
                                        ===========   ===========

Weighted average shares outstanding      20,705,959    21,247,745
Allocated ESOP shares for period             22,297        22,297
Vested MRP shares for period                 16,266        16,449
                                        -----------   -----------
                                         20,744,522    21,286,491
                                        ===========   ===========

Basic earnings per share                $      0.28   $      0.30
                                        ===========   ===========

     DILUTED EARNINGS PER SHARE

Net Income                              $     5,869   $     6,331
                                        ===========   ===========

Weighted average shares outstanding
   used in basic earnings per share      20,744,522    21,286,491
Net dilutive effect of:
   Stock option shares                      435,335       267,911
   Unvested MRP shares                       88,359        50,100
                                        -----------   -----------
                                         21,268,216    21,604,502
                                        ===========   ===========

Diluted earnings per share              $      0.28   $      0.29
                                        ===========   ===========

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 and are not expected to have a material impact on Bank Mutual Corporation's consolidated financial statements.

On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effect of Bank Mutual Corporation's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. Bank Mutual Corporation will continue to account for stock-based compensation in accordance with APB Opinion 25 as allowed under FASB No. 123.

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 1,114,849 shares and restricted stock ("MRP") awards up to 334,454 shares. Of these, 330,000 MRP shares were granted during the year ended December 31, 2001 to employees in management positions and 5,800 shares were subsequently forfeited. No shares were granted during the year ended December 31, 2002 or in the first quarter of 2003. The outstanding MRP grants had a fair value of $6.5 million at March 31, 2003. The grants under the MRP are being amortized to compensation expense as Bank Mutual Corporation's employees become vested in the awarded shares.

The amount amortized to expense was $173,000 for the first quarter of 2003 and $195,000 for the same period in 2002. The remaining unamortized cost of the MRP is reflected as a reduction of shareholders' equity as unearned deferred compensation.

Options for 1,104,000 shares were granted on May 8, 2001 at an exercise price of $11.76. Options for 1,040,094 shares remain outstanding at March 31, 2003, of which options for 177,694 shares were vested. In addition, options for 41,106 shares were exercised and options for 22,000 shares have been forfeited.

As a result of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual Corporation will need to purchase up to approximately 1.45 million shares of its common stock for issuance pursuant to awards which have been or are made under the Stock Incentive Plan. Bank Mutual Corporation has repurchased 1,298,000 shares through March 31, 2003 with no specific schedule announced for the completion of these purchases. Because of the options' vesting schedules under the Stock Incentive Plan, Bank Mutual Corporation would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31
                                                    2003               2002
                                                   --------------------------
Risk-free interest rate                              5.30%              5.30%
Dividend yield                                       2.00%              2.00%
Expected stock volatility                           26.30%             26.30%
Expected years until exercise                        6.75               7.75

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Bank Mutual Corporation's stock options have characteristics significantly different from traded options and inasmuch, changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Bank Mutual Corporation accounts for the stock options in accordance with APB Opinion 25, as allowed under FASB No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. Pursuant to FASB No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options' vesting periods.

                             FOR THE THREE MONTHS ENDED
                                      MARCH 31
                                 2003           2002
                             --------------------------
Net income:
     As reported              $   5,869      $   6,331
     Pro forma                $   5,689      $   6,151
Basic earnings per share:
     As reported              $    0.28      $    0.30
     Pro forma                $    0.27      $    0.29
Diluted earnings per share:
     As reported              $    0.28      $    0.29
     Pro forma                $    0.27      $    0.28

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

NOTE 11 - AMORTIZING INTANGIBLE ASSETS

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at March 31, 2003 and December 31, 2002 is presented in the following table.

                                                 MARCH 31  DECEMBER 31
                                                   2003       2002
                                                 ---------------------
Mortgage servicing rights at beginning of year   $ 3,060    $ 4,738
Capitalized servicing rights                       1,016      3,251
Amortization of servicing rights                    (666)    (1,840)
                                                 -------    -------
Mortgage servicing rights at end of period         3,410      6,149
Change in valuation allowance                       (235)    (3,089)
                                                 -------    -------
Balance                                          $ 3,175    $ 3,060
                                                 =======    =======

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and intangible assets at March 31, 2003 are presented in the following table.

                                 INTANGIBLE ASSET AMOUNT
                                    NET OF ACCUMULATED       VALUATION              CARRYING
    INTANGIBLE ASSETS                 AMORTIZATION           ALLOWANCE               AMOUNT
    -----------------            -----------------------     ---------              --------
Goodwill                                $52,570               $     -                $52,570
Mortgage servicing rights                 6,600                (3,425)                 3,175
Deposit base intangibles                  5,569                     -                  5,569
                                        -------               -------                -------

Total                                   $64,739               $(3,425)               $61,314
                                        =======               =======                =======

Deposit base intangibles had a carrying amount and a value net of accumulated amortization of $5,734 at December 31, 2002.

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

                                                                MORTGAGE
                                                                SERVICING           DEPOSIT BASE
                                                                 RIGHTS              INTANGIBLES          TOTAL
                                                                ---------           ------------          -----
                                                                                   (IN THOUSANDS)
Quarter ended March 31, 2003 (actual)                            $   666              $   165             $  831

Nine months ending December 31, 2003 (estimate)                    1,343                  495              1,838

Estimate for year ending December 31,
                                  2004                             1,511                  660              2,171
                                  2005                               321                  660                981
                                  2006                                                    660                660
                                  2007                                                    660                660
                                  2008                                                    660                660
                               Thereafter                                               1,774              1,774
                                                                 -------              -------             ------
                                                                 $ 3,175              $ 5,569             $8,744
                                                                 =======              =======             ======

NOTE 12 - GUARANTEES

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation). The Interpretation changed the accounting for, and disclosure of, guarantees beginning January 1, 2003. The Interpretation requires certain guarantees to be recorded at fair value, which is different from accounting practices prior to 2003, which were generally to record a liability only when a loss is probable and reasonably estimatable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." Bank Mutual Corporation recorded a liability of $4.3 million in the first quarter of 2003 however, the recording of this liability did not materially affect Bank Mutual Corporation's financial condition.

The Bank has entered into an agreement whereby, for an initial fee and annual fee, certain of its United States Treasury notes are pledged as collateral for an Industrial Development Revenue Bond which was issued by a local municipality to finance commercial real estate owned by a third party, unrelated to Bank Mutual Corporation Under the terms of the agreement, the Bank must maintain with a trustee collateral with a fair market value, as defined, aggregating 108% or more of the sum of the outstanding principal balance of the bonds plus accrued interest on the outstanding principal. The Bank continues to receive interest payments on the collateral.

At March 31, 2003 and December 31, 2002, United States Treasury notes with outstanding principal balances aggregating approximately $10,000 were held by the trustee as collateral for these bonds which had an outstanding principal balance of $4,305 at March 31, 2003 and at December 31, 2002. The third-party borrower is current on all scheduled payments due under the bond issue, which has a scheduled maturity of December 15, 2009.

NOTE 13 - RECENT DEVELOPMENTS

The boards of directors of Bank Mutual Corporation and Bank Mutual Bancorp, MHC (the "MHC") adopted on April 21, 2003 a Plan of Restructuring for the conversion and restructuring of the MHC and Bank Mutual Corporation into a full stock organization (the "Conversion"). After the transaction, the mutual holding company form of ownership will end, and Bank Mutual Corporation will be fully owned by public shareholders. The MHC currently owns approximately 52.3% of the outstanding common stock of Bank Mutual Corporation, and public shareholders own the remaining Bank Mutual Corporation shares.

Under the Plan of Restructuring, existing shares of Bank Mutual Corporation's common stock held by its public shareholders will be exchanged for new shares of a successor company, at an exchange ratio based on the ownership percentage and an independent appraisal. Under that plan, immediately after the Conversion, public shareholders of Bank Mutual Corporation will own the same percentage of the successor company as they will own at the time of the Conversion.

The successor company simultaneously will conduct a subscription offering of common stock to eligible MHC members, who generally are depositors of Bank Mutual. Shares not subscribed for in the subscription offering are expected to be available for sale in a community offering to our local communities and the general public. The number and price of shares to be issued in the Conversion offering (the "Offering"), and the exact exchange ratio for current Bank Mutual Corporation shareholders, will be based on an independent appraisal that has yet to be performed.

The Conversion and the Offering are expected to be completed in the third quarter of 2003, subject to regulatory reviews. After completion of the Conversion, the MHC will cease to exist, and the mutual form of ownership will cease.

The Conversion is subject to approval by the Office of Thrift Supervision, as well as approval by the public shareholders of Bank Mutual Corporation and by the MHC's members. Proxy materials providing detailed information relating to the Conversion and related transactions will be sent to the members of the MHC and the shareholders of Bank Mutual Corporation for their consideration. The transactions are also subject to other customary conditions which are included in the Plan of Restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document contains various forward-looking statements concerning Bank Mutual Corporation's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words "anticipate," "believe," "estimate," "expect," "objective," "projection" and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual Corporation's control, that could cause Bank Mutual Corporation's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual
Corporation: general economic conditions; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of Bank Mutual's loan and investment portfolios; general economic and political developments; and other factors referred to in the reports filed by Bank Mutual Corporation with the Securities and Exchange Commission (particularly under "Risk Factors" in Item 7 of Bank Mutual Corporation's 2002 Annual Report on Form 10-K).

OVERVIEW

Bank Mutual Corporation is a United States corporation chartered by the OTS. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of the Bank, then known as "Mutual Savings Bank," into mutual holding company form. Bank Mutual Bancorp, MHC (the "MHC"), a U.S.-chartered mutual holding company of which the Bank's depositors hold all of the voting and membership rights, owns 11,193,174 shares, or 52.3% of Bank Mutual Corporation's outstanding common stock.

On November 1, 2000, Bank Mutual Corporation also acquired First Northern Capital Corp., the parent of First Northern Savings Bank. On March 16, 2003, the Bank and First Northern Savings Bank combined to form a single subsidiary bank of Bank Mutual Corporation.

Bank Mutual Corporation has recently announced adoption of a Plan of Restructuring of the MHC. When completed, this conversion would eliminate the mutual holding company form and, in essence, result in the sale of the MHC's interest in Bank Mutual Corporation to the public. Existing Bank Mutual Corporation shareholders would maintain their percentage ownership. See Notes to Unaudited Consolidated Financial Statements, Note 13, Recent Developments.

SIGNIFICANT ACCOUNTING POLICIES

There are a number of accounting policies that we established which require us to use our judgment. Some of the more significant policies are as follows:

     - Establishing the amount of the allowance for loan losses requires the use of our judgment. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. If we misjudge a major component and experience a loss, it will likely affect our earnings. In addition, by the very nature of this allowance, developments as to particular loans can affect quarter-to-quarter provision amounts. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

     - Another valuation that requires our judgment relates to mortgage servicing rights. Essentially, mortgage servicing rights are established on loans (primarily mortgage loans) that we originate and sell. We allocate a portion of a loan's book basis to mortgage servicing rights when a loan is sold with servicing retained, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if our actual prepayment experience exceeds what we originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. This impairment would be recorded as a charge to earnings.

     - We also use our judgment in the valuation of other intangible assets (core deposit base intangibles). Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate that the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

     - We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of net tangible assets acquired. We analyze the prices paid for those acquisitions and compare those to a number of current indices. In particular, we look at the price paid as a percent of assets; price paid to deposits; premium paid to core deposits; and other indicators. If the current indices would indicate that the existing goodwill is more than the goodwill that would be developed by doing the same transaction today, impairment would occur and as such, would be charged to current earnings.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

TOTAL ASSETS. Bank Mutual Corporation's total assets increased $5.6 million in the first quarter of 2003 primarily as a result of the increase in the loan portfolio, specifically, the commercial loan portfolio. Total assets at March 31, 2003 were $2.85 billion as compared to $2.84 billion at December 31, 2002.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $32.5 million in the first quarter of 2003 primarily as a result of using cash to fund loans, purchase securities and repurchase shares.

SECURITIES AVAILABLE-FOR-SALE. Investment securities available-for-sale increased $7.6 million in the first three months of 2003 as a result of purchasing investments.

Mortgage-related securities available-for-sale increased $8.3 million primarily as a result of the cash generated by loan sales and deposit growth being invested in mortgage-related securities.

LOANS HELD FOR SALE. Loans held for sale at March 31, 2003 as compared to December 31, 2002 increased $8.9 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell all of our 30 year fixed rate mortgage loan originations and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary mortgage market.

LOANS RECEIVABLE. Loans receivable increased $8.2 million in the first three months of 2003 primarily as a result of growth in the commercial loan portfolio.

The mortgage loan portfolio decreased $1.4 million in the first three months of 2003 primarily as a result of consumers continuing to refinance their existing adjustable and fixed rate mortgage loans to new lower fixed rate mortgage loans. Market interest rates for fixed rate mortgages were again attractive in the first three months of 2003. We retain all adjustable rate mortgage loans in our portfolio and sell the 30 year and some of the 20 and 15 year fixed rate mortgage loans in the secondary market. We sold $116.0 million of fixed rate mortgage loans in the first quarter of 2003 as compared to $64.0 million in the first quarter of 2002.

The consumer loan portfolio increase of $583,000 in the first three months of 2003 was primarily the result of growth in the fixed equity loan portfolio partially offset by the reduction in the automobile loan portfolio. We continue to emphasize and market 10 year fixed rate second mortgage loans.

As car manufacturers provided and promoted "0%" financing on their cars, our automobile loan originations remained fairly low. This reduced level of automobile loan originations offset by continued repayments and prepayments of existing automobile loans resulted in the automobile portfolio decreasing $3.2 million in the first quarter of 2003.

The commercial business loan portfolio increased $9.8 million during the three months ended March 31, 2003. This increase was the result of increased commercial business loan originations and the use of existing lines of credit by commercial borrowers.

                         LOAN ORIGINATIONS AND PURCHASES

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                         2003       2002
                                       -------------------
                                          (IN THOUSANDS)
Originations:
    Mortgage loans                     $236,429   $125,978
    Consumer loans                       65,724     51,106
    Commercial business loans            15,494      9,160
                                       -------------------
Total loan originations                 317,647    186,244

Purchases:
    Mortgage loans                            -      3,024
                                       -------------------
Total loans purchased                         -      3,024
                                       -------------------

Total loans originated and purchased   $317,647   $189,268
                                       ===================

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher risks than residential mortgage loans.

DEPOSITS. Deposits increased $17.4 million in the first three months of 2003. We continue to emphasize and market checking accounts, as we believe this is a core customer account which helps to promote further business with them. We also believe that deposit growth (or shrinkage) in the balance of 2003 and future periods will depend, in significant part, on the performance of other investment alternatives and world events. We believe that significant numbers of investors have chosen the relative safety of deposit accounts over market investments due to the weakness in the stock market and world events.

BORROWINGS. Borrowings decreased $25.1 million in the first three months of 2003, to $329.8 million at March 31, 2003, as compared to $355.0 million at December 31, 2002. This decrease is the result of using proceeds of the deposit growth, mortgage loan sales and federal fund investments to repay maturing borrowings.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance ("escrows") increased $8.7 million in the first three months of 2003. The increase of escrow dollars was the result of payments received for customers' escrow accounts and is seasonally normal.

SHAREHOLDERS' EQUITY. Bank Mutual paid a cash dividend of $0.10 per share on March 4, 2003, to shareholders of record on February 19, 2003. The first quarter dividend payout ratio was 17.4% since Bank Mutual Bancorp, MHC has elected to waive cash dividends in 2003 for the 11,193,174 Bank Mutual Corporation's shares that it owns. In addition, Bank Mutual Corporation at March 31, 2003, had repurchased a total of 1,298,000 shares at an average cost of $19.53 per share, including 342,000 shares in the first quarter at a weighted average price of $23.43 per shares. Of the total shares repurchased, 330,000 shares have been granted as awards to MRP recipients (of which 5,800 MRP shares were forfeited). Unvested MRP shares are a decrease to shareholders' equity. See Notes to Unaudited Consolidated Financial Statements - Note 7. Shareholders' Equity.

The $5.1 million of accumulated other comprehensive income, which is a part of shareholders' equity, consists of increased market value of securities available-for-sale over its cost basis. Accumulated other comprehensive income decreased $5.3 million in the first quarter of 2003, primarily as a result of higher interest mortgage-related securities being repaid and reinvestment of the proceeds into mortgage-related securities at current market values.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

                         NON-PERFORMING LOANS AND ASSETS

                                                     AT MARCH 31,    AT DECEMBER 31,
                                                         2003             2002
                                                     -----------     ---------------
                                                        (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans                             $1,869           $1,399
Non-accrual consumer loans                                578              527
Non-accrual commercial business loans                   5,184            5,357
Accruing loans delinquent 90 days or more                 941            1,108
                                                       ------           ------

    Total non-performing loans                          8,572            8,391

Foreclosed properties and repossessed assets, net         741              750
                                                       ------           ------

Total non-performing assets                            $9,313           $9,141
                                                       ======           ======

Non-performing loans to total loans                      0.51%            0.50%
                                                       ======           ======

Non-performing assets to total assets                    0.33%            0.32%
                                                       ======           ======

Additional interest income that would have been
    recognized if non-accrual loans had been current   $  190           $  375
                                                       ======           ======

Allowance for loan losses as a percent of
    non-performing assets                              139.78%          139.40%
                                                       ======           ======

Total non-performing loans increased as of March 31, 2003, as compared to December 31, 2002, primarily as a result of an increase in non-accrual mortgage loans. The increase relating to consumer loans results from the general decline in economic conditions. Even with the reported increase, we believe non-performing loans and assets, expressed as a percentage of total loans and assets, are still below national averages for financial institutions, due in part to our loan underwriting standards.

In view of the continuing weakness in the economy, we have been increasing the amount of management time to monitor the commercial loan portfolio since that is an area particularly sensitive to economic downturns. As previously disclosed as of December 31, 2002, there is one commercial borrower that has three commercial loans which total $4.9 million which the Bank is closely monitoring. While this borrower was current in its payments at March 31, 2003, economic market conditions for that company's business merited a substandard classification on $3.5 million of its loans. The remaining $1.4 million is well collateralized and performing. We provided an additional $258,000 to the loan loss provision in the first quarter of 2003 primarily as a result of this classification.

The ultimate results with this, and other, commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.

A summary of the allowance for loan losses is shown below:

                             ALLOWANCE FOR LOAN LOSSES

                                              AT AND FOR THE       AT AND FOR THE
                                            THREE MONTHS ENDED       YEAR ENDED
                                              MARCH 31, 2003      DECEMBER 31, 2002
                                            ------------------    -----------------
                                                   (DOLLARS IN THOUSANDS)
Balance at the beginning of the period           $ 12,743            $ 12,245
Provisions for the period                             258                 760
Charge-offs:
    Mortgage loans                                      -                 (14)
    Consumer loans                                    (86)               (428)
    Commercial business loans                         (19)                (39)
                                                 --------            --------
       Total charge-offs                             (105)               (481)
Recoveries:
    Mortgage loans                                    113                  66
    Consumer loans                                      9                  40
    Commercial business loans                           -                 113
                                                 --------            --------
       Total recoveries                               122                 219
                                                 --------            --------
    Net recoveries (charge-offs)                       17                (262)
                                                 --------            --------

    Balance at the end of the period             $ 13,018            $ 12,743
                                                 ========            ========

Net recoveries (charge-offs) to average loans        0.00%              (0.01)%
                                                 ========            ========

Allowance as a percent of total loans                0.77%               0.76%
                                                 ========            ========

Allowance as a percent of non-performing loans     151.87%             151.87%
                                                 ========            ========

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

The level of loan allowances has been established by an internal risk evaluation by loan category. Various factors are taken into consideration including: historical loss experience, economic factors and other factors, that in management's judgment would affect the collectibility of the portfolio as of the evaluation date. Shortfalls in the allowance for loan losses are charged against operations as provision for loan losses, to maintain allowances at the desired levels.

The appropriateness of the allowance is reviewed by senior management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Bank. Other outside factors such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan are also considered. Our subsidiary board of directors also reviews the adequacy of the allowance for loan losses on at least a quarterly basis. See "Non-performing Loans" for factors affecting some particular loans which affected the provisions for the period.

COMPARISON OF OPERATING RESULTS

The national and local economies have generally experienced significant challenges, disruptions, and weaknesses in recent periods, and equity markets have experienced declines and volatility. Among other things, the continuing slowdown, market events, and world events could affect the ability of individual and business borrowers to repay their obligations to Bank Mutual, or otherwise affect our operations or financial condition in future periods.

AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS

The following table presents certain information regarding Bank Mutual Corporation's financial condition and net interest income at and for the three months ended March 31, 2003 and 2002. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

                AVERAGE BALANCE SHEET, INTEREST AND RATE PAID


                                                                     THREE MONTHS ENDED MARCH 31,
                                             -------------------------------------------------------------------------------
                                                              2003                                       2002
                                             -----------------------------------         -----------------------------------
                                                             INTEREST    AVERAGE                        INTEREST    AVERAGE
                                               AVERAGE        EARNED/     YIELD/           AVERAGE       EARNED/     YIELD/
                                               BALANCE         PAID       RATE             BALANCE        PAID       RATE
                                             ------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
   Loans receivable (1)                      $1,753,760      $27,685       6.31%         $1,842,185     $32,842        7.13%
   Mortgage-related securities                  628,236        7,353       4.68             539,078       7,940        5.89
   Investment securities (2)                    111,024        1,182       4.26             124,929       1,462        4.68
   Interest-earning deposits                     32,170           75       0.93              29,662         118        1.59
   Federal funds                                131,556          401       1.22             140,944         605        1.72
                                             ----------------------------------          ----------------------------------
Total interest earning assets                 2,656,746       36,696       5.52           2,676,798      42,967        6.42
Noninterest-earning assets                      178,340                                     182,554
                                             ----------                                  ----------
   Total average assets                      $2,835,086                                  $2,859,352
                                             ==========                                  ==========

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
   Savings deposits                          $  232,267          367       0.63          $  218,131         627        1.15
   Money market accounts                        354,279        1,346       1.52             339,841       1,686        1.98
   Interest-bearing demand accounts             140,401          132       0.38             131,654         213        0.65
   Time deposits                              1,293,510       12,048       3.73           1,281,075      14,971        4.67
                                             ----------------------------------          ----------------------------------
     Total deposits                           2,020,457       13,893       2.75           1,970,701      17,497        3.55
   Advance payments by borrowers for
     taxes and insurance                          7,356           10       0.54               7,907          24        1.21
   Borrowings                                   332,389        4,607       5.54             434,179       6,057        5.58
                                             ----------------------------------          ----------------------------------

     Total Interest-bearing liabilities       2,360,202       18,510       3.14           2,412,787      23,578        3.91
                                             ----------------------------------          ----------------------------------

NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits                 102,079                                      88,810
   Other noninterest-bearing liabilities         54,455                                      50,513
                                             ----------                                  ----------
     Total noninterest-bearing

       liabilities                              156,534                                     139,323
                                             ----------                                  ----------
     Total liabilities                        2,516,736                                   2,552,110
   Shareholders' equity                         318,350                                     307,242
                                             ----------                                  ----------
     Total average liabilities and
       equity                                $2,835,086                                  $2,859,352
                                             ==========                                  ==========
Net interest income and net interest
   rate spread (3)                                           $18,186       2.38                         $19,389        2.51
                                                             =======                                    =======
Net interest margin (4)                                                    2.74%                                       2.90%
                                                                        =======                                     =======
Average interest-earning assets to
average interest-bearing liabilities               1.13x                                       1.11x
                                             ==========                                  ==========

(1) For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2) Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3) Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4) Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

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

                                                        THREE MONTHS ENDED
                                         ----------------------------------------------
                                            MARCH 31, 2003 COMPARED TO MARCH 31, 2002
                                         ----------------------------------------------
                                                   INCREASE (DECREASE) DUE TO:
                                         ----------------------------------------------
                                         VOLUME (1)         RATE (2)            NET (3)
                                         ----------         --------            -------
                                                         (IN THOUSANDS)
Interest-earning assets:
Loans receivable                          $(1,523)           $(3,634)           $(5,157)
Mortgage-related securities                 1,193             (1,780)              (587)
Investment securities                        (155)              (125)              (280)
Interest-earning deposits                       9                (52)               (43)
Federal funds                                 (38)              (166)              (204)
                                          -------            -------            -------
    Total                                    (514)            (5,757)            (6,271)
                                          -------            -------            -------

Interest-bearing liabilities:
Savings deposits                               39               (299)              (260)
Money market deposits                          68               (408)              (340)
Interest-bearing demand deposits               13                (94)               (81)
Time deposits                                 144             (3,067)            (2,923)
                                          -------            -------            -------
    Total deposits                            264             (3,868)            (3,604)
Advance payments by borrowers for taxes
    and insurance                              (2)               (12)               (14)
Borrowings                                 (1,410)               (40)            (1,450)
                                          -------            -------            -------
    Total                                  (1,148)            (3,920)            (5,068)
                                          -------            -------            -------
Net change in net interest income         $   634            $(1,837)           $(1,203)
                                          =======            =======            =======

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

GENERAL. Net income was $5.9 million for the first quarter of 2003 as compared to $6.3 million for the first quarter of 2002. The decrease is primarily the result of decreased net interest margin and increased provisions for loan losses partially offset by an increase in the gains on the sales of loans and a decrease in noninterest expenses. Decreased net interest margins resulted primarily from the refinancing of relatively higher-yielding loans and market conditions which did not allow us to reduce interest rates on deposits to the degree that interest rates on assets were reduced.

NET INTEREST INCOME. Net interest income decreased $1.2 million, or 6.2%, to $18.2 million in the first quarter of 2003 as compared to $19.4 million for the first quarter of 2002. Net interest income decreased primarily as a result of the decrease in the net interest margin. The net interest margin for the first quarter of 2003 was 2.74%, as compared to 2.90% for the same period in 2002.

Because of the length of time in which interest rates have been declining and the unprecedented levels of refinancing activity, we have experienced, at least in early 2003, a somewhat different effect than we experienced in 2001 and 2002. The refinancing of loans has reduced yields on loans going forward more quickly than we have been able to reduce the already substantially lowered interest rates on deposits and other interest-bearing liabilities. Further, a significant portion of the proceeds of loan refinancings have been reinvested in relatively lower-yielding investment securities, as we generally sell fixed rate mortgages.

If interest rates continue to remain stable or move lower in 2003, we anticipate that our net interest margin would continue to be compressed (reduced) as a result of the continued reductions to the yields on interest-earning assets as compared to a more modest decrease to rates on our interest-bearing liabilities. As a result of that compression, we would anticipate that our net interest income would continue to be reduced in later quarters of 2003 as compared to 2002, which we expect would reduce net income. If, however, interest rates begin to rise during 2003, there could be a positive effect on the loan portfolio, resulting from increased originations of adjustable rate loans, which in turn may offset the reductions in yields and net interest income.

TOTAL INTEREST INCOME. Total interest income decreased $6.3 million or 14.6% to $36.7 million in the first quarter of 2003 as compared to $43.0 million in the same period in 2002 primarily as a result of a decrease in the yields on the loan and investment portfolios and a decrease in the dollar amount of the loan portfolio.

Interest income on loans decreased $5.2 million for the three months ended March 31, 2003 primarily as a result of the decreased dollar amount of the loan portfolio outstanding and a decreased yield on the loan portfolio. Market interest rates remained at a level at which consumers were attracted to fixed rate mortgage loans. Our new loans, in a large part, were to existing customers who refinanced their existing adjustable rate or fixed rate mortgage loans and consolidated their other debt into new fixed rate mortgage loans at lower interest rate. We also allowed some customers with our adjustable interest rate mortgage loans to reduce their interest rate for a fee, before the expiration of their initial lock-in period or next adjustment date. We sell the majority of our 30 year and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary market. In addition, both adjustable and fixed rate mortgage loan originations were at interest rates that were below the existing yield on the loan portfolio. We retain all of the adjustable interest rate loans in the portfolio.

Interest income on investments decreased $280,000 for the first quarter of 2003 as a result of the decreased average size of the investment portfolio and the decreased average yield on investment securities. As investment securities matured, they were primarily reinvested into mortgage-related securities or reinvested into another investment security. However, these reinvestments into new investment securities were generally at interest rates that were below the existing yield on the portfolio.

Interest income on mortgage-related securities decreased $587,000 as a result of the decreased yields, partially offset by an increase in the average dollars, on the mortgage-related securities portfolio. As market interest rates moved lower, the underlying mortgage loans with higher interest rates prepaid. These prepayments were re-invested into mortgage-related securities that had lower yields than the existing mortgage-related securities portfolio.

Interest income on interest-earning deposits decreased $247,000 for the first quarter of 2003 as a result of a decrease in the average yields earned on interest-earning deposits and a decrease in the average dollar amount in interest-earning deposits. A large portion of interest-earning deposits is federal funds sold which earn overnight market interest rates. As market interest rates decline or increase, interest rates on federal funds sold move in the same direction. The average federal funds outstanding in the first three months of 2003 decreased $9.4 million as compared to the first three months of 2002. This decrease was the result of using federal funds to fund loan originations. We anticipate using federal funds to fund loan originations and to continue to invest in securities (mortgage-related or investment).

INTEREST EXPENSE. Interest expense on deposits decreased $3.6 million or 20.6% to $13.9 million for the three months ended March 31, 2003 from $17.5 million in the same period in 2002, primarily as a result of a decrease in the cost of deposits partially offset by growth in deposits. We believe the growth in deposits continued to be a result of uncertainties and weakness in the stock market and world events, which caused many investors to choose relatively safe investments. At the same time, market interest rates were further decreased thereby reducing the cost of new and renewing deposits, although not to the same degree that the rates on interest earning assets decreased. The average cost of deposits for the first quarter of 2003 was 2.75% as compared to 3.55% for the period in 2002. If stock market values would rise or world events stabilize, we believe that some of the deposits we recently acquired may be withdrawn to fund customers' investments in the stock market. In addition, market interest rates may rise, which would increase the cost of our deposits.

Interest expense on borrowings decreased $1.5 million for the first quarter of 2003 primarily as a result of maturing borrowings being paid off. We primarily borrow from the Federal Home Loan Bank ("FHLB") of Chicago and those borrowings have fixed terms and interest rates.

PROVISIONS FOR LOAN LOSSES. Provisions for loan losses were $258,000 for the first quarter of 2003, compared to $15,000 in the comparable period of 2002. The increase from 2002 was primarily a result of $3.5 million of commercial loans being classified as substandard. The total allowance for loan losses at March 31, 2003 was $13.0 million or 151.9% of non-performing loans, compared to $12.7 million or 151.9% of non-performing loans at December 31, 2002. The loan loss allowance to total loans was 0.77% at March 31, 2003, as compared to 0.76% at December 31, 2002.

NONINTEREST INCOME. Total noninterest income increased $662,000 or 17.2% to $4.5 million in the first quarter of 2003 as compared to $3.8 million in the comparable period in 2002. This increase was primarily a result of increased gains on the sales of loans partially offset by decreased brokerage and insurance commissions and decreased loan fees and servicing revenues.

Brokerage and insurance commissions decreased $136,000 in the first quarter of 2003 primarily as a result of decreased securities and fixed rate tax deferred annuity sales.

Loan fees and servicing revenues decreased $131,000 in the first three months of 2003 primarily as a result of the amortization and impairment of mortgage servicing rights. The impairment for the first quarter of 2003 was $235,000 and is reflected as a decrease to mortgage servicing fee revenues.

Gain on sales of loans increased $814,000 in the first quarter 2003 as a result of the increased dollar amount of loans sold. We sold $116.0 million of fixed rate mortgage loans in the first quarter of 2003 as compared to $64.0 million in the first quarter of 2002. "See Comparison of Financial Condition - Loans Receivable." Gains on the sales of loans are primarily dependent on the dollar amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates remain flat or increase, these gains could be reduced in future periods.

Other noninterest income increased $114,000 in the first quarter of 2003 as a result of an increase in debit card fees and income on a nonqualified defined benefit plan.

NONINTEREST EXPENSE. Total noninterest expense decreased $230,000 primarily as a result of a decrease in compensation and other employee benefit expense.

Compensation, payroll taxes and other employee benefit expense decreased $235,000 for the first quarter of 2003 primarily as a result of a $150,000 recapture of First Northern's self funded health plan reserves and a decrease in the ESOP funding expense. As a result of compressed net interest margins Bank Mutual Corporation chose to modify its funding of the ESOP plan.

Occupancy and equipment expense rose $73,000 in the first quarter of 2003 as a result of our deploying upgraded teller PCs and the purchase of new teller software throughout our bank office network in 2002.

Other expenses decreased $68,000 for the first three months of 2003 as a result of a decrease in marketing and other expenses. Although marketing expense decreased in the first quarter of 2003 as compared to the same period in 2002, $257,000 of marketing expense in the first quarter of 2003 was attributed to the combination of the two banking subsidiaries on March 16, 2003. We anticipate additional marketing expenses through the second quarter of 2003 to promote the combination of the two bank subsidiaries.

INCOME TAXES. The effective tax rate for the first quarter of 2003 was 35.2% as compared to 34.1% for the same period in 2002.

IMPACT OF INFLATION AND CHANGING PRICES. The financial statements and accompanying notes of Bank Mutual Corporation have been prepared in accordance with the generally accepted accounting principles ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with the subsidiary bank borrowing correspondingly more in periods in which its operation generates less cash. In the event these sources of liquidity would become inadequate, we believe that we could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first three months of 2003, loan prepayments were significant because of the reduced interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

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

Our primary investing activities are the origination and purchase of one-to four-family real estate loans, multi-family and commercial real estate loans, home equity loans, other consumer loans, commercial business loans, the purchase of mortgage-related securities, and to a lesser extent, the purchase of investment securities. These investing activities are funded by principal payments on mortgage loans and mortgage-related securities, calls and maturities on investment securities, borrowings, deposit growth, and funds provided by our operating activities.

Cash and cash equivalents decreased $32.5 million during the first three months of 2003. Investing activities utilized $34.3 million of cash, primarily as a result of the increase in the loan portfolio (primarily as a result of the commercial loan originations), investment in a mutual fund, and mortgage-related securities purchases, partially offset by principal repayments on mortgage-related securities. Cash used by financing activities of $8.3 million resulted primarily from net repayments on short and long term borrowings, purchases of treasury shares and payment of cash dividends offset by deposit growth and the increase in escrow payments. Net cash provided by operating activities of $10.1 million consisted primarily of net income and an increase in other liabilities offset by an increase in loans originated for sale and an increase in other assets.

At March 31, 2003, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as "well-capitalized" by the FDIC we are required to have leverage (Tier I) capital to average assets of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At March 31, 2003, the Bank had a total risk-based capital ratio of 16.76%. See Notes to Unaudited Consolidated Financial Statements - Note 7 - Shareholders' Equity.

OFF-BALANCE SHEET OBLIGATIONS

Because Bank Mutual Corporation is in the financial services industry, it regularly commits to lend funds in the ordinary course of its business. Those lending commitments give rise to potential future obligations and potential liquidity needs that are not, and cannot meaningfully be, reflected on Bank Mutual Corporation's balance sheet. At March 31, 2003, Bank Mutual Corporation had:

     - outstanding loan commitments to borrowers of approximately $54.7 million;

     -    unused commercial lines of credit of approximately $11.1 million;

     -    unused letters of credit of approximately $7.6 million; and

     - available home equity, overdraft lines of credit and unused credit card lines of credit of approximately $157.9 million.

See Notes to Unaudited Consolidated Financial Statements - Note 8 - Financial Instruments with Off-Balance Sheet Risk. Other than a credit enhancement instrument of $4.3 million, there were no outstanding commitments to purchase securities at March 31, 2003. Other than these commitments and future obligations under leases and similar contracts, Bank Mutual Corporation does not engage in off-balance sheet financing or have other off-balance sheet obligations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GAP ANALYSIS. Repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a financial institution's interest rate sensitivity "gap." An asset or liability is said to be "interest rate sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

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

At March 31, 2003, based on the assumptions below, our interest-bearing assets maturing or repricing within one year exceeded our interest-earning liabilities maturing or repricing within the same period by $316.9 million. This represents a positive cumulative one-year interest rate sensitivity gap of 11.1%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 127.2%. The cumulative gap ratio is significantly affected by $200.0 million of long-term FHLB borrowings which had an original call option in the second quarter of 2001 and which are quarterly callable thereafter. For the March 31, 2003 gap analysis, we have placed the $200 million long-term borrowing in its final maturity period of 2004 as market interest rates are lower than the interest rate on the borrowing. As such, the likelihood of the FHLB calling this borrowing is significantly reduced. This call option is at the FHLB of Chicago's discretion; however if the borrowings are called, the FHLB of Chicago has given us indications that alternative borrowings would be available. While we have no reason to believe that the FHLB of Chicago would not follow through on its indications, there is no binding commitment and we therefore cannot provide an assurance that these alternatives would be available. A call of these obligations without a replacement would materially adversely affect our liquidity, and we would need to use an alternative source of funds.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

     i) Investment securities - based upon contractual maturities and if applicable, call dates.

     ii) Mortgage-related securities - based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

     iii) Loans - based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

     iv) Deposits - based upon contractual maturities and our historical decay rates.

     v)   Borrowings - based upon the earlier of call date or final maturity.

                                                                              AT MARCH 31, 2003
                                                                            MORE THAN     MORE THAN
                                                WITHIN        THREE TO      ONE YEAR     THREE YEARS
                                                THREE          TWELVE       TO THREE       TO FIVE     OVER FIVE
                                                MONTHS         MONTHS        YEARS          YEARS        YEARS           TOTAL
                                               ----------------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans receivable:
   Mortgage loans:
      Fixed                                    $117,315       $148,851      $216,810      $  72,416    $   39,079      $  594,471
      Adjustable                                139,858        270,015       200,969         55,127         1,318         667,287
   Consumer loans                               135,894        117,800       124,467         36,379        18,015         432,555
   Commercial business loans                     20,144         21,519        23,357          4,404         1,457          70,881
Interest-earning deposits                       173,445              -             -              -             -         173,445
Investment securities                            47,783         17,028        11,518          3,996             -          80,325
Mortgage-related securities:
      Fixed                                      59,215        131,160       300,843         65,775        12,280         569,273
      Adjustable                                 48,425              -             -              -             -          48,425
Other interest-earning assets                    33,797              -             -              -             -          33,797
                                               ----------------------------------------------------------------------------------
         Total interest-earning assets          775,876        706,373       877,964        238,097        72,149       2,670,459
                                               ----------------------------------------------------------------------------------

Interest-bearing liabilities:
   Deposits:
      Interest-bearing demand accounts            3,191          9,139        21,472         17,828        87,215         138,845
      Savings accounts                            6,421         14,927        35,295         29,588       153,966         240,197
      Money market accounts                     351,851              -             -              -             -         351,851
Time deposits                                   312,699        386,882       375,965        220,467             -       1,296,013
Advance payments by borrowers for
   taxes and insurance                                -         11,792             -              -             -          11,792
Borrowings                                       17,312         51,169       241,104          8,345        11,992         329,922
                                               ----------------------------------------------------------------------------------
         Total interest-bearing liabilities     691,474        473,909       673,836        276,228       253,173       2,368,620
                                               ----------------------------------------------------------------------------------
Interest rate sensitivity gap                  $ 84,402       $232,464      $204,128      $ (38,131)   $(181,024)      $  301,839
                                               ==================================================================================

Cumulative interest rate sensitivity gap       $ 84,402       $316,866      $520,994      $ 482,863    $  301,839
                                               ==================================================================
Cumulative interest rate sensitivity
    gap as a percentage of total assets            2.96%         11.11%        18.27%         16.93%        10.58%
                                               ==================================================================
Cumulative interest-earning assets as a
 percentage of interest bearing liabilities      112.21%       127.19.%       128.33%        122.83%       112.74%
                                               ==================================================================

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2003. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

                                                                                     PRESENT VALUE OF EQUITY
                                                                                         AS A PERCENT OF
                                       PRESENT VALUE OF EQUITY                       PRESENT VALUE OF ASSETS
                               -------- --------------- ---------------           ------------------------------
      CHANGE IN                 DOLLAR         DOLLAR          PERCENT            PRESENT VALUE          PERCENT
    INTEREST RATES              AMOUNT         CHANGE          CHANGE                 RATIO               CHANGE
-----------------------        ----------------------------------------           ------------------------------
    (BASIS POINTS)                      (DOLLARS IN THOUSANDS)
        +200                   $348,943       $(3,619)          (1.0)%                12.21%               1.1%
        +100                    353,638         1,076            0.3                  12.23                1.3
           0                    352,562             0            0.0                  12.07                0.0
        -100                    348,518        (4,044)          (1.1)                 11.83               (2.1)
        -200                    332,081       (20,481)          (5.8)                 11.22               (7.1)

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. In response to the adoption of the Sarbanes-Oxley Act of 2002, Bank Mutual Corporation and the certifying officers of this report have implemented disclosure controls and procedures to ensure that material information relating to Bank Mutual Corporation is made known to the signing officers, and consequently reflected in periodic SEC reports. These controls and procedures build upon Bank Mutual Corporation's pre-existing practices. Bank Mutual Corporation and those officers have evaluated for this report, and will regularly evaluate, the effectiveness of those disclosures controls and procedures within 90 days prior to filing of any periodic SEC report, including this report. Bank Mutual Corporation and the certifying officers believe that these disclosure controls and procedures are effective, based upon this evaluation.

     (b) Changes in internal controls. During the period covered by this report, there were not any significant changes in Bank Mutual Corporation's internal controls or in other factors that could significantly effect these controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

     (c)  Asset-backed issuers. Not applicable.

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           At Bank Mutual Corporation's annual meeting of shareholders on May 5, 2003, the four continuing directors who were management's nominees for re-election were elected to Bank Mutual Corporation's Board of Directors. The directors were re-elected, for terms ending in 2006, with the following votes (rounded for fractional interests voted through the dividend reinvestment plan or 401(k) plans):

                                                                         Authority for
 Director's Name                Class              Votes For            Voting Withheld
 ---------------                -----              ---------            ---------------
Thomas H. Buestrin               2006              19,885,262                145,938
Michael T. Crowley, Jr.          2006              19,803,204                227,997
Michael D. Meeuwsen              2006              19,807,832                223,368
William J. Mielke                2006              19,888,534                142,666

          Michael T. Crowley, Sr., Raymond W. Dwyer, Mark C. Herr, Thomas J. Lopina, Sr., Robert B. Olson, David J. Rolfs and J. Gus Swoboda remain as continuing directors, with terms expiring in 2004 or 2005.

          The votes "for" each of the directors included the affirmative vote of 11,193,174 shares cast by Bank Mutual Bancorp, MHC.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

          (b) Reports on Form 8-K: In the quarter ended March 31, 2003, the Registrant did not file any Reports on Form 8-K. However, a Form 8-K dated April 21, 2003 disclosed Bank Mutual Corporation's earnings release for the quarter ended March 31, 2003 and another Form 8-K dated April 21, 2003 disclosed the announcement of the plan for the full conversion of Bank Mutual Corporation.

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

                                            BANK MUTUAL CORPORATION
                                            ------------------------------------
                                            (Registrant)

Date: May 15, 2003
                                            /s/ Michael T. Crowley, Jr.
                                            ------------------------------------
                                            Michael T. Crowley, Jr.
                                            Chairman and Chief Executive Officer

Date: May 15, 2003
                                            /s/ Rick B. Colberg
                                            ------------------------------------
                                            Rick B. Colberg
                                            Chief Financial Officer

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

Date: May 15, 2003

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

Date: May 15, 2003

                                            /s/Rick B. Colberg
                                            ------------------------------------
                                            Rick B. Colberg
                                            Chief Financial Officer

                                  EXHIBIT INDEX

                             BANK MUTUAL CORPORATION

                   Form 10-Q for Quarter Ended March 31, 2003

Exhibit No.                                  Description                                  Filed Herewith
-----------                                  -----------                                  --------------
    4.1                 Plan of Restructuring for the Conversion and                              X
                        Reorganization of Bank Mutual Bancorp, MHC, as adopted
                        on April 21, 2003

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