Form 10-Q
period 2003-06-30
BANK MUTUAL CORP
filed 2003-08-11
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

United States	39-2004336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4949 West Brown Deer Road

Milwaukee, WI 53223

(414) 354-1500

(Address, including Zip Code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 21,425,061 shares, at July 30, 2003.

BANK MUTUAL CORPORATION

10-Q INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30 2003	December 31 2002
	(In thousands)
ASSETS
Cash and due from banks	$36,830	$40,297
Federal funds sold	170,000	165,000
Interest-earning deposits	38,076	36,462
Cash and cash equivalents	244,906	241,759

Securities available-for-sale, at fair value:
Investment securities	77,874	73,226
Mortgage-related securities	650,669	618,123
Loans held for sale	36,786	46,971
Loans receivable, net	1,676,151	1,685,662
Goodwill	52,570	52,570
Other intangible assets	5,403	5,734
Mortgage servicing rights	2,737	3,060
Other assets	117,908	116,223

	$2,865,004	$2,843,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,163,730	$2,126,655
Borrowings	316,893	354,978
Advance payments by borrowers for taxes and insurance	21,541	3,060
Other liabilities	40,569	35,560

	2,542,733	2,520,253
Guarantees and Commitments (Note 8 and 12)

Shareholders’ equity:
Preferred stock—$.01 par value:
Authorized—10,000,000 shares in 2003 and 2002 Issued and outstanding—none in 2003 and 2002	—	—
Common stock—$.01 par value:
Authorized—100,000,000 shares in 2003 and 2002 Issued—22,341,665 shares in 2003 and 2002 Outstanding—21,425,061 shares in 2003; 21,752,971 in 2002	223	223
Additional paid-in capital	109,562	109,074
Retained earnings	233,936	224,932
Unearned ESOP shares	(6,054)	(6,647)
Accumulated other comprehensive income	6,879	10,487
Unearned deferred compensation	(2,662)	(3,133)
Treasury stock—916,604 in 2003; 588,694 in 2002	(19,613)	(11,861)

	322,271	323,075

	$2,865,004	$2,843,328

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2003	2002
	(In thousands, except per share data)
Interest income:
Loans	$26,944	$31,763
Investment securities	1,264	1,401
Mortgage-related securities	6,781	8,127
Interest-earning deposits	587	847

Total interest income	35,576	42,138
Interest expense:
Deposits	13,480	16,019
Borrowings	4,575	5,861
Advance payments by borrowers for taxes and insurance	22	57

Total interest expense	18,077	21,937

Net interest income	17,499	20,201
Provision for loan losses	109	40

Net interest income after provision for loan losses	17,390	20,161

Noninterest income:
Service charges on deposits	1,268	1,141
Brokerage and insurance commissions	598	933
Loan related fees and servicing revenue (loss)	(669)	128
Gain on sale of investments	121	—
Gain on sales of loans	1,939	583
Other	1,780	1,072

Total noninterest income	5,037	3,857

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	7,849	7,991
Occupancy and equipment	2,747	2,632
Amortization of other intangible assets	166	166
Other	3,598	2,721

Total noninterest expenses	14,360	13,510

Income before income taxes	8,067	10,508
Income taxes	2,887	3,537

Net income	$5,180	$6,971

Per share data:
Earnings per share—basic	$0.25	$0.33

Earnings per share—diluted	$0.24	$0.32

Cash dividends paid	$0.10	$0.08

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
	2003	2002
	(In thousands, except per share data)
Interest income:
Loans	$54,629	$64,605
Investment securities	2,446	2,863
Mortgage-related securities	14,134	16,067
Interest-earning deposits	1,063	1,570

Total interest income	72,272	85,105

Interest expense:
Deposits	27,373	33,516
Borrowings	9,182	11,918
Advance payments by borrowers for taxes and insurance	32	81

Total interest expense	36,587	45,515

Net interest income	35,685	39,590
Provision for loan losses	367	55

Net interest income after provision for loan losses	35,318	39,535

Noninterest income:
Service charges on deposits	2,298	2,170
Brokerage and insurance commissions	1,275	1,746
Loan related fees and servicing revenue (loss)	(753)	175
Gain on sale of investments	121	—
Gain on sales of loans	3,706	1,536
Other	2,895	2,073

Total noninterest income	9,542	7,700

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	15,531	15,908
Occupancy and equipment	5,411	5,223
Amortization of other intangible assets	331	331
Other	6,468	5,659

Total noninterest expenses	27,741	27,121

Income before income taxes	17,119	20,114
Income taxes	6,070	6,812

Net income	$11,049	$13,302

Per share data:
Earnings per share—basic	$0.53	$0.62

Earnings per share—diluted	$0.52	$0.61

Cash dividends paid	$0.20	$0.16

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Treasury Stock	Total
	(In thousands)
For the Six Months Ended June 30, 2003
Balance at January 1, 2003	$223	$109,074	$224,932	$(6,647)	$10,487	$(3,133)	$(11,861)	$323,075
Comprehensive income	:
Net income	—	—	11,049	—	—	—	—	11,049
Other comprehensive income Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $1,911	—	—	—	—	(3,608)	—	—	(3,608)

Total comprehensive income	—	—	—	—	—	—	—	7,441
Purchase of treasury stock	—	—	—	—	—	—	(8,011)	(8,011)
Committed ESOP shares	—	610	—	593	—	—	—	1,203
Exercise of stock options	—	(122)	—	—	—	—	324	202
Amortization of deferred compensation	—	—	—	—	—	471	(65)	406
Cash dividends ($0.20 per share)	—	—	(2,045)	—	—	—	—	(2,045)

Balance at June 30, 2003	$223	$109,562	$233,936	$(6,054)	$6,879	$(2,662)	$(19,613)	$322,271

For the Six Months Ended June 30,2002
Balance at January 1, 2002	$223	$108,043	$201,777	$(7,850)	$6,018	$(4,047)	$(66)	$304,098
Comprehensive income	:
Net income	—	—	13,302	—	—	—	—	13,302
Other comprehensive income Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $1,731	—	—	—	—	2,907	—	—	2,907

Total comprehensive income	—	—	—	—	—	—	—	16,209
Purchase of treasury stock	—	—	—	—	—	—	(4,130)	(4,130)
Committed ESOP shares	—	458	—	593	—	—	—	1,051
Exercise of stock options	—	(128)	—	—	—	—	484	356
Amortization of deferred compensation	—	—	—	—	—	443		443
Cash dividends ($0.16 per share)	—	—	(1,778)	—	—	—	—	(1,778)

Balance at June 30, 2002	$223	$108,373	$213,301	$(7,257)	$8,925	$(3,604)	$(3,712)	$316,249

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Operating activities:
Net income	$11,049	$13,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	367	55
Provision for depreciation	1,419	1,400
Amortization of intangibles	331	331
Mortgage servicing rights	322	529
Amortization of cost of stock benefit plans	1,609	1,495
Net premium (discount) amortization on securities	1,251	(111)
Net gain on sale of available-for-sale securities	(121)	—
Net change in loans originated for sale	13,891	25,544
Gains on sales of loans	(3,706)	(1,536)
Gain on sale of real estate owned	(23)	(175)
Increase (decrease) in other liabilities	7,465	(9,019)
Increase in other assets	(586)	(1,136)
Decrease in accrued interest receivable	1,061	262

Net cash provided by operating activities	34,329	30,941

Investing activities:
Net purchases of investments in mutual funds	(10,454)	(534)
Proceeds from maturities of investment securities	69,821	19,922
Purchases of investment securities	(72,643)	(8,390)
Purchases of mortgage-related securities	(277,690)	(184,015)
Principal repayments on mortgage-related securities	239,047	106,785
Proceeds from sale of investment securities	8,076	—
Net decrease in loans receivable	8,544	55,471
Proceeds from sale of foreclosed properties	337	663
Net increase in Federal Home Loan Bank stock	(1,450)	(864)
Net purchases of premises and equipment	(1,842)	(2,068)

Net cash used by investing activities	(38,254)	(13,030)

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Financing activities:
Net increase in deposits	$36,530	$5,704
Net decrease in short-term borrowings	(22,679)	(8,534)
Proceeds from long-term borrowings	4,350	3,740
Repayments on long-term borrowings	(19,756)	(36,871)
Net increase in advance payments by borrowers for taxes and insurance	18,481	20,155
Proceeds from exercise of stock options	202	355
Cash dividends	(2,045)	(1,778)
Purchase of treasury stock	(8,011)	(4,130)

Net cash provided (used) by financing activities	7,072	(21,359)

Increase (decrease) in cash and cash equivalents	3,147	(3,448)
Cash and cash equivalents at beginning of period	241,759	251,912

Cash and cash equivalents at end of period	$244,906	$248,464

Supplemental information:
Interest paid on deposits	$26,827	$32,521
Income taxes paid	6,173	6,661
Loans transferred to foreclosed properties and repossessed assets	600	659

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1—Basis of Presentation

The consolidated financial statements include the accounts of Bank Mutual Corporation and its wholly-owned subsidiary Bank Mutual (the “Bank”) and its subsidiaries.

Bank Mutual Corporation is a United States corporation chartered by the Office of Thrift Supervision. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of the Bank, then named “Mutual Savings Bank” into mutual holding company form. On that day, Bank Mutual Corporation also acquired First Northern Capital Corporation and its subsidiary First Northern Savings Bank.

Until March 16, 2003, Bank Mutual Corporation operated with two savings bank subsidiaries. On that day, First Northern Savings Bank merged into the Bank, creating a single bank subsidiary. In addition, see “Note 13—Recent Developments” regarding the plans for full conversion of Bank Mutual Corporation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual Corporation, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual Corporation and subsidiaries at June 30, 2003 and December 31, 2002, the results of their income for the three and six months ended June 30, 2003 and 2002, the changes in shareholders’ equity for the six months ended June 30, 2003 and 2002, and their cash flows for the six months ended June 30, 2003 and 2002. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual Corporation’s 2002 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 2—Securities Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2003:
Investment securities:
U.S. government and federal agency obligations	$30,970	$673	$—	$31,643
Corporate issue obligations	500	7	—	507
Mutual funds	44,603	26	(123)	44,506
Federal Home Loan Mortgage Corporation stock	1,440	—	(222)	1,218

Total investment securities	77,513	706	(345)	77,874
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	293,029	3,228	(172)	296,085
Federal National Mortgage Association	313,509	7,103	(190)	320,422
Private Placement CMOs	2,072	18	—	2,090
Government National Mortgage Association	31,677	455	(60)	32,072

Total mortgage-related securities	640,287	10,804	(422)	650,669

Total	$717,800	$11,510	$(767)	$728,543

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2002:
Investment securities:
U.S. government and federal agency obligations	$26,955	$1,257	$—	$28,212
Corporate issue obligations	9,586	59	(82)	9,563
Mutual funds	34,148	26	(140)	34,034
Federal Home Loan Mortgage Corporation stock	1,440	—	(23)	1,417

Total investment securities	72,129	1,342	(245)	73,226
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	284,647	3,610	(144)	288,113
Federal National Mortgage Association	285,817	10,856	(69)	296,604
Private Placement CMOs	8,208	198	—	8,406
Government National Mortgage Association	24,286	714	—	25,000

Total mortgage-related securities	602,958	15,378	(213)	618,123

Total	$675,087	$16,720	$(458)	$691,349

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2003, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$18,230	$18,418
Due after one year through five years	13,240	13,732
Due after five years through ten years	—	—
Mutual funds	44,603	44,506
Federal Home Loan Mortgage Corporation stock	1,440	1,218
Mortgage-related securities	640,287	650,669

	$717,800	$728,543

Note 3—Loans Receivable

Loans receivable consist of the following:

	June 30 2003	December 31 2002
Mortgage loans:
One-to-four family	$772,413	$827,648
Multifamily	119,654	112,189
Commercial real estate	206,751	186,960
Construction and development	116,730	127,174

Total mortgage loans	1,215,548	1,253,971
Consumer loans:
Fixed rate home equity	246,438	234,049
Home equity lines of credit	76,014	77,697
Student	21,390	22,636
Home improvement	8,998	6,993
Automobile	65,244	68,140
Other	20,264	22,434

Total consumer loans	438,348	431,949
Total commercial business loans	73,345	61,060

Total loans receivable	1,727,241	1,746,980
Less:
Undisbursed loan proceeds	36,653	46,048
Allowance for loan losses	12,954	12,743
Unearned loan fees and discounts	1,483	2,527

Total loans receivable, net	$1,676,151	$1,685,662

Bank Mutual Corporation’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual Corporation’s local lending areas in Wisconsin and Minnesota.

Note 4—Other Assets

Other Assets are summarized as follows:

	June 30 2003	December 31 2002
Accrued interest:
Mortgage-related securities	$1,962	$2,481
Investment securities	1,149	1,516
Loans receivable	7,224	7,399

Total accrued interest	10,335	11,396
Foreclosed properties and repossessed assets	617	750
Premises and equipment	44,458	44,034
Federal Home Loan Bank stock, at cost	34,335	32,885
Bank owned life insurance	17,725	17,141
Other	10,438	10,017

	$117,908	$116,223

Note 5—Deposits

Deposits are summarized as follows:

	June 30 2003	December 31 2002
Checking accounts:
Noninterest-bearing	$113,494	$98,941
Interest-bearing	145,148	149,008

	258,642	247,949
Money market accounts	364,224	351,433
Savings accounts	249,217	230,170
Certificate accounts:
Due within one year	642,544	681,339
After one but within two years	239,573	185,125
After two but within three years	182,930	216,002
After three but within four years	147,929	58,768
After four but within five years	78,671	155,869
After five years	—	—

	1,291,647	1,297,103

	$2,163,730	$2,126,655

Note 6—Borrowings

Borrowings consist of the following:

	June 30 2003		December 31 2002
	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Federal Home Loan Bank advances maturing:
2003	$41,125	5.68%	$60,888	5.50%
2004	231,773	5.61	231,765	5.61
2005	17,994	5.20	17,990	5.21
2006	7,948	4.85	7,946	4.86
2007	—	—	—	—
Thereafter	18,053	5.44	13,710	5.65
Other borrowings	—	—	22,679	0.99

	$316,893		$354,978

The majority of advances that mature in the year 2004 consist of borrowings that are redeemable at any time until then at the option of the FHLB.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $34,335 and $32,885 at June 30, 2003 and December 31, 2002, respectively.

The Bank had been a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, had accepted TT&L deposits. The Bank had been allowed to hold these deposits on behalf of the FRB until they were called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount held were pledged as a condition of holding TT&L deposits. As a result of the merger on March 16, 2003, the Bank will be applying to the FRB to continue to be an approved depository.

Note 7—Shareholders’ Equity

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on Bank Mutual Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by federal regulation to ensure adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of June 30, 2003, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of June 30, 2003:
Total risk-based capital (to risk-weighted assets)	$255,016	16.98%	$120,165	8.00%	$150,206	10.00%
Tier I capital (to risk-weighted assets)	243,166	16.19	60,082	4.00	90,124	6.00
Tier I capital (to average assets)	243,166	8.70	111,810	4.00	139,763	5.00

Bank Mutual Corporation is not aware of any conditions or events which would change the Bank’s status as well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk- Based Capital	Tier I (Core) Capital
As of June 30, 2003:
Equity per Bank records	$307,811	$307,811
Unrealized gains on investments	(6,602)	(6,602)
Goodwill and deposit base intangibles, net of deferred taxes	(55,812)	(55,812)
Investment in “nonincludable” subsidiaries	(2,067)	(2,067)
Disallowed servicing assets	(164)	(164)
Equity investments required to be deducted	(1,104)	—
Allowance for loan losses	12,954	—

Regulatory capital	$255,016	$243,166

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options and restricted stock (Management Recognition Plan (“MRP”)) awards. Because of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual Corporation, in its present structure, cannot newly issue additional shares for awards which have been made under the Stock Incentive Plan. Therefore, the 1.45 million shares that have been or can be granted under the Stock Incentive Plan must be purchased in the open market. Bank Mutual Corporation had repurchased 1,298,000 shares through June 30, 2003 and no specific schedule was announced for the completion of these purchases, although additional purchases will not be made pending the full conversion. Because of the options’ vesting schedules under the Stock Incentive Plan, Bank Mutual Corporation would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

Since the inception of the Stock Incentive Plan, 330,000 treasury shares were reissued (of which 7,200 shares were forfeited through June 30, 2003) to recipients of the MRP awards thereby creating unearned deferred compensation. The unearned deferred compensation is an adjustment to shareholders’ equity and will be adjusted as the MRP shares are vested.

Note 8—Financial Instruments with Off-Balance Sheet Risk

Off-Balance sheet financial instruments whose contract amounts represent credit and/or interest rate risk at June 30, 2003 and December 31, 2002 are as follows:

	June 30 2003	December 31 2002
Unused consumer lines of credit	$155,826	$145,306
Unused commercial lines of credit	11,458	29,106
Commitments to extend credit:
Fixed rate	59,308	40,920
Adjustable rate	11,045	8,055
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance program	7	34

Forward commitments to sell mortgage loans of $90.6 million at June 30, 2003, represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $73.8 million of forward commitments at December 31, 2002.

Note 9—Shares Outstanding

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Basic Earnings Per Share
Net Income	$5,180	$6,971	$11,049	$13,302

Weighted average shares outstanding	20,657,989	21,172,468	20,682,091	21,209,898
Allocated ESOP shares for period	22,297	22,297	44,594	44,594
Vested MRP shares for period	16,119	16,449	32,385	32,898

	20,696,405	21,211,214	20,759,070	21,287,390

Basic earnings per share	$0.25	$0.33	$0.53	$0.62

Diluted Earnings Per Share
Net Income	$5,180	$6,971	$11,049	$13,302

Weighted average shares outstanding used in basic earnings per share	20,696,405	21,211,214	20,759,070	21,287,390
Net dilutive effect of:
Stock option shares	520,862	351,832	478,099	309,872
Unvested MRP shares	106,910	77,113	97,634	63,606

	21,324,177	21,640,159	21,334,803	21,660,868

Diluted earnings per share	$0.24	$0.32	$0.52	$0.61

Note 10—Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”—an amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9. Under SFAS No. 72, an unidentifiable intangible asset was required to be recognized for the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired. The unidentifiable intangible asset was then required to be amortized over a period no greater than the estimated remaining life of the long-term interest bearing assets acquired. Acquisitions within the scope of SFAS No. 147 will no longer result in the recognition of SFAS No. 72 unidentifiable intangible asset. Therefore, any excess of the fair value of liabilities in excess of the fair value of assets acquired in a business combination should be recognized as goodwill in accordance with SFAS No. 141 and subsequently accounted for in accordance with SFAS No. 142. The adoption of SFAS No. 147 will not have a material impact on Bank Mutual Corporation.

On December 31, 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effect of Bank Mutual Corporation’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. Bank Mutual Corporation will continue to account for stock-based compensation in accordance with APB Opinion 25 as allowed under SFAS No. 123.

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 1,114,849 shares and restricted stock (“MRP”) awards up to 334,454 shares. Of these, 330,000 MRP shares were granted during the year ended December 31, 2001 to employees in management positions and 7,200 shares were subsequently forfeited. No shares were granted during the year ended December 31, 2002 or in the first six months of 2003. The outstanding MRP grants had a fair value of $8.3 million at June 30, 2003. The grants under the MRP are being amortized to compensation expense as Bank Mutual Corporation’s employees become vested in the awarded shares.

The amount amortized to expense was $211,000 for the second quarter of 2003 and $221,000 for the same period in 2002 and $411,000 for the six months ended June 30, 2003 and $442,000 for the same period in 2002. The remaining unamortized cost of the MRP is reflected as a reduction of shareholders’ equity as unearned deferred compensation.

Options for 1,104,000 shares were granted on May 8, 2001 at an exercise price of $11.76. Options for 1,012,294 shares remain outstanding at June 30, 2003, of which options for 375,094 shares were vested. In addition, options for 59,306 shares were exercised and options for 32,400 shares have been forfeited.

As a result of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual Corporation would need to purchase up to approximately 1.45 million shares of its common stock for issuance pursuant to awards which have been or are made under the Stock Incentive Plan. Bank Mutual Corporation has repurchased 1,298,000 shares through June 30, 2003 with no specific schedule announced for the completion of these purchases although additional purchases will not be made pending the full conversion. Because of the options’ vesting schedules under the Stock Incentive Plan, Bank Mutual Corporation would not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Six Months Ended June 30
	2003	2002
Risk-free interest rate	5.30%	5.30%
Dividend yield	2.00%	2.00%
Expected stock volatility	26.30%	26.30%
Expected years until exercise	6.50	7.50

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Bank Mutual Corporation’s stock options have characteristics significantly different from traded options and inasmuch, changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Bank Mutual Corporation accounts for the stock options in accordance with APB Opinion 25, as allowed under SAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. Pursuant to SAS No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Net income:
As reported	$5,180	$6,971	$11,049	$13,302
Pro forma	$5,000	$6,791	$11,690	$12,943
Basic earnings per share:
As reported	$0.25	$0.33	$0.53	$0.62
Pro forma	$0.24	$0.32	$0.52	$0.61
Diluted earnings per share:
As reported	$0.24	$0.32	$0.52	$0.61
Pro forma	$0.24	$0.31	$0.50	$0.60

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Note 11—Amortizing Intangible Assets

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at June 30, 2003 and December 31, 2002 is presented in the following table.

	June 30 2003	December 31 2002
Mortgage servicing rights at beginning of year	$6,149	$4,738
Capitalized servicing rights	2,169	3,251
Amortization of servicing rights	(2,820)	(1,840)

Mortgage servicing rights at end of period	5,498	6,149
Valuation allowance	(2,761)	(3,089)

Balance	$2,737	$3,060

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at June 30, 2003 are presented in the following table.

Intangible Assets	Intangible Asset Amount Net of Accumulated Amortization	Valuation Allowance	Carrying Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	5,498	(2,761)	2,737
Deposit base intangibles	5,403	—	5,403

Total	$63,471	$(2,761)	$60,710

Deposit base intangibles had a carrying amount and a value net of accumulated amortization of $5,734 at December 31, 2002.

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage Servicing Rights	Deposit Base Intangibles	Total
	(In thousands)
Quarter ended June 30, 2003 (actual)	$2,820	$331	$3,151
Six months ending December 31, 2003 (estimate)	787	330	1,117
Estimate for year ending December 31,
2004	1,331	661	1,992
2005	619	661	1,280
2006	—	661	661
2007	—	661	661
2008	—	618	618
Thereafter	—	1,811	1,811

	$2,737	$5,403	$8,140

Note 12—Guarantees

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

At June 30, 2003 and December 31, 2002, United States Treasury notes with outstanding principal balances aggregating approximately $10,000 were held by the trustee as collateral for these bonds which had an outstanding principal balance of $4,305 at June 30, 2003 and at December 31, 2002. The third-party borrower is current on all scheduled payments due under the bond issue, which has a scheduled maturity of December 15, 2009.

Note 13—Recent Developments

The boards of directors of Bank Mutual Corporation and Bank Mutual Bancorp, MHC (the “MHC”) adopted on April 21, 2003 a Plan of Restructuring for the conversion and restructuring of the MHC and Bank Mutual Corporation into a full stock organization (the “Conversion”). After the transaction, the mutual holding company form of ownership will end, and Bank Mutual Corporation will be fully owned by public shareholders. The MHC currently owns approximately 52.2% of the outstanding common stock of Bank Mutual Corporation, and public shareholders own the remaining Bank Mutual Corporation shares.

Under the Plan of Restructuring, existing shares of Bank Mutual Corporation’s common stock held by its public shareholders will be exchanged for new shares of a successor company, at an exchange ratio based on the ownership percentage and an independent appraisal. Under the preliminary appraisal, each existing share would be converted into between 2.0504 and 3.1901 new shares, subject to finalization of the appraisal and final OTS approval. Under that plan, immediately after the Conversion, public shareholders of Bank Mutual Corporation will own the same percentage of the successor company as they will own at the time of the Conversion.

The successor company simultaneously will conduct a subscription offering of common stock to eligible MHC members, who generally are depositors of Bank Mutual. Shares not subscribed for in the subscription offering are expected to be available for sale in a community offering to our local communities and the general public. The number and price of shares to be issued in the Conversion offering (the “Offering”), and the exact exchange ratio for current Bank Mutual Corporation shareholders, will be based on the final independent appraisal.

The Plan of Restructuring provides for the establishment, upon the completion of the Conversion, of a special “liquidation account” for the benefit of certain depositors of Bank Mutual. The liquidation account will be in an amount equal to the greater of the MHC’s ownership interest in the shareholders’ equity of Bank Mutual Corporation as of the date of its latest balance sheet contained in the prospectus relating to the offering being conducted as part of the Conversion; and the retained earnings of the Bank at the time that the Bank reorganized into the MHC on November 1, 2000. The amount of the liquidation account is subject to adjustment by reduction upon changes in account balances and closings of accounts after the Conversion. Following completion of the Conversion, under the rules of the Office of Thrift Supervision, Bank Mutual will not be permitted to pay dividends on its capital stock to Bank Mutual Corporation, its sole shareholder, if Bank Mutual’s shareholders’ equity would be reduced below the amount of the liquidation account.

The costs of the Conversion will be deferred and reduce the proceeds from the sale of shares in the offering. If the Conversion and offering are not completed, all costs will be charged to expense in the period in which the Conversion is terminated. As of June 30, 2003, approximately $284,000 of Conversion costs have been incurred and deferred.

The Conversion and the Offering are expected to be completed in late third quarter of 2003, subject to final regulatory reviews. After completion of the Conversion, the MHC will cease to exist, and the mutual form of ownership will cease.

The Conversion is subject to final approval by the Office of Thrift Supervision, as well as approval by the public shareholders of Bank Mutual Corporation and by the MHC’s members. Proxy materials providing detailed information relating to the Conversion and related transactions will be sent to the members of the MHC and the shareholders of Bank Mutual Corporation for their consideration. The transactions are also subject to other customary conditions which are included in the Plan of Restructuring.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This document contains various forward-looking statements concerning Bank Mutual Corporation’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual Corporation’s control, that could cause Bank Mutual Corporation’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual Corporation: general economic conditions; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of Bank Mutual’s loan and investment portfolios; general economic and political developments; and other factors referred to in the reports filed by Bank Mutual Corporation with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 7 of Bank Mutual Corporation’s 2002 Annual Report on Form 10-K).

Overview

Bank Mutual Corporation is a United States corporation chartered by the OTS. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of the Bank, then known as “Mutual Savings Bank,” into mutual holding company form. Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which the Bank’s depositors hold all of the voting and membership rights, owns 11,193,174 shares, or 52.2% of Bank Mutual Corporation’s outstanding common stock.

On November 1, 2000, Bank Mutual Corporation also acquired First Northern Capital Corp., the parent of First Northern Savings Bank. On March 16, 2003, the Bank and First Northern Savings Bank combined to form a single subsidiary bank of Bank Mutual Corporation called “Bank Mutual.”

Bank Mutual Corporation has recently announced the adoption of a Plan of Restructuring of the MHC. When completed, this conversion would eliminate the mutual holding company form and, in essence, result in the sale of the MHC’s interest in Bank Mutual Corporation to the public. Existing Bank Mutual Corporation shareholders would maintain their percentage ownership. See Notes to Unaudited Consolidated Financial Statements, Note 13, Recent Developments.

Significant Accounting Policies

There are a number of accounting policies that we established which require us to use our judgment. Some of the more significant policies are as follows:

•	Establishing the amount of the allowance for loan losses requires the use of our judgment. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. If we misjudge a major component and experience a loss, it will likely affect our earnings. In addition, by the very nature of this allowance, developments as to particular loans can affect quarter-to-quarter provision amounts. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

•	Another valuation that requires our judgment relates to mortgage servicing rights. Essentially, mortgage servicing rights are established on residential mortgage loans that we originate and sell. We allocate a portion of a loan’s book basis to mortgage servicing rights we retain when a loan is sold, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized against servicing revenue. Net servicing revenues are expected to exceed this amortization expense. However, if our actual prepayment experience exceeds what we originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. This impairment would be recorded as a charge to earnings in the period in which it became impaired.

•	We also use our judgment in the valuation of other intangible assets (core deposit base intangibles). Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate that the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

•

We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of net tangible assets acquired. We analyze the prices paid for those acquisitions and compare those to a number of current indices. In particular, we look at the price paid as a percent of assets; price paid to deposits; premium paid to core deposits; and other indicators. If the current indices would indicate that the existing goodwill is more than the goodwill that would be developed by doing the same transaction today, impairment would occur and as such, would be charged to current earnings in the period in which it became impaired.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total Assets. Bank Mutual Corporation’s total assets increased $21.7 million in the first six months of 2003 primarily as a result of the cash generated by deposit growth and loan sales, partially offset by repayments of borrowings. Total assets at June 30, 2003 were $2.87 billion as compared to $2.84 billion at December 31, 2002.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.1 million in the first six months of 2003 primarily as a result of receiving cash from loan sales and growth in the deposit portfolio. The cash was primarily invested in overnight funds.

Securities Available-for-Sale. Investment securities available-for-sale increased $4.6 million in the first six months of 2003 as a result of purchasing investments.

Mortgage-related securities available-for-sale increased $32.5 million primarily as a result of the cash generated by loan sales and deposit growth being invested in mortgage-related securities.

At June 30, 2003, we had $2.1 million of private placement CMOs in our investment portfolio. Private placement CMOs have more credit risk than government agency CMOs and, therefore, have a higher risk of permanent impairment. If permanent impairment would occur, the impairment would be charged to earnings.

Loans Held for Sale. Loans held for sale at June 30, 2003 as compared to December 31, 2002 decreased $10.2 million as a result of fixed rate mortgage loan sales exceeding the originations of fixed rate mortgage loans. Currently, we sell all of our 30 year fixed rate mortgage loan originations and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary mortgage market.

Loans Receivable. Loans receivable decreased $9.5 million in the first six months of 2003 primarily as a result of refinancing of existing portfolio mortgage loans to fixed rate mortgage loans and the subsequent sale of some of these fixed rate mortgage loans.

The mortgage loan portfolio decreased $38.4 million in the first six months of 2003 primarily as a result of consumers continuing to refinance their existing adjustable and fixed rate mortgage loans to new lower fixed rate mortgage loans. Market interest rates for fixed rate mortgages continued to be attractive in the first six months of 2003. We retain all adjustable rate mortgage loans in our portfolio and sell the 30 year and some of the 20 and 15 year fixed rate mortgage loans in the secondary market. We sold $163.3 million of fixed rate mortgage loans in the second quarter of 2003 as compared to $41.0 million in the second quarter of 2002 and $279.3 million in the first six months of 2003 as compared to $105.1 million for the same period in 2002.

The consumer loan portfolio increase of $6.4 million in the first six months of 2003 was primarily the result of growth in the fixed equity loan portfolio partially offset by the reduction in the automobile loan portfolio. We continue to emphasize and market 10 year fixed rate second mortgage loans.

As car manufacturers provided and promoted “0%” financing on their cars, our automobile loan originations remained fairly low. This reduced level of automobile loan originations offset by continued repayments and prepayments of existing automobile loans resulted in the automobile portfolio decreasing $2.9 million in the first six months of 2003.

The commercial business loan portfolio increased $12.3 million during the six months ended June 30, 2003. This increase was the result of increased commercial business loan originations and the use of existing lines of credit by commercial borrowers.

LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Originations:
Mortgage loans	$248,712	$124,716	$485,141	$250,694
Consumer loans	84,171	67,520	149,895	118,626
Commercial business loans	13,983	9,148	29,477	18,308

Total loan originations	346,866	201,384	664,513	387,628

Purchases:
Mortgage loans	169	769	169	3,793

Total loans purchased	169	769	169	3,793

Total loans originated and purchased	$347,035	$202,153	$664,682	$391,421

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans.

Deposits. Deposits increased $37.1 million in the first six months of 2003. We continue to emphasize and market checking accounts, as we believe this is a core customer account which helps to promote further business with them. We believe the stock market decline of 2001 and 2002, coupled with world events throughout this period, have made some consumers re-evaluate their investment objectives and, hence, their investment portfolios. As a result of this re-evaluation, more investors have included a greater percentage of insured deposits within their investment mix. As the performance of the stock market has recently improved, those trends may begin to reverse. We also believe that deposit growth (or shrinkage) in the balance of 2003 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

Borrowings. Borrowings decreased $38.1 million in the first six months of 2003, to $316.9 million at June 30, 2003, as compared to $355.0 million at December 31, 2002. This decrease is the result of using proceeds of the deposit growth and loan sales to repay maturing borrowings. We anticipate that we will continue to pay off borrowings in 2003 as a result of our cash position, although our ability to make those payments will depend upon our actual future results and our future financial needs.

Most of our borrowings are from the Federal Home Loan Bank of Chicago. Of these amounts, approximately $200.0 million are callable by the FHLB. We reflect them in our financial statements as due in 2004, which is their stated maturity date.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance (“escrows”) increased $18.5 million in the first six months of 2003. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal.

Shareholders’ Equity. Shareholders’ equity decreased $804,000 in the first six months of 2003, primarily as a result of cash dividends paid, shares repurchased during the period, a decrease in other comprehensive income partially offset by our net income. Bank Mutual paid a cash dividend of $0.10 per share on June 3, 2003, to shareholders of record on May 21, 2003. The first six month’s dividend payout ratio was 18.5% since Bank Mutual Bancorp, MHC has elected to waive cash dividends in 2003 for the 11,193,174 Bank Mutual Corporation’s shares that it owns. In addition, Bank Mutual Corporation at June 30, 2003, had repurchased a total of 1,298,000 shares at an average cost of $19.53 per share, including 342,000 shares in the first six months of 2003 at a weighted average price of $23.43 per shares. Of the total shares repurchased, 330,000 shares have been granted as awards to MRP recipients (of which 7,200 MRP shares were forfeited). Unvested MRP shares are a decrease to shareholders’ equity. See Notes to Unaudited Consolidated Financial Statements—Note 7. Shareholders’ Equity.

The $6.9 million of accumulated other comprehensive income, which is a part of shareholders’ equity, consists of the market value of securities available-for-sale over their cost basis, net of deferred income taxes. Accumulated other comprehensive income decreased $3.6 million in the first six months of 2003, primarily as a result of higher interest mortgage-related securities being repaid and reinvestment of the proceeds into mortgage-related securities at current market values.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

NON-PERFORMING LOANS AND ASSETS

	At June 30, 2003	At December 31, 2002
	(Dollars in thousands)
Non-accrual mortgage loans	$1,732	$1,399
Non-accrual consumer loans	680	527
Non-accrual commercial business loans	3,366	5,357
Accruing loans delinquent 90 days or more	576	1,108

Total non-performing loans	6,354	8,391
Foreclosed properties and repossessed assets, net	617	750

Total non-performing assets	$6,971	$9,141

Non-performing loans to total loans	0.38%	0.50%

Non-performing assets to total assets	0.24%	0.32%

Additional interest income that would have been recognized if non-accrual loans had been current	$242	$375

Allowance for loan losses as a percent of non-performing assets	185.83%	139.40%

Total non-performing loans decreased as of June 30, 2003, as compared to December 31, 2002, primarily as a result of a decrease in non-accrual commercial business loans. The increase relating to consumer and mortgage loans results from the general decline in economic conditions. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards.

In view of the continuing weakness in the economy, we have been increasing the amount of management time to monitor the commercial loan portfolio since that is an area particularly sensitive to economic downturns. In particular two loans totaling $3.5 million to one commercial borrower became impaired in the first quarter of 2003 and continued to be impaired throughout the second quarter of 2003. These commercial loans are to a company that has experienced a sustained reduction in its sales as a result of the slowdown in the national and international economy and consequently has been experiencing an operating loss. This borrower has always been current in its loan payments. However, we have a concern over repayment of the loans if the operating losses continue.

The ultimate results with this, and other, commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At and for the Six Months Ended June 30, 2003	At and for the Year Ended December 31, 2002
	(Dollars in thousands)
Balance at the beginning of the period	$12,743	$12,245
Provisions for the period	367	760
Charge-offs:
Mortgage loans	(65)	(14)
Consumer loans	(202)	(428)
Commercial business loans	(19)	(39)

Total charge-offs	(286)	(481)
Recoveries:
Mortgage loans	113	66
Consumer loans	17	40
Commercial business loans	—	113

Total recoveries	130	219

Net recoveries (charge-offs)	(156)	(262)

Balance at the end of the period	$12,954	$12,743

Net recoveries (charge-offs) to average loans	(0.02)%	(0.01)%

Allowance as a percent of total loans	0.77%	0.76%

Allowance as a percent of non-performing loans	203.87%	151.87%

The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all known and inherent losses have been recorded. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multifamily and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical commercial real estate, development and commercial loan tends to be larger than our single family loans and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single family loans. Depending on the type of commercial loan, the collateral may appeal only to a specialized group of people or businesses and, therefore, limit the number of potential buyers of the collateral, or in the case of collateral that is comprised of inventory, the liquidation of the collateral is more uncertain if a problem should arise. See “Non-performing Loans” for factors affecting some particular loans which affected the provisions for the period.

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

Average Balance Sheet and Yield/Rate Analysis

The following table presents certain information regarding Bank Mutual Corporation’s financial condition and net interest income at and for the six months ended June 30, 2003 and 2002. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,754,791	$54,629	6.23%	$1,824,676	$64,605	7.08%
Mortgage-related securities	618,400	14,134	4.57	552,768	16,067	5.81
Investment securities (2)	120,922	2,446	4.05	120,937	2,863	4.73
Interest-earning deposits	30,637	140	0.91	28,876	234	1.62
Federal funds	151,685	923	1.22	154,641	1,336	1.73

Total interest earning assets	2,676,435	72,272	5.40	2,681,898	85,105	6.35
Noninterest-earning assets	172,087			180,550

Total average assets	$2,848,522			$2,862,448

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$238,445	735	0.62	$225,602	1,284	1.14
Money market accounts	360,786	2,615	1.45	345,400	3,465	2.01
Interest-bearing demand accounts	139,083	247	0.36	136,104	441	0.65
Time deposits	1,292,680	23,776	3.68	1,267,957	28,326	4.47

Total deposits	2,030,994	27,373	2.70	1,975,063	33,516	3.39
Advance payments by borrowers for taxes and insurance	12,380	32	0.52	13,476	81	1.20
Borrowings	328,352	9,182	5.59	423,963	11,918	5.62

Total Interest-bearing liabilities	2,371,726	36,587	3.09	2,412,502	45,515	3.77

Noninterest-bearing liabilities:
Noninterest-bearing deposits	109,768			91,433
Other noninterest-bearing liabilities	47,611			48,126

Total noninterest-bearing liabilities	157,379			139,559

Total liabilities	2,529,105			2,552,061
Shareholders’ equity	319,417			310,387

Total average liabilities and equity	$2,848,522			$2,862,448

Net interest income and net interest rate spread (3)		$35,685	2.31%		$39,590	2.58%

Net interest margin (4)			2.67%			2.95%

Average interest-earning assets to average interest-bearing liabilities	1.13x			1.11x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.
(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(4)	Net interest margin is determined by dividing annualized net interest income by total interest-earning assets.

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

	Six Months Ended
	June 30, 2003 Compared to June 30, 2002
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(2,402)	$(7,574)	$(9,976)
Mortgage-related securities	1,761	(3,694)	(1,933)
Investment securities	—	(417)	(417)
Interest-earning deposits	13	(107)	(94)
Federal funds	(26)	(387)	(413)

Total	(654)	(12,179)	(12,833)

Interest-bearing liabilities:
Savings deposits	69	(618)	(549)
Money market deposits	149	(999)	(850)
Interest-bearing demand deposits	10	(204)	(194)
Time deposits	543	(5,093)	(4,550)

Total deposits	771	(6,914)	(6,143)

Advance payments by borrowers for taxes and insurance	(6)	(43)	(49)
Borrowings	(2,673)	(63)	(2,736)

Total	(1,908)	(7,020)	(8,928)

Net change in net interest income	$1,254	$(5,159)	$(3,905)

Comparison of Operating Results for the Three and Six Months Ended June 30, 2003 and 2002

General. Net income was $5.2 million for the second quarter of 2003 as compared to $7.0 million for the second quarter of 2002 and $11.0 million for the six months ended June 30, 2003 as compared to $13.3 million for the six months ended June 30, 2002. The decreases are primarily the result of decreased net interest margin and increased provisions for loan losses partially offset by an increase in the gains on the sales of loans. Decreased net interest margins resulted primarily from the refinancing of relatively higher-yielding loans and market conditions which did not allow us to reduce interest rates on deposits to the degree that interest rates on assets were reduced.

Net Interest Income. Net interest income decreased $2.7 million, or 13.4%, to $17.5 million in the second quarter of 2003 as compared to $20.2 million for the same period in 2002. Net interest income decreased $3.9 million, or 9.9%, to $35.7 million for the first six months of 2003 as compared to $39.6 million for the first six months of 2002. Net interest income decreased for both periods primarily as a result of a decrease in the net interest margin. The net interest margin for the second quarter of 2003 was 2.60% as compared to 3.00% for the same period in 2002 and 2.67% for the six months ended June 30, 2003 as compared to 2.95% for the six months ended June 30, 2002.

Because of the length of time in which interest rates have been declining and the unprecedented levels of refinancing activity we have experienced in the first six months of 2003, the reduction in the net interest margin is somewhat of a different effect than we experienced in 2001 and 2002. The refinancing of loans has reduced yields on loans going forward more quickly than we have been able to reduce the already substantially lowered interest rates on deposits and other interest-bearing liabilities. Further, a significant portion of the proceeds of loan refinancings have been reinvested in relatively lower-yielding investment securities, as we generally sell our 30 year and some of our 20 year and 15 year fixed rate mortgages.

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

Total Interest Income. Total interest income decreased $6.6 million, or 15.6% to $35.6 million in the second quarter of 2003 as compared to $42.1 million for the second quarter of 2002 and a decrease of $12.8 million, or 15.1%, to $72.3 million for the six months ended June 30, 2003 as compared to $85.1 million for the same period in 2002. The decrease in the second quarter and the first six months of 2003 was primarily as a result of a decrease in the yields on the loan and investment portfolios resulting from reduced interest rates, and a decrease in the dollar amount of the loan portfolio.

Interest income on loans decreased $4.8 million, or 15.2%, to $26.9 million in the second quarter of 2003 as compared to $31.8 million for the second quarter of 2002 and a decrease of $10.0 million, or 15.4%, to $54.6 million for the first six months of 2003 as compared to $64.6 million for the same period in 2002. The decreases for both periods were the result of decreased dollar amount of the loan portfolio outstanding and a decreased yield on the loan portfolio. Market interest rates remained at a level at which consumers were attracted to fixed rate mortgage loans. Our new loans, in a large part, were to existing customers who refinanced their existing adjustable rate or fixed rate mortgage loans and consolidated their other debt into new fixed rate mortgage loans at lower interest rates. We also allowed some customers with our adjustable interest rate mortgage loans to reduce their interest rate for a fee, before the expiration of their initial lock-in period or next adjustment date. We sell the majority of our 30 year and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary market. In addition, both adjustable and fixed rate mortgage loan originations were at interest rates that were below the existing yield on the loan portfolio. We retain all of the adjustable interest rate loans in the portfolio.

Interest income on investments decreased $137,000 for the second quarter of 2003 and $417,000 for the first six months of 2003 as compared to the same periods in 2002, respectively. The decreases were primarily as a result of a decrease in the yield earned on the investment securities. As investment securities matured, they were primarily reinvested into mortgage-related securities or reinvested into another investment security. However, these reinvestments into new investment securities were generally at interest rates that were below the existing yield on the portfolio.

Interest income on mortgage-related securities decreased $1.3 million, or 16.6%, in the second quarter of 2003 and decreased $1.9 million, or 12.0%, in the first six months of 2003 as compared to the same periods in 2002, respectively, as a result of the decreased yield on the portfolio. This decrease was partially offset by an increase in the dollar amount of the mortgage-related securities portfolio. As market interest rates moved lower, the underlying mortgage loans with higher interest rates prepaid. These prepayments were re-invested into mortgage-related securities that had lower yields than the existing mortgage-related securities portfolio.

Interest income on interest-earning deposits decreased $260,000 for the three months ended June 30, 2003 and decreased $507,000 for the six months ended June 30, 2003 as a result of a decrease in the average yields earned on interest-earning deposits and a decrease in the average dollar amount in interest-earning deposits. A large portion of interest-earning deposits is federal funds sold which earn overnight market interest rates. As market interest rates decline or increase, interest rates on federal funds sold move in the same direction. The average federal funds outstanding in the first six months of 2003 decreased $3.0 million as compared to the first six months of 2002. This decrease was the result of using federal funds to fund the purchase of mortgage-related securities. We anticipate using federal funds to fund loan originations and to continue to invest in securities (mortgage-related or investment).

Interest Expense. Total interest expense decreased $3.9 million, or 17.6% in the second quarter of 2003, as compared to the second quarter of 2002, and $8.9 million, or 19.6%, in the first six months of 2003 as compared to that period in 2002. These decreases were primarily the result of a decrease in the rates paid on deposits.

Interest expense on deposits decreased $2.5 million in the second quarter of 2003 and $6.1 million for the first six months of 2003 as compared to the same periods in 2002, respectively, as a result of a decrease in the cost of deposits partially offset by growth in deposits. We believe the growth in deposits continued to be a result of uncertainties and weakness in the stock market and world events, which caused many investors to choose relatively safe investments. At the same time, market interest rates were further decreased thereby reducing the cost of new and renewing deposits, although not to the same degree that the rates on interest earning assets decreased. The average cost of deposits for the first six months of 2003 was 2.70% as compared to 3.39% for the period in 2002. If stock market values would rise or world events stabilize, we believe that some of the deposits we recently acquired may be withdrawn to fund customers’ investments in the stock market. In addition, market interest rates may rise, which would increase the cost of our deposits.

Interest expense on borrowings decreased $1.3 million for the three months ended June 30, 2003 and $2.7 million for the six months ended June 30, 2003 primarily as a result of maturing borrowings being paid off. We primarily borrow from the Federal Home Loan Bank (“FHLB”) of Chicago and those borrowings have fixed terms and interest rates.

Provisions for Loan Losses. Provisions for loan losses were $109,000 for the second quarter of 2003 and $367, 000 for the first six months of 2003 as compared to $40,000 for the second quarter of 2002 and $55,000 for the first six months of 2002. The increase for both periods was primarily the result of two loans totaling $3.5 million to one commercial borrower becoming impaired. These commercial loans are to a company that has experienced a sustained reduction in its sales as a result of the slowdown in the national and international economy and consequently has been experiencing an operating loss. This borrower has always been current in its loan payments. However, we have a concern over repayment of the loans if the operating losses continue. The total allowance for loan losses at June 30, 2003 was $13.0 million, or 203.9%, of non-performing loans compared to $12.7 million, or 151.9% of non-performing loans at December 31, 2002. The loan loss allowance to total loans was 0.77% at June 30, 2003 as compared to 0.76% at December 31, 2002.

Noninterest Income. Total noninterest income increased $1.2 million in the second quarter of 2003 and $1.8 million for the first six months of 2003 primarily as a result of increased gains on the sales of loans and service charges on deposits partially offset by decreased brokerage and insurance commissions and decreased loan fees and servicing revenues.

Service charges on deposits increased for the second quarter and the six months ended June 30, 2003 primarily as a result of a pricing increase on our deposit products. The change in our pricing was effective in mid-March of 2003.

Brokerage and insurance commissions decreased $335,000 for the three months ended June 30, 2003 and $471,000 for the six months ended June 30, 2003 primarily as a result of decreased securities and tax deferred annuity sales.

Loan fees and servicing revenues (losses) were significantly impacted in the second quarter and first six months of 2003, by the amortization of mortgage servicing rights. The amortization of mortgage servicing rights in the second quarter of 2003 was $2.2 million and $2.8 million for the six months ended June 30, 2003 as compared to $623,000 in the second quarter of 2002 and $1.4 million for the six months ended June 30, 2002. The increased amortization was the result of prepayments to loans with mortgage servicing rights.

Gains on the sales of loans increased $1.4 million in the second quarter of 2003 as compared to the second quarter of 2002 and $2.2 million for the first six months of 2003 as compared to the same period in 2002 as a result of increased dollar amount of loans sold. We sold $163.3 million of loans in the second quarter of 2003 as compared to $41.0 million in the second quarter of 2002 and $279.3 million in the first six months of 2003 as compared to $105.1 million in the first six months of 2002. “See Comparison of Financial Condition—Loans Receivable.” Gains on the sales of loans are primarily dependent on the dollar amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates remain flat or increase, these gains could be reduced in future periods.

Other noninterest income increased $708,000 in the second quarter of 2003 and $822,000 for the first six months of 2003 primarily as a result of the increase in the fair value of loans held for sale.

Noninterest Expense. Total noninterest expense increased $850,000 in the second quarter of 2003 and $620,000 for the six months ended June 30, 2003 primarily as a result of increased marketing costs associated with the merger of our two subsidiary banks on March 16, 2003 and the resulting name change.

Compensation, payroll taxes and other employee benefit expense decreased $142,000 in the second quarter of 2003 and $377,000 for the six months ended June 30, 2003 primarily as a result of a $125,000 recapture in the second quarter and $275,000 recapture in the first six months of First Northern’s self funded health plan reserves, a decrease in ESOP funding expense and an increase in deferred loan origination costs. As a result of compressed net interest margins, we chose to modify our funding of the ESOP plan.

Occupancy and equipment expense rose $115,000 in the second quarter of 2003 and $188,000 in the first six months of 2003 as a result of our deploying upgraded teller PCs and the purchase of new teller software throughout our bank office network in 2002.

Other expenses increased $877,000 for the second quarter of 2003 and $809,000 for the first six months of 2003 primarily as a result of an increase in marketing and other expenses. Marketing expense increased in the second quarter of 2003 as compared to the same period in 2002, as a result of the combination of the two banking subsidiaries on March 16, 2003.

Income Taxes. The effective tax rate for the second quarter of 2003 was 35.8% as compared to 33.7% for the same period in 2002 and 35.5% for the six months ended June 30, 2003 as compared to 33.9% for the six months ended June 30, 2002.

Bank owned life insurance income is permanently tax deferred if the policy is held to the participant’s death. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.

Future income taxes may be effected by recent developments in the state of Wisconsin . Like many financial institutions located in Wisconsin, Bank Mutual transferred investment securities to subsidiaries in the state of Nevada which now hold and manage those assets. Because the subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions (including rulings for the benefit of Bank Mutual), the Department representatives have recently stated in private conversations to third parties that the Department intends to revoke those rulings, even though there has not been any intervening change in law. The Department has stated that those revocations would be effectively immediately. The Department has also implemented a program for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada, and presumably will seek to impose Wisconsin state income taxes on income from those operations, at least on a going forward basis.

Although there will likely be challenges to the Department’s actions and interpretations, Bank Mutual’s net income would be reduced if the Department succeeds in those actions. For example, if all of our net income from our Nevada operations had been fully subject to Wisconsin income tax in the first six months of 2003 and in fiscal year 2002, that would have decreased our net income in those periods in the ranges of approximately $600,000 to $700,000 and $1.5 million to $1.6 million, respectively. Therefore, if the Department were to succeed in its actions, those changes could have a material adverse effect on our net income. We also may incur costs in the future to address any action taken by the Department.

Impact of Inflation and Changing Prices. The financial statements and accompanying notes of Bank Mutual Corporation have been prepared in accordance with the generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with the subsidiary bank borrowing correspondingly more in periods in which its operations generate less cash. In the event these sources of liquidity would become inadequate, we believe that we could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first six months of 2003, loan prepayments were significant because of the reduced interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. Based upon our historical experience and available sources of liquidity, we anticipate that we will have sufficient funds to meet current funding commitments. See also “Qualitative and Quantitative Disclosures about Market Risk—Gap Analysis” in Item 3 hereof, which is incorporated herein by reference, which discusses maturities.

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

Cash and cash equivalents increased $3.1 million during the first six months of 2003. Investing activities utilized $38.3 million of cash, primarily as a result of the investment securities and mortgage-related securities purchases, partially offset by principal repayments on mortgage-related securities and on investment securities that matured. Cash provided by financing activities of $7.1 million resulted primarily from deposit growth partially offset by a decrease in short-term borrowing and repayments of long-term borrowings. Net cash provided by operating activities of $34.3 million consisted primarily of net income and by an increase in the net change of loans originated for sale.

At June 30, 2003, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At June 30, 2003, the Bank had a total risk-based capital ratio of 16.98% and a leverage ratio of 8.70%. See Notes to Unaudited Consolidated Financial Statements —Note 7—Shareholders’ Equity.

Off-Balance Sheet Obligations

Because Bank Mutual Corporation is in the financial services industry, it regularly commits to lend funds in the ordinary course of its business. Those lending commitments give rise to potential future obligations and potential liquidity needs that are not, and cannot meaningfully be, reflected on Bank Mutual Corporation’s balance sheet. At June 30, 2003, Bank Mutual Corporation had:

•	outstanding loan commitments to borrowers of approximately $70.4 million;
•	unused commercial lines of credit of approximately $11.5 million;
•	unused letters of credit of approximately $15.3 million; and

•	available home equity, overdraft lines of credit and unused credit card lines of credit of approximately $155.8 million.

See Notes to Unaudited Consolidated Financial Statements—Note 8—Financial Instruments with Off-Balance Sheet Risk. Other than a credit enhancement instrument of $4.3 million, there were no outstanding commitments to purchase securities at June 30, 2003. Other than these commitments and future obligations under leases and similar contracts, Bank Mutual Corporation does not engage in off-balance sheet financing or have other off-balance sheet obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Gap Analysis. Repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a financial institution’s interest rate sensitivity “gap.” An asset or liability is said to be “interest rate sensitive” within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

A gap is considered positive when the amount of interest-earning assets maturing or repricing within a specific time period exceeds the amount of interest-bearing liabilities maturing or repricing within that specific time period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing within a specific time period exceeds the amount of interest-earning assets maturing or repricing within the same period. During a period of rising interest rates, a financial institution with a negative gap position would be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution’s net interest income. An institution with a positive gap position would be expected, absent the effect of other factors, to experience the opposite result. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to reduce net interest income.

At June 30, 2003, based on the assumptions below, our interest-bearing assets maturing or repricing within one year exceeded our interest-earning liabilities maturing or repricing within the same period by $506.3 million. This represents a positive cumulative one-year interest rate sensitivity gap of 17.7%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 143.3%. The cumulative gap ratio is significantly affected by $200.0 million of long-term FHLB borrowings which has a quarterly call option. For the June 30, 2003 gap analysis, we have placed the $200 million long-term borrowing in its final maturity period of 2004 as market interest rates are lower than the interest rate on the borrowing. As such, the likelihood of the FHLB calling this borrowing is significantly reduced. This call option is at the FHLB of Chicago’s discretion; however if the borrowings are called, the FHLB of Chicago has given us indications that alternative borrowings would be available. While we have no reason to believe that the FHLB of Chicago would not follow through on its indications, there is no binding commitment and we therefore cannot provide an assurance that these alternatives would be available. A call of these obligations without a replacement would materially adversely affect our liquidity, and we would need to use an alternative source of funds.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

i)	Investment securities—based upon contractual maturities and if applicable, call dates.
ii)	Mortgage-related securities—based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans—based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.
iv)	Deposits—based upon contractual maturities and historical decay rates.
v)	Noninterest bearing demand accounts were added in the analysis at June 30, 2003 as a result of management’s belief that deposit dollars are being placed in this account that will be reinvested in other interest-bearing liabilities when interest rates rise.
vi)	Borrowings—based upon the earlier of call date or final maturity.

	At June 30, 2003
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$96,797	$164,352	$212,402	$74,716	$40,103	$588,370
Adjustable	153,890	233,773	189,043	50,574	489	627,769
Consumer loans	132,202	116,055	127,125	40,063	22,925	438,370
Commercial business loans	20,518	23,827	21,355	6,233	1,412	73,345
Interest-earning deposits	208,076	—	—	—	—	208,076
Investment securities	57,816	6,478	13,240	—	—	77,534
Mortgage-related securities:
Fixed	118,047	270,574	201,705	9,157	1,262	600,745
Adjustable	39,542	—	—	—	—	39,542
Other interest-earning assets	34,335	—	—	—	—	34,335

Total interest-earning assets	861,223	815,059	764,870	180,743	66,191	2,688,086

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	1,720	4,989	12,142	10,619	84,024	113,494

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	3,092	8,970	21,829	19,092	92,152	145,135
Savings accounts	5,998	11,919	29,005	25,368	176,927	249,217
Money market accounts	364,073	—	—	—	—	364,073
Time deposits	364,527	309,954	388,265	225,973	—	1,288,719
Advance payments by borrowers for taxes and insurance	—	21,541	—	—	—	21,541
Borrowings	9,110	64,108	221,035	7,064	15,637	316,954

Total interest-bearing and noninterest-bearing liabilities	748,520	421,481	672,276	288,116	368,740	2,499,133

Interest rate sensitivity gap	$112,703	$393,578	$92,594	$(107,373)	$(302,549)	$188,953

Cumulative interest rate sensitivity gap	$112,703	$506,281	$598,875	$491,502	$188,953

Cumulative interest rate sensitivity gap as a percentage of total assets	3.93%	17.66%	20.89%	17.15%	6.59%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	115.06%	143.27%	132.51%	123.07%	107.56%

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2003. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

	Present Value of Equity			Present Value of Equity as a Percent of Present Value of Assets
Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
+300	$382,158	$(19,145)	(4.8)%	13.36%	(1.7)%
+200	393,620	(7,683)	(1.9)	13.60	0.1
+100	400,321	(981)	(0.2)	13.68	0.7
0	401,303	0	0.0	13.59	0.0
-100	384,819	(16,483)	(4.1)	12.93	(4.9)
-200	344,014	(57,288)	(14.3)	11.55	(15.0)
-300	313,750	(87,553)	(21.8)	10.54	(22.4)

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

Disclosure Controls and Procedures: Bank Mutual Corporation’s management, with the participation of Bank Mutual Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Bank Mutual Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Bank Mutual Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Bank Mutual Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Bank Mutual Corporation in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting: There have not been any changes in the Bank Mutual Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Bank Mutual Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

(b)	Reports on Form 8-K: In the quarter ended June 30, 2003, the Registrant filed a Form 8-K dated April 21, 2003 which disclosed Bank Mutual Corporation’s earnings release for the quarter ended March 31, 2003, another Form 8-K dated April 21, 2003 disclosed the announcement of the plan for the full conversion of Bank Mutual Corporation, and a Form 8-K dated June 6, 2003 relating to the retirement of Michael D. Meeuwsen. In addition, another subsequent Form 8-K dated July 17, 2003 disclosed Bank Mutual Corporation’s earnings release for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)

Date:	August 11, 2003
/s/Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date:	August 11, 2003
/s/Rick B. Colberg
Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended June 30, 2003

Exhibit No.	Description	Filed Herewith

10.1	Agency Agreement dated July 31, 2003 among Ryan Beck & Co. Inc., Bank Mutual Bancorp, MHC, Bank Mutual Corporation and Bank Mutual	X

31.1	302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation	X

31.2	302 Certification signed by the Chief Financial Officer of Bank Mutual Corporation	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation	X