Form 10-Q
period 2003-09-30
BANK MUTUAL CORP
filed 2003-11-14
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin*	39-2004336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

*	successor to a United States corporation

4949 West Brown Deer Road

Milwaukee, WI 53223

(414) 354-1500

(Address, including Zip Code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 78,707,669 shares, at October 31, 2003.

BANK MUTUAL CORPORATION

10-Q INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30 2003	December 31 2002
	(In thousands)
Assets
Cash and due from banks	$28,819	$40,297
Federal funds sold	110,000	165,000
Interest-earning deposits	74,546	36,462

Cash and cash equivalents	213,365	241,759
Securities available-for-sale, at fair value:
Investment securities	70,947	73,226
Mortgage-related securities	638,346	618,123
Loans held for sale	8,022	46,971
Loans receivable, net	1,678,396	1,685,662
Goodwill	52,570	52,570
Other intangible assets	5,238	5,734
Mortgage servicing rights	4,777	3,060
Other assets	118,842	116,223

	$2,790,503	$2,843,328

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$2,096,976	$2,126,655
Borrowings	307,871	354,978
Advance payments by borrowers for taxes and insurance	29,923	3,060
Other liabilities	30,810	35,560

	2,465,580	2,520,253
Guarantees and Commitments (Note 8 and 12)
Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 10,000,000 shares in 2003 and 2002 Issued and outstanding – none in 2003 and 2002	—	—
Common stock – $.01 par value:
Authorized – 100,000,000 shares in 2003 and 2002 Issued – 22,341,665 shares in 2003 and 2002 Outstanding – 21,454,875 shares in 2003; 21,752,971 in 2002	223	223
Additional paid-in capital	109,777	109,074
Retained earnings	238,812	224,932
Unearned ESOP shares	(5,757)	(6,647)
Accumulated other comprehensive income	3,235	10,487
Unearned deferred compensation	(2,226)	(3,133)
Treasury stock – 886,790 in 2003; 588,694 in 2002	(19,141)	(11,861)

	324,923	323,075

	$2,790,503	$2,843,328

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Interest income:
Loans	$25,494	$30,529
Investment securities	1,125	1,381
Mortgage-related securities	6,418	8,504
Interest-earning deposits	765	831

Total interest income	33,802	41,245

Interest expense:
Deposits	12,484	16,070
Borrowings	4,462	5,807
Advance payments by borrowers for taxes and insurance	29	87

Total interest expense	16,975	21,964

Net interest income	16,827	19,281
Provision for loan losses	—	940

Net interest income after provision for loan losses	16,827	18,341

Noninterest income:
Service charges on deposits	1,259	1,235
Brokerage and insurance commissions	547	741
Loan related fees and servicing revenue	1,001	—
Gain on sales of loans	2,761	1,018
Other	598	965

Total noninterest income	6,166	3,959

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	8,143	7,512
Occupancy and equipment	2,757	2,621
Amortization of other intangible assets	165	165
Other	3,015	2,700

Total noninterest expenses	14,080	12,998

Income before income taxes	8,913	9,302
Income taxes	2,912	2,938

Net income	$6,001	$6,364

Per share data:
Earnings per share – basic	$0.29	$0.30

Earnings per share – diluted	$0.28	$0.30

Cash dividends paid	$0.11	$0.09

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Interest income:
Loans	$80,123	$95,134
Investment securities	3,571	4,244
Mortgage-related securities	20,552	24,571
Interest-earning deposits	1,828	2,401

Total interest income	106,074	126,350

Interest expense:
Deposits	39,857	49,586
Borrowings	13,644	17,725
Advance payments by borrowers for taxes and insurance	61	168

Total interest expense	53,562	67,479

Net interest income	52,512	58,871
Provision for loan losses	367	995

Net interest income after provision for loan losses	52,145	57,876

Noninterest income:
Service charges on deposits	3,557	3,405
Brokerage and insurance commissions	1,822	2,487
Loan related fees and servicing revenue	248	175
Gain on sale of investments	121	—
Gain on sales of loans	6,467	2,554
Other	3,493	3,038

Total noninterest income	15,708	11,659

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	23,674	23,420
Occupancy and equipment	8,168	7,844
Amortization of other intangible assets	496	496
Other	9,483	8,359

Total noninterest expenses	41,821	40,119

Income before income taxes	26,032	29,416
Income taxes	8,982	9,750

Net income	$17,050	$19,666

Per share data:
Earnings per share – basic	$0.82	$0.93

Earnings per share – diluted	$0.80	$0.91

Cash dividends paid	$0.31	$0.25

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Treasury Stock	Total
	(In thousands)
For the Nine Months Ended September 30, 2003
Balance at January 1, 2003	$223	$109,074	$224,932	$(6,647)	$10,487	$(3,133)	$(11,861)	$323,075
Comprehensive income	:
Net income	—	—	17,050	—	—	—	—	17,050
Other comprehensive income
Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $4,021	—	—	—	—	(7,252)	—	—	(7,252)

Total comprehensive income	—	—	—	—	—	—	—	9,798
Purchase of treasury stock	—	—	—	—	—	—	(8,011)	(8,011)
Committed ESOP shares	—	1,161	—	890	—	—	—	2,051
Exercise of stock options	—	(458)	—	—	—	—	1,192	734
Amortization of deferred compensation	—	—	—	—	—	907	(461)	446
Cash dividends ($0.31 per share)	—	—	(3,170)	—	—	—	—	(3,170)

Balance at September 30, 2003	$223	$109,777	$238,812	$(5,757)	$3,235	$(2,226)	$(19,141)	$324,923

For the Nine Months Ended September 30, 2002
Balance at January 1, 2002	$223	$108,043	$201,777	$(7,850)	$6,018	$(4,047)	$(66)	$304,098
Comprehensive income	:
Net income	—	—	19,666	—	—	—	—	19,666
Other comprehensive income
Change in net unrealized gain on securities available-for-sale, net of Deferred income tax liability of $3,426	—	—	—	—	4,984	—	—	4,984

Total comprehensive income	—	—	—	—	—	—	—	26,650
Purchase of treasury stock	—	—	—	—	—	—	(9,620)	(9,620)
Committed ESOP shares	—	755	—	889	—	—	—	1,644
Exercise of stock options	—	(152)	—	—	—	—	564	412
Amortization of deferred compensation	—	—	—	—	—	665		665
Cash dividends ($0.25 per share)	—	—	(2,747)	—	—	—	—	(2,747)

Balance at September 30, 2002	$223	$108,646	$218,696	$(6,961)	$11,002	$(3,382)	$(9,122)	$319,102

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Operating activities:
Net income	$17,050	$19,666
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	367	995
Provision for depreciation	2,142	2,100
Amortization of intangibles	496	497
Net change in mortgage servicing rights	(1,717)	717
Amortization of cost of stock benefit plans	2,497	2,310
Net premium (discount) amortization on securities	1,830	(82)
Net gain on sale of available-for-sale securities	(121)	—
Net change in loans originated for sale	41,710	(36,822)
Gains on sales of loans	(2,761)	(2,554)
Gain on sale of real estate owned	(47)	(175)
Increase (decrease) in other liabilities	(232)	312
Increase in other assets	(1,302)	(2,476)
Decrease in accrued interest receivable	1,895	1,446

Net cash provided (used) by operating activities	61,807	(14,066)

Investing activities:
Net purchases of investments in mutual funds	(10,675)	(808)
Proceeds from maturities of investment securities	111,572	23,819
Purchases of investment securities	(107,602)	(11,386)
Purchases of mortgage-related securities	(436,209)	(246,528)
Principal repayments on mortgage-related securities	403,911	156,103
Proceeds from sale of investment securities	8,076	—
Net decrease in loans receivable	6,022	109,161
Proceeds from sale of foreclosed properties	690	688
Net increase in Federal Home Loan Bank stock	(2,002)	(1,264)
Net purchases of premises and equipment	(3,118)	(2,557)

Net cash provided (used) by investing activities	(29,335)	27,228

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Financing activities:
Net increase (decrease) in deposits	$(30,175)	$30,633
Net decrease in short-term borrowings	(22,679)	(3,088)
Proceeds from long-term borrowings	4,350	3,740
Repayments on long-term borrowings	(28,778)	(47,510)
Net increase in advance payments by borrowers for taxes and insurance	26,863	30,420
Proceeds from exercise of stock options	734	412
Cash dividends	(3,170)	(2,747)
Purchase of treasury stock	(8,011)	(9,620)

Net cash provided (used) by financing activities	(60,866)	2,240

Increase (decrease) in cash and cash equivalents	(28,394)	15,402
Cash and cash equivalents at beginning of period	241,759	251,912

Cash and cash equivalents at end of period	$213,365	$267,314

Supplemental information:
Interest paid on deposits	$39,361	$48,709
Income taxes paid	10,274	10,247
Loans transferred to foreclosed properties and repossessed assets	861	998

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Bank Mutual Corporation and its wholly-owned subsidiary Bank Mutual (the “Bank”) and the Bank’s subsidiaries.

At September 30, 2003, Bank Mutual Corporation was a United States corporation chartered by the Office of Thrift Supervision. It was chartered on November 1, 2000, to become the mid-tier holding company in the regulatory restructuring of the Bank, then named “Mutual Savings Bank” into mutual holding company form. On that day, Bank Mutual Corporation also acquired First Northern Capital Corporation and its subsidiary First Northern Savings Bank. See “Note 13-Recent Developments” regarding the conversion of Bank Mutual Corporation to a fully shareholder-owned corporation.

Until March 16, 2003, Bank Mutual Corporation operated with two savings bank subsidiaries. On that day, First Northern Savings Bank merged into the Bank, creating a single bank subsidiary.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual Corporation, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual Corporation and subsidiaries at September 30, 2003 and December 31, 2002, the results of their income for the three and nine months ended September 30, 2003 and 2002, the changes in shareholders’ equity for the nine months ended September 30, 2003 and 2002, and their cash flows for the nine months ended September 30, 2003 and 2002. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual Corporation’s 2002 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 2 - Securities Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2003:
Investment securities:
U.S. government and federal agency obligations	$24,205	$494	$—	$24,699
Corporate issue obligations	500	2	—	502
Mutual funds	44,824	22	(357)	44,489
Federal Home Loan Mortgage Corporation stock	1,440	—	(183)	1,257

Total investment securities	70,969	518	(540)	70,947
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	291,908	3,048	(1,878)	293,078
Federal National Mortgage Association	309,615	5,257	(1,770)	313,102
Private Placement CMOs	755	6	—	761
Government National Mortgage Association	31,057	507	(159)	31,405

Total mortgage-related securities	633,335	8,818	(3,807)	638,346

Total	$704,304	$9,336	$(4,347)	$709,293

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2002:
Investment securities:
U.S. government and federal agency obligations	$26,955	$1,257	$—	$28,212
Corporate issue obligations	9,586	59	(82)	9,563
Mutual funds	34,148	26	(140)	34,034
Federal Home Loan Mortgage Corporation stock	1,440	—	(23)	1,417

Total investment securities	72,129	1,342	(245)	73,226
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	284,647	3,610	(144)	288,113
Federal National Mortgage Association	285,817	10,856	(69)	296,604
Private Placement CMOs	8,208	198	—	8,406
Government National Mortgage Association	24,286	714	—	25,000

Total mortgage-related securities	602,958	15,378	(213)	618,123

Total	$675,087	$16,720	$(458)	$691,349

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2003, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$13,213	$13,364
Due after one year through five years	11,492	11,837
Due after five years through ten years	—	—
Mutual funds	44,824	44,489
Federal Home Loan Mortgage Corporation stock	1,440	1,257
Mortgage-related securities	633,335	638,346

	$704,304	$709,293

Note 3 - Loans Receivable

Loans receivable consist of the following:

	September 30 2003	December 31 2002
Mortgage loans:
One-to-four family	$754,808	$827,648
Multifamily	122,718	112,189
Commercial real estate	222,318	186,960
Construction and development	109,146	127,174

Total mortgage loans	1,208,990	1,253,971
Consumer loans:
Fixed rate home equity	252,732	234,049
Home equity lines of credit	76,002	77,697
Student	21,691	22,636
Home improvement	10,054	6,993
Automobile	65,781	68,140
Other	19,583	22,434

Total consumer loans	445,843	431,949
Total commercial business loans	77,879	61,060

Total loans receivable	1,732,712	1,746,980
Less:
Undisbursed loan proceeds	39,718	46,048
Allowance for loan losses	12,893	12,743
Unearned loan fees and discounts	1,705	2,527

Total loans receivable, net	$1,678,396	$1,685,662

Bank Mutual Corporation’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual Corporation’s local lending areas in Wisconsin and Minnesota.

Note 4 - Other Assets

Other Assets are summarized as follows:

	September 30 2003	December 31 2002
Accrued interest:
Mortgage-related securities	$6,837	$2,481
Investment securities	1,693	1,516
Loans receivable	971	7,399

Total accrued interest	9,501	11,396
Foreclosed properties and repossessed assets	421	750
Premises and equipment	45,010	44,034
Federal Home Loan Bank stock, at cost	34,887	32,885
Bank owned life insurance	18,002	17,141
Other	11,021	10,017

	$118,842	$116,223

Note 5 - Deposits

Deposits are summarized as follows:

	September 30 2003	December 31 2002
Checking accounts:
Noninterest-bearing	$105,688	$98,941
Interest-bearing	143,381	149,008

	249,069	247,949
Money market accounts	356,656	351,433
Savings accounts	259,288	230,170
Certificate accounts:
Due within one year	558,587	681,339
After one but within two years	286,441	185,125
After two but within three years	156,236	216,002
After three but within four years	172,103	58,768
After four but within five years	58,596	155,869
After five years	—	—

	1,231,963	1,297,103

	$2,096,976	$2,126,655

Note 6 - Borrowings

Borrowings consist of the following:

	September 30 2003		December 31 2002
	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Federal Home Loan Bank advances maturing:
2003	$32,123	5.54%	$60,888	5.50%
2004	231,773	5.61	231,765	5.61
2005	17,994	5.20	17,990	5.21
2006	7,948	4.85	7,946	4.86
2007	—	—	—	—
Thereafter	18,033	5.44	13,710	5.65
Other borrowings	—	—	22,679	0.99

	$307,871		$354,978

The majority of advances that mature in the year 2004 are callable at any time at the option of the FHLB.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these advances are collateralized by FHLB stock of $34,887 and $32,885 at September 30, 2003 and December 31, 2002, respectively.

The Bank had been a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, had accepted TT&L deposits. The Bank had been allowed to hold these deposits on behalf of the FRB until they were called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount held were pledged as a condition of holding TT&L deposits. As a result of the merger on March 16, 2003, the Bank is applying to the FRB to continue to be an approved depository.

Note 7 - Shareholders’ Equity

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. OTS can initiate certain mandatory, and possible additional discretionary actions , which, if undertaken, could have a direct material effect on Bank Mutual Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the OTS about components, risk weightings and other factors.

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of September 30, 2003, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of September 30, 2003:
Total risk-based capital (to risk-weighted assets)	$257,533	17.48%	$117,880	8.00%	$147,350	10.00%
Tier I capital (to risk-weighted assets)	246,316	16.72	58,940	4.00	88,410	6.00
Tier I capital (to average assets)	246,316	9.04	108,985	4.00	136,231	5.00

Bank Mutual Corporation is not aware of any conditions or events which would change the Bank’s status as well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk- Based Capital	Tier I (Core) Capital
As of September 30, 2003:
Equity per Bank records	$307,604	$307,604
Unrealized gains on investments	(3,235)	(3,235)
Goodwill and deposit base intangibles, net of deferred taxes	(55,713)	(55,713)
Investment in “nonincludable” subsidiaries	(2,053)	(2,053)
Disallowed servicing assets	(287)	(287)
Equity investments required to be deducted	(1,676)	—
Allowance for loan losses	12,893	—

Regulatory capital	$257,533	$246,316

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options and restricted stock (Management Recognition Plan (“MRP”)) awards. Because of OTS regulatory requirements resulting from the mutual holding company structure, Bank Mutual Corporation, could not initially issue new shares for MRP awards under the Stock Incentive Plan. Therefore, the 1.45 million shares that have been or could be granted under the Stock Incentive Plan must be purchased in the open market. Bank Mutual Corporation had repurchased 1,298,000 shares through September 30, 2003. Additional purchases were not made pending the full conversion and the end of issuance restrictions due to the elimination of the mutual holding company structure. Because of the options’ vesting schedules for the options granted under the Stock Incentive Plan, Bank Mutual Corporation will not be required to repurchase in the near future all of the shares which the Stock Incentive Plan will ultimately require.

Since the inception of the Stock Incentive Plan, 330,000 treasury shares were reissued (of which 34,000 shares were subsequently forfeited through September 30, 2003) to recipients of the MRP awards thereby creating unearned deferred compensation. The unearned deferred compensation is an adjustment to shareholders’ equity and will be adjusted as the MRP shares are vested.

Note 8 – Financial Instruments with Off-Balance Sheet Risk

Off-Balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at September 30, 2003 and December 31, 2002 are as follows:

	September 30 2003	December 31 2002
Unused consumer lines of credit	$154,586	$145,306
Unused commercial lines of credit	14,130	29,106
Commitments to extend credit:
Fixed rate	43,310	40,920
Adjustable rate	53,406	8,055
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance program	4	34

Forward commitments to sell mortgage loans of $14.0 million at September 30, 2003, represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $73.8 million of forward commitments at December 31, 2002.

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Basic Earnings Per Share
Net Income	$6,001	$6,364	$17,050	$19,666

Weighted average shares outstanding	20,677,106	20,871,857	20,680,409	21,095,982
Allocated ESOP shares for period	22,297	22,297	66,891	66,891
Vested MRP shares for period	14,599	16,341	46,984	49,239

	20,714,002	20,910,495	20,794,284	21,212,112

Basic earnings per share	$0.29	$0.30	$0.82	$0.93

Diluted Earnings Per Share
Net Income	$6,001	$6,364	$17,050	$19,666

Weighted average shares outstanding used in basic earnings per share	20,714,002	20,910,495	20,794,284	21,212,112
Net dilutive effect of:
Stock option shares	548,265	369,537	501,488	329,761
Unvested MRP shares	96,092	80,383	97,120	69,198

	21,358,359	21,360,415	21,392,892	21,611,071

Diluted earnings per share	$0.28	$0.30	$0.80	$0.91

See “Note 13 – Recent Developments” regarding Bank Mutual Corporation’s recent full conversion transaction which included the cancellation of shares held by the Mutual Holding Company, the conversion of other outstanding shares into 3.6686 new shares, and the sale of additional shares.

Note 10 - Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” – an amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9. Under SFAS No. 72, an unidentifiable intangible asset was required to be recognized for the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired. The unidentifiable intangible asset was then required to be amortized over a period no greater than the estimated remaining life of the long-term interest bearing assets acquired. Acquisitions within the scope of SFAS No. 147 will no longer result in the recognition of SFAS No. 72 unidentifiable intangible asset. Therefore, any excess of the fair value of liabilities in excess of the fair value of assets acquired in a business combination should be recognized as goodwill in accordance with SFAS No. 141 and subsequently accounted for in accordance with SFAS No. 142. The adoption of SFAS No. 147 will not have a material impact on Bank Mutual Corporation.

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

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 1,114,849 shares and restricted stock (“MRP”) awards up to 334,454 shares. Of these, 330,000 MRP shares were granted during the year ended December 31, 2001 to employees in management positions of which 34,000 shares were subsequently forfeited. No MRP shares were granted during the year ended December 31, 2002 or in the first nine months of 2003. The outstanding MRP grants had a fair value of $8.0 million at September 30, 2003. The grants under the MRP are being amortized to compensation expense as Bank Mutual Corporation’s employees become vested in the awarded shares.

The amount of MRP awards amortized to expense was $71,000 for the third quarter of 2003 and $222,000 for the same period in 2002 and $482,000 for the nine months ended September 30, 2003 and $665,000 for the same period in 2002. The remaining unamortized cost of the MRP is unearned deferred compensation and is reflected as a reduction of shareholders’ equity.

Options to purchase 1,104,000 shares were granted on May 8, 2001 at an exercise price of $11.76. Options for 918,094 shares remain outstanding at September 30, 2003, of which options for 337,294 shares were vested. In addition, options for 121,506 shares were exercised and options for 64,400 shares have been forfeited.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Nine Months Ended September 30
	2003	2002
Risk-free interest rate	5.30%	5.30%
Dividend yield	2.00%	2.00%
Expected stock volatility	26.30%	26.30%
Expected years until exercise	6.25	7.25

The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Bank Mutual Corporation’s stock options have characteristics significantly different from traded options and inasmuch, changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

Bank Mutual Corporation accounts for the stock options in accordance with APB Opinion 25, as allowed under SAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. Pursuant to SAS No. 123 disclosure requirements as amended by SAS No. 148, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2003	2002	2003	2002
Net income:
As reported	$6,001	$6,364	$17,050	$19,666
Pro forma	$5,821	$6,184	$16,511	$19,127
Basic earnings per share:
As reported	$0.29	$0.30	$0.82	$0.93
Pro forma	$0.28	$0.30	$0.79	$0.90
Diluted earnings per share:
As reported	$0.28	$0.30	$0.80	$0.91
Pro forma	$0.27	$0.29	$0.77	$0.89

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Note 11 - Amortizing Intangible Assets

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at September 30, 2003 and December 31, 2002 are presented in the following table.

	September 30 2003	December 31 2002
Mortgage servicing rights at beginning of year	$6,149	$4,738
Capitalized servicing rights	4,221	3,251
Amortization of servicing rights	(5,593)	(1,840)

Mortgage servicing rights at end of period	4,777	6,149
Valuation allowance	—	(3,089)

Balance	$4,777	$3,060

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at September 30, 2003 are presented in the following table.

Intangible Assets	Intangible Asset Amount Net of Accumulated Amortization	Valuation Allowance	Carrying Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,777	—	4,777
Deposit base intangibles	5,238	—	5,238

Total	$62,585	$—	$62,585

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage Servicing Rights	Deposit Base Intangibles	Total
	(In thousands)
Nine months ended September 30, 2003 (actual)	$5,593	$496	$4,717

Three months ending December 31, 2003 (estimate)	484	165	649

Estimate for year ending December 31,
2004	1,490	661	2,151
2005	1,174	661	1,835
2006	866	661	1,527
2007	561	661	1,222
2008	202	618	820
Thereafter	—	1,811	1,811

	$4,777	$5,238	$10,015

Note 12 - Guarantees

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

At September 30, 2003 and December 31, 2002, United States Treasury bills with outstanding principal balances aggregating approximately $4.9 million were held by the trustee as collateral for these bonds which had an outstanding principal balance of $4,305 at September 30, 2003 and at December 31, 2002. The third-party borrower is current on all scheduled payments due under the bond issue, which has a scheduled maturity of December 15, 2009.

Note 13 – Recent Developments

On October 29, 2003, Bank Mutual Corporation and Bank Mutual Bancorp, MHC (the “MHC”) completed the conversion and restructuring to a fully shareholder-owned organization. In the transaction, all Bank Mutual Corporation shares held by the MHC were cancelled; all other outstanding shares of Bank Mutual Corporation were converted into 3.6686 shares of a new Wisconsin chartered Bank Mutual Corporation and the new Bank Mutual Corporation also simultaneously sold 41,063,625 new shares in a subscription offering at $10.00 per share. The total number of shares issued and exchanged in the offering is approximately 78,709,701 shares.

Unless otherwise indicated, all shares and per share numbers in these financial statements are based on the “old” shares outstanding prior to the conversion.

Operating results beginning in the fourth quarter of 2003 will be significantly impacted by the effect of the approximately $404.6 million in proceeds received from the offering of additional shares and the subsequent investment of the proceeds.

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

Overview

From November 1, 2000 until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the regulatory restructuring of the Bank, then known as “Mutual Savings Bank,” into mutual holding company form. Until October 29, 2003, Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which the Bank’s depositors held all of the voting and membership rights, owned 11,193,174 shares, or 52.2% of Bank Mutual Corporation’s outstanding common stock.

On November 1, 2000, Bank Mutual Corporation also acquired First Northern Capital Corp., the parent of First Northern Savings Bank. On March 16, 2003, the Bank and First Northern Savings Bank combined to form a single OTS chartered savings bank subsidiary of Bank Mutual Corporation called “Bank Mutual.”

Recent Conversion

On October 29, 2003, Bank Mutual Corporation completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered Bank Mutual

Corporation and, in effect, sold the MHC’s interest in Bank Mutual Corporation to the public. Existing Bank Mutual Corporation shareholders exchanged their shares for the new Bank Mutual Corporation shares. See Notes to Unaudited Consolidated Financial Statements, “Note 13-Recent Developments.” The total number of shares issued and exchanged in the offering is approximately 78,709,701 shares. Unless otherwise indicated, all shares and per share numbers in these financial statements are “old” shares prior to the conversion.

Significant Accounting Policies

There are a number of accounting policies that we established which require us to use our judgment. Some of the more significant policies are as follows:

•	Establishing the amount of the allowance for loan losses requires the use of our judgment. We evaluate our assets at least quarterly, and review their risk components as a part of that evaluation. If we misjudge a major component and experience a loss, it will likely affect our earnings. In addition, by the very nature of the determination of the allowance, developments as to particular loans can affect quarter-to-quarter provision amounts. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

•	Another valuation that requires our judgment relates to mortgage servicing rights. Essentially, mortgage servicing rights are established on residential mortgage loans that we originate and sell. We allocate a portion of a loan’s book basis to mortgage servicing rights we retain when a loan is sold, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized against servicing revenue. Net servicing revenues are expected to exceed this amortization expense. However, if our actual prepayment experience exceeds what we originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. This impairment would be recorded as a charge to earnings in the period in which it became impaired.

•	We also use our judgment in the valuation of other intangible assets such as core deposit base intangibles. Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest expense to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate that the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

•	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of net tangible assets acquired. We analyze the prices paid for those acquisitions and compare those to a number of current indices. In particular, we look at the price paid as a percent of assets; price paid to deposits; premium paid to core deposits; and other indicators. If the current indices would indicate that the existing goodwill is more than the goodwill that would be developed by doing the same transaction today, impairment would occur and as such, would be charged to current earnings in the period in which it became impaired.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total Assets. Bank Mutual Corporation’s total assets decreased $52.8 million in the first nine months of 2003 primarily as a result of the decrease in federal funds sold which were used to fund the decrease in deposits and borrowings. Total assets at September 30, 2003 were $2.79 billion as compared to $2.84 billion at December 31, 2002.

Cash and Cash Equivalents. Cash and cash equivalents decreased $28.4 million in the first nine months of 2003 primarily as a result of the decrease in deposits and the reduction in borrowings. The cash was primarily invested in overnight funds.

Securities Available-for-Sale. Investment securities available-for-sale decreased $2.3 million in the first nine months of 2003 as a result of maturities and the investment of those dollars into mortgage-related securities and investments.

Mortgage-related securities available-for-sale increased $20.2 million primarily as a result of the cash generated by loan sales being invested in mortgage-related securities.

At September 30, 2003, we had $761,000 million of privately issued CMOs in our investment portfolio. Privately issued CMOs have more credit risk than government agency issued CMOs and, therefore, have a higher risk of loss. If a loss would occur, the loss would be charged to earnings in the period in which it was incurred.

Loans Held for Sale. Loans held for sale at September 30, 2003 as compared to December 31, 2002 decreased $38.9 million as a result of fixed rate mortgage loan sales exceeding the originations of fixed rate mortgage loans. Currently, we sell all of our 30 year fixed rate mortgage loan originations and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary mortgage market.

Loans Receivable. Loans receivable decreased $7.3 million in the first nine months of 2003 primarily as a result of the refinancing of existing mortgage loans in our portfolio to fixed rate mortgage loans and the subsequent sale of some of these fixed rate mortgage loans.

The mortgage loan portfolio decreased $45.0 million in the first nine months of 2003 primarily as a result of consumers continuing to refinance their existing adjustable and fixed rate mortgage loans to new, lower fixed rate mortgage loans. Market interest rates for fixed rate mortgages continued to be attractive in the first nine months of 2003 however, at the end of the third quarter of 2003 market interest rates began to increase which is resulting in a slowing down of the refinancing activity. We retain all adjustable rate mortgage loans in our portfolio and sell the 30 year and some of the 20 and 15 year fixed rate mortgage loans in the secondary market. We sold $153.4 million of fixed rate mortgage loans in the third quarter of 2003 as compared to $77.8 million in the third quarter of 2002 and $432.7 million in the first nine months of 2003 as compared to $182.8 million for the same period in 2002.

The consumer loan portfolio increase of $13.9 million in the first nine months of 2003 was primarily the result of growth in the fixed rate home equity loan portfolio partially offset by the reduction in the automobile loan portfolio. We continue to emphasize and market 10 year fixed rate mortgage loans.

As car manufacturers continued to provide and promote “0%” or reduced interest rate financing on their cars, our automobile loan originations remained fairly low. This reduced level of automobile loan originations as well as continued repayments and prepayments of existing automobile loans resulted in the automobile portfolio decreasing $2.4 million in the first nine months of 2003.

The commercial business loan portfolio increased $16.8 million during the nine months ended September 30, 2003. This increase was the result of increased commercial business loan originations and the use of existing lines of credit by commercial borrowers.

LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Originations:
Mortgage loans	$280,106	$213,320	$765,247	$464,014
Consumer loans	91,021	78,839	240,916	197,465
Commercial business loans	17,183	1,452	46,660	19,760

Total loan originations	388,310	293,611	1,052,823	681,239
Purchases:
Mortgage loans	—	—	169	3,793

Total loans purchased	—	—	169	3,793

Total loans originated and purchased	$388,310	$293,611	$1,052,992	$685,032

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans.

Deposits. Deposits decreased $29.7 million in the first nine months of 2003. We continue to emphasize and market checking accounts, as we believe this is a core customer account which helps to promote further business with them. We believe the stock market decline of 2001 and 2002, coupled with world events throughout this period, made some consumers re-evaluate their investment objectives and, hence, their investment portfolios. As a result of this re-evaluation, more investors included a greater percentage of insured deposits within their investment mix. As the performance of the stock market has recently improved, those trends may begin to reverse. We also believe that deposit growth (or shrinkage) in the balance of 2003 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

Borrowings. Borrowings decreased $47.1 million in the first nine months of 2003, to $307.9 million at September 30, 2003, as compared to $355.0 million at December 31, 2002. This decrease is the result of using proceeds of loan sales to repay maturing borrowings. We anticipate that we will continue to pay off borrowings in 2003 as a result of our cash position, although our ability to make those payments will depend upon our actual future results and our future cash needs.

Most of our borrowings are from the Federal Home Loan Bank of Chicago. Of these amounts, approximately $200.0 million are callable by the FHLB. We reflect them in our financial statements as due in 2004, which is their stated maturity date.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance (“escrows”) increased $26.9 million in the first nine months of 2003. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. We will begin to pay real estate taxes for customers in December of 2003.

Shareholders’ Equity. Shareholders’ equity increased $1.8 million in the first nine months of 2003, primarily as a result of our net income offset by cash dividends paid, shares repurchased during the period and a decrease in other comprehensive income. Bank Mutual paid a cash dividend of $0.11 per share on September 3, 2003, to shareholders of record on August 20, 2003. The first nine month’s dividend payout ratio was 18.6% since Bank Mutual Bancorp, MHC elected to waive cash dividends in 2003 for the 11,193,174 Bank Mutual Corporation’s shares that it owned. However, since the conversion to a fully shareholder-owned company was completed on October 29, 2003, this ratio will be much higher as a future cash dividend will now be paid on all the shares outstanding and the aggregate amount paid out will increase as a result of the sale of additional shares. In addition, Bank Mutual Corporation at September 30, 2003, had repurchased a total of 1,298,000 shares at an average cost of $19.53 per share, including 342,000 shares in the first nine months of 2003 at a weighted average price of $23.43 per shares. Of the total shares repurchased, 330,000 shares have been granted as awards to MRP recipients (of which 34,000 MRP shares were forfeited). Unvested MRP shares are a decrease to shareholders’ equity. See Notes to Unaudited Consolidated Financial Statements – Note 7. Shareholders’ Equity.

The $3.2 million of accumulated other comprehensive income, which is a part of shareholders’ equity, consists of the market value of securities available-for-sale over their cost basis, net of deferred income taxes. Accumulated other comprehensive income decreased $7.3 million in the first nine months of 2003, primarily as a result of higher interest mortgage-related securities being repaid and reinvestment of the proceeds into mortgage-related securities at current market values.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

NON-PERFORMING LOANS AND ASSETS

	At September 30, 2003	At December 31, 2002
	(Dollars in thousands)
Non-accrual mortgage loans	$2,032	$1,399
Non-accrual consumer loans	711	527
Non-accrual commercial business loans	3,539	5,357
Accruing loans delinquent 90 days or more	554	1,108

Total non-performing loans	6,836	8,391

Foreclosed properties and repossessed assets, net	421	750

Total non-performing assets	$7,257	$9,141

Non-performing loans to total loans	0.41%	0.50%

Non-performing assets to total assets	0.26%	0.32%

Additional interest income that would have been recognized if non-accrual loans had been current	$316	$375

Allowance for loan losses as a percent of non-performing assets	177.66%	139.40%

Total non-performing loans decreased as of September 30, 2003, as compared to December 31, 2002, primarily as a result of a decrease in non-accrual commercial business loans. The increase in non-performing consumer and mortgage loans is a result of the general decline in economic conditions. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards.

In view of the continuing weakness in the economy, we have been increasing the amount of management time to monitor the commercial loan portfolio since that is an area particularly sensitive to economic downturns. In particular, two loans totaling $3.5 million to one commercial borrower became impaired in the first quarter of 2003 and continued to be impaired throughout the third quarter of 2003. These commercial loans are to a company that has experienced a sustained reduction in its sales as a result of the slowdown in the national and international economy and consequently has been experiencing an operating loss. This borrower has always been current in its loan payments. However, we have a concern over repayment of the loans if the operating losses continue.

In addition, seven loans totaling $3.0 million to another commercial borrower became a concern to us in the third quarter of 2003. We are still gathering information and reviewing alternatives with the borrower. After reviewing this information, which we anticipate receiving in the fourth quarter of 2003, we will be able to make a better determination whether additional loss provisions are needed. These loans are current in their payments; however, we are concerned with the ability of this borrower to continue to repay these loans.

The ultimate results of these, and other, commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At and for the Nine Months Ended September 30, 2003	At and for the Year Ended December 31, 2002
	(Dollars in thousands)
Balance at the beginning of the period	$12,743	$12,245
Provisions for the period	367	760
Charge-offs:
Mortgage loans	(65)	(14)
Consumer loans	(287)	(428)
Commercial business loans	(19)	(39)

Total charge-offs	(371)	(481)
Recoveries:
Mortgage loans	113	66
Consumer loans	41	40
Commercial business loans	—	113

Total recoveries	154	219

Net recoveries (charge-offs)	(217)	(262)

Balance at the end of the period	$12,893	$12,743

Net recoveries (charge-offs) to average loans	(0.02)%	(0.01)%

Allowance as a percent of total loans	0.77%	0.76%

Allowance as a percent of non-performing loans	188.60%	151.87%

The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all known and inherent losses have been recorded. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multifamily and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical commercial real estate, development and commercial loan tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single family loans. Depending on the type of commercial loan, the collateral may appeal only to a specialized group of people or businesses and, therefore, limit the number of potential buyers of the collateral, or in the case of collateral that is comprised of inventory, the liquidation of the collateral may be more uncertain. See “Non-performing Loans” for factors affecting some particular loans which affected the loan loss provisions for the periods discussed.

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

Average Balance Sheet and Yield/Rate Analysis

The following table presents certain information regarding Bank Mutual Corporation’s financial condition and net interest income at and for the nine months ended September 30, 2003 and 2002. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Nine Months Ended September 30,
	2003				2002
	Average Balance		Interest Earned/ Paid	Average Yield/ Rate	Average Balance		Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,749,778		$80,123	6.11%	$1,817,548		$95,134	6.98%
Mortgage-related securities	620,966		20,552	4.41	570,676		24,571	5.74
Investment securities (2)	119,385		3,571	3.99	120,600		4,244	4.69
Interest-earning deposits	46,693		309	0.88	28,568		346	1.61
Federal funds	181,941		1,519	1.11	157,931		2,055	1.73

Total interest earning assets	2,718,763		106,074	5.20	2,695,323		126,350	6.25
Noninterest-earning assets	170,362				183,580

Total average assets	$2,889,125				$2,878,903

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$288,318		1,152	0.53	$228,044		1,919	1.12
Money market accounts	360,860		3,574	1.32	348,704		5,161	1.97
Interest-bearing demand accounts	138,989		329	0.32	140,011		652	0.62
Time deposits	1,281,183		34,802	3.62	1,274,715		41,854	4.38

Total deposits	2,069,350		39,857	2.57	1,991,474		49,586	3.32
Advance payments by borrowers for taxes and insurance	16,992		61	0.48	18,862		168	1.19
Borrowings	323,613		13,644	5.62	418,210		17,725	5.65

Total Interest-bearing liabilities	2,409,955		53,562	2.96	2,428,546		67,479	3.70

Noninterest-bearing liabilities:
Noninterest-bearing deposits	112,964				90,948
Other noninterest-bearing liabilities	45,815				46,697

Total noninterest-bearing liabilities	158,779				137,645

Total liabilities	2,568,734				2,566,191
Shareholders’ equity	320,391				312,712

Total average liabilities and equity	$2,889,125				$2,878,903

Net interest income and net interest rate spread (3)			$52,512	2.24%			$58,871	2.55%

Net interest margin (4)				2.58%				2.91%

Average interest-earning assets to average interest-bearing liabilities	1.13	x			1.11	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.
(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(4)	Net interest margin is determined by dividing annualized net interest income by total interest-earning assets.

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

	Nine Months Ended
	September 30, 2003 Compared to September 30, 2002
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(3,446)	$(11,565)	$(15,011)
Mortgage-related securities	2,027	(6,046)	(4,019)
Investment securities	(43)	(630)	(673)
Interest-earning deposits	161	(198)	(37)
Federal funds	279	(815)	(536)

Total	(1,022)	(19,254)	(20,276)

Interest-bearing liabilities:
Savings deposits	417	(1,184)	(767)
Money market deposits	174	(1,761)	(1,587)
Interest-bearing demand deposits	(5)	(318)	(323)
Time deposits	211	(7,263)	(7,052)

Total deposits	797	(10,526)	(9,729)
Advance payments by borrowers for taxes and insurance	(16)	(91)	(107)
Borrowings	(3,988)	(93)	(4,081)

Total	(3,207)	(10,710)	(13,917)

Net change in net interest income	$2,185	$(8,544)	$(6,359)

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2003 and 2002

General. Net income was $6.0 million for the third quarter of 2003 as compared to $6.4 million for the third quarter of 2002 and $17.1 million for the nine months ended September 30, 2003 as compared to $19.7 million for the nine months ended September 30, 2002. The decreases are primarily the result of decreased net interest margin, a decrease in insurance and brokerage commissions and an increase in operating expenses, partially offset by an increase in the gains on the sales of loans. Decreased net interest margins resulted primarily from the refinancing of relatively higher-yielding loans and market conditions which did not allow us to reduce interest rates on deposits to the degree that interest rates on assets were reduced.

Net Interest Income. Net interest income decreased $2.5 million, or 12.7%, to $16.8 million in the third quarter of 2003 as compared to $19.3 million for the same period in 2002. Net interest income decreased $6.4 million, or 10.8%, to $52.5 million for the first nine months of 2003 as compared to $58.9 million for the first nine months of 2002. Net interest income decreased for both periods primarily as a result of a decrease in the net interest margin. The net interest margin for the third quarter of 2003 was 2.40% as compared to 2.83% for the same period in 2002 and 2.58% for the nine months ended September 30, 2003 as compared to 2.91% for the nine months ended September 30, 2002.

Because of the length of time in which interest rates have been declining and the unprecedented levels of refinancing activity we have experienced in the first nine months of 2003, the reduction in the net interest margin is somewhat of a different effect than we experienced in 2001 and 2002. The refinancing of loans has reduced yields on loans going forward more quickly than we have been able to reduce the already substantially lowered interest rates on deposits and other interest-bearing liabilities. Further, a significant portion of the proceeds of loan refinancings have been reinvested in relatively lower-yielding investment securities, as we generally sell our 30 year and some of our 20 year and 15 year fixed rate mortgages.

If interest rates continue to remain stable or move lower in the fourth quarter of 2003, we anticipate that our net interest margin would continue to be compressed (reduced) as a result of the continued reductions to the yields on interest-earning assets as compared to a more modest decrease to rates on our interest-bearing liabilities. As a result of that compression, we would anticipate that our net interest income would continue to be reduced in the fourth quarter of 2003 as compared to 2002, which we expect would reduce net income. If, however, interest rates begin to rise during the fourth quarter of 2003, there could be a positive effect on the loan portfolio, resulting from increased originations of adjustable rate loans, which in turn may offset the reductions in yields and net interest income.

Total Interest Income. Total interest income decreased $7.4 million, or 18.0% to $33.8 million in the third quarter of 2003 as compared to $41.2 million for the third quarter of 2002 and a decrease of $20.3 million, or 16.0%, to $106.1 million for the nine months ended September 30, 2003 as compared to $126.4 million for the same period in 2002. The decrease in the third quarter and the first nine months of 2003 was primarily as a result of a decrease in the yields on the loan and investment portfolios resulting from reduced interest rates, and a decrease in the dollar amount of the loan portfolio.

Interest income on loans decreased $5.0 million, or 16.5%, to $25.5 million in the third quarter of 2003 as compared to $30.5 million for the third quarter of 2002 and a decrease of $15.0 million, or 15.8%, to $80.1 million for the first nine months of 2003 as compared to $95.1 million for the same period in 2002. The decreases for both periods were the result of the decreased dollar amount of the loan portfolio outstanding and a decreased yield on the loan portfolio. Market interest rates remained at a level at which consumers were attracted to fixed rate mortgage loans. Our new loans, in large part, were to existing customers who refinanced their existing adjustable rate or fixed rate mortgage loans and consolidated their other debt into new fixed rate mortgage loans at lower interest rates. We also allowed some customers with adjustable interest rate mortgage loans to reduce their interest rate for a fee, before the expiration of their initial lock-in period or next adjustment date. We sell the majority of our 30 year and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary market. In addition, both adjustable and fixed rate mortgage loan originations were at interest rates that were below the existing yield on the loan portfolio. We retain all of the adjustable interest rate loans in the portfolio.

Interest income on investments decreased $256,000 for the third quarter of 2003 and $673,000 for the first nine months of 2003 as compared to the same periods in 2002, respectively. The decreases were primarily as a result of a decrease in the yield earned on the investment securities. As investment securities matured, they were primarily reinvested into mortgage-related securities or reinvested into another investment security. However, these reinvestments into new mortgage-related or investment securities were generally at interest rates that were below the existing yield on the portfolio.

Interest income on mortgage-related securities decreased $2.1 million, or 24.5%, in the third quarter of 2003 and decreased $4.0 million, or 16.4%, in the first nine months of 2003 as compared to the same periods in 2002, respectively, as a result of the decreased yield on the portfolio. This decrease was partially offset by an increase in the dollar amount of the mortgage-related securities portfolio. As market interest rates moved lower, the underlying mortgage loans with higher interest rates prepaid. These prepayments were reinvested into mortgage-related securities that had lower yields than the existing mortgage-related securities portfolio.

Interest income on interest-earning deposits decreased $66,000 for the three months ended September 30, 2003 and decreased $573,000 for the nine months ended September 30, 2003 as a result of a decrease in the average yields earned on interest-earning deposits. A large portion of interest-earning deposits is invested in federal funds which earn overnight market interest rates. As market interest rates decline or increase, interest rates on federal funds sold move in the same direction. The average federal funds outstanding in the first nine months of 2003 increased $24.0 million as compared to the first nine months of 2002. This increase was the result of the decrease in the loan portfolio. We anticipate the conversion proceeds of approximately $404.6 million will be invested in federal funds until the proceeds can be invested in mortgage-related securities or loans.

Interest Expense. Total interest expense decreased $5.0 million, or 22.7% in the third quarter of 2003, as compared to the third quarter of 2002, and $13.9 million, or 20.6%, in the first nine months of 2003 as compared to that period in 2002. These decreases were primarily the result of a decrease in the rates paid on deposits.

Interest expense on deposits decreased $3.6 million in the third quarter of 2003 and $9.7 million for the first nine months of 2003 as compared to the same periods in 2002, respectively, as a result of a decrease in the cost of deposits partially offset by growth in deposits. We believe the growth in average deposits continued to be a result of uncertainties and weakness in the stock market and world events, which caused many investors to choose relatively safe investments such as deposits. At the same time, market interest rates were further decreased thereby reducing the cost of new and renewing deposits, although not to the same degree that the rates on interest earning assets decreased. The average cost of deposits for the first nine months of 2003 was 2.57% as compared to 3.32% for the period in 2002. If stock market values continue to rise or world events stabilize, we believe that some of the deposits recently acquired may be withdrawn to fund investments in the stock market. In addition, market interest rates may rise, which would increase the cost of our deposits.

Interest expense on borrowings decreased $1.3 million for the three months ended September 30, 2003 and $4.1 million for the nine months ended September 30, 2003 primarily as a result of maturing borrowings being paid off. We primarily borrow from the Federal Home Loan Bank (“FHLB”) of Chicago and those borrowings have fixed terms and interest rates.

Provisions for Loan Losses. No additional provisions for loan losses were made for in the third quarter of 2003 as compared to the $940,000 made in the third quarter of 2002. Provisions for loan losses were $367,000 for the first nine months of 2003 as compared to $995,000 for the first nine months of 2002. As a result of the decreased dollar amount of the loan portfolio and the decrease in non-performing loans, we did not provide for any additions to the loan loss reserve. However, we do have a concern that seven commercial loans to one borrower experienced a problem. We are in the process of getting additional information on this company and upon receiving the additional information, will determine if additional loan loss reserves are needed. The increase for the nine months ended September 30, 2003 was primarily the result of two loans totaling $3.5 million to one commercial borrower becoming impaired. These commercial loans are to a company that has experienced a sustained reduction in its sales as a result of the slowdown in the national and international economy and consequently has been experiencing an operating loss. This borrower has always been current in its loan payments. However, we have a concern over the ability of the company to repay the loans if the operating losses continue. The total allowance for loan losses at September 30, 2003 was $12.9 million, or 188.6%, of non-performing loans compared to $12.7 million, or 151.9% of non-performing loans at December 31, 2002. The loan loss allowance to total loans was 0.77% at September 30, 2003 as compared to 0.76% at December 31, 2002.

Noninterest Income. Total noninterest income increased $2.2 million in the third quarter of 2003 and $4.0 million for the first nine months of 2003 primarily as a result of increased gains on the sales of loans, increased loan fees and servicing revenues and increased service charges on deposits partially offset by decreased brokerage and insurance commissions.

Service charges on deposits increased for the third quarter and the nine months ended September 30, 2003 primarily as a result of a pricing increase on our deposit products. The change in our pricing was effective in mid-March of 2003.

Brokerage and insurance commissions decreased $194,000 for the three months ended September 30, 2003 and $665,000 for the nine months ended September 30, 2003 primarily as a result of decreased tax deferred annuity and mortgage credit life insurance sales.

Loan fees and servicing revenues were significantly impacted in the third quarter and first nine months of 2003, by the amortization of mortgage servicing rights and an increase in market values of existing mortgage servicing rights. The amortization of mortgage servicing rights in the third quarter of 2003 was $1.3 million and $5.6 million for the nine months ended September 30, 2003 as compared to $489,000 in the third quarter of 2002 and $1.1 million for the nine months ended September 30, 2002. The increased amortization was the result of prepayments to loans with mortgage servicing rights.

Gains on the sales of loans increased $1.7 million in the third quarter of 2003 as compared to the third quarter of 2002 and $3.9 million for the first nine months of 2003 as compared to the same period in 2002 as a result of increased dollar amount of loans sold. We sold $153.4 million of loans in the third quarter of 2003 as compared to $77.8 million in the third quarter of 2002 and $432.7 million in the first nine months of 2003 as compared to $182.8 million in the first nine months of 2002. “See Comparison of Financial Condition - Loans Receivable.” Gains on the sales of loans are primarily dependent on the dollar amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates remain flat or increase, these gains could be reduced in future periods.

Other noninterest income decreased $367,000 in the third quarter of 2003 and increased $455,000 for the first nine months of 2003 primarily as a result of the decrease in the fair value of loans held for sale in the third quarter.

Noninterest Expense. Total noninterest expense increased $1.1 million in the third quarter of 2003 and $1.7 million for the nine months ended September 30, 2003 primarily as a result of increased compensation expense; data processing costs; and marketing costs.

Compensation, payroll taxes and other employee benefit expense increased $631,000 in the third quarter of 2003 and $254,000 for the nine months ended September 30, 2003 primarily as a result of increased costs associated with the ESOP Plan (increased market value per share increases the expense on the shares becoming vested to participants) and a decrease in the cost deferral associated with loan originations. With each loan origination a portion of the costs to originate the loans is deferred and amortized over the anticipated life of the loan. As a result of the decrease in loan originations, the expense deferral also decreased.

Occupancy and equipment expense rose $136,000 in the third quarter of 2003 and $324,000 in the first nine months of 2003 primarily as a result of purchasing upgraded teller PCs and new teller software throughout our bank office network in 2002.

Other expenses increased $315,000 for the third quarter of 2003 and $1.1 million for the first nine months of 2003 primarily as a result of an increase in marketing and other expenses. Marketing expense increased in both periods as compared to the same periods in 2002, as a result of marketing expenses to promote the merger of the two banking subsidiaries on March 16, 2003 and the resulting name change.

Income Taxes. The effective tax rate for the third quarter of 2003 was 32.7% as compared to 31.6% for the same period in 2002 and 34.5% for the nine months ended September 30, 2003 as compared to 33.1% for the nine months ended September 30, 2002.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with the Bank borrowing correspondingly more in periods in which its operations generate less cash. In the event these sources of liquidity would become inadequate, we believe that we could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first nine months of 2003, loan prepayments were significant because of the reduced interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. Based upon our historical experience and available sources of liquidity, we anticipate that we will have sufficient funds to meet current funding commitments. See also “Qualitative and Quantitative Disclosures about Market Risk – Gap Analysis” in Item 3 hereof, which is incorporated herein by reference, which discusses maturities.

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

Cash and cash equivalents decreased $28.4 million during the first nine months of 2003. Investing activities utilized $29.3 million of cash, primarily as a result of the investment securities and mortgage-related securities purchases, partially offset by principal repayments on mortgage-related securities and on investment securities that matured. Cash utilized by financing activities of $60.9 million resulted primarily from a decrease in deposits, a decrease in short-term borrowing and repayments of long-term borrowings. Net cash provided by operating activities of $61.8 million consisted primarily of net income and an increase in the net change of loans originated for sale.

At September 30, 2003, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At September 30, 2003, the Bank had a total risk-based capital ratio of 17.48% and a leverage ratio of 9.04%. See Notes to Unaudited Consolidated Financial Statements – “Note 7—Shareholders’ Equity.”

Off-Balance Sheet Obligations

Because Bank Mutual Corporation is in the financial services industry, it regularly commits to lend funds in the ordinary course of its business. Those lending commitments give rise to potential future obligations and potential liquidity needs that are not, and cannot meaningfully be, reflected on Bank Mutual Corporation’s balance sheet. At September 30, 2003, Bank Mutual Corporation had:

•	outstanding loan commitments to borrowers of approximately $96.7 million;

•	unused commercial lines of credit of approximately $14.1 million;

•	unused letters of credit of approximately $7.8 million; and

•	available home equity, overdraft lines of credit and unused credit card lines of credit of approximately $154.6 million.

See Notes to Unaudited Consolidated Financial Statements – Note 8 - Financial Instruments with Off-Balance Sheet Risk. Other than a credit enhancement instrument of $4.3 million, there were no outstanding commitments to purchase securities at September 30, 2003. Other than these commitments and future obligations under leases and similar contracts, Bank Mutual Corporation does not engage in off-balance sheet financing or have other off-balance sheet obligations.

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

At September 30, 2003, based on the assumptions below, our interest-bearing assets maturing or repricing within one year exceeded our interest-earning liabilities maturing or repricing within the same period by $287.4 million. This represents a positive cumulative one-year interest rate sensitivity gap of 10.3%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 127.1%. The cumulative gap ratio is significantly affected by $200.0 million of FHLB borrowings which has a quarterly call option. For the September 30, 2003 gap analysis, we have placed the $200 million borrowing in its final maturity period of 2004 as market interest rates are lower than the interest rate on the borrowing. As such, the likelihood of the FHLB calling this borrowing is significantly reduced. This call option is at the FHLB of Chicago’s discretion; however if the borrowings are called, the FHLB of Chicago has given us indications that alternative borrowings would be available. While we have no reason to believe that the FHLB of Chicago would not follow through on its indications, there is no binding commitment and we therefore cannot provide an assurance that these alternatives would be available. A call of these obligations without a replacement would materially adversely affect our liquidity, and we would need to use an alternative source of funds.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2003, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

i)	Investment securities - based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities - based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans - based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

iv)	Deposits - based upon contractual maturities and historical decay rates.
v)	Noninterest bearing demand accounts were added in the analysis at September 30, 2003 as a result of management’s belief that deposit dollars are being placed in this account that will be reinvested in other interest-bearing liabilities when interest rates rise.
vi)	Borrowings - based upon the earlier of call date or final maturity.

	At September 30, 2003
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$59,428	$131,150	$212,039	$89,551	$75,438	$567,606
Adjustable	163,108	220,477	211,792	13,115	839	609,331
Consumer loans	126,448	107,849	135,151	46,634	29,783	445,865
Commercial business loans	20,755	23,426	23,928	8,137	1,633	77,879
Interest-earning deposits	184,546	—	—	—	—	184,546
Investment securities	49,581	9,917	11,492	—	—	70,990
Mortgage-related securities:
Fixed	48,300	137,275	306,148	94,560	14,982	601,265
Adjustable	32,070	—	—	—	—	32,070
Other interest-earning assets	34,887	—	—	—	—	34,887

Total interest-earning assets	719,123	630,094	900,550	251,997	122,675	2,624,439

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	390	1,161	3,025	2,924	98,188	105,688
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	662	1,970	5,132	4,961	130,644	143,369
Savings accounts	3,637	3,228	8,410	8,130	235,876	259,281
Money market accounts	356,519	—	—	—	—	356,519
Time deposits	332,909	267,350	398,770	230,039	—	1,229,068
Advance payments by borrowers for taxes and insurance	29,923	—	—	—	—	29,923
Borrowings	32,153	31,930	223,152	4,858	15,830	307,923

Total interest-bearing and noninterest-bearing liabilities	756,198	305,639	638,489	250,912	480,538	2,431,771

Interest rate sensitivity gap	$(37,070)	$324,455	$262,061	$1,085	$(357,863)	$192,668

Cumulative interest rate sensitivity gap	$(37,070)	$287,385	$549,446	$550,531	$192,668

Cumulative interest rate sensitivity gap as a percentage of total assets	(1.33)%	10.30%	19.69%	19.73%	6.91%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	95.10%	127.06%	132.31%	128.21%	107.92%

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2003. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

	Present Value of Equity			Present Value of Equity as a Percent of Present Value of Assets
Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
+300	$378,277	$(51,750)	(12.0)%	13.78%	(8.3)%
+200	398,159	(31,868)	(7.4)	14.30	(4.9)
+100	416,114	(13,912)	(3.2)	14.73	(2.0)
0	430,027	0	0.0	15.03	0.0
-100	426,451	(3,575)	(0.8)	14.76	(1.8)
-200	396,129	(33,898)	(7.9)	13.63	(9.3)
-300	350,471	(79,556)	(18.5)	12.04	(19.9)

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(a)	As disclosed in the Company’s Report on Form 8-K dated October 29, 2003, on that date the conversion of Bank Mutual Corporation from a federally-chartered mutual holding company subsidiary corporation to a fully shareholder owned Wisconsin-chartered corporation was completed. The common stock of Bank Mutual Corporation, a Wisconsin corporation, is more fully described in the Company’s Registration Statement on Form 8-A/A, dated October 29, 2003.

The discussion of material differences between shares of the former federally-chartered corporation and the Wisconsin-chartered corporation is incorporated by reference herein from the form of definitive prospectus dated July 31, 2003, filed pursuant to Rule 424, relating to Registration Statement No. 333-105685, on pages 138 to 139, in subheading entitled “Differences from Current Bank Mutual Corporation Common Stock” under the heading “Description of our Capital Stock after the Conversion.” A copy of that section is attached as Exhibit 99.1.

(b)	Not applicable.

(c)	Not applicable.

(d)	The Company sold 41,063,625 shares of common stock in its subscription offering conducted in connection with the conversion transaction discussed above, in addition to issuing approximately 37,646,076 shares (subject to minor reductions to reflect fractional share interests) in exchange for shares of old Bank Mutual Corporation common stock. The Company received net proceeds of approximately $404.6 million from the sale. Because the Company is a successor to the federally-chartered corporation, the provisions of Rule 463, promulgated by the Securities and Exchange Commission under the Securities Act of 1933, do not apply.

Item 4. Submission of Matters to a Vote of Security Holders.

At Bank Mutual Corporation’s special meeting of shareholders on September 19, 2003, the shareholders approved the Plan of Restructuring whereby Bank Mutual Corporation would be succeeded by a new 100% publicly owned Wisconsin chartered holding company with the same name and its shares will be exchanged for shares in the new company at an exchange ratio provided in the Plan.

For	Against	Abstain
18,140,456	144,270	18,335

The votes “for” the Plan of Restructuring included the affirmative vote of 11,193,174 shares cast by Bank Mutual Bancorp, MHC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

(b)	Reports on Form 8-K: In the quarter ended September 30, 2003, the Registrant filed a Form 8-K dated September 26, 2003 disclosing the increase in the appraisal relating to its conversion transaction. In addition, it also submitted a Form 8-K July 17, 2003, which is not to be deemed incorporated by reference into other filings, which disclosed Bank Mutual Corporation’s earnings release for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date: November 14, 2003
/s/Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: November 14, 2003
/s/Rick B. Colberg
Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended September 30, 2003

Exhibit No.	Description	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Bank Mutual Corporation	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation	X

99.1	Certain restrictions on purchase or transfer of our shares after conversion.	X