Form 10-K
period 2003-12-31
BANK MUTUAL CORP
filed 2004-03-11
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4949 West Brown Deer Road, Milwaukee, WI	53223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(414) 354-1500

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).    Yes  ☒    No  ☐

As of February 25, 2004, 78,783,849 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the average of the high and low last sale price quotation on The Nasdaq Stock Market® on June 30, 2003, the end of our second fiscal quarter) held by non-affiliates (excludes shares reported as beneficially owned by directors and executive officers, unallocated shares of the Employee Stock Ownership Plan, and shares held by our former mutual holding company; does not constitute an admission as to affiliate status) was approximately $284.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for Annual Meeting of Shareholders on May 3, 2004	Part III

BANK MUTUAL CORPORATION

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2003

Part 1

Item 1. Business

General

From November 1, 2000 until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank, into mutual holding company form. Until October 29, 2003, Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which Mutual Savings Bank’s depositors held all of the voting and membership rights, owned 52.2% of Bank Mutual Corporation’s outstanding common stock.

On November 1, 2000, Bank Mutual Corporation also acquired First Northern Capital Corp., the parent of First Northern Savings Bank. On March 16, 2003, Mutual Savings Bank and First Northern Savings Bank combined to form a single OTS chartered savings bank subsidiary of Bank Mutual Corporation named “Bank Mutual” (“Bank Mutual” or the “Bank”).

On October 29, 2003, Bank Mutual Corporation completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered Bank Mutual Corporation and, in effect, sold the MHC’s interest in Bank Mutual Corporation to the public. Existing Bank Mutual Corporation shareholders exchanged each existing share for 3.6686 shares of the new Bank Mutual Corporation (the “Company”). The total number of shares issued or exchanged in the offering was 78,707,669 shares.

All share and per share numbers in this report on form 10-K have been adjusted to reflect the full conversion transaction and related share exchange. As used herein, the “Company” and “Bank Mutual Corporation” refer to Bank Mutual Corporation both before and after the full conversion transaction, unless the context requires otherwise.

The Bank is a community oriented financial institution, which emphasizes traditional financial services to individuals and businesses within our market areas. Our principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, in residential mortgage loans, consumer loans, commercial real estate loans, and commercial business loans. We also invest in various mortgage-related securities and investment securities. The principal lending is on one-to four-family, owner-occupied homes, home equity loans and lines of credit, automobile loans, multi-family and commercial real estate loans, and commercial business loans.

The Bank’s revenues are derived principally from interest on our loans and mortgage-related securities, interest and dividends on our investment securities, and noninterest income (including loan servicing fees, deposit servicing fees, gains on sales of loans and commissions on insurance, security and annuity sales). Our primary sources of funds are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage-related securities, maturities and maturities of investment securities and funds provided by operations.

The Company maintains a website at www.bankmutualcorp.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access those reports by following the links under “Financial Reports” at the Company’s website.

Cautionary Factors

This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Bank’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Bank’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of the deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also the factors regarding future operations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, particularly those under the caption “Risk Factors.”

Market Area

The Bank has 70 banking offices located in 28 counties in Wisconsin, in addition to a Minnesota bank office. At June 30, 2003, The Bank had approximately a 2.22% share of all Wisconsin bank, savings bank, and savings association deposits. Counties in which the Bank operates include 66% of the population of the state. The Bank is the fifth largest financial institution holding company headquartered in the state of Wisconsin, based on asset size.

The largest concentration of our offices is in the Milwaukee metropolitan area, which includes Milwaukee, Waukesha, Ozaukee, and Washington counties. There are 19 offices in this area. The Milwaukee metro area is the largest population and commercial base in Wisconsin, representing approximately 28% of Wisconsin’s population. The Milwaukee area has traditionally had an extensive manufacturing economic base, which is diversifying into service and technology based businesses.

We have four offices in the Madison area. Madison is the state capital of Wisconsin and is the second largest metropolitan area in Wisconsin representing approximately 8% of the state’s population. Our eight other south central and southeastern Wisconsin offices are located in smaller cities that have economic concentrations ranging from manufacturing to agriculture.

We operate 21 banking offices in nine northeastern counties that make up approximately 13% of the state’s population including the city of Green Bay. The greater Green Bay area has an economic base of paper and other manufacturing, health care, insurance and gaming, and is diversifying into technology based businesses.

We also have 19 offices in the northwestern part of the state. This part of the state has medium sized to smaller cities and towns. Industry includes medium sized and small business, with a significant agricultural component. The counties in which the northwest region offices are located hold 8% of the state’s population. Our Minnesota office is located near the Wisconsin state border on the eastern edge of the Minneapolis-St. Paul metropolitan area.

Competition

We face significant competition in making loans and attracting deposits. Wisconsin has many banks, savings banks, and savings and loan associations, which offer the same types of banking products. Wisconsin also has an extensive tax-exempt credit union industry, whose expanded powers have resulted in increased competition to financial institutions.

Many of our competitors have greater resources than we do. Similarly, many competitors offer services that we do not provide. For example, the Bank does not provide trust or money management services. However, the Bank’s subsidiary, Lake Financial and Insurance Services, Inc. offers mutual funds and engages in the sale of tax deferred annuities, credit life and disability insurance, and property and casualty insurance and brokerage services. In addition, the banking business in the Milwaukee area, our largest market, tends to be dominated by the two largest commercial banks in the state, which together held 55.83% of the Milwaukee area’s deposits at June 30, 2003.

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

Lending Activities

Loan Portfolio Composition. The Company’s loan portfolio primarily consists of mortgage loans. To a lesser degree, the loan portfolio includes consumer loans, including home equity lines of credit and fixed and adjustable rate home equity loans, automobile loans, as well as commercial business loans.

At December 31, 2003, our total loans receivable was $1.8 billion, of which $1.2 billion, or 70.4%, were mortgage loans. The remainder of our loans at December 31, 2003, amounting to $525.5 million, or 29.6% of total loans, consisted of consumer loans ($450.5 million or 25.4%) and commercial business loans ($75.0 million or 4.2%).

We originate adjustable rate mortgage (“ARM”) loans primarily for our own portfolio. We also originate fixed rate mortgage loans with terms of 10 to 30 years. Most of the 20 year and longer fixed rate mortgage loans are immediately sold into the secondary market. At times, we may also sell 15 year fixed rate mortgage loans depending on the percentage of fixed interest rate loans in our portfolio and our tolerance for fixed interest rates in view of the rate environment we are anticipating. We sold approximately half of our 15 year fixed rate mortgage loan originations in 2003.

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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2003		2002		2001		2000(1)		1999
	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total	Amount	Percent Of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$793,247	44.69%	$827,648	47.37%	$992,126	52.46%	$1,207,912	59.56%	$743,993	67.37%
Multi-family	124,494	7.01	112,189	6.42	131,925	6.97	105,925	5.22	53,777	4.87
Commercial real estate	209,293	11.79	186,960	10.70	165,556	8.75	118,636	5.85	52,375	4.74
Construction and development	122,436	6.90	127,174	7.28	125,611	6.64	94,235	4.65	26,530	2.40

Total mortgage loans	1,249,470	70.39	1,253,971	71.77	1,415,218	74.82	1,526,708	75.28	876,675	79.38

Consumer loans:
Fixed-term equity	252,550	14.22	234,049	13.40	200,500	10.61	193,394	9.54	89,315	8.09
Home equity lines of credit	78,567	4.43	77,697	4.45	76,472	4.04	80,447	3.97	50,618	4.58
Student	20,546	1.16	22,636	1.30	25,410	1.34	27,076	1.34	28,371	2.57
Home improvement	12,605	0.71	6,993	0.40	9,439	0.50	12,778	0.63	9,920	0.90
Automobile	67,630	3.81	68,140	3.90	77,621	4.10	99,844	4.92	5,902	0.54
Other	18,623	1.05	22,434	1.28	25,886	1.37	27,827	1.37	4,126	0.37

Total consumer loans	450,521	25.38	431,949	24.73	415,328	21.96	441,366	21.77	188,252	17.05

Commercial business loans	75,022	4.23	61,060	3.50	60,932	3.22	59,844	2.95	39,488	3.57

Total loans receivable	1,775,013	100.00%	1,746,980	100.00%	1,891,748	100.00%	2,027,918	100.00%	1,104,415	100.00%

Less:
Undisbursed loan proceeds	47,743		46,048		44,467		37,490		14,658
Allowance for loan losses	13,771		12,743		12,245		12,238		6,948
Deferred fees and discounts	1,221		2,527		3,611		5,554		14

Total loans receivable, net	$1,712,278		$1,685,662		$1,831,155		$1,972,636		$1,082,795

(1)	On November 1, 2000, Bank Mutual Corporation acquired First Northern. Under the purchase method of accounting, First Northern’s results are included from the date of acquisition.

At December 31, 2003, our one- to four-family first mortgage loans were pledged as collateral under a blanket pledge to the Federal Home Loan Bank (“FHLB”) of Chicago. As of December 31, 2003, there were no other significant concentrations of loans such as loans to a number of borrowers engaged in similar activities. The Company’s mortgage loans, fixed equity, home equity lines of credit and home improvement loans are primarily secured by properties housing one- to four-families which are generally located in our local lending areas in Wisconsin.

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2003. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2003
	Mortgage Loans	Consumer Loans	Commercial Business Loans	Total
	(In thousands)
Amounts Due:
Within one year	$54,148	$39,965	$37,245	$131,358
After one year
One to two years	31,756	25,500	9,543	66,799
Two to three years	57,766	33,242	15,738	106,746
Three to five years	45,718	68,286	8,202	122,206
Five to ten years	151,757	221,878	305	373,940
Ten to twenty years	454,742	61,650	3,989	520,381
Over twenty years	453,583	—	—	453,583

Total due after one year	1,195,322	410,556	37,777	1,643,655

Total loans receivable	$1,249,470	$450,521	$75,022	1,775,013

Less:
Undisbursed loan proceeds				47,743
Allowance for loan losses				13,771
Deferred loan fees				1,221

Net loans receivable				$1,712,278

The following table presents, as of December 31, 2003, the dollar amount of all loans due after December 31, 2004, and whether these loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2004
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans	$521,457	$673,865	$1,195,322
Consumer loans	281,619	128,937	410,556
Commercial business loans	35,220	2,557	37,777

Total loans due after one year	$838,296	$805,359	$1,643,655

The following table presents a summary of our lending activity.

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Balance outstanding at beginning of period	$1,793,951	$1,923,799	$2,035,387
Originations:
Mortgage loans	899,766	752,771	691,466
Consumer loans	301,665	293,320	242,580
Commercial business loans	49,646	27,141	30,202

	1,251,077	1,073,232	964,248

Purchases:
One-to four-family mortgage loans	41,214	4,042	8,885

Less:
Principal payments and repayments:
Mortgage loans	525,853	533,407	478,736
Consumer loans	283,093	276,699	266,831
Commercial business loans	35,684	27,013	29,114

Total principal payments	844,687	837,119	774,681

Transfers to foreclosed real estate	1,461	1,406	410

Loan sales:
Mortgage loans	461,082	368,597	307,843
Education loans	—	—	1,787

Total loan sales	461,082	368,597	309,630

Total loans receivable and loans held for sale	$1,779,069	$1,793,951	$1,923,799

Residential Mortgage Lending. Our primary lending activity has been the origination of first mortgage loans secured by one- to four-family properties, within our primary lending area. Most of these loans are owner-occupied; however, we do originate first mortgage loans on second homes, seasonal homes, and investment properties. In addition to our loan originations, we have purchased one- to four-family first mortgage loans of $41.2 million in 2003, $4.0 million in 2002, and $8.9 million in 2001. We review each purchased loan for compliance with our underwriting standards, and generally only invest in loans in the midwestern United States.

We offer conventional fixed rate mortgage loans and ARM loans with maturity dates up to 30 years. Residential mortgage loans generally are underwritten to Federal National Mortgage Association Standards (“Fannie Mae”). All ARM mortgage loans and some fixed rate mortgage loans with maturities of up to 20 years are held in our portfolio. Fixed rate mortgage loans with maturities greater than 15 years typically are sold without recourse, servicing retained, into the secondary market. As a result of market competition, during the past few years, we have generally not charged loan origination fees. The interest rates charged on mortgage loan originations at any given date will vary, depending upon conditions in the local and secondary markets.

We also originate “jumbo single family mortgage loans” in excess of the Fannie Mae maximum loan amount, which was $322,700 for single family homes in 2003. Effective for 2004, the maximum loan amount will increase to $333,700. Fannie Mae has higher limits for two-, three- and four-family homes. Fixed rate jumbo mortgage loans generally are sold servicing released without recourse to secondary market purchasers of such loans. ARM jumbo mortgage loans are underwritten in accordance with our underwriting guidelines and are retained in our loan portfolio.

Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups and residents of the local communities located in our primary market area through our loan origination staff. We also advertise our mortgage loan products through local newspapers, periodicals, internal customer communications and our website.

We currently offer loans that conform to underwriting standards that are based on standards specified by Fannie Mae (“conforming loans”) and also originate a limited amount of non-conforming loans, due to size or underwriting considerations, for our own portfolio or for sale. Loans may be fixed rate one- to four-family mortgage loans or adjustable rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2003 was $113,723, and in 2002 and 2001 was approximately $114,000,and $105,000, respectively. We are an approved seller/servicer for Fannie Mae, Freddie Mac, the FHLB of Chicago’s Mortgage Partnership Finance Program, Wisconsin Housing and Economic Development Authority (“WHEDA”) and Wisconsin Department of Veterans Affairs (“WDVA”).

The focus of our residential mortgage loan portfolio is the origination of 30 year ARM loans with interest rates adjustable in one, two, three, or five years. ARM loans typically are adjusted by a maximum of 200 basis points per adjustment period. The adjustments are usually annual, after the initial interest rate lock period. Prior to the merger of the subsidiary banks, there was a lifetime cap of 6% above the origination rate for First Northern Savings Bank and a lifetime interest rate cap of 12.9% for Mutual Savings Bank. Going forward, the Bank is originating ARM loans with a lifetime cap of 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. We do not offer ARM loans which provide for negative amortization. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by secondary market pricing, competitive conditions and our yield requirements. We currently utilize the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant treasury maturity index”) as the index to determine the interest rate payable upon the adjustment date of our ARM loans. Some of the ARM loans are granted with conversion options which provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term (normally in the first five years) of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing us to sell the loan into the secondary market upon conversion.

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

Most residential mortgage loans are processed under the Fannie Mae alternative documentation programs. For reduced documentation loans, we require applicants to complete a Fannie Mae loan application and request income, asset and debt information from the borrower. In addition to obtaining outside vendor credit reports on all borrowers, we also look at other information to ascertain the creditworthiness of the borrower. In most instances, we utilize Fannie Mae’s “Desktop Underwriter” automated underwriting process to further reduce the necessary documentation. For example, a simplified appraisal or inspection may be used to verify the value of the property. Loans that are processed with reduced documentation conform to secondary market standards and generally may be sold on the secondary market.

Normally, an appraisal of the real estate to secure the loan is required, which must be performed by a certified appraiser approved by the board of directors; however, we utilize a streamline process on certain existing mortgage loans which will be refinanced. On such loans we do not require an appraisal and in essence the only items that are modified are the rate and term. A title insurance policy is required on all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers also generally are required to escrow in advance for real estate taxes. We make disbursements for these items from the escrow account as the obligations become due.

Our Underwriting Department reviews all pertinent information prior to making a credit decision to approve or deny an application. All recommendations to deny are reviewed by a designated senior officer of the Bank, in addition to the Underwriting Department, prior to the final disposition of the loan application. Our lending policies generally limit the maximum loan-to-value ratio on one- to four-family mortgage loans secured by owner-occupied properties to 97% of the lesser of the appraised value or purchase price of the property. Loans above 80% loan-to-value ratios are subject to the availability of private mortgage insurance. Coverage is required to reduce our exposure to less than 80% of value.

Our originations of residential mortgage loans amounted to $790.7 million in 2003, $695.0 million in 2002, and $617.8 million in 2001. A number of our mortgage loan originations have been the result of refinancing of our existing loans due to the relatively low interest rate levels over the past three years. Total refinancings of our existing mortgage loans were as follows:

	Amount	Percentage of mortgage loan originations
	(Dollars in millions)
Period
Year ended December 31, 2003	$381.1	53.1%
Year ended December 31, 2002	278.6	40.1
Year ended December 31, 2001	239.2	38.7

In addition to our standard mortgage products, we have developed mortgage programs designed to specifically address the credit needs of low- to moderate-income home mortgage applicants and first-time home buyers. Among the features of the low- to moderate-income home mortgage and first-time home buyer’s programs are reduced rates, lower down payments, reduced fees and closing costs, no mortgage insurance, and generally less restrictive requirements for qualification compared to our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 97% loan-to-value ratios and rates which are lower than our traditional mortgage loans.

Consumer Loans. We have been expanding our consumer loan originations because higher yields can be obtained, there is strong consumer demand for such products, and we have experienced relatively low delinquency and few losses on such products. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2003, $450.5 million, or 25.4%, of our gross loan portfolio was in consumer loans. Consumer loan products offered within our market areas include home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, marine loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans and also to a lesser extent, unsecured consumer loans through the Visa credit card programs (offered through Elan Financial Services) and federally guaranteed student loans.

Our focus in consumer lending has been the origination of home equity loans, home improvement loans, home equity lines of credit and automobile loans. At December 31, 2003, we had $411.4 million or 91.3% of the consumer loan portfolio in such loans. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit rating, verification of the value of the equity in the home and verification of the borrower’s income. The loan-to-value ratio and the total debt-to-income ratio are two of the determining factors in the underwriting process. Home equity loan and home improvement loan originations are developed through the use of direct mail, cross-sales to existing customers, radio advertisement, and advertisements in local newspapers.

We make indirect automobile loans through applications taken by selected automobile dealers on application forms approved by us. The applications are delivered to Savings Financial Corporation (“SFC”), a 50% owned subsidiary of the Bank, for underwriting. If an application is approved, money is funded to the dealer and the loan becomes a part of the SFC automobile portfolio. The SFC automobile paper is then sold to either of the parent companies of

SFC or to the Bank’s subsidiary First Northern Investments Inc. We also make indirect loans for boats, recreational vehicles, campers, and other personal property through applications taken by selected dealers. These applications undergo the same approval process as our direct loans. These loans are retained in the Bank’s portfolio.

We originate both fixed rate and variable rate home equity loans and home improvement loans with combined loan-to-value ratios to 100%. Pricing on fixed rate home equity and home improvement loans is reviewed by management, and generally terms are in the three to fifteen year range in order to minimize interest rate risk. During 2003, we originated $163.3 million of fixed rate home equity or home improvement loans; these loans carry a weighted average written term of 9.0 years and a fixed rate ranging from 3.25% to 10.25%. During 2002 we originated approximately $130.9 million of fixed rate home equity or home improvement loans, carrying a weighted average written term of 8.9 years and a fixed rate ranging from 3.75% to 12.75%. We also offer adjustable rate home equity and home improvement loans. At December 31, 2003, $39.3 million or 14.8% of our fixed term home equity and home improvement loan portfolio carried an adjustable rate. The adjustable rate loans have an initial fixed rate for one to three years then adjust annually or monthly depending upon the offering, with terms of up to twenty years.

Our home equity credit line loans, which totaled $78.6 million, or 17.4% of total consumer loans at December 31, 2003, are adjustable rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences primarily located in the state of Wisconsin. Current interest rates on home equity credit lines are tied to the prime rate, adjust monthly after an initial interest rate lock period, and range from prime rate to 300 basis points over the prime rate, depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require a minimum monthly payment of interest only with a minimum payment of $50 or the greater of $50 or 1 1/2% of the month end balance. An annual fee is charged on home equity lines of credit.

At December 31, 2003, student loans amounted to $20.5 million, or 4.6% of our consumer loan portfolio. These loans are serviced by Great Lakes Higher Education Servicing Corporation.

Multi-family and Commercial Real Estate Loans. At December 31, 2003, our multi-family and commercial real estate loan portfolio was $333.8 million or 18.8% of our total loans receivable. The multi-family and commercial real estate loan portfolios consist of fixed rate, ARM and balloon loans originated at prevailing market rates. This portfolio generally consists of loans secured by apartment buildings, office buildings, warehouses, industrial buildings and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Balloon loans generally are amortized on a 15 to 30 year basis with a typical loan term of 3 to 10 years.

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property or from the business in an owner-occupied property, must be sufficient to cover the payments relating to the outstanding debt. In most cases, we obtain joint and several personal guarantees from the principals involved. We generally require an assignment of rents or leases in order to be assured that the cash flow from the property will be used to repay the debt. Appraisals on properties securing multi-family and larger commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $1.0 million. In addition, an annual review is performed by us on non-owner-occupied multi-family and commercial real estate loans over $1.0 million.

At December 31, 2003, the largest outstanding loan on a multi-family property was $12.0 million on a 144 unit apartment project located in Brookfield, Wisconsin. At the same date, the largest outstanding loan on a commercial real estate property was $20.7 million on a retail/office building complex located in Brookfield, Wisconsin. At December 31, 2003, these loans were current and performing in accordance with their terms. These loans are substantially below the legal lending limit to a single borrower, which was approximately $76.0 million at December 31, 2003.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

Construction and Development Loans. At December 31, 2003, our construction and development mortgage loan portfolio was $122.4 million, or 6.9% of our total loans receivable. At that date, construction and development loans were relatively equally divided among commercial real estate, one- to four-family and multi-family mortgage loans. As a general matter, construction and development loans convert to permanent loans on our books. These types of credits carry special repayment risk because if a borrower defaults the construction project needs to be completed before the full value of the collateral can be realized.

Commercial Business Loans. At December 31, 2003, our commercial business loan portfolio consisted of loans totaling $75.0 million or 4.2% of our total loans receivable. The commercial loan portfolio consists of loans to businesses for equipment purchases, working capital lines of credit, debt refinancing, SBA loans and domestic stand-by letters of credit. Typically, these loans are secured by business assets and personal guarantees. We offer variable, adjustable and fixed rate loans. Approximately 18.9% of the commercial business loans have an interest rate adjusted monthly or immediately, based on the prevailing prime rate. We also have commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various indexes. Fixed rate loans are priced at a margin over the yield on US Treasury issues with maturities that correspond to the maturities of the notes. Term loans are generally amortized over a three to seven year period and line-of-credit commercial business loans have a term of one year, at which point they mature. All borrowers having an exposure to the Bank of $500,000 or more are reviewed annually. The largest commercial business loan at December 31, 2003 had an outstanding balance of $27.4 million and was secured by equipment and chattel paper.

Loan Approval Authority

For one- to four-family residential loans intended for sale into the secondary market, the underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae “Desktop Underwriter” automated underwriting system up to the Fannie Mae conforming loan limits loan limits ($333,700 for a single family residential units; higher limits for two-, three-, and four-family units). For one- to eight-family residential loans intended to be held in the Bank’s portfolio, the underwriters are authorized to approve loans processed through the Fannie Mae “Desktop Underwriter” automated underwriting system up to $200,000, provided the loan-to-value is 80% or less and the loan meets other specific underwriting criteria. All portfolio loans in excess of $200,000, with a loan-to-value greater than 80%, or failing to meet other specific underwriting criteria must be approved by a senior officer.

Consumer loan underwriters have individual approval authority for secured loans ranging from $20,000 to $100,000 provided the loan-to-value on real estate does not exceed 80% or 90% on personal property and that the loan meets other specific underwriting criteria. All consumer loans in excess of $100,000, with a loan-to-value greater than 80% on real estate, 90% on personal property, or failing to meet other specific underwriting criteria must be approved by a senior officer. Consumer loan underwriters have individual approval authority for unsecured loans ranging from $2,000 to $15,000 provided the loan meets other specific underwriting criteria. All unsecured consumer loans in excess of $15,000, or not meeting specific underwriting criteria, must be approved by a senior officer.

Individual lenders in the investment real estate department have lending authority of $100,000 for multi-family and commercial loan proposals for both existing and proposed construction of investment real estate properties. Senior officers have individual lending authority of $250,000 and two senior officers together have lending authority of $500,000 for investment real estate loans. All investment real estate loans over $500,000 require approval of the executive committee of the board of directors.

Individual lenders in the commercial banking department have individual lending authority ranging from $50,000 to $150,000 for secured commercial business loans. Senior officers have individual lending authority of $250,000 and two senior officers together have lending authority of $500,000 for secured commercial business loans. All secured business loans over $500,000 require approval of the executive committee of the board of directors. Individual lenders in the commercial banking department have individual lending authority ranging from $10,000 to $25,000 for unsecured commercial business loans. Senior officers have individual lending authority of $50,000 and two senior officers together have lending authority of $150,000 for unsecured commercial business loans. All unsecured business loans over $150,000 require approval of the executive committee of the board of directors.

All loans approved by individuals and senior officers must be ratified by the board of directors at the next meeting following the approval.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties and repossessed assets, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our emphasis on quality loan underwriting, our maintenance of sound credit standards for new loan originations, annual evaluation of large credits and relatively favorable economic and real estate market conditions have resulted in historically low delinquency ratios. However, in 2003 we have experienced a rise in commercial business loan delinquencies.

Delinquent Loans and Foreclosed Assets. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of one- to four-family mortgage loans, our loan servicing department is responsible for collection procedures from the 15th day of delinquency through the completion of foreclosure. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due with a second notice (in the form of a billing coupon) being sent before the payment becomes 30 days past due. Once the account is 30 days past due, we attempt telephone contact with the borrower. Letters are sent if contact has not been established by the 45th day of delinquency. On the 60th day of delinquency, attempts at telephone contact continue and stronger letters, including foreclosure notices, are sent. If telephone contact cannot be made, we send either our property inspector, a qualified third party inspector, or a loan officer to the property in an effort to contact the borrower.

When contact is made with the borrower, we attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. All properties are inspected prior to foreclosure approval. Most borrowers pay before the deadline given and it is not necessary to start a foreclosure action. If it is, action starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer. In conjunction with commencing a foreclosure action, we perform a property evaluation to determine any potential loss. If there is a potential loss, an appropriate charge-off is taken to bring the loan balance in line with the value of the liquidated real estate. Charge-offs are reported to the board of directors. If the loan is deemed to be uncollectible, we seek the shortest redemption period possible thus waiving our right to collect any deficiency from the borrower. If we obtain the property at the foreclosure sale, we hold the property as real estate owned. We obtain a market evaluation of the property to determine that the carrying balance of the owned real estate is consistent with the market value of the property. Marketing of the property begins immediately following the Bank taking title to the property. The marketing is usually undertaken by a realtor knowledgeable of the particular market. Mortgage insurance claims are filed if the loan had mortgage insurance coverage. It is marketed after a market evaluation is obtained and any mortgage insurance claims are filed. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, Federal Housing Administration (FHA), Veterans Administration (VA), Department of Veterans Affairs (DVA), WHEDA, and Guaranteed Rural Housing are followed.

The collection procedures for consumer loans, excluding student loans and indirect consumer loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel review loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may pursue legal remedies ourselves or refer the matter to our legal counsel for further collection effort or charge-off a loan. Loans we deem to be uncollectible, or partially uncollectible are charged off so that the carrying balance approximates the value of the collateral. Charge-offs of consumer loans require the approval of a senior officer and are reported to the board of directors. All student loans are serviced by the Great Lakes Higher Education Servicing Corporation which guarantees their servicing to comply with all Department of Education Guidelines. Our student loan portfolio is guaranteed by the Great Lakes Higher Education Guaranty Corporation, which is reinsured by the U.S. Department of Education.

The collection procedures for multi-family, commercial real estate and commercial business loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 15 days past due. Our managers of the multi-family and commercial real estate loan areas review loans 10 days or more delinquent on a regular basis. If collection activity is unsuccessful, we may refer the matter to our legal counsel for further collection effort. Within 90 days, loans we deem to be uncollectible are proposed for repossession or foreclosure and partial or full charge-offs are taken to bring the loan balance in line with the expected collectibility of the loans. This legal action requires the approval of our board of directors, and charge offs are reported to the board.

Our policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate.

The following table presents information regarding non-accrual mortgage, consumer loans, commercial business loans, accruing loans delinquent 90 days or more, and foreclosed properties and repossessed assets as of the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
Non-accrual mortgage loans	$1,518	$1,399	$1,814	$730	$3,372
Non-accrual consumer loans	961	527	444	383	283
Non-accrual commercial business loans	6,809	5,357	346	750	—
Accruing loans delinquent 90 days or more	1,084	1,108	936	1,258	1,152

Total non-performing loans	10,372	8,391	3,540	3,121	4,807
Foreclosed properties and repossessed assets, net	630	750	383	2,281	3,018

Total non-performing assets	$11,002	$9,141	$3,923	$5,402	$7,825

Non-performing loans to total loans	0.61%	0.50%	0.19%	0.16%	0.44%
Non-performing assets to total assets	0.35%	0.32%	0.14%	0.19%	0.44%
Interest income that would have been recognized if non-accrual loans had been current	$384	$375	$139	$77	$245

There were no significant loans, which were considered to be impaired as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at December 31, 2002, 2001, 2000 or 1999. As discussed below, at December 31, 2003, there were loans totaling $12.9 million that are considered to be impaired. The average impaired loans for the year ended December 31, 2003 was $5.7 million and the interest received and recognized on the impaired loans was $308,000.

There are no restructured loans at the dates presented.

Total non-performing loans increased as of December 31, 2003, as compared to December 31, 2002, primarily as a result of an increase in non-accrual commercial business loans. In the fourth quarter of 2003, loans totaling $3.3 million to a single commercial borrower became impaired and classified as non-performing. We provided an additional $425,000 to the loan loss provision as a result of this classification. Total non-performing loans increased more significantly as of December 31, 2002, as compared to December 31, 2001, primarily as a result of an increase in non-accrual business loans. Of the increase during 2002, $3.2 million related to a single commercial business borrower with the remaining portion of the increase a result of the general decline in economic conditions affecting the borrower’s cash flow. Even with the reported increases, we believe non-performing loans and assets, expressed as a percentage of total loans and assets, are still below national averages for financial institutions, due in part to our loan underwriting standards. The increases relating to consumer loans also resulted from the decline in general economic conditions.

In view of the continuing weakness in the economy, we have increased the amount of management time to monitor the commercial business loan portfolio since that is an area particularly sensitive to economic downturns.

The ultimate results with these and other commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.

With the exception of mortgage loans insured or guaranteed by the FHA, VA or Guaranteed Rural Housing, we stop accruing income on loans when interest or principal payments are greater than 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and generally, we reverse outstanding interest that we previously credited to income. We may recognize income in the period that we collect it when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. We had $9.3 million, $7.3 million and $2.6 million of non-accrual loans at December 31, 2003, 2002 and 2001, respectively. Interest income that would have been recognized had such loans been performing in accordance with their contractual terms totaled approximately $384,000, $375,000 and $139,000 for the years ended December 31, 2003, 2002 and 2001, respectively. A total of approximately $381,000, $499,000 and $102,000 of interest income was actually recorded on such loans in 2003, 2002 and 2001, respectively.

All commercial business and commercial real estate loans which are greater than 90 days past due are considered to be potentially impaired. In addition, we may declare a loan impaired prior to a loan being 90 days past due, if we determine there is a question as to the collectibility of principal. Impaired loans are individually assessed to determine whether a loan’s carrying value is in excess of the fair value of the collateral or the present value of the loan’s cash flows discounted at the loan’s effective interest rate and if the carrying value is in excess, a loan loss allowance will be established.

Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. Foreclosed real estate is inspected periodically. Additional outside appraisals are obtained as deemed necessary. Additional write-downs may occur if the property value deteriorates. These additional write-downs are charged directly to current operations.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	At or for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$12,743	$12,245	$12,238	$6,948	$6,855
Provision for loan losses	1,304	760	723	423	350
Purchase of First Northern	—	—	—	5,028	—
Charge-offs:
Mortgage loans	(67)	(14)	(65)	(38)	(152)
Consumer loans	(415)	(428)	(337)	(156)	(189)
Commercial business loans	(19)	(39)	(415)	—	—

Total charge-offs	(501)	(481)	(817)	(194)	(341)
Recoveries:
Mortgage loans	113	66	26	1	40
Consumer loans	107	40	57	32	44
Commercial business loans	5	113	18	—	—

Total recoveries	225	219	101	33	84

Net (charge-offs) recoveries	(276)	(262)	(716)	(161)	(257)

Balance at end of period	$13,771	$12,743	$12,245	$12,238	$6,948

Net charge-offs to average loans	(0.02)%	(0.01)%	(0.04)%	(0.01)%	(0.02)%
Allowance for loan losses to total loans	0.80%	0.76%	0.67%	0.62%	0.64%
Allowance for loan losses to non-performing loans	132.77%	151.87%	345.90%	392.12%	144.54%

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

Loan loss allowances are reviewed monthly. General allowances are maintained by the following categories for performing loans to provide for unidentified inherent losses in the portfolios:

•	One- to four-family

•	Consumer

•	Multi-family and commercial real estate

•	Commercial business

Various factors are taken into consideration in establishing the loan allowance including: historical loss experience, economic factors and other factors, that, in management’s judgment would affect the collectibility of the portfolio as of the evaluation date. Adjustments to the allowance for loan losses are charged against operations as provision for loan losses.

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

Non-performing and Delinquent Loans. One- to four-family loans delinquent more than 90 days, multi-family and commercial real estate loans delinquent more than 30 days, consumer loans delinquent more than 90 days and commercial business loans delinquent more than 30 days are reviewed and analyzed by senior officers on an individual basis. Any loss is charged against the allowance by establishing a corresponding specific allowance for that loan from the general allowance. In such an event, the loan is then reduced by the amount of the specific allowance and a corresponding amount is charged off to the allowance for losses on loans.

By following careful underwriting guidelines, we have historically maintained low levels of non-performing loans to total loans. Our ratio of non-performing loans to total loans at December 31, 1999 was 0.44% and decreased through 2000, after which it increased somewhat. At December 31, 2003, the ratio was 0.61%. This recent increase was the result of two commercial borrowers where the economic slowdown has adversely impacted their businesses. At December 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $12.9 million.

We believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible continued weak economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. Accordingly, and because of the increased concentration of consumer loans, we have taken steps to increase our level of loan loss allowances over the last 5 years. At December 31, 2003, the allowance for loan losses as a percentage of total loans was 0.80% compared with 0.64% at December 31, 1999. Furthermore, the increase in the allowance for loan losses each year from 1999 to 2003 reflects our strategy of providing allowances for inherent losses in the portfolio, identifying potential losses in a timely manner, and providing an allowance to reflect changes in the components of the portfolio during that period.

Although we have established and maintained the allowance for loan losses at an amount that reflects management’s best estimate of the amount necessary to provide for probable and estimable losses on loans, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment and as the loan portfolio grows and its composition changes. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. One or more of these agencies, specifically the OTS or the Federal Deposit Insurance Corporation (“FDIC”), may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2002 and 2001—Provision for Loan Losses.” The following table represents our allocation of allowance for loan losses by loan category on the dates indicated:

	At December 31,
	2003		2002		2001		2000		1999
Loan Category	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
Mortgage loans
One- to four-family	$4,001	44.69%	$4,701	47.38%	$5,608	52.46%	$6,279	59.56%	$4,736	67.37%
Other	3,150	25.70	3,160	24.40	2,875	22.36	2,173	15.72	822	12.01

Total mortgage loans	7,151	70.39	7,861	71.78	8,483	74.82	8,452	75.28	5,558	79.38
Home equity lines	481	4.43	496	4.45	490	4.04	519	3.97	253	4.58
Consumer	2,398	20.95	2,380	20.27	2,320	17.92	2,483	17.80	617	12.47
Commercial business loans	3,741	4.23	1,507	3.50	952	3.22	784	2.95	520	3.57
Unallocated	—	—	499	0.00	—	0.00	—	0.00	—	0.00

Total allowance for loan losses	$13,771	100.00%	$12,743	100.00%	$12,245	100.00%	$12,238	100.00%	$6,948	100.00%

Investment Activities

Investment Securities. The Bank’s board of directors reviews and approves its investment policy on an annual basis. Senior officers, as authorized by the board of directors, implement this policy. The board of directors reviews investment activity on a monthly basis.

Our investment objectives are to meet liquidity requirements, generate a favorable return on investments without undue compromise to our other business objectives and our levels of interest rate risk, credit risk and investment portfolio concentrations. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal obligations, mortgage-related securities, mortgage derivative securities, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

The Bank’s investment policy allows participation in hedging strategies such as the use of financial futures, options or forward commitments or interest rate swaps but only with prior approval of the board of directors. We did not have any such hedging transactions in place at December 31, 2003. Our investment policy prohibits the purchase of non-investment grade bonds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-related securities, see “—Carrying Values, Yields and Maturities.”

At December 31, 2003, we had not invested funds in any single mutual fund in excess of 10% of our capital. All of our mutual fund investments are permissible investments under our investment policy and applicable laws and regulations. We carry our mutual fund investments at market value. At December 31, 2003, our mutual fund investments were in funds which invested primarily in mortgage-related securities.

We classify securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2003, all investment securities are classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity.

Mortgage-related Securities. Most of our mortgage-related securities are directly or indirectly insured or guaranteed by the Government National Mortgage Association (“GNMA”), Freddie Mac or Fannie Mae. The rest of the securities are investment-grade private placement collateralized mortgage obligations (“CMOs”). Private placement CMOs carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by agencies of the U.S. Government. We classify our entire mortgage-related securities portfolio as available-for-sale.

At December 31, 2003, mortgage-related securities available-for-sale totaled $1.1 billion, or 33.9% of total assets. This represents a significant increase from the prior year-end, as a consequence of the initial use of net proceeds of our public offering to purchase mortgage-related securities. At December 31, 2003, the mortgage-related securities portfolio had a weighted average yield of 4.57%. Of the mortgage-related securities we held at December 31, 2003, $1.0 billion, or 97.2%, had fixed rates and $29.4 million, or 2.8%, had adjustable-rates. Mortgage-related securities at December 31, 2003 included real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as CMOs.

Our CMOs have fixed and variable coupon rates ranging from 1.4625% to 6.00% and a weighted average yield of 4.43% at December 31, 2003. At December 31, 2003, CMOs totaled $963.3 million, which constituted 91.5% of the mortgage-related securities portfolio, or 31.0% of total assets. Our CMOs had an expected average life of 3.15 years at December 31, 2003. For a further discussion of our investment policies, including those for mortgage-related securities, see “—Investment Securities.” Purchases of mortgage-related securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans and other loans.

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

While mortgage-related securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect the value of mortgage-related securities.

The following table presents our investment securities and mortgage-related securities activities for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Investment securities available-for-sale:
Carrying value at beginning of period	$73,226	$93,059	$94,129
Purchases	128,501	36,390	174,938
Sales	(8,076)	—	—
Calls	(700)	(4,023)	(14,000)
Maturities	(124,051)	(50,960)	(163,178)
Principal payments	—	(937)	(563)
Premium amortization and discount accretion, net	122	134	503
(Decrease) increase in unrealized gains	(1,189)	(437)	1,230

Net decrease in investment securities	(5,393)	(19,833)	(1,070)

Carrying value at end of period	$67,833	$73,226	$93,059

Mortgage-related securities available-for-sale:
Carrying value at beginning of period	$618,123	$521,084	$464,873
Purchases	923,451	365,312	176,658
Principal payments	(470,994)	(275,518)	(128,256)
Premium amortization and discount accretion, net	(2,229)	(253)	723
Increase (decrease) in unrealized gains	(15,002)	7,498	7,086

Net increase in mortgage-related securities	435,226	97,039	56,211

Carrying value at end of period	$1,053,349	$618,123	$521,084

The following table presents the fair value of our money market investments, investment securities and mortgage-related securities portfolios at the dates indicated. It also presents the coupon type for the mortgage-related securities portfolio. For all securities and for all periods presented, the carrying value is equal to fair value.

	At December 31,
	2003 Carrying/ Fair Value	2002 Carrying/ Fair Value	2001 Carrying/ Fair Value
	(Dollars in thousands)
Money market investments
Interest-earning deposits	$20,119	$36,462	$35,338
Federal funds sold	30,000	165,000	175,000

Total money market investments	$50,119	$201,462	$210,338

Investment securities available-for-sale
Mutual funds	$44,697	$34,034	$32,982
United States government and federal agency obligations.	21,736	28,212	41,319
Corporate issue securities	—	9,563	17,189
Freddie Mac stock	1,400	1,417	1,569

Total investment securities available-for-sale	$67,833	$73,226	$93,059

Mortgage-related securities available-for-sale by issuer:
Freddie Mac	$518,172	$288,113	$161,895
Fannie Mae	445,496	296,604	328,630
Private placement CMO’s	543	8,406	28,783
GNMA	89,138	25,000	1,776

Total mortgage-related securities	$1,053,349	$618,123	$521,084

Total investment portfolio	$1,171,301	$892,811	$824,481

Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of our investment securities and mortgage-related securities at March 31, 2003. Mortgage-related securities are presented by issuer and by coupon type.

	At December 31, 2003
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
Mutual funds	$44,697	2.03%	$—	—%	$—	—%	$—	—%	$44,697	2.03%
United States government and agencies	10,800	3.86	10,936	3.75	—	—	—	—	21,736	3.80
Corporate issues	—	—	—	—	—	—	—	—	—	—
Taxable municipal							—	—
Freddie Mac stock	1,400	1.73	—	—	—	—	—	—	1,400	1.73

Total investment securities	$56,897	2.37	$10,936	3.75	$—	$—	$—	—	$67,833	2.59

Mortgage-related securities available-for-sale:
By issuer:
GNMA pass-through certificates	$2	7.52	$109	8.27	$—	—%	$2,622	4.33	$2,733	4.49
Fannie Mae pass-through certificates	—	—	1,874	5.89	20,858	5.98	60,712	6.11	83,444	6.07
Freddie Mac pass-through certificates	1	8.11	220	6.59	1,870	5.87	1,751	6.58	3,842	6.24
Private CMO’s	—	—	—	—	414	6.12	129	3.63	543	5.53
Freddie Mac, Fannie Mae and GNMA-REMICs	—	—	1,871	5.33	47,072	3.45	913,844	4.48	962,787	4.43

Total mortgage-related securities	3	7.72	4,074	5.74	70,214	4.25	979,058	4.58	1,053,349	4.57

By coupon type:
Adjustable rate	—	—	1,871	5.33	—	—	27,494	4.25	29,365	4.32
Fixed rate	3	7.72	2,203	6.08	70,214	4.28	951,564	4.59	1,023,984	4.58

Total mortgage-related securities	$3	7.72%	$4,074	5.74%	$70,214	4.28%	$979,058	4.58%	$1,053,349	4.57%

Total investment and mortgage-related securities portfolio	$56,900	2.37%	$15,010	4.29%	$70,214	4.28%	$979,058	4.58%	$1,121,182	4.45%

Deposits

We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and time deposits. We also offer IRA time deposit accounts.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our 71 bank offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We have, from time to time, used brokers to obtain wholesale deposits to a limited extent. At December 31, 2003, we had approximately $16.1 million of brokered wholesale deposits.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings accounts, money market accounts and demand accounts) represented 42.2% of total deposits on December 31, 2003. At December 31, 2003, time deposits with remaining terms to maturity of less than one year amounted to $510.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Gap Analysis.”

The following table presents our deposit activity for the periods indicated:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Total deposits at beginning of period	$2,126,655	$2,090,440	$1,894,820
Net deposits (withdrawals)	(127,283)	(26,619)	115,105
Interest credited, net of penalties	52,918	62,834	80,515

Total deposits at end of period	$2,052,290	$2,126,655	$2,090,440

Net increase (decrease)	$(74,365)	$36,215	$195,620

Percentage increase (decrease)	(3.50)%	1.73%	10.32%

At December 31, 2003, we had $149.7 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$36,693
Over three months through six months	10,331
Over six months through 12 months	14,652
Over 12 months through 24 months	35,595
Over 24 months through 36 months	17,235
Over 36 months	35,184

Total	$149,690

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	At December 31,
	2003			2002			2001
	Amount	Percent of total deposits	Weighted average nominal rate	Amount	Percent of total deposits	Weighted average nominal rate	Amount	Percent of total deposits	Weighted average nominal rate
	(Dollars in thousands)
Savings	$240,543	11.72%	0.43%	$230,170	10.82%	0.63%	$214,859	10.28%	1.19%
Interest-bearing demand	157,231	7.66	0.22	149,008	7.01	0.37	137,317	6.57	0.64
Money market	358,003	17.44	1.05	351,433	16.53	1.62	335,946	16.07	2.08
Non-interest bearing demand	110,099	5.36	0.00	98,941	4.65	0.00	96,362	4.61	0.00

Total	865,876	42.18	0.59	829,552	39.01	0.93	784,484	37.53	1.33

Certificates:
Time deposits with original maturities of:
Three months or less	136,756	6.66	1.22	125,771	5.91	2.06	95,946	4.59	2.68
Over three months to twelve months	172,181	8.39	1.48	248,269	11.67	2.53	187,960	8.99	3.94
Over twelve months to twenty-four months	215,428	10.50	2.88	336,919	15.84	3.83	713,413	34.12	5.43
Over twenty-four months to thirty-six months	183,880	8.96	3.75	167,574	7.88	5.12	208,859	9.99	5.79
Over thirty-six months to forty-eight months	202,155	9.85	4.29	188,180	8.85	4.34	29,998	1.44	5.50
Over forty-eight months to sixty months	274,756	13.40	4.98	227,265	10.69	5.31	67,717	3.24	5.80
Over sixty months	1,258	0.06	6.66	3,125	0.15	5.90	2,063	0.10	6.41

Total time deposits	1,186,414	57.82	3.35	1,297,103	60.99	3.91	1,305,956	62.47	5.09

Total deposits	$2,052,290	100.00%	2.19%	$2,126,655	100.00%	2.75%	$2,090,440	100.00%	3.68%

Borrowings

We borrow funds to finance our lending and investing activities. Substantially all of our borrowings take the form of advances from the FHLB of Chicago. At December 31, 2003 we had borrowings totaling $231.8 million with maturities of less than one year. We have pledged all of our residential mortgage loans as blanket collateral for these advances and future advances. The FHLB of Chicago offers a variety of borrowing options with fixed or variable rates, flexible repayment options, and fixed or callable terms. We choose the rate, repayment option, and term to fit the purpose of the borrowing. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”

The following table sets forth certain information regarding our borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31,
	2003	2002	2001	2000
	(Dollars in thousands)
Balance outstanding at end of year:
Notes payable to FHLB	$299,491	$332,299	$442,025	$546,489
Overnight borrowings from FHLB	—	—	—	20,225
Other borrowings	—	22,679	23,335	910
Weighted average interest rate at end of year:
Notes payable to FHLB	5.52%	5.57%	5.75%	6.31%
Overnight borrowings from FHLB	—	—	—	6.85%
Other borrowings	—	0.99%	1.39%	5.74%
Maximum amount outstanding during the year:
Notes payable to FHLB	$332,398	$445,414	$547,653	$546,760
Overnight borrowings from FHLB	15,000	5,480	29,275	120,900
Other borrowings	22,679	19,835	60,720	2,820
Average amount outstanding during the year:
Notes payable to FHLB	$318,942	$395,351	$491,248	$289,032
Overnight borrowings from FHLB	72	25	6,348	20,145
Other borrowings	430	3,309	5,285	84
Weighted average interest rate during the year:
Fixed interest rate notes payable to FHLB	5.61%	5.68%	5.91%	6.56%
Overnight borrowings from FHLB	1.38%	1.53%	5.74%	6.56%
Other borrowings	0.98%	1.45%	3.38%	6.29%

Borrowings decreased to $299.5 million at December 31, 2003, as compared to $355.0 million at December 31, 2002, primarily as a result of the proceeds of loan sales and deposit growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Financial Condition at December 31, 2003 and 2002.”

Average Balance Sheet and Rate Yield Analysis

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Average Equity to Average Assets

The ratio of average equity to average assets measures a financial institution’s financial strength. At December 31, 2003, 2002, 2001, 2000, and 1999 our average equity to average assets ratio was 14.0%, 10.9%, 10.4%, 9.7%, and 9.6%, respectively.

Cash Dividends

We paid cash dividends of $0.120 per share in 2003; $0.093 per share in 2002, and $0.076 per share in 2001. We did not pay any cash dividends in 2000 because our initial conversion was not completed until late in the year.

Subsidiaries

Lake Financial and Insurance Services, Inc., a wholly owned subsidiary of the Bank, provides investment, brokerage and insurance services to the Bank’s customers and the general public. Investment services include tax deferred and tax free investments, mutual funds, and government securities. Personal insurance, business insurance, life and disability insurance and mortgage protection products are also offered by Lake Financial.

Mutual Investment Corporation, a wholly owned subsidiary of the Bank, owns and manages part of the investment portfolio. First Northern Investment Inc. (“FNII”), a wholly owned subsidiary of the Bank, also owns and manages investments and SFC’s indirect automobile loans.

MC Development LTD, a wholly owned subsidiary of the Bank, is involved in land development and sales. It owns two parcels of undeveloped land consisting of 15 acres in Brown Deer, Wisconsin and 318 acres in Oconomowoc, Wisconsin. See “—Properties.”

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

Employees

At December 31, 2003, we employed 742 full time and 87 part time associates. Management considers its relations with its associates to be good.

Regulation

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Bank and the Company.

General

The Bank is a federally chartered stock savings association, chartered as a savings bank, whose primary regulator is the OTS. The FDIC, under the Savings Association Insurance Fund (“SAIF”), insures its deposit accounts up to applicable limits. The Bank is currently subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and by the FDIC as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. In addition, the Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

The OTS currently conducts periodic examinations to assess the Bank’s compliance with various regulatory requirements. In addition, the FDIC has the right to perform examinations of the Bank should the OTS or the FDIC determine the Bank is in a weakened financial condition or a failure is foreseeable. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Company is a Wisconsin corporation registered with the OTS as a unitary savings and loan holding company. It files reports with the OTS and is subject to regulation and examination by the OTS. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws and regulations, whether by the OTS, the FDIC, the SEC, or through legislation, could have a material adverse impact on the Bank and the Company, and their operations and shareholders.

Certain of the laws and regulations applicable to the Bank and the Company are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Federal Regulation of the Bank

General. As a federally chartered, FDIC-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the FDIC and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.

The OTS regularly examines the Bank and issues a report on its examination findings to the Bank’s board of directors. The Bank’s relationships with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions.

Regulatory Capital Requirements. OTS capital regulations require savings associations such as the Bank to meet three capital standards. The minimum standards are tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3% of adjusted total assets, and risk-based capital equal to at least 8% of total risk-weighted assets. These capital standards are in addition to the capital standards promulgated by the OTS under its prompt corrective action regulations, as described below under the heading “Prompt Corrective Action.”

Tangible capital is defined as core capital less all intangible assets and certain mortgage servicing rights. Core capital is defined as common shareholders’ equity, noncumulative perpetual preferred stock, related surplus and minority interests in the equity accounts of fully consolidated subsidiaries, nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, mortgage servicing rights and investments in certain non-includable subsidiaries.

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

OTS rules require a deduction from capital for institutions that have unacceptable levels of interest rate risk. The OTS calculates the sensitivity of an institution’s net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, is deducted from an institution’s total capital in order to determine if it meets its risk-based capital requirement.

Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings associations to make capital distributions, including dividend payments.

OTS regulations require the Bank to give the OTS 30 days’ advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends.

OTS regulations impose uniform limitations on the ability of all savings banks and associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, the regulation utilizes a three-tiered approach permitting various levels of distributions based primarily upon a savings bank’s capital level.

The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus it retained net income for the preceding two years, less any distributions previously paid during the year. Additional dividends or distributions would require further OTS approval.

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

Liquidity Standard. Each federal savings association is required to maintain sufficient liquidity to ensure its safe and sound operations.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Chicago, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB of Chicago.

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

Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), the Bank is a voluntary member of the FHLB of Chicago. The Bank could withdraw or reduce its stock ownership in the FHLB of Chicago, although it has no current intention to do so. The FHLB of Chicago contributes to affordable housing programs through direct loans, interest subsidies on advances, and grants targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of dividends paid by the FHLB of Chicago and could continue to do so in the future.

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking, NOW, and Super NOW checking accounts and non-personal time deposits. Savings institutions have authority to borrow from the Federal Reserve System “discount window,” but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Deposit Insurance. The deposit accounts held by customers of the Bank are insured by the SAIF to a maximum of $100,000 as permitted by law. Insurance on deposits may be terminated by the FDIC if it finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS as the Bank’s primary regulator. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of the Bank’s deposit insurance.

The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor).

An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under the GLB Act is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OTS has the discretion to treat subsidiaries of a savings association as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

Acquisitions and Mergers. Under the federal Bank Merger Act, any merger of the Bank with or into another institution would require the approval of the OTS, or the primary federal regulator of the resulting entity if it is not an OTS-regulated institution. See also “Acquisition of Bank Mutual Corporation” below for a discussion of factors relating to acquisitions of the Company.

Prohibitions Against Tying Arrangements. Savings associations such as the Bank are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A savings association is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

Customer Privacy. Savings associations such as the Bank are required to develop and maintain privacy policies relating to information on the customers, restrict and establish procedure practices to protect customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.

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

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

•	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

•	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;

•	for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

•	for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

•	for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the limit is 85%.

Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the savings association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association, including applications for additional branches and acquisitions.

Among other things, the CRA regulations contain an evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

The CRA requires the OTS, in the case of the Bank, to provide a written evaluation of a savings association’s CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an association’s CRA rating. The Bank and First Northern each received at least “satisfactory” overall ratings in their most recent CRA examinations.

Safety and Soundness Standards. Each federal banking agency, including the OTS, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized insured institutions. The OTS, as well as the other federal banking regulators, adopted the FDIC’s regulations governing the supervisory actions that may be taken against undercapitalized institutions. These regulations establish and define five capital categories, in the absence of a specific capital directive, as follows:

Category	Total Capital to Risk Weighted Assets	Tier 1 Capital to Risk Weighted Assets	Tier 1 Capital to Total Assets
Well capitalized	≥10%	≥6%	≥5%
Adequately capitalized	≥ 8%	≥4%	≥4%*
Under capitalized	< 8%	<4%	<4%*
Significantly undercapitalized	< 6%	<3%	<3%
Critically undercapitalized	Tangible assets to capital of < 2%

*	3% if the bank receives the highest rating under the uniform system

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All savings associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. The FDIC or the OTS, in the case of the Bank, is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized savings association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized”; and

•	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a savings association fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured savings association. If one or more grounds exist for appointing a conservator or receiver for a savings association, the FDIC may require the association to issue additional debt or stock, sell assets, be acquired by a depository bank or savings association holding company or combine with another depository savings association. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized savings association within 90 days after the association becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the savings association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the association is viable.

Loans to Insiders. A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank’s loans. All loans by a savings association to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the savings association’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings association, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings association’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings association and that does not give any preference to insiders of the association over other employees of the association.

The USA PATRIOT Act. In response to the terrorist attacks of September 11, 2001, Congress adopted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By means of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks and savings associations.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	All financial institutions must establish anti-money laundering programs that include, at minimum; (a) internal policies, procedures, and controls; (b) specific designation of an anti-money laundering compliance officer; (c) ongoing employee training programs, and (d) an independent audit function to test the anti-money laundering program.

•	The Secretary of the Treasury, in conjunction with other bank regulators, may issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Financial institutions that establish, maintain, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and bank merger applications.

Certain provisions of the USA Patriot Act expire in 2004 and, even if renewed, may be changed as part of the renewal process.

Bank Mutual Corporation Regulation

Holding Company Regulation

Bank Mutual Corporation is a savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank.

Non-grandfathered unitary savings and loan holding companies are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies. The Company is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by OTS regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Federal Securities Laws

Bank Mutual Corporation common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was adopted in response to public concerns regarding corporate accountability in connection with the accounting and corporate governance scandals at several prominent companies. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. It applies to all public companies, including the Company, that file periodic reports with the SEC, under the Securities Exchange Act.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and national securities exchanges and associations to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC, and increases penalties for violation. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses, among other matters:

•	audit committees and auditor independence;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities if the issuer’s financial statements later require restatement;

•	a prohibition on insider trading during retirement plan black out periods;

•	further disclosure of off-balance sheet transactions;

•	a prohibition on many personal loans to directors and officers (with exceptions for financial institutions);

•	expedited filing requirements for reporting of insiders’ transactions; and

•	disclosure of a code of ethics and disclosure of a change or waiver of such code.

Because some OTS accounting and governance regulations also refer to the SEC’s regulations, the Sarbanes-Oxley Act also may affect the Bank.

The Securities and Exchange Commission has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in filings pursuant to the Exchange Act. This rule making is ongoing, and some of the related rules have not yet become effective.

Acquisition of Bank Mutual Corporation

Under federal law, no person may acquire control of Bank Mutual Corporation or the Bank without first obtaining, as summarized below, the approval of such acquisition of control by the Office of Thrift Supervision. Under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company must file a notice with the OTS. In addition, any person or group acting in concert seeking to acquire more than 25% of the outstanding shares of the Company’s common stock will be required to obtain the prior approval of the OTS. Under regulations, the OTS generally has 60 days within which to act on such applications, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Company and the Bank, and the antitrust effects of the acquisition.

Office of Thrift Supervision conversion regulations prohibit, without the prior written approval of the OTS, any person from making an offer, announcing an intent to make an offer or participating in any other arrangement to purchase stock or acquiring stock in an institution or its holding company from another person, or actually acquiring shares in the converting institution or its holding company, for a period of three years from the date of the completion of the conversion if, upon the completion of such offer, announcement or acquisition, that person would become the beneficial owner of more than 10% of the outstanding stock of the institution or its holding company. The OTS has defined “person” to include any individual, group acting in concert, corporation, partnership, association, joint stock company, trust, unincorporated organization or similar company, a syndicate or any other group formed for the purpose of acquiring, holding or disposing of securities of an insured institution. However, offers made exclusively to a bank or its holding company, or an underwriter or member of a selling group acting on the converting institution’s or its holding company’s behalf for resale to the general public are excepted. The Company’s conversion was completed on October 29, 2003. The regulation also provides civil penalties for willful violation or assistance in any such violation of the regulation by any person connected with the management of the converting institution or its holding company or who controls more than 10% of the outstanding shares or voting rights of a converted institution or its holding company.

Federal and State Taxation

Federal Taxation. The Company and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting.

Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the “Job Protection Act”) repealed the “reserve method” of accounting for bad debts by most thrift institutions effective for the taxable years beginning after 1995. Larger thrift institutions such as the Bank are now required to use the “specific charge-off method.” The Job Protection Act also granted partial relief from reserve recapture provisions, which are triggered by the change in method. This legislation did not have a material impact on our financial condition or results of operations.

The federal income tax returns for the Company’s subsidiaries have been examined and audited or closed without audit by the IRS for tax years through 1999.

Depending on the composition of its items of income and expense, the Company may be subject to alternative minimum tax (“AMT”) to the extent AMT exceeds the regular tax liability. AMT is calculated at 20% of alternative minimum taxable income (“AMTI”). AMTI equals regular taxable income increased by certain tax preferences, including depreciation deductions in excess of allowable AMT amounts, certain tax-exempt interest income and 75% of the excess of adjusted current earnings (“ACE”) over AMTI. ACE equals AMTI adjusted for certain items, primarily accelerated depreciation and tax-exempt interest. The payment of AMT would create a tax credit, which can be carried forward indefinitely to reduce the regular tax liability in future years.

State Taxation. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of our consolidated income tax group except our Nevada subsidiaries. Presently, the income of the Nevada subsidiaries is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, see “Management’s Discussion and Analysis of Financial Condition—Comparisons of Operating Results for the Years Ended December 31, 2003 and 2002—Income Taxes” for a discussion of Wisconsin tax developments relating to these subsidiaries.

Item 2. Properties

The Company and its subsidiaries conducts its business through its executive office, an operations center and 71 banking offices, which had an aggregate net book value of $40.1 million as of December 31, 2003. The following table shows the location of our offices, whether they are owned or leased, and the expiration date of the leases for the leased offices.

Location	Original Date Leased or Acquired	Leased or Owned*	Location	Original Date Leased or Acquired	Leased or Owned*
Executive Office:
4949 West Brown Deer Road Brown Deer, WI 53223	1991	Owned

Southeast Region:
Milwaukee Metro Area:
Bayshore Mall 5900 N. Port Washington Road Glendale, WI 53217	1971	Leased (2009)	Brookfield 17100 W. Capitol Drive Brookfield, WI 53005	1973**	Owned

Brookfield Square 400 N. Moorland Road Brookfield, WI 53005	1975	Leased (2006)	Brown Deer 4801 W. Brown Deer Road Brown Deer, WI 53223	1979	Owned

Capitol Drive 8050 W. Capitol Drive Milwaukee, WI 53222	1976	Owned	Cedarburg W62 N248 Washington Avenue Cedarburg, WI 53012	1978**	Leased (2006)

Downtown 510 E. Wisconsin Avenue Milwaukee, WI 53202	1955	Owned	Grafton 2030 Wisconsin Avenue Grafton, WI 53024	1978	Owned

Howell Avenue 3847 S. Howell Avenue Milwaukee, WI 53207	1977	Owned	Mayfair Mall 2600 N. Mayfair Road Wauwatosa, WI 53226	2001	Leased (2011)

Menomonee Falls W178 N9379 Water Tower Place Menomonee Falls, WI.53051	2003	Owned	Mequon 11249 N. Port Washington Road Mequon, WI 53092	1970**	Owned

Oak Creek 8780 S. Howell Avenue Oak Creek, WI 53154	1972	Owned	Oklahoma Avenue 6801 W. Oklahoma Avenue Milwaukee, WI 53219	1982	Owned

Sherman Park 4812 W. Burleigh Street Milwaukee, WI 53210	1950**	Owned	Southgate 3340 S. 27th Street Milwaukee, WI 53215	1967	Owned

Southridge Mall 5300 S. 76th Street Greendale, WI 53129	1978	Leased (2006)	Thiensville 208 N. Main Street Thiensville, WI 53092	1960**	Owned

West Allis 10296 W. National Avenue West Allis, WI 53227	1976	Owned

Madison Area:
Downtown 23 S. Pinckney Street Madison, WI 53703	1980	Leased (2008)	West 5521 Odana Road Madison, WI 53719	1982	Leased (2011)

Middleton 6209 Century Avenue Middleton, WI 53562	1978	Owned	Monona 5320 Monona Drive Monona, WI 53716	1981	Owned

Sheboygan Area:
Sheboygan 801 N. 8th Street Sheboygan, WI 53081	1973	Owned	Sheboygan Motor Bank 730 N. 9th Street Sheboygan, WI 53081	1984	Owned

Location	Original Date Leased or Acquired	Leased Or Owned	Location	Original Date Leased or Acquired	Leased or Owned
Additional Southeast Locations:
Beaver Dam: 130 W. Maple Avenue Beaver Dam, WI 53916	1975	Owned	Beloit: 3 Beloit Mall Shopping Center Beloit, WI 53511	1971	Leased (2012)

Berlin: 103 E. Huron Street Berlin, WI 54923	1973	Owned	Fond du Lac: W6606A Highway 23 Fond du Lac, WI 54937	2000	Owned

Janesville: 2111 Holiday Drive Janesville, WI 53545	1973	Owned	Portage: 145 E. Cook Street Portage, WI 53901	1976	Owned

Northeast Region:

Greater Green Bay Area:
201 N. Monroe Avenue Green Bay, WI 54301-4995	1975**	Owned	2255 University Avenue Green Bay, WI 54308-8046	1970**	Owned

2357 S. Oneida Street Green Bay, WI 54304-5286	1971**	Owned	2603 Glendale Avenue Green Bay, WI 54313-6823	1986**	Owned

2370 East Mason Street Green Bay, WI 54302-3347	1985**	Owned	2424 West Mason Street Green Bay, WI 54303-4711	1992**	Owned

749 Main Avenue De Pere, WI 54115-5190	1972**	Owned	330 North Broadway De Pere, WI 54115-5250	1979**	Owned

201 West Walnut St. (Operations Center) Green Bay, WI 54303	1999**	Leased (2004)

Fox Valley Area:
Appleton 4323 W. Wisconsin Avenue Fox River Mall Appleton, WI 54915	1985	Leased (2004)	Neenah 101 W. Wisconsin Avenue Neenah, WI 54956	1974	Owned

Marinette Area:
830 Pierce Avenue Marinette, WI 54143-0318	1972**	Owned	Pine Tree Mall 2314 Roosevelt Road Marinette, WI 54143-0345	1978**	Leased (2006)

Brillion:			Crivitz:
314 N. Main Street Brillion, WI 54110-1198	1973**	Owned	315 Highway 141 Crivitz, WI 54114-0340	1985**	Owned

Hortonville:			Kiel:
209 South Nash Street Hortonville, WI 54944	1979**	Owned	622 Fremont Street Kiel, WI 53042-1321	1970**	Owned

New Holstein:			New London:
2205 Wisconsin Avenue New Holstein, WI 53061-1291	1976**	Owned	101 Park Street New London, WI 54961	1969**	Owned

Peshtigo:			Shawano:
616 French Street Peshtigo, WI 54157-0193	1975**	Owned	835 E. Green Bay Avenue Shawano, WI 54166-0396	1981**	Owned

Sturgeon Bay:
1227 Egg Harbor Road Sturgeon Bay, WI 54235-0068	1978**	Owned

Location	Original Date Leased or Acquired	Leased Or Owned*	Location	Original Date Leased or Acquired	Leased Or Owned*
Northwest Region:
Eau Claire:
Downtown 319 E. Grand Avenue Eau Claire, WI 54701	1968**	Owned	Mall 2812 Mall Drive Eau Claire, WI 54701	1972**	Owned

Cub Foods 2717 Birch Street Eau Claire, WI 54703	1996**	Leased (2005)	Pinehurst 2722 Eddy Lane Eau Claire, WI 54703	1986**	Owned

Chippewa Falls Area:
Downtown 35 W. Columbia Chippewa Falls, WI 54729	1975**	Owned	Falls Pick’N Save 303 Prairie View Road Chippewa Falls, WI 54729	1995**	Leased (2005)

Menomonie Area:
Downtown 717 Main Street Menomonie, WI 54751	1967**	Owned	North 2409 Hills Ct. N.E Menomonie, WI 54751	1978**	Owned

Barron: 1512 E. Division Ave. (Hwy. 8) Barron, WI 54812	1995**	Owned	Bloomer: 1203 17th Avenue Bloomer, WI 54724	1995**	Owned

Cornell: 422 Main Street Cornell, WI 54732	1980**	Leased (month to month)	Ellsworth: 385 W. Main Street Ellsworth, WI 54011	1975**	Owned

Hayward: 10562 Kansas Avenue Hayward, WI 54843	1984**	Owned	Hudson: 2000 Crestview Drive Hudson, WI 54016	1979**	Owned

Rice Lake: 2850 Pioneer Avenue Rice Lake, WI 54868	1979**	Owned	Spooner: 500 Front Street Spooner, WI 54801	1995**	Owned

St. Croix Falls: 144 Washington Street N St. Croix Falls, WI 54024	1980**	Owned	Stanley: 118 N. Broadway Stanley, WI 54768	1978**	Owned

Woodbury, Minnesota: 8420 City Centre Drive Woodbury, MN 55125	1995**	Owned

*	If a leased property, the chart also shows year of lease expiration.
**	Date originally opened by an institution which was acquired by the Bank.

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

Item 3. Legal Proceedings

The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The table below sets forth certain information regarding the persons who have been determined, by our board of directors, to be executive officers of the Company. These persons will continue in the same positions with the successor the Company.

Name and Age	Offices and Positions with Bank Mutual Corporation and the Bank*	Executive Officer Since (1)
Michael T. Crowley, Jr., 61	Chairman, President and Chief Executive Officer of Bank Mutual Corporation; President and Chief Executive Officer of the Bank (2)	1968
Eugene H. Maurer, Jr., 58	Senior Vice President and Secretary of Bank Mutual Corporation; Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank	1982
Rick B. Colberg, 51	Chief Financial Officer of Bank Mutual Corporation; Vice President of the Bank (3)	1980
Marlene M. Scholz, 58	Senior Vice President and principal accounting officer of Bank Mutual Corporation; Senior Vice President and Controller of the Bank	1981
P. Terry Anderegg, 53	Senior Vice President—Retail Operations of the Bank (4)	1993
Christopher J. Callen, 60	Senior Vice President—Lending of the Bank (4)(5)	1998

*	Excluding directorships and excluding positions with Bank subsidiaries. Those positions do not constitute a substantial part of the officers’ duties.
(1)	Indicates date when individual first held an executive officer position with the Bank or First Northern Savings. Each of these persons, other than Mr. Anderegg and Mr. Callen, became a Bank Mutual Corporation executive officer in 2000.
(2)	Michael Crowley, Jr. also is a director of PULSE EFT Association, an ATM network of which the Bank is a member. Mr. Crowley, Jr. became president of Bank Mutual Corporation in 2003.
(3)	Rick Colberg is the chief financial officer of Bank Mutual Corporation. He is also Vice President of the Bank since 2003, when First Northern Savings merged into it. Previously he was senior vice president, chief financial officer, and treasurer of First Northern Savings; he had served as chief financial officer since 1980, treasurer since 1982 and senior vice president since 1997.
(4)	This position has been considered to be an executive officer position of Bank Mutual Corporation since May 2003, as a result of the merger of the subsidiary banks.
(5)	Christopher Callen is the Senior Vice President-Lending of the Bank. He has served in that position since 1998. He previously was an executive for a commercial bank and a consultant in the banking industry.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

The common stock of the Company is traded on The Nasdaq Stock Market® under the symbol “BKMU.”

As of February 25, 2004, there were 78,783,849 shares of common stock outstanding and approximately 6,839 shareholders of record. Bank Mutual Corporation became a publicly held corporation on November 1, 2000 and we did not pay a cash dividend in 2000. We paid a cash dividend of $0.120 per share in 2003. We increased our cash dividend to $0.040 per share to shareholders of record on February 18, 2004 which was paid March 2, 2004.

We anticipate that we will continue to pay quarterly cash dividends on our common stock, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment of dividends in the future is discretionary with our board of directors and will depend on our operating results and financial condition, regulatory limitations, tax considerations and other factors. For the first three quarters of 2003 and for the years 2002 and 2001, the MHC had waived receiving cash dividends from Bank Mutual Corporation.

Interest on deposits will be paid prior to payment of dividends on Bank Mutual Corporation’s common stock. Earnings appropriated to bad debt reserves and deducted for federal income tax purposes cannot be used to pay cash dividends without the payment of federal income taxes on the amounts removed from the reserves for such purpose at the then current income tax rate.

Our common stock trades on The Nasdaq Stock Market®. The high and low trading prices from January 1, 2002 through December 31, 2003, by quarter, and the dividends paid in each quarter, were as follows:

COMMON STOCK TRADING PRICE RANGE

(High and Low Sales Price)

	2003		2002		2001
	High	Low	High	Low	High	Low
1st Quarter	$6.937	$6.259	$4.770	$4.151	$3.032	$2.573
2nd Quarter	$9.625	$8.723	$5.681	$4.634	$3.901	$2.794
3rd Quarter	$11.846	$10.075	$5.931	$4.784	$4.907	$3.707
4th Quarter	$12.600	$11.000	$6.951	$5.469	$4.645	$4.048

CASH DIVIDENDS PAID*

	2003	2002	2001
1st Quarter	$0.027	$0.022	$0.019
2nd Quarter	0.027	0.022	0.019
3rd Quarter	0.030	0.025	0.019
4th Quarter	0.035	0.025	0.019

	$0.120	$0.093	$0.076

*	Per share cash dividends have been rounded and reflect the exchange of 3.6686 shares of Bank Mutual Corporation for every share of the “old” Bank Mutual Corporation.

A cash dividend of $0.04 per share, a 14.3% increase over the fourth quarter of 2003 cash dividend of $0.035 per share, was paid on March 2, 2004 to shareholders of record on February 18, 2004.

During the first two months of 2004, Bank Mutual’s common stock sales price ranged between $10.90 to $11.55 per share, and closed on February 27, 2004 at $10.93 per share

Bank Mutual Corporation did not repurchase any stock in the fourth quarter of 2003, except that it paid cash in lieu of fractional share interests which resulted from the conversion of old shares of common stock into new shares. An aggregate of approximately $20,351 was paid for fractional interests totaling 2,035.14 shares.

Item 6. Selected Financial Data

Selected Financial Highlights

The following table provides selected financial data for Bank Mutual Corporation for its past five fiscal years. The data is derived from the Company’s (and Mutual Savings’) audited financial statements, although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

On November 1, 2000, Mutual Savings Bank converted from a mutual to stock form of organization, completing a restructuring that resulted in the creation of Bank Mutual Corporation as its publicly-held holding company. The transactions included the Company’s stock offering and the Company’s related acquisition of First Northern. Under the purchase accounting method, First Northern’s results are included from the date of acquisition, and results prior to those dates are those of Mutual Savings Bank.

On October 29, 2003, the Company completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered company and in effect sold the MHC’s investment in the Company to the public. Approximately $404.8 million of new capital was obtained in the October 29, 2003 conversion.

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands except number of shares and per share amounts)
Selected Financial Condition Data:
Total assets	$3,108,527	$2,843,328	$2,905,790	$2,789,532	$1,769,506
Loans receivable, net	1,712,278	1,685,662	1,831,155	1,972,636	1,082,795
Loans held for sale	4,056	46,971	32,321	7,469	541
Securities available-for-sale, at fair value:
Investment securities	67,833	73,226	93,059	94,129	57,763
Mortgage-related securities	1,053,349	618,123	521,084	464,873	374,100
Foreclosed properties and repossessed assets	630	750	382	2,281	3,018
Goodwill	52,570	52,570	52,570	55,967	8,254	(3)
Other intangible assets	5,073	5,734	6,396	7,057	3,242	(3)
Mortgage servicing rights	4,698	3,060	4,251	3,442	1,430
Deposits	2,052,290	2,126,655	2,090,440	1,894,820	1,343,007
Borrowings	299,491	354,978	465,360	567,624	242,699
Shareholders’ equity	731,080	323,075	304,098	284,397	163,820
Tangible shareholders’ equity	670,771	264,011	243,486	220,757	152,194
Number of shares outstanding – net of treasury stock(1)	78,775,779	79,802,950	81,946,124	81,962,632	n/a
Book value per share(1)	9.28	4.05	3.71	3.47	n/a
Tangible book value per share(1)	8.51	3.31	2.97	2.69	n/a

	For the Year Ended December 31,
	2003	2002	2001	2000		1999(3)
	(In thousands except per share amount)
Selected Operating Data:
Total interest income	$141,070	$165,432	$190,986	$135,711		$118,302
Total interest expense	69,482	87,678	119,372	84,980		75,337

Net interest income	71,588	77,754	71,614	50,731		42,965
Provision for loan losses	1,304	760	723	423		350

Net interest income after provision for loan losses	70,284	76,994	70,891	50,308		42,615

Total noninterest income	19,618	16,676	16,480	9,250		7,984

Noninterest expense:
Amortization of goodwill	—	—	3,098	1,066		12,908	(3)
Amortization of other intangible assets	661	662	662	331		5,382

Total noninterest expense	55,608	54,169	55,004	36,144		51,279

Income (loss) before income taxes	34,294	39,501	32,367	23,414		(680)
Income tax expense	11,695	12,956	12,084	8,709		3,803

Net income (loss)	$22,599	$26,545	$20,283	$14,705		$(4,483)

Earnings per share-basic(1)	$0.30	$0.34	$0.26	$0.04	(2)	n/a
Earnings per share-diluted(1)	$0.29	$0.34	$0.26	$0.04	(2)	n/a
Cash dividends paid per share(1)	$0.120	$0.093	$0.076	n/a		n/a

	At or for the Year Ended December 31,
	2003	2002	2001	2000		1999
Selected Financial Ratios:
Net interest margin(4)	2.58%	2.88%	2.67%	2.76%		2.44%
Net interest rate spread	2.17	2.52	2.22	2.26		2.03
Return on average assets	0.76	0.92	0.71	0.76		(0.24	)(3)
Return on assets, excluding amortization of goodwill(5)	0.76	0.92	0.82	0.82		0.46
Return on average shareholders’ equity	5.45	8.44	6.85	7.86		(2.55	)(3)
Return on average shareholders’ equity excluding amortization of goodwill(5)	5.45	8.44	7.89	8.43		4.79
Efficiency ratio, excluding amortization of goodwill (5)(6)	60.97	57.36	58.92	58.48		75.31
Noninterest expense (excluding amortization of goodwill) as a percent of adjusted average assets(5)	1.88	1.88	1.82	1.82		2.09
Shareholders’ equity to total assets	23.52	11.36	10.47	10.20		9.26
Tangible shareholders’ equity to adjusted total assets(7)	22.01	9.48	8.57	8.11		8.66

Selected Asset Quality Ratios:
Non-performing loans to loans receivable, net	0.61%	0.50%	0.19%	0.16%		0.44%
Non-performing assets to total assets	0.35	0.32	0.14	0.19		0.44
Allowance for loan losses to non-performing loans	132.77	151.87	345.90	392.12		144.54
Allowance for loan losses to non-performing assets	125.17	139.40	312.13	226.55		88.79
Allowance for loan losses to total loans receivable, net	.80	0.76	0.67	0.62		0.64
Charge-offs to average loans	0.02	0.01	0.04	0.01		0.02

(1)	All per share and share information has been adjusted to reflect the October 29, 2003 full conversion transaction and related 3.6686-for-one share exchange.
(2)	From date of restructuring (November 1, 2000) to December 31, 2000 based upon 79,134,648 weighted-average shares outstanding. No shares were outstanding prior to November 1, 2000.

(3)	Mutual Savings Bank acquired First Federal Bancshares of Eau Claire (“First Federal”) on March 31, 1997. In 1999, the Company’s non-interest expense included a special write-off of intangible assets of $15.6 million, resulting from the acquisition of First Federal, which we deemed to be impaired.
(4)	Net interest margin is calculated by dividing net interest income by average earnings assets.
(5)	In 2002, accounting rules concerning the amortization of goodwill changed. These ratios are being presented “excluding goodwill” so as to make them comparable amongst the years presented and to eliminate the unusual effect of the goodwill impairment in 1999 which distorts year-to-year comparisons.
(6)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.
(7)	The ratio is calculated by dividing total shareholders’ equity minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights by the sum of total assets minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

From November 1, 2000 until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank into mutual holding company form. Until October 29, 2003, Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which Mutual Savings Bank’s depositors held all of the voting and membership rights, owned 52.2% of Bank Mutual Corporation’s outstanding common stock.

On November 1, 2000, Bank Mutual Corporation also acquired First Northern Capital Corp., the parent of First Northern Savings Bank. On March 16, 2003, Mutual Savings Bank and First Northern Savings Bank combined to form a single OTS chartered savings bank subsidiary of Bank Mutual Corporation called “Bank Mutual” herein called (the “Bank”).

On October 29, 2003, Bank Mutual Corporation completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered Bank Mutual Corporation and, in effect, sold the MHC’s interest in Bank Mutual Corporation to the public. Existing Bank Mutual Corporation shareholders exchanged each existing share for 3.6686 shares of the new Bank Mutual Corporation shares. The total number of shares issued or exchanged in the offering was approximately 78,707,669 shares.

All share and per share numbers in this discussion have been adjusted to reflect the full conversion transaction and related share exchange. As used herein, the “Company” and “Bank Mutual Corporation” refer to Bank Mutual Corporation both before and after the full conversion transaction, unless the context requires otherwise.

Significant Accounting Policies

There are a number of accounting policies that we established which require us to use our judgment. Some of the more significant policies are as follows:

•	Establishing the amount of the allowance for loan losses requires the use of our judgment. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. If we misjudge a major component and experience a loss, it will likely affect our earnings. Developments affecting loans can also cause the allowance to vary significantly between quarters. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

•	Another valuation that requires our judgment relates to mortgage servicing rights. Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The total cost of loans sold is allocated between the loan balance and the servicing asset based on their relative fair values. The capitalized value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

•	We also use our judgment in the valuation of other intangible assets (core deposit base intangibles). Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

•	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

Comparisons of Financial Condition at December 31, 2003 and 2002

Bank Mutual Corporation’s financial statements were significantly affected by its full conversion to a fully shareholder owned corporation on October 29, 2003, in which $404.8 million of net capital was obtained from the sale of 41.1 million shares.

Bank Mutual Corporation’s total assets at December 31, 2003, were $3.11 billion as compared to $2.84 billion at December 31, 2002. Total assets increased $265.2 million or 9.3% primarily as a result of the $404.8 million of capital received in the full conversion partially offset by a decrease in deposits and borrowings.

Cash and cash equivalents decreased $155.3 million in 2003 primarily as a result of using federal funds sold and interest-earning deposits to purchase mortgage-related securities and to fund loans.

Investment securities available-for-sale decreased $5.4 million during 2003 as a result of maturing investments being reinvested into mortgage-related securities.

Mortgage-related securities available-for-sale increased substantially in 2003 primarily as a result of the $404.8 million received in the full conversion being invested in the fourth quarter in mortgage-related securities. Of the $404.8 million received from the stock offering on October 29, 2003, $329.3 million was invested by the end of November and $74.9 million invested at the end of December 2003. Mortgage-related securities purchased in November and December 2003 have average lives of two to five years and yields of approximately 4.50%, at the time of purchase. It is our intent to use the repayments and prepayments on these securities to fund loans and, therefore, reduce the dollar amount of the mortgage-related securities portfolio over time. The current portfolio has a weighted average yield of approximately 4.57% at December 31, 2003, however, the average yield earned for the year on the average portfolio was 4.38% as compared to 5.60% for the year of 2002. Throughout 2003, mortgage-related securities experienced continued high rates of prepayments of the underlying mortgage loans which in turn resulted from the high level of refinancing activity. The majority of the cash from these prepayments was reinvested into mortgage-related securities. The effect was to reduce the average yield on the mortgage-related securities portfolio. At December 31, 2003, we had $543,000 of private placement CMOs in our investment portfolio. Private placement CMOs have more credit risk than government agency CMOs and therefore, have a higher risk of impairment. If permanent impairment would occur, the impairment would be charged to earnings. See “Item 1. Business – Investment Activities.”

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

	During the year ended December 31,
	2003	2002
	(In thousands)
Originations:
Mortgage loans	$899,766	$752,771
Consumer loans	301,665	293,320
Commercial business loans	49,646	27,141

Total loans originated	1,251,077	1,073,232
Purchases:
Mortgage loans	41,214	4,042

Total loans purchased	41,214	4,042

Total loans originated and purchased	$1,292,291	$1,077,274

Loan originations increased $177.8 million in 2003, as compared to the originations in 2002, primarily as a result of the continued historically low interest rates which prompted consumers to refinance their existing loans. Existing higher interest rate fixed rate mortgage loans and adjustable rate mortgage loans were refinanced primarily into lower interest rate fixed rate mortgage loans. These fixed rate mortgage loans were sold in the secondary market which resulted in a net reduction in our mortgage loan portfolio. Loan originations declined, however, in the fourth quarter of 2003, as a result of the prior refinancing activity slowing down and relatively stable interest rates. If continued, our loan originations in 2004 will likely be below 2003.

Consumer loan originations also increased as a result of special product offerings (such as a 10 year fixed rate fully amortizing first mortgage loan) and consumers refinancing their existing debt. A majority of the consumer loan originations were first and second mortgage loans. Commercial business loan originations increased 82.9% in 2003 as a result of management’s emphasis to originate commercial business loans. We anticipate that we will continue our emphasis on consumer and commercial loan originations as it aids in our interest rate risk management and provides for higher yields, although at somewhat more risk than traditional mortgage products.

Loans held for sale at December 31, 2003 as compared to December 31, 2002 decreased $42.9 million as a result of increasing market interest rates in the fourth quarter of 2003, which resulted in fewer fixed rate mortgage loan originations and ultimately less sales of fixed rate mortgage loans. Currently, we sell all of our 30 year fixed rate mortgage loan originations and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary mortgage market.

Loans receivable increased $26.6 million in 2003 primarily as a result of growth in all loan products except one- to four-family mortgage loans. The one- to four-family mortgage loan portfolio decreased $34.4 million in 2003 primarily as a result of consumers continuing to refinance their existing adjustable and fixed rate mortgage loans to new lower fixed rate mortgage loans. Market interest rates for fixed rate mortgages were again attractive in the first nine months of 2003. We sold $461.1 million of fixed rate mortgage loans in 2003 as compared to $368.6 million in 2002. The consumer loan portfolio increase of $18.6 million in 2003 was primarily the result of growth in the fixed equity loan portfolio partially offset by the reduction in other consumer loans, student loans and automobile loan portfolios. We continue to emphasize and market 10 year fixed rate first and second mortgage loans. The commercial business loan portfolio increased $14.0 million during 2003. This increase was the result of increased commercial business loan originations and the use of existing lines of credit by commercial borrowers.

Goodwill resulted from the acquisitions of First Northern in 2000 and First Federal Bancshares of Eau Claire (“First Federal”) in 1997. Under the Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” goodwill is tested at least annually for impairment. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired. No impairment of goodwill occurred in 2003, 2002 or 2001.

Other intangible assets are composed of core deposit base intangibles which were also the result of the First Northern and First Federal Eau Claire acquisitions. Other intangible assets are amortized over their expected life and tested for impairment at least annually.

Mortgage servicing rights are established on mortgage loans that we originate and sell. See “—Significant Accounting Policies” above and “—Comparisons of Operating Results for Years Ended December 31, 2003 and 2002—Noninterest Income” below for a further discussion of mortgage servicing rights.

Other assets are comprised of the following:

	At December 31,
	2003	2002
	(In thousands)
Accrued Interest:
Mortgage-related securities	$4,034	$2,481
Investment securities	200	1,516
Loans receivable	6,586	7,399

Total accrued interest	10,820	11,396
Foreclosed properties and repossessed assets	630	750
Premises and equipment	45,196	44,441
Federal Home Loan Bank stock, at cost	35,498	32,885
Bank owned life insurance	18,268	17,141
Other	11,755	9,610

	$122,167	$116,223

Our foreclosed properties and repossessed assets decreased $120,000 to $630,000 at December 31, 2003 as a result of reduced foreclosures on single family homes. We believe that we continue to have good asset quality, particularly in our residential portfolio, and the homes, boats, recreational vehicles and other items that have been repossessed, are small in dollar amount in comparison to the size of our loan portfolio.

Premises and equipment increased $755,000 in 2003 as a result of building two new office buildings; one building was a new bank office building and the other was a replacement bank office building. In addition, we purchased new computer equipment and software for the subsidiary bank. We also have purchased a new loan origination system, which was integrated into our operations. The effect of these events was to increase our equipment depreciation expense.

Federal Home Loan Bank (“FHLB”) of Chicago stock increased $2.6 million as a result of stock dividends paid by the FHLB of Chicago. The FHLB of Chicago requires that its members own FHLB of Chicago stock as a condition for borrowing. The FHLB of Chicago generally pays dividends and has targeted a rate of return for their stock of 1% over the 1 year constant maturity Treasury note yield. Historically, the FHLB of Chicago stock has met or exceeded its targeted returns but we cannot assure that will continue. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”

Bank owned life insurance (“BOLI”) is an asset that is used to partially offset the future cost of employee benefits. BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by us. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the participant’s death.

Deposits decreased $74.4 million in 2003 reversing an increasing trend since 2001. We believe the performance of the stock market, our decision to offer interest rates on longer-term deposits at interest rates that approximate market average interest rates or less, and deposits withdrawn by investors to purchase the Company’s stock, contributed to the decrease in deposits. We also believe that deposit growth (or shrinkage) for future periods will depend, in a significant part, on the performance of other investment alternatives and world events.

Our borrowings decreased $55.5 million in 2003, as a result of the cash received from loan sales and repayments and prepayments of mortgage-related securities being used to repay borrowings. We have a total of $200.0 million of borrowing coming due in November and December of 2004. We anticipate that we will seek to refinance these borrowings with the FHLB of Chicago. However, our ability to refinance these borrowings will depend upon our actual future results, and the availability of financing on acceptable terms, which cannot be assured. The amount of any borrowing will depend upon our expected future financial needs. Most of our borrowings are from the FHLB of Chicago.

Shareholders equity increased $408.0 million in 2003 primarily as a result of receiving $404.8 million of net proceeds from the stock offering and our 2003 net income, offset by shares repurchased early in 2003, dividends paid throughout 2003 and a decrease in our accumulated other comprehensive income. Our shareholders equity to total assets ratio at December 31, 2003 was 23.5% as compared to 11.4% at December 31, 2002.

We repurchased 1,254,661 shares early in 2003 at an average price of $6.39; however, after the stock offering, per OTS regulations, we cannot repurchase shares for a period of one year. OTS has made exceptions to this regulation for corporations that had existing stock benefits plans prior to their offering. We anticipate petitioning OTS to begin a repurchase plan after six months from the closing date of the stock offering, which was October 29, 2003, for 3.3 million shares to fund our existing stock option plan. However, if we do not receive OTS approval and if any stock option grantee wishes to exercise stock options, we would have to issue shares from authorized but unissued shares.

We increased our quarterly cash dividend to $0.027 for the first and second quarter of 2003, to $0.03 per share for the third quarter and again increased our cash dividend to $0.035 per share for the fourth quarter of 2003. The dividend payout ratio for 2003 was 26.2%. The dividend payout ratio will increase in 2004 as a result of the elimination of the MHC which had elected to waive cash dividends for the first three quarters of 2003. The MHC owned 52.2% of the prior Bank Mutual Corporation. After the stock offering, the cash dividends are paid on all of our outstanding shares which at December 31, 2003 were 78,775,779 shares.

Accumulated other comprehensive income decreased $10.3 million in 2003 primarily as a result of higher interest earning mortgage-related securities being repaid and reinvesting these dollars into mortgage-related securities at current market values. Accumulated other comprehensive income reflects the difference between the net current value of securities available for sale and the book value of those securities, net of tax.

Average Balance Sheet and Yield/Rate Analysis

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets, the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. It also presents actual amounts at December 31, 2003. No tax equivalent adjustments were made since we do not have any tax exempt investments. Average balances are derived from average daily balances. The yield on securities available-for-sale is included in investment securities and mortgage-related securities and yields are calculated on the historical basis. The yields and rates are established by dividing income or expense dollars by the average balance of the asset or liability.

	AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
	Years ended December 31,
	2003				2002				2001
	Average Balance		Interest Earned/ Paid	Average Yield/ Cost	Average Balance		Interest Earned/ Paid	Average Yield/ Cost	Average Balance		Interest Earned Paid	Average Yield Cost
	(Dollars in thousands)
Assets:
Interest-Earning Assets (1):
Loans receivable, net	$1,739,572		$104,623	6.01%	$1,808,861		$124,490	6.88%	$1,932,281		$147,558	7.64%
Mortgage-related securities	665,804		29,164	4.38	576,259		32,256	5.60	480,856		31,042	6.46
Investment securities (2)	116,097		4,654	4.01	120,015		5,580	4.65	145,889		8,212	5.63
Interest-earning deposits	47,491		423	0.89	27,991		431	1.54	29,485		994	3.37
Federal funds	205,671		2,206	1.07	162,137		2,675	1.65	96,142		3,180	3.31

Total interest-earning assets	2,774,635		141,070	5.08	2,695,263		165,432	6.14	2,684,653		190,986	7.11
Noninterest-earning assets	185,530				179,081				174,909

Total average assets	2,960,165				$2,874,344				$2,859,562

Liabilities and Equity:
Interest-Bearing Liabilities:
Savings deposits	$293,735		1,490	0.51	$229,303		2,402	1.05	$209,020		3,902	1.87
Money market accounts	347,901		4,353	1.25	349,868		6,673	1.91	318,211		12,200	3.83
Interest-bearing demand accounts	143,331		416	0.29	141,328		833	0.59	128,435		1,208	0.94
Time deposits	1,261,281		45,160	3.58	1,281,258		54,983	4.29	1,262,584		71,974	5.70

Total deposits	2,046,248		51,419	2.51	2,001,757		64,891	3.24	1,918,250		89,284	4.65
Advance payment by borrowers for taxes and insurance	19,205		88	0.46	21,401		243	1.14	22,307		399	1.79
Borrowings	319,348		17,975	5.63	398,684		22,544	5.65	502,881		29,689	5.90

Total interest-bearing liabilities	2,384,801		69,482	2.91	2,421,842		87,678	3.62	2,443,438		119,372	4.89

Noninterest-Bearing Liabilities
Noninterest-bearing deposits	111,955				92,988				82,368
Other noninterest-bearing liabilities	48,481				44,836				37,362

Total noninterest-bearing liabilities	160,436				137,824				119,730

Total liabilities	2,545,237				2,559,666				2,563,168

Equity	414,928				314,678				296,394

Total average liabilities and equity	$2,960,165				$2,874,344				$2,859,562

Net interest income and net interest rate spread (3)			$71,588	2.17%			$77,754	2.52			$71,614	2.22

Net interest-earning assets and net interest margin(4)	$389,834			2.58%	$273,421			2.88%	$241,215			2.67%

Average interest-earnings assets to average interest-bearing liabilities	1.16	x			1.11	x			1.10	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2)	FHLB stock is included in investment securities dollars outstanding and yields.
(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.
(4)	Net interest margin is determined by dividing net interest income by total interest-earning assets.

Rate/Volume Analysis

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

	Year Ended December 31, 2003 Compared to 2002 Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(4,627)	$(15,240)	$(19,867)
Mortgage-related securities	4,560	(7,652)	(3,092)
Investment securities	(177)	(749)	(926)
Interest-earning deposits	221	(229)	(8)
Federal funds	609	(1,078)	(469)

Total	586	(24,948)	(24,362)

Interest-bearing liabilities:
Savings deposits	554	(1,466)	(912)
Money market deposits	(38)	(2,282)	(2,320)
Interest-bearing demand deposits	12	(429)	(417)
Time deposits	(845)	(8,978)	(9,823)
Advance payment by borrowers for taxes and insurance	(23)	(132)	(155)
Borrowings	(4,466)	(103)	(4,569)

Total	(4,806)	(13,390)	(18,196)

Net change in net interest income	$5,392	$(11,558)	$(6,166)

	Year Ended December 31, 2002 Compared to 2001 Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(9,062)	$(14,006)	$(23,068)
Mortgage-related securities	5,678	(4,464)	1,214
Investment securities	(1,328)	(1,304)	(2,632)
Interest-earning deposits	(48)	(515)	(563)
Federal funds	1,551	(2,056)	(505)

Total	(3,209)	(22,345)	(25,554)

Interest-bearing liabilities:
Savings deposits	349	(1,849)	(1,500)
Money market deposits	1,111	(6,638)	(5,527)
Interest-bearing demand deposits	111	(486)	(375)
Time deposits	1,049	(18,040)	(16,991)
Advance payment by borrowers for taxes and insurance	(15)	(141)	(156)
Borrowings	(5,932)	(1,213)	(7,145)

Total	(3,327)	(28,367)	(31,694)

Net change in net interest income	$118	$6,022	$6,140

Comparisons of Operating Results for Years Ended December 31, 2003 and 2002

General

Net income was $22.6 million for 2003 as compared to $26.5 million for 2002. The decrease is primarily the result of decreased net interest margin and increases in the provisions for loan losses and operating expenses These items were partially offset by an increase in the gains on the sale of loans.

Net Interest Income

Net interest income for 2003 decreased $6.2 million, or 7.9%, to $71.6 million as compared to $77.8 million for 2002. Net interest income decreased primarily as a result of a decrease in the net interest margin. The net interest margin for 2003 was 2.58% as compared to 2.88% for 2002. Although market interest rates for loans and deposits remained fairly stable throughout 2003, the high level of loan refinancing activity, in which higher interest rate loans were paid off, downward interest rate modifications on existing loans and the sales of fixed rate mortgage loans decreased the yield on the loan portfolio more than the decrease in the cost of funds.

Total Interest Income

Total interest income for 2003 decreased $24.4 million, or 14.7%, to $141.1 million as compared to $165.4 million for 2002. The decrease was primarily the result of: existing loans being refinanced to lower interest rate loans; sales of fixed rate mortgage loans in which the proceeds were invested in lower yielding mortgage-related securities; and prepayments of higher yielding mortgage-related securities.

Interest income on loans decreased $19.9 million, or 16.0% in 2003 to $104.6 million as compared to $124.5 million in 2002. The decrease was primarily the result of refinancing of existing loans to lower interest rate loans, loan originations that were at interest rates below the existing yield on the portfolio, downward interest rate modifications on certain existing loans and reduced average dollars outstanding for the year. Although 2003 was the second consecutive year of record originations, it was also a record year of loan sales. We sell our 30 year and some of our 20 and 15 year fixed rate mortgage loan originations to help us manage interest rate risk. All of these events reduced the average yield on our loan portfolio to 6.01% for 2003 as compared to 6.88% for 2002.

Interest income on investment securities decreased $926,000 or 16.6% primarily as a result of reduced dollars invested and a reduced yield on those investments. As investments matured the proceeds were either reinvested into an investment at a lower yield or invested into mortgage-related securities.

Interest income on mortgage-related securities decreased $3.1 million or 9.6%, as a result of higher yielding mortgage-related securities being prepaid and the reinvestment of those dollars into mortgage-related securities that were below the existing yield on the portfolio. In addition, we invested $329.3 million of the $404.8 million of proceeds from the stock offering by the end of November of 2003 and $74.9 million in December of 2003. See “Comparison of Financial Condition for Years Ended December 31, 2003 and 2002 —Mortgage-related securities.”

Interest income on interest earning deposits (which includes federal funds sold) decreased $477,000 or 15.3%, primarily as a result of the decreased yield earned on the deposits. The average balance of interest-earning deposits increased $63.0 million in 2003 to $253.2 million as compared to $190.1 million in 2002. The weighted average yield on interest-earning deposits for 2003 was 1.04% as compared to 1.63% for 2002.

Interest Expense

Interest expense on deposits decreased $13.5 million or 20.8% as a result of decreased costs of deposits. The average cost of deposits decreased to 2.51% in 2003 from 3.24% in 2002 primarily as a result of market interest rates trending lower throughout 2003 and the mix of the types of deposits. Savings deposits increased whereas, the higher cost time deposits decreased. We purposely reduced the offering interest rates on some of our time deposit products to decrease our cost of funds and to limit the growth. Although the cost of deposits decreased throughout 2003, and our policy to be somewhat less aggressive in pricing our deposit products as a result of our liquidity position, it did not decrease as much as the yield on interest-earning assets, therefore, our net interest margin was compressed.

Interest expense on borrowings decreased $4.6 million or 20.3%, as a result of less borrowings outstanding for 2003. Average borrowings outstanding for 2003 was $319.3 million as compared to $398.7 million for 2002.

Provisions for Loan Losses

Provisions for loan losses in 2003 were $1.3 million as compared to $760,000 for 2002. The increase in the provision for loan losses was primarily the result of increased commercial business loan delinquencies and, to a lesser extent, a change in the loan portfolio composition. We have two commercial borrowers with loans totaling $6.5 million that became non-performing in 2003. Both commercial borrowers have experienced reduced sales for their products and are experiencing operating losses. One commercial borrower, with an aggregate of $3.3 million in loans, had been current in its loan payments until the fourth quarter of 2003 in which it became delinquent. The other borrower with an aggregate of $3.2 million in loans, has also experienced reduced sales however, they are delinquent in their payments. We are closely monitoring these commercial borrowers and working with them in an effort to sell their businesses.

The dollar amount of the typical commercial real estate, development and commercial loan tends to be larger than our single family loans and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single family loans. Depending on the type of commercial loan, the collateral may appeal only to a specialized group of people or businesses and therefore, may limit the number of potential buyers of the collateral, or in the case of collateral that is comprised of inventory, the liquidation of the collateral is more uncertain if a problem should arise.

The allowance for loan losses at December 31, 2003 was $13.8 million or 132.8% of non-performing loans and 125.2% of non-performing assets as compared to $12.7 million or 151.9% of non-performing loans and 139.4% of non-performing assets at December 31, 2002. The loan loss allowance to total loans was 0.80% at December 31, 2003 as compared to 0.76% at December 31, 2002.

Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimatable losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. See also “Asset Quality” in Item 1, which is incorporated by reference, for certain other factors that may affect our provisions for loan losses on a go forward basis.

Noninterest Income

Total noninterest income increased $2.9 million or 17.6% to $19.6 million for 2003 as compared to $16.7 million for 2002. The increase is primarily the result of increased gains on the sales of loans and the reduction of the valuation allowance for mortgage servicing rights.

Service charges on deposits increased $180,000 in 2003 as a result of increased number of accounts which pay service fees (normally checking accounts) and a pricing increase in which deposit fees were increased.

Brokerage and insurance commissions decreased $630,000 in 2003 primarily as a result of decreased securities and fixed rate tax deferred annuity sales.

Loan related fees and servicing revenues increased $1.7 million in 2003 as a result of reducing the valuation allowance for mortgage servicing rights. In 2002 and early 2003, mortgage servicing rights were determined to be temporarily impaired; therefore, servicing revenue was decreased and a valuation allowance was established to reflect the proper value. As loan refinancings decreased thereby reducing principal prepayments, the mortgage servicing rights increased in value. At that point, the entire valuation allowance was reduced, the effect of which is reflected in the increased loan related fees and servicing revenues. See Notes to Consolidated Financial Statements, Note 4. “Goodwill, Other Intangible Assets and Mortgage Servicing Rights.”

Gains on the sale of investment increased $112,000 as a result of a sale of an investment.

Gains on the sales of loans increased $862,000 as a result of increased dollar amount of loans sold. We sold $461.1 million of fixed rate mortgage loans in 2003 as compared to $368.6 million in 2002. Gains on the sales of loans are primarily dependent on the dollar amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates remain flat or increase, these gains could be reduced in future periods as sales are likely to decrease (as experienced in the fourth quarter of 2003).

Other noninterest income increased $726,000 in 2003 primarily as a result of an increase in debit card fees and income on assets held in a rabbi trust.

Noninterest Expense

Total noninterest expense increased $1.4 million primarily as a result of a modest increase in compensation and related expenses; an increase in costs associated with updating our data processing equipment and software; and an increase in costs associated with opening a new office and replacing an existing office.

Compensation, payroll taxes, and other employee benefit expense increased $397,000 or 1.3% as a result of compensation and benefit increases partially offset by a $275,000 recapture of a self funded health plan reserve.

Occupancy and equipment expense increased $338,000 as a result of deploying upgraded teller PCs, purchasing new teller software throughout our bank office network in 2002, and the construction of a new bank office and a replacement bank office in the later part of 2003. In addition, we anticipate that in 2004, we will be opening two new branch offices at an estimated cost of approximately $1.5 million each. The effect of these new offices will be to increase our occupancy expense.

Other expenses increased $705,000 primarily as a result of increased marketing expenses, costs associated with the consolidation of the two subsidiary banks and a branding campaign for the resulting bank, and ATM and electronic banking fees.

Income Taxes

The effective tax rate for 2003 was 34.1%, as compared to an effective tax rate of 32.8% in 2002.

Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets which have not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries. The Department is conducting audits of many such organizations, including our Nevada subsidiaries. As a result of these developments, the Department may take the position that the income of the out of state subsidiaries is taxable in Wisconsin, which will likely be challenged by financial institutions in the state. If the Department is successful in its efforts, it would result in a substantial negative impact on the earnings of Bank Mutual Corporation.

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

Net Interest Income

Net interest income for 2002 increased $6.1 million, or 8.6%, to $77.8 million for 2002 as compared to $71.6 million for 2001. Net interest income increased primarily as a result of the increase in the net interest margin. The net interest margin for 2002 was 2.88%, as compared to 2.67% in 2001. The Federal Reserve reduced interest rates which helped to improve the net interest margin. Historically, reduced interest rates have improved the net interest margin, as we were generally able to reduce the interest rates paid on interest-bearing liabilities more quickly than interest rates charged on interest-earning assets. That effect benefited results in 2002; however, the high level of mortgage refinancing activity in which higher interest rate mortgage loans were paid off and the sales of fixed rate mortgage loans partially offset the effects of the reduced cost of interest-bearing liabilities.

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

Interest income on interest-earning deposits (which includes investments in Federal Funds) decreased $1.1 million to $3.1 million in 2002 as compared to $4.2 million in 2001. Although the average balance for 2002 increased $64.5 million as compared to the 2001 average balance, the primary reason for the decrease in interest income was the reduced average yield earned on those deposits. The yield on interest-earning deposits was substantially impacted by the Federal Reserve’s interest rate reductions throughout 2001 and the one Federal Reserve interest rate reduction in 2002 which affected market interest rates.

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

Provisions for Loan Losses

We provided $760,000 for loan losses in 2002 as compared to $723,000 in 2001. The provision in 2002 was in response to increased commercial loan delinquencies, charge-offs, changes in the loan portfolio mix (reduction in one- to four-family loans and an increase in comparatively riskier commercial real estate, development and commercial loans) and a weakening economy, partially offset by the decrease in the dollar amount of the loan portfolio.

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

The amortization of goodwill was significantly changed in 2002 as a result of the adoption of SFAS No. 142. As a result, other intangibles continue to be amortized, goodwill is no longer amortized over a stated period of time but rather it remains on the statement of financial condition and is periodically tested for impairment. That change increased pre-tax earnings and after-tax earnings by $3.1 million in 2002 as compared to 2001. If goodwill is found to be impaired, the impaired amount is expensed to current operations, which would negatively affect the results in any period in which such an impairment was determined. See “Notes to Consolidated Financial Statements — Note 1. Summary of Significant Accounting Policies — Recent Accounting Changes.”

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization, and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with the correspondingly more borrowing in periods in which their operations generate less cash. In the event these sources of liquidity would become inadequate, Bank Mutual believes that it could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during 2003, loan prepayments increased significantly because of the reduced interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

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

At December 31, 2003, we exceeded each of the applicable regulatory capital requirements for our savings bank subsidiary. In order to be classified as “well-capitalized” by the FDIC we are required to have leverage (tier 1) capital of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of at least 10.00%. At December 31, 2003, Bank Mutual had a risk-based total capital ratio of 30.08% and a leverage ratio of 14.82%. See “Notes to Consolidated Financial Statements—Note 8. Shareholders’ Equity.”

Shareholders’ equity is decreased by unearned ESOP shares, which represents shares in the Bank Mutual Employee Stock Ownership Plan which have not yet been earned by participating employees, and unearned deferred compensation, which represents stock grants under the management recognition plan (“MRP”) component of its 2001 Stock Incentive Plan. See “Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies.” Shareholders’ equity is increased by $149,000 of accumulated other comprehensive income, consisting primarily of net unrealized gains, net of taxes, on securities available-for-sale. Bank Mutual Corporation had repurchased 4,761,842 shares under its stock repurchase program before its stock offering; at the time of the stock offering, these shares were eliminated. However, prior to that event 1,210,630 shares were used for restricted stock awards (of which 124,737 shares were forfeited) and 440,095 shares were used for exercised stock options. An additional 69,521 stock options were exercised and issued from authorized but unissued shares in 2003.

Cash and cash equivalents decreased $155.3 million during 2003; however, we still maintained $86.5 million of cash and cash equivalents at December 31, 2003. The Company used $480.0 million for investing activities, primarily as a result of purchases of mortgage-related and investment securities, partially offset by principal repayments on mortgage-related securities. The cash from operating activities is primarily a result of Bank Mutual’s net income for the year, and non-cash expenses, offset by net change in loans originated for sale. Cash provided by financing activities resulted primarily from the proceeds of the stock offering.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that my require future cash payments.

The following table presents, as of December 31, 2003. significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Deposits without a stated maturity (a)	$865,876	$—	$—	$—	$865,876
Certificates of deposits (a)	510,195	459,256	216,963	—	1,186,414
Borrowed funds (a)	231,775	25,944	1,024	40,748	299,491
Operating leases	862	1,252	933	757	3,804
Purchase obligations	2,160	4,320	4,320	720	11,520
Deferred retirement plans and deferred compensation plans	220	488	333	7,176	8,217

(a)	Excludes interest to be paid in the periods indicated.

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology.

The Company also has obligations under its deferred retirement plan for directors as described in Note 10 to the consolidated financial statements.

The following table details the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion of these commitments is included in Note 13 to the consolidated financial statements.

	Payments Due In
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$25,100	$—	$—	$—	$25,100
Residential real estate	27,853	—	—	—	27,853
Revolving home equity and credit card lines	153,068	—	—	—	153,068
Standby letters of credit	3,107	686	14	—	3,807
Commercial letters of credit	1,872	—	—	—	1,872
Unused commercial lines of credit	12,919	—	—	—	12,919
Net commitments to sell mortgage loans	8,315	—	—	—	8,315

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Impact of Inflation and Changing Prices

The financial statements and accompanying notes of Bank Mutual Corporation have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Risk Factors

In addition to the various factors discussed above, you should consider carefully the following risk factors when evaluating Bank Mutual Corporation’s performance and outlook.

The Current Interest Rate Environment is Having an Adverse Impact on Our Net Interest Income. Beginning in January, 2001, the Federal Reserve Board has reduced the Federal Funds target rate 13 times for an aggregate reduction of 550 basis points. Since these interest rate reductions began, interest rates across all maturities have fallen dramatically. For example, the Federal Funds target rate has fallen from 6.50% to 1.00% as of December 31, 2003 and the ten-year Treasury Bond rate has fallen from 5.158% to 3.515% as of December 31, 2003. During 2001 and 2002, falling rates had a positive affect on our net interest income as the benefit of lower funding costs exceeded the negative impact of lower yields on our earning assets.

In 2003, with interest rates at historic lows, we were unable to offset the effect of lower reinvestment rates on our maturing assets with similar reductions in our funding costs. As a result, during 2003, our net interest income, and consequently our net income, declined as compared to the year ago periods. However, the additional capital of $404.8 million that we obtained from the stock offering was invested in mortgage-related securities and should increase our 2004 net interest income over 2003’s net interest income.

Conversely, if interest rates rise substantially, the amount of interest we pay on deposits could increase more quickly than the amount of interest we receive on our loans, mortgage-related securities and investment securities. This also could cause our profits to decrease. Rising interest rates would likely reduce the value of our mortgage-related securities and investment securities and may decrease demand for loans and make it more difficult for borrowers to repay their loans. For additional information on our exposure to interest rates, see “Quantitative and Qualitative Disclosures about Market Risk—Management of Interest Rate Risk.”

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease. Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

Material additions to our allowance also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

Our emphasis on a diverse loan portfolio has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. If we were to further increase the amount of loans in our portfolio other than traditional real estate loans, we may decide to make increased provisions for loan losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.

We Are Expanding Our Lending Activities in Riskier Areas. We have identified commercial real estate, commercial business and consumer loans as areas for increased lending emphasis, and our loans of these types increased both in absolute dollars and as a percentage of our portfolio during 2003. While increased lending diversification is expected to increase interest income, non-residential loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced.

Our consumer loan portfolio included $58.8 million of indirect auto loans at December 31, 2003. Borrowers may be more likely to become delinquent on an automobile loan than on a residential real estate loan. Moreover, unlike the collateral for real estate loans, automobiles depreciate rapidly and, in the event of default, principal loss as a percent of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, over which the Bank has no control. Similarly, any non-real estate collateral securing commercial business loans may depreciate over time and fluctuate in value.

Increases in Market Interest Rates are Likely to Adversely Affect Equity. As of December 31, 2003, we owned $1.1 billion of securities available-for-sale. Generally accepted accounting principles require that we carry these securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are carried as a component of shareholders’ equity. When market rates of interest increase, the fair value of our securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. As of December 31, 2003, the Company’s available-for-sale portfolio had an unrealized gain of $71,000.

The Economic Recession and World Events Could Affect Our Earnings. The United States economy, which entered into a recession during early 2001 continued through 2002, and began to improve in 2003 according to economists. However, significant softness remains in the economy. We do not know how swift or strong the recovery will be or how long it would continue. The effects of a recession, or a weak economy, can significantly affect our operations and profitability. For example, higher unemployment and reduced business sales or profits can make it more difficult for borrowers to repay their loans. Similarly, reduced income or confidence can lead consumers to reduce their purchases, and thus reduce loan demand.

The weakness in the national and local economies have been exacerbated by the attacks of September 11, 2001 and their aftermath and other world events such as the Iraq conflict. Bank Mutual Corporation, and the economy as a whole, may be affected by future world events, such as acts of terrorism, developments in the war on terrorism, conflict in the Middle East, and the international situation in North Korea.

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

We Have Significant Intangible Assets Which May Need to be Written Off (Expense) in the Future. The Company has approximately $52.6 million in goodwill, $5.1 million in other intangible assets and $4.7 million of mortgage servicing rights as of December 31, 2003. As a result of SFAS No. 142, the Company no longer amortizes goodwill but will continue to amortize the other intangible assets over seven to fifteen years and will evaluate the mortgage servicing rights for impairment on a monthly basis. We will periodically check goodwill, and the other intangible assets for impairment. At some point in the future, our intangible assets may become impaired, and we would need to write them off as a reduction to earnings in the period in which they became impaired.

Stock-Based and Other Benefits Affect Our Results. We have adopted a stock incentive plan which provided for the granting of options to purchase common stock and for awards of common stock to our eligible officers, employees and directors. We also have an employee stock ownership plan, and have adopted a restoration plan that will supplement the benefits to selected executive officers under the employee stock ownership plan and our 401(k) plan. The cost of the employee stock ownership plan will vary based on our stock price at specific points in the future. Additionally, we experienced an increase in employee health care costs in 2003, and expect further increases in 2004. These expenses will continue to affect our future earnings, as may other factors, such as government mandates, which would further increase the cost of compensation and/or benefits that are provided to employees.

Our Ability to Grow May be Limited if We Cannot Make Acquisitions. In an effort to fully deploy the capital we raised in our stock offering, we intend to seek to expand our banking franchise, internally by de novo branching and by acquiring other financial institutions or branches and other financial services providers. However, we have no specific plans for acquisitions at this time. Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring and integrating those institutions or branches. We cannot assure you that we will be able to generate internal growth or identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches.

Our Return on Shareholders’ Equity Will Be Reduced as a Result of the Offering. Net income divided by average shareholders’ equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Due to the large amount of additional capital that we raised in our stock offering in late 2003, we expect our return on equity to decrease as compared to our performance in recent years when that equity is included for a full fiscal year, until we are able to optimally deploy that additional capital. Until we can increase our net interest income and non-interest income, we expect that our return on equity may be below the industry average, which may negatively impact the value of our common stock.

Wisconsin Tax Developments Could Reduce Our Net Income. The Bank has Nevada subsidiaries which hold and manage investment securities and other investments. Because the subsidiaries are out of state, related income has not been subject to tax in Wisconsin. Representatives of the Wisconsin Department of Revenue have recently stated in private conversations to third parties that the Department intends to revoke related favorable tax rulings, even though there has not been any intervening change in law. The Department has also implemented a program for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada, and presumably will seek to impose Wisconsin state income taxes on income from those operations, at least on a going forward basis.

While there will likely be challenges to the Department’s actions and interpretations, our net income would be reduced if the Department succeeds in those actions. We may also need to incur costs in the future to address any action taken against us by the Department.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2003 (unaudited)
Interest income	$36,696	$35,576	$33,802	$34,996
Interest expense	18,510	18,077	16,975	15,920

Net interest income	18,186	17,499	16,827	19,076
Provision for loan losses	258	109	—	937

Net income after provision for loan losses	17,928	17,390	16,827	18,139
Total noninterest income	4,505	5,037	6,166	3,910
Total noninterest expense	13,381	14,360	14,080	13,787

Income before income taxes	9,052	8,067	8,913	8,262
Income taxes	3,183	2,887	2,912	2,713

Net income	$5,869	$5,180	$6,001	$5,549

Earnings per share - Basic	$0.08	$0.07	$0.08	$0.07

Earnings per share - Diluted	$0.08	$0.06	$0.08	$0.07

Cash dividend paid per share	$0.027	$0.027	$0.030	$0.035

2002 (unaudited)
Interest income	$42,967	$42,138	$41,245	$39,082
Interest expense	23,578	21,937	21,964	20,199

Net interest income	19,389	20,201	19,281	18,883
Provision for loan losses	15	40	940	(235)

Net income after provision for loan losses	19,374	20,161	18,341	19,118
Total noninterest income	3,843	3,857	3,959	5,017
Total noninterest expense	13,611	13,510	12,998	14,050

Income before income taxes	9,606	10,508	9,302	10,085
Income taxes (benefit)	3,275	3,537	2,938	3,206

Net income (loss)	$6,331	$6,971	$6,364	$6,879

Earnings per share - Basic	$0.08	$0.09	$0.08	$0.09

Earnings per share - Diluted	$0.08	$0.09	$0.08	$0.09

Cash dividend paid per share	$0.022	$0.022	$0.025	$0.025

Recent Accounting Developments

We discuss recent accounting changes in the “Notes to Consolidated Financial Statement—Note 1. Summary of Significant Accounting Policies—Recent Accounting Changes.” We also discussed the effect of changes in accounting rules relating to the amortization of goodwill above in “Comparisons Of Operating Results For Years Ended December 31, 2002 and 2001 – Noninterest Expense.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk

The Bank’s ability to maintain net interest income depends upon earning a higher yield on assets than the rates we pay on deposits and borrowings. Fluctuations in interest rates will ultimately impact both our level of income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those which possess a short term to maturity.

Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature during a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which our interest rate spread will be affected by changes in interest rates. See “Gap Analysis” below.

Due to the nature of our operations, we are not directly subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, concentrated in Wisconsin, is subject to risks associated with the local economy. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2003, 2002 and 2001. In the future, we may, with approval of our board of directors, engage in hedging transactions utilizing derivative instruments.

We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, earnings will remain within an acceptable range.

The primary objectives of our interest rate management strategy are to:

•	maintain earnings and capital within self-imposed parameters over a range of possible interest rate environments;

•	coordinate interest rate risk policies and procedures with other elements of our business plan, all within the context of the current business environment and our capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by our board of directors.

To achieve the objectives of managing interest rate risk, our Asset/Liability committee meets periodically to discuss and monitor the market interest rate environment and provides reports to the board of directors. This committee is comprised of senior management.

Historically, our lending activities have emphasized one- to four-family first and second mortgage loans. Our primary source of funds has been deposits and borrowings, consisting primarily of time deposits and borrowings which have substantially shorter terms to maturity than the loan portfolio. We have employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:

•	emphasizing the origination of adjustable-rate and certain 15-year fixed rate mortgage loans for portfolio, and selling certain 15 and 20 year fixed rate mortgage loans and all 30-year fixed rate mortgage loans;

•	maintaining a significant level of investment securities and mortgage-related securities with a weighted average life of less than eight years or with interest rates that reprice in less than five years; and

•	managing deposits and borrowings to provide stable funding.

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

At December 31, 2003, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $26.2 million. This represented a negative cumulative one-year interest rate sensitivity gap of 0.94%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 97.8%.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

i)	Investment securities - based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities - based upon an independent outside source for determining cash flows (prepayment speeds).

iii)	Loans - based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

iv)	Deposits - based upon contractual maturities and our historical decay rates.

v)	Borrowings - based upon the earlier of call date or final maturity.

	At December 31, 2003
	Within Three Months	Three to Twelve Months	More Than One Year - Three Years	More Than Three Years - Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$51,362	$121,962	$203,721	$91,323	$95,074	$563,442
Adjustable	167,599	202,612	239,269	31,674	846	642,000
Consumer loans	127,198	109,740	137,433	46,739	29,411	450,521
Commercial and industrial loans	21,549	21,883	23,915	6,047	1,627	75,021
Interest-earning deposits	50,119	—	—	—	—	50,119
Investment securities	53,505	3,695	10,747	—	—	67,947
Mortgage-related securities:
Fixed	41,247	125,476	400,580	287,015	169,769	1,024,087
Adjustable	29,100	—	—	—	—	29,100
Other interest-earning assets	35,498	—	—	—	—	35,498

Total interest-earning assets	577,177	585,368	1,015,665	462,798	296,727	2,937,735

Noninterest-bearing and interest-bearing liabilities
Noninterest-bearing demand accounts	1,905	5,518	13,378	11,635	77,663	110,099
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	2,720	7,880	19,103	16,614	110,900	157,217
Savings accounts	4,636	12,032	29,170	25,369	169,337	240,544
Money market accounts	357,856	—	—	—	—	357,856
Time deposits	361,786	199,374	407,233	216,636	—	1,185,029
Advance payments by borrowers for taxes and insurance	—	2,987	—	—	—	2,987
Borrowings	10,061	221,992	26,915	2,340	38,230	299,538

Total interest-bearing liabilities	738,964	449,783	495,799	272,594	396,130	2,353,270

Interest rate sensitivity gap	$(161,789)	$135,585	$519,865	$190,204	$(99,403)	$584,462

Cumulative interest rate sensitivity gap	$(161,789)	$(26,204)	$493,661	$683,865	$584,462

Cumulative interest rate sensitivity gap as a percentage total assets	(5.80)%	(0.94)%	17.69%	24.51%	20.95%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	78.11%	97.80%	129.31%	134.94%	124.84%

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

Present Value of Equity

In addition to the gap analysis table, we also use a simulation model to monitor interest rate risk. The model reports the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. The present value of equity is the difference between the present value of expected cash flows of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable-rate, caps, floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.

The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2003. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
+300	$690,874	$(104,444)	(13.13)%	22.95%	(8.36)%
+200	728,612	(66,706)	(8.39)	23.76	(5.12)
+100	764,714	(30,604)	(3.85)	24.48	(2.24)
0	795,318	—	—	25.04	—
-100	817,665	22,347	2.81	25.37	1.31
-200	800,141	4,823	0.61	24.73	(1.23)
-300	759,597	(35,720)	(4.49)	23.52	(6.09)

As in the case of the gap analysis table, the methods we used in the previous table have some inherent shortcomings. This type of modeling requires that we make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we make assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. We also assume that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The table assumes that we will take no action in response to the changes in interest rates, when in practice rate changes on certain products, such as savings deposits, may lag market changes. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the present value of the equity model may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our present value of equity.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors

Bank Mutual Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation (the Company) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three years ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and Subsidiaries at December 31, 2003 and 2002 and the consolidated results of their income and their cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, in 2002 the Company changed its method for accounting for goodwill.

Ernst & Young LLP

Milwaukee, Wisconsin

January 23, 2004

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31
	2003	2002
	(In Thousands)
Assets
Cash and due from banks	$36,384	$40,297
Federal funds sold	30,000	165,000
Interest-earning deposits	20,119	36,462

Cash and cash equivalents	86,503	241,759
Securities available-for-sale, at fair value:
Investment securities	67,833	73,226
Mortgage-related securities	1,053,349	618,123
Loans held for sale	4,056	46,971
Loans receivable, net	1,712,278	1,685,662
Goodwill	52,570	52,570
Other intangible assets	5,073	5,734
Mortgage servicing rights	4,698	3,060
Other assets	122,167	116,223

	$3,108,527	$2,843,328

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,052,290	$2,126,655
Borrowings	299,491	354,978
Advance payments by borrowers for taxes and insurance	2,987	3,060
Other liabilities	22,679	35,560

	2,377,447	2,520,253
Commitments(Note 13)

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2003 and 10,000,000 shares in 2002 Issued and outstanding – none in 2003 and 2002	—	—
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2003 and 100,000,000 shares in 2002 Issued – 78,775,779 shares in 2003 and 81,962,632 in 2002 Outstanding – 78,775,779 shares in 2003; 79,802,950 shares in 2002	788	820
Additional paid-in capital	495,990	108,477
Retained earnings	241,958	224,932
Unearned ESOP shares	(5,766)	(6,647)
Accumulated other comprehensive income	149	10,487
Unearned deferred compensation	(2,039)	(3,133)
Treasury stock – 2,159,682 shares in 2002	—	(11,861)

Total shareholders’ equity	731,080	323,075

	$3,108,527	$2,843,328

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2003	2002	2001
	(In Thousands, Except Per Share Amounts)
Interest income:
Loans	$104,623	$124,490	$147,558
Investment securities	4,654	5,580	8,212
Mortgage-related securities	29,164	32,256	31,042
Interest-earning deposits	2,629	3,106	4,174

Total interest income	141,070	165,432	190,986
Interest expense:
Deposits	51,419	64,891	89,284
Borrowings	17,975	22,544	29,689
Advance payments by borrowers for taxes and insurance	88	243	399

Total interest expense	69,482	87,678	119,372

Net interest income	71,588	77,754	71,614
Provision for loan losses	1,304	760	723

Net interest income after provision for loan losses	70,284	76,994	70,891
Noninterest income:
Service charges on deposits	4,814	4,634	4,435
Brokerage and insurance commissions	2,527	3,157	2,680
Loan related fees and servicing revenue (loss)	636	(1,056)	1,081
Gain on sales of loans	6,855	5,993	3,955
Gain on sales of securities	121	9	—
Other	4,665	3,939	4,329

Total noninterest income	19,618	16,676	16,480
Noninterest expenses:
Compensation, payroll taxes and other employee benefits	31,747	31,350	28,710
Occupancy and equipment	10,871	10,533	10,257
Amortization of goodwill	—	—	3,098
Amortization of other intangible assets	661	662	662
Other	12,329	11,624	12,277

Total noninterest expenses	55,608	54,169	55,004

Income before income taxes	34,294	39,501	32,367
Income taxes	11,695	12,956	12,084

Net income	$22,599	$26,545	$20,283

Per share data:
Earnings per share – basic	$0.30	$0.34	$0.26

Earnings per share – diluted	$0.29	$0.34	$0.26

Cash dividends per share paid	$0.120	$0.093	$0.076

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares
	(In Thousands)
Balances at January 1, 2001	$820	$107,554	$184,351	$(8,971)
Comprehensive income:
Net income	—	—	20,283	—
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,940	—	—	—	—
Total comprehensive income
Purchase of treasury stock	—	—	—	—
Issuance of management recognition plan shares	—	(419)	—	—
Committed ESOP shares	—	311	—	1,150
Cash dividends ($0.076 per share)	—	—	(2,857)	—
Purchase of shares for the ESOP	—	—	—	(29)

Balances at December 31, 2001	820	107,446	201,777	(7,850)
Comprehensive income:
Net income	—	—	26,545	—
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,593	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	1,207	—	1,203
Exercise of stock options	—	(176)	—	—
Amortization of deferred compensation	—	—	—	—
Cash dividends ($0.093 per share)	—	—	(3,390)	—

Balances at December 31, 2002	820	108,477	224,932	(6,647)
Comprehensive income:
Net income	—	—	22,599	—
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax benefit of $5,853	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	2,087	352	881
Exercise of stock options	1	(253)	—	—
Amortization of deferred compensation	—	34	—	—
Cash dividends ($0.12 per share)	—	—	(5,925)	—
Proceeds from sale of stock	(33)	385,645	—	—

Balances at December 31, 2003	$788	$495,990	$241,958	(5,766)

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Accumulated Other Comprehensive Income (Loss)	Unearned Deferred Compensation	Treasury Stock	Total
	(In Thousands)
Balances at January 1, 2001	$643	$—	$—	$284,397
Comprehensive income:
Net income	—	—	—	20,283
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,940	5,375	—	—	5,375

Total comprehensive income	—	—	—	25,658
Purchase of treasury stock	—		(4,920)	(4,920)
Issuance of management recognition plan shares	—	(4,047)	4,854	388
Committed ESOP shares	—	—	—	1,461
Cash Dividends ($0.076 per share)	—	—	—	(2,857)
Purchase of shares for the ESOP	—	—	—	(29)

Balances at December 31, 2001	6,018	(4,047)	(66)	304,098
Comprehensive income:
Net income	—	—	—	26,545
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,593	4,469	—	—	4,469

Total comprehensive income	—	—	—	31,014
Purchase of shares for the ESOP	—	—	(12,417)	(12,417)
Committed ESOP shares	—	—	—	2,410
Exercise of stock options	—	—	622	446
Amortization of deferred compensation	—	914	—	914
Cash dividends ($0.093 per share)	—	—	—	(3,390)

Balances at December 31, 2002	10,487	(3,133)	(11,861)	323,075
Comprehensive income:
Net income	—	—	—	22,599
Other comprehensive income	—	—	—	—
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax benefit of $5,853	(10,338)	—	—	(10,338)

Total comprehensive income	—	—	—	12,261
Purchase of treasury stock	—	—	(8,011)	(8,011)
Committed ESOP shares	—	—	—	3,320
Exercise of stock options	—	—	1,192	940
Amortization of deferred compensation		1,094	(461)	667
Cash dividends ($0.12 per share)	—	—	—	(5,925)
Proceeds from sale of stock	—	—	19,141	404,753

Balance at December 31, 2003	$149	$(2,039)	$—	$731,080

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
	(In Thousands)
Operating activities:
Net income	$22,599	$26,545	$20,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,304	760	723
Provision for depreciation	3,021	2,811	2,621
Amortization of intangibles	661	662	3,760
Net (increase) decrease in mortgage servicing rights	(1,638)	1,190	(809)
Amortization of cost of stock benefit plans	3,987	3,298	1,849
Net premium (discount) amortization on securities	2,107	119	(1,225)
Net change in loans originated for sale	49,770	(8,657)	(20,897)
Net gain on sale of available-for-sale securities	(121)	(9)	—
Gain on sales of loans	(6,855)	(5,993)	(3,955)
Gain on sale of real estate owned	(48)	(184)	(618)
Increase (decrease) in other liabilities	(8,022)	(9,971)	147
(Increase) decrease in other assets	(5,447)	(2,330)	2,532
Decrease in accrued interest receivable	575	2,192	2,247

Net cash provided by operating activities	61,893	10,433	6,658

Investing activities:
Net purchases of investments in mutual funds	(10,903)	(1,030)	(1,652)
Proceeds from maturities of investment securities	124,872	51,897	177,742
Purchases of investment securities	(117,598)	(35,360)	(173,288)
Purchases of mortgage-related securities	(923,451)	(365,312)	(176,658)
Principal repayments on mortgage-related securities	470,994	275,518	128,257
Proceeds from sale of investment securities	8,076	4,032	—
Net (increase) decrease in loans receivable	(26,459)	143,192	140,348
Proceeds from sale of foreclosed properties	1,003	1,182	3,391
Increase in Federal Home Loan Bank stock	(2,613)	(1,652)	(2,307)
Purchases of premises and equipment	(3,896)	(3,658)	(1,963)

Net cash provided (used) by investing activities	(479,975)	68,809	93,870

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2003	2002	2001
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	$(73,371)	$36,761	$196,545
Net increase (decrease) in short-term borrowings	(22,679)	(656)	2,200
Proceeds from long-term borrowings	28,125	8,245	79,806
Repayments on long-term borrowings	(60,933)	(117,971)	(184,270)
Net decrease in advance payments by borrowers for taxes and insurance	(73)	(439)	(813)
Proceeds from sale of stock	404,753	—	—
Proceeds from exercise of stock options	940	472	—
Increase in unearned ESOP shares	—	—	(29)
Cash dividends	(5,925)	(3,390)	(2,857)
Purchase of treasury stock	(8,011)	(12,417)	(4,920)

Net cash provided (used) by financing activities	262,826	(89,395)	85,662

Increase (decrease) in cash and cash equivalents	(155,256)	(10,153)	186,190
Cash and cash equivalents at beginning of year	241,759	251,912	65,722

Cash and cash equivalents at end of year	$86,503	$241,759	$251,912

Supplemental information:
Interest paid on deposits	$52,413	$65,438	$90,209
Income taxes paid	11,764	13,684	12,639
Loans transferred to foreclosed properties and repossessed assets	1,461	1,406	410
Issuance of management recognition plan shares	—	—	4,435

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies

Organization

From November 1, 2000 until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank, into mutual holding company form. Until October 29, 2003, Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which Mutual Savings Bank’s depositors held all of the voting and membership rights, owned 52.2% of Bank Mutual Corporation’s outstanding common stock.

On November 1, 2000, Bank Mutual Corporation also acquired First Northern Capital Corp., the parent of First Northern Savings Bank. On March 16, 2003, Mutual Savings Bank and First Northern Savings Bank combined to form a single OTS chartered savings bank subsidiary of Bank Mutual Corporation called Bank Mutual (“Bank Mutual” or the “Bank”).

On October 29, 2003, Bank Mutual Corporation completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered Bank Mutual Corporation and, in effect, sold the MHC’s interest in Bank Mutual Corporation to the public. Existing Bank Mutual Corporation shareholders exchanged each existing share for 3.6686 shares of the new Bank Mutual Corporation. The total number of shares issued and exchanged in the offering was 78,707,669 shares.

All share and per share numbers in these financial statements have been adjusted to reflect the full conversion transaction and related share exchange.

As used herein, the “Company” refers to Bank Mutual Corporation both before and after the full conversion transaction

Business

Bank Mutual is a federal savings bank offering a full range of financial services to customers who are primarily located in the state of Wisconsin. Bank Mutual is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential and commercial real estate loans, consumer loans, and commercial and industrial loans.

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Bank Mutual has the following wholly owned subsidiaries: Lake Financial and Insurance Services, Mutual Investment Corporation, MC Development Ltd., and First Northern Investments Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. Bank Mutual also has a 50% owned subsidiary, Savings Financial Corporation, which is accounted for using the equity method.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies (continued)

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

Federal Home Loan Bank Stock

Stock of the Federal Home Loan Bank (“FHLB”) is owned due to regulatory requirements and carried at cost, which is its redeemable value.

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

Loans Held for Sale

Loans held for sale, which generally consist of current production of certain fixed-rate mortgage loans, are recorded at the lower of cost or market value. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.

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

Loan Fees and Related Costs

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loans’ yield. The Company amortizes these amounts using the level-yield method over the contractual life of the related loans.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

Mortgage Servicing Rights

Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The total cost of loans sold is allocated between the loan balance and the servicing asset based on their relative fair values. The capitalized value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is reviewed at least annually for impairment based upon guidelines specified by Statement of Financial Accounting Standards (“SFAS”) No. 142 - “Goodwill and Other Intangible Assets.” Other intangible assets, primarily attributed to the customer relationships acquired, are amortized over their estimated useful lives, generally seven to fifteen years. Other intangible assets are reviewed if facts and circumstances indicate that they may be impaired. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over periods of ten to twenty years and periodically assessed whether events or changes in circumstances indicated that the carrying amount of goodwill might be impaired.

Life Insurance Policies

Investments in life insurance policies owned by the Company are carried at the amount that could be realized under the insurance contract.

Income Taxes

The Company files a consolidated federal income tax return and separate, or combined, state income tax returns, depending on the state. A deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized. Changes in valuation allowances are recorded as a component of income taxes.

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding. Vested shares of restricted stock which have been awarded under the management recognition plan (“MRP”) provisions of the Company’s 2001 Stock Incentive Plan, are considered common stock equivalents and are included in the weighted-average number of shares outstanding for basic EPS. Nonvested MRP shares are considered common stock equivalents and are included in the weighted-average number of shares outstanding for diluted EPS.

Pension Costs

The Company has both defined benefit and defined contribution plans. The Company’s net periodic pension cost of the defined benefit plan consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the retirement plan, amortization of transitional assets over a period of 15 years, amortization of prior service cost and amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants. The costs associated with the defined contribution plan consist of a predetermined percentage of compensation, which is determined by Bank Mutual’s Board of Directors.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies (continued)

Segment Information

The Company has determined that it has one reportable segment – community banking. Bank Mutual offers a range of financial products and services to external customers, including: accepting deposits from the general public; originating residential, consumer and commercial loans; and marketing annuities and other insurance products.

Stock Compensation

In May 2001, Bank Mutual shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted during the year ended December 31, 2001 to employees in management positions and 124,737 shares were subsequently forfeited. No shares were granted during the years ended December 31, 2002 and 2003. The outstanding MRP grants had a fair value of $12,368 at December 31, 2003. The grants under the MRP are being amortized to compensation expense as the Company’s employees become vested in the granted shares.

The amount amortized to expense was $669 for the year ended December 31, 2003 and $885 for the year ended December 31, 2002. The remaining unamortized cost of the MRP is reflected as a reduction of shareholders’ equity as unearned deferred compensation.

Options for 4,050,122 shares were granted on May 8, 2001 at an exercise price of $3.2056 and expire on May 8, 2011. Options for 3,298,590 shares remain outstanding at December 31, 2003, of which options for 1,167,869 shares were vested. In addition, options for 368,142 shares were exercised in 2003 and options for 236,257 shares have been forfeited since the inception of the plan. No options were granted in 2002 or 2003.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	2003	2002	2001
Risk-free interest rate	5.30%	5.30%	5.30%
Dividend yield	2.00%	2.00%	2.00%
Expected stock volatility	26.30%	26.30%	26.30%
Expected years until exercise	6.00	7.00	8.00

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Bank Mutual’s stock options have characteristics significantly different from traded options and inasmuch, changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies (continued)

Bank Mutual accounts for the stock options in accordance with APB Opinion 25, as allowed under SFAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. Pursuant to SFAS No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	Year Ended December 31
	2003	2002	2001
Net income:
As reported	$22,599	$26,545	$20,283
Pro forma	$21,880	$25,826	$19,819
Basic earnings per share:
As reported	$0.30	$0.34	$0.26
Pro forma	$0.29	$0.33	$0.25
Diluted earnings per share:
As reported	$0.29	$0.34	$0.26
Pro forma	$0.28	$0.32	$0.25

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Recent Accounting Changes

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN 46”), which provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (“SPEs”) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

Management has evaluated the applicability of FIN 46 on various investments and interests, including low-income housing partnership interests, small business commercial real estate partnerships and historic tax credit partnerships. The Company has determined as of December 31, 2003, that it did not have any VIEs.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies (continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Bank enters into such commitments with customers in connection with residential mortgage loan applications and at December 31, 2003 had approximately $8,315 in notional amount of these commitments outstanding. This guidance, if issued, would require the Bank to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Bank is currently assessing the impact of this pending guidance on its results of operations and financial position. In the quarter of adoption, there would likely be a one-time negative impact to revenue yet to be determined.

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. See Note 10 for the additional pension and other postretirement benefit disclosures as the Company adopted the provisions of this Statement as of December 31, 2003.

Reclassifications

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

2. Securities, Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2003:
Investment securities:
U.S. government and federal agency obligations	$21,434	$352	$(50)	$21,736
Mutual funds	45,051	20	(374)	44,697
Federal Home Loan Mortgage Corporation stock	1,440	—	(40)	1,400

Total investment securities	67,925	372	(464)	67,833
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	518,893	3,053	(3,774)	518,172
Federal National Mortgage Association	444,167	4,700	(3,371)	445,496
Private Placement CMOs	537	6	—	543
Government National Mortgage Association	89,589	322	(773)	89,138

Total mortgage-related securities	1,053,186	8,081	(7,918)	1,053,349

Total	$1,121,111	$8,453	$(8,382)	$1,121,182

The following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less than 12 months In an unrealized loss position			Greater than 12 months In an unrealized loss position
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Total Unrealized Loss Amount	Total Estimated Fair Value
Investment securities:
U.S. government and federal agency obligations	$(50)	2	$6,949	$—	—	$—	$(50)	$6,949
Corporate issue obligations	—	—	—	—	—	—	—	—
Mutual funds	—	—	—	(374)	2	44,024	(374)	44,024
Federal Home Loan Mortgage Corporation stock	—	—	—	(40)	1	1,400	(40)	1,400

Total investment securities	(50)	2	6,949	(414)	3	45,424	(464)	52,373
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(3,774)	46	206,155	—	—	—	(3,774)	206,155
Federal National Mortgage Association	(3,371)	45	242,655	—	—	—	(3,371)	242,655
Government National Mortgage Association	(773)	7	64,223	—	—	—	(773)	64,223

Total mortgage-related securities	(7,918)	98	513,033	—	—	—	(7,918)	513,033

Total	$(7,968)	100	$519,982	$(414)	3	$45,424	$(8,382)	$565,406

The Company does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

2. Securities, Available-for-Sale (continued)

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

The amortized cost and fair values of securities by contractual maturity at December 31, 2003, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$10,687	$10,800
Due after one year through five years	10,747	10,936
Due after five years through ten years	—	—
Mutual funds	45,051	44,697
Federal Home Loan Mortgage Corporation stock	1,440	1,400
Mortgage-related securities	1,053,186	1,053,349

	$1,121,111	$1,121,182

The following table summarizes the adjustment to other comprehensive income and the related tax effect for each of the three years ended December 31:

	2003	2002	2001
Change in unrealized holding gain (loss) on available-for-sale securities during the period	$(16,191)	$7,062	$8,315
Reclassification adjustment for gains included in net income, net	79	6
Related tax benefit (expense)	5,774	(2,599)	(2,940)

Change in other comprehensive income	$(10,338)	$4,469	$5,375

Investment securities with a fair value of approximately $14,048 and $29,161 at December 31, 2003 and 2002, were pledged to secure deposits and for other purposes as permitted or required by law. See also Notes 6 and 11 for additional information regarding security pledges.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

3. Loans Receivable

Loans receivable consist of the following:

	December 31
	2003	2002
Mortgage loans:
One-to-four family	$793,247	$827,648
Multifamily	124,494	112,189
Commercial real estate	209,293	186,960
Construction and development	122,436	127,174

Total mortgage real estate loans	1,249,470	1,253,971
Consumer and other loans:
Fixed equity	252,550	234,049
Home equity lines of credit	78,567	77,697
Student	20,546	22,636
Home improvement	12,605	6,993
Automobile	67,630	68,140
Other	18,623	22,434

Total consumer and other loans	450,521	431,949
Total commercial business loans	75,022	61,060

Total loans receivable	1,775,013	1,746,980
Less:
Undisbursed loan proceeds	47,743	46,048
Allowance for loan losses	13,771	12,743
Unearned loan fees and discounts	1,221	2,527

	62,735	61,318

Total loans receivable – net	$1,712,278	$1,685,662

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties housing one-to-four families which are generally located in the Company’s local lending areas in Wisconsin, Michigan and Minnesota. Non-accrual loans at December 31, 2003 were $9,288 and at December 31, 2002, were $7,283.

A summary of the activity in the allowance for loan losses follows:

	Year ended December 31
	2003	2002	2001
Balance at beginning of year	$12,743	$12,245	$12,238
Provisions	1,304	760	723
Charge-offs	(501)	(481)	(817)
Recoveries	225	219	101

Balance at end of year	$13,771	$12,743	$12,245

The unpaid principal balance of loans serviced for others was $649,332, $638,801, and $583,057 at December 31, 2003, 2002 and 2001, respectively. These loans are not reflected in the consolidated financial statements.

At December 31, 2003, there was $12.9 million of impaired loans and at December 31, 2002, $0 of impaired loans.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights

The following is a reconciliation of reported net income and earnings per share to net income and earnings per share adjusted as if SFAS No. 142 had been adopted on January 1, 2001 (in thousands except per share amounts):

	Year ended December 31
	2003	2002	2001
Net income:
As reported	$22,599	$26,545	$20,283
Add back: Goodwill amortization	—	—	3,098

Adjusted net income	$22,599	$26,545	$23,381

Basic earnings per share:
As reported	$0.30	$0.34	$0.26
Add back: Goodwill amortization	—	—	.04

Adjusted basic earnings per share	$0.30	$0.34	$0.30

Diluted earnings per share:
As reported	$0.29	$0.34	$0.26
Add back: Goodwill amortization	—	—	.04

Adjusted diluted earnings per share	$0.29	$0.34	$0.30

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at December 31, 2003 is presented in the following table.

	2003	2002	2001
Mortgage servicing rights at beginning of year	$6,149	$4,738	$3,442
Additions	4,480	3,251	2,397
Amortization	(5,931)	(1,840)	(1,101)

Mortgage servicing rights at end of year	4,698	6,149	4,738
Valuation allowance	—	(3,089)	(487)

Balance	$4,698	$3,060	$4,251

During 2003, a charge of $1,419 was recorded for loans that had mortgage servicing rights that were permanently impaired. This amount is included with the amortization in the table above.

Deposit base intangibles had a carrying amount and a value net of accumulated amortization of $5,073 at December 31, 2003.

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights (continued)

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage Servicing Rights	Deposit Base Intangibles	Total
Twelve months ended December 31, 2003 (actual)	$5,931	$661	$6,592

Estimate for year ending December 31,
2004	$884	$661	$1,545
2005	877	661	1,538
2006	874	661	1,535
2007	869	661	1,530
2008	832	618	1,450
Thereafter	362	1,811	2,173

	$4,698	$5,073	$9,771

5. Other Assets

Other Assets are summarized as follows:

	December 31
	2003	2002
Accrued interest:
Mortgage-related securities	$4,034	$2,481
Investment securities	200	1,516
Loans receivable	6,586	7,399

Total accrued interest	10,820	11,396
Foreclosed properties and repossessed assets	630	750
Premises and equipment	45,196	44,441
Federal Home Loan Bank stock, at cost	35,498	32,885
Bank owned life insurance	18,268	17,141
Other	11,755	9,610

	$122,167	$116,223

Foreclosed properties and repossessed assets are summarized as follows:

	December 31
	2003	2002
Acquired by foreclosure or in lieu of foreclosure	$529	$733
Repossessed collateral	101	17

	$630	$750

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

5. Other Assets (continued)

Premises and equipment are summarized as follows:

	December 31
	2003	2002
Land and land improvements	$12,748	$11,658
Office buildings	40,139	39,443
Furniture and equipment	15,547	15,633
Leasehold improvements	1,093	1,092

	69,527	67,826
Less allowances for depreciation and amortization	24,331	23,385

	$45,196	$44,441

Depreciation expense for 2003, 2002 and 2001 was $3,021, $2,811 and $2,621, respectively.

Bank Mutual leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2012. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2003:

2004	$862
2005	658
2006	594
2007	474
2008	459
Thereafter	757

Total	$3,804

Rental expenses totaled $974, $1,022, and $923 for 2003, 2002 and 2001, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

6. Deposits

Deposits are summarized as follows:

	December 31
	2003	2002
Checking accounts:
Noninterest-bearing	$110,099	$98,941
Interest-bearing	157,231	149,008

	267,330	247,949

Money market accounts	358,003	351,433
Savings accounts	240,543	230,170
Certificate accounts:
Due within one year	510,195	681,339
After one but within two years	318,652	185,125
After two but within three years	140,604	216,002
After three but within four years	192,203	58,768
After four but within five years	24,760	155,869
After five years	—	—

	1,186,414	1,297,103

	$2,052,290	$2,126,655

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more is approximately $149,690, and $166,864 at December 31, 2003 and 2002, respectively.

Interest expense on deposits was as follows:

	Year ended December 31
	2003	2002	2001
Interest-bearing checking accounts	$416	$833	$1,208
Money market accounts	4,353	6,673	12,200
Savings accounts	1,490	2,402	3,902
Certificate accounts	45,160	54,983	71,974

	$51,419	$64,891	$89,284

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

7. Borrowings

Borrowings consist of the following:

	December 31
	2003		2002
	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Federal Home Loan Bank advances maturing:
2003	$—	—%	$60,888	5.50%
2004	231,775	5.61	231,765	5.61
2005	17,996	5.20	17,990	5.21
2006	7,948	4.85	7,946	4.86
2007	—	—	—	—
2008	1,024	5.90	—	—
Thereafter	40,748	5.23	13,710	5.65
Other borrowings	—	—	22,679	0.99

	$299,491		$354,978

Advances that mature in the year 2004 consist of borrowings that are redeemable at the option of the FHLB.

Bank Mutual is required to maintain unencumbered mortgage loans in its portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. Bank Mutual’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $35,498 and $32,885 at December 31, 2003 and 2002, respectively.

Prior to the March 2003 merger of the two banking subsidiaries, one of the subsidiaries was designated as a Treasury Tax & Loan (“TT&L”) depository for the Federal Reserve Bank (“FRB”) and as such, had TT&L deposits at December 31, 2002 of $22,679. Bank Mutual was allowed to hold these deposits until they were called. These deposits bear an interest rate of federal funds rate less 25 basis points. U.S. Treasury securities with a face value greater than or equal to the amount borrowed were pledged as a condition of holding TT&L deposits. At December 31, 2003, Bank Mutual anticipates it will apply to the FRB to be designated as a depository.

Bank Mutual has a line of credit with two financial institutions which totals $10.0 million. At December 31, 2003 and 2002, no draws were outstanding.

8. Shareholders’ Equity

Bank Mutual is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bank Mutual must meet specific capital guidelines that involve quantitative measures of Bank Mutual’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Bank Mutual’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

8. Shareholders’ Equity (continued)

Quantitative measures established by federal regulation to ensure adequacy require Bank Mutual to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2003, that Bank Mutual met all capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank Mutual
As of December 31, 2003:
Total capital (to risk-weighted assets)	$463,569	30.08%	$123,285	8.00%	$154,107	10.00%
Tier 1 capital (to risk-weighted assets)	451,660	29.31	61,643	4.00%	92,464	6.00%
Tier 1 capital (to average assets)	451,660	14.82	121,900	4.00%	152,375	5.00%

Bank Mutual
As of December 31, 2002:
Total capital (to risk-weighted assets)	$247,039	16.32%	$121,124	8.00%	$151,404	10.00%
Tier 1 capital (to risk-weighted assets)	235,962	15.58%	60,561	4.00%	90,842	6.00%
Tier 1 capital (to average assets)	235,962	8.38%	112,574	4.00%	140,717	5.00%

The December 31, 2002 amounts and ratios were restated to reflect the consolidation of the two banking subsidiaries, First Northern Savings Bank and Mutual Savings Bank, which occurred on March 16, 2003.

The Company is not aware of any conditions or events, which would change Bank Mutual’s status as well capitalized. There are no conditions or events since that notification that management believes have changed Bank Mutual’s category.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

8. Shareholders’ Equity (continued)

Following are reconciliations of Bank Mutual’s (subsidiary bank) equity under generally accepted accounting principles to capital as determined by regulators:

	Bank Mutual
	Risk- Based Capital	Tier I (Core) Capital
As of December 31, 2003:
Equity per bank records	$509,747	$509,747
Unrealized gains on investments	(149)	(149)
Goodwill and intangibles	(55,613)	(55,613)
Investment in “nonincludable” subsidiaries	(2,043)	(2,043)
Disallowed servicing assets	(282)	(282)
Equity investments required to be deducted	(1,862)	—
Allowance for loan losses	13,771	—

Regulatory capital	$463,569	$451,660

9. Earnings Per Share

The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year ended December 31
	2003	2002	2001
Basic earnings per share
Net income	$22,599	$26,545	$20,283

Weighted average shares outstanding	75,779,184	77,024,851	78,214,845
Allocated ESOP shares for the period	327,196	327,195	327,195
Vested MRP shares for the period	223,141	240,587	115,069

	76,329,521	77,592,633	78,657,109

Basic earnings per share	$0.30	$0.34	$0.26

Diluted earnings per share
Net income	$22,599	$26,545	$20,283

Weighted average shares outstanding used in basic earnings per share	76,329,521	77,592,633	78,657,109

Net dilutive effect of:
Stock option shares	1,884,239	1,294,961	474,977
Unvested MRP shares	353,992	278,571	93,127

	78,567,752	79,166,165	79,225,213

Diluted earnings per share	$0.29	$0.34	$0.26

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

10. Employee Benefit Plans

Bank Mutual Corporation

Bank Mutual Corporation has a discretionary, defined contribution savings plan (the Savings Plan). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $146 in 2003, $103 in 2002 and $89 in 2001. Effective December 31, 2001, First Northern Savings Bank’s 401(k) Plan, described below, was combined with the Savings Plan which was formerly maintained by Mutual Savings Bank. Effective January 1, 2002, the Savings Plan became a defined contribution 401(k) plan for employees of Bank Mutual and its subsidiaries.

Bank Mutual Corporation also has a defined benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental pension plan for certain qualifying employees. The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company’s funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974. Prior to January 1, 2002, this plan was maintained by Mutual Savings Bank. As of January 1, 2002, First Northern Savings Bank employees meeting certain minimum age and service requirements entered the defined benefit plan; for those First Northern Savings Bank employees, only years of service after that date are counted for funding. However, for vesting purposes, First Northern Savings Bank employees received credit under the defined benefit plan for their years of service since joining First Northern Savings Bank.

The following tables set forth the defined benefit pension plan’s funded status and net periodic benefit cost:

	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$18,982	$16,435
Service cost	1,419	1,251
Interest cost	1,260	1,163
Actuarial loss	1,334	497
Benefits paid	(399)	(364)

Benefit obligation at end of year	$22,596	$18,982

Change in Plan Assets
Fair value of plan assets at beginning of year	$21,070	$18,435
Actual return on plan assets	1,567	1,266
Employer contributions	1,950	1,733
Benefits paid	(399)	(364)

Fair value of plan assets at end of year	$24,188	$21,070

Funded Status
Funded status at end of year	$1,592	$2,088
Unrecognized net actuarial loss	(248)	(1,511)
Unrecognized prior service cost	462	591

Prepaid benefit cost	$1,806	$1,168

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

10. Employee Benefit Plans (continued)

Accumulated Benefit Obligations

The accumulated benefit obligations for the defined benefit pension plan was $19,300 and $16,400 at October 31, 2003 and 2002, respectively.

Weighted-average assumptions used in cost calculations:
Discount rate	6.75%	7.00%
Rate of increase in compensation levels	4.00%	5.00%
Expected long-term rate of return on plan assets	7.00%	7.00%

The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.

	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$1,419	$1,251	$803
Interest cost	1,260	1,163	1,096
Expected return on plan assets	(1,567)	(1,266)	(1,196)
Amortization of transition asset	—	—	(50)
Amortization of prior service cost	129	129	146
Recognized actuarial loss (gain)	—	(4)	16
Amortization of gain from prior periods	(42)	(68)	—
Asset gain	114	—	—

Total net periodic benefit cost	$1,313	$1,205	$815

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.

The Company values its pension plan annually at October 31. The pension plan weighted-average asset allocations at October 31, 2003 and 2002, by asset category are as follows:

	At October 31
	2003	2002
Asset Category
Equity Securities	3.7%	3.5%
Debt securities	16.8	17.6
Immediate participation guarantee contracts	79.5	78.9

Total	100.0%	100.0%

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

10. Employee Benefit Plans (continued)

Investment Policy

The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an Insurance Company. The equity securities are shares of stock issued by the insurance company when it demutualized.

Contributions

The amount of the 2004 contribution will be determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2004. At this time, the amount of the 2004 contribution is not known.

Bank Mutual

Bank Mutual has a deferred retirement plan, which was formerly a Mutual Savings Bank Plan, for non-officer directors who have provided at least five years of service. Four of the five existing eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. Bank Mutual has funded these arrangements through “rabbi trust” arrangements, and based on actuarial analyses believes these obligations are adequately funded.

First Northern Savings Bank

Prior to January 1, 2002, First Northern Savings Bank had a participatory defined contribution 401(k) plan. The plan covered all employees with at least one year of service and who attained age 21. First Northern Savings Bank annually contributed 3% of an employee’s gross earnings and had funded an additional discretionary dollar amount to the plan. First Northern Savings Bank also matched 50% of the first 4% of the amount of each employee’s contribution. In addition, each employee could contribute amounts in excess of 4%, up to the lesser of 15% of compensation or federal tax limits, with no First Northern Savings Bank participation. Total expense relating to this plan for the year ended December 31, 2001 was $498. Effective December 31, 2001, the First Northern Savings Bank’s participatory defined contribution 401(k) plan was combined with Mutual Savings Bank’s defined contribution 401(k) plan and as of January 1, 2002, a new combined Bank Mutual defined contribution 401(k) plan was established, as discussed above.

First Northern Savings Bank also had an unfunded deferred retirement plan for their non-employee directors. All members of First Northern Savings Bank’s Board of Directors were eligible under the plan. Directors of predecessor institutions who were members of an advisory board were eligible at the discretion of First Northern Savings Bank. Currently there are four retired advisory board members in the plan. This plan was terminated as a consequence of the merger of First Northern Savings Bank into Bank Mutual and former First Northern Savings Bank directors began to receive payments.

First Northern Savings Bank also had supplemental retirement plans for several executives. Total expense relating to these plans for the year ended December 31, 2003 and 2002 was $153 and $191, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

11. Stock-Based Benefit Plans

The Company established an ESOP for the employees of the Company and Bank Mutual. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. At November 1, 2000, the ESOP borrowed $609 from the Company and purchased 223,454 shares of common stock issued in the public offering. Subsequent to this initial purchase, through December 31, 2000, the ESOP borrowed an additional $8,362 and purchased an additional 3,037,600 shares. In January 2001, the ESOP bought an additional 10,892 shares. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-tenth of the shares are scheduled to be released each year, which started in 2001. Also, additional shares may be released as the ESOP Trust receives cash dividends from the unallocated shares held in the Trust. In 2002 and 2001, such additional shares were released. ESOP expense for the year ended December 31, 2003 was $2,950; for the year ended December 31, 2002 was $2,414; and for the year ended December 31, 2001 was $1,461.

The following table summarizes shares of Company common stock held by the ESOP at December 31.

	2003	2002	2001
Shares allocated to participants	327,194	436,960	417,986
Unallocated and unearned shares	2,089,808	2,417,002	2,853,962
Fair value of unearned ESOP shares	$23,803	$15,236	$11,887

12. Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31
	2003	2002	2001
Current:
Federal	$10,030	$13,703	$10,768
State	415	(43)	(113)

	10,445	13,660	10,655
Deferred expense (benefit):
Federal	1,520	(895)	1,125
State	(270)	191	304

	1,250	(704)	1,429

	$11,695	$12,956	$12,084

For state income tax purposes, certain subsidiaries have net operating loss carryovers of $12,905 available to offset against future income. The carryovers expire in the years 2004 through 2018 if unused.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

12. Income Taxes (continued)

The income tax provision differs from the provision computed at the federal statutory corporate rate as follows:

	Year ended December 31
	2003	2002	2001
Income before provision for income taxes	$34,294	$39,501	$32,367

Tax expense at federal statutory rate	$12,003	$13,825	$11,328
Increase (decrease) in taxes resulting from:
State income taxes – net of federal tax benefit	117	(521)	124
Nondeductible intangible amortization	—	—	1,177
Bank Owned Life insurance	(432)	(317)	(381)
Other	7	(31)	(164)

Provision for income taxes	$11,695	$12,956	$12,084

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2003	2002
Deferred tax assets:
State net operating losses	$763	$693
Loan loss reserves	5,612	4,938
Pension	2,289	2,336
Deferred compensation	936	1,283
Unrealized gain on investment securities	79	322

Total deferred tax assets	9,679	9,572
Valuation allowance	(409)	(784)

Net Deferred tax assets	9,270	8,788

Deferred tax liabilities:
Property and equipment depreciation	2,235	1,204
FHLB stock dividends	3,174	2,884
Deferred loan fees	633	172
Purchase accounting adjustments	5,615	5,866
Other	871	5,859

Total deferred tax liabilities	12,528	15,985

Net deferred tax asset (liability)	$(3,258)	$(7,197)

Bank Mutual and certain predecessor banks qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for federal income taxes has been made for approximately $64,475 of retained income as of December 31, 2003. If, in the future, Bank Mutual no longer qualifies as a bank for tax purposes, income taxes of approximately $25,874 would be imposed.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

13. Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition. The contract amounts reflect the extent of involvement the Company has in particular classes of financial instruments and also represents the Company’s maximum exposure to credit loss.

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

Financial instruments whose contract amounts represent credit risk are as follows:

	December 31
	2003	2002
Unused consumer lines of credit	$153,068	$145,306
Unused commercial lines of credit	12,919	29,106
Commitments to extend credit:
Fixed rate	17,115	40,920
Adjustable rate	35,838	8,055
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance program	3	16

Forward commitments to sell mortgage loans of $8,315 at December 31, 2003, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose Bank Mutual to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. Forward commitments at December 31, 2002 were $73,792.

The Company participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had no firm commitments outstanding to deliver loans through the Program at December 31, 2003. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company received a fee for this credit enhancement. The Company does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

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

Certain financial instruments and all nonfinancial instruments are excluded from this disclosure. Accordingly, the aggregate fair value of amounts presented does not represent the underlying value of the Company and is not particularly relevant to predicting the Company’s future earnings or cash flows.

The following methods and assumptions are used by the Company in estimating its fair value disclosures of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

14. Fair Value of Financial Instruments (continued)

Borrowings: The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value.

	December 31 2003		December 31 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$86,503	$86,503	$241,759	$241,759
Investment and mortgage-related securities	1,121,182	1,121,182	691,349	691,349
Loans receivable, net	1,712,278	1,762,231	1,685,662	1,743,105
Loans held for sale	4,056	4,056	46,971	46,971
Mortgage servicing rights	4,698	4,698	3,060	3,060
Federal Home Loan Bank stock	35,498	35,498	32,885	32,885
Accrued interest receivable	10,820	10,820	11,396	11,396
Deposits and accrued interest	2,052,290	2,230,147	2,126,655	2,168,534
Advance payments by borrowers	2,987	2,987	3,060	3,060
Borrowings	299,491	338,122	354,978	374,533

The above table does not include any amount for the value of any off-balance-sheet items (see Note 12) since the fair value of these items is not significant.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

15. Condensed Parent Company Only Financial Statements

STATEMENT OF FINANCIAL CONDITION

	December 31
	2003	2002
Assets:
Cash and cash equivalents	$213,226	$15,576
Investment in subsidiaries	509,747	305,157
Due from subsidiaries	1,995	—
Receivable from ESOP	5,747	6,647
Other assets	661	17

	$731,376	$327,397

Liabilities and shareholders’ equity:
Liabilities:
Due to subsidiaries	$—	$3,455
Other liabilities	296	867

	296	4,322
Shareholders’ equity:
Preferred stock - $.01 par value
Authorized– 20,000,000 shares in 2003 and 10,000,000 shares in 2002	—	—
Issued and outstanding – none in 2003 and 2002	—	—
Common stock – $.01 par value:
Authorized – 200,000,000 shares in 2003 and 100,000,000 shares in 2002 Issued – 78,775,779 shares in 2003 and 81,962,632 shares in 2002 Outstanding – 78,775,779 shares in 2003 and 79,802,949 shares in 2002	788	820
Additional paid-in capital	495,990	108,477
Retained earnings	241,958	224,932
Unearned ESOP shares	(5,766)	(6,647)
Accumulated other comprehensive income	149	10,487
Unearned deferred compensation	(2,039)	(3,133)
Treasury stock –2,159,682 shares in 2002	—	(11,861)

Total shareholders’ equity	731,080	323,075

	$731,376	$327,397

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

(Dollars in Thousands, Except Per Share Amounts)

15. Condensed Parent Company Only Financial Statements (continued)

STATEMENT OF INCOME

	Year ended December 31
	2003	2002
Interest income	$1,723	$989
Equity in earnings of subsidiaries	22,129	26,330
Other	7	3

Total income	23,859	27,322
Total expenses	944	634

Income before provision for income taxes	22,915	26,688
Provision for income taxes	316	143

Net income	$22,599	$26,545

STATEMENT OF CASH FLOWS

	Year ended December 31
	2003	2002
Operating activities:
Net income	$22,599	$26,545
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(22,129)	(26,330)
Amortization of cost of stock benefit plans	3,987	3,298
Decrease in due to subsidiaries	(5,450)	(3,493)
Change in other operating activities and liabilities	(1,215)	(553)

Net cash used in operating activities	(2,208)	(533)

Investing activities:
Stock proceeds invested in subsidiary	(202,399)	—
Dividends from Company subsidiaries	9,600	10,000

Net cash provided (used) by investing activities	(192,799)	10,000

Financing activities:
Sale of stock	404,753	—
Cash dividends	(5,925)	(3,390)
Purchase of treasury stock	(8,011)	(12,417)
Proceeds from exercise of stock options	940	472
Payments received on ESOP	900	1,203

Net cash provided (used) by financing activities	392,657	(14,132)

Increase (decrease) in cash and cash equivalents	197,650	(4,665)
Cash and cash equivalents at beginning of year	15,576	20,241

Cash and cash equivalents at end of year	$213,226	$15,576

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

Internal Control Over Financial Reporting: There have not been any changes in the Bank Mutual Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, Bank Mutual Corporation’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information in response to this item is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Bank Mutual Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 3, 2004 (the “2004 Annual Meeting Proxy Statement”). See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to “Directors’ Compensation”, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Proposed 2004 Stock Incentive Plan” in the 2004 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Stock Options and Equity Compensation Plans – Equity Compensation Plan Information” in the 2004 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference to “Election of Directors,” Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with the Company” in the 2004 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to “Independent Auditors” in the 2004 Annual Meeting Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of the Report:

1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Bank Mutual Corporation and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Consolidated Statements of Financial Condition - December 31, 2003 and 2002.

Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Changes In Shareholders’ Equity - Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001.

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

(b) Reports on Form 8-K:

In the quarter ended December 31, 2003, Bank Mutual Corporation filed a Form 8-K dated October 29, 2003 disclosing the completion of its conversion to a fully shareholder owned corporation, including the related stock offering and exchanges of shares. In addition, it also submitted a Form 8-K dated October 24, 2003, which is not to be deemed incorporated by reference into other filings, which disclosed Bank Mutual Corporation’s earnings release for the quarter and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2004	BANK MUTUAL CORPORATION

	By:	/s/Michael T. Crowley, Jr.

Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Michael T. Crowley, Jr., Rick B. Colberg, and Marlene M. Scholz, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

Signature and Title

/s/Michael T. Crowley, Jr.	/s/Raymond W. Dwyer, Jr.
Michael T. Crowley, Jr., Chairman, President	Raymond W. Dwyer, Jr., Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Rick B. Colberg	/s/Thomas J. Lopina, Sr.
Rick B. Colberg, Chief Financial Officer	Thomas J. Lopina, Sr., Director
(Principal Financial Officer)

/s/Marlene M. Scholz	/s/William J. Mielke
Marlene M. Scholz, Senior Vice President	William J. Mielke, Director
(Principal Accounting Officer)

/s/Michael T. Crowley, Sr.	/s/Robert B. Olson
Michael T. Crowley, Sr., Director	Robert B. Olson, Director

/s/Thomas H. Buestrin	/s/David J. Rolfs
Thomas H. Buestrin, Director	David J. Rolfs, Director

/s/Mark C. Herr	/s/Jelmer G. Swoboda
Mark C. Herr, Director	Jelmer G. Swoboda, Director

*	Each of the above signatures is affixed as of March 11, 2004.

BANK MUTUAL CORPORATION

(“Bank Mutual Corporation” or the “Company”)**

Commission File No. 000-32107

EXHIBIT INDEX

TO

2003 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2003:

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
2.1	Plan of Restructuring of Bank Mutual Corporation and Bank Mutual Bancorp, MHC dated April 21, 2003, as amended and restated on July 7, 2003 (the “Plan”)	Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-105685 (the “2003 S-1”)

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to 2003 S-1

3(ii)	Bylaws, as last amended May 29, 2003, of Bank Mutual Corporation	Exhibit 3(ii) to 2003 S-1

4.1	The Articles	Exhibit 3(i) above

4.2	The Plan	Exhibit 2.1 above

10.1(a)*	Mutual Savings Bank*** Benefit Restoration Plan (superseded)	Exhibit 10.1 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (the “2000 S-1”)

10.1(b)	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan		X

10.2*	Mutual Savings Bank Outside Directors’ Retirement Plan	Exhibit 10.2 to 2000 S-1

10.3*	Mutual Savings Bank Executive Excess Benefit Plan	Exhibit 10.3 to 2000 S-1

10.4*	Agreement regarding deferred compensation Agreement dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Jr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr.	Exhibit 10.5(a) to 2000 S-1

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley, Sr. dated December 31, 1993	Exhibit 10.6(a) to 2000 S-1

10.6(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.6(b) to 2000 S-1

10.7*	Form of Employment Agreements of Mr. Maurer, Ms. Scholz, Mr. Anderegg and Mr. Callen with Mutual Savings Bank, each dated as of January 1, 2001	Exhibit 10.7 to 2000 S-1

10.8(a)*	Employment Agreement between First Northern Savings Bank and Michael D. Meeuwsen dated as of January 2, 1990	Exhibit 10.8(a) to Bank Mutual’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 10-K”)

10.8(b)*	Amendments No. 1 thereto, dated as of September 20, 1995	Exhibit 10.8(b) to 2000 10-K

10.8(c)*	Resignation and Separation Agreement dated as of June 6, 2003 between Bank Mutual Corporation and Michael D. Meeuwsen	Exhibit 10.1 to Bank Mutual Corporation’s Report on Form 8-K dated June 6, 2003

10.9(a)*	Employment Agreement between First Northern Savings Bank and Rick B. Colberg dated as of November 1, 2000	Exhibit 10.9 to 2000 10-K

10.9(b)*	Amendment thereto, dated as of August 2, 2002		X

10.9(c)*	Second Amendment thereto, dated as of August 19, 2003		X

10.10(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to 2000 10-K

10.10(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (“FNCC 1998 10-K”)

10.11(a)*	Form of Supplemental Retirement Agreements dated as of January 1, 1994 between First Northern Savings Bank and each of Michael D. Meeuwsen and Rick B. Colberg	Exhibit 10.11(a) to 2000 10-K

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.11(b)*	Form of Amendment No. 1 thereto dated as of September 20, 1995	Exhibit 10.11(b) to 2000 10-K

10.11(c)*	Form of Amendment No. 2 thereto, dated as of October 15, 1998	Exhibit 10.6.4 to FNCC 1998 10-K

10.12*	Bank Mutual Corporation 2001 Stock Incentive Plan, as amended May 7, 2002	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.13*	Bank Mutual Corporation 2004 Stock Incentive Plan (Proposed February 2, 2004)	Exhibit A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.14*	Mutual Savings Bank/First Northern Savings Bank Management Incentive Compensation Plan	Exhibit 10.12(b) to Post-Effective Amendment No. 1 to 2003 S-1

10.15(a)	Agency Agreement dated August 1, 2003 among Bank Mutual Corporation, Bank Mutual Bancorp, MHC and Ryan Beck	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.15(b)	Supplemental letter agreement with Ryan Beck relating to resolicitation	Exhibit 1.1(b) to Post-Effective Amendment No. 1 to 2003 S-1

21.1	List of Subsidiaries		X

23.1	Consent of Ernst & Young LLP		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K
**	As used in this Exhibit Index, references to Bank Mutual Corporation and the Company also include, where appropriate, Bank Mutual Corporation, a federally-chartered corporation and the predecessor of the current registrant.
***	Mutual Savings Bank is now known as “Bank Mutual.”

EI-4