Form 10-Q
period 2004-03-31
BANK MUTUAL CORP
filed 2004-05-07
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 78,783,849 shares, at April 30, 2004.

BANK MUTUAL CORPORATION

10-Q INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31 2004	December 31 2003
	(In thousands)
Assets
Cash and due from banks	$30,466	$36,384
Federal funds sold	—	30,000
Interest-earning deposits	1,024	20,119

Cash and cash equivalents	31,490	86,503
Securities available-for-sale, at fair value:
Investment securities	68,824	67,833
Mortgage-related securities	1,095,249	1,053,349
Loans held for sale	12,784	4,056
Loans receivable, net	1,698,587	1,712,278
Goodwill	52,570	52,570
Other intangible assets	4,907	5,073
Mortgage servicing rights	4,453	4,698
Other assets	125,125	122,167

	$3,093,989	$3,108,527

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,007,445	$2,052,290
Borrowings	299,919	299,491
Advance payments by borrowers for taxes and insurance	10,674	2,987
Other liabilities	34,559	22,679

	2,352,597	2,377,447

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2004 and 10,000,000 in 2003 Issued and outstanding – none in 2004 and 2003
Common stock – $.01 par value:	—	—
Authorized– 200,000,000 shares in 2004 and 100,000,000 in 2003 Issued – 78,783,849 shares in 2004 and 78,775,779 in 2003
Outstanding – 78,783,849 shares in 2004; and 78,775,779 in 2003	788	788
Additional paid-in capital	496,628	495,990
Retained earnings	245,964	241,958
Unearned ESOP shares	(5,469)	(5,766)
Accumulated other comprehensive income	5,321	149
Unearned deferred compensation	(1,840)	(2,039)

Total shareholders’ equity	741,392	731,080

	$3,093,989	$3,108,527

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31
	2004	2003
	(In thousands, except per share data)
Interest income:
Loans	$23,897	$27,685
Investment securities	1,030	1,182
Mortgage-related securities	11,626	7,353
Interest-earning deposits	108	476

Total interest income	36,661	36,696

Interest expense:
Deposits	10,724	13,893
Borrowings	3,841	4,607
Advance payments by borrowers for taxes and insurance	4	10

Total interest expense	14,569	18,510

Net interest income	22,092	18,186
Provision for loan losses	490	258

Net interest income after provision for loan losses	21,602	17,928

Noninterest income:
Service charges on deposits	1,073	1,030
Brokerage and insurance commissions	772	677
Loan related fees and servicing revenue	535	(84)
Gain on sales of loans	380	1,767
Other	1,087	1,115

Total noninterest income	3,847	4,505

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	8,599	7,682
Occupancy and equipment	2,812	2,664
Amortization of other intangible assets	165	165
Other	3,177	2,870

Total noninterest expenses	14,753	13,381

Income before income taxes	10,696	9,052
Income taxes	3,622	3,183

Net income	$7,074	$5,869

Per share data:
Earnings per share – basic	$0.09	$0.08

Earnings per share – diluted	$0.09	$0.08

Cash dividends paid	$0.040	$0.027

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Treasury Stock	Total
	(In thousands)
For the Three Months Ended March 31, 2004
Balance at January 1, 2004	$788	$495,990	$241,958	$(5,766)	$149	$(2,039)	$—	$731,080
Comprehensive income
Net income	—	—	7,074	—	—	—	—	7,074
Other comprehensive income
Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $2,965	—	—	—	—	5,172	—	—	5,172

Total comprehensive income	—	—	—	—	—	—	—	12,246
Committed ESOP shares	—	612	—	297	—	—	—	909
Exercise of stock options	—	26	—	—	—	—	—	26
Amortization of deferred compensation	—	—	—	—	—	199	—	199
Cash dividends ($0.040 per share)	—	—	(3,068)	—	—	—	—	(3,068)

Balance at March 31, 2004	$788	$496,628	$245,964	$(5,469)	$5,321	$(1,840)	$—	$741,392

For the Three Months Ended March 31, 2003
Balance at January 1, 2003	$820	$108,477	$224,932	$(6,647)	$10,487	$(3,133)	$(11,861)	$323,075
Comprehensive income:
Net income	—	—	5,869	—	—	—	—	5,869
Other comprehensive income
Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $1,633	—	—	—	—	(5,347)	—	—	(5,347)

Total comprehensive income	—	—	—	—	—	—	—	522
Purchase of treasury stock	—	—	—	—	—	—	(8,012)	(8,012)
Committed ESOP shares	—	230	—	297	—	—	—	527
Exercise of stock options	—	(5)	—	—	—	—	17	12
Amortization of deferred compensation	—	—	—	—	—	262	(44)	218
Cash dividends ($0.027 per share)	—	—	(1,023)	—	—	—	—	(1,023)

Balance at March 31, 2003	$820	$108,702	$229,778	$(6,350)	$5,140	$(2,871)	$(19,900)	$315,319

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2004	2003
	(In thousands)
Operating activities:
Net income	$7,074	$5,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	490	258
Provision for depreciation	775	722
Amortization of intangibles	165	165
Net change in mortgage servicing rights	246	(115)
Amortization of cost of stock benefit plans	1,108	745
Net discount amortization on securities	148	653
Net change in loans originated or held for sale	(8,348)	(7,121)
Gains on sales of loans	(380)	(1,767)
Gain on sale of real estate owned	—	(24)
Increase in other liabilities	9,008	14,054
Increase in other assets	(7,687)	(3,935)
(Increase) decrease in accrued interest receivable	(33)	601

Net cash provided by operating activities	2,566	10,105

Investing activities:
Net purchases of mutual funds	(229)	(10,223)
Proceeds from maturities of investment securities	23,300	2,750
Purchases of investment securities	(24,015)	(700)
Purchases of mortgage-related securities	(89,627)	(147,367)
Principal repayments on mortgage-related securities	55,671	131,971
Net (increase) decrease in loans receivable	17,044	(8,844)
Proceeds from sale of foreclosed properties	1,094	290
Net increase in Federal Home Loan Bank stock	(576)	(933)
Net purchases of premises and equipment	(374)	(1,249)

Net cash used by investing activities	(17,712)	(34,305)

BANK MUTUAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31
	2004	2003
	(In thousands)
Financing activities:
Net increase (decrease) in deposits	$(44,940)	$17,084
Net increase (decrease) in short-term borrowings	6,500	(22,679)
Proceeds from long-term borrowings	3,979	—
Repayments on long-term borrowings	(10,051)	(2,455)
Net increase in advance payments by borrowers for taxes and insurance	7,687	8,732
Proceeds from exercise of stock options	26	12
Cash dividends	(3,068)	(1,023)
Purchase of treasury stock	—	(8,012)

Net cash used by financing activities	(39,867)	(8,341)

Decrease in cash and cash equivalents	(55,013)	(32,541)
Cash and cash equivalents at beginning of period	86,503	241,759

Cash and cash equivalents at end of period	$31,490	$209,218

Supplemental information:
Interest paid on deposits	$10,629	$13,619
Income taxes paid	115	1,121
Loans transferred to foreclosed properties and repossessed assets	3,843	350

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

On October 29, 2003, Bank Mutual Corporation completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered Bank Mutual Corporation and, in effect, sold the MHC’s interest in Bank Mutual Corporation to the public. Existing Bank Mutual Corporation shareholders exchanged each existing share for 3.6686 shares of the new Bank Mutual Corporation. The total number of shares issued and exchanged in the offering and conversion was 78,707,669 shares.

All share and per share numbers in these financial statements have been adjusted to reflect the full conversion transaction and related 3.6686 for 1 share exchange.

As used herein, the “Company” refers to Bank Mutual Corporation both before and after the full conversion transaction

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual Corporation, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual Corporation and subsidiaries at March 31, 2004 and December 31, 2003, the results of their income for the three ended March 31, 2004 and 2003, the changes in shareholders’ equity for the three months ended

March 31, 2004 and 2003, and their cash flows for the three months ended March 31, 2004 and 2003. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual Corporation’s 2003 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note 2 - Securities Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2004:
Investment securities:
U.S. government and federal agency obligations	$22,165	$278	$(0)	$22,443
Mutual funds	45,280	23	(339)	44,964
Federal Home Loan Mortgage Corporation stock	1,440	—	(23)	1,417

Total investment securities	68,885	301	(362)	68,824
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	552,305	5,703	(3,206)	554,802
Federal National Mortgage Association	447,626	6,787	(2,043)	452,370
Private Placement CMOs	331	2	—	333
Government National Mortgage Association	86,718	1,098	(72)	87,744

Total mortgage-related securities	1,086,980	13,590	(5,321)	1,095,249

Total	$1,155,865	$13,891	$(5,683)	$1,164,073

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2003:
Investment securities:
U.S. government and federal agency obligations	$21,434	$352	$(50)	$21,736
Mutual funds	45,051	20	(374)	44,697
Federal Home Loan Mortgage Corporation stock	1,440	—	(40)	1,400

Total investment securities	67,925	372	(464)	67,833
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	518,893	3,053	(3,774)	518,172
Federal National Mortgage Association	444,167	4,700	(3,371)	445,496
Private Placement CMOs	537	6	—	543
Government National Mortgage Association	89,589	322	(773)	89,138

Total mortgage-related securities	1,053,186	8,081	(7,918)	1,053,349

Total	$1,121,111	$8,453	$(8,382)	$1,121,182

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2004, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$5,695	$5,851
Due after one year through five years	16,470	16,592
Due after five years through ten years	—	—
Mutual funds	45,280	44,964
Federal Home Loan Mortgage Corporation stock	1,440	1,417
Mortgage-related securities	1,086,980	1,095,249

	$1,155,865	$1,164,073

Note 3 - Loans Receivable

Loans receivable consist of the following:

	March 31 2004	December 31 2003
Mortgage loans:
One-to-four family	$794,749	$793,247
Multifamily	136,795	124,494
Commercial real estate	206,768	209,293
Construction and development	97,033	122,436

Total mortgage loans	1,235,345	1,249,470
Consumer loans and other loans:
Fixed equity	255,677	252,550
Home equity lines of credit	79,998	78,567
Student	21,351	20,546
Home improvement	13,776	12,605
Automobile	65,770	67,630
Other	17,731	18,623

Total consumer loans	454,303	450,521
Total commercial business loans	69,346	75,022

Total loans receivable	1,758,994	1,775,013
Less:
Undisbursed loan proceeds	46,077	47,743
Allowance for loan losses	13,388	13,771
Unearned loan fees and discounts	942	1,221

	60,407	62,735

Total loans receivable, net	$1,698,587	$1,712,278

Bank Mutual Corporation’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual Corporation’s local lending areas in Wisconsin and Minnesota.

Note 4 – Goodwill, Other Intangible Assets and Mortgage Servicing Rights

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at March 31, 2004 and December 31, 2003 are presented in the following table.

	March 31 2004	December 31 2003
Mortgage servicing rights at beginning of year	$4,698	$6,149
Capitalized servicing rights	338	4,480
Amortization of servicing rights	(409)	(5,931)

Mortgage servicing rights at end of period	4,627	4,698
Valuation allowance	(174)	—

Balance	$4,453	$4,698

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at March 31, 2004 are presented in the following table.

Intangible Assets	Intangible Asset Amount Net of Accumulated Amortization	Valuation Allowance	Carrying Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,627	(174)	4,453
Deposit base intangibles	4,907	—	4,907

Total	$62,104	$(174)	$61,930

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage Servicing Rights	Deposit Base Intangibles	Total
	(In thousands)
Three months ended March 31, 2004 (actual)	$409	$165	$574

Nine months ending December 31, 2004 (estimate)	$676	$496	$1,172

Estimate for year ending December 31,
2005	896	661	1,557
2006	893	661	1,554
2007	889	661	1,550
2008	855	618	1,473
2009	402	405	807
Thereafter	16	1,405	1,421

	$4,627	$4,907	$9,534

Note 5 - Other Assets

Other Assets are summarized as follows:

	March 31 2004	December 31 2003
Accrued interest:
Mortgage-related securities	$4,060	$4,034
Investment securities	177	200
Loans receivable	6,617	6,586

Total accrued interest	10,854	10,820
Foreclosed properties and repossessed assets	2,575	630
Premises and equipment	44,795	45,196
Federal Home Loan Bank stock, at cost	36,074	35,498
Bank owned life insurance	18,558	18,268
Other	12,269	11,755

	$125,125	$122,167

Note 6 - Deposits

Deposits are summarized as follows:

	March 31 2004	December 31 2003
Checking accounts:
Noninterest-bearing	$107,106	$110,099
Interest-bearing	151,544	157,231

	258,650	267,330
Money market accounts	349,086	358,003
Savings accounts	249,349	240,543
Certificate accounts:
Due within one year	495,297	510,195
After one but within two years	335,772	318,652
After two but within three years	162,392	140,604
After three but within four years	136,841	192,203
After four but within five years	20,058	24,760
After five years	—	—

	1,150,360	1,186,414

	$2,007,445	$2,052,290

Note 7 - Borrowings

Borrowings consist of the following:

	March 31 2004		December 31 2003
	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Federal Home Loan Bank advances maturing:
2004	$221,785	5.62%	$231,775	5.61%
2005	17,997	5.20	17,996	5.20
2006	7,949	4.85	7,948	4.85
2007	—	—	—	—
2008	1,024	5.90	1,024	5.90
Thereafter	44,664	5.22	40,748	5.23
Open-line of credit	6,500	1.33	—	—

	$299,919		$299,491

The majority of advances that mature in the year 2004 are callable at any time at the option of the FHLB.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these advances are collateralized by FHLB stock of $36,074 and $35,498 at March 31, 2004 and December 31, 2003, respectively.

Note 8 - Shareholders’ Equity

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. OTS can initiate certain mandatory, and possible additional discretionary actions, which, if undertaken, could have a direct material effect on Bank Mutual Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the OTS about components, risk weightings and other factors.

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of March 31, 2004, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of March 31, 2004:
Total risk-based capital (to risk-weighted assets)	$466,471	30.80%	$121,172	8.00%	$151,466	10.00%
Tier I capital (to risk-weighted assets)	455,192	30.05	60,586	4.00	90,879	6.00
Tier I capital (to average assets)	455,192	15.05	121,016	4.00	151,269	5.00

Bank Mutual Corporation is not aware of any conditions or events which would change the Bank’s status as well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk- Based Capital	Tier I (Core) Capital
As of March 31, 2004:
Equity per Bank records	$518,333	$518,333
Unrealized gains on investments	(5,321)	(5,321)
Goodwill and deposit base intangibles, net of deferred taxes	(55,514)	(55,514)
Investment in “nonincludable” subsidiaries	(2,039)	(2,039)
Disallowed servicing assets	(267)	(267)
Equity investments required to be deducted	(2,109)	—
Allowance for loan losses	13,388	—

Regulatory capital	$466,471	$455,192

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended March 31
	2004	2003
	(Dollars in thousands)
Basic Earnings Per Share
Net Income	$7,074	$5,869

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	76,177,305	75,961,881
Allocated ESOP shares for period	81,799	81,799
Vested MRP shares for period	50,262	59,673

	76,309,366	76,103,353

Basic earnings per share	$0.09	$0.08

Diluted Earnings Per Share
Net Income	$7,074	$5,869

Weighted average shares outstanding used in basic earnings per share	76,309,366	76,103,353
Net dilutive effect of:
Stock option shares	1,955,078	1,597,070
Unvested MRP shares	303,217	324,154

	78,567,661	78,024,577

Diluted earnings per share	$0.09	$0.08

Note 10 – Employee Benefit Plans

Bank Mutual Corporation has a discretionary, defined contribution savings plan (the Savings Plan). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $41 in the first quarter of 2004 and $47 in the same period in 2003.

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

The following table set forth the net periodic benefit cost:

	Three Months Ended March 31
	2004	2003
Service cost	$420	$355
Interest cost	369	315
Expected return on plan assets	(418)	(392)
Amortization of prior service cost	32	32
Amortization of net (gain) loss	43	(11)
Asset gain	—	29

Net periodic benefit cost	$446	$328

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

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted during the year ended December 31, 2001 to employees in management positions, directors and other key employees of which 124,737 shares were subsequently forfeited. No MRP shares were granted during the quarter ended March 31, 2004 or during the year ended December 31, 2003. The outstanding MRP grants had a fair value of $7.0 million at March 31, 2004. The grants under the MRP are being amortized to compensation expense as Bank Mutual Corporation’s employees become vested in the awarded shares.

The amount of MRP awards amortized to expense was $172,000 for the first quarter of 2004 and $172,965 for the same period in 2003. The remaining unamortized cost of the MRP is unearned deferred compensation and is reflected as a reduction of shareholders’ equity.

Options to purchase 4,050,122 shares were granted on May 8, 2001 at an exercise price of $3.2056. Options for 3,290,520 shares remain outstanding at March 31, 2004, of which options for 1,167,869 shares were vested. In addition, options for 523,345 shares were exercised and options for 236,257 shares have been forfeited.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months Ended March 31
	2004	2003
Risk-free interest rate	5.30%	5.30%
Dividend yield	2.00%	2.00%
Expected stock volatility	26.30%	26.30%
Expected years until exercise	5.75	6.75

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

	For the Three Months Ended March 31
	2004	2003
Net income:
As reported	$7,074	$5,869
Pro forma	$6,894	$5,689
Basic earnings per share:
As reported	$0.09	$0.08
Pro forma	$0.09	$0.07
Diluted earnings per share:
As reported	$0.09	$0.08
Pro forma	$0.09	$0.07

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Note 11 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at March 31, 2004 and December 31, 2003 are as follows:

	March 31 2004	December 31 2003
Unused consumer lines of credit	$153,492	$153,068
Unused commercial lines of credit	13,685	12,919
Commitments to extend credit:
Fixed rate	24,342	17,115
Adjustable rate	35,467	35,838
Undisbursed commercial loans	35,312	28,992
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance program	3	3

Forward commitments to sell mortgage loans of $27.9 million at March 31, 2004, represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $8.3 million of forward commitments at December 31, 2003.

Note 12 – Recent Accounting Developments

Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments” was issued on March 9, 2004 and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customers relationship or loan servicing. Because of the SAB’s limit on the types of cash flows that can be considered in the fair-value measurement, mortgage-loan commitments could be recognized as liabilities if the guaranteed rate in the commitment is less than the market interest rate. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement No. 107, Statement No. 133 and Item No. 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. Bank Mutual anticipates this SAB will have minimal impact on financial condition or the results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This document contains various forward-looking statements concerning Bank Mutual Corporation’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual Corporation’s control, that could cause Bank Mutual Corporation’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual Corporation: general economic conditions; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of Bank Mutual’s loan and investment portfolios; general economic and political developments; and other factors referred to in the reports filed by Bank Mutual Corporation with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 7 of Bank Mutual Corporation’s 2003 Annual Report on Form 10-K).

Overview

From November 1, 2000 until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the regulatory restructuring of the Bank, then known as “Mutual Savings Bank,” into mutual holding company form. Until October 29, 2003, Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which the Bank’s depositors held all of the voting and membership rights, and owned 52.2% of Bank Mutual Corporation’s outstanding common stock.

Recent Conversion

On October 29, 2003, Bank Mutual Corporation completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered Bank Mutual Corporation and, in effect, sold the MHC’s interest in Bank Mutual Corporation to the public. Existing Bank Mutual Corporation shareholders exchanged their shares for the new Bank Mutual Corporation shares. The total number of shares issued and exchanged in the offering is approximately 78,707,669 shares. Unless otherwise indicated, all shares and per share numbers in these financial statements have been restated to reflect the conversion and the related 3.6686 for 1 share exchange.

Significant Accounting Policies

There are a number of accounting policies that we established which require us to use our judgment and make estimates. Some of the more significant policies are as follows:

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total Assets. Bank Mutual Corporation’s total assets decreased $14.5 million in the first quarter of 2004, primarily as a result of the decrease in the loans receivable and a decrease in federal funds sold used to fund the decrease in deposits. Total assets at March 31, 2004 were $3.09 billion as compared to $3.11 billion at December 31, 2003.

Cash and Cash Equivalents. Cash and cash equivalents decreased $55.0 million in the first quarter of 2004 primarily as a result of using cash equivalents to purchase mortgage-related securities and to fund the decrease in deposits. The cash had been invested in short-term investments and overnight funds.

Securities Available-for-Sale. Investment securities increased $991,000 in the first three months of 2004 primarily as a result of investing in government agency securities.

Mortgage-related securities increased $41.9 million primarily as a result of investing federal funds sold and interest-earning deposits into mortgage-related securities.

At March 31, 2004, we had $333,000 of privately issued CMOs in our investment portfolio. Privately issued CMOs have more credit risk than government agency issued CMOs and, therefore, have a higher risk of loss. If a loss would occur, the loss would be charged to earnings in the period in which it was incurred.

Loans Held for Sale. Loans held for sale increased $8.7 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell all of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations.

Loans Receivable. Loans receivable decreased $13.7 million in the first quarter of 2004 primarily as a result of a decrease in construction and development mortgage loans and commercial business loans.

The mortgage loan portfolio decreased $14.1 million in the first quarter of 2004 primarily as a result of a decrease in the construction and development and commercial real estate loan portfolio. The construction and development loan portfolio decreased $25.4 million in the first three months of 2004 primarily as a result of a large loan, in the amount of $20.9 million, being paid off. We anticipate that loan originations in this category will improve in the second quarter of 2004, particularly if construction of new homes continues to be as strong as it was in the month of March 2004.

The commercial real estate portfolio decreased $2.5 million in the first quarter of 2004 primarily as a result of reduced originations and continued repayment and prepayments of commercial real estate loans.

Our one-to-four family loan portfolio increased $1.5 million primarily as a result of purchasing $13.5 million of single family loans. We supplement our loan originations with purchased single family loans (in Wisconsin and adjacent states), which consist mostly of three- to five-year adjustable rate mortgage loans.

The consumer loan portfolio increase of $3.8 million primarily was the result of reduced refinancing of first mortgage loans (consumers historically consolidate their debt into the first mortgage loan) coupled with $64.7 million of originations. The home equity loans, home equity lines of credit and home improvement loans portfolio increased. This increase was partially offset by a reduction in the automobile loan portfolio. We continue to emphasize and market the 10 year fully amortizing fixed rate home equity loan.

The commercial loan portfolio decreased $5.7 million in the first quarter of 2004 primarily as a result of reduced originations, transfer of $1.6 million from the portfolio to foreclosed properties and continued repayments.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended March 31
	2004	2003
	(In thousands)
Originations:
Mortgage loans	$108,695	$236,429
Consumer loans	64,682	65,724
Commercial business loans	4,006	15,494

Total loan originations	177,383	317,647

Purchases:
Mortgage loans	13,497	—

Total loans purchased	13,497	—

Total loans originated and purchased	$190,880	$317,647

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans. In addition, we continued to add origination personnel to assist in the loan growth.

Deposits. Deposits decreased $44.8 million in the first three months of 2004 as a result of pricing our deposit offerings more toward market averages rather than above average pricing of deposits and the recent improved performance of the stock market. We also believe that deposit growth (or shrinkage) in the balance of 2004 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

Borrowings. Borrowings increased $428,000 in the first quarter of 2004 as a result of borrowing overnight to fund the decrease in deposits. Our overnight borrowings were $6.5 million at March 31, 2004 and we primarily borrow from the Federal Home Loan Bank of Chicago.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance (“escrow”) increased $7.7 million in the first quarter of 2004. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal.

Shareholders’ Equity. Shareholders’ equity increased $10.3 million in the first quarter of 2004, primarily as a result of our net income and an increase in comprehensive income partially offset by cash dividends paid. Bank Mutual paid a cash dividend of $0.04 per share on March 2, 2004, to shareholders of record on February 18, 2004. The dividend payout ratio was 43.4% in the first quarter of 2004.

Accumulated other comprehensive income increased $5.2 million in the first quarter of 2004 primarily as a result of the investment portfolio having higher unrealized gains, net of deferred taxes at March 31, 2004.

The Office of Thrift Supervision (“OTS”) recently denied our request for a waiver to permit us to repurchase shares prior to the first anniversary of our conversion to a fully shareholder owned company in October of 2003. We have requested that the OTS reconsider this order, but we cannot assure that the OTS will change its position. Therefore, except for the repurchases of up to 1.6 million shares which may be made relating to restricted stock awards under our recently approved 2004 Stock Incentive Plan, we will not be able to repurchase our shares until October 29, 2004.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

NON-PERFORMING LOANS AND ASSETS

	At March 31 2004	At December 31 2003
	(Dollars in thousands)
Non-accrual mortgage loans	$1,198	$1,518
Non-accrual consumer loans	791	961
Non-accrual commercial business loans	4,191	6,809
Accruing loans delinquent 90 days or more	996	1,084

Total non-performing loans	7,176	10,372

Foreclosed properties and repossessed assets, net	2,575	630

Total non-performing assets	$9,751	$11,002

Non-performing loans to total loans	0.42%	0.61%

Non-performing assets to total assets	0.32%	0.35%

Additional interest income that would have been recognized if non-accrual loans had been current	$404	$384

Allowance for loan losses as a percent of non-performing assets	137.30%	125.17%

Total non-performing loans decreased as of March 31, 2004, as compared to December 31, 2003, primarily as a result of reclassifying two commercial business loans, totaling $1.6 million to foreclosed properties and repossessed assets (which are included in non-performing assets but not non-performing loans). This action primarily related to several loans to one borrower which we previously identified and disclosed as being monitored, and which became non-performing during the fourth quarter of 2003. The decrease in non-performing mortgage loans was also the result of reclassifying a net amount of $345,000 in mortgage loans to foreclosed properties. The decrease in non-performing consumer loans was a result of reduced delinquencies. Total non-performing assets also decreased primarily as a result of the decrease in non-performing loans, although some non-performing loans were transferred to non-performing assets. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At and for the Three Months Ended March 31, 2004	At and for the Three Months Ended March 31, 2003
	(Dollars in thousands)
Balance at the beginning of the period	$13,771	$12,743
Provisions for the period	490	258
Charge-offs:
Mortgage loans	(18)	—
Consumer loans	(85)	(86)
Commercial business loans	(800)	(19)

Total charge-offs	(903)	(105)
Recoveries:
Mortgage loans	9	113
Consumer loans	21	9
Commercial business loans	—	—

Total recoveries	30	122

Net recoveries (charge-offs)	(873)	17

Balance at the end of the period	$13,388	$13,018

Net recoveries (charge-offs) to average loans	(0.20)%	0.00%

Allowance as a percent of total loans	0.79%	0.77%

Allowance as a percent of non-performing loans	186.57%	151.87%

The charge-off of $800,000 of commercial business loans was the result of writing off a portion of a commercial loan before reclassifying it to foreclosed properties and repossessed assets.

The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all known and inherent losses have been recorded. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multifamily and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical commercial real estate, development and commercial loan tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single family loans. Depending on the type of commercial loan, the collateral may appeal only to a specialized group of people or businesses and, therefore, limit the number of potential buyers of the collateral, or in the case of collateral that is comprised of inventory, the liquidation of the collateral may be more uncertain. See “Non-performing Loans” for factors affecting some particular loans which affected the loan loss provisions for the periods discussed. Also, see “Significant Accounting Policies” for a discussion on or use of judgment in determining the amount of the allowance for loan losses.

Average Balance Sheet and Yield/Rate Analysis

The following table presents certain information regarding Bank Mutual Corporation’s financial condition and net interest income at and for the three months ended March 31, 2004 and 2003. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended March 31
	2004			2003
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,723,231	$23,897	5.55%	$1,753,760	$27,685	6.31%
Mortgage-related securities	1,049,945	11,626	4.43	628,236	7,353	4.68
Investment securities (2)	106,945	1,030	3.85	111,024	1,182	4.26
Interest-earning deposits	18,508	41	0.89	32,170	75	0.93
Federal funds	26,923	67	1.00	131,556	401	1.22

Total interest earning assets	2,925,552	36,661	5.02	2,656,746	36,696	5.52
Noninterest-earning assets	173,925			178,340

Total average assets	$3,099,477			$2,835,086

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$241,330	258	0.43	$232,267	367	0.63
Money market accounts	353,866	872	0.99	354,279	1,346	1.52
Interest-bearing demand accounts	152,647	83	0.22	140,401	132	0.38
Time deposits	1,162,812	9,511	3.27	1,293,510	12,048	3.73

Total deposits	1,910,655	10,724	2.25	2,020,457	13,893	2.75
Advance payments by borrowers for taxes and insurance	6,518	4	0.25	7,356	10	0.54
Borrowings	298,433	3,841	5.15	332,389	4,607	5.54

Total Interest-bearing liabilities	2,215,606	14,569	2.63	2,360,202	18,510	3.14

Noninterest-bearing liabilities:
Noninterest-bearing deposits	105,095			102,079
Other noninterest-bearing liabilities	41,168			54,455

Total noninterest-bearing liabilities	146,263			156,534

Total liabilities	2,361,869			2,516,736
Shareholders’ equity	737,608			318,350

Total average liabilities and equity	$3,099,477			$2,835,086

Net interest income and net interest rate spread (3)		$22,092	2.39%		$18,186	2.38

Net interest margin (4)			3.02%			2.74%

Average interest-earning assets to average interest-bearing liabilities	1.32x			1.13x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.
(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(4)	Net interest margin is determined by dividing annualized net interest income by total interest-earning assets.

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

	Three Months Ended
	March 31, 2004 Compared to March 31, 2003
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(475)	$(3,313)	$(3,788)
Mortgage-related securities	4,689	(416)	4,273
Investment securities	(42)	(110)	(152)
Interest-earning deposits	(31)	(3)	(34)
Federal funds	(272)	(62)	(334)

Total	$3,869	$(3,904)	$(35)

Interest-bearing liabilities:
Savings deposits	$13	$(122)	$(109)
Money market deposits	(2)	(472)	(474)
Interest-bearing demand deposits	11	(60)	(49)
Time deposits	(1,151)	(1,386)	(2,537)

Total deposits	(1,129)	(2,040)	(3,169)
Advance payments by borrowers for taxes and insurance	(1)	(5)	(6)
Borrowings	(450)	(316)	(766)

Total	(1,580)	(2,361)	(3,941)

Net change in net interest income	$5,449	$(1,543)	$3,906

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

General. Net income was $7.1 million for the first quarter of 2004 as compared to $5.9 million for the first quarter of 2003. The increase was primarily the result of investing the $404.8 million of capital received from the Company’s stock offering in October 2003, which resulted in increases in interest income and the net interest margin. This increase was partially offset by the reduction in the gains on the sales of loans, an increase in the provision for loan losses, and an increase in operating expenses.

Net Interest Income. Net interest income increased $3.9 million, or 21.5%, to $22.1 million in the first quarter of 2004 as compared to $18.2 million for the same period in 2003. Net interest income increased as a result of an increase in the net interest margin and an increase in the dollar amount of interest earning assets. The net interest margin for the first quarter of 2004 was 3.02% as compared to 2.74% in the same period in 2003. The increase in the net interest margin was primarily the result of investing the $404.8 million of capital received from the stock offering (the capital bears no interest). The increase in the dollar amount of interest earning assets was also the result of the investment of the capital received from the Company’s stock offering. Most of the capital received was invested in mortgage-related securities.

Total Interest Income. Total interest income decreased slightly in the first quarter of 2004 primarily as a result of a decrease in the yields and dollar amounts on the loans; decrease in yields on investments offset by an increase in the dollar amount of mortgage-related securities.

Interest income on loans decreased $3.8 million, or 13.7%, to $23.9 million in the first quarter of 2004 as compared to $27.7 million for the same period in 2003. The decrease was the result of the decreased average dollar amount of the loan portfolio outstanding and a decreased yield on the loan portfolio. The construction and development loan and commercial business loan segment of the total loan portfolio experienced most of the reduction primarily as a result of a loan payoff in the amount of $20.9 million. It is anticipated that as the weather improves, we will increase the size of our construction and development loan portfolio.

Interest income on investment securities decreased $152,000, or 12.9% to $1.0 million as compared to $1.2 million in the same period of 2003. The decrease was primarily the result of reduced average dollars outstanding and a decreased yield on the average portfolio. As maturities of investment securities occurred, they were reinvested into mortgage-related securities or reinvested into investment securities at a yield that was below the existing yield on the portfolio.

Interest income on mortgage-related securities rose substantially in the first quarter of 2004 primarily as a result of the increase in the dollar amount of mortgage-related securities outstanding. This increase in the dollar amount outstanding was primarily the result of investing $404.8 million of capital received in our conversion to a fully shareholder owned company in October of 2003.

Interest income on interest earning deposits (which includes federal funds sold) decreased $368,000 primarily as a result of reduced average dollars outstanding and a decrease in the yields earned. The decrease in the average dollars outstanding was primarily the result of investing the short-term funds into short- to medium-term mortgage-related securities. The interest rates earned on short-term investments decreased in the first quarter of 2004 as compared to the same period in 2003 as a result of reduced market interest rates.

Interest Expense. Interest expense on deposits decreased $3.2 million, or 22.8% as a result of decreased average deposits outstanding and the decreased cost of those deposits. In view of our strong capital position and current alternatives for its deployment, we purposely reduced the interest rates offered on some of our time deposit products to decrease our cost of deposits.

Interest expense on borrowings decreased $766,000 or 16.6% primarily as a result of decreased average borrowings outstanding and the decreased cost of borrowings. Borrowings at March 31, 2004, were $428,000 higher than at December 31, 2003, primarily as a result of overnight borrowings. These overnight borrowings were necessitated as a result of utilizing all our overnight funds to purchase mortgage-related securities and funding the decrease in deposits.

Provisions for Loan Losses. Provisions for loan losses were $490,000 in the first quarter of 2004 as compared to $258,000 for the same period in 2003. The increase in the provision for loan losses was primarily the result of the $800,000 charge-off for a commercial loan that was reclassified to foreclosed properties. This charge-off was the result of adverse developments discussed above, which necessitated the increase in the provisions for loan losses.

The allowance for loan losses at March 31, 2004 was $13.4 million or 186.6% of non-performing loans and 137.3% of non-performing assets. The loan loss allowance to total loans was 0.79% at March 31, 2004 as compared to 0.80% at December 31, 2003.

Noninterest Income. Total noninterest income decreased $658,000 or 14.6%, primarily as a result of decreased gains on the sales of loans partially offset by increased loan related fees and servicing revenue.

Service charges on deposits increased $43,000 in the first quarter of 2004 primarily as a result of deposit pricing fees being increased.

Brokerage and insurance commissions increased $95,000 primarily as a result of increased fixed rate tax deferred annuity sales.

Loan related fees and servicing revenue increased $619,000 in the first quarter of 2004 as compared to the same period in 2003 as a result of reduced mortgage servicing rights impairments and a large prepayment fee on a construction and development loan. The mortgage servicing rights amortization and impairment in the first quarter of 2004 was $583,000 as compared to $902,000 in the first quarter of 2003. The decrease was primarily the result of a reduction in fixed rate mortgage loan payoffs and payments.

The prepayment fees collected in the first quarter of 2004 were $420,000 as compared to $7,000 in the first quarter of 2003. This increase is a result of a large prepayment fee collected from a construction and development loan payoff.

Gain on sales of loans decreased $1.4 million as a result of decreased fixed rate mortgage loan originations and subsequent sales of the fixed rate mortgage loans. We sell most of our 30 and 20 year fixed rate mortgage loans and we currently retain most 15 year fixed rate mortgage loans in our mortgage loan portfolio.

Other noninterest income decreased slightly in the first three months of 2004, primarily as a result of several income sources that were slightly decreased.

Noninterest Expense. Total noninterest expense increased $1.4 million or 10.3% in the first quarter of 2004 primarily as a result of an increase in compensation and related expenses and other expenses.

Compensation, payroll taxes and other employee benefit expense increased $917,000 primarily as a result of: increased ESOP costs as a result of increased fair market value of the allocated shares; decreased loan originations which results in less compensation being deferred to future periods; and the absence in 2004 of last year’s $150,000 recapture of a self-funded health plan reserve.

Occupancy and equipment expense increased $148,000 as a result of a new branch office building opened in the third quarter of 2003, a replacement of an existing office in late 2003 and upgrades to data processing equipment.

Other expenses increased $307,000 primarily as a result of increased marketing, legal, ATM and other expenses.

Income Taxes. The effective tax rate for the first quarter of 2004 was 33.9% as compared to 35.2% for the same period in 2003.

Bank owned life insurance income is permanently tax deferred if the policy is held to the participant’s death. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.

Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets which have not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries. The Department is conducting audits of many such organizations, including our Nevada subsidiaries. As a result of these developments, the Department appears to take the position that some or all of the income of the out of state subsidiaries is taxable in Wisconsin, which will likely be challenged by financial institutions in the state. If the Department is successful in its efforts, it would result in a substantial negative impact on the earnings of Bank Mutual Corporation.

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

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first three months of 2004, loan prepayments were significantly reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

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

Cash and cash equivalents decreased $55.0 million during the first three months of 2004. Investing activities utilized $17.7 million of cash, primarily as a result of the investment securities and mortgage-related securities purchases, partially offset by principal repayments on mortgage-related securities and on investment securities that matured. Cash utilized by financing activities of $39.9 million resulted primarily from a decrease in deposits and repayments of long-term borrowings. Net cash provided by operating activities of $2.6 million consisted primarily of net income, an increase in the net change of loans originated for sale and an increase in other assets partially offset by an increase in other liabilities.

In the fourth quarter of 2004, we have two $100.0 million borrowings from the FHLB of Chicago maturing. Depending on the availability of funds at that time, we will either pay off the borrowings, renew the borrowings at the FHLB at then current interest rates, or a combination thereof. However, we cannot assure that the borrowings alternatives will be available on acceptable terms.

At March 31, 2004, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At March 31, 2004, the Bank had a total risk-based capital ratio of 30.80% and a leverage ratio of 15.05%. See Notes to Unaudited Consolidated Financial Statements – “Note 8 - Shareholders’ Equity.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that my require future cash payments.

The following table presents, as of March 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Deposits without a stated maturity (a)	$857,085	$—	$—	$—	$857,085
Certificates of deposits (a)	495,297	498,164	156,899	—	$1,150,360
Borrowed funds (a)	228,285	25,946	1,024	44,664	299,919
Operating leases	1,001	1,391	929	657	3,978
Purchase obligations	2,160	4,320	4,320	180	10,980
Deferred retirement plans and deferred compensation plans	220	419	317	7,218	8,174

(a)	Excludes interest to be paid in the periods indicated.

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

The Company also has obligations under its deferred retirement plan for directors as described in Note 10 to the unaudited consolidated financial statements.

The following table details the amounts and expected maturities of significant commitments as of March 31, 2004.

	Payments Due In
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$17,355	$—	$—	$—	$17,355
Residential real estate	42,454	—	—	—	42,454
Revolving home equity and credit card lines	153,492	—	—	—	153,492
Standby letters of credit	13,685	—	—	—	13,685
Commercial letters of credit	1,452	547	4	10	2,013
Unused commercial lines of credit	35,312	—	—	—	35,312
Net commitments to sell mortgage loans	27,850	—	—	—	27,850

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

At March 31, 2004, based on the assumptions below, our interest-earning assets maturing or repricing within one year exceeded our interest-bearing liabilities maturing or repricing within the same period by $19.9 million. This represents a positive cumulative one-year interest rate sensitivity gap of 0.6%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 101.7%. The cumulative gap ratio is significantly affected by $200.0 million of FHLB borrowings which has a quarterly call option and has a final maturity in the fourth quarter of 2004.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

i)	Investment securities - based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities - based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans - based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

iv)	Deposits - based upon contractual maturities and historical decay rates.

v)	Noninterest bearing demand accounts were added in the analysis at March 31, 2004 as a result of management’s belief that deposit dollars are being placed in this account that will be reinvested in other interest-bearing liabilities when interest rates rise.

vi)	Borrowings - based upon the earlier of call date or final maturity.

	At March 31, 2004
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$61,026	$123,474	$206,220	$85,131	$71,772	$547,623
Adjustable	149,716	230,528	236,196	37,023	762	654,225
Consumer loans	109,303	129,193	138,953	47,287	29,567	454,303
Commercial business loans	23,491	17,059	22,855	4,464	1,477	69,346
Interest-earning deposits	1,024	—	—	—	—	1,024
Investment securities	47,941	4,495	16,470	—	—	68,906
Mortgage-related securities:
Fixed	42,191	170,036	475,256	258,444	114,247	1,060,174
Adjustable	26,806	—	—	—	—	26,806
Other interest-earning assets	36,074	—	—	—	—	36,074

Total interest-earning assets	497,572	674,785	1,095,950	432,349	217,825	2,918,481

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	833	2,461	6,288	5,907	91,617	107,106
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	1,179	3,482	8,896	8,358	129,616	151,531
Savings accounts	3,125	5,702	14,569	13,687	212,265	249,348
Money market accounts	348,954	—	—	—	—	348,954
Time deposits	296,682	250,830	444,716	156,634	—	1,148,862
Advance payments by borrowers for taxes and insurance	—	10,674	—	—	—	10,674
Borrowings	28,363	200,215	27,063	2,475	41,838	299,954

Total interest-bearing and noninterest-bearing liabilities	679,136	473,364	501,532	187,061	475,336	2,316,429

Interest rate sensitivity gap	$(181,564)	$201,421	$594,418	$245,288	$(257,511)	$602,052

Cumulative interest rate sensitivity gap	$(181,564)	$19,857	$614,275	$859,563	$602,052

Cumulative interest rate sensitivity gap as a percentage of total assets	(5.87)%	0.64%	19.86%	27.80%	19.47%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	73.27%	101.72%	137.14%	146.69%	125.99%

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2004. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

	Present Value of Equity			Present Value of Equity as a Percent of Present Value of Assets

Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
+300	$719,832	$(101,165)	(12.3)%	23.94%	(7.7)%
+200	756,338	(64,659)	(7.9)	24.70	(4.7)
+100	791,272	(29,725)	(3.6)	25.39	(2.1)
0	820,997	0	0.0	25.93	0.0
-100	827,345	6,348	0.8	25.87	(0.2)
-200	789,015	(31,981)	(3.9)	24.64	(5.0)
-300	747,427	(73,570)	(9.0)	23.33	(10.0)

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)	No repurchases of equity securities were made by Bank Mutual Corporation during the quarter. However, as a consequence of the approval of the 2004 Stock Incentive Plan, Bank Mutual Corporation announced that it intends to repurchase in market transactions up to 1,642,521 shares to fund awards of restricted stock under that plan. No specific schedule for the repurchases was adopted or announced

Item 4. Submission of Matters to a Vote of Security Holders.

(a), (c)	At Bank Mutual’s annual meeting of shareholders on May 1, 2004, the three continuing directors who were management’s nominees for re-election were elected to the Bank Mutual Corporation’s Board of Directors for terms ending in 2007. The directors were re-elected with the following votes:

Director’s Name	Votes For	Authority for Voting Withheld
Michael T. Crowley, Sr.	67,847,465	3,062,044
Raymond W. Dwyer, Jr.	68,201,782	2,707,777
J. Gus Swoboda	68,869,361	2,040,149

At the meeting, shareholders also ratified the selection of Ernst & Young LLP as auditors for fiscal 2004, by the following vote:

For:	69,851,964
Against:	441,014
Abstain:	616,531

In addition, shareholders approved the Bank Mutual Corporation 2004 Stock Incentive Plan. The vote on the Plan was as follows:

For:	43,284,100
Against:	8,519,252
Abstain:	920,797
Broker Non-Votes:	18,185,360

(b)	Thomas H. Buestrin, Michael T. Crowley, Jr., Mark C. Herr, Thomas J. Lopina, Sr., William J. Mielke, Robert B. Olson and David J. Rolfs continue as Bank Mutual Corporation directors whose terms expire in 2005 or 2006.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

(b)	Reports on Form 8-K: None filed. However in the quarter ended March 31, 2004, the Registrant furnished a Form 8-K January 21, 2004, which is not to be deemed incorporated by reference into other filings, which disclosed Bank Mutual Corporation’s earnings release for the year ended December 31, 2003. In addition, it also furnished a Form 8-K April 23, 2004, which is also not deemed incorporated by reference into other filings, which disclosed Bank Mutual Corporation’s earning release for the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date: May 7, 2004

/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: May 7, 2004

/s/ Rick B. Colberg
Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended March 31, 2004

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