Form 10-Q
period 2004-06-30
BANK MUTUAL CORP
filed 2004-08-06
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes ☒     No ☐

The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 78,783,849 shares, at July 31, 2004.

BANK MUTUAL CORPORATION

10-Q INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30 2004	December 31 2003
	(In thousands)
Assets
Cash and due from banks	$32,919	$36,384
Federal funds sold	—	30,000
Interest-earning deposits	1,984	20,119

Cash and cash equivalents	34,903	86,503
Securities available-for-sale, at fair value:
Investment securities	67,243	67,833
Mortgage-related securities	1,044,090	1,053,349
Loans held for sale	4,302	4,056
Loans receivable, net	1,759,725	1,712,278
Goodwill	52,570	52,570
Other intangible assets	4,742	5,073
Mortgage servicing rights	4,737	4,698
Other assets	135,281	122,167

	$3,107,593	$3,108,527

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,001,278	$2,052,290
Borrowings	349,036	299,491
Advance payments by borrowers for taxes and insurance	19,690	2,987
Other liabilities	28,332	22,679

	2,398,336	2,377,447
Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2004 and 2003
Issued and outstanding – none in 2004 and 2003	—	—
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2004 and 2003
Issued – 78,783,849 shares in 2004 and 78,775,779 in 2003
Outstanding – 78,232,214 shares in 2004 and 78,775,779 in 2003	788	788
Additional paid-in capital	496,139	495,990
Retained earnings	250,044	241,958
Unearned ESOP shares	(5,173)	(5,766)
Accumulated other comprehensive income	(15,259)	149
Unearned deferred compensation	(11,494)	(2,039)
Treasury stock – 551,635 shares in 2004	(5,788)	—

Total shareholders’ equity	709,257	731,080

	$3,107,593	$3,108,527

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30
	2004	2003
	(In thousands, except per share data)
Interest income:
Loans	$23,684	$26,944
Investment securities	967	1,264
Mortgage-related securities	11,585	6,781
Interest-earning deposits	17	587

Total interest income	36,253	35,576
Interest expense:
Deposits	10,352	13,480
Borrowings	4,010	4,575
Advance payments by borrowers for taxes and insurance	8	22

Total interest expense	14,370	18,077

Net interest income	21,883	17,499
Provision for loan losses	384	109

Net interest income after provision for loan losses	21,499	17,390
Noninterest income:
Service charges on deposits	1,153	1,268
Brokerage and insurance commissions	703	598
Loan related fees and servicing revenue	350	(669)
Gain on sale of investments	537	121
Gain on sales of loans	600	1,939
Other	1,086	1,780

Total noninterest income	4,429	5,037

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	8,872	7,849
Occupancy and equipment	2,600	2,747
Amortization of other intangible assets	166	166
Other	3,381	3,598

Total noninterest expenses	15,019	14,360

Income before income taxes	10,909	8,067
Income taxes	3,791	2,887

Net income	$7,118	$5,180

Per share data:
Earnings per share – basic	$0.09	$0.07

Earnings per share – diluted	$0.09	$0.07

Cash dividends paid	$0.040	$0.027

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30
	2004	2003
	(In thousands, except per share data)
Interest income:
Loans	$47,581	$54,629
Investment securities	1,997	2,446
Mortgage-related securities	23,211	14,134
Interest-earning deposits	125	1,063

Total interest income	72,914	72,272
Interest expense:
Deposits	21,076	27,373
Borrowings	7,851	9,182
Advance payments by borrowers for taxes and insurance	12	32

Total interest expense	28,939	36,587

Net interest income	43,975	35,685
Provision for loan losses	874	367

Net interest income after provision for loan losses	43,101	35,318
Noninterest income:
Service charges on deposits	2,226	2,298
Brokerage and insurance commissions	1,475	1,275
Loan related fees and servicing revenue	885	(753)
Gain on sale of investments	537	121
Gain on sales of loans	980	3,706
Other	2,173	2,895

Total noninterest income	8,276	9,542

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	17,471	15,531
Occupancy and equipment	5,412	5,411
Amortization of other intangible assets	331	331
Other	6,558	6,468

Total noninterest expenses	29,772	27,741

Income before income taxes	21,605	17,119
Income taxes	7,413	6,070

Net income	$14,192	$11,049

Per share data:
Earnings per share – basic	$0.19	$0.15

Earnings per share – diluted	$0.18	$0.14

Cash dividends paid	$0.080	$0.054

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Treasury Stock	Total
	(In thousands)
For the Six Months Ended June 30, 2004
Balance at January 1, 2004	$788	$495,990	$241,958	$(5,766)	$149	$(2,039)	$—	$731,080
Comprehensive income:
Net income	—	—	14,192	—	—	—	—	14,192
Other comprehensive income Change in net unrealized gain on securities available- for-sale, net of deferred income tax liability of $8,635	—	—	—	—	(15,408)	—	—	(15,408)

Total comprehensive income	—	—	—	—	—	—	—	(1,216)
Purchase of treasury stock	—	—	—	—	—	—	(17,463)	(17,463)
Issuance of management recognition plan shares	—	(23)	—	—	—	(10,193)	10,216	—
Committed ESOP shares	—	1,185	—	593	—	—	—	1,778
Exercise of stock options	—	(1,013)	—	—	—	—	1,459	446
Amortization of deferred compensation	—	—	—	—	—	738	—	738
Cash dividends ($0.08 per share)	—	—	(6,106)	—	—	—	—	(6,106)

Balance at June 30, 2004	$788	$496,139	$250,044	$(5,173)	$(15,259)	$(11,494)	$(5,788)	$709,257

For the Six Months Ended June 30, 2003
Balance at January 1, 2003	$820	$108,477	$224,932	$(6,647)	$10,487	$(3,133)	$(11,861)	$323,075
Comprehensive income:
Net income	—	—	11,049	—	—	—	—	11,049
Other comprehensive income Change in net unrealized gain on securities available-for- sale, net of deferred income tax liability of $1,911	—	—	—	—	(3,608)	—	—	(3,608)

Total comprehensive income	—	—	—	—	—	—	—	7,441
Purchase of treasury stock	—	—	—	—	—	—	(8,011)	(8,011)
Committed ESOP shares	—	610	—	593	—	—	—	1,203
Exercise of stock options	—	(122)	—	—	—	—	324	202
Amortization of deferred compensation	—	—	—	—	—	471	(65)	406
Cash dividends ($0.054 per share)	—	—	(2,045)	—	—	—	—	(2,045)

Balance at June 30, 2003	$820	$108,965	$233,936	$(6,054)	$6,879	$(2,662)	$(19,613)	$322,271

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2004	2003
	(In thousands)
Operating activities:
Net income	$14,192	$11,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	874	367
Provision for depreciation	1,524	1,418
Amortization of intangibles	331	331
Net change in mortgage servicing rights	(39)	323
Amortization of cost of stock benefit plans	2,516	1,609
Net discount amortization on securities	300	1,251
Net gain on sale of available-for-sale securities	(547)	(121)
Net change in loans originated or held for sale	735	13,891
Gains on sales of loans	(980)	(3,706)
Gain on sale of real estate owned	—	(23)
Increase in other liabilities	14,470	7,465
Increase in other assets	(19,823)	(586)
Decrease in accrued interest receivable	260	1,061

Net cash provided by operating activities	13,813	34,329
Investing activities:
Net purchases of mutual funds	(456)	(10,454)
Proceeds from maturities of investment securities	24,500	69,821
Purchases of investment securities	(24,014)	(72,643)
Purchases of mortgage-related securities	(159,070)	(277,690)
Principal repayments on mortgage-related securities	144,548	239,047
Proceeds from sale of investment securities	547	8,076
Net (increase) decrease in loans receivable	(44,229)	8,544
Proceeds from sale of foreclosed properties	2,469	337
Net increase in Federal Home Loan Bank stock	(1,110)	(1,450)
Net purchases of premises and equipment	(527)	(1,842)

Net cash used by investing activities	(57,342)	(38,254)

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30
	2004	2003
	(In thousands)
Financing activities:
Net increase (decrease) in deposits	$(51,196)	$36,530
Net increase (decrease) in short-term borrowings	76,700	(22,679)
Proceeds from long-term borrowings	4,746	4,350
Repayments on long-term borrowings	(31,901)	(19,756)
Net increase in advance payments by borrowers for taxes and insurance	16,703	18,481
Proceeds from exercise of stock options	446	202
Cash dividends	(6,106)	(2,045)
Purchase of treasury stock	(17,463)	(8,011)

Net cash provided (used) by financing activities	(8,071)	7,072

Increase (decrease) in cash and cash equivalents	(51,600)	3,147
Cash and cash equivalents at beginning of period	86,503	241,759

Cash and cash equivalents at end of period	$34,903	$244,906

Supplemental information:
Interest paid on deposits	$20,892	$26,827
Income taxes paid	7,012	6,173
Loans transferred to foreclosed properties and repossessed assets	4,092	600

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Bank Mutual Corporation, its wholly-owned subsidiary Bank Mutual (the “Bank”) and the Bank’s subsidiaries.

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

As used herein, the “Company” and Bank Mutual Corporation refer to Bank Mutual Corporation both before and after the full conversion transaction

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual Corporation, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual Corporation and subsidiaries at June 30, 2004 and December 31, 2003, the results of their income for the three and six months ended June 30, 2004 and 2003, the changes in shareholders’ equity for the six months ended June 30, 2004 and 2003, and their cash flows for the six months ended June 30, 2004 and 2003. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual Corporation’s 2003 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note 2 - Securities Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2004:
Investment securities:
U.S. government and federal agency obligations	$20,966	$151	$(265)	$20,852
Mutual funds	45,507	11	(646)	44,872
Federal Home Loan Mortgage Corporation stock	1,440	79	—	1,519

Total investment securities	67,913	241	(911)	67,243
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	553,845	1,360	(14,335)	540,870
Federal National Mortgage Association	432,630	2,755	(12,213)	423,172
Private Placement CMOs	124	—	—	124
Government National Mortgage Association	80,793	82	(951)	79,924

Total mortgage-related securities	1,067,392	4,197	(27,499)	1,044,090

Total	$1,135,305	$4,438	$(28,410)	$1,111,333

The Company does not believe any individual unrealized loss as of June 30, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

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

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2004, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$5,242	5,347
Due after one year through five years	15,724	15,505
Due after five years through ten years	—	—
Mutual funds	45,507	44,872
Federal Home Loan Mortgage Corporation stock	1,440	1,519
Mortgage-related securities	1,067,392	1,044,090

	$1,135,305	$1,111,333

Note 3 - Loans Receivable

Loans receivable consist of the following:

	June 30 2004	December 31 2003
Mortgage loans:
One-to-four family	$814,510	$793,247
Multifamily	157,928	124,494
Commercial real estate	205,078	209,293
Construction and development	113,399	122,436

Total mortgage loans	1,290,915	1,249,470
Consumer loans and other loans:
Fixed home equity	262,237	252,550
Home equity lines of credit	82,688	78,567
Student	20,530	20,546
Home improvement	19,828	12,605
Automobile	64,934	67,630
Other	17,284	18,623

Total consumer loans	467,501	450,521
Total commercial business loans	74,178	75,022

Total loans receivable	1,832,594	1,775,013
Less:
Undisbursed loan proceeds	58,755	47,743
Allowance for loan losses	13,694	13,771
Unearned loan fees and discounts	420	1,221

	72,869	62,735

Total loans receivable, net	$1,759,725	$1,712,278

Bank Mutual Corporation’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual’s local lending areas in Wisconsin and Minnesota.

Note 4 – Goodwill, Other Intangible Assets and Mortgage Servicing Rights

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at June 30, 2004 and December 31, 2003 are presented in the following table.

	June 30 2004	December 31 2003
Mortgage servicing rights at beginning of year	$4,698	$6,149
Capitalized servicing rights	948	4,480
Amortization of servicing rights	(909)	(5,931)

Mortgage servicing rights at end of period	4,737	4,698
Valuation allowance	—	—

Balance	$4,737	$4,698

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at June 30, 2004 are presented in the following table.

Intangible Assets	Intangible Asset Amount Net of Accumulated Amortization	Valuation Allowance	Carrying Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,737	—	4,737
Deposit base intangibles	4,742	—	4,742

Total	$62,049	$—	$62,049

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage Servicing Rights	Deposit Base Intangibles	Total
	(In thousands)
Six months ended June 30, 2004 (actual)	$909	$331	$1,240

Six months ending December 31, 2004 (estimate)	$474	$331	$805
Estimate for year ending December 31,
2005	944	661	1,605
2006	943	661	1,604
2007	938	661	1,599
2008	909	618	1,527
2009	486	405	891
Thereafter	43	1,405	1,448

	$4,737	$4,742	$9,479

Note 5 - Other Assets

Other Assets are summarized as follows:

	June 30 2004	December 31 2003
Accrued interest:
Mortgage-related securities	$3,939	$4,034
Investment securities	210	200
Loans receivable	6,411	6,586

Total accrued interest	10,560	10,820
Foreclosed properties and repossessed assets	1,439	630
Premises and equipment	44,199	45,196
Federal Home Loan Bank stock, at cost	36,608	35,498
Bank owned life insurance	18,813	18,268
Other	23,662	11,755

	$135,281	$122,167

Note 6 - Deposits

Deposits are summarized as follows:

	June 30 2004	December 31 2003
Checking accounts:
Noninterest-bearing	$107,766	$110,099
Interest-bearing	159,621	157,231

	267,387	267,330
Money market accounts	339,295	358,003
Savings accounts	259,247	240,543
Certificate accounts:
Due within one year	533,706	510,195
After one but within two years	307,876	318,652
After two but within three years	180,955	140,604
After three but within four years	95,752	192,203
After four but within five years	17,060	24,760
After five years	—	—

	1,135,349	1,186,414

	$2,001,278	$2,052,290

Note 7 - Borrowings

Borrowings consist of the following:

	June 30 2004		December 31 2003
	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Federal Home Loan Bank advances maturing:
2004	$200,000	5.70%	$231,775	5.61%
2005	17,996	5.20	17,996	5.20
2006	7,948	4.85	7,948	4.85
2007	—	—	—	—
2008	1,024	5.90	1,024	5.90
Thereafter	45,368	5.21	40,748	5.23
Open-line of credit	76,700	1.33	—	—

	$349,036		$299,491

The majority of advances that mature in the year 2004 are callable at any time at the option of the FHLB.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these advances are collateralized by FHLB stock of $36,608 and $35,498 at June 30, 2004 and December 31, 2003, respectively.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of June 30, 2004, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of June 30, 2004:
Total risk-based capital	$467,660	30.05%	$124,509	8.00%	$155,637	10.00%
(to risk-weighted assets)
Tier I capital	458,514	29.46	62,255	4.00	93,382	6.00
(to risk-weighted assets)
Tier I capital	458,514	14.93	122,835	4.00	153,544	5.00
(to average assets)

Bank Mutual Corporation is not aware of any conditions or events which would change the Bank’s status as well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk- Based Capital	Tier I (Core) Capital
As of June 30, 2004:
Equity per Bank records	$500,979	$500,979
Unrealized losses on investments	15,259	15,259
Goodwill and deposit base intangibles, net of deferred taxes	(55,415)	(55,415)
Investment in “nonincludable” subsidiaries	(2,024)	(2,024)
Disallowed servicing assets	(285)	(285)
Equity investments required to be deducted	(4,548)	—
Allowance for loan losses	13,694	—

Regulatory capital	$467,660	$458,514

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Basic Earnings Per Share
Net Income	$7,118	$5,180	$14,192	$11,049

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	75,334,703	75,785,898	75,757,093	75,874,319
Allocated ESOP shares for period	81,799	81,799	163,598	163,598
Vested MRP shares for period	82,096	59,134	132,358	118,808

	75,498,598	75,926,831	76,053,049	76,156,725

Basic earnings per share	$0.094	$0.068	$0.187	$0.145

Diluted Earnings Per Share
Net Income	$7,118	$5,180	$14,192	$11,049

Weighted average shares outstanding used in basic earnings per share	75,498,598	75,926,831	76,053,049	76,156,725
Net dilutive effect of:
Stock option shares	1,887,789	1,910,834	1,921,433	1,753,954
Unvested MRP shares	263,236	392,210	283,227	358,180

	77,649,623	78,229,875	78,257,709	78,268,859

Diluted earnings per share	$0.092	$0.066	$0.181	$0.141

Note 10 – Employee Benefit Plans

Bank Mutual Corporation has a discretionary, defined contribution savings plan (the Savings Plan). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $42,000 in the second quarter of 2004 and 2003. For the six months ended June 30, 2004 and 2003, contributions made by the Company were $83,000 and $87,000, respectively.

Bank Mutual Corporation also has a defined benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental pension plan for certain qualifying employees (collectively, “the Plan”). The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company’s funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.

The following table set forth the net periodic benefit cost:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Service cost	$420	$355	$840	$710
Interest cost	369	315	738	630
Expected return on plan assets	(418)	(392)	(836)	(784)
Amortization of prior service cost	32	32	64	64
Amortization of net (gain) loss	43	(10)	86	(21)
Asset gain	—	28	—	57

Net periodic benefit cost	$446	$328	$892	$656

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.

The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company.

The Company expects to contribute $3.3 million to the Plan during 2004. This amount was determined based on a number of factors, including the results of the actuarial valuation report as of January 1, 2004.

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

First Northern Savings Bank had an unfunded deferred retirement plan for their non-employee directors. All members of First Northern Savings Bank’s Board of Directors were eligible under the plan. Directors of predecessor institutions who were members of an advisory board were eligible at the discretion of First Northern Savings Bank. Currently there are four retired advisory board members in the plan. This plan was terminated as a consequence of the merger of First Northern Savings Bank into Bank Mutual and former First Northern Savings Bank directors began to receive payments.

First Northern Savings Bank also had supplemental retirement plans for several executives.

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted during the year ended December 31, 2001 to employees in management positions, directors and other key employees of which 124,737 shares were subsequently forfeited. In May 2004, the 2004 Stock Incentive Plan was approved by shareholders, providing for the grant of stock options to 4,106,362 shares and MRP awards up to 1,642,521 shares. On May 3, 2004, options for 2,382,000 shares and 955,000 MRP shares were granted. Total outstanding MRP grants had a fair value of $15.7 million at June 30, 2004. The grants under the MRP are being amortized to compensation expense as Bank Mutual Corporation’s employees become vested in the awarded shares.

The amount of MRP awards amortized to expense was $539,000 for the second quarter of 2004 and $211,000 for the same period in 2003 and for the six months ended June 30, 2004 and 2003 the expense was $738,000 and $411,000, respectively. The remaining unamortized cost of the MRP is unearned deferred compensation and is reflected as a reduction of shareholders’ equity.

Options to purchase 4,050,122 shares were granted on May 8, 2001 at an exercise price of $3.2056. On May 3, 2004, options to purchase 2,382,000 shares were granted at an exercise price of $10.637. In total, options for 5,534,433 shares remain outstanding at June 30, 2004, of which options for 1,731,950 shares were vested. In addition, since inception, options for 661,432 shares were exercised and options for 236,257 shares have been forfeited.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Risk-free interest rate	4.81 - 5.30%	5.30%	4.81 - 5.30%	5.30%
Dividend yield	2.00%	2.00%	2.00%	2.00%
Expected stock volatility	11.76 - 26.30%	26.30%	11.76 - 26.30%	26.30%
Expected years until exercise	5.50 - 9.75	6.50	5.50 - 9.75	6.50

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Net income:
As reported	$7,118	$5,180	$14,192	$11,049
Pro forma	$6,903	$5,000	$13,797	$10,690
Basic earnings per share:
As reported	$0.09	$0.07	$0.19	$0.15
Pro forma	$0.09	$0.07	$0.18	$0.14
Diluted earnings per share:
As reported	$0.09	$0.07	$0.18	$0.14
Pro forma	$0.09	$0.06	$0.18	$0.14

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Note 11 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at June 30, 2004 and December 31, 2003 are as follows:

	June 30 2004	December 31 2003
Unused consumer lines of credit	$153,805	$153,068
Unused commercial lines of credit	18,213	12,919
Commitments to extend credit:
Fixed rate	17,505	17,115
Adjustable rate	45,595	35,838
Undisbursed commercial loans	31,620	28,992
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance program	2	3

Forward commitments to sell mortgage loans of $9.5 million at June 30, 2004, represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $8.3 million of forward commitments at December 31, 2003.

Note 12 – Recent Accounting Developments

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments” was issued on March 9, 2004 and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customers relationship or loan servicing. Because of the SAB’s limit on the types of cash flows that can be considered in the fair-value measurement, mortgage-loan commitments could be recognized as liabilities if the guaranteed rate in the commitment is less than the market interest rate. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement No. 107, Statement No. 133 and Item No. 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. This SAB had minimal impact on our financial condition or the results of operations.

Note 13 – Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

Recent Conversion

On October 29, 2003, Bank Mutual Corporation completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered Bank Mutual Corporation and, in effect, sold the MHC’s interest in Bank Mutual Corporation to the public. Existing Bank Mutual Corporation shareholders exchanged their shares for the new Bank Mutual Corporation shares. The total number of shares issued and exchanged in the offering was approximately 78,707,669 shares. Unless otherwise indicated, all shares and per share numbers in these financial statements have been restated to reflect the conversion and the related 3.6686 for 1 share exchange.

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

•	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

•	The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total Assets. Bank Mutual Corporation’s total assets remained relatively constant for the first six months, decreasing $934,000; total assets at both June 30, 2004 and December 31, 2003 were approximately $3.11 billion. Although the total amount of assets stayed relatively constant, loans receivable increased, while cash and cash equivalents and mortgage-related securities decreased.

Cash and Cash Equivalents. Cash and cash equivalents decreased $51.6 million in the first six months of 2004 primarily as a result of using cash equivalents to fund the decrease in deposits and the increase in loans receivable. The cash had been invested in short-term investments and overnight funds.

Securities Available-for-Sale. Investment securities decreased $590,000 in the first six months of 2004 primarily as a result of maturing investment securities.

Mortgage-related securities decreased $9.3 million primarily as a result of payments and repayments of the underlying mortgage loans which collateralize the mortgage-related securities and a decrease in market value. Funds obtained from repayments on these securities were also used to fund increases in loans receivable.

Loans Held for Sale. Loans held for sale increased $246,000 as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell most of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations.

Loans Receivable. Loans receivable increased $47.4 million in the first six months of 2004 primarily as a result of an increase in mortgage and consumer loans.

The mortgage loan portfolio increased $41.4 million in the first six months of 2004 primarily as a result of an increase in the one-to-four family and multi-family mortgage loan portfolios. The one-to-four family mortgage loans increased $21.3 million in the first six months of 2004 primarily as a result of: adjustable rate mortgage loan originations and purchases which are held in the portfolio; decreased fixed rate mortgage loan sales; and decreased prepayments. We have supplemented our mortgage loan originations by purchasing mortgage loans (primarily adjustable rate single family mortgage loans) from various Midwest sources. These purchased loans are individually underwritten by our staff and conform to our underwriting standards. These purchased mortgage loans are predominately located in Wisconsin or adjacent states.

Multi-family mortgage loans increased $33.4 million in the same period primarily as a result of our focus on increasing this type of lending and increased demand.

The commercial business real estate portfolio decreased $4.2 million in the first six months of 2004 primarily as a result of prepayments of commercial real estate loans.

The consumer loan portfolio increased $17.0 million, primarily was the result of reduced refinancing of first mortgage loans (consumers historically consolidate their debt into the first mortgage loan) coupled with $148.3 million of originations. Fixed home equity loan, home equity lines of credit and home improvement loan portfolios increased. This increase was partially offset by a reduction in the automobile loan portfolio. We continue to emphasize and market the 10 year fully amortizing fixed rate first and second home equity loan.

Commercial loan originations were stronger in the second quarter of 2004 than in the first quarter of 2004, or in the comparable second quarter of 2003; however, the commercial business loan portfolio decreased a net $844,000 in the first six months of 2004 primarily as a result of continuing repayments. Business loan originations increased in the second quarter of 2004 primarily as a result of loans to new business loan customers; demand from existing commercial customers has been very modest.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Originations:
Mortgage loans	$151,131	$248,712	$259,826	$485,141
Consumer loans	83,585	84,171	148,267	149,895
Commercial business loans	22,416	13,983	26,422	29,477

Total loan originations	257,132	346,866	434,515	664,513
Purchases:
Mortgage loans	26,595	169	40,092	169

Total loans purchased	26,595	169	40,092	169

Total loans originated and purchased	$283,727	$347,035	$474,607	$664,682

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

Other Assets. Other assets increased $13.1 million, or 10.8%, during the first six months of 2004. This increase is primarily the result of future tax effects relating to the decrease in market values of securities.

Deposits. Deposits decreased $51.0 million in the first six months of 2004 as a result of pricing our deposit offerings at market averages rather than above average pricing of deposits and the recent improved performance of the stock market. We also believe that deposit growth (or shrinkage) in the balance of 2004 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

Borrowings. Borrowings increased $49.5 million in the first six months of 2004 as a result of borrowing overnight to fund the decrease in deposits. Our overnight borrowings were $76.7 million at June 30, 2004 and we primarily borrow from the Federal Home Loan Bank of Chicago.

Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $16.7 million in the first six months of 2004. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal, as these payments tend to increase during the course of the calendar year until checks in payment of real estate tax obligations are paid out in December or January of the next year. In addition, other liabilities increased $5.6 million, as a result of increases to a number of various liabilities.

Shareholders’ Equity. Shareholders’ equity decreased $21.8 million in the first six months of 2004, primarily as a result stock repurchases, of a decrease in comprehensive income, increases in unearned deferred compensation, and cash dividends paid, offset by our net income.

After receiving shareholder approval of the 2004 Stock Incentive Plan in May 2004 and regulatory approval, we repurchased 1,642,521 shares at an average price of $10.63. Of the total shares repurchased, 955,000 were reissued for restricted share awards; also 135,886 net shares were issued for stock option exercises.

The Office of Thrift Supervision (“OTS”) recently denied our reconsideration request for a waiver to permit us to repurchase shares prior to the first anniversary of our conversion to a fully shareholder owned company in October of 2003. Therefore, except for the above repurchases of 1.6 million shares relating to restricted stock awards, we will not be able to repurchase shares until October 29, 2004.

Comprehensive income (net of tax) decreased as a result of marking the available-for-sale investments to current market value; decreases in value resulted from recent increase in market interest rates. Unearned deferred compensation increased as a result of awarding 955,000 restricted shares under the 2004 Stock Incentive Plan. The restricted shares vest at a rate of 20% per year and were issued at a fair market value of $10.673 per share.

In addition a cash dividend of $0.04 per share was paid June 2, 2004 to shareholders of record on May 18, 2004. The dividend payout ratio was 43.0% in the first six months of 2004.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

NON-PERFORMING LOANS AND ASSETS

	At June 30 2004	At December 31 2003
	(Dollars in thousands)
Non-accrual mortgage loans	$2,527	$2,894
Non-accrual consumer loans	1,021	961
Non-accrual commercial business loans	3,588	5,433
Accruing loans delinquent 90 days or more	478	1,084

Total non-performing loans	7,614	10,372
Foreclosed properties and repossessed assets, net	1,439	630

Total non-performing assets	$9,053	$11,002

Non-performing loans to total loans	0.43%	0.61%

Non-performing assets to total assets	0.29%	0.35%

Additional interest income that would have been recognized if non-accrual loans had been current	$584	$384

Allowance for loan losses as a percent of non-performing assets	151.26%	125.17%

Total non-performing loans decreased as of June 30, 2004, as compared to December 31, 2003, primarily as a result of reduced commercial business loan delinquencies. Commercial business loan delinquencies decreased primarily because of the previously-reported reclassification in the first quarter of two non-performing commercial business loans, totaling $1.6 million, to foreclosed properties, which therefore moved from the non-performing category, and the subsequent liquidation of one of those loans. The slight increase in non-performing consumer loans was a result of increased delinquencies. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards.

In spite of some economic improvement, the national and local economies and securities markets have continued to experience challenges. The Company has also experienced commercial loan delinquencies, impairments and foreclosures, and has continued allocating management time monitoring the loan portfolio and the loan loss allowance. Among other things, a reversal of the economic recovery and consequences of world events could affect the ability of individual and business borrowers to repay their obligations to Bank Mutual or otherwise affect the Company’s operations and financial condition.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At and for the Six Months Ended June 30, 2004	At and for the Year Ended December 31, 2003
	(Dollars in thousands)
Balance at the beginning of the period	$13,771	$12,743
Provisions for the period	874	1,304
Charge-offs:
Mortgage loans	(20)	(67)
Consumer loans	(178)	(415)
Commercial business loans	(800)	(19)

Total charge-offs	(998)	(501)
Recoveries:
Mortgage loans	9	113
Consumer loans	38	107
Commercial business loans	—	5

Total recoveries	47	225

Net recoveries (charge-offs)	(951)	(276)

Balance at the end of the period	$13,694	$13,771

Net charge-offs to average loans	(0.11)%	(0.02)%

Allowance as a percent of total loans	0.78%	0.80%

Allowance as a percent of non-performing loans	179.85%	132.77%

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

Average Balance Sheet and Yield/Rate Analysis

The following table presents certain information regarding Bank Mutual Corporation’s financial condition and net interest income at and for the six months ended June 30, 2004 and 2003. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

	AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
	Six Months Ended June 30
	2004			2003
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,735,998	$47,581	5.48%	$1,754,791	$54,629	6.23%
Mortgage-related securities	1,059,827	23,211	4.38	618,400	14,134	4.57
Investment securities (2)	105,953	1,997	3.77	120,922	2,446	4.05
Interest-earning deposits	13,374	55	0.82	30,637	140	0.91
Federal funds	13,940	70	1.00	151,685	923	1.22

Total interest earning assets	2,929,092	72,914	4.98	2,676,435	72,272	5.40
Noninterest-earning assets	173,293			172,087

Total average assets	$3,102,385			$2,848,522

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$248,123	531	0.43	$238,445	735	0.62
Money market accounts	348,375	1,704	0.98	360,786	2,615	1.45
Interest-bearing demand accounts	158,225	170	0.21	139,083	247	0.36
Time deposits	1,150,252	18,671	3.25	1,292,680	23,776	3.68

Total deposits	1,904,975	21,076	2.21	2,030,994	27,373	2.70
Advance payments by borrowers for taxes and insurance	11,137	12	0.22	12,380	32	0.52
Borrowings	311,691	7,851	5.04	328,352	9,182	5.59

Total Interest-bearing liabilities	2,227,803	28,939	2.60	2,371,726	36,587	3.09

Noninterest-bearing liabilities:
Noninterest-bearing deposits	107,242			109,768
Other noninterest-bearing liabilities	38,508			47,611

Total noninterest-bearing liabilities	145,750			157,379

Total liabilities	2,373,553			2,529,105
Shareholders’ equity	728,832			319,417

Total average liabilities and equity	$3,102,385			$2,848,522

Net interest income and net interest rate spread (3)		$43,975	2.38%		$35,685	2.31%

Net interest margin (4)			3.00%			2.67%

Average interest-earning assets to average interest-bearing liabilities	1.31x			1.13x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest-earning assets.

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

	Six Months Ended June 30, 2004 Compared to June 30, 2003 Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(579)	$(6,469)	$(7,048)
Mortgage-related securities	9,691	(614)	9,077
Investment securities	(290)	(159)	(449)
Interest-earning deposits	(72)	(13)	(85)
Federal funds	(713)	(140)	(853)

Total	8,037	(7,395)	642

Interest-bearing liabilities:
Savings deposits	29	(233)	(204)
Money market deposits	(87)	(824)	(911)
Interest-bearing demand deposits	31	(108)	(77)
Time deposits	(2,472)	(2,633)	(5,105)

Total deposits	(2,499)	(3,798)	(6,297)
Advance payments by borrowers for taxes and insurance	(3)	(17)	(20)
Borrowings	(450)	(881)	(1,331)

Total	(2,952)	(4,696)	(7,648)

Net change in net interest income	$10,989	$(2,699)	$8,290

Comparison of Operating Results for the Three and Six Months Ended June 30, 2004 and 2003

General. Net income was $7.1 million for the second quarter of 2004 as compared to $5.2 million for the second quarter of 2003, and $14.2 million for the six months ended June 30, 2004 as compared to $11.0 million for the six months ended June 30, 2003. The increase for both periods in 2004 was primarily the result of investing the $404.8 million of capital received from the Company’s stock offering in October 2003, which resulted in increases in interest income and the net interest margin. This increase was partially offset by reductions in the gains on the sales of loans, increases in the provision for loan losses, and increases in operating expenses.

Net Interest Income. Net interest income increased $4.4 million, or 25.0%, to $21.9 million in the second quarter of 2004 as compared to $17.5 million for the same period in 2003. Net interest income increased $8.3 million, or 23.2%, to $44.0 million for the first six months of 2004 as compared to $35.7 million for the first six months of 2003. Net interest income increased for both periods primarily as a result of increased assets invested and an increase in the net interest margin. The net interest margin for the second quarter of 2004 was 2.98% as compared to 2.60% for the same period in 2003 and 3.00% for the six months ended June 30, 2004 as compared to 2.67% for the six months ended June 30, 2003.

The increase in the net interest margin for both periods in 2004 was primarily the result of investing the $404.8 million of capital received from the stock offering (the capital bears no interest). The increase in the dollar amount of interest earning assets was also the result of the investment of the capital received from the Company’s stock offering. Most of the capital received was invested in mortgage-related securities. Going forward, for the third quarter of 2004, the income received from investment of that capital, whether it is invested in loans or securities, is expected to add to interest income as compared to periods in 2003, although we cannot assure any particular use of capital or rate of return.

Total Interest Income. Total interest income increased $677,000, or 1.9% to $36.3 million in the second quarter of 2004 as compared to $35.6 million for the second quarter of 2003 and an increase of $642,000, or 0.9%, to $72.9 million for the six months ended June 30, 2004 as compared to $72.3 million for the same period in 2003. The increase in the second quarter and the first six months of 2004 was the result of the increased dollar amount of mortgage-related securities.

Interest income on loans decreased $3.3 million, or 12.1%, to $23.7 million in the second quarter of 2004 as compared to $26.9 million for the second quarter of 2003 and a decrease of $7.0 million, or 12.9%, to $47.6 million for the first six months of 2004 as compared to $54.6 million for the same period in 2003. The decreases for both periods were the result of decreased average dollar amount of the loan portfolio outstanding and a decreased average yield on the loan portfolio. Although loan originations were at high levels throughout 2003, most of the originations were fixed rate mortgage loans which we sold to the secondary market. These loan sales decreased the dollar amount of the portfolio outstanding. In the first six months of 2004 the loan portfolio increased $47.4 million; however, due to the timing of the net increases, the average loans outstanding for the first six months of 2004 was less than the average loans outstanding for the same period in 2003.

Interest income on investments decreased $297,000 for the second quarter of 2004 and $449,000 for the first six months of 2004 as compared to the same periods in 2003, respectively. The decreases were the result of a decrease in the yield earned on the investment securities and average dollars outstanding. As investment securities matured, the proceeds were primarily reinvested into mortgage-related securities or reinvested into another investment security. However, these reinvestments into new investment securities were generally at interest rates that were at or below the existing yield on the portfolio.

Interest income on mortgage-related securities increased $4.8 million, or 70.8%, in the second quarter of 2004 and increased $9.1 million, or 64.2%, in the first six months of 2004 as compared to the same periods in 2003, respectively, as a result of the increase in the dollar amount of mortgage-related securities outstanding. This increase in the dollar amount outstanding was primarily the result of investing $404.8 million of capital received in our conversion to a fully shareholder owned company in October 2003.

Interest income on interest-earning deposits decreased $570,000 for the three months ended June 30, 2004 and decreased $938,000 for the six months ended June 30, 2004 as a result of a decrease in the average yields earned on interest-earning deposits and a decrease in the average dollar amount in interest-earning deposits. The decrease in the average dollars outstanding was primarily the result of investing the short-term funds into short- to medium-term mortgage-related securities. The interest rates earned on short-term investments decreased in the second quarter of 2004 as compared to the same period in 2003 as a result of reduced market interest rates.

Interest Expense. Total interest expense decreased $3.7 million, or 20.5% in the second quarter of 2004, as compared to the second quarter of 2003, and $7.6 million, or 20.9%, in the first six months of 2004 as compared to that period in 2003. These decreases were the result of a decrease in the rates paid on deposits and the decreased average deposits outstanding.

Interest expense on deposits decreased $3.1 million in the second quarter of 2004 and $6.3 million for the first six months of 2004 as compared to the same periods in 2003, respectively, as a result of a decrease in the cost of deposits and a decrease in the average deposits. As a result of our strong capital position and current alternatives for its deployment, we reduced the interest rates offered on some of our time deposit products to decrease our cost of deposits

Interest expense on borrowings decreased $565,000 for the three months ended June 30, 2004 and $1.3 million for the six months ended June 30, 2004 primarily as a result of a decrease in the cost of borrowings. We primarily borrow from the Federal Home Loan Bank (“FHLB”) of Chicago and those borrowings have fixed terms and interest rates. Borrowings at June 30, 2004, were $49.5 million higher than at December 31, 2003, primarily as a result of overnight borrowings; however, due to the timing of the additional borrowings, the Company’s average borrowings outstanding during the quarter and the six months were lower than in 2003. These overnight borrowings were necessitated as a result of utilizing all of our overnight funds to purchase mortgage-related securities and funding the decrease in deposits.

Provisions for Loan Losses. Provisions for loan losses were $384,000 for the second quarter of 2004 and $874, 000 for the first six months of 2004 as compared to $109,000 for the second quarter of 2003 and $367,000 for the first six months of 2003. The increases in both periods in the provision for loan losses was primarily the result of the $800,000 charge-off for a commercial loan that was reclassified to foreclosed properties and subsequently liquidated. This charge-off, which was the result of adverse developments affecting the borrower, necessitated the increase in the provisions for loan losses. The total allowance for loan losses at June 30, 2004 was $13.7 million, or 179.9%, of non-performing loans compared to $13.8 million, or 132.8% of non-performing loans at December 31, 2003. The loan loss allowance to total loans was 0.78% at June 30, 2004 as compared to 0.80% at December 31, 2003.

Noninterest Income. Total noninterest income decreased $608,000 in the second quarter of 2004 and $1.3 million for the first six months of 2004 primarily as a result of decreased gains on the sales of loans partially offset by increased loan fees; servicing revenues; gains on the sale of investments and brokerage and insurance commissions.

Service charges on deposits decreased for the second quarter and the six months ended June 30, 2004 primarily as a result of the decreased number of deposit accounts and customer utilization of on-line banking and check cards. On-line banking and real time check cards purchase authorizations have allowed customers to manage their accounts better and hence reduced service charge fees.

Brokerage and insurance commissions increased $105,000 for the three months ended June 30, 2004 and $200,000 for the six months ended June 30, 2004 primarily as a result of increased securities and tax deferred annuity sales.

Loan fees and servicing revenues (losses) were significantly impacted in the second quarter and first six months of 2004, by the reduction in the amortization of mortgage servicing rights. The amortization of mortgage servicing rights in the second quarter of 2004 was $500,000 and $909,000 for the six months ended June 30, 2004 as compared to $2.2 million in the second quarter of 2003 and $2.8 million for the six months ended June 30, 2003. The decreased amortization was the result of reduced prepayments to loans with mortgage servicing rights.

In the second quarter of 2004, we sold equity securities which resulted in a gain of $537,000.

Gains on the sales of loans decreased $1.3 million in the second quarter of 2004 as compared to the second quarter of 2003 and $2.7 million for the first six months of 2004 as compared to the same period in 2003 as a result of decreased dollar amount of loans sold. We sold $39.6 million of loans in the second quarter of 2004 as compared to $163.3 million in the second quarter of 2003 and $70.3 million in the first six months of 2004 as compared to $279.3 million in the first six months of 2003. “See Comparison of Financial Condition - Loans Receivable.” Gains on the sales of loans are primarily dependent on the dollar amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates remain flat or increase, these gains likely would be reduced in future periods.

Other noninterest income decreased $694,000 in the second quarter of 2004 and $722,000 for the first six months of 2004 primarily as a result of a decrease in income recognition in accordance with FASB #133.

Noninterest Expense. Total noninterest expense increased $659,000 in the second quarter of 2004 and $2.0 million for the six months ended June 30, 2004 primarily as a result of increased compensation expense from the decreased deferral of loan origination cost and the issuance of 955,000 restricted shares on May 3, 2004, pursuant to the 2004 Stock Incentive Plan, which was approved by shareholders.

Compensation, payroll taxes and other employee benefit expense increased $1.0 million in the second quarter of 2004 and $1.9 million for the six months ended June 30, 2004 primarily as a result of a decreased deferral of loan origination costs and increased expense from the issuance of restricted shares in May 2004.

Occupancy and equipment expense decreased $147,000 in the second quarter of 2004 and was almost the same for the first six months of 2004 as compared to the same periods in 2003 primarily as a result of receiving back rents on office space.

Other expenses decreased $217,000 for the second quarter of 2004 and increased $90,000 for the first six months of 2004 as compared to the same periods in 2003. Marketing expense in the second quarter of 2004 decreased primarily as a result of expenses associated with the merger of the two subsidiary banks in March 2003. Other expenses increased for the six months ended June 30, 2003 as a result of increased advertising and promotions in 2004.

Income Taxes. The effective tax rate for the second quarter of 2004 was 34.8% as compared to 35.8% for the same period in 2003 and 34.3% for the six months ended June 30, 2004 as compared to 35.5% for the six months ended June 30, 2003.

Bank owned life insurance income is permanently tax deferred if the policy is held to the participant’s death. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.

Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state bank subsidiaries, has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries, and has asserted the position that some or all of the income of the out of state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many such organizations, including our Nevada subsidiaries; its audit of Bank Mutual and its Nevada subsidiaries has not yet been concluded.

The Department sent letters in late July 2004 to Wisconsin financial institutions (whether or not they are undergoing an audit) reporting on settlements relating to these issues involving 17 financial institutions and their out-of-state investment subsidiaries. The letter provided a summary of currently available settlement parameters. For prior periods they include: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes relating to a limited time period; limitations on net operating loss carry forwards and interest on past-due taxes (but no penalties). For 2004 and going forward, the letter states similar provisions, including limits on subsidiaries’ assets which could be considered in determining income not subject to Wisconsin taxation. As outlined, settlement would result in the rescission of prior letter rulings, and purport to be binding going forward except for future legislation or change by mutual agreement. However, the letter appears to implicitly accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes.

At this time, no assessment has yet been made by the Department against the Bank or its subsidiaries nor has the Company determined how it intends to respond. The letter did not provide sufficient detail to permit the Company to assess the financial effects of accepting such a settlement, nor does the Company have sufficient information to determine the Department’s position if it were to make an assessment and if the Company were to challenge it. The Company intends to seek further detail and to evaluate the impact of any such settlement (or a challenge) after receiving more information.

The resolution of these matters could result in a substantial negative impact on the earnings of Bank Mutual Corporation. Since the Company believes it has paid taxes in accordance with prior rulings and legal requirements, it has not accrued for possible additional payments. We also may incur further costs in the future to address these issues.

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

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first six months of 2004, loan prepayments were significantly reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

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

Cash and cash equivalents decreased $51.6 million during the first six months of 2004. Investing activities utilized $57.3 million of cash, primarily as a result of the purchases of investment securities and mortgage-related securities and an increase in loans receivable. These uses were partially offset by principal repayments on mortgage-related securities and on investment securities that matured. Cash utilized by financing activities of $8.1 million resulted primarily from a decrease in deposits and repayments of long-term borrowings. Net cash provided by operating activities of $13.8 million consisted primarily of net income, amortization of cost of stock benefit plans and an increase in other liabilities partially offset by an increase in other assets.

In the fourth quarter of 2004, we have two $100.0 million borrowings from the FHLB of Chicago maturing. Depending on the availability of funds at that time, we will either pay off the borrowings, renew the borrowings at the FHLB at then current interest rates, or a combination thereof. However, we cannot assure that the borrowings alternatives will be available on acceptable terms.

At June 30, 2004, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At June 30, 2004, the Bank had a total risk-based capital ratio of 30.05% and a leverage ratio of 14.93%. See Notes to Unaudited Consolidated Financial Statements – “Note 8 - Shareholders’ Equity.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents, as of June 30, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	One Year Or Less	One to Three Years	Three to Five Years		Over Five Years	Total
	(In thousands)
Deposits without a stated maturity	$865,929	$—	$		$—	$865,929
Certificates of deposits	533,706	488,831		112,812	—	1,135,349
Borrowed funds (a)	276,700	25,943		1,024	45,369	349,036
Operating leases	936	1,287		891	575	3,689
Purchase obligations	2,160	4,320		3,960	—	10,440
Deferred retirement plans and deferred compensation plans	221	412		301	7,226	8,160

(a)	Excludes interest to be paid in the periods indicated.

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

The following table details the amounts and expected maturities of significant commitments as of June 30, 2004.

	Payments Due In
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$901	$—	$—	$—	$901
Residential real estate	62,199				62,199
Revolving home equity and credit card lines	153,805	—	—	—	153,805
Standby letters of credit	18,213	—	—	—	18,213
Commercial letters of credit	1,238	646			1,884
Unused commercial lines of credit	31,620	—	—	—	31,620
Net commitments to sell mortgage loans	9,543	—	—	—	9,543

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

At June 30, 2004, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $37.5 million. This represents a negative cumulative one-year interest rate sensitivity gap of 1.2%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 97.0%. The cumulative gap ratio is significantly affected by $200.0 million of FHLB borrowings which has a quarterly call option and has a final maturity in the fourth quarter of 2004.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

i)	Investment securities - based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities - based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans - based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

iv)	Deposits - based upon contractual maturities and historical decay rates.

v)	Noninterest bearing demand accounts were added in the analysis at June 30, 2004 as a result of management’s belief that deposit dollars are being placed in this account and these deposits will be reinvested in other interest-bearing liabilities as interest rates rise.

vi)	Borrowings - based upon the earlier of call date or final maturity.

	At June 30, 2004
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$44,469	$100,689	$181,962	$91,611	$123,933	$542,664
Adjustable	171,150	219,660	258,229	43,326	1,329	693,694
Consumer loans	124,874	160,854	140,404	30,218	11,151	467,501
Commercial business loans	20,280	17,565	27,206	7,525	1,602	74,178
Interest-earning deposits	1,984	—	—	—	—	1,984
Investment securities	48,718	3,492	15,724	—	—	67,934
Mortgage-related securities:
Fixed	66,412	177,118	364,515	204,901	231,126	1,044,072
Adjustable	23,320	—	—	—	—	23,320
Other interest-earning assets	36,608	—	—	—	—	36,608

Total interest-earning assets	537,815	679,378	988,040	377,581	369,141	2,951,955

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	1,608	4,683	11,502	10,199	79,774	107,766
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	2,382	6,936	17,036	15,105	118,148	159,607
Savings accounts	5,704	11,184	27,471	24,358	190,527	259,244
Money market accounts	339,170	—	—	—	—	339,170
Time deposits	260,426	323,752	436,947	112,630	—	1,133,755
Advance payments by borrowers for taxes and insurance	—	19,690	—	—	—	19,690
Borrowings	76,766	202,388	25,005	2,516	42,384	349,059

Total interest-bearing and noninterest-bearing liabilities	686,056	568,633	517,961	164,808	430,833	2,368,291

Interest rate sensitivity gap	$(148,241)	$110,745	$470,079	$212,773	$(61,692)	$583,664

Cumulative interest rate sensitivity gap	$(148,241)	$(37,496)	$432,583	$645,356	$583,664

Cumulative interest rate sensitivity gap as a percentage of total assets	(4.77)%	(1.21)%	13.92%	20.77%	18.79%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	78.39%	97.01%	124.40%	133.31%	124.64%

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2004. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

	Present Value of Equity			Present Value of Equity as a Percent of Present Value of Assets
Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
+300	$533,052	$(220,200)	(29.2)%	18.62%	(22.5)%
+200	605,507	(147,745)	(19.6)	20.52	(14.6)
+100	682,332	(70,920)	(9.4)	22.41	(6.8)
0	753,252	0	0.0	24.03	0.0
-100	791,556	38,304	5.1	24.79	3.2
-200	797,733	44,481	5.9	24.75	3.0
-300	768,102	14,850	2.0	23.78	(1.1)

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

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides the specified information about the repurchases of shares by the Company during the second quarter of 2004.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 31, 2004	—	$—	—	—
May 1 – May 31, 2004	1,572,000	$10.64	1,572,000	70,521
June 1 – June 30, 2004	70,521	$10.28	70,521	—

Total	1,642,521	$10.63	1,642,521	—

A 2004 Stock Incentive Plan was approved by shareholders on May 3, 2004 which allowed for a restricted stock award plan of up to 1,642,521 shares and a stock option plan of up to 4,106,362 options. The Office of Thrift Supervision provided Bank Mutual Corporation a letter of no objection for the Company to repurchase a maximum of 1,642,521 shares relating to restricted stock awards under the plan; however, under OTS rules, no additional share repurchases may be made until the one year anniversary of the stock offering which occurred on October 29, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

(b)	Reports on Form 8-K: None filed. However in the quarter ended June 30, 2004, the Registrant furnished a Form 8-K dated April 23, 2004, which is not deemed incorporated by reference into other filings, which disclosed Bank Mutual Corporation’s earning release for the quarter ended March 31, 2004. In addition, it also furnished a Form 8-K dated July 22, 2004, which is also not deemed incorporated by reference into other filings, which disclosed Bank Mutual Corporation’s earnings release for the quarter ended June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)

Date: August 6, 2004	/s/ MICHAEL T. CROWLEY, JR.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: August 6, 2004	/s/ RICK B. COLBERG
Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended June 30, 2004

Exhibit No.	Description	Filed Herewith

10.1(a)	Bank Mutual Corporation 2004 Stock Incentive Plan, as approved by shareholders on May 3, 2004	Incorporated by reference to Exhibit A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.1(b)	Form of Option Agreement thereunder Bank Mutual Corporation 2004 Director Stock Option Agreement	X

10.1(c)	Form of Option Agreement thereunder Bank Mutual Corporation 2004 Incentive Stock Option Agreement	X

10.1(d)	Form of Restricted Stock Agreement thereunder Bank Mutual Corporation 2004 Directors Management Recognition Award	X

10.1(e)	Form of Restricted Stock Agreement thereunder Bank Mutual Corporation 2004 Officers Management Recognition Award	X

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Bank Mutual Corporation	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation	X