Form 10-Q
period 2004-09-30
BANK MUTUAL CORP
filed 2004-11-05
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 78,417,764 shares, at November 2, 2004.

BANK MUTUAL CORPORATION

10-Q INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30 2004	December 31 2003
	(In thousands)
Assets
Cash and due from banks	$26,469	$36,384
Federal funds sold	—	30,000
Interest-earning deposits	6,458	20,119

Cash and cash equivalents	32,927	86,503
Securities available-for-sale, at fair value:
Investment securities	65,905	67,833
Mortgage-related securities	1,048,313	1,053,349
Loans held for sale	5,606	4,056
Loans receivable, net	1,831,110	1,712,278
Goodwill	52,570	52,570
Other intangible assets	4,577	5,073
Mortgage servicing rights	4,615	4,698
Other assets	129,521	122,167

	$3,175,144	$3,108,527

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,979,423	$2,052,290
Borrowings	416,282	299,491
Advance payments by borrowers for taxes and insurance	28,665	2,987
Other liabilities	23,701	22,679

	2,448,071	2,377,447

Minority interest in real estate development	2,296	—

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2004 and 2003 Issued and outstanding – none in 2004 and 2003	—	—
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2004 and 2003 Issued – 78,783,849 shares in 2004 and 78,775,779 in 2003 Outstanding – 78,410,264 shares in 2004 and 78,775,779 in 2003	788	788
Additional paid-in capital	495,453	495,990
Retained earnings	253,175	241,958
Unearned ESOP shares	(4,877)	(5,766)
Accumulated other comprehensive income	(5,066)	149
Unearned deferred compensation	(10,785)	(2,039)
Treasury stock – 373,585 shares in 2004	(3,911)	—

Total shareholders’ equity	724,777	731,080

	$3,175,144	$3,108,527

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30
	2004	2003
	(In thousands, except per share data)
Interest income:
Loans	$24,421	$25,494
Investment securities	955	1,125
Mortgage-related securities	11,352	6,418
Interest-earning deposits	28	765

Total interest income	36,756	33,802
Interest expense:
Deposits	10,425	12,484
Borrowings	3,976	4,462
Advance payments by borrowers for taxes and insurance	12	29

Total interest expense	14,413	16,975

Net interest income	22,343	16,827
Provision for loan losses	267	—

Net interest income after provision for loan losses	22,076	16,827
Noninterest income:
Service charges on deposits	1,226	1,259
Brokerage and insurance commissions	653	547
Loan related fees and servicing revenue	282	1,001
Gain on sale of investments	—	—
Gain on sales of loans	253	2,761
Gain on sale of real estate	2,009	—
Loss on retirement of debt	(1,737)	—
Other	1,190	598

Total noninterest income	3,876	6,166

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,242	8,143
Occupancy and equipment	2,894	2,757
Amortization of other intangible assets	165	165
Other	2,758	3,015

Total noninterest expenses	15,059	14,080

Income before income taxes	10,893	8,913
Income taxes	3,859	2,912

Net income	$7,034	$6,001

Per share data:
Earnings per share – basic	$0.09	$0.08

Earnings per share – diluted	$0.09	$0.08

Cash dividends paid	$0.05	$0.03

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30
	2004	2003
	(In thousands, except per share data)
Interest income:
Loans	$72,002	$80,123
Investment securities	2,952	3,571
Mortgage-related securities	34,563	20,552
Interest-earning deposits	153	1,828

Total interest income	109,670	106,074
Interest expense:
Deposits	31,501	39,857
Borrowings	11,827	13,644
Advance payments by borrowers for taxes and insurance	24	61

Total interest expense	43,352	53,562

Net interest income	66,318	52,512
Provision for loan losses	1,141	367

Net interest income after provision for loan losses	65,177	52,145
Noninterest income:
Service charges on deposits	3,452	3,557
Brokerage and insurance commissions	2,128	1,822
Loan related fees and servicing revenue	1,167	248
Gain on sale of investments	537	121
Gain on sales of loans	1,233	6,467
Gain on sale of real estate	2,009	—
Loss on retirement of debt	(1,737)	—
Other	3,363	3,493

Total noninterest income	12,152	15,708

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	26,713	23,674
Occupancy and equipment	8,306	8,168
Amortization of other intangible assets	496	496
Other	9,316	9,483

Total noninterest expenses	44,831	41,821

Income before income taxes	32,498	26,032
Income taxes	11,272	8,982

Net income	$21,226	$17,050

Per share data:
Earnings per share – basic	$0.28	$0.22

Earnings per share – diluted	$0.27	$0.22

Cash dividends paid	$0.130	$0.084

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Unearned Deferred Compensation	Treasury Stock	Total
	(In thousands)
For the Nine Months Ended September 30, 2004
Balance at January 1, 2004	$788	$495,990	$241,958	$(5,766)	$149	$(2,039)	$—	$731,080
Comprehensive income:
Net income	—	—	21,226	—	—	—	—	21,226
Other comprehensive income Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $3,021	—	—	—	—	(5,215)	—	—	(5,215)

Total comprehensive income	—	—	—	—	—	—	—	(16,011)
Purchase of treasury stock	—	—	—	—	—	—	(17,463)	(17,463)
Issuance of management recognition plan shares	—	(23)	—	—	—	(10,193)	10,216	—
Committed ESOP shares	—	1,815	—	889	—	—	—	2,704
Exercise of stock options	—	(2,329)	—	—	—	—	3,336	1,007
Amortization of deferred compensation	—	—	—	—	—	1,447	—	1,447
Cash dividends ($0.13 per share)	—	—	(10,009)	—	—	—	—	(10,009)

Balance at September 30, 2004	$788	$495,453	$253,175	$(4,877)	$(5,066)	$(10,785)	$(3,911)	$724,777

For the Nine Months Ended September 30, 2003
Balance at January 1, 2003	$820	$108,477	$224,932	$(6,647)	$10,487	$(3,133)	$(11,861)	$323,075
Comprehensive income:
Net income	—	—	17,050	—	—	—	—	17,050
Other comprehensive income Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $4,021	—	—	—	—	(7,252)	—	—	(7,252)

Total comprehensive income	—	—	—	—	—	—	—	9,798
Purchase of treasury stock	—	—	—	—	—	—	(8,011)	(8,011)
Committed ESOP shares	—	1,161	—	890	—	—	—	2,051
Exercise of stock options	—	(458)	—	—	—	—	1,192	734
Amortization of deferred compensation	—	—	—	—	—	907	(461)	446
Cash dividends ($0.084 per share)	—	—	(3,170)	—	—	—	—	(3,170)

Balance at September 30, 2003	$820	$109,180	$238,812	$(5,757)	$3,235	$(2,226)	$(19,141)	$324,923

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2004	2003
	(In thousands)
Operating activities:
Net income	$21,226	$17,050
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,141	367
Provision for depreciation	2,509	2,142
Amortization of intangibles	496	496
Net change in mortgage servicing rights	83	(1,717)
Amortization of cost of stock benefit plans	4,151	2,497
Net discount amortization on securities	389	1,830
Net gain on sale of available-for-sale securities	(537)	(121)
Net change in loans originated or held for sale	(317)	41,710
Gains on sales of loans	(1,233)	(2,761)
Gain on sale of real estate owned	(2,009)	(47)
Increase (decrease) in other liabilities	6,630	(232)
Increase in other assets	(14,438)	(1,302)
Decrease in accrued interest receivable	24	1,895

Net cash provided by operating activities	18,115	61,807
Investing activities:
Net purchases of mutual funds	(690)	(10,675)
Proceeds from maturities of investment securities	26,250	111,572
Purchases of investment securities	(24,015)	(107,602)
Purchases of mortgage-related securities	(228,613)	(436,209)
Principal repayments on mortgage-related securities	225,555	403,911
Proceeds from sale of investment securities	537	8,076
Net (increase) decrease in loans receivable	(115,635)	6,022
Proceeds from sale of foreclosed properties	2,986	690
Proceeds from sale of real estate	2,182	—
Net increase in Federal Home Loan Bank stock	(1,653)	(2,002)
Net purchases of premises and equipment	(1,292)	(3,118)

Net cash used by investing activities	(114,388)	(29,335)

BANK MUTUAL CORPORATION

    AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30
	2004	2003
	(In thousands)
Financing activities:
Net decrease in deposits	$(73,307)	$(30,175)
Net increase (decrease) in short-term borrowings	144,000	(22,679)
Proceeds from long-term borrowings	204,746	4,350
Repayments on long-term borrowings	(231,955)	(28,778)
Net increase in advance payments by borrowers for taxes and insurance	25,678	26,863
Proceeds from exercise of stock options	1,007	734
Cash dividends	(10,009)	(3,170)
Purchase of treasury stock	(17,463)	(8,011)

Net cash provided (used) by financing activities	42,697	(60,866)

Decrease in cash and cash equivalents	(53,576)	(28,394)
Cash and cash equivalents at beginning of period	86,503	241,759

Cash and cash equivalents at end of period	$32,927	$213,365

Supplemental information:
Interest paid on deposits	$31,062	$39,361
Income taxes paid	11,990	10,274
Loans transferred to foreclosed properties and repossessed assets	4,337	861

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

As used herein, the “Company” and Bank Mutual Corporation refer to Bank Mutual Corporation both before and after the full conversion transaction

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual Corporation, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual Corporation and subsidiaries at September 30, 2004 and December 31, 2003, the results of their income for the three and nine months ended September 30, 2004 and 2003, the changes in shareholders’ equity for the nine months ended September 30, 2004 and 2003, and their cash flows for the nine months ended September 30, 2004 and 2003. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual Corporation’s 2003 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation Number (“FIN”) 46. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. The provisions of this statement were effective immediately for variable interests in variable interest entities (“VIE’s”) created after January 31, 2003. The Corporation adopted FIN 46 for the quarter ended December 31, 2003.

As a result of the consolidation of the Arrowood Development, LLC in which the Corporation has a 50% interest, which was established in the third quarter of 2004, into Bank Mutual’s financial statements as required by FIN 46, other assets increased by $2.3 million. The increase in assets was accompanied by minority interest (the other partner’s ownership interests) of $2.3 million on the statement of financial condition as a mezzanine item, after liabilities and before shareholders’ equity.

Note 2 - Securities Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2004:
Investment securities:
U.S. government and federal agency obligations	$19,218	$95	$(135)	$19,178
Mutual funds	45,741	14	(594)	45,161
Federal Home Loan Mortgage Corporation stock	1,440	126	—	1,566

Total investment securities	66,399	235	(729)	65,905
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	565,432	1,735	(6,755)	560,412
Federal National Mortgage Association	424,181	3,247	(5,448)	421,980
Private Placement CMOs	121	1	—	122
Government National Mortgage Association	66,102	111	(414)	65,799

Total mortgage-related securities	1,055,836	5,094	(12,617)	1,048,313

Total	$1,122,235	$5,329	$(13,346)	$1,114,218

The Company does not believe any individual unrealized loss as of September 30, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

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

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2004, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$4,498	$4,594
Due after one year through five years	14,720	14,585
Due after five years through ten years	—	—
Mutual funds	45,741	45,161
Federal Home Loan Mortgage Corporation stock	1,440	1,566
Mortgage-related securities	1,055,836	1,048,312

	$1,122,235	$1,114,218

Note 3 - Loans Receivable

Loans receivable consist of the following:

	September 30 2004	December 31 2003
Mortgage loans:
One-to-four family	$864,324	$793,247
Multifamily	167,049	124,494
Commercial real estate	203,093	209,293
Construction and development	127,702	122,436

Total mortgage loans	1,362,168	1,249,470
Consumer loans and other loans:
Fixed home equity	263,305	252,550
Home equity lines of credit	86,656	78,567
Student	21,123	20,546
Home improvement	23,469	12,605
Automobile	64,307	67,630
Other	16,193	18,623

Total consumer loans	475,053	450,521
Total commercial business loans	70,279	75,022

Total loans receivable	1,907,500	1,775,013
Less:
Undisbursed loan proceeds	62,762	47,743
Allowance for loan losses	13,898	13,771
Unearned loan fees and discounts	(270)	1,221

	76,390	62,735

Total loans receivable, net	$1,831,110	$1,712,278

Bank Mutual Corporation’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual’s local lending areas in Wisconsin and Minnesota. In addition, Bank Mutual has purchased some loans in other Midwest states.

Note 4 – Goodwill, Other Intangible Assets and Mortgage Servicing Rights

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at September 30, 2004 and December 31, 2003 are presented in the following table.

	September 30 2004	December 31 2003
Mortgage servicing rights at beginning of year	$4,698	$6,149
Capitalized servicing rights	1,188	4,480
Amortization of servicing rights	(1,271)	(5,931)

Mortgage servicing rights at end of period	4,615	4,698
Valuation allowance	—	—

Balance	$4,615	$4,698

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at September 30, 2004 are presented in the following table.

Intangible Assets	Intangible Asset Amount Net of Accumulated Amortization	Valuation Allowance	Carrying Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,615	—	4,615
Deposit base intangibles	4,577	—	4,577

Total	$61,762	$—	$61,762

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage Servicing Rights	Deposit Base Intangibles	Total
	(In thousands)
Nine months ended September 30, 2004 (actual)	$1,271	$496	$1,767

Three months ending December 31, 2004 (estimate)	$241	$165	$406
Estimate for year ending December 31,
2005	959	661	1,620
2006	957	661	1,618
2007	953	661	1,614
2008	926	618	1,544
2009	515	405	920
Thereafter	64	1,406	1,470

	$4,615	$4,577	$9,192

Note 5 - Other Assets

Other Assets are summarized as follows:

	September 30 2004	December 31 2003
Accrued interest:
Mortgage-related securities	$3,856	$4,034
Investment securities	137	200
Loans receivable	6,803	6,586

Total accrued interest	10,796	10,820
Foreclosed properties and repossessed assets	1,169	630
Premises and equipment	43,979	45,196
Federal Home Loan Bank stock, at cost	37,151	35,498
Bank owned life insurance	19,068	18,268
Other	17,358	11,755

	$129,521	$122,167

Note 6 - Deposits

Deposits are summarized as follows:

	September 30 2004	December 31 2003
Checking accounts:
Noninterest-bearing	$105,571	$110,099
Interest-bearing	155,070	157,231

	260,641	267,330
Money market accounts	326,392	358,003
Savings accounts	255,528	240,543
Certificate accounts:
Due within one year	560,966	510,195
After one but within two years	268,913	318,652
After two but within three years	201,708	140,604
After three but within four years	71,153	192,203
After four but within five years	34,122	24,760
After five years	—	—

	1,136,862	1,186,414

	$1,979,423	$2,052,290

Note 7 - Borrowings

Borrowings consist of the following:

	September 30 2004		December 31 2003
	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Federal Home Loan Bank advances maturing:
2004	$—	—	$231,775	5.61%
2005	18,002	5.20%	17,996	5.20
2006	207,952	2.83	7,948	4.85
2007	—	—	—	—
2008	1,025	5.90	1,024	5.90
Thereafter	45,303	5.21	40,748	5.23
Open-line of credit	144,000	1.33	—	—

	$416,282		$299,491

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these advances are collateralized by FHLB stock of $37,151 and $35,498 at September 30, 2004 and December 31, 2003, respectively.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of September 30, 2004, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of September 30, 2004:
Total risk-based capital	$469,337	29.80%	$125,987	8.00%	$157,484	10.00%
(to risk-weighted assets)
Tier I capital	460,808	29.26	62,994	4.00	94,491	6.00
(to risk-weighted assets)
Tier I capital	460,808	14.78	124,688	4.00	155,860	5.00
(to average assets)

Bank Mutual Corporation is not aware of any conditions or events which would change the Bank’s status as well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk- Based Capital	Tier I (Core) Capital
As of September 30, 2004:
Equity per Bank records	$514,587	$514,587
Unrealized losses on investments	5,066	5,066
Goodwill and deposit base intangibles, net of deferred taxes	(55,316)	(55,316)
Investment in “nonincludable” subsidiaries	(3,252)	(3,252)
Disallowed servicing assets	(277)	(277)
Equity investments required to be deducted	(5,369)	—
Allowance for loan losses	13,898	—

Regulatory capital	$469,337	$460,808

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Basic Earnings Per Share
Net Income	$7,034	$6,001	$21,226	$17,050

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	74,778,015	75,856,031	75,757,093	75,868,148
Allocated ESOP shares for period	81,799	81,799	163,598	245,396
Vested MRP shares for period	98,013	53,558	132,358	172,366

	74,957,827	75,991,388	76,053,049	76,285,910

Basic earnings per share	$0.09	$0.08	$0.28	$0.22

Diluted Earnings Per Share
Net Income	$7,034	$6,001	$21,226	$17,050

Weighted average shares outstanding used in basic earnings per share	74,957,827	75,991,388	76,053,049	76,285,910
Net dilutive effect of:
Stock option shares	1,930,717	2,011,365	1,924,528	1,839,759
Unvested MRP shares	288,376	352,523	284,943	356,294

	77,176,920	78,355,276	78,262,520	78,481,963

Diluted earnings per share	$0.09	$0.08	$0.27	$0.22

Note 10 – Employee Benefit Plans

Bank Mutual Corporation has a discretionary, defined contribution savings plan (the Savings Plan). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $35,000 in the third quarter of 2004 and $38,000 in the third quarter of 2003. For the nine months ended September 30, 2004 and 2003, contributions made by the Company were $118,000 and $114,000, respectively.

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

The following table set forth the net periodic benefit cost:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Service cost	$420	$354	$1,260	$1,064
Interest cost	369	315	1,107	945
Expected return on plan assets	(418)	(391)	(1,254)	(1,175)
Amortization of prior service cost	32	32	96	97
Amortization of net (gain) loss	43	(11)	129	(32)
Asset gain	—	29	—	86

Net periodic benefit cost	$446	$328	$1,338	$985

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.

The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company.

The Company expects to contribute $3.3 million to the Plan during 2004 and has been accruing for this contribution throughout 2004. This amount was determined based on a number of factors, including the results of the actuarial valuation report as of January 1, 2004.

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

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted during the year ended December 31, 2001 to employees in management positions, directors and other key employees of which 124,737 shares were subsequently forfeited. In May 2004, the 2004 Stock Incentive Plan was approved by shareholders, providing for the grant of stock options to 4,106,362 shares and MRP awards up to 1,642,521 shares. On May 3, 2004, options for 2,382,000 shares and 955,000 MRP shares were granted. Total outstanding MRP grants had a fair value of $17.3 million at September 30, 2004. The grants under the MRP are being amortized to compensation expense as Bank Mutual Corporation’s employees become vested in the awarded shares.

The amount of MRP awards amortized to expense was $709,000 for the third quarter of 2004 and $71,000 for the same period in 2003 and for the nine months ended September 30, 2004 and 2003 the expense was $1.4 million and $482,000, respectively. The remaining unamortized cost of the MRP is unearned deferred compensation and is reflected as a reduction of shareholders’ equity.

Options to purchase 4,050,122 shares were granted on May 8, 2001 at an exercise price of $3.2056. On May 3, 2004, options to purchase 2,382,000 shares were granted at an exercise price of $10.673. In total, options for 5,355,076 shares remain outstanding at September 30, 2004, of which options for 1,552,581 shares were vested. In addition, since inception of the plans, options for 840,789 shares were exercised and options for 236,257 shares have been forfeited.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Risk-free interest rate	4.81 - 5.30%	5.30%	4.81 - 5.30%	5.30%
Dividend yield	2.00%	2.00%	2.00%	2.00%
Expected stock volatility	11.76 - 26.30%	26.30%	11.76 - 26.30%	26.30%
Expected years until exercise	5.25 - 9.50	6.25	5.25 - 9.50	6.25

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

Bank Mutual Corporation accounts for the stock options in accordance with APB Opinion 25, as allowed under FAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. Pursuant to FAS No. 123 disclosure requirements as amended by FAS No. 148, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Net income:
As reported	$7,034	$6,001	$21,226	$17,050
Pro forma	$6,798	$5,821	$20,595	$16,511
Basic earnings per share:
As reported	$0.09	$0.08	$0.28	$0.22
Pro forma	$0.09	$0.08	$0.27	$0.22
Diluted earnings per share:
As reported	$0.09	$0.08	$0.27	$0.22
Pro forma	$0.09	$0.07	$0.26	$0.21

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Note 11 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at September 30, 2004 and December 31, 2003 are as follows:

	September 30 2004	December 31 2003
Unused consumer lines of credit	$151,144	$153,068
Unused commercial lines of credit	26,791	12,919
Commitments to extend credit:
Fixed rate	27,313	17,115
Adjustable rate	30,726	35,838
Undisbursed commercial loans	24,586	28,992
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	2	3

Forward commitments to sell mortgage loans of $12.7 million at September 30, 2004 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $8.3 million of forward commitments at December 31, 2003.

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

The Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to provide guidance on certain accounting issues. Specifically, it provided guidance to better define when and whether unrealized losses in the investment category of “Available-for-Sale” should be deemed other than temporary and if the unrealized losses are other than temporary requiring immediate recognition through the statement of income. FASB, after receiving input from businesses, delayed the implementation of certain aspects of the issue which addresses the determination of other-than –temporary issues until further discussions can be held.

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

•	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

•	The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or changes in positions of federal and state taxing authorities, will not differ from management’s current assessment. The impact of these events could be significant to the consolidated results of operations and reported earnings.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total Assets. Bank Mutual Corporation’s total assets increased modestly for the first nine months, by $66.6 million; total assets at September 30, 2004 were $3.2 billion as compared to $3.1 billion at December 31, 2003. Although the total amount of assets stayed relatively constant, loans receivable increased, while cash and cash equivalents and mortgage-related securities decreased.

Cash and Cash Equivalents. Cash and cash equivalents decreased $53.6 million in the first nine months of 2004 primarily as a result of using cash equivalents to fund the decrease in deposits and the increase in loans receivable. The cash had been invested in short-term investments and overnight funds.

Securities Available-for-Sale. Investment securities decreased $1.9 million in the first nine months of 2004 primarily as a result of maturing investment securities.

Mortgage-related securities decreased $5.0 million primarily as a result of payments and prepayments of the underlying mortgage loans which collateralize the mortgage-related securities and a decrease in market value. Funds obtained from repayments on these securities were also used to fund increases in loans receivable.

Loans Held for Sale. Loans held for sale increased $1.6 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell most of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations.

Loans Receivable. Loans receivable increased $118.8 million in the first nine months of 2004 primarily as a result of an increase in mortgage and consumer loan portfolios.

The mortgage loan portfolio increased $112.7 million in the first nine months of 2004 primarily as a result of an increase in the one-to-four family, multi-family and construction and development mortgage loan portfolios. The one-to-four family mortgage loans increased $71.1 million in the first nine months of 2004 primarily as a result of: an increase in adjustable rate mortgage loan originations and purchases which are held in the portfolio; decreased fixed rate mortgage loan sales; and decreased prepayments. We have supplemented our mortgage loan originations by purchasing mortgage loans (primarily adjustable rate single family mortgage loans) from various Midwest sources. These purchased loans are individually underwritten by our staff and conform to our underwriting standards. These purchased mortgage loans are predominately located in Wisconsin or adjacent states.

Multi-family mortgage loans increased $42.6 million in the first nine months of 2004 primarily as a result of our focus on increasing this type of lending and increased demand.

The commercial business real estate portfolio decreased $6.2 million in the first nine months of 2004 primarily as a result of prepayments of commercial real estate loans.

Construction and development mortgage loan portfolio increased $5.3 million in the nine months ended September 30, 2004 primarily as the result of increased single-and multi-family originations.

The consumer loan portfolio increased $24.5 million, primarily as a result of reduced refinancing of first mortgage loans (consumers historically consolidate their debt into the first mortgage loan) coupled with $210.7 million of originations. Fixed home equity loan, home equity lines of credit and home improvement loan portfolios increased. This increase was partially offset by a reduction in the automobile loan portfolio. We continue to emphasize and market the 7 to 10 year fully amortizing fixed rate first and second home equity loan.

Commercial loan originations decreased in the third quarter of 2004 as compared to the second quarter of 2004, and in the comparable third quarter of 2003. The commercial business loan portfolio decreased a net $4.7 million in the first nine months of 2004 primarily as a result of continuing repayments, which exceeded originations. Business loan originations decreased in the third quarter of 2004 primarily as a result of a decrease in the demand for business loans.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Originations:
Mortgage loans	$102,877	$280,106	$362,703	$765,247
Consumer loans	62,470	91,021	210,737	240,916
Commercial business loans	5,427	17,183	31,849	46,660

Total loan originations	170,774	388,310	605,289	1,052,823
Purchases:
Mortgage loans	60,022	—	100,114	169

Total loans purchased	60,022	—	100,114	169

Total loans originated and purchased	$230,796	$388,310	$705,403	$1,052,992

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans.

Other Assets. Other assets increased $7.4 million, or 6.0%, during the first nine months of 2004. This increase is primarily the result of future tax effects relating to the decrease in market values of securities and the consolidation of Arrowood Development, LLC. See Note 1. Basis of Presentation.

Deposits. Deposits decreased $72.9 million in the first nine months of 2004 as a result of pricing our deposit offerings at market averages rather than above average pricing of deposits and the recent improved performance of the stock market. We also believe that deposit growth (or shrinkage) in the balance of 2004 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

Borrowings. Borrowings increased $116.8 million in the first nine months of 2004 as a result of borrowing overnight to fund the decrease in deposits and to fund loan originations. Overnight borrowings at September 30, 2004 were $144.0 million. We also refinanced two Federal Home Loan Bank of Chicago borrowings totaling $200.0 million that had maturities in November and December of 2004. The refinanced borrowings are due in September of 2006. Prior to refinancing, the interest rates on the borrowings were 5.62% and 5.77% while, the new two year FHLB borrowing has a fixed interest rate of 2.75%. As a result of this transaction, we paid a $1.7 million prepayment penalty.

Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $25.7 million in the first nine months of 2004. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal, as these payments tend to increase during the course of the calendar year until checks in payment of real estate tax obligations are paid out in December or January of the next year. In addition, other liabilities increased $1.0 million, as a result of increases to a number of various liabilities.

Shareholders’ Equity. Shareholders’ equity decreased $6.3 million in the first nine months of 2004, primarily as a result of stock repurchases, a decrease in other comprehensive income, increases in unearned deferred compensation, and cash dividends paid, offset by our net income.

After receiving shareholder approval of the 2004 Stock Incentive Plan in May 2004 and regulatory approval, we repurchased 1,642,521 shares in the second quarter of 2004 at an average price of $10.63. Of the total shares repurchased, 955,000 were reissued in restricted share awards; also 313,936 shares were issued for stock option exercises. No shares were repurchased in the third quarter of 2004.

On November 1, 2004, the Company announced a stock repurchase program whereby the Company may repurchase up to 5.0 million shares. No timing was given for completion. The Company can give no assurance as to the timing or terms of any such purchases.

Comprehensive income (net of tax) decreased as a result of marking the available-for-sale investments to current market value; decreases in value resulted from recent increase in market interest rates. Unearned deferred compensation increased as a result of awarding 955,000 restricted shares under the 2004 Stock Incentive Plan in May 2004. The restricted shares vest at a rate of 20% per year and were issued at a fair market value of $10.673 per share.

In addition, a cash dividend of $0.05 per share was paid September 1, 2004 to shareholders of record on August 19, 2004. The dividend payout ratio was 47.2% in the first nine months of 2004.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

NON-PERFORMING LOANS AND ASSETS

	At September 30 2004	At December 31 2003
	(Dollars in thousands)
Non-accrual mortgage loans	$2,101	$2,894
Non-accrual consumer loans	879	961
Non-accrual commercial business loans	5,569	5,433
Accruing loans delinquent 90 days or more	602	1,084

Total non-performing loans	9,151	10,372
Foreclosed properties and repossessed assets, net	1,169	630

Total non-performing assets	$10,320	$11,002

Non-performing loans to total loans	0.50%	0.61%

Non-performing assets to total assets	0.33%	0.35%

Additional interest income that would have been recognized if non-accrual loans had been current	$713	$384

Allowance for loan losses as a percent of non-performing assets	134.67%	125.17%

Total non-performing loans decreased as of September 30, 2004, as compared to December 31, 2003, primarily as a result of reduced mortgage, consumer and accruing delinquent loans. Commercial business loan delinquencies increased primarily as a result of adding approximately a $2.0 million business loan in the third quarter of 2004.

In spite of some economic improvement, the national and local economies and securities markets have continued to experience challenges. The Company has also experienced commercial loan delinquencies, impairments and foreclosures, and has continued allocating management time to monitoring the loan portfolio and the loan loss allowance. Among other things, a reversal of the economic recovery and consequences of world events could affect the ability of individual and business borrowers to repay their obligations to Bank Mutual or otherwise affect the Company’s operations and financial condition.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At and for the Nine Months Ended September 30, 2004	At and for the Year Ended December 31, 2003
	(Dollars in thousands)
Balance at the beginning of the period	$13,771	$12,743
Provisions for the period	1,141	1,304
Charge-offs:
Mortgage loans	(20)	(67)
Consumer loans	(261)	(415)
Commercial business loans	(800)	(19)

Total charge-offs	(1,081)	(501)
Recoveries:
Mortgage loans	9	113
Consumer loans	58	107
Commercial business loans	—	5

Total recoveries	67	225

Net recoveries (charge-offs)	(1,014)	(276)

Balance at the end of the period	$13,898	$13,771

Net charge-offs to average loans	(0.08)%	(0.02)%

Allowance as a percent of total loans	0.76%	0.80%

Allowance as a percent of non-performing loans	151.87%	132.77%

The charge-off of $800,000 of commercial business loans occurred in the second quarter of 2004 and was the result of writing off a portion of a commercial loan before reclassifying it to foreclosed properties and repossessed assets.

The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all known and inherent losses have been provided for in the allowance for loan losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multifamily and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical commercial real estate, development and commercial loan tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single family loans. Depending on the type of commercial loan, the collateral may appeal only to a specialized group of people or businesses and, therefore, limit the number of potential buyers of the collateral, or in the case of collateral that is comprised of inventory, the liquidation of the collateral may be more uncertain. See “Non-performing Loans” for factors affecting some particular loans which affected the loan loss provisions for the periods discussed. Also, see “Significant Accounting Policies” for a discussion on the use of judgment in determining the amount of the allowance for loan losses.

Average Balance Sheet and Yield/Rate Analysis

The following table presents certain information regarding Bank Mutual Corporation’s financial condition and net interest income at and for the nine months ended September 30, 2004 and 2003. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

	AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
	Nine Months Ended September 30
	2004			2003
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,774,518	$72,002	5.41%	$1,749,778	$80,123	6.11%
Mortgage-related securities	1,052,952	34,563	4.38	620,966	20,552	4.41
Investment securities (2)	104,873	2,952	3.75	119,385	3,571	3.99
Interest-earning deposits	11,851	83	0.93	46,693	309	0.88
Federal funds	6,970	70	1.34	181,941	1,519	1.11

Total interest earning assets	2,951,164	109,670	4.96	2,718,763	106,074	5.20
Noninterest-earning assets	168,549			170,362

Total average assets	$3,119,713			$2,889,125

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$253,046	809	0.43	$288,318	1,152	0.53
Money market accounts	339,751	2,516	0.99	360,860	3,574	1.32
Interest-bearing demand accounts	162,789	261	0.21	138,989	329	0.32
Time deposits	1,140,731	27,915	3.26	1,281,183	34,802	3.62

Total deposits	1,896,317	31,501	2.21	2,069,350	39,857	2.57
Advance payments by borrowers for taxes and insurance	17,947	24	0.18	16,992	61	0.48
Borrowings	342,764	11,827	4.60	323,613	13,644	5.62

Total Interest-bearing liabilities	2,257,028	43,352	2.56	2,409,955	53,562	2.96

Noninterest-bearing liabilities:
Noninterest-bearing deposits	106,259			112,964
Other noninterest-bearing liabilities	29,471			45,815

Total noninterest-bearing liabilities	135,730			158,779

Total liabilities	2,392,758			2,568,734
Shareholders’ equity	726,955			320,391

Total average liabilities and equity	$3,119,713			$2,889,125

Net interest income and net interest rate spread (3)		$66,318	2.40%		$52,512	2.24%

Net interest margin (4)			3.00%			2.58%

Average interest-earning assets to average interest-bearing liabilities	1.31x			1.13x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest-earning assets.

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

	Nine Months Ended September 30, 2004 Compared to September 30, 2003 Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$1,120	$(9,241)	$(8,121)
Mortgage-related securities	14,192	(181)	14,011
Investment securities	(417)	(202)	(619)
Interest-earning deposits	(242)	16	(226)
Federal funds	(1,705)	256	(1,449)

Total	12,948	(9,352)	3,596

Interest-bearing liabilities:
Savings deposits	(130)	(213)	(343)
Money market deposits	(199)	(859)	(1,058)
Interest-bearing demand deposits	50	(118)	(68)
Time deposits	(3,614)	(3,273)	(6,887)

Total deposits	(3,893)	(4,463)	(8,356)
Advance payments by borrowers for taxes and insurance	3	(40)	(37)
Borrowings	771	(2,588)	(1,817)

Total	(3,119)	(7,091)	(10,210)

Net change in net interest income	$16,067	$(2,261)	$13,806

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2004 and 2003

General. Net income was $7.0 million for the third quarter of 2004 as compared to $6.0 million for the third quarter of 2003, and $21.2 million for the nine months ended September 30, 2004 as compared to $17.1 million for the nine months ended September 30, 2003. The increase for both periods in 2004 was primarily the result of investing the $404.8 million of capital received from the Company’s stock offering in October 2003, which resulted in increases in interest income and the net interest margin, and from a $2.0 million gain on sale of real estate in the third quarter of 2004. This increase was partially offset by reductions in the gains on the sales of loans, payment of a borrowing prepayment penalty, increases in the provision for loan losses, and increases in operating expenses.

Net Interest Income. Net interest income increased $5.5 million, or 32.8%, to $22.3 million in the third quarter of 2004 as compared to $16.8 million for the same period in 2003. Net interest income increased $13.8 million, or 26.3%, to $66.3 million for the first nine months of 2004 as compared to $52.5 million for the first nine months of 2003. Net interest income increased for both periods primarily as a result of increased assets invested and an increase in the net interest margin. The net interest margin for the third quarter of 2004 was 3.01% as compared to 2.40% for the same period in 2003 and 3.00% for the nine months ended September 30, 2004 as compared to 2.58% for the nine months ended September 30, 2003.

The increase in the net interest margin for both periods in 2004 was primarily the result of investing the $404.8 million of capital received from the stock offering (the capital bears no interest). The increase in the dollar amount of interest earning assets was also the result of the investment of the capital received from the Company’s stock offering. Most of the capital received was invested in mortgage-related securities. Going forward, for the fourth quarter of 2004, the income received from investment of that capital is expected to add to interest income as compared to the fourth quarter of 2003; however, the increase to interest income will be less in the fourth quarter of 2004 as compared to the first three quarters of 2004 because the comparable fourth quarter period of 2003 reflected the investment of the additional stock proceeds in November and December of 2003. In fiscal 2005, as a result of the investment of the proceeds of our offering in 2003, comparisons between 2004 and 2005 periods will be similar.

Total Interest Income. Total interest income increased $3.0 million, or 8.7% to $36.8 million in the third quarter of 2004 as compared to $33.8 million for the third quarter of 2003 and an increase of $3.6 million, or 3.4%, to $109.7 million for the nine months ended September 30, 2004 as compared to $106.1 million for the same period in 2003. The increase in the third quarter and the first nine months of 2004 was primarily the result of the increased dollar amount of mortgage-related securities.

Interest income on loans decreased $1.1 million, or 4.2%, to $24.4 million in the third quarter of 2004 as compared to $25.5 million for the third quarter of 2003 and a decrease of $8.1 million, or 10.1%, to $72.0 million for the first nine months of 2004 as compared to $80.1 million for the same period in 2003. The decreases for both periods were the result of decreased average yield on the loan portfolio partially offset by an increase in the average dollar amount of the loan portfolio outstanding. Although loan originations were at high levels throughout 2003, most of the originations were fixed rate mortgage loans which we sold to the secondary market. These loan sales decreased the dollar amount of the portfolio outstanding. However, as market interest rates increased, fixed rate mortgage loan originations, and subsequent sales, decreased and adjustable rate mortgage loan originations increased. Adjustable rate mortgage loans are retained in the portfolio and not sold. In the first nine months of 2004 the loan portfolio increased $118.8 million.

Interest income on investments decreased $170,000 for the third quarter of 2004 and $619,000 for the first nine months of 2004 as compared to the same periods in 2003, respectively. The decreases were the result of a decrease in the yield earned on the investment securities and average dollars outstanding. As investment securities matured, the proceeds were primarily reinvested into mortgage-related securities or reinvested into another investment security. However, these reinvestments into new investment securities were generally at interest rates that were at or below the existing yield on the portfolio in spite of the current rising interest rate environment.

Interest income on mortgage-related securities increased $4.9 million, or 76.9%, in the third quarter of 2004 and increased $14.0 million, or 68.2%, in the first nine months of 2004 as compared to the same periods in 2003, respectively, as a result of the increase in the dollar amount of mortgage-related securities outstanding. This increase in the dollar amount outstanding was primarily the result of investing $404.8 million of capital received in our conversion to a fully shareholder owned company in October 2003.

Interest income on interest-earning deposits decreased $737,000 for the three months ended September 30, 2004 and decreased $1.7 million for the nine months ended September 30, 2004 as a result of a decrease in the dollar amount in interest-earning deposits. The decrease in the average dollars outstanding was primarily the result of investing the short-term funds into short- to medium-term mortgage-related securities.

Interest Expense. Total interest expense decreased $2.6 million, or 15.1% in the third quarter of 2004, as compared to the third quarter of 2003, and $10.2 million, or 19.1%, in the first nine months of 2004 as compared to that period in 2003. These decreases were primarily the result of a decrease in the rates paid on deposits and the decreased average deposits outstanding.

Interest expense on deposits decreased $2.1 million in the third quarter of 2004 and $8.4 million for the first nine months of 2004 as compared to the same periods in 2003, respectively, as a result of a decrease in the cost of deposits and a decrease in the average deposits. As a result of our strong capital position and current alternatives for its deployment, we reduced the interest rates offered on some of our time deposit products to decrease our cost of deposits.

Interest expense on borrowings decreased $486,000 for the three months ended September 30, 2004 and $1.8 million for the nine months ended September 30, 2004 as a result of a decrease in the cost of borrowings. We primarily borrow from the Federal Home Loan Bank (“FHLB”) of Chicago and most of those borrowings have fixed terms and interest rates. Borrowings at September 30, 2004, were $116.8 million higher than at December 31, 2003, primarily as a result of overnight borrowings. These overnight borrowings were necessitated as a result of utilizing our overnight funds to fund loan originations and the decrease in deposits.

In addition, a $100.0 million FHLB borrowing (with an interest rate of 5.62%) maturing in November of 2004 and a $100.0 million FHLB borrowing (with an interest rate of 5.77%) maturing in December of 2004, were refinanced in September of 2004 for another FHLB borrowing at 2.75%. The new borrowing has a two year maturity. As a result of prepaying the $200.0 million of FHLB borrowings, we paid a $1.7 million prepayment penalty. The prepayment of the FHLB borrowings was done as a result of management anticipating a rise in interest rates at the time the original FHLB borrowings matured and its desire to lock in relatively lower interest rates, which should favorably affect related interest expense going forward.

Provisions for Loan Losses. Provisions for loan losses were $267,000 for the third quarter of 2004 and $1.1 million for the first nine months of 2004 as compared to no provisions for the third quarter of 2003 and $367,000 for the first nine months of 2003. The increases in both periods in the provision for loan losses was primarily the result of the $800,000 charge-off for a commercial loan that was reclassified to foreclosed properties and subsequently liquidated and loan portfolio growth. This charge-off, which was the result of adverse developments affecting the borrower, necessitated the increase in the provisions for loan losses. The total allowance for loan losses at September 30, 2004 was $13.9 million, or 151.9%, of non-performing loans compared to $13.8 million, or 132.8% of non-performing loans at December 31, 2003. The loan loss allowance to total loans was 0.76% at September 30, 2004 as compared to 0.80% at December 31, 2003.

Noninterest Income. Total noninterest income decreased $2.3 million in the third quarter of 2004 and $3.6 million for the first nine months of 2004 primarily as a result of decreased gains on the sales of loans and a loss on the retirement of debt partially offset by gains on the sale of real estate, increases in brokerage and insurance commissions and other income and, for the nine month period, a gain on sale of securities.

Service charges on deposits decreased for the third quarter and the nine months ended September 30, 2004 primarily as a result of the decreased number of deposit accounts and customer utilization of on-line banking and check cards. On-line banking and real time check cards purchase authorizations have allowed customers to manage their accounts better and hence reduced service charge fees.

Brokerage and insurance commissions increased $106,000 for the three months ended September 30, 2004 and $306,000 for the nine months ended September 30, 2004 primarily as a result of increased securities and tax deferred annuity sales.

In the third quarter of 2004, loan related fees and servicing revenues were decreased by the normal amortization of originated mortgage servicing rights (“OMSRs”). However in the first nine months of 2004, servicing revenues were also significantly impacted by the reduction in the amortization of mortgage servicing rights. The amortization of mortgage servicing rights in the third quarter of 2004 was $362,000 and $1.3 million for the nine months ended September 30, 2004 as compared to $13,000 in the third quarter of 2003 and $2.0 million for the nine months ended September 30, 2003. The decreased amortization was the result of reduced prepayments to loans with mortgage servicing rights.

In the nine months ended September 30, 2004, we sold equity securities which resulted in a gain of $537,000.

Gains on the sales of loans decreased $2.5 million in the third quarter of 2004 as compared to the third quarter of 2003 and $5.2 million for the first nine months of 2004 as compared to the same period in 2003 as a result of decreased dollar amount of loans sold. We sold $21.8 million of loans in the third quarter of 2004 as compared to $153.4 million in the third quarter of 2003 and $92.1 million in the first nine months of 2004 as compared to $432.7 million in the first nine months of 2003. “See Comparison of Financial Condition - Loans Receivable.” Gains on the sales of loans are primarily dependent on the dollar amount of fixed rate mortgage loan originations and the sale of those loans. If interest rates remain flat or increase, these gains likely will be reduced in future periods.

In the third quarter of 2004, we sold one-half of our interest in approximately 300 acres of owned real estate to an unrelated third party for a $2.0 million gain. We simultaneously established a partnership, in which we maintain a 50% interest, to develop that land. It is anticipated that the development of the real estate into a residential subdivision and subsequent sale of the developed lots will be a two-to-four year project.

Other noninterest income increased $592,000 in the third quarter of 2004 primarily as a result of an increase in income recognition in accordance with FASB #133.

Noninterest Expense. Total noninterest expense increased $979,000 in the third quarter of 2004 and $3.0 million for the nine months ended September 30, 2004 primarily as a result of increased compensation expense from the decreased deferral of loan origination costs and the issuance of 955,000 restricted shares on May 3, 2004, pursuant to the 2004 Stock Incentive Plan, which was approved by shareholders.

Compensation, payroll taxes and other employee benefit expense increased $1.1 million in the third quarter of 2004 and $3.0 million for the nine months ended September 30, 2004 primarily as a result of a decreased deferral of loan origination costs and increased expense from the issuance of restricted shares in May 2004.

Occupancy and equipment expense increased $137,000 in the third quarter of 2004 and $138,000 for the first nine months of 2004 as compared to the same periods in 2003 primarily as a result of a write-off of a portion of one of our recently remodeled offices.

Other expenses decreased $257,000 for the third quarter of 2004 and $167,000 for the first nine months ended September 30, 2004 as compared to the same periods in 2003. Marketing expense which is part of other expenses in the third quarter of 2004 decreased primarily as a result of the non-recurring nature of expenses associated with the merger of our two subsidiary banks in March 2003. In addition, in the third quarter of 2004, we experienced a decrease of $80,000 in real estate owned operations as a result of the disposal of real estate owned late in the second quarter and early third quarter of 2004.

Income Taxes. The effective tax rate for the third quarter of 2004 was 35.4% as compared to 32.7% for the same period in 2003 and 34.7% for the nine months ended September 30, 2004 as compared to 34.5% for the nine months ended September 30, 2003.

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

The Company has engaged in discussions with the Department and has advised the Department that it wishes to receive and consider a settlement proposal from the Department. In particular, the Company asked the Department to consider some specific factors which the Company believes may distinguish it from many other institutions. However, the Company has not yet received a specific proposal nor has an assessment been made against the Company or its subsidiaries. The Company believes that it will need more specific detail than was included in the Department’s July letter to quantify in any definitive way the Department’s view of its exposure, either for past periods or with respect to operations going forward, and to evaluate the Company’s alternatives.

Depending upon the terms, the resolution of these matters could result in a substantial negative impact on the earnings of Bank Mutual Corporation. The Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof, therefore, it has not accrued for possible additional payments. We also may incur further costs in the future to address these issues.

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

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first nine months of 2004, loan prepayments were significantly reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

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

Cash and cash equivalents decreased $53.6 million during the first nine months of 2004. Investing activities utilized $114.4 million of cash, primarily as a result of the purchases of investment securities and mortgage-related securities and an increase in loans receivable. These uses were partially offset by principal repayments on mortgage-related securities and on investment securities that matured. Cash provided by financing activities of $42.7 million resulted primarily from a decrease in deposits, an increase in short term borrowings, and repayments of long-term borrowings. Net cash provided by operating activities of $18.1 million consisted primarily of net income, amortization of cost of stock benefit plans and an increase in other liabilities partially offset by an increase in other assets.

At September 30, 2004, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At September 30, 2004, the Bank had a total risk-based capital ratio of 29.8% and a leverage ratio of 14.78%. See Notes to Unaudited Consolidated Financial Statements – “Note 8 - Shareholders’ Equity.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents, as of September 30, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Deposits without a stated maturity	$842,561	$—	$—	$—	$842,561
Certificates of deposits	560,966	470,621	105,275	—	1,136,862
Borrowed funds (a)	144,000	225,954	1,025	45,303	416,282
Operating leases	1,104	1,682	1,204	575	4,565
Purchase obligations	2,160	4,320	3,420	—	9,900
Deferred retirement plans and deferred compensation plans	221	404	286	7,207	8,118

(a)	Excludes interest to be paid in the periods indicated.

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

The following table details the amounts and expected maturities of significant commitments as of September 30, 2004.

	Payments Due In
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$1,239	$—	$—	$—	$1,239
Residential real estate	56,800	—	—	—	56,800
Revolving home equity and credit card lines	151,146	—	—	—	151,146
Standby letters of credit	1,906	1,687	—	—	3,593
Commercial letters of credit	26,791	—	—	—	26,791
Unused commercial lines of credit	24,586	—	—	—	24,586
Net commitments to sell mortgage loans	12,746	—	—	—	12,746

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

At September 30, 2004, based on the assumptions below, our interest-earning assets maturing or repricing within one year exceeded our interest-bearing liabilities maturing or repricing within the same period by $10.0 million. This represents a positive cumulative one-year interest rate sensitivity gap of 0.32%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 100.9%. The cumulative gap ratio was significantly affected by $200.0 million of FHLB borrowings which was refinanced to September of 2006 since that refinancing had the affect of extending those borrowings.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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

	At September 30, 2004
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$30,452	$72,885	$164,360	$92,153	$183,003	$542,853
Adjustable	123,960	227,741	322,939	86,966	—	761,606
Consumer loans	108,719	137,136	151,153	49,009	29,036	475,053
Commercial business loans	26,928	11,872	25,447	5,465	908	70,620
Interest-earning deposits	6,458	—	—	—	—	6,458
Investment securities	47,951	3,749	14,720	—	—	66,420
Mortgage-related securities:
Fixed	90,182	229,485	409,336	191,664	114,579	1,035,246
Adjustable	20,590	—	—	—	—	20,590
Other interest-earning assets	37,151	—	—	—	—	37,151

Total interest-earning assets	492,391	682,868	1,087,955	425,257	327,526	3,015,997

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	1,544	4,499	11,068	9,838	78,622	105,571
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	2,268	6,607	16,256	14,448	115,477	155,056
Savings accounts	8,422	16,655	37,745	30,006	162,696	255,524
Money market accounts	326,270	—	—	—	—	326,270
Time deposits	244,158	363,828	421,940	105,083	—	1,135,009
Advance payments by borrowers for taxes and insurance	28,665	—	—	—	—	28,665
Borrowings	144,068	18,250	209,252	2,536	42,188	416,294

Total interest-bearing and noninterest-bearing liabilities	755,395	409,839	696,261	161,911	398,983	2,422,389

Interest rate sensitivity gap	$(263,004)	$273,029	$391,694	$263,346	$(71,457)	$593,608

Cumulative interest rate sensitivity gap	$(263,004)	$10,025	$401,719	$665,065	$593,608

Cumulative interest rate sensitivity gap as a percentage of total assets	(8.28)%	0.32%	12.65%	20.95%	18.70%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	65.18%	100.86%	121.58%	132.87%	124.51%

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2004. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

	Present Value of Equity			Present Value of Equity as a Percent of Present Value of Assets
Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
+300	$626,414	$(218,350)	(25.8)%	21.26%	(18.6)%
+200	701,508	(143,256)	(17.0)	23.07	(11.7)
+100	779,722	(65,042)	(7.7)	24.81	(5.1)
0	844,764	0	0.0	26.13	0.0
-100	868,305	23,541	2.8	26.43	1.1
-200	857,148	12,384	1.5	25.81	(1.2)
-300	820,545	(24,219)	(2.9)	24.60	(5.8)

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

The following table provides the specified information about the repurchases of shares by the Company during the third quarter of 2004.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2004	1,307	$10.79	—	—
August 1 – August 31, 2004	—	—	—	—
September 1 – September 30, 2004	—	—	—	—

Total	1,307	$10.79	—	—

No open market or private cash purchases of Company shares were made during the quarter. The shares indicated were existing owned Company shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with their exercise of stock options under the Company’s 2001 Stock Incentive Plan. The “price” indicates the deemed value of those shares under the 2001 Plan.

The foregoing table does not reflect shares that may be purchased in the future under the Company’s stock repurchase program that was announced on November 1, 2004.

Item 5.	Other Information.

On September 13, 2004, the Company refinanced $200.0 million of borrowings with the Federal Home Loan Bank of Chicago (“FHLB”) by simultaneously repaying existing indebtedness in that amount and entering into an agreement for new borrowings. In connection with that transaction, the Company paid an early payment fee of $1.7 million. The new indebtedness expires in September 2006, and bears interest at a fixed rate of 2.75%.

On October 14 and October 15, 2004, the Company borrowed an additional $100.0 million on each date (for a total of $200.0 million) from the FHLB. These new borrowings are due two years from the date of the borrowing and bears interest at a fixed rate of 2.75% and 2.78%, respectively. Proceeds of this borrowing were initially invested in mortgage-backed securities.

In both cases, these borrowings were made in the ordinary course of the Company’s financial institution business on terms made generally available by the FHLB to its member institutions. The borrowings were not accompanied by covenants or other restrictions which the Company believes materially affect it business or operations, or the rights of its shareholders. As a financial institution, the Company frequently adjusts financing sources and it also takes advantage of availability of funds when the Company believes it can employ them profitably and/or advantageously replace other sources of financing.

Since these borrowings were made in the ordinary course of the financial institution business and given their character, the Company does not believe these borrowings constitute material definitive agreements not made in the ordinary course of the business of a registrant, nor does the Company believe that these financings should be deemed to create direct financial obligations that are material to the registrant. However, to address any ambiguity, the Company chooses to specifically disclose these matters under this Item even though it does not believe that a Report on Form 8-K would have been due with respect to these matters, nor would one necessarily be required in the future in the case of similar events.

Item 6.	Exhibits

(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)

Date: November 5, 2004	/s/ MICHAEL T. CROWLEY, JR.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: November 5, 2004	/s/ RICK B. COLBERG
Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended September 30, 2004

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