Form 10-K
period 2004-12-31
BANK MUTUAL CORP
filed 2005-03-11
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M  1 0 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).

Yes ☑   No ☐

As of February 28, 2005, 68,964,713 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $10.90 last sale price quotation on The Nasdaq Stock Market® on June 30, 2004, the end of our second fiscal quarter) held by non-affiliates (excluding shares reported as beneficially owned by directors and executive officers and unallocated shares of the Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $694.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated

Proxy Statement for Annual Meeting of
Shareholders on May 2, 2005	Part III

BANK MUTUAL CORPORATION

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2004

Part 1

Item 1. Business

General

From November 1, 2000 until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank, into mutual holding company form. Until October 29, 2003, Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which Mutual Savings Bank’s depositors held all of the voting and membership rights, owned a majority of Bank Mutual Corporation’s outstanding common stock.

On November 1, 2000, Bank Mutual Corporation acquired First Northern Capital Corp., the parent of First Northern Savings Bank. On March 16, 2003, Mutual Savings Bank and First Northern Savings Bank combined to form a single OTS chartered savings bank subsidiary of Bank Mutual Corporation named “Bank Mutual” (“Bank Mutual” or the “Bank”).

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

The Bank is a community oriented financial institution, which emphasizes traditional financial services to individuals and businesses within our market areas. Our principal business is originating mortgage loans, consumer loans, commercial real estate loans, and commercial business loans and attracting retail deposits from the general public. We also invest in various mortgage-related securities and investment securities. The principal lending is on one-to four-family, owner-occupied homes, home equity loans and lines of credit, automobile loans, multi-family and commercial real estate loans, and commercial business loans.

The Bank’s revenues are derived principally from interest on our loans and mortgage-related securities, interest and dividends on our investment securities, and noninterest income (including loan servicing fees, deposit servicing fees, gains on sales of loans and commissions on insurance, security and annuity sales). Our primary sources of funds are deposits, borrowings, scheduled amortization and prepayments of loan principal and mortgage-related securities, and maturities of investment securities and funds provided by operations.

The Company maintains a website at bankmutualcorp.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access those reports by following the links under “Financial Reports” at the Company’s website.

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

Market Area

At February 25, 2005, the Bank has 70 banking offices located in 28 counties in Wisconsin, in addition to a Minnesota bank office. At June 30, 2004, The Bank had approximately a 2.32% share of all Wisconsin bank, savings bank, and savings association deposits. Counties in which the Bank operates include 67% of the population of the state. The Bank is the fourth largest financial institution holding company headquartered in the state of Wisconsin, based on asset size.

The largest concentration of our offices is in the Milwaukee metropolitan area, which includes Milwaukee, Waukesha, Racine, Ozaukee, and Washington counties. There are 19 offices in this area, and we are opening a 20th office in spring 2005. The Milwaukee metro area is the largest population and commercial base in Wisconsin, representing approximately 28% of Wisconsin’s population. The Milwaukee area has traditionally had an extensive manufacturing economic base, which is diversifying into service and technology based businesses.

We have four offices in the Madison area. Madison is the state capital of Wisconsin and is the second largest metropolitan area in Wisconsin representing approximately 8% of the state’s population. Our eight other south central and southeastern Wisconsin offices are located in smaller cities that have economic concentrations ranging from manufacturing to agriculture.

We operate 21 banking offices in nine northeastern counties that make up approximately 16% of the state’s population including the city of Green Bay. The greater Green Bay area has an economic base of paper and other manufacturing, health care, insurance and gaming, and is diversifying into technology based businesses. Two of our offices in this region are near the Michigan border; we are also developing customers in northern Michigan.

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

Competition

We face significant competition in making loans and attracting deposits. Wisconsin has many banks, savings banks, and savings and loan associations, which offer the same types of banking products as the Company. Wisconsin also has an extensive tax-exempt credit union industry, whose expanded powers have resulted in increased competition to financial institutions.

Many of our competitors have greater resources than we do. Similarly, many competitors offer services that we do not provide. For example, the Bank does not provide trust or money management services. However, the Bank’s subsidiary, Lake Financial and Insurance Services, Inc. offers mutual funds and engages in the sale of tax deferred annuities, credit life and disability insurance, and property and casualty insurance and brokerage services. In addition, the banking business in the Milwaukee area, our largest market, tends to be dominated by the two largest commercial banks in the state, which together held 51.44% of the Milwaukee area’s deposits at June 30, 2004.

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

At December 31, 2004, our total loans receivable was $1.9 billion, of which $1.4 billion, or 71.9%, consisted of one to four family ($903.5 million or 46.3%) and other mortgage loans ($498.7 million or 25.6%). The remainder of our loans at December 31, 2004, amounting to $547.4 million, or 28.1% of total loans, consisted of consumer loans ($477.3 million or 24.5%) and commercial business loans ($70.2 million or 3.6%).

We originate adjustable rate mortgage (“ARM”) loans primarily for our own portfolio. We also originate fixed rate mortgage loans with terms of 10 to 30 years. Most of the 20 year and longer fixed rate mortgage loans are immediately sold into the secondary market. At times, we may also sell 15 year fixed rate mortgage loans depending on the percentage of fixed interest rate loans in our portfolio and our tolerance for fixed interest rates in view of the interest rate environment we are anticipating. We sold approximately $5.8 million of our 15 year fixed rate mortgage loan originations in 2004.

The loans that we originate and purchase are subject to federal and state laws and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the cost and supply of money available for lending purposes and the interest rates offered by our competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,

	2004		2003		2002		2001		2000

		Percent		Percent		Percent		Percent		Percent
		Of		Of		Of		Of		Of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Mortgage loans:
One- to four-family	$903,498	46.34%	$793,247	44.69%	$827,648	47.37%	$992,126	52.46%	$1,207,912	59.56%
Multi-family	161,641	8.29	124,494	7.01	112,189	6.42	131,925	6.97	105,925	5.22
Commercial real estate	195,708	10.04	209,293	11.79	186,960	10.70	165,556	8.75	118,636	5.85
Construction and development	141,394	7.25	122,436	6.90	127,174	7.28	125,611	6.64	94,235	4.65

Total mortgage loans	1,402,241	71.92	1,249,470	70.39	1,253,971	71.77	1,415,218	74.82	1,526,708	75.28

Consumer loans:
Fixed-term equity	266,635	13.67	252,550	14.22	234,049	13.40	200,500	10.61	193,394	9.54
Home equity lines of credit	88,444	4.54	78,567	4.43	77,697	4.45	76,472	4.04	80,447	3.97
Student	20,519	1.05	20,546	1.16	22,636	1.30	25,410	1.34	27,076	1.34
Home improvement	24,293	1.25	12,605	0.71	6,993	0.40	9,439	0.50	12,778	0.63
Automobile	61,469	3.15	67,630	3.81	68,140	3.90	77,621	4.10	99,844	4.92
Other	15,911	0.82	18,623	1.05	22,434	1.28	25,886	1.37	27,827	1.37

Total consumer loans	477,271	24.48	450,521	25.38	431,949	24.73	415,328	21.96	441,366	21.77

Commercial business loans	70,170	3.60	75,022	4.23	61,060	3.50	60,932	3.22	59,844	2.95

Total loans receivable	1,949,682	100.00%	1,775,013	100.00%	1,746,980	100.00%	1,891,748	100.00%	2,027,918	100.00%

Less:
Undisbursed loan proceeds	60,653		47,743		46,048		44,467		37,490
Allowance for loan losses	13,923		13,771		12,743		12,245		12,238
Deferred fees and discounts	(779)		1,221		2,527		3,611		5,554

Total loans receivable, net	$1,875,885		$1,712,278		$1,685,662		$1,831,155		$1,972,636

At December 31, 2004, our one- to four-family first mortgage loans were pledged as collateral under a blanket pledge to the Federal Home Loan Bank (“FHLB”) of Chicago. As of December 31, 2004, there were no other significant concentrations of loans such as loans to a number of borrowers engaged in similar activities. The Company’s mortgage loans, fixed equity, home equity lines of credit and home improvement loans are primarily secured by properties housing one- to four-families which are generally located in our local lending areas in Wisconsin.

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2004. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2004
			Commercial
	Mortgage Loans	Consumer Loans	Business Loans	Total
	(In thousands)
Amounts Due:
Within one year	$54,988	$38,341	$26,653	$119,982
After one year
One to two years	79,333	29,305	16,560	125,198
Two to three years	37,258	34,138	11,570	82,966
Three to five years	52,058	46,862	9,420	108,340
Five to ten years	129,476	256,015	4,995	390,486
Ten to twenty years	492,343	72,101	972	565,416
Over twenty years	556,785	509	—	557,294

Total due after one year	1,347,253	438,930	43,517	1,829,700

Total loans receivable	$1,402,241	$477,271	$70,170	1,949,682

Less:
Undisbursed loan proceeds				60,653
Allowance for loan losses				13,923
Deferred loan fees				(779)

Net loans receivable				$1,875,885

The following table presents, as of December 31, 2004, the dollar amount of all loans due after December 31, 2005, and whether these loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2005
	Fixed	Adjustable	Total

		(In thousands)
Mortgage loans	$513,564	$833,689	$1,347,253
Consumer loans	299,857	139,073	438,930
Commercial business loans	34,057	9,460	43,517

Total loans due after one year	$847,478	$982,222	$1,829,700

     The following table presents a summary of our lending activity.

	For the year ended December 31,
	2004	2003	2002

	(In thousands)
Balance outstanding at beginning of period	$1,779,069	$1,793,951	$1,923,799
Originations:
Mortgage loans	479,814	899,766	752,771
Consumer loans	268,521	301,665	293,320
Commercial business loans	41,018	49,646	27,141

	789,353	1,251,077	1,073,232

Purchases:
One-to four-family mortgage loans	148,951	41,214	4,042

Less:
Principal payments and repayments:
Mortgage loans	349,951	525,853	533,407
Consumer loans	241,771	283,093	276,699
Commercial business loans	45,395	35,684	27,013

Total principal payments	637,117	844,687	837,119

Transfers to foreclosed properties, real estate owned and repossessed assets	5,045	1,461	1,406

Loan sales:
Mortgage loans	120,067	461,082	368,597
Commercial loans	475	—	—

Total loan sales	120,542	461,082	368,597

Total loans receivable and loans held for sale	$1,954,669	$1,779,069	$1,793,951

Residential Mortgage Lending. Our primary lending activity has been the origination and purchases of first mortgage loans secured by one- to four-family properties, within our primary lending area. Most of these loans are owner-occupied; however, we do originate first mortgage loans on second homes, seasonal homes, and investment properties. In addition to our loan originations, we have purchased one- to four-family first mortgage loans of $149.0 million in 2004, $41.2 million in 2003, and $4.0 million in 2002. We review each purchased loan for compliance with our underwriting standards, and generally only invest in loans which are located in the midwestern United States.

We offer conventional fixed rate mortgage loans and ARM loans with maturity dates up to 30 years. Residential mortgage loans generally are underwritten to Federal National Mortgage Association (“Fannie Mae”) standards. All ARM mortgage loans and some fixed rate mortgage loans with maturities of up to 20 years are held in our portfolio. Fixed rate mortgage loans with maturities greater than 15 years typically are sold without recourse, servicing retained, into the secondary market. As a result of market competition, during the past few years, we have generally not charged loan origination fees. The interest rates charged on mortgage loan originations at any given date will vary, depending upon conditions in the local and secondary markets.

We also originate “jumbo single family mortgage loans” in excess of the Fannie Mae maximum loan amount, which was $333,700 for single family homes in 2004. Effective for 2005, the maximum loan amount increased to $359,650. Fannie Mae has higher limits for two-, three- and four-family homes. Fixed rate jumbo mortgage loans generally are sold servicing released without recourse to secondary market purchasers of such loans. ARM jumbo mortgage loans are underwritten in accordance with our underwriting guidelines and are retained in our loan portfolio. All jumbo mortgage loans originated in 2004 were ARMs.

Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups, other referral sources, and residents of the local communities located in our primary market area through our loan origination staff. We also advertise our mortgage loan products through local newspapers, periodicals, internal customer communications and our website.

In addition to offering loans that conform to underwriting standards that are based on standards specified by Fannie Mae (“conforming loans”), we also originate a limited amount of non-conforming loans, due to size or underwriting considerations, for our own portfolio or for sale. Loans may be fixed rate one- to four-family mortgage loans or adjustable rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2004 was $135,965, and in 2003 and 2002 was approximately $113,723 and $114,000, respectively. We are an approved seller/servicer for Fannie Mae, Freddie Mac, the FHLB of Chicago’s Mortgage Partnership Finance Program, Wisconsin Housing and Economic Development Authority (“WHEDA”) and Wisconsin Department of Veterans Affairs (“WDVA”).

The focus of our residential mortgage loan portfolio is the origination of 30 year ARM loans with interest rates adjustable in one, two, three, or five years. ARM loans typically are adjusted by a maximum of 200 basis points per adjustment period. The adjustments are usually annual, after the initial interest rate lock period. Prior to the merger of the subsidiary banks, there was a lifetime cap of 6% above the origination rate for First Northern Savings Bank and a lifetime interest rate cap of 12.9% for Mutual Savings Bank. Since March 2003, the Bank is originating ARM loans with a lifetime cap of 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. We do not offer ARM loans which provide for negative amortization. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and our yield requirements. We currently utilize the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant treasury maturity index”) as the index to determine the interest rate payable upon the adjustment date of our ARM loans. Some of the ARM loans are granted with conversion options which provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term (normally in the first five years) of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing us to sell the loan into the secondary market upon conversion.

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

In addition to conventional fixed rate and ARM loans, we are authorized to originate mortgages utilizing various government programs, primarily the Guaranteed Rural Housing Program. We also participate in two state-sponsored mortgage programs operated by WHEDA and WDVA. We originate these state-sponsored loans as an agent and assign them to the agency immediately after closing. Servicing is retained by us on both WHEDA and WDVA loans.

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

Normally, an appraisal of the real estate to secure the loan is required, which must be performed by a certified appraiser approved by the board of directors; however, we utilize a streamline process on certain existing mortgage loans which will be refinanced. On such loans we do not require an appraisal and in essence the only items that are modified are the rate and term. A title insurance policy is required on all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest (except on a few interest only mortgage loans) as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers also generally are required to escrow in advance for real estate taxes. We make disbursements for these items from the escrow account as the obligations become due.

Our Underwriting Department reviews all pertinent information prior to making a credit decision to approve or deny an application. All recommendations to deny are reviewed by a designated senior officer of the Bank, in addition to the Underwriting Department, prior to the final disposition of the loan application. Our lending policies generally limit the maximum loan-to-value ratio on one- to four-family mortgage loans secured by owner-occupied properties to 100% of the lesser of the appraised value or purchase price of the property. Loans above 80% loan-to-value ratios are subject to the availability of private mortgage insurance. Coverage is required to reduce our exposure to less than 80% of value.

Our originations of residential mortgage loans amounted to $326.8 million in 2004, $790.7 million in 2003, and $695.0 million in 2002. A number of our mortgage loan originations have been the result of refinancing of our existing loans due to the relatively low interest rate levels over the past three years. Total refinancings of our existing mortgage loans were as follows:

		Percentage of
		mortgage loan
	Amount	originations
Period	(Dollars in millions)
Year ended December 31, 2004	$121.8	37.0%
Year ended December 31, 2003	381.1	53.1
Year ended December 31, 2002	278.6	40.1

In addition to our standard mortgage products, we have developed mortgage programs designed to specifically address the credit needs of low- to moderate-income home mortgage applicants and first-time home buyers. Among the features of the low- to moderate-income home mortgage and first-time home buyer’s programs are lower down payments, no mortgage insurance, and generally less restrictive requirements for qualification compared to our traditional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 97% loan-to-value ratios without private mortgage insurance.

Consumer Loans. We have been expanding our consumer loan originations because higher yields can be obtained, there is strong consumer demand for such products, and we have experienced relatively low delinquency and few losses on such products. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2004, $477.3 million, or 24.5%, of our gross loan portfolio was in consumer loans. Consumer loan products offered within our market areas include home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, marine loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans and also to a lesser extent, unsecured consumer loans through the Visa credit card programs (offered through Elan Financial Services) and federally guaranteed student loans.

Our focus in consumer lending has been the origination of home equity loans, home improvement loans, home equity lines of credit and automobile loans. At December 31, 2004, we had $440.8 million or 92.4% of the consumer loan portfolio in such loans. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit rating, verification of the value of the equity in the home and verification of the borrower’s income. The loan-to-value ratio and the total debt-to-income ratio are two of the determining factors in the underwriting process. Home equity loan and home improvement loan originations are developed through the use of direct mail, cross-sales to existing customers, radio advertisement, and advertisements in local newspapers.

We make indirect automobile, boat and recreational vehicle loans through applications taken by selected dealers on application forms approved by us. The applications are delivered to Savings Financial Corporation (“SFC”), a 50% owned subsidiary of the Bank, for underwriting. If an application is approved, money is funded to the dealer and the loan becomes a part of the SFC portfolio. The SFC paper is then sold to either of the parent companies of SFC or to the Bank’s subsidiary First Northern Investments Inc.

We originate both fixed rate and variable rate home equity loans and home improvement loans with combined loan-to-value ratios to 100%. Pricing on fixed rate home equity and home improvement loans is reviewed by management, and generally terms are in the three to fifteen year range in order to minimize interest rate risk. During 2004, we originated $121.4 million of fixed rate home equity or home improvement loans; these loans carry a weighted average written term of approximately 9.8 years and a fixed rate ranging from 3.99% to 9.99%. During 2003 we originated approximately $163.3 million of fixed rate home equity or home improvement loans, carrying a weighted average written term of approximately 9.8 years and a fixed rate ranging from 3.25% to 10.25%. We also offer adjustable rate home equity and home improvement loans. At December 31, 2004, $37.6 million or 12.9% of our fixed term home equity and home improvement loan portfolio carried an adjustable rate. The adjustable rate loans have an initial fixed rate for one to three years then adjust annually or monthly depending upon the offering, with terms of up to twenty years.

Our home equity credit line loans, which totaled $88.4 million, or 18.5% of total consumer loans at December 31, 2004, are adjustable rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences primarily located in the state of Wisconsin. Current interest rates on home equity credit lines are tied to the prime rate, adjust monthly after an initial interest rate lock period, and range from prime rate to 300 basis points over the prime rate, depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require a minimum monthly payment of interest only with a minimum payment of $50 and on home equity line of credit loans with loan-to-value of 90% or greater require a minimum payment of $50 or 1 1/2% of the month end balance. An annual fee is charged on home equity lines of credit.

At December 31, 2004, student loans amounted to $20.5 million, or 4.3% of our consumer loan portfolio. These loans are serviced by Great Lakes Higher Education Servicing Corporation.

Multi-family and Commercial Real Estate Loans. At December 31, 2004, our multi-family and commercial real estate loan portfolio was $357.3 million or 18.3% of our total loans receivable. The multi-family and commercial real estate loan portfolios consist of fixed rate, ARM and balloon loans originated at prevailing market rates. This portfolio generally consists of loans secured by apartment buildings, office buildings, warehouses, industrial buildings and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Balloon loans generally are amortized on a 15 to 30 year basis with a typical loan term of 3 to 10 years.

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

At December 31, 2004, the largest outstanding loan on a multi-family property was $14.2 million on a 113 unit apartment project (including 12,000 feet of retail space) located in Madison, Wisconsin. At the same date, the largest outstanding loan on a commercial real estate property was $6.7 million on a retail building located in Kenosha, Wisconsin. At December 31, 2004, these loans were current and performing in accordance with their terms. These loans are substantially below the legal lending limit to a single borrower, which was approximately $77.9 million at December 31, 2004.

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

Construction and Development Loans. At December 31, 2004, our construction and development mortgage loan portfolio was $141.4 million, or 7.3% of our total loans receivable. At that date, commercial real estate loans were $94.3 million or 66.7% and multi-family mortgage loans were $47.1 million or 33.3% of the total construction and development loans. As a general matter, construction and development loans convert to permanent loans on our books. These types of credits carry special repayment risk because if a borrower defaults the construction project needs to be completed before the full value of the collateral can be realized.

Commercial Business Loans. At December 31, 2004, our commercial business loan portfolio consisted of loans totaling $70.2 million or 3.6% of our total loans receivable. The commercial loan portfolio consists of loans to businesses for equipment purchases, working capital lines of credit, debt refinancing, SBA loans and domestic stand-by letters of credit. Typically, these loans are secured by business assets and personal guarantees. We offer variable, adjustable and fixed rate loans. Approximately 29.1% of the commercial business loans have an interest rate adjusted monthly or immediately, with the majority based on the prevailing prime rate. We also have commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various indexes. Fixed rate loans are priced at either a margin over the yield on US Treasury issues with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period and line-of-credit commercial business loans generally have a term of one year, at which point they mature. All borrowers having an exposure to the Bank of $500,000 or more are reviewed annually. The largest commercial business loan at December 31, 2004 had an outstanding balance of $25.5 million and was secured by equipment and chattel paper.

Loan Approval Authority

For one- to four-family residential loans intended for sale into the secondary market, the underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae “Desktop Underwriter” automated underwriting system up to the Fannie Mae conforming loan limits loan limits ($359,650 for a single family residential units; higher limits for two-, three-, and four-family units). For one- to eight-family residential loans intended to be held in the Bank’s portfolio, the underwriters are authorized to approve loans processed through the Fannie Mae “Desktop Underwriter” automated underwriting system up to $359,650, provided the loan-to-value is 80% or less and the loan meets other specific underwriting criteria. All portfolio loans in excess of $359,650, with a loan-to-value greater than 80%, or failing to meet other specific underwriting criteria must be approved by a senior officer.

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

Individual lenders and senior officers in the investment real estate department have lending authority of $250,000 for multi-family and commercial loan proposals for both existing and proposed construction of investment real estate properties. Two senior officers together have lending authority of $500,000 for investment real estate loans. All investment real estate loans over $500,000 require approval of the executive committee of the board of directors.

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

When contact is made with the borrower, we attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. All properties are inspected prior to foreclosure approval. Most borrowers pay before the deadline given and it is not necessary to start a foreclosure action. If it is, action starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer. In conjunction with commencing a foreclosure action, we perform a property evaluation or in some cases, we do a loan file analysis to determine any potential loss. If there is a potential loss, an appropriate charge-off is taken to bring the loan balance in line with the value of the liquidated real estate. Charge-offs are reported to the board of directors. If the loan is deemed to be uncollectible, we seek the shortest redemption period possible thus waiving our right to collect any deficiency from the borrower. If we obtain the property at the foreclosure sale, we hold the property as real estate owned. We obtain a market evaluation of the property to determine that the carrying balance of the owned real estate is consistent with the market value of the property. Marketing of the property begins immediately following the Bank taking title to the property. The marketing is usually undertaken by a realtor knowledgeable of the particular market. Mortgage insurance claims are filed if the loan had mortgage insurance coverage. It is marketed after a market evaluation is obtained and any mortgage insurance claims are filed. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, Veterans Administration (VA), WHEDA, and Guaranteed Rural Housing are followed.

The collection procedures for consumer loans, excluding student loans, indirect consumer loans and credit card loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel review loans 90 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may pursue legal remedies ourselves or refer the matter to our legal counsel for further collection effort or charge-off a loan. Loans we deem to be uncollectible, or partially uncollectible are charged off so that the carrying balance approximates the value of the collateral. Charge-offs of consumer loans require the approval of a senior officer and are reported to the board of directors. All student loans are serviced by the Great Lakes Higher Education Servicing Corporation which guarantees their servicing to comply with all Department of Education Guidelines. Our student loan portfolio is guaranteed by the Great Lakes Higher Education Guaranty Corporation, which is reinsured by the U.S. Department of Education. Credit card loans are serviced by Elan Financial Services.

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

	At December 31,
	2004	2003	2002	2001	2000

Non-accrual mortgage loans	$1,485	$2,894	$1,399	$1,814	$730
Non-accrual consumer loans	619	961	527	444	383
Non-accrual commercial business loans	3,579	5,433	5,357	346	750
Accruing loans delinquent 90 days or more	586	1,084	1,108	936	1,258

Total non-performing loans	6,269	10,372	8,391	3,540	3,121
Foreclosed properties, real estate owned and repossessed assets, net	1,621	630	750	383	2,281

Total non-performing assets	$7,890	$11,002	$9,141	$3,923	$5,402

Non-performing loans to total loans	0.33%	0.61%	0.50%	0.19%	0.16%
Non-performing assets to total assets	0.23%	0.35%	0.32%	0.14%	0.19%
Interest income that would have been recognized if non-accrual loans had been current	$831	$384	$375	$139	$77

There were no significant loans, which were considered to be impaired as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at December 31, 2002, 2001 or 2000. At December 31, 2004, there were loans totaling $8.7 million that are considered to be impaired as compared to $17.0 million at December 31, 2003. The average impaired loans for the year ended December 31, 2004 was $8.7 million and the interest received and recognized on the impaired loans was $29,073.

There are no restructured loans at the dates presented.

Total non-performing loans decreased as of December 31, 2004, as compared to December 31, 2003, primarily as a result of a decrease in non-accrual mortgage and commercial business loans. The decrease resulted primarily from the transfer of $3.1 million of commercial non-performing loans to real estate owned and $1.3 million of mortgage loans to foreclosure. Total non-performing loans increased as of December 31, 2003, as compared to December 31, 2002, primarily as a result of an increase in non-accrual business loans. Of the increase during 2002, $3.2 million related to a single commercial business borrower with the remaining portion of the increase a result of the general decline in economic conditions affecting the borrower’s cash flow. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards.

The ultimate results with these and other commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.

With the exception of mortgage loans insured or guaranteed by the FHA, VA, Guaranteed Rural Housing and student loans, we stop accruing income on loans when interest or principal payments are greater than 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and generally, we reverse outstanding interest that we previously credited to income. We may recognize income in the period that we collect it when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. We had $5.7 million, $9.3 million and $7.3 million of non-accrual loans at December 31, 2004, 2003 and 2002, respectively. Interest income that would have been recognized had such loans been performing in accordance with their contractual terms totaled approximately $831,000, $384,000 and $375,000 for the years ended December 31, 2004, 2003 and 2002, respectively. A total of approximately $83,000, $381,000 and $499,000 of interest income was actually recorded on such loans in 2004, 2003 and 2002, respectively.

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

Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed properties increased in 2004 as compared to 2003 primarily as a result of the transfer of non-performing commercial loans and mortgage loans to foreclosed properties, real estate owned or repossessed assets. During the year, we transferred $4.4 million of these loans. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. Foreclosed real estate is inspected periodically. Additional outside appraisals are obtained as deemed necessary. Additional write-downs may occur if the property value deteriorates. These additional write-downs are charged directly to current operations.

Charge-offs. The Company will charge off a loan when the fair market value of the underlying collateral or anticipated cash flow discounted at the contract rate, is less than the loan amount. Charge-offs of commercial loans increased in 2004 as compared to 2003 primarily as a result of one large commercial loan.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000

		(Dollars in thousands)
Balance at beginning of period	$13,771	$12,743	$12,245	$12,238	$6,948
Provision for loan losses	1,330	1,304	760	723	423
Purchase of First Northern	—	—	—	—	5,028
Charge-offs:
Mortgage loans	(64)	(67)	(14)	(65)	(38)
Consumer loans	(373)	(415)	(428)	(337)	(156)
Commercial business loans	(816)	(19)	(39)	(415)	—

Total charge-offs	(1,253)	(501)	(481)	(817)	(194)
Recoveries:
Mortgage loans	9	113	66	26	1
Consumer loans	66	107	40	57	32
Commercial business loans	—	5	113	18	—

Total recoveries	75	225	219	101	33

Net (charge-offs) recoveries	(1,178)	(276)	(262)	(716)	(161)

Balance at end of period	$13,923	$13,771	$12,743	$12,245	$12,238

Net charge-offs to average loans	(0.07%)	(0.02%)	(0.01%)	(0.04%)	(0.01%)
Allowance for loan losses to total loans	0.74%	0.80%	0.76%	0.67%	0.62%
Allowance for loan losses to non-performing loans	222.09%	132.77%	151.87%	345.90%	392.12%

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

Various factors are taken into consideration in establishing the loan loss allowance including: historical loss experience, economic factors, loans without escrow accounts and other factors, that, in management’s judgment would affect the collectibility of the portfolio as of the evaluation date. Adjustments to the allowance for loan losses are charged against operations as provision for loan losses.

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

By following careful underwriting guidelines, we have historically maintained low levels of non-performing loans to total loans. Our ratio of non-performing loans to total loans at December 31, 2000 was 0.16%, after which it increased somewhat. At December 31, 2004, the ratio was 0.33%. This recent decrease as compared to December 31, 2003 and 2002 was the result of decreased delinquencies on the entire loan portfolio and the foreclosure or acquisition of the collateral by the Bank and subsequent liquidation of a large commercial loan. At December 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.7 million.

We believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible weak economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. Accordingly, and because of the increased dollar amount of consumer loans and composition of the loan portfolio, we have taken steps to increase our level of loan loss allowances over the last 5 years. At December 31, 2004, the allowance for loan losses as a percentage of total loans was 0.74% compared with 0.62% at December 31, 2000. Furthermore, the increase in the allowance for loan losses each year from 2000 to 2004 reflects our strategy of providing allowances for inherent losses in the portfolio, identifying potential losses in a timely manner, and providing an allowance to reflect changes in the components of the portfolio during that period.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2004 and 2003—Provision for Loan Losses.” The following table represents our allocation of allowance for loan losses by loan category on the dates indicated:

	At December 31,
	2004		2003		2002		2001		2000

		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
Loan Category	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Mortgage loans
One- to four-family	$2,488	46.34%	$4,001	44.69%	$4,701	47.37%	$5,608	52.46%	$6,279	59.56%
Other	3,222	25.58	3,150	25.70	3,160	24.40	2,875	22.36	2,173	15.72

Total mortgage loans	5,710	71.92	7,151	70.39	7,861	71.77	8,483	74.82	8,452	75.28
Home equity lines	663	4.54	481	4.43	496	4.45	490	4.04	519	3.97
Consumer	2,929	19.94	2,398	20.95	2,380	20.28	2,320	17.92	2,483	17.80
Commercial business loans	4,416	3.60	3,741	4.23	1,507	3.50	952	3.22	784	2.95
Unallocated	205	—	—	—	499	0.00	—	0.00	—	0.00

Total allowance for loan losses	$13,923	100.00%	$13,771	100.00%	$12,743	100.00%	$12,245	100.00%	$12,238	100.00%

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

The Bank’s investment policy allows participation in hedging strategies such as the use of financial futures, options or forward commitments or interest rate swaps but only with prior approval of the board of directors. We did not have any investment hedging transactions in place at December 31, 2004. Our investment policy prohibits the purchase of non-investment grade bonds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-related securities, see “—Carrying Values, Yields and Maturities.”

At December 31, 2004, we had not invested funds in any single mutual fund in excess of 10% of our capital. All of our mutual fund investments are permissible investments under our investment policy and applicable laws and regulations. We carry our mutual fund investments at market value. At December 31, 2004, our mutual fund investments were in funds which invested primarily in mortgage-related securities.

We classify securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2004, all investment securities are classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity.

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

At December 31, 2004, mortgage-related securities available-for-sale totaled $1.3 billion, or 36.8% of total assets. At December 31, 2004, the mortgage-related securities portfolio had a weighted average yield of 4.31%. Of the mortgage-related securities we held at December 31, 2004, $1.2 billion, or 95.5%, had fixed rates and $57.4 million, or 4.5%, had adjustable-rates. Mortgage-related securities at December 31, 2004 included real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as CMOs.

Our CMOs have fixed and variable coupon rates ranging from 2.25% to 6.00% and a weighted average yield of 4.24% at December 31, 2004. At December 31, 2004, CMOs totaled $1.1 billion, which constituted 89.9% of the mortgage-related securities portfolio, or 33.0% of total assets. Our CMOs had an expected average life of 3.1 years at December 31, 2004. For a further discussion of our investment policies, including those for mortgage-related securities, see “—Investment Securities.” Purchases of mortgage-related securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans and other loans.

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

The following table presents our investment securities and mortgage-related securities activities for the periods indicated.

	For the Year Ended December 31,
	2004	2003	2002

	(In thousands)
Investment securities available-for-sale:
Carrying value at beginning of period	$67,854	$73,247	$93,080
Purchases	26,480	128,501	36,390
Sales	—	(8,076)	—
Calls	—	(700)	(4,023)
Maturities	(27,000)	(124,051)	(50,960)
Principal payments	—	—	(937)
Premium amortization and discount accretion, net	20	122	134
(Decrease) increase in unrealized gains	1,399	(1,189)	(437)

Net increase (decrease) in investment securities	899	(5,393)	(19,833)

Carrying value at end of period	$68,753	$67,854	$73,247

Mortgage-related securities available-for-sale:
Carrying value at beginning of period	$1,053,349	$618,123	$521,084
Purchases	523,334	923,451	365,312
Principal payments	(302,848)	(470,994)	(275,518)
Premium amortization and discount accretion, net	(375)	(2,229)	(253)
Increase (decrease) in unrealized gains	(7,236)	(15,002)	7,498

Net increase in mortgage-related securities	212,875	435,226	97,039

Carrying value at end of period	$1,266,224	$1,053,349	$618,123

The following table presents the fair value of our money market investments, investment securities and mortgage-related securities portfolios at the dates indicated. It also presents the coupon type for the mortgage-related securities portfolio. For all securities and for all periods presented, the carrying value is equal to fair value.

	At December 31,
	2004	2003	2002
	Carrying/	Carrying/	Carrying/
	Fair Value	Fair Value	Fair Value

	(Dollars in thousands)
Money market investments
Interest-earning deposits	$707	$20,119	$36,462
Federal funds sold	—	30,000	165,000

Total money market investments	$707	$50,119	$201,462

Investment securities available-for-sale
Mutual funds	$45,390	$44,697	$34,034
United States government and federal agency obligations.	19,831	21,736	28,212
Corporate issue securities	—	—	9,563
Stock in federal agencies	3,532	1,421	1,438

Total investment securities available-for-sale	$68,753	$67,854	$73,247

Mortgage-related securities available-for-sale by issuer:
Freddie Mac	$631,024	$518,172	$288,113
Fannie Mae	542,803	445,496	296,604
Private placement CMO’s	9,928	543	8,406
GNMA	82,469	89,138	25,000

Total mortgage-related securities	$1,266,224	$1,053,349	$618,123

Total investment portfolio	$1,335,684	$1,171,322	$892,832

Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of our investment securities and mortgage-related securities at December 31, 2004. Mortgage-related securities are presented by issuer and by coupon type.

	At December 31, 2004

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Investment securities available-for-sale:
Mutual funds	$45,390	2.59%	$—	—%	$—	—%	$—	—%	$45,390	2.59%
United States government and agencies	5,294	5.3	14,537	2.19	—	—	—	—	19,831	3.01
Corporate issues	—	—	—	—	—	—	—	—	—	—
Taxable municipal	—	—	—	—	—	—	—	—	—	—
Stock in Federal Agencies	3,532	3.77	—	—	—	—	—	—	3,532	3.77

Total investment securities	$54,216	2.93	$14,537	2.19	$—	—	$—	—	$68,753	2.77

Mortgage-related securities available-for-sale:
By issuer:
GNMA pass-through certificates	$3	8.00	$61	8.34	$—	—	$1,836	4.02	$1,900
Fannie Mae pass-through certificates	—	—	1,281	5.90	54,440	5.41	67,620	4.59	123,341	4.96
Freddie Mac pass-through certificates	89	6.48	—	—	1,177	5.84	1,224	6.61	2,490	6.34
Private CMO’s	—	—	—	—	81	6.15	9,847	5.48	9,928	5.49
Freddie Mac, Fannie Mae and GNMA-REMICs	—	—	1,211	5.17	91,755	3.65	1,035,599	4.27	1,128,565	4.23

Total mortgage-related securities	$92	6.52	$2,553	5.61	$147,453	4.31	1,116,126	4.31	$1,266,224	4.31

By coupon type:
Adjustable rate	—	—	1,211	5.17	—	—	56,154	4.43	57,365	4.45
Fixed rate	92	6.52	1,342	6.01	147,453	4.31	1,059,972	4.30	1,208,859	4.30

Total mortgage-related securities	$92	6.52%	$2,553	5.61%	$147,453	4.31%	$1,116,126	4.31%	$1,266,224	4.31%

Total investment and mortgage-related securities portfolio	$54,308	2.94%	$17,090	2.70%	$147,453	4.31%	$1,116,126	4.31%	$1,334,977	4.23%

Deposits

We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and time deposits. We also offer IRA time deposit accounts.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our bank offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We have, from time to time, used brokers to obtain wholesale deposits to a limited extent. Early in 2005, we joined a wholesale deposit program called “CDARs” which could increase the amount of wholesale deposits. At December 31, 2004, we had approximately $14.6 million of brokered wholesale deposits.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as regular savings accounts, money market accounts and demand accounts) represented 42.4% of total deposits on December 31, 2004. At December 31, 2004, time deposits with remaining terms to maturity of one year or less amounted to $584.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Gap Analysis.”

The following table presents our deposit activity for the periods indicated:

	For the Year Ended December 31,
	2004	2003	2002

	(Dollars in thousands)
Total deposits at beginning of period	$2,052,290	$2,126,655	$2,090,440
Net deposits (withdrawals)	(112,771)	(127,283)	(26,619)
Interest credited, net of penalties	43,362	52,918	62,834

Total deposits at end of period	$1,982,881	$2,052,290	$2,126,655

Net increase (decrease)	$(69,409)	$(74,365)	$36,215

Percentage increase (decrease)	(3.38%)	(3.50%)	1.73%

At December 31, 2004, we had $155.1 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$33,011
Over three months through six months	15,146
Over six months through 12 months	28,636
Over 12 months through 24 months	26,690
Over 24 months through 36 months	36,741
Over 36 months	14,893

Total	$155,117

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	At December 31,

		2004			2003			2002

			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate

	(Dollars in thousands)
Savings	$247,439	12.48%	0.43%	$240,543	11.72%	0.43%	$230,170	10.82%	0.63%
Interest-bearing demand	171,565	8.65	0.22	157,231	7.66	0.22	149,008	7.01	0.37
Money market	309,531	15.61	0.97	358,003	17.44	1.05	351,433	16.53	1.62
Non-interest bearing demand	111,855	5.64	0.00	110,099	5.36	0.00	98,941	4.65	0.00

Total	840,390	42.38	0.53	865,876	42.18	0.59	829,552	39.01	0.93

Certificates:
Time deposits with original maturities of:
Three months or less	86,259	4.35	1.28	136,756	6.66	1.22	125,771	5.91	2.06
Over three months to twelve months	114,032	5.75	1.45	172,181	8.39	1.48	248,269	11.67	2.53
Over twelve months to twenty-four months	199,174	10.04	2.25	215,428	10.50	2.88	336,919	15.84	3.83
Over twenty-four months to thirty-six months	209,038	10.54	3.12	183,880	8.96	3.75	167,574	7.88	5.12
Over thirty-six months to forty-eight months	204,096	10.29	4.29	202,155	9.85	4.29	188,180	8.85	4.34
Over forty-eight months to sixty months	329,855	16.65	4.84	274,756	13.40	4.98	227,265	10.69	5.31
Over sixty months	37	0.00	7.19	1,258	0.06	6.66	3,125	0.15	5.90

Total time deposits	1,142,491	57.62	3.37	1,186,414	57.82	3.35	1,297,103	60.99	3.91

Total deposits	$1,982,881	100.00%	2.17%	$2,052,290	100.00%	2.19%	$2,126,655	100.00%	2.75%

Borrowings

We borrow funds to finance our lending and investing activities. Substantially all of our borrowings take the form of advances from the FHLB of Chicago, on terms and conditions generally available to member institutions. At December 31, 2004, we had borrowings totaling $305.6 million with maturities of less than one year; of the notes payable to the FHLB at year end, $150.0 million were fixed rate short term borrowings due within 30 days and the balance were overnight borrowings. We have pledged all of our residential mortgage loans and some investment securities as blanket collateral for these advances and future advances. The FHLB of Chicago offers a variety of borrowing options with fixed or variable rates, flexible repayment options, and fixed or callable terms. We choose the rate, repayment option, and term to fit the purpose of the borrowing. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”

The following table sets forth certain information regarding our borrowings at the end of and during the periods indicated:

		At or For the Year Ended December 31,

	2004	2003	2002	2001	2000

		(Dollars in thousands)
Balance outstanding at end of year:
Notes payable to FHLB	$623,925	$299,491	$332,299	$442,025	$546,489
Overnight borrowings from FHLB	137,600	—	—	—	20,225
Other borrowings	—	—	22,679	23,335	910
Weighted average interest rate at end of year:
Notes payable to FHLB	2.89%	5.52%	5.57%	5.75%	6.31%
Overnight borrowings from FHLB	2.47%	—	—	—	6.85%
Other borrowings	—	—	0.99%	1.39%	5.74%
Maximum amount outstanding during the year:
Notes payable to FHLB	$623,925	$332,398	$445,414	$547,653	$546,760
Overnight borrowings from FHLB	289,800	15,000	5,480	29,275	120,900
Other borrowings	—	22,679	19,835	60,720	2,820
Average amount outstanding during the year:
Notes payable to FHLB	$325,861	$318,942	$395,351	$491,248	$289,032
Overnight borrowings from FHLB	75,106	72	25	6,348	20,145
Other borrowings	—	430	3,309	5,285	84
Weighted average interest rate during the year:
Fixed interest rate notes payable to FHLB	5.23%	5.61%	5.68%	5.91%	6.56%
Overnight borrowings from FHLB	2.03%	1.38%	1.53%	5.74%	6.56%
Other borrowings	—	0.98%	1.45%	3.38%	6.29%

Borrowings increased to $761.5 million at December 31, 2004, as compared to $299.5 million at December 31, 2003, primarily to fund the growth in the loan and mortgage-related securities portfolios, a decrease in the deposit portfolio and the repurchase of shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Financial Condition at December 31, 2004 and 2003.”

Average Balance Sheet and Rate Yield Analysis

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheet and Yield/Rate Analysis.”

Average Equity to Average Assets

The ratio of average equity to average assets measures a financial institution’s financial strength. At December 31, 2004, 2003, 2002, 2001, and 2000 our average equity to average assets ratio was 22.6%, 14.0%, 10.9%, 10.4%, and 9.7%, respectively.

Cash Dividends

We paid cash dividends of $0.18 per share in 2004, $0.12 per share in 2003, $0.093 per share in 2002, and $0.076 per share in 2001. We did not pay any cash dividends in 2000 because our initial conversion was not completed until late in the year. We increased our quarterly dividend to $0.06 per share in the first quarter of 2005, from $0.05 in the fourth quarter of 2004.

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

Mutual Investment Corporation, a wholly owned subsidiary of the Bank, owns and manages part of the investment portfolio. First Northern Investment Inc. (“FNII”), a wholly owned subsidiary of the Bank, also owns and manages investments and purchases indirect automobile, recreational vehicle and boat loans from our SFC subsidiary.

MC Development LTD, a wholly owned subsidiary of the Bank, is involved in land development and sales. It owns one parcel of undeveloped land consisting of 15 acres in Brown Deer, Wisconsin. In addition, in the third quarter of 2004, MC Development LTD established Arrowood Development, LLC with an independent third party to develop 318 acres in Oconomowoc, Wisconsin. In the initial transaction, the third party purchased approximately one-half interest in that land, all of which previously had been owned by MC Development. It is anticipated that development of the land will begin in the spring of 2005 and that sales of the developed lots will begin in late 2005 or early 2006. See “—Properties.”

SFC, 50% owned by the Bank and 50% owned by another financial institution, originates, sells, and services the indirect automobile, recreational vehicles and boat loans. SFC sells the loans on a regular basis to FNII or the Bank, but retains the servicing rights in the loans.

In addition, the Bank has five wholly owned subsidiaries that are inactive but will continue to be wholly owned subsidiaries for possible future use in a related or other area.

Employees

At December 31, 2004, we employed 702 full time and 98 part time associates. Management considers its relations with its associates to be good.

Regulation

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Bank and the Company.

     General

The Bank is a federally chartered stock savings association, chartered as a savings bank, whose primary regulator is the OTS. The FDIC, under the Savings Association Insurance Fund (“SAIF”), insures its deposit accounts up to applicable limits. The Bank is currently subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and by the FDIC as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and acquiring branch offices. In addition, the Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

The OTS currently conducts periodic examinations to assess the Bank’s compliance with various regulatory requirements. In addition, the FDIC has the right to perform examinations of the Bank should the OTS or the FDIC determine the Bank is in a weakened financial condition or a failure is foreseeable. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors rather than the shareholders of the Company. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

     Federal Regulation of the Bank

General. As a federally chartered, FDIC-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the FDIC and depositors rather than the shareholders of the Company. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.

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

Regulatory Capital Requirements. OTS capital regulations require savings associations such as the Bank to meet three capital standards. The minimum standards are tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3% of adjusted total assets, and risk-based capital equal to at least 8% of total risk-

weighted assets. These capital standards are in addition to the capital standards promulgated by the OTS under its prompt corrective action regulations, as described below under the heading “Prompt Corrective Action.”

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

The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus its retained net income for the preceding two years, less any distributions previously paid during the year. Additional dividends or distributions would require further OTS approval.

Qualified Thrift Lender Test. Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2004 and anticipates that it will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investments, and otherwise qualify as a qualified thrift lender. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.

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

Customer Privacy. Savings associations such as the Bank are required to develop and maintain privacy policies relating to information on the customers and establish procedures to protect customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.

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

Among other things, the CRA regulations contain an evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

The CRA requires the OTS, in the case of the Bank, to provide a written evaluation of a savings association’s CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an association’s CRA rating. The Bank received a “satisfactory” overall rating in its most recent CRA examination.

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

	Total Capital to Risk	Tier 1 Capital to Risk	Tier 1 Capital to
Category	Weighted Assets	Weighted Assets	Total Assets
Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4%*
Under capitalized	< 8%	< 4%	< 4%*
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized	Tangible assets to capital of < 2%

*	3% if the bank receives the highest rating under the uniform system

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

Bank Mutual Corporation Regulation

Holding Company Regulation

Bank Mutual Corporation is registered with the Office of Thrift Supervision as a savings and loan holding company and therefore, is subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank.

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

The Sarbanes-Oxley Act addresses, among other matters:

•	audit committees and auditor independence;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	management reporting, and auditor attestation, of internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities if the issuer’s financial statements later require restatement;

•	a prohibition on insider trading during retirement plan black out periods;

•	further disclosure of off-balance sheet transactions;

•	a prohibition on many personal loans to directors and officers (with exceptions for financial institutions);

•	expedited filing requirements for reporting of insiders’ transactions; and

•	disclosure of a code of ethics and disclosure of a change or waiver of such code.

Because some OTS accounting and governance regulations also refer to the SEC’s regulations, the Sarbanes-Oxley Act also may affect the Bank.

The Securities and Exchange Commission has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in filings pursuant to the Exchange Act, which rulemaking is substantially complete.

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

State Taxation. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of our consolidated income tax group except our Nevada subsidiaries. Presently, the income of the Nevada subsidiaries is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, see “Management’s Discussion and Analysis of Financial Condition—Comparisons of Operating Results for the Years Ended December 31, 2004 and 2003—Income Taxes” for a discussion of Wisconsin tax developments relating to these subsidiaries.

Item 2. Properties

The Company and its subsidiaries conducts its business through its executive office, an operations center and 71 banking offices, which had an aggregate net book value of $39.9 million as of December 31, 2004. The following table shows the location of our offices, whether they are owned or leased, and the expiration date of the leases for the leased offices.

	Original			Original
	Date	Leased		Date	Leased
	Leased or	or		Leased or	or
Location	Acquired	Owned*	Location	Acquired	Owned*

Executive Office:
4949 West Brown Deer Road	1991	Owned
Brown Deer, WI 53223

Southeast Region:
Milwaukee Metro Area:
Bayshore Mall	1971	Leased	Brookfield	1973**	Owned
5900 N. Port Washington Road		(2009)	17100 W. Capitol Drive
Glendale, WI 53217			Brookfield, WI 53005

Brookfield Square	1975	Leased	Brown Deer	1979	Owned
400 N. Moorland Road		(2006)	4801 W. Brown Deer Road
Brookfield, WI 53005			Brown Deer, WI 53223

Capitol Drive	1976	Owned	Cedarburg	1978**	Leased
8050 W. Capitol Drive			W62 N248 Washington Avenue		(2006)
Milwaukee, WI 53222			Cedarburg, WI 53012

Downtown	1955	Owned	Grafton	1978	Owned
510 E. Wisconsin Avenue			2030 Wisconsin Avenue
Milwaukee, WI 53202			Grafton, WI 53024

Howell Avenue	1977	Owned	Mayfair Mall	2001	Leased
3847 S. Howell Avenue			2600 N. Mayfair Road		(2011)
Milwaukee, WI 53207			Wauwatosa, WI 53226

Menomonee Falls	2003	Owned	Mequon	1970**	Owned
W178 N9379 Water Tower Place			11249 N. Port Washington Road
Menomonee Falls, WI.53051			Mequon, WI 53092

Oak Creek	1972	Owned	Oklahoma Avenue	1982	Owned
8780 S. Howell Avenue			6801 W. Oklahoma Avenue
Oak Creek, WI 53154			Milwaukee, WI 53219

Sherman Park	1950**	Owned	Southgate	1967	Owned
4812 W. Burleigh Street			3340 S. 27th Street
Milwaukee, WI 53210			Milwaukee, WI 53215

Southridge Mall	1978	Leased	Thiensville	1960**	Owned
5300 S. 76th Street		(2006)	208 N. Main Street
Greendale, WI 53129			Thiensville, WI 53092

West Allis	1976	Owned	Racine	Opening	Owned
10296 W. National Avenue			5133 Douglas Ave.	in 2005
West Allis, WI 53227			Racine, WI 53402

Madison Area:
Downtown	1980	Leased	West	1982	Leased
23 S. Pinckney Street		(2008)	5521 Odana Road		(2011)
Madison, WI 53703			Madison, WI 53719

Middleton	1978	Owned	Monona	1981	Owned
6209 Century Avenue			5320 Monona Drive
Middleton, WI 53562			Monona, WI 53716

Sheboygan Area:
Sheboygan	1973	Owned	Sheboygan Motor Bank	1984	Owned
801 N. 8th Street			730 N. 9th Street
Sheboygan, WI 53081			Sheboygan, WI 53081

	Original			Original
	Date	Leased		Date	Leased
	Leased or	Or		Leased or	Or
Location	Acquired	Owned	Location	Acquired	Owned

Additional Southeast Locations:
Beaver Dam:	1975	Owned	Beloit:	1971	Leased
130 W. Maple Avenue			3 Beloit Mall Shopping Center		(2012)
Beaver Dam, WI 53916			Beloit, WI 53511

Berlin:	1973	Owned	Fond du Lac:	2000	Owned
103 E. Huron Street			W6606A Highway 23
Berlin, WI 54923			Fond du Lac, WI 54937

Janesville:	1973	Owned	Portage:	1976	Owned
2111 Holiday Drive			145 E. Cook Street
Janesville, WI 53545			Portage, WI 53901

Northeast Region:
Greater Green Bay Area:
201 N. Monroe Avenue	1975**	Owned	2255 University Avenue	1970**	Owned
Green Bay, WI 54301-4995			Green Bay, WI 54308-8046

2357 S. Oneida Street	1971**	Owned	2603 Glendale Avenue	1986**	Owned
Green Bay, WI 54304-5286			Green Bay, WI 54313-6823

2370 East Mason Street	1985**	Owned	2424 West Mason Street	1992**	Owned
Green Bay, WI 54302-3347			Green Bay, WI 54303-4711

749 Main Avenue	1972**	Owned	330 North Broadway	1979**	Owned
De Pere, WI 54115-5190			De Pere, WI 54115-5250

201 West Walnut St. (Operations Center)	1999**	Leased
Green Bay, WI 54303		(2009)

Fox Valley Area:
Appleton	1985	Leased	Neenah	1974	Owned
4323 W. Wisconsin Avenue		(2009)	101 W. Wisconsin Avenue
Fox River Mall			Neenah, WI 54956
Appleton, WI 54915

Marinette Area:
830 Pierce Avenue	1972**	Owned	Pine Tree Mall	1978**	Leased
Marinette, WI 54143-0318			2314 Roosevelt Road		(2006)
Marinette, WI 54143-0345

Brillion:			Crivitz:
314 N. Main Street	1973**	Owned	315 Highway 141	1985**	Owned
Brillion, WI 54110-1198			Crivitz, WI 54114-0340

Hortonville:			Kiel:
209 South Nash Street	1979**	Owned	622 Fremont Street	1970**	Owned
Hortonville, WI 54944			Kiel, WI 53042-1321

New Holstein:			New London:
2205 Wisconsin Avenue	1976**	Owned	101 Park Street	1969**	Owned
New Holstein, WI 53061-1291			New London, WI 54961

Peshtigo:			Shawano:
616 French Street	1975**	Owned	835 E. Green Bay Avenue	1981**	Owned
Peshtigo, WI 54157-0193			Shawano, WI 54166-0396

Sturgeon Bay:
1227 Egg Harbor Road	1978**	Owned
Sturgeon Bay, WI 54235-0068

	Original			Original
	Date	Leased		Date	Leased
	Leased or	Or		Leased or	Or
Location	Acquired	Owned	Location	Acquired	Owned

Northwest Region:
Eau Claire:
Downtown	1968**	Owned	Mall	1972**	Owned
319 E. Grand Avenue			2812 Mall Drive
Eau Claire, WI 54701			Eau Claire, WI 54701

Cub Foods	1996**	Leased	Pinehurst	1986**	Owned
2717 Birch Street		(2010)	2722 Eddy Lane
Eau Claire, WI 54703			Eau Claire, WI 54703

Chippewa Falls Area:
Downtown	1975**	Owned	Falls Pick’N Save	1995**	Leased
35 W. Columbia			303 Prairie View Road		(2010)
Chippewa Falls, WI 54729			Chippewa Falls, WI 54729

Menomonie Area:
Downtown	1967**	Owned	North	1978**	Owned
717 Main Street			2409 Hills Ct. N.E
Menomonie, WI 54751			Menomonie, WI 54751

Barron:	1995**	Owned	Bloomer:	1995**	Owned
1512 E. Division Ave. (Hwy. 8)			1203 17th Avenue
Barron, WI 54812			Bloomer, WI 54724

Cornell:	1980**	Leased	Ellsworth:	1975**	Owned
422 Main Street		(month to	385 W. Main Street
Cornell, WI 54732		month)	Ellsworth, WI 54011

Hayward:	1984**	Owned	Hudson:	1979**	Owned
10562 Kansas Avenue			2000 Crestview Drive
Hayward, WI 54843			Hudson, WI 54016

Rice Lake:	1979**	Owned	Spooner:	1995**	Owned
2850 Pioneer Avenue			500 Front Street
Rice Lake, WI 54868			Spooner, WI 54801

St. Croix Falls:	1980**	Owned	Stanley:
144 Washington Street N			118 N. Broadway	1978**	Owned
St. Croix Falls, WI 54024			Stanley, WI 54768

Woodbury, Minnesota:
8420 City Centre Drive	1995**	Owned
Woodbury, MN 55125

*	If a leased property, the chart also shows year of lease expiration.

**	Date originally opened by an institution which was acquired by the Bank.

In addition, the Bank owns one parcel of undeveloped land in Brown Deer, Wisconsin through its MC Development subsidiary and one parcel of undeveloped land in Oconomowoc, Wisconsin. The 15 acre Brown Deer parcel is comprised of four lots consisting of 2.9 to 4.3 acres and was part of a larger property that was acquired in 1988 to accommodate the construction of a new corporate headquarters building. Each of the lots is available for sale and is designed to accommodate 60,000 to 75,000 square foot office buildings. The net book value of the four lots is $1.6 million.

MC Development’s owned Oconomowoc property consists of 318 acres of undeveloped land of which a one-half interest was sold in 2004 to a third party. Simultaneously in 2004, MC Development and that third party formed a joint venture, Arrowhead Development, LLC, to develop the entire 318 acre site. We anticipate that Arrowhead Development will begin to develop this land in 2005, and that residential lot sales will begin by late 2005 or in 2006.

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

		Executive
		Officer
Name and Age	Offices and Positions with Bank Mutual Corporation and the Bank*	Since (1)
Michael T. Crowley, Jr., 62	Chairman, President and Chief Executive Officer of Bank Mutual Corporation; President and Chief Executive Officer of the Bank(2)	1968
Eugene H. Maurer, Jr., 59	Senior Vice President and Secretary of Bank Mutual Corporation; Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank	1982
Rick B. Colberg, 52	Chief Financial Officer of Bank Mutual Corporation; Vice President of the Bank (3)	1980
Marlene M. Scholz, 59	Senior Vice President and principal accounting officer of Bank Mutual Corporation; Senior Vice President and Controller of the Bank	1981
P. Terry Anderegg, 54	Senior Vice President—Retail Operations of the Bank (4)	1993
Christopher J. Callen, 61	Senior Vice President—Lending of the Bank (4)	1998

*	Excluding directorships and excluding positions with Bank subsidiaries. Those positions do not constitute a substantial part of the officers’ duties.

(1)	Indicates date when individual first held an executive officer position with the Bank or First Northern Savings. Each of these persons, other than Mr. Anderegg and Mr. Callen, became a Bank Mutual Corporation executive officer in 2000.

(2)	Michael Crowley, Jr. became president of Bank Mutual Corporation in 2003.

(3)	Rick Colberg is the chief financial officer of Bank Mutual Corporation. He is also Vice President of the Bank since 2003, when First Northern Savings merged into it. Previously he was senior vice president, chief financial officer, and treasurer of First Northern Savings.

(4)	This position has been considered to be an executive officer position of Bank Mutual Corporation since May 2003, as a result of the merger of the subsidiary banks.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

The common stock of the Company is traded on The Nasdaq Stock Market® under the symbol “BKMU.”

As of February 28, 2005, there were 68,964,713 shares of common stock outstanding and approximately 6,423 shareholders of record. Bank Mutual Corporation became a publicly held corporation on November 1, 2000 and we did not pay a cash dividend in 2000. We paid a cash dividend of $0.18 per share in 2004. We increased our cash dividend to $0.06 per share to shareholders of record on February 17, 2005 which was paid March 1, 2005.

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

Our common stock trades on The Nasdaq Stock Market®. The high and low trading prices from January 1, 2002 through December 31, 2004, by quarter, and the dividends paid in each quarter, were as follows:

COMMON STOCK TRADING PRICE RANGE
(High and Low Sales Price)

	2004		2003*		2002*
	High	Low	High	Low	High	Low
1st Quarter	$11.55	$10.90	$6.937	$6.259	$4.770	$4.151
2nd Quarter	$11.35	$9.65	$9.625	$8.723	$5.681	$4.634
3rd Quarter	$12.40	$10.50	$11.846	$10.075	$5.931	$4.784
4th Quarter	$12.59	$11.80	$12.600	$11.000	$6.951	$5.469

CASH DIVIDENDS PAID

	2004	2003*	2002*
1st Quarter	$0.040	$0.027	$0.022
2nd Quarter	$0.040	0.027	0.022
3rd Quarter	$0.050	0.030	0.025
4th Quarter	$0.050	0.035	0.025

	$0.180	$0.120	$0.093

*	Trading prices and per share cash dividends have been rounded and reflect the October 2003 exchange of 3.6686 shares of Bank Mutual Corporation for every share of the “old” Bank Mutual Corporation.

A cash dividend of $0.06 per share, a 20.0% increase over the fourth quarter of 2004 cash dividend of $0.05 per share, was paid on March 1, 2005 to shareholders of record on February 17, 2005.

During the first two months of 2005, Bank Mutual’s common stock sales price ranged between $12.30 to $11.50 per share, and closed on February 28, 2005 at $12.09 per share

During 2004, Bank Mutual Corporation repurchased 6,642,521 shares at an average price of $11.87 per share. In addition, in December 2004, we announced another stock repurchase program, for 5.0 million shares; we did not begin purchases under this program until January 2005. In February 2005, we announced an amendment to this plan to increase the total number of shares to be repurchased under it to 10.0 million. As of February 28, 2005 Bank Mutual Corporation has repurchased 4.5 million shares at an average price of $12.17 per share.

The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2004.

			Total number	Maximum number of
			of shares purchased	shares that may be
		Average	as part of publicly	purchased under the
	Total number	price paid	announced plans or	recent plans or
Period	of shares purchased	per share	programs	programs*

October 1 to 31, 2004	—	$—	—	—

November 1 to 30, 2004	3,879,344	12.28	3,878,000	1,122,000

December 1 to 31, 2004	1,123,930	12.29	1,122,000	5,000,000

Total	5,003,274	$12.28	5,000,000

*	At period end.

The above table does not reflect the February 2005 amendment of the previously-announced stock repurchase plan to permit repurchase of an additional 5.0 million shares. The shares not purchased as part of the publicly announced program were existing owned Company shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with their exercise of stock options under the Company’s 2001 Stock Incentive Plan. The “price” used for these purposes is the deemed value of those shares under the 2001 Plan.

Item 6. Selected Financial Data

Selected Financial Highlights

The following table provides selected financial data for Bank Mutual Corporation for its past five fiscal years. The data is derived from the Company’s audited financial statements, although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

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

On October 29, 2003, the Company completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered company and in effect sold the MHC’s investment in the Company to the public. Approximately $404.8 million of net new capital was obtained in the October 29, 2003 conversion.

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands except number of shares and per share amounts)
Selected Financial Condition Data:
Total assets	$3,445,299	$3,108,527	$2,843,328	$2,905,790	$2,789,532
Loans receivable, net	1,875,885	1,712,278	1,685,662	1,831,155	1,972,636
Loans held for sale	4,987	4,056	46,971	32,321	7,469
Securities available-for-sale, at fair value:
Investment securities	68,753	67,854	73,226	93,059	94,129
Mortgage-related securities	1,266,224	1,053,349	618,123	521,084	464,873
Foreclosed properties and repossessed assets	1,621	630	750	382	2,281
Goodwill	52,570	52,570	52,570	52,570	55,967
Other intangible assets	4,412	5,073	5,734	6,396	7,057
Mortgage servicing rights	4,542	4,698	3,060	4,251	3,442
Deposits	1,982,881	2,052,290	2,126,655	2,090,440	1,894,820
Borrowings	761,525	299,491	354,978	465,360	567,624
Shareholders’ equity	670,454	731,080	323,075	304,098	284,397
Tangible shareholders’ equity	610,698	670,771	264,011	243,486	220,757
Number of shares outstanding – net of treasury stock(1)	73,485,113	78,775,779	79,802,950	81,946,124	81,962,632
Book value per share(1)	9.12	9.28	4.05	3.71	3.47
Tangible book value per share(1)	8.31	8.51	3.31	2.97	2.69

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share amount)
Selected Operating Data:
Total interest income	$148,921	$141,070	$165,432	$190,986	$135,711
Total interest expense	58,498	69,482	87,678	119,372	84,980

Net interest income	90,423	71,588	77,754	71,614	50,731
Provision for loan losses	1,330	1,304	760	723	423

Net interest income after provision for loan losses	89,093	70,284	76,994	70,891	50,308

Total noninterest income	16,175	19,618	16,676	16,480	9,250

Noninterest expense:
Amortization of goodwill	—	—	—	3,098	1,066
Amortization of other intangible assets	661	661	662	662	331

Total noninterest expense	60,082	55,608	54,169	55,004	36,144

Income before income taxes	45,186	34,294	39,501	32,367	23,414
Income tax expense	15,632	11,695	12,956	12,084	8,709

Net income	$29,554	$22,599	$26,545	$20,283	$14,705

Earnings per share-basic(1)	$0.39	$0.30	$0.34	$0.26	$0.04	(2)
Earnings per share-diluted(1)	$0.38	$0.29	$0.34	$0.26	$0.04	(2)
Cash dividends paid per share(1)	$0.18	$0.12	$0.093	$0.076	n/a

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Financial Ratios:
Net interest margin (3)	3.00%	2.58%	2.88%	2.67%	2.76%
Net interest rate spread	2.44	2.17	2.52	2.22	2.26
Return on average assets	0.93	0.76	0.92	0.71	0.76
Return on assets, excluding amortization of goodwill(4)	0.93	0.76	0.92	0.82	0.82
Return on average shareholders’ equity	4.10	5.45	8.44	6.85	7.86
Return on average shareholders’ equity excluding amortization of goodwill(4)	4.10	5.45	8.44	7.89	8.43
Efficiency ratio, excluding amortization of goodwill (4)(5)	56.36	60.97	57.36	58.92	58.48
Noninterest expense (excluding amortization of goodwill) as a percent of adjusted average assets(4)	1.88	1.88	1.88	1.82	1.82
Shareholders’ equity to total assets	19.46	23.52	11.36	10.47	10.20
Tangible shareholders’ equity to adjusted total assets (6)	18.04	22.01	9.48	8.57	8.11

Selected Asset Quality Ratios:
Non-performing loans to loans receivable, net	0.33%	0.61%	0.50%	0.19%	0.16%
Non-performing assets to total assets	0.23	0.35	0.32	0.14	0.19
Allowance for loan losses to non-performing loans	222.09	132.77	151.87	345.90	392.12
Allowance for loan losses to non-performing assets	176.46	125.17	139.40	312.13	226.55
Allowance for loan losses to total loans receivable, net	0.74	0.80	0.76	0.67	0.62
Charge-offs to average loans	0.07	0.02	0.01	0.04	0.01

(1)	Per share and share information prior to October 29, 2003 has been adjusted to reflect the full conversion transaction and related 3.6686-for-one share exchange on that date.

(2)	From date of restructuring (November 1, 2000) to December 31, 2000 based upon 79,134,648 weighted-average shares outstanding. No shares were outstanding prior to November 1, 2000.

(3)	Net interest margin is calculated by dividing net interest income by average earnings assets.

(4)	In 2002, accounting rules concerning the amortization of goodwill changed. These ratios are being presented “excluding goodwill” so as to make them comparable among the years presented.

(5)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

(6)	The ratio is calculated by dividing total shareholders’ equity minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights by the sum of total assets minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights.

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

Significant Accounting Policies

There are a number of accounting policies that we established which require us to use our judgment. Some of the more significant policies are as follows:

–	Establishing the amount of the allowance for loan losses requires the use of our judgment. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. If we misjudge a major component and experience a loss, it will likely affect our earnings. Developments affecting loans can also cause the allowance to vary significantly between quarters. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

–	Another valuation that requires our judgment relates to mortgage servicing rights. Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The total cost of loans sold is allocated between the loan balance and the servicing asset based on their relative fair values. The capitalized value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

–	We also use our judgment in the valuation of other intangible assets (core deposit base intangibles). Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

–	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

–	The assessment of our tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions, regulatory actions or interpretations, or changes in positions of federal and state taxing authorities will not differ from management’s current assessment. The impact of these matters could be significant to the consolidated results of operations and reported earnings.

Comparisons of Financial Condition at December 31, 2004 and 2003

Bank Mutual Corporation’s total assets at December 31, 2004, were $3.45 billion as compared to $3.11 billion at December 31, 2003. Total assets increased $336.8 million or 10.8% primarily as a result of investment of $200.0 million into mortgage-related securities funded by borrowing.

Cash and cash equivalents decreased $48.9 million in 2004 primarily as a result of using federal funds sold and interest-earning deposits to purchase mortgage-related securities, fund loans and deposit outflows.

Investment securities available-for-sale increased $899,000 during 2004 as a result of the increased fair market value in 2004.

Mortgage-related securities available-for-sale increased $212.9 million in 2004 primarily as a result of the reinvestment of principle and interest payments received from the mortgage-related securities portfolio and $200.0 million of mortgage-related securities purchased as a result of the additional borrowings. We intend to use the repayments and prepayments on these securities to fund loans and, therefore, reduce the dollar amount of the mortgage-related securities portfolio over time. The current portfolio has a weighted average yield of approximately 4.31% at December 31, 2004; however, the average yield earned for the year on the average portfolio was 4.35% as compared to 4.38% for the year of 2003. At December 31, 2004, we had $9.9 million of private placement collateralized mortgage obligations (“CMOs”) in our investment portfolio. Private placement CMOs have more credit risk than government agency CMOs and therefore, have a higher risk of impairment. If permanent impairment would occur, a related impairment would reduce earnings. See “Item 1. Business – Investment Activities.”

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

	During the year ended December 31,
	2004	2003
	(In thousands)
Originations:
Mortgage loans	$479,814	$899,766
Consumer loans	268,521	301,665
Commercial business loans	41,018	49,646

Total loans originated	789,353	1,251,077

Purchases:
Mortgage loans	148,951	41,214

Total loans purchased	148,951	41,214

Total loans originated and purchased	$938,304	$1,292,291

Loan originations decreased $461.7 million in 2004 as compared to originations in 2003, primarily as a result of relatively stable interest rates which prompted consumers to reduce the refinancing of their existing loans. Mortgage loan originations decreased $420.0 million or 46.7% and consumer loans decreased $33.1 million or 11.0% in 2004 as a result of the reduced refinancing of existing loans. A majority of the consumer loan originations continued to be first and second mortgage loans. We significantly increased our purchases of mortgage loans during 2004 to augment our loan originations. Each mortgage loan that is purchased is underwritten by us and conforms to our underwriting standards. Most of these purchased mortgage loans are in Wisconsin or in states adjacent to Wisconsin.

Commercial business loan originations decreased $8.6 million or 17.4 % in 2004 primarily as a result of reduced demand for commercial loans in our market area. In 2004, we hired an additional four experienced commercial loan originators in our continued efforts to emphasize commercial loan originations. Most of the new commercial loan originators were hired in the last six months of 2004. We anticipate that we will continue our emphasis not only on commercial loans but also on consumer loan originations to aid our asset and liability management and to aid in our overall profitability, although at somewhat more risk than traditional mortgage products.

Loans held for sale at December 31, 2004 as compared to December 31, 2003 increased $931,000 as a result of a temporary decrease in market interest rates in the fourth quarter of 2004, which resulted in more fixed rate mortgage loan originations and ultimately sales of fixed rate mortgage loans. Currently, we sell all of our 30 year fixed rate mortgage loan originations and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary mortgage market.

Loans receivable increased $163.6 million in 2004 as a result of growth in all loan products except commercial real estate and commercial business loans. The one-to four-family mortgage loan portfolio increased $110.3 million or 13.9% primarily as a result of reduced fixed rate mortgage loan sales, reduced refinancing of existing loans, increased mortgage loans purchases from third parties and increased adjustable interest rate mortgage loan originations which are retained in the portfolio. The multi-family portfolio increased $37.1 million or 29.8% and the consumer loan portfolio increased $26.8 million or 5.9% both primarily as a result of reduced payoffs of existing loans.

The commercial real estate portfolio decreased $13.6 million or 6.5% primarily as a result of payoffs of related loans made to finance large apartment complexes. These loans were refinanced by the borrower with another company. The commercial business loan portfolio decreased $4.9 million or 6.5% primarily as a result of reduced originations and the transfer of $3.1 million of commercial non-performing loans to real estate owned and repossessed assets and ultimate disposal of the collateral or write-off of the loans.

Management expects to continue to emphasize consumer, non-residential mortgage loan and commercial business loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans.

Goodwill resulted from the acquisitions of First Northern in 2000 and First Federal Bancshares of Eau Claire (“First Federal”) in 1997. Under the Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” goodwill is tested at least annually for impairment. If goodwill is determined to be impaired, it will be expensed in the period in which it became impaired. No impairment of goodwill occurred in 2004, 2003 or 2002.

Other intangible assets are composed of core deposit base intangibles which were also the result of the First Northern and First Federal Eau Claire acquisitions. Other intangible assets are amortized over their expected life and tested for impairment at least annually.

Mortgage servicing rights are established on mortgage loans that we originate and sell. See “—Significant Accounting Policies” above and “—Comparisons of Operating Results for Years Ended December 31, 2004 and 2003—Noninterest Income” below for a further discussion of mortgage servicing rights.

Other assets are comprised of the following:

	At December 31,
	2004	2003
	(In thousands)
Accrued Interest:
Mortgage-related securities	$4,581	$4,034
Investment securities	172	200
Loans receivable	6,599	6,586

Total accrued interest	11,352	10,820
Foreclosed properties and repossessed assets	1,621	630
Premises and equipment	43,966	45,196
Federal Home Loan Bank stock, at cost	38,186	35,498
Bank owned life insurance	19,324	18,268
Other	15,902	11,734

	$130,351	$122,146

Our foreclosed properties and repossessed assets increased $991,000 to $1.6 million at December 31, 2004 as a result of foreclosures on commercial business loans. We believe that we continue to have good asset quality, particularly in our residential portfolio, and the homes, boats, recreational vehicles and other items that have been repossessed, are small in dollar amount in comparison to the size of our loan portfolio.

Premises and equipment decreased $1.2 million in 2004 primarily as a result of normal depreciation of these assets. We anticipate that two or three new bank office buildings will be established in 2005. The effect of these new bank offices will be an increase to our premises and equipment depreciation expense.

Federal Home Loan Bank (“FHLB”) of Chicago stock increased $2.7 million primarily as a result of stock dividends paid by the FHLB of Chicago. The FHLB of Chicago requires that its members own FHLB of Chicago stock as a condition for borrowing. The FHLB of Chicago generally pays dividends and had targeted a rate of return for their stock of 1% over the 1 year constant maturity Treasury note yield. Recently, the FHLB of Chicago modified its dividend payout policy to a dividend payout ratio not to exceed 90% of its adjusted core income, which is net income excluding gains or losses from non-recurring events. Historically, the FHLB of Chicago stock has met or exceeded its targeted returns but we cannot assure that will continue. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”

Bank owned life insurance (“BOLI”) is an asset that is used to partially offset the future cost of employee benefits. BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by us. We value BOLI at the amount which we could obtain if we cashed in the policies at the current time. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death.

Deposits decreased $69.4 million in 2004 primarily as a result of our decision to offer interest rates on longer-term deposits at interest rates that approximate market average interest rates rather than offering higher promotional deposit rates. We believe that deposit growth (or shrinkage) for future periods will continue to depend, in a significant part, on the performance of other investment alternatives and world events. Early in 2005, we contracted with a wholesale deposit program which has the potential to increase the amount of our wholesale deposits.

Our borrowings increased $462.0 million in 2004, as a result of the increase in the securities and loan portfolio, the decrease in the deposit portfolio and the repurchase of our shares. In 2004, we refinanced two Federal Home Loan Bank of Chicago borrowings totaling $200.0 million that had maturities in November and December of 2004. The refinanced borrowings are due in September 2006. Prior to refinancing, the interest rates on the borrowings were 5.62% and 5.77% while, the new two year FHLB borrowing has a fixed interest rate of 2.75%. As a result of this transaction, we paid a $1.7 million prepayment penalty. In addition, in the fourth quarter of 2004, we borrowed an additional $200.0 million from the FHLB, on customary terms offered by the FHLB to member institutions. In addition to the foregoing borrowings, we also had outstanding overnight borrowings of $137.6 million at December 31, 2004 and $150.0 million of short-term fixed rate borrowing which matured early in January 2005 and was refinanced on similar short-term basis; these additional borrowings also were on terms and conditions which the FHLB generally makes available to member institutions. We use overnight and short-term borrowings to fund loan originations and decreases in deposits on a shorter-term basis.

Shareholders equity decreased $60.6 million in 2004 primarily as a result of the repurchase of shares, dividends paid in 2004, a decrease in our accumulated other comprehensive income and an increase in unearned deferred compensation offset by our net earnings.

We repurchased 6,642,521 shares in 2004 at an average price of $11.87. In addition, on December 19, 2004, we announced another 5.0 million Share Repurchase Plan that began January 21, 2005. On February 21, 2005, our existing repurchase plan was modified by authorizing an additional 5.0 million shares (a total of 10.0 million shares) to be repurchased. In 2005, through February 28th, we have repurchased an additional 4,524,000 shares, at an average price of $12.17 per share.

We increased our quarterly cash dividend to $0.04 per share for the first and second quarter of 2004, and again increased our cash dividend to $0.05 per share for the third and fourth quarter of 2004. The dividend payout ratio for 2004 was 45.3%, and total dividends paid during the year were $13.4 million. In February 2005, we further increased our dividend to $0.06 per share; our total dividends paid will not increase proportionately, however, as a result of our share repurchases.

Accumulated other comprehensive income decreased $5.0 million in 2004 primarily as a result of unfunded supplemental non-qualified benefit plan obligation and reduced fair market value on the mortgage-related securities. Accumulated other comprehensive income reflects the difference between the net current value of securities available for sale and the book value of those securities, net of tax, and any unfunded supplemental non-qualified benefit plan obligation, net of tax.

After the shareholders approved the 2004 Stock Incentive Plan, restricted shares were issued which increased unearned deferred compensation. Our shareholders equity to total assets ratio at December 31, 2004 was 19.5% as compared to 23.5% at December 31, 2003.

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

	AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
	Years ended December 31,
	2004				2003				2002
			Interest	Average			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
	(Dollars in thousands)
Assets:
Interest-Earning Assets (1):
Loans receivable, net	$1,799,670		$97,330	5.41%	$1,739,572		$104,623	6.01%	$1,808,861		$124,490	6.88%
Mortgage-related securities	1,090,363		47,431	4.35	665,804		29,164	4.38	576,259		32,256	5.60
Investment securities (2)	104,681		3,956	3.78	116,097		4,654	4.01	120,015		5,580	4.65
Interest-earning deposits	11,834		128	1.08	47,491		423	0.89	27,991		431	1.54
Federal funds	5,546		76	1.37	205,671		2,206	1.07	162,137		2,675	1.65

Total interest-earning assets	3,012,094		148,921	4.95	2,774,635		141,070	5.08	2,695,263		165,432	6.14
Noninterest-earning assets	175,491				185,530				179,081

Total average assets	$3,187,585				$2,960,165				$2,874,344

Liabilities and Equity:
Interest-Bearing Liabilities:
Savings deposits	$253,321		1,084	0.43	$293,735		1,490	0.51	$229,303		2,402	1.05
Money market accounts	335,553		3,301	0.98	347,901		4,353	1.25	349,868		6,673	1.91
Interest-bearing demand accounts	164,588		359	0.22	143,331		416	0.29	141,328		833	0.59
Time deposits	1,139,368		37,373	3.28	1,261,281		45,160	3.58	1,281,258		54,983	4.29

Total deposits	1,892,830		42,117	2.23	2,046,248		51,419	2.51	2,001,757		64,891	3.24
Advance payment by borrowers for taxes and insurance	19,759		36	0.18	19,205		88	0.46	21,401		243	1.14
Borrowings	414,600		16,345	3.94	319,348		17,975	5.63	398,684		22,544	5.65

Total interest-bearing liabilities	2,327,189		58,498	2.51	2,384,801		69,482	2.91	2,421,842		87,678	3.62

Noninterest-Bearing Liabilities
Noninterest-bearing deposits	106,224				111,955				92,988
Other noninterest-bearing liabilities	33,638				48,481				44,836

Total noninterest-bearing liabilities	139,862				160,436				137,824

Total liabilities	2,467,051				2,545,237				2,559,666
Equity	720,534				414,928				314,678

Total average liabilities and equity	$3,187,585				$2,960,165				$2,874,344

Net interest income and net interest rate spread (3)			$90,423	2.44			$71,588	2.17			$77,754	2.52

Net interest-earning assets and net interest margin(4)	$684,905			3.00%	$389,834			2.58%	$273,421			2.88%

Average interest-earnings assets to average interest-bearing liabilities	1.29	x			1.16	x			1.11	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	FHLB stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing net interest income by total interest-earning assets.

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

	Year Ended December 31,
	2004 Compared to 2003
	Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$3,519	$(10,812)	$(7,293)
Mortgage-related securities	18,470	(203)	18,267
Investment securities	(442)	(256)	(698)
Interest-earning deposits	(370)	75	(295)
Federal funds	(2,607)	477	(2,130)

Total	18,570	(10,719)	7,851

Interest-bearing liabilities:
Savings deposits	(191)	(215)	(406)
Money market deposits	(149)	(903)	(1,052)
Interest-bearing demand deposits	56	(113)	(57)
Time deposits	(4,168)	(3,619)	(7,787)
Advance payment by borrowers for taxes and insurance	3	(55)	(52)
Borrowings	4,561	(6,191)	(1,630)

Total	112	(11,096)	(10,984)

Net change in net interest income	$18,458	$377	$18,835

	Year Ended December 31,
	2003 Compared to 2002
	Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(4,627)	$(15,240)	$(19,867)
Mortgage-related securities	4,560	(7,652)	(3,092)
Investment securities	(177)	(749)	(926)
Interest-earning deposits	221	(229)	(8)
Federal funds	609	(1,078)	(469)

Total	586	(24,948)	(24,362)

Interest-bearing liabilities:
Savings deposits	554	(1,466)	(912)
Money market deposits	(38)	(2,282)	(2,320)
Interest-bearing demand deposits	12	(429)	(417)
Time deposits	(845)	(8,978)	(9,823)
Advance payment by borrowers for taxes and insurance	(23)	(132)	(155)
Borrowings	(4,466)	(103)	(4,569)

Total	(4,806)	(13,390)	(18,196)

Net change in net interest income	$5,392	$(11,558)	$(6,166)

Comparisons of Operating Results for Years Ended December 31, 2004 and 2003

General

Net income was $29.6 million for 2004 as compared to $22.6 million for 2003. The increase is primarily the result of investing the $404.8 million of net capital received from our stock offering in October 2003, which resulted in increases in interest income and the net interest margin, and from a $2.0 million gain on sale of real estate. These items were partially offset by reduction in the gains on the sales of loans, payment of a borrowing prepayment penalty, and increases in operating expenses.

Net Interest Income

Net interest income for 2004 increased $18.8 million, or 26.3% to $90.4 million as compared to $71.6 million for 2003. Net interest income increased primarily as a result of the investment of the $404.8 million of net stock proceeds and as a result of the investment of the proceeds, an increased net interest margin. The net interest margin for 2004 was 3.00% as compared to 2.58% for 2003.

The increase in the net interest margin for 2004 was primarily the result of investing the $404.8 million of net capital received from the stock offering (the capital bears no interest) in late 2003. The increase in the dollar amount of interest earning assets was also the result of the investment of the capital received from the Company’s stock offering. Most of the capital received was invested in mortgage-related securities. Going forward, since the effect of the increased capital was reflected for all of 2004, we do not expect to achieve a similar effect in 2005

Total Interest Income

Total interest income for 2004 increased $7.9 million or 5.6%, to $148.9 million as compared to $141.1 million for 2003. The increase was primarily the result of the increased dollar amount of mortgage-related securities partially offset by the decrease in the yields earned on the loan portfolio.

Interest income on loans decreased $7.3 million or 7.0% to $97.3 million as compared to $104.6 million in 2003. The decrease was primarily the result of the reduced average yield earned on the portfolio partially offset by an increase in the average dollar amount of the loan portfolio outstanding. Market interest rates on most loan originations throughout 2004 were below the existing yield on the loan portfolio and a large number of payoffs were on loans that were in excess of the average yield of loans in our loan portfolio. These events reduced our average yield on the loan to 5.41% in 2004 as compared to 6.01% in 2003.

Interest income on investment securities decreased $698,000 or 15.0% primarily as a result of reduced average dollar amount outstanding and reduced yield on those investments.

Interest income on mortgage-related securities increased $18.3 million or 62.6% as a result of investing the $404.8 million of net stock proceeds in late 2003 and additional borrowings in 2004 into mortgage-related securities. All of the funds were invested in mortgage-related securities with initial average lives of 3 to 4 years and at a yield of approximately 4.50%.

Interest income on interest-earning deposits (which includes federal funds sold) decreased $2.4 million or 92.2% as a result of reduced dollars outstanding partially offset by an increase in average yield on those deposits. The federal funds sold and interest-earning deposits at December 31, 2003 were reinvested into mortgage-related securities.

Interest Expense

Interest expense on deposits decreased $9.3 million or 18.1% as a result of decreased average cost of deposits and decreased dollar amount of deposits. The average cost of deposits for 2004 was 2.23% as compared to 2.51% in 2003. The decrease in the cost of deposits was the result of relatively flat market interest rates and our efforts to price deposits closer to the median of the market rather than at the higher end of the market offerings. However, as a result of this pricing decision, our deposit portfolio decreased throughout 2004.

Interest expense on borrowings decreased $1.6 million or 9.1% as a result of the reduced average cost of borrowings partially offset by an increase in the dollar amount of average borrowings. Average borrowings in 2004 increased $95.3 million and at December 31, 2004, borrowings were $462.0 million higher than at December 31, 2003. We used the proceeds of these borrowings as well as our existing capital resources, to fund an increase in the loan portfolio, an increase in mortgage-related securities, a decrease in the deposit portfolio and repurchases of our shares. In the fourth quarter of 2004, we borrowed $200.0 million from the FHLB of Chicago at a cost of 2.77% and reinvested those funds into mortgage-related securities. The average cost of borrowings in 2004 was 3.94% as compared to 5.63% in 2003. The decrease in the average cost was the result of the new borrowings being added at a cost that was less than the average cost of borrowings and the refinancing of $200.0 million in September of 2004. The refinanced $200.0 million of borrowings had an average cost of 5.70% and were refinanced at an interest rate of 2.75%. As a result of prepaying the $200.0 million of FHLB borrowing, we paid a prepayment penalty of $1.7 million. The prepayment of the FHLB borrowings was done as a result of management anticipating a rise in interest rates at the time the original FHLB borrowings matured and its desire to lock in relatively lower interest rates, which should favorably affect related interest expense going forward; the prepayment fees were more than offset by interest savings. The balance of our borrowings at December 31, 2004 were overnight funds or fixed rate short term borrowings.

Provision for Loan Losses

Provisions for loan losses in 2004 and 2003 were $1.3 million. The $1.3 million in the provisions for loan losses for 2004 was primarily determined as a result of charge-offs of loans totaling $1.3 million. The charge-offs in 2004 were primarily attributed to one commercial loan that was placed in real estate owned and subsequently liquidated. In addition , there is one large commercial loan, of approximately $3.2 million that was non-performing at December 31, 2004 that we are closely monitoring and working with the business owners in an effort to arrange repayment.

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

The allowance for loan losses at December 31, 2004 was $13.9 million or 222.1% of non-performing loans and 176.5% of non-performing assets as compared to $13.8 million or 132.8% of non-performing loans and 125.2% of non-performing assets at December 31, 2003. The loan loss allowance to total loans was 0.74% at December 31, 2004 as compared to 0.80% at December 31, 2003.

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

Noninterest Income

Total noninterest income decreased $3.4 million or 17.6% to $16.2 million as compared to $19.6 million for 2003. The decrease was primarily the result of decreased dollar amount of loan sales which correspondently decreased the gains on sales of loans.

Service charges on deposits decreased $184,000 in 2004 primarily as a result of the decreased number of deposit accounts and customer utilization of on-line banking and credit cards. We believe the reduced number of checking accounts is the result of our change in the checking account pricing policy in 2003.

Brokerage and insurance commissions increased $348,000 or 13.8% as a result of increased annuity and insurance sales.

Loan related fees and servicing revenue increased $954,000 or 150.0% in 2004 primarily as a result of $1.4 million of mortgage loan servicing rights becoming impaired in 2003, which offset related income in that year. In 2004, there were no impairments to the mortgage servicing rights. Mortgage servicing rights normally become impaired from increased prepayments on mortgage loans which reduces the anticipated servicing fee income over the life of the loan.

Gains on sales of loans decreased substantially in 2004 as a result of reduced dollar amount of loan sales. Loan sales in 2004 were $120.5 million as compared to $461.1 million in 2003.

In the third quarter of 2004, we sold one-half of our interest in approximately 318 acres of owned real estate to an unrelated third party; the transaction resulted in a $2.0 million gain. We simultaneously established a limited liability company (Arrowood Development) with that party, in which we maintain a 50% interest, to develop the land. It is anticipated that the development of the real estate into a residential subdivision and subsequent sale of the developed lots will be a two-to four-year project.

Other income increased $37,000 or 0.8% in 2004 primarily as the result of increased ATM and checkcard fees.

Noninterest Expense

Compensation expense increased $4.5 million or 14.1% to $36.2 million in 2004 as compared to $31.7 million in 2003. The increase was primarily the result of reduced compensation and benefit cost deferrals on loan originations, vesting of restricted shares from the 2001 and 2004 Stock Incentive Plans and increased cost of benefits which included retirement and health expenses. Each loan that is originated has an incremental compensation and benefit cost determined and as loan originations decrease the incremental compensation and benefit cost deferrals decrease. In 2004, as a result of reduced refinancings of existing loans, the compensation and benefit cost deferrals decreased $2.2 million as compared to 2003.

At the 2004 Annual Meeting, shareholders approved a 2004 Stock Incentive Plan which authorized 4,106,362 stock options and 1,642,521 shares for a management recognition plan (“MRP” or “restricted stock”). In May 2004, 955,000 shares of restricted stock was granted to various officers. This grant and the fair market valuation of ESOP shares increased compensation expense approximately $1.8 million in 2004 as compared to 2003. Health insurance and pension costs increased a $1.1 million primarily as a result of increased health insurance premiums and decreased rates of return on pension investments.

Occupancy and equipment expense remained fairly constant when compared to 2003 primarily as a result of not adding any new offices in 2004. However, in 2005, we anticipate adding two new branch offices (in the Racine area) and one new office in the Waukesha area. The net effect of adding these new offices will be to increase our occupancy and equipment expense and other operating expenses in 2005.

Other expenses increased slightly in 2004 as compared to 2003. However, within the other expenses, marketing costs decreased $234,000 primarily as a result of the non-recurring expenses associated with the merger of our two subsidiary banks in March 2003. This marketing expense decrease was offset by increases in real estate owned expense associated with the disposal of a large commercial loan and increased auditing costs associated with the internal control attestation required as part of the implementation of Sarbanes-Oxley Act Section 404.

Income Taxes

The effective tax rate for 2004 was 34.6%, as compared to an effective tax rate of 34.1% in 2003.

Bank owned life insurance income is permanently tax deferred if the policy is held to the participant’s death. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.

Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state bank subsidiaries. The Department has asserted the position that some or all of the income of the out of state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many such organizations, including our Nevada subsidiaries; its audit of Bank Mutual and its Nevada subsidiaries has not yet been concluded, and the Department has not asserted a claim against the Bank or its subsidiaries.

The Department sent letters in late July 2004 to Wisconsin financial institutions (whether or not they were undergoing an audit) reporting on settlements relating to these issues involving, at that time, 17 financial institutions and their out-of-state investment subsidiaries. The letter provided a summary of available settlement parameters. For prior periods they include: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes relating to a limited time period; limitations on net operating loss carry forwards and interest on past-due taxes (but no penalties). For 2004 and going forward, the letter states similar provisions, including limits on subsidiaries’ assets which could be considered in determining income not subject to Wisconsin taxation. As outlined, the settlement would result in the rescission of prior letter rulings, and purport to be binding going forward except for future legislation or change by mutual agreement. However, the letter appears to implicitly accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes. The Department’s positions may be challenged by one or more financial institution in the state.

The Company has engaged in discussions with the Department and has advised the Department that it wishes to receive and consider a proposal from the Department. In particular, the Company asked the Department to consider some specific factors which the Company believes may distinguish it from many other institutions. We have received certain information from the Department to further evaluate its position and our alternatives under our particular circumstances. The Company believes that it will need more specific detail than was included in the Department’s July letter or subsequent communications to quantify in any definitive way the Department’s view of its exposure, either for past periods or with respect to operations going forward, and to evaluate the Company’s alternatives. A determination on how to proceed will depend in part on further communication from and actions by the Department.

Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of Bank Mutual Corporation. The Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department‘s long standing interpretations thereof. We also may incur further costs in the future to address these issues.

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

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization, and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with more borrowing in periods in which their operations generate less cash. In the event these sources of liquidity would become inadequate, Bank Mutual believes that it could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed. During 2004, we substantially increased our levels of FHLB borrowings, in part to take advantage of what we believe were favorable borrowing opportunities and in part to fund growth without the need to grow deposits by offering above-market promotional interest rates.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during 2004, loan prepayments decreased significantly because of the stable interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination and purchase of one-to four-family real estate loans, multi-family and commercial real estate loans, home equity loans, other consumer loans, commercial business loans, the purchase of mortgage-related securities, and to a lesser extent, the purchase of investment securities.

These investing activities were funded by principal payments on mortgage loans and mortgage-related securities, calls and maturities on investment securities, borrowings, deposits, and funds provided by our operating activities.

At December 31, 2004, we exceeded each of the applicable regulatory capital requirements for our savings bank subsidiary. In order to be classified as “well-capitalized” by the FDIC we are required to have leverage (tier 1) capital of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of at least 10.00%. At December 31, 2004, Bank Mutual had a risk-based total capital ratio of 28.85% and a leverage ratio of 13.74%. See “Notes to Consolidated Financial Statements—Note 8. Shareholders’ Equity.” We believe that our relatively high capital levels as compared to industry standards, which primarily resulted from our stock offering in 2003, provide us with the flexibility to increase leverage through borrowings, as we did in 2004, and to prudently repurchase shares, as we have with share repurchase programs in 2004 and 2005.

Shareholders’ equity is decreased by unearned ESOP shares, which represents shares in the Bank Mutual Employee Stock Ownership Plan which have not yet been earned by participating employees, and unearned deferred compensation, which represents stock grants under the management recognition plan (“MRP”) component of its 2004 and 2001 Stock Incentive Plans. See “Notes to Consolidated Financial Statements — Note 1. Summary of Significant Accounting Policies.” Shareholders’ equity is decreased by $4.8 million of accumulated other comprehensive income, consisting primarily of net unrealized losses, net of taxes, on securities available-for-sale. Bank Mutual Corporation in 2004 repurchased 6,642,521 shares under its stock repurchase programs, of which 955,000 restricted shares were re-issued to officers and directors in accordance with the 2004 Stock Incentive Plan and 298,736 were re-issued for exercises of stock options.

Cash and cash equivalents decreased $48.9 million during 2004; however, we still maintained $37.6 million of cash and cash equivalents at December 31, 2004. The Company used $378.6 million for investing activities, primarily as a result of purchases of mortgage-related and investment securities and an increase in the loan portfolio, partially offset by principal repayments on mortgage-related securities. The cash from operating activities of $27.7 million is primarily a result of Bank Mutual’s net income for the year, and non-cash expenses, offset by a net increase in other assets. Cash provided by financing activities of $302.0 million resulted primarily from the net proceeds of the borrowings, offset by our repurchases of securities and decreases in deposits.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents, as of December 31, 2004. significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
		(In thousands)
Deposits without a stated maturity (a)	$840,390	$—	$—	$—	$840,390
Certificates of deposits (a)	584,172	467,046	91,273	—	1,142,491
Borrowed funds (a)	168,010	407,955	1,025	46,935	623,925
Operating leases	1,142	1,616	1,223	455	4,436
Purchase obligations	2,160	4,320	4,320	750	11,520
Deferred retirement plans and deferred compensation plans	221	392	275	7,189	8,077

(a)	Excludes interest to be paid in the periods indicated.

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

The following table details the amounts and expected maturities of significant off balance sheet commitments as of December 31, 2004. Further discussion of these commitments is included in Note 13 to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
		(In thousands)
Commitments to extend credit:
Commercial	$5,635	$—	$—	$—	$5,635
Residential real estate	68,204	—	—	—	68,204
Revolving home equity and credit card lines	154,213	—	—	—	154,213
Standby letters of credit	3,618	85	—	—	3,703
Commercial letters of credit	22,261	—	—	—	22,261
Unused commercial lines of credit	21,098	—	—	—	21,098
Net commitments to sell mortgage loans	10,545	—	—	—	10,545

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

The Current Interest Rate Environment is Having an Adverse Impact on Our Net Interest Income. Beginning in June 2004, the Federal Reserve Board began increasing the Federal Funds target rate with the targeted rate being increased five times in 2004 and once in February 2005. Since these interest rate increases began, interest rates on short-term deposits have increased slightly. For example, the Federal Funds target rate was 1.00% as of December 31, 2003 and at December 31, 2004, the rate was 2.25%. The ten-year Treasury Bond rate was 4.25% as of December 31, 2003 and at December 31, 2004 the rate was 4.23%.

If interest rates continue to rise, the amount of interest we pay on deposits could increase more quickly than the amount of interest we receive on our loans, mortgage-related securities and investment securities. This could cause our profits to decrease. Rising interest rates would likely reduce the value of our mortgage-related securities and investment securities and may decrease demand for loans and make it more difficult for borrowers to repay their loans. Increasing market interest rates may also depress property values, which could affect the value of collateral securing our loans. For additional information on our exposure to interest rates, see “Quantitative and Qualitative Disclosures about Market Risk—Management of Interest Rate Risk.”

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

We Are Expanding Our Lending Activities in Riskier Areas. We have identified commercial real estate, commercial business and consumer loans as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, non-residential loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and therefore, earnings would be reduced.

Our consumer loan portfolio included $53.3 million of indirect auto loans at December 31, 2004. Borrowers may be more likely to become delinquent on an automobile loan than on a residential real estate loan. Moreover, unlike the collateral for real estate loans, automobiles depreciate rapidly and, in the event of default, principal loss as a percent of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, over which the Bank has no control. Similarly, any non-real estate collateral securing commercial business loans may depreciate over time and fluctuate in value.

Increases in Market Interest Rates are Likely to Adversely Affect Equity. As of December 31, 2004, we owned $1.3 billion of securities available-for-sale. Generally accepted accounting principles require that we carry these securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are carried as a component of shareholders’ equity. When market rates of interest increase, the fair value of our securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. As of December 31, 2004, the Company’s available-for-sale portfolio had an unrealized loss of $5.8 million.

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

We Have Significant Intangible Assets Which May Need to be Written Off as an Expense in the Future. The Company has approximately $52.6 million in goodwill, $4.4 million in other intangible assets and $4.5 million of mortgage servicing rights as of December 31, 2004. As a result of SFAS No. 142, the Company no longer amortizes goodwill but will continue to amortize the other intangible assets over seven to fifteen years and will evaluate the mortgage servicing rights for impairment on a monthly basis. We will periodically check goodwill, and the other intangible assets for impairment. At some point in the future, our intangible assets may become impaired, and we would need to write them off as a reduction to earnings in the period in which they became impaired.

Stock-Based and Other Benefits Affect Our Results. We have adopted stock incentive plans which provided for the granting of options to purchase common stock and for awards of common stock to our eligible officers, employees and directors. We also have an employee stock ownership plan, and have adopted a restoration plan that will supplement the benefits to selected executive officers under the employee stock ownership plan and our 401(k) plan. The cost of the employee stock ownership plan will vary based on our stock price at specific points in the future. Additionally, we experienced an increase in employee health care costs in 2004, and expect further increases in 2005. These expenses will continue to affect our future earnings, as may other factors, such as government mandates, which would further increase the cost of compensation and/or benefits that are provided to employees.

Wisconsin Tax Developments Could Reduce Our Net Income. The Bank has Nevada subsidiaries which hold and manage investment securities and other investments. Because the subsidiaries are out of state, related income has not been subject to tax in Wisconsin. The Wisconsin Department of Revenue has implemented a program for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada, and presumably will seek to impose Wisconsin state income taxes on income from those operations, at least on a going forward basis. The Department has announced terms and conditions on which is has settled similar issues with other financial institutions in the state. The Company believes that it will need more specific detail than was included in that announcement or subsequent communications to quantify in any definitive way the Department’s view of its exposure, either for past periods or with respect to operations going forward, and to evaluate the Company’s alternatives. A determination on how to proceed will depend in part on further communication from and actions by the Department.

Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of Bank Mutual Corporation. We may also need to incur costs in the future to address any action taken against us by the Department.

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

Our Return on Shareholders’ Equity Is Reduced as a Result of the 2003 Offering. Net income divided by average shareholders’ equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Due to the large amount of additional capital that we raised in our stock offering in late 2003, our return on equity decreased as compared to our performance in prior years, pending optimal deployment of that additional capital. While we have deployed a significant amount of that capital (including market purchases of our shares in our share repurchase programs), our capital remains relatively high by industry standards. Until we can increase our net interest income and non-interest income, we expect that our return on equity may be below the industry average, which may negatively impact the value of our common stock.

Our Borrowings Have Significantly Increased, Which Further Exposes Us to the Risks of Leverage. Although our capital levels remain high, we substantially increased our borrowings in 2004. Borrowings tend to be a more costly source of funds than deposits. In addition, if interest rates change substantially, we may be less able to adjust our interest rate exposure on these borrowings than we would in the case of deposits. We will also need to have capital resources or other sources of funds to repay these borrowings when they come due, which we cannot assure.

Economic Conditions and World Events Could Affect Our Earnings. The United States economy began to improve in 2003 and continued to improve in 2004 according to economists. However, significant uncertainty remains in the economy. We do not know how swift or strong the recovery will be or how long it will continue. The effects of a recession, or a weak economy, can significantly affect our operations and profitability. For example, higher unemployment and reduced business sales or profits can make it more difficult for borrowers to repay their loans. Similarly, reduced income or confidence can lead consumers to reduce their purchases, and thus reduce loan demand.

The national and local economies were adversely affected by the attacks of September 11, 2001 and their aftermath and other world events such as the Iraq conflict. Bank Mutual Corporation, and the economy as a whole, may be affected by future world events, such as acts of terrorism, developments in the war on terrorism, conflict in the Middle East, and the international situation in North Korea and Iran.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2004 (unaudited)
Interest income	$36,661	$36,253	$36,756	$39,251
Interest expense	14,569	14,370	14,413	15,146

Net interest income	22,092	21,883	22,343	24,105
Provision for loan losses	490	384	267	189

Net income after provision for loan losses	21,602	21,499	22,076	23,916
Total noninterest income	3,847	4,429	3,876	4,023
Total noninterest expense	14,753	15,019	15,059	15,251

Income before income taxes	10,696	10,909	10,893	12,688
Income taxes	3,622	3,791	3,859	4,360

Net income	$7,074	$7,118	$7,034	$8,328

Earnings per share - Basic	$0.09	$0.09	$0.09	$0.11

Earnings per share - Diluted	$0.09	$0.09	$0.09	$0.11

Cash dividend paid per share	$0.04	$0.04	$0.05	$0.05

2003 (unaudited)
Interest income	$36,696	$35,576	$33,802	$34,996
Interest expense	18,510	18,077	16,975	15,920

Net interest income	18,186	17,499	16,827	19,076
Provision for loan losses	258	109	—	937

Net income after provision for loan losses	17,928	17,390	16,827	18,139
Total noninterest income	4,505	5,037	6,166	3,910
Total noninterest expense	13,381	14,360	14,080	13,787

Income before income taxes	9,052	8,067	8,913	8,262
Income taxes	3,183	2,887	2,912	2,713

Net income	$5,869	$5,180	$6,001	$5,549

Earnings per share - Basic	$0.08	$0.07	$0.08	$0.07

Earnings per share - Diluted	$0.08	$0.06	$0.08	$0.07

Cash dividend paid per share	$0.027	$0.027	$0.030	$0.035

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

Historically, our lending activities have emphasized one- to four-family first and second mortgage loans. Our primary source of funds has been deposits and borrowings, consisting primarily of time deposits and borrowings which have substantially shorter terms to maturity than the loan portfolio. We have employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:

•	emphasizing the origination of adjustable-rate and certain 15-year fixed rate mortgage loans for our portfolio, and selling certain 15 and 20 year fixed rate mortgage loans and all 30-year fixed rate mortgage loans;

•	maintaining a significant level of investment securities and mortgage-related securities with a weighted average life of less than eight years or with interest rates that reprice in less than five years; and

•	managing deposits and borrowings to provide stable funding.

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

At December 31, 2004, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $58.1 million. This represented a negative cumulative one-year interest rate sensitivity gap of 1.69%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 95.5%.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

i)	Investment securities - based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities - based upon an independent outside source for determining cash flows (prepayment speeds).

iii)	Loans - based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

iv)	Deposits - based upon contractual maturities and our historical decay rates.

v)	Borrowings - based upon the earlier of call date or final maturity.

	At December 31, 2004
	Within	Three to	More Than	More Than	Over
	Three	Twelve	One Year -	Three Years -	Five
	Months	Months	Three Years	Five Years	Years	Total
			(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$23,229	$73,016	$157,070	$93,176	$191,777	$538,268
Adjustable	163,275	192,319	323,793	113,293	15,627	808,307
Consumer loans	106,509	134,596	152,339	51,776	32,051	477,271
Commercial and industrial loans	17,792	19,767	26,317	5,297	997	70,170
Interest-earning deposits	707	!	!	!	!	707
Investment securities	50,977	1,750	14,719	!	!	67,446
Mortgage-related securities:
Fixed	100,581	252,228	444,063	203,092	215,913	1,215,877
Adjustable	57,420	!	!	!	!	57,420
Other interest-earning assets	38,186	!	!	!	!	38,186

Total interest-earning assets	558,676	673,676	1,118,301	466,634	456,365	3,273,652

Noninterest-bearing and interest- bearing liabilities:
Noninterest-bearing demand accounts	2,498	7,163	16,890	14,098	71,206	111,855
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	3,831	10,987	25,907	21,625	109,200	171,550
Savings accounts	7,187	19,331	43,781	34,548	142,592	247,439
Money market accounts	309,410	!	!	!	!	309,410
Time deposits	289,191	332,116	429,212	91,197	!	1,141,716
Advance payments by borrowers for taxes and insurance	2,796	!	!	!	!	2,796
Borrowings	287,682	18,278	409,344	2,602	43,619	761,525

Total interest-bearing liabilities	902,595	387,875	925,134	164,070	366,617	2,746,291

Interest rate sensitivity gap	$(343,919)	$285,801	$193,167	$302,564	$89,728	$527,361

Cumulative interest rate sensitivity gap	$(343,919)	$(58,118)	$135,049	$437,613	$527,361

Cumulative interest rate sensitivity gap as a percentage total assets	(9.98)%	(1.69)%	3.92%	12.70%	15.31%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	61.90%	95.50%	106.10%	118.39%	119.20%

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2004. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)
+300	$539,401	$(243,693)	(31.10)%	17.05%	(24.20)%
+200	622,280	(160,815)	(20.50)	19.03	(15.30)
+100	708,961	(74,133)	(9.50)	20.97	(6.80)
0	783,095	—	—	22.49	—
-100	816,333	33,239	4.20	23.00	2.30
-200	817,196	34,101	4.40	22.69	0.90
-300	810,600	27,506	3.50	22.21	(1.20)

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

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Report on Consolidated Financial Statements

Board of Directors
Bank Mutual Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation (the Company) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2005 expressed an unqualified opinion thereon.

As discussed in Note 1, in 2003 the Company changed its method for accounting for goodwill.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
January 28, 2005

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31
	2004	2003
	(In Thousands)
Assets
Cash and due from banks	$36,868	$36,384
Federal funds sold	—	30,000
Interest-earning deposits	707	20,119

Cash and cash equivalents	37,575	86,503
Securities available-for-sale, at fair value:
Investment securities	68,753	67,854
Mortgage-related securities	1,266,224	1,053,349
Loans held for sale	4,987	4,056
Loans receivable, net	1,875,885	1,712,278
Goodwill	52,570	52,570
Other intangible assets	4,412	5,073
Mortgage servicing rights	4,542	4,698
Other assets	130,351	122,146

	$3,445,299	$3,108,527

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,982,881	$2,052,290
Borrowings	761,525	299,491
Advance payments by borrowers for taxes and insurance	2,796	2,987
Other liabilities	25,348	22,679

	2,772,550	2,377,447

Minority interest in real estate development	2,295	—

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized – 20,000,000 shares in 2004 and 2003
Issued and outstanding – none in 2004 and 2003	—	—
Common stock – $.01 par value:
Authorized – 200,000,000 shares in 2004 and 2003
Issued – 78,783,849 shares in 2004 and 78,775,779 shares in 2003
Outstanding – 73,485,113 in 2004 and 78,775,779 in 2003	788	788
Additional paid-in capital	495,858	495,990
Retained earnings	258,110	241,958
Unearned ESOP shares	(4,865)	(5,766)
Accumulated other comprehensive income	(4,844)	149
Unearned deferred compensation	(10,076)	(2,039)
Treasury stock – 5,298,736 shares in 2004	(64,517)	—

Total shareholders’ equity	670,454	731,080

	$3,445,299	$3,108,527

See accompanaying notes to consolidated financial statements:

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2004	2003	2002
	(In Thousands, Except Per Share Amounts)
Interest income:
Loans	$97,330	$104,623	$124,490
Investment securities	3,956	4,654	5,580
Mortgage-related securities	47,431	29,164	32,256
Interest-earning deposits	204	2,629	3,106

Total interest income	148,921	141,070	165,432

Interest expense:
Deposits	42,117	51,419	64,891
Borrowings	16,345	17,975	22,544
Advance payments by borrowers for taxes and insurance	36	88	243

Total interest expense	58,498	69,482	87,678

Net interest income	90,423	71,588	77,754
Provision for loan losses	1,330	1,304	760

Net interest income after provision for loan losses	89,093	70,284	76,994

Noninterest income:
Service charges on deposits	4,630	4,814	4,634
Brokerage and insurance commissions	2,875	2,527	3,157
Loan related fees and servicing revenue (loss)	1,590	636	(1,056)
Gain on sales of loans	1,569	6,855	5,993
Gain on sales of securities	537	121	9
Gain on sale of real estate	2,009	—	—
Loss on retirement of debt	(1,737)	—	—
Other	4,702	4,665	3,939

Total noninterest income	16,175	19,618	16,676

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	36,214	31,747	31,350
Occupancy and equipment	10,853	10,871	10,533
Amortization of other intangible assets	661	661	662
Other	12,354	12,329	11,624

Total noninterest expenses	60,082	55,608	54,169

Income before income taxes	45,186	34,294	39,501
Income taxes	15,632	11,695	12,956

Net income	$29,554	$22,599	$26,545

Per share data:
Earnings per share - basic	$0.39	$0.30	$0.34

Earnings per share - diluted	$0.38	$0.29	$0.34

Cash dividends per share paid	$0.18	$0.12	$0.093

See accompanying notes to consolidated finacial statements.

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares
	(In Thousands, Except Per Share Amounts)
Balances at January 1, 2002	$820	$107,446	$201,777	$(7,850)
Comprehensive income:
Net income	—	—	26,545	—
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,593	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Issuance of management recognition plan shares	—	1,207	—	1,203
Committed ESOP Shares	—	(176)	—	—
Cash dividends ($0.093 per share)	—	—	—	—
Purchase of shares for the ESOP	—	—	(3,390)	—

Balances at December 31, 2002	820	108,477	224,932	(6,647)
Comprehensive income:
Net income	—	—	22,599	—
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $5,853	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	2,087	352	881
Exercise of stock options	1	(253)	—	—
Amortization of deferred compensation	—	34	—	—
Cash dividends ($0.12 per share)	—	—	(5,925)	—
Proceeds from sale of stock	(33)	385,645	—	—

Balances at December 31, 2003	788	495,990	241,958	(5,766)
Comprehensive income:
Net income	—	—	29,554	—
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax benefit of $2,036	—	—	—	—
Minimum pension liability, net of deferred income tax benefit of $800	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Issuance of management recognition plan shares	—	(22)	—	—
Committed ESOP shares	—	2,800	—	901
Exercise of stock options	—	(2,910)	—	—
Amortization of deferred compensation	—	—	—	—
Cash dividends ($0.18 per share)	—	—	(13,402)	—

Balances at December 31, 2004	$788	$495,858	$258,110	$(4,865)

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of changes in Shareholder’s Equity

	Accumulated Other	Unearned
	Comprehensive	Deferred	Treasury
	Income (Loss)	Compensation	Stock	Total
	(In Thousands, Except Per Share Amounts)
Balances at January 1, 2002	$6,018	$(4,047)	$(66)	$304,098
Comprehensive income:
Net income	—	—	—	26,545
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,593	4,469	—	—	4,469

Total comprehensive income	—	—	—	31,014
Purchase of treasury stock	—	—	(12,417)	(12,417)
Issuance of management recognition plan shares	—	—	—	2,410
Committed ESOP Shares	—	—	622	446
Cash dividends ($0.093 per share)	—	914	—	914
Purchase of shares for the ESOP	—	—	—	(3,390)

Balances at December 31, 2002	10,487	(3,133)	(11,861)	323,075
Comprehensive income:
Net income	—	—	—	22,599
Other comprehensive income	—	—	—	—
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $5,853	(10,338)	—	—	(10,338)
Total comprehensive income	—	—	—	12,261
Purchase of shares for the ESOP	—	—	(8,011)	(8,011)
Committed ESOP shares	—	—	—	3,320
Exercise of stock options	—	—	1,192	940
Amortization of deferred compensation		1,094	(461)	667
Cash dividends ($0.12 per share)	—	—	—	(5,925)
Proceeds from sale of stock	—	—	19,141	404,753

Balances at December 31, 2003	149	(2,039)	—	731,080
Comprehensive income:
Net income	—	—	—	29,554
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax benefit of $2,036	(3,801)	—	—	(3,801)
Minimum pension liability, net of deferred income tax benefit of $800	(1,192)	—	—	(1,192)

Total comprehensive income	—	—	—	24,561
Purchase of treasury stock	—	—	(78,859)	(78,859)
Issuance of management recognition plan shares	—	(10,193)	10,215	—
Committed ESOP shares	—	—	—	3,701
Exercise of stock options	—	—	4,127	1,217
Amortization of deferred compensation	—	2,156	—	2,156
Cash dividends ($0.18 per share)	—	—	—	(13,402)

Balance at December 31, 2004	$(4,844)	$(10,076)	$(64,517)	$670,454

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
		(In Thousands)
Operating activities:
Net income	$29,554	$22,599	$26,545
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,330	1,304	760
Provision for depreciation	3,253	3,021	2,811
Amortization of intangibles	661	661	662
Net (increase) decrease in mortgage servicing rights	156	(1,638)	1,190
Amortization of cost of stock benefit plans	5,857	3,987	3,298
Net premium amortization on securities	355	2,107	119
Net change in loans originated for sale	638	49,770	(8,657)
Net gain on sale of available-for-sale securities	(537)	(121)	(9)
Gain on sales of loans	(1,569)	(6,855)	(5,993)
Gain on sale of investment real estate	(2,009)	—	—
Gain on sale of real estate owned	(19)	(48)	(184)
Increase (decrease) in other liabilities	5,166	(8,022)	(9,971)
Increase in other assets	(14,633)	(5,447)	(2,330)
(Increase) decrease in accrued interest receivable	(530)	575	2,192

Net cash provided by operating activities	27,673	61,893	10,433

Investing activities:
Net purchases of investments in mutual funds	(968)	(10,903)	(1,030)
Proceeds from maturities of investment securities	27,000	124,872	51,897
Purchases of investment securities	(25,512)	(117,598)	(35,360)
Purchases of mortgage-related securities	(523,334)	(923,451)	(365,312)
Principal repayments on mortgage-related securities	302,848	470,994	275,518
Proceeds from sale of investment securities	537	8,076	4,032
Net (increase) decrease in loans receivable	(159,892)	(26,459)	143,192
Proceeds from sale of investment real estate	2,182	—	—
Proceeds from sale of foreclosed properties	3,223	1,003	1,182
Increase in Federal Home Loan Bank stock	(2,688)	(2,613)	(1,652)
Purchases of premises and equipment	(2,029)	(3,896)	(3,658)

Net cash provided (used) by investing activities	(378,633)	(479,975)	68,809

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2004	2003	2002
		(In Thousands)
Financing activities:
Net increase (decrease) in deposits	$(68,767)	$(73,371)	$36,761
Net increase (decrease) in short-term borrowings	137,600	(22,679)	(656)
Proceeds from long-term borrowings	556,446	28,125	8,245
Repayments on long-term borrowings	(232,012)	(60,933)	(117,971)
Net decrease in advance payments by borrowers for taxes and insurance	(191)	(73)	(439)
Proceeds from sale of stock	—	404,753	—
Proceeds from exercise of stock options	1,217	940	472
Cash dividends	(13,402)	(5,925)	(3,390)
Purchase of treasury stock	(78,859)	(8,011)	(12,417)

Net cash provided (used) by financing activities	302,032	262,826	(89,395)

Decrease in cash and cash equivalents	(48,928)	(155,256)	(10,153)
Cash and cash equivalents at beginning of year	86,503	241,759	251,912

Cash and cash equivalents at end of year	$37,575	$86,503	$241,759

Supplemental information:
Interest paid on deposits	$42,759	$52,413	$65,438
Income taxes paid	13,881	11,764	13,684
Loans transferred to foreclosed properties and repossessed assets	5,045	1,461	1,406
Issuance of management recognition plan shares	10,193	—	—

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies

Organization

From November 1, 2000 until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the regulatory restructuring of Mutual Savings Bank, into mutual holding company form. Until October 29, 2003, Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which Mutual Savings Bank’s depositors held all of the voting and membership rights, owned a majority of Bank Mutual Corporation’s outstanding common stock.

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

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Bank Mutual has the following wholly owned subsidiaries: Lake Financial and Insurance Services, Mutual Investment Corporation, MC Development Ltd., and First Northern Investments Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. Bank Mutual also has two 50% owned subsidiaries, Savings Financial Corporation, which is accounted for using the equity method, and Arrowood Development, LLC, which is consolidated into the financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004
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

Loans Held for Sale

Loans held for sale, which generally consist of current production of certain fixed-rate mortgage loans, are recorded at the lower of cost or market value, determined on an individual loan basis. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.

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

December 31, 2004
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

Mortgage Servicing Rights

Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The total cost of loans sold is allocated between the loan balance and the servicing asset based on their relative fair values. The total cost of loans sold is allocated between the loan balance and their servicing asset based on their relative fair values. The capitalized value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

Mortgage Banking Loan Commitments

In connection with its mortgage banking activities, the Company enters into loan commitments to fund residential mortgage loans at specified interest rates and within specified periods of time, generally up to 60 days from the time of rate lock. A loan commitment whose loan arising from exercise of the loan commitment will be held for sale upon funding is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.

In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
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

Goodwill and Other Intangible Assets

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is reviewed at least annually for impairment based upon guidelines specified by Statement of Financial Accounting Standards (“SFAS”) No. 142 — “Goodwill and Other Intangible Assets.” Other intangible assets, primarily attributed to the customer relationships acquired, are amortized over their estimated useful lives, generally seven to fifteen years. Other intangible assets are reviewed if facts and circumstances indicate that they may be impaired. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over periods of ten to twenty years and periodically assessed whether events or changes in circumstances indicated that the carrying amount of goodwill might be impaired.

Life Insurance Policies

Investments in life insurance policies owned by the Company are carried at the amount that could be realized under the insurance contract if the Company cashed them in on the respective dates.

Income Taxes

The Company files a consolidated federal income tax return and separate, or combined, state income tax returns, depending on the state. A deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized. Changes in valuation allowances are recorded as a component of income taxes.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding. Vested shares of restricted stock which have been awarded under the management recognition plan (“MRP”) provisions of the Company’s 2004 and 2001 Stock Incentive Plans, are considered common stock equivalents and are included in the weighted-average number of shares outstanding for basic EPS. Nonvested MRP shares are considered common stock equivalents and are included in the weighted-average number of shares outstanding for diluted EPS.

Pension Costs

The Company has both defined benefit and defined contribution plans. The Company’s net periodic pension cost of the defined benefit plan consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the retirement plan, amortization of transitional assets over a period of 15 years, amortization of prior service cost and amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants. The costs associated with the defined contribution plan consist of a predetermined percentage of compensation, which is determined by the Company’s Board of Directors.

Segment Information

The Company has determined that it has one reportable segment – community banking. Bank Mutual offers a range of financial products and services to external customers, including: accepting deposits from the general public; originating residential, consumer and commercial loans; and marketing annuities and other insurance products.

Stock Compensation

In May 2001, the Company shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), providing for restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted during the year ended December 31, 2001 to employees in management positions and directors and 124,737 shares were subsequently forfeited. No shares were granted during the years ended December 31, 2002 and 2003. The outstanding 2001 MRP grants had a fair value of $5,001 at December 31, 2004.

In May 2004, the Company shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), providing for MRP awards up to 1,642,521 shares. Of these, 955,000 shares were granted during the year ended December 31, 2004. The outstanding 2004 MRP grants had a fair value of $11,622 at December 31, 2004. The 2001 and 2004 MRP grants are being amortized to compensation expense as the Company’s employees and directors become vested in the granted shares.

The amount amortized to expense was $2,156 for the year ended December 31, 2004 and $667 for the year ended December 31, 2003. The remaining unamortized cost of the MRP is reflected as a reduction of shareholders’ equity as unearned deferred compensation.

Options for 4,050,122 shares were granted on May 8, 2001 under the 2001 Plan at an exercise price of $3.2056 and expire on May 8, 2011. On May 3, 2004, options for an additional 2,382,000 shares were granted under the 2004 Plan at an exercise price of $10.673 per share and expire May 3, 2014.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies (continued)

The following schedule reflects stock options for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31
	2004		2003		2002
	Stock	Weighted	Stock	Weighted	Stock	Weighted
	Options	Avg. Cost	Options	Avg. Cost	Options	Avg. Cost

Outstanding at beginning of year	3,298,590	$3.2056	3,819,346	$3.2056	4,013,436	$3.2056
Granted	2,382,000	$10.6730	–	–	–	–
Exercised	403,637	$3.2056	368,143	$3.2056	147,132	$3.2056
Forfeited	–	–	152,613	$3.2056	46,958	$3.2056

Outstanding at end of year	5,276,953	$6.5760	3,298,590	$3.2056	3,819,346	$3.2056

	At December 31, 2004
	Unexercisable Stock Options		Exercisable Stock Options
		Remaining
Price	Shares	Contractual Life	Shares	Exercise Price
$3.2056	1,420,495	6.4 years	1,474,458	$3.2056
$10.6730	2,382,000	9.3 years

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	2004	2003	2002
Risk-free interest rate	4.81 - 5.30%	5.30%	5.30%
Dividend yield	2.00%	2.00%	2.00%
Expected stock volatility	11.76 – 26.30%	26.30%	26.30%
Expected years until exercise	5.00 – 9.25	6.00	7.00

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

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies (continued)

The Company accounts for the stock options in accordance with APB Opinion 25, as allowed under SFAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. Pursuant to SFAS No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	Year Ended December 31
	2004	2003	2002

Net income:
As reported	$29,554	$22,599	$26,545
Pro forma	$28,689	$21,880	$25,826
Basic earnings per share:
As reported	$0.39	$0.30	$0.34
Pro forma	$0.38	$0.29	$0.33
Diluted earnings per share:
As reported	$0.38	$0.29	$0.34
Pro forma	$0.37	$0.28	$0.32

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Recent Accounting Changes

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation Number (“FIN”) 46. FIN 46 required the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. The provisions of this statement were effective immediately for variable interests in variable interest entities (“VIE’s”) created after January 31, 2003. The Corporation adopted FIN 46 for the quarter ended December 31, 2003.

Management has evaluated the applicability of FIN 46 on various investments and interests, including low-income housing partnership interests, small business commercial real estate partnerships and historic tax credit partnerships. The Company has determined as of December 31, 2003, that it did not have any VIEs. In 2004, a partnership, which is 50% owned by the Company, was established to develop 318 acres of owned real estate with an unrelated third party, which is classified as a VIE. This VIE is recorded on the statement of financial condition as an increase in other assets ($2.3 million) and is accompanied by an increase in minority interest in real estate development as a mezzanine item, after liabilities and before shareholders’ equity. The income and expenses of the partnership are presented in other income and expenses are presented in other expenses of the statement of income.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
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

The FASB Emerging Issues Task Force (“EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to provide guidance on certain accounting issues. Specifically, it provided guidance to better define when and whether unrealized losses in the investment category of “Available-for-Sale” should be deemed other than temporary and if the unrealized losses are other than temporary requiring immediate recognition through the statement of income. In September 2004, FASB, after receiving input from businesses, delayed the implementation of certain aspects of the issue which addresses the determination of other-than-temporary issues and will reconsider in its entirety the EITF and all other guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities.

On December 16, 2004, FASB issued SFAS No. 123 (“R”evised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS No. 123(R) on July 1, 2005.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no material impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in “Note 1. Summary of Significant Accounting Policies...Stock Compensation” to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to the cash flows of the Company.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

2. Securities, Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2004:
Investment securities:
U.S. government and federal agency obligations	$19,967	$46	$(182)	$19,831
Mutual funds	46,018	12	(640)	45,390
Stock in federal agencies	1,461	2,071	–	3,532

Total investment securities	67,446	2,129	(822)	68,753
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	635,806	1,525	(6,307)	631,024
Federal National Mortgage Association	544,928	2,709	(4,834)	542,803
Private Placement CMOs	9,928	–	–	9,928
Government National Mortgage Association	82,635	111	(277)	82,469

Total mortgage-related securities	1,273,297	4,345	(11,418)	1,266,224

Total	$1,340,743	$6,474	$(12,240)	$1,334,977

The following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position			Total	Total
	Unrealized			Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	Number	Estimated	Loss	of	Fair	Loss	Fair
	Amount	of Securities	Fair Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. government and federal agency obligations
Corporate issue obligations	$(89)	1	$7,630	$(93)	2	$6,907	$(182)	$14,537
Mutual funds	–	–	–	(640)	2	44,707	(640)	44,707

Stock in federal agencies	–	–	–	–	–	–	–

Total investment securities	(89)	1	7,630	(733)	4	51,614	(822)	59,244
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(3,827)	47	294,753	(2,480)	36	129,105	(6,307)	423,858
Federal National Mortgage Association	(1,498)	37	227,989	(3,336)	38	182,415	(4,834)	410,404
Government National Mortgage Association	(71)	4	31,789	(206)	5	37,877	(277)	69,666

Total mortgage-related securities	(5,396)	88	554,531	(6,022)	79	349,397	(11,418)	903,928

Total	$(5,485)	89	$562,161	$(6,755)	83	$401,011	$(12,240)	$963,172

The Company does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis. The Company has the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

2. Securities, Available-for-Sale (continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2003:
Investment securities:
U.S. government and federal agency obligations	$21,434	$352	$(50)	$21,736
Mutual funds	45,051	20	(374)	44,697
Stock in federal agencies	1,461	—	(40)	1,421

Total investment securities	67,946	372	(464)	67,854
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	518,893	3,053	(3,774)	518,172
Federal National Mortgage Association	444,167	4,700	(3,371)	445,496
Private Placement CMOs	537	6	—	543
Government National Mortgage Association	89,589	322	(773)	89,138

Total mortgage-related securities	1,053,186	8,081	(7,918)	1,053,349

Total	$1,121,132	$8,453	$(8,382)	$1,121,203

The amortized cost and fair values of securities by contractual maturity at December 31, 2004, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$5,248	$5,294
Due after one year through five years	14,719	14,537
Due after five years through ten years	—	—
Mutual funds	46,018	45,390
Stock in Federal Agencies	1,461	3,532
Mortgage-related securities	1,273,297	1,266,224

	$1,340,743	$1,334,977

The following table summarizes the adjustment to other comprehensive income and the related tax effect for each of the three years ended December 31:

	2004	2003	2002

Change in unrealized holding gain (loss) on available-for-sale securities during the period
Unrealized net gains (losses)	$(5,837)	$(16,070)	$7,071
Related tax expense (benefit)	(2,036)	(5,809)	2,596

	(3,801)	(10,261)	4,475

Less: Reclassification adjustment for gains included in income Related gains on available-for-sale securities	—	121	9
Related tax expense	—	44	3

	—	77	6

Change in other comprehensive income	$(3,801)	$(10,338)	$4,469

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

2. Securities, Available-for-Sale (continued)

Investment securities with a fair value of approximately $133,518 and $14,048 at December 31, 2004 and 2003, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law. See also Notes 6 and 11 for additional information regarding security pledges.

3. Loans Receivable

Loans receivable consist of the following:

	December 31
	2004	2003

Mortgage loans:
One-to-four family	$903,498	$793,247
Multifamily	161,641	124,494
Commercial real estate	195,708	209,293
Construction and development	141,394	122,436

Total mortgage real estate loans	1,402,241	1,249,470
Consumer and other loans:
Fixed equity	266,635	252,550
Home equity lines of credit	88,444	78,567
Student	20,519	20,546
Home improvement	24,293	12,605
Automobile	61,469	67,630
Other	15,911	18,623

Total consumer and other loans	477,271	450,521
Total commercial business loans	70,170	75,022

Total loans receivable	1,949,682	1,775,013
Less:
Undisbursed loan proceeds	60,653	47,743
Allowance for loan losses	13,923	13,771
Unearned loan fees and discounts	(779)	1,221

	73,797	62,735
Total loans receivable – net	$1,875,885	$1,712,278

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties housing one-to-four families which are generally located in the Company’s local lending areas in Wisconsin, Michigan and Minnesota. Non-accrual loans at December 31, 2004 were $5,683 and at December 31, 2003, were $9,288.

A summary of the activity in the allowance for loan losses follows:

	Year ended December 31
	2004	2003	2002

Balance at beginning of year	$13,771	$12,743	$12,245
Provisions	1,330	1,304	760
Charge-offs	(1,253)	(501)	(481)
Recoveries	75	225	219

Balance at end of year	$13,923	$13,771	$12,743

The unpaid principal balance of loans serviced for others was $620,055, $649,332, and $638,801 at December 31, 2004, 2003 and 2002, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

3. Loans Receivable (continued)

     The following table presents data on impaired loans:

	December 31
	2004	2003
Impaired loans for which an allowance has been provided	$7,153	$16,254
Impaired loans for which no allowance has been provided	1,503	738

Total loans determined to be impaired	$8,656	$16,992

Allowance for loan losses related to impaired loans	$3,524	$3,477

	Year ended December 31
	2004	2003	2002
Average recorded investment in impaired loans	$8,706,263	$9,396,890	$–

Cash basis interest income recognized from impaired loans	$293,073	$408,617	$–

4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at December 31, 2004 is presented in the following table.

	2004	2003	2002
Mortgage servicing rights at beginning of year	$4,698	$6,149	$4,738
Additions	1,529	4,480	3,251
Amortization	(1,685)	(5,931)	(1,840)

Mortgage servicing rights at end of year	4,542	4,698	6,149
Valuation allowance	–	–	(3,089)

Balance	$4,542	$4,698	$3,060

In 2004, there were no permanent impairments, however in 2003, a charge of $1,419 was recorded for loans that had mortgage servicing rights that were permanently impaired. This amount is included with the amortization in the table above.

Deposit base intangibles had a carrying amount and a value net of accumulated amortization of $4,412 at December 31, 2004.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights (continued)

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
Twelve months ended December 31, 2004 (actual)	$1,685	$661	$2,346

Estimate for year ending December 31,
2005	$979	$661	$1,640
2006	978	661	1,639
2007	974	661	1,635
2008	949	618	1,567
2009	554	405	959
Thereafter	108	1,406	1,514

	$4,542	$4,412	$8,954

5. Other Assets

Other Assets are summarized as follows:

	December 31
	2004	2003
Accrued interest:
Mortgage-related securities	$4,581	$4,034
Investment securities	172	200
Loans receivable	6,599	6,586

Total accrued interest	11,352	10,820
Foreclosed properties and repossessed assets	1,621	630
Premises and equipment	43,966	45,196
Federal Home Loan Bank stock, at cost	38,186	35,498
Bank owned life insurance	19,324	18,268
Other	15,902	11,734

	$130,351	$122,146

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

5. Other Assets (continued)

Foreclosed properties and repossessed assets are summarized as follows:

	December 31
	2004	2003
Acquired by foreclosure or in lieu of foreclosure	$1,589	$529
Repossessed collateral	32	101

	$1,621	$630

Premises and equipment are summarized as follows:

	December 31
	2004	2003
Land and land improvements	$12,478	$12,748
Office buildings	41,342	40,139
Furniture and equipment	15,979	15,547
Leasehold improvements	929	1,093

	70,728	69,527
Less allowances for depreciation and amortization	26,762	24,331

	$43,966	$45,196

Depreciation expense for 2004, 2003 and 2002 was $3,253, $3,021 and $2,811, respectively.

Bank Mutual leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2012. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2004:

2005	$1,142
2006	877
2007	739
2008	724
2009	499
Thereafter	455

Total	$4,436

Rental expenses totaled $999, $974, and $1,022 for 2004, 2003 and 2002, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

6. Deposits

Deposits are summarized as follows:

	December 31
	2004	2003
Checking accounts:
Noninterest-bearing	$111,855	$110,099
Interest-bearing	171,565	157,231

	283,420	267,330

Money market accounts	309,531	358,003
Savings accounts	247,439	240,543

Certificate accounts:
Due within one year	584,172	510,195
After one but within two years	241,059	318,652
After two but within three years	225,987	140,604
After three but within four years	30,636	192,203
After four but within five years	60,637	24,760
After five years	–	–

	1,142,491	1,186,414

	$1,982,881	$2,052,290

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more is approximately $155,117 and $149,690 at December 31, 2004 and 2003, respectively.

Interest expense on deposits was as follows:

	Year ended December 31
	2004	2003	2002
Interest-bearing checking accounts	$359	$416	$833
Money market accounts	3,301	4,353	6,673
Savings accounts	1,084	1,490	2,402
Certificate accounts	37,373	45,160	54,983

	$42,117	$51,419	$64,891

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

7. Borrowings

Borrowings consist of the following:

		December 31
	2004			2003
		Weighted-			Weighted-
		Average			Average
	Balance	Rate	Balance		Rate

Federal Home Loan Bank advances maturing:
2004	$–	–%	$231,775		5.61%
2005	168,010	2.43	17,996		5.20
2006	407,955	2.80	7,948		4.85
2007	–	–	–		–
2008	1,025	5.90	1,024		5.90
2009	–	–	–		–
Thereafter	46,935	5.22	40,748		5.23
Open-line of credit	137,600	2.47	–		–
Other borrowings	–	–	–		–

	$761,525		$299,491

Bank Mutual is required to maintain unencumbered mortgage loans in its portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. Bank Mutual’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $38,186 and $35,498 at December 31, 2004 and 2003, respectively.

Bank Mutual has a line of credit with two financial institutions which totals $10.0 million. At December 31, 2004 and 2003, no draws were outstanding.

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

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

8. Shareholders’ Equity (continued)

Quantitative measures established by federal regulation to ensure adequacy require Bank Mutual to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2004, that Bank Mutual met all capital adequacy requirements.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank Mutual
As of December 31, 2004:
Total capital	$479,279	28.85%	$132,895	8.00%	$166,119	10.00%
(to risk-weighted assets)
Tier 1 capital	465,356	28.01	66,447	4.00	99,671	6.00
(to risk-weighted assets)
Tier 1 capital	465,356	13.74	135,504	4.00	169,380	5.00
(to average assets)

Bank Mutual
As of December 31, 2003:
Total capital
(to risk-weighted assets)	$463,569	30.08%	$123,285	8.00%	$154,107	10.00%
Tier 1 capital
(to risk-weighted assets)	451,660	29.31	61,643	4.00	92,464	6.00
Tier 1 capital
(to average assets)	451,660	14.82	121,900	4.00	152,375	5.00

The Company is not aware of any conditions or events, which would change Bank Mutual’s status as well capitalized. There are no conditions or events since that notification that management believes have changed Bank Mutual’s category.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

8. Shareholders’ Equity (continued)

Following are reconciliations of Bank Mutual’s (subsidiary bank) equity under generally accepted accounting principles to capital as determined by regulators:

	Bank Mutual
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
As of December 31, 2004:
Equity per bank records	$519,548	$519,548
Unrealized gains on investments	4,844	4,844
Goodwill and intangibles	(55,214)	(55,214)
Investment in “nonincludable” subsidiaries	(3,550)	(3,550)
Disallowed servicing assets	(272)	(272)
Equity investments required to be deducted	–	–
Allowance for loan losses	13,923	–

Regulatory capital	$479,279	$465,356

9. Earnings Per Share

The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year ended December 31
	2004	2003	2002

Basic earnings per share
Net income	$29,554	$22,599	$26,545

Weighted average shares outstanding	74,672,199	75,779,184	77,024,851
Allocated ESOP shares for the period	327,194	327,194	327,195
Vested MRP shares for the period	328,384	223,141	240,587

	75,327,777	76,329,519	77,592,633

Basic earnings per share	$0.39	$0.30	$0.34

Diluted earnings per share
Net income	$29,554	$22,599	$26,545

Weighted average shares outstanding used in basic earnings per share	75,327,777	76,329,519	77,592,633

Net dilutive effect of:
Stock option shares	1,958,592	1,884,239	1,294,961
Unvested MRP shares	292,133	353,992	278,571

	77,578,502	78,567,750	79,166,165

Diluted earnings per share	$0.38	$0.29	$0.34

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

10. Employee Benefit Plans

Bank Mutual Corporation

Bank Mutual Corporation has a discretionary, defined contribution savings plan (the Savings Plan). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $159 in 2004, $146 in 2003 and $103 in 2002.

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

The following tables set forth the defined benefit pension plan’s funded status and net periodic benefit cost:

	2004	2003

Change in Benefit Obligation
Benefit obligation at beginning of year	$22,596	$18,982
Service cost	1,659	1,419
Interest cost	1,394	1,260
Actuarial loss	1,845	1,334
Benefits paid	(419)	(399)

Benefit obligation at end of year	$27,075	$22,596

Change in Plan Assets
Fair value of plan assets at beginning of year	$24,188	$21,070
Actual return on plan assets	2,011	1,567
Employer contributions	3,351	1,950
Benefits paid	(419)	(399)

Fair value of plan assets at end of year	$29,131	$24,188

Funded Status
Funded status at end of year	$2,056	$1,592
Unrecognized net actuarial loss	1,151	(248)
Unamortized prior service cost	334	462
Unrecognized additional liability	(2,187)	—

Prepaid benefit cost	$1,354	$1,806

Amount Recognized in the Statement of Financial Position Consists of:
Prepaid benefit cost	$3,347	$1,806
Intangible assets	194	—
Accumulated other comprehensive income	(2,187)	—

Net amount recognized	$1,354	$1,806

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

10. Employee Benefit Plans (continued)

Accumulated Benefit Obligations

The accumulated benefit obligations for the defined benefit pension plan was $27,075 and $22,596 at October 31, 2004 and 2003, respectively.

Weighted-average assumptions used in cost calculations:
Discount rate	6.00%	6.25%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	7.00%	7.00%

The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.

	2004	2003	2002

Components of Net Periodic Benefit Cost
Service cost	$1,659	$1,419	$1,251
Interest cost	1,394	1,260	1,163
Expected return on plan assets	(2,011)	(1,567)	(1,266)
Amortization of prior service cost	128	129	129
Recognized actuarial loss (gain)	—	—	(4)
Amortization of gain from prior periods	107	(42)	(68)
Asset gain	339	114	—

Total net periodic benefit cost	$1,616	$1,313	$1,205

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.

The Company projects the following benefit payments under the various retirement plans.

Year	Projected Benefit Payments
2005	$900
2006	980
2007	1,167
2008	1,713
2008	1,854
2010 - 2014	12,021

$18,635

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

10. Employee Benefit Plans (continued)

The Company values its pension plan annually at October 31. The pension plan weighted-average asset allocations at October 31, 2004 and 2003, by asset category are as follows:

	At October 31
	2004	2003

Asset Category
Equity Securities	4.8%	3.7%
Debt securities	14.1	16.8
Immediate participation guarantee contracts	81.1	79.5

Total	100.0%	100.0%

Investment Policy

The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an Insurance Company. The equity securities are shares of stock issued by the insurance company when it demutualized.

Contributions

The amount of the 2005 contribution will be determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2005. At this time, the amount of the 2005 contribution is not known.

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

First Northern Savings Bank also had supplemental retirement plans for several executives. Total expense relating to these plans for the year ended December 31, 2004 and 2003 was $140 and $153, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

11. Stock-Based Benefit Plans

The Company established an ESOP for the employees of the Company and Bank Mutual. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. At November 1, 2000, the ESOP borrowed $609 from the Company and purchased 223,454 shares of common stock issued in the public offering. Subsequent to this initial purchase, through December 31, 2000, the ESOP borrowed an additional $8,362 and purchased an additional 3,037,600 shares. In January 2001, the ESOP bought an additional 10,892 shares. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-tenth of the shares are scheduled to be released each year, which started in 2001. Also, additional shares may be released as the ESOP Trust receives cash dividends from the unallocated shares held in the Trust. In 2002, such additional shares were released. ESOP expense for the year ended December 31, 2004 was $3,695; for the year ended December 31, 2003 was $2,950; and for the year ended December 31, 2002 was $2,414.

The following table summarizes shares of Company common stock held by the ESOP at December 31.

	2004	2003	2002

Shares allocated to participants	327,194	327,194	436,960
Unallocated and unearned shares	1,762,614	2,089,808	2,417,002
Fair value of unearned ESOP shares	$21,451	$23,803	$15,236

12. Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31
	2004	2003	2002

Current:
Federal	$14,269	$10,030	$13,703
State	400	415	(43)

	14,669	10,445	13,660
Deferred expense (benefit):
Federal	976	1,520	(895)
State	(13)	(270)	191

	963	1,250	(704)

	$15,632	$11,695	$12,956

For state income tax purposes, certain subsidiaries have net operating loss carryovers of $15,418 available to offset against future income. The carryovers expire in the years 2005 through 2019 if unused.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

12. Income Taxes (continued)

The income tax provision differs from the provision computed at the federal statutory corporate rate as follows:

	Year ended December 31
	2004	2003	2002

Income before provision for income taxes	$45,186	$34,294	$39,501

Tax expense at federal statutory rate	$15,815	$12,003	$13,825
Increase (decrease) in taxes resulting from:
State income taxes – net of federal tax benefit	291	117	(521)
Bank Owned Life insurance	(382)	(432)	(317)
Other	(92)	7	(31)

Provision for income taxes	$15,632	$11,695	$12,956

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2004	2003

Deferred tax assets:
State net operating losses	$863	$763
Loan loss reserves	5,578	5,612
Pension	3,235	2,289
Deferred compensation	1,445	936
Unrealized gain on investment securities	2,117	79

Total deferred tax assets	13,238	9,679
Valuation allowance	(414)	(409)

Net deferred tax assets	12,824	9,270

Deferred tax liabilities:
Property and equipment depreciation	1,227	2,235
FHLB stock dividends	4,578	3,174
Deferred loan fees	1,675	633
Purchase accounting adjustments	5,358	5,615
Other	1,034	871

Total deferred tax liabilities	13,872	12,528

Net deferred tax liability	$(1,048)	$(3,258)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2004
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

Financial instruments whose contract amounts represent credit risk are as follows:

	December 31
	2004	2003

Unused consumer lines of credit	$154,213	$153,068
Unused commercial lines of credit	22,261	12,919
Commitments to extend credit:
Fixed rate	16,550	17,115
Adjustable rate	57,289	35,838
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance program	1	3

Forward commitments to sell mortgage loans of $10,545 at December 31, 2004, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose Bank Mutual to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. Forward commitments at December 31, 2003 were $8,315.

The Company participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had no firm commitments outstanding to deliver loans through the Program at December 31, 2004. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company received a fee for this credit enhancement. The Company does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2004
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

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

14. Fair Value of Financial Instruments (continued)

Borrowings: The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value.

	December 31		December 31
	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$36,868	$36,868	$86,503	$86,503
Investment and mortgage-related securities	1,334,977	1,334,977	1,121,182	1,121,182
Loans receivable, net	1,875,885	1,916,114	1,712,278	1,762,231
Loans held for sale	4,987	4,987	4,056	4,056
Mortgage servicing rights	4,542	5,659	4,698	4,698
Federal Home Loan Bank stock	38,186	38,186	35,498	35,498
Accrued interest receivable	11,352	11,352	10,820	10,820
Deposits and accrued interest	1,982,881	1,915,729	2,052,290	2,230,147
Advance payments by borrowers	2,796	2,796	2,987	2,987
Borrowings	761,525	754,994	299,491	338,122

The above table does not include any amount for the value of any off-balance-sheet items (see Note 12) since the fair value of these items is not significant.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

15. Condensed Parent Company Only Financial Statements

STATEMENT OF FINANCIAL CONDITION

	December 31
	2004	2003

Assets:
Cash and cash equivalents	$140,138	$213,226
Investment in subsidiaries	519,548	509,747
Due from subsidiaries	6,392	1,995
Receivable from ESOP	4,847	5,747
Other assets	—	661

	$670,925	$731,376

Liabilities and shareholders’ equity:
Liabilities:
Due to subsidiaries	$—	$—
Other liabilities	471	296

	471	296
Shareholders’ equity:
Preferred stock - $.01 par value
Authorized – 20,000,000 shares in 2004 and 2003	—	—
Issued and outstanding – none in 2004 and 2003	—	—
Common stock – $.01 par value:
Authorized - 200,000,000 shares in 2004 and 2003
Issued - 78,783,849 shares in 2004 and 78,775,779 shares in 2003
Outstanding - 73,485,113 in 2004 and 78,775,779 shares in 2003	788	788
Additional paid-in capital	495,858	495,990
Retained earnings	258,110	241,958
Unearned ESOP shares	(4,865)	(5,766)
Accumulated other comprehensive income	(4,844)	149
Unearned deferred compensation	(10,076)	(2,039)
Treasury stock -5,298,736 shares in 2004	(64,517)	—

Total shareholders’ equity	670,454	731,080

	$670,925	$731,376

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2004
(Dollars in Thousands, Except Per Share Amounts)

15. Condensed Parent Company Only Financial Statements (continued)

STATEMENT OF INCOME

	Year ended December 31
	2004	2003

Interest income	$2,735	$1,723
Equity in earnings of subsidiaries	28,394	22,129
Gain on sale of investments	537	—
Other	5	7

Total income	31,671	23,859

Total expenses	1,335	944

Income before provision for income taxes	30,336	22,915
Provision for income taxes	782	316

Net income	$29,554	$22,599

STATEMENT OF CASH FLOWS

	Year ended December 31
	2004	2003

Operating activities:
Net income	$29,554	$22,599
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(28,394)	(22,129)
Amortization of cost of stock benefit plans	5,857	3,987
Decrease in due to subsidiaries	(4,397)	(5,450)
Change in other operating activities and liabilities	836	(1,215)

Net cash provided (used) in operating activities	3,456	(2,208)

Investing activities:
Stock proceeds invested in subsidiary	—	(202,399)
Dividends from Company subsidiaries	13,600	9,600

Net cash provided (used) by investing activities	13,600	(192,799)

Financing activities:
Sale of stock	—	404,753
Cash dividends	(13,402)	(5,925)
Purchase of treasury stock	(78,859)	(8,011)
Proceeds from exercise of stock options	1,217	940
Payments received on ESOP	900	900

Net cash provided (used) by financing activities	(90,144)	392,657

Increase (decrease) in cash and cash equivalents	(73,088)	197,650
Cash and cash equivalents at beginning of year	213,226	15,576

Cash and cash equivalents at end of year	$140,138	$213,226

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

Change in Internal Control Over Financial Reporting: There have not been any changes in the Bank Mutual Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, Bank Mutual Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management of Bank Mutual Corporation is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Bank Mutual Corporation’s management, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment and those criteria, management believes that as of December 31, 2004, Bank Mutual Corporation’s internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Bank Mutual Corporation’s internal control over financial reporting. That attestation report can be found below as part of this Item 9A.

Ernst & Young LLP, Report on Effectiveness of Internal Control Over Financial Reporting

Board of Directors
Bank Mutual Corporation and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Bank Mutual Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank Mutual Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bank Mutual Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bank Mutual Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bank Mutual Corporation and Subsidiaries as of December 31, 2004 and 2003 and the consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 Bank Mutual Corporation and our report dated January 28, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
January 28, 2005

Item 9B. Other Information.

In late 2004, the Employment Agreements of Messrs. Anderegg, Callen, Colberg and Maurer, and Ms. Scholz, were extended for one year periods, through December 31, 2005, in accordance with the provisions of those agreements. The Employment Agreements of Messrs. Crowley Sr. and Jr. extended automatically, in accordance with their terms.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information in response to this item is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Bank Mutual Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 2, 2005 (the “2005 Annual Meeting Proxy Statement”). See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to “Directors’ Compensation”, “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the 2005 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Stock Options and Equity Compensation Plans – Equity Compensation Plan Information” in the 2005 Annual Meeting Proxy Statement.

Equity Compensation Plan Information

     The following chart gives aggregate information regarding grants under all equity compensation plans of Bank Mutual Corporation through December 31, 2004.

Number of securities
remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by security holders	5,276,953	$6.5764	2,411,883

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	5,276,953	$6.5764	2,411,883

(1)	Represents options granted under the 2001 Plan or 2004 Stock Incentive Plan, which were approved by Company shareholders in 2001 and 2004, respectively.

(2)	Represents options or restricted stock which may be granted under the 2004 Plan. No further awards may be made under the 2001 Plan.

Item 13. Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference to “Election of Directors,” Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with the Company” in the 2005 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to “Independent Auditors” in the 2005 Annual Meeting Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Report:

1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Bank Mutual Corporation and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Consolidated Statements of Financial Condition - December 31, 2004 and 2003.

Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Changes In Shareholders’ Equity - Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors, on consolidated financial statements.

The Report of Ernst & Young LLP on effectiveness of internal control over financial reporting is filed as part of this report under Item 9A, “Controls and Procedures.”.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b).	Exhibits. See Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK MUTUAL CORPORATION
March 11, 2004
By: /s/ Michael T. Crowley, Jr.

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

Signature and Title

/s/ Michael T. Crowley, Jr. Michael T. Crowley, Jr., Chairman, President Chief Executive Officer and Director (Principal Executive Officer)	/s/ Raymond W. Dwyer, Jr. Raymond W. Dwyer, Jr., Director

/s/ Rick B. Colberg Rick B. Colberg, Chief Financial Officer (Principal Financial Officer)	/s/ Thomas J. Lopina, Sr. Thomas J. Lopina, Sr., Director

/s/ Marlene M. Scholz Marlene M. Scholz, Senior Vice President (Principal Accounting Officer)	/s/ William J. Mielke William J. Mielke, Director

/s/ Thomas H. Buestrin Thomas H. Buestrin, Director	/s/ Robert B. Olson Robert B. Olson, Director

/s/ Mark C. Herr Mark C. Herr, Director	/s/ David J. Rolfs David J. Rolfs, Director

/s/ Jelmer G. Swoboda Jelmer G. Swoboda, Director

*	Each of the above signatures is affixed as of March 11, 2005.

BANK MUTUAL CORPORATION
(“Bank Mutual Corporation” or the “Company”)**
Commission File No. 000-32107

EXHIBIT INDEX

TO
2004 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2004:

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
2.1	Plan of Restructuring of Bank Mutual Corporation and Bank Mutual Bancorp, MHC dated April 21, 2003, as amended and restated on July 7, 2003 (the “Plan”)	Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-105685 (the “2003 S-1”)

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to 2003 S-1

3(ii)	Bylaws, as last amended May 29, 2003, of Bank Mutual Corporation	Exhibit 3(ii) to 2003 S-1

4.1	The Articles	Exhibit 3(i) above

4.2	The Plan	Exhibit 2.1 above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Mutual Savings Bank Outside Directors’ Retirement Plan	Exhibit 10.2 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (the “2000 S-1”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan	Exhibit 10.3 to 2000 S-1

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Jr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr.	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
10.6(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley, Sr. dated December 31, 1993	Exhibit 10.6(a) to 2000 S-1

10.6(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.6(b) to 2000 S-1

10.7*	Form of Employment Agreements of Mr. Maurer, Ms. Scholz, Mr. Anderegg and Mr. Callen with Mutual Savings Bank, each dated as of January 1, 2001 (continuing through 2005)	Exhibit 10.7 to 2000 S-1

10.8*	Resignation and Separation Agreement dated as of June 6, 2003 between Bank Mutual Corporation and Michael D. Meeuwsen	Exhibit 10.1 to Bank Mutual Corporation’s Report on Form 8-K dated June 6, 2003

10.9(a)*	Employment Agreement between First Northern Savings Bank and Rick B. Colberg dated as of November 1, 2000 (continuing, as amended, through 2005)	Exhibit 10.9 to Bank Mutual’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 10-K”)

10.9(b)*	Amendment thereto, dated as of August 2, 2002	Exhibit 10.9(b) to 2003 10-K

10.9(c)*	Second Amendment thereto, dated as of August 19, 2003	Exhibit 10.9(c) to 2003 10-K

10.10(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to 2000 10-K

10.10(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (“FNCC 1998 10-K”)

10.11(a)*	Form of Supplemental Retirement Agreement dated as of January 1, 1994 between First Northern Savings Bank and Rick B. Colberg	Exhibit 10.11(a) to 2000 10-K

10.11(b)*	Form of Amendment No. 1 thereto dated as of September 20, 1995	Exhibit 10.11(b) to 2000 10-K

10.11(c)*	Form of Amendment No. 2 thereto, dated as of October 15, 1998	Exhibit 10.6.4 to FNCC 1998 10-K

10.12*	Bank Mutual Corporation 2001 Stock Incentive Plan, as amended May 7, 2002 (superseded, except as to outstanding awards)	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
10.13(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Exhibit A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.13(b)*	Form of Option Agreement thereunder - Bank Mutual Corporation 2004 Director Stock Option Agreement	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 20, 2004 (6-30-04 10-Q”)

10.13(c)*	Form of Option Agreement thereunder - Bank Mutual Corporation 2004 Incentive Stock Option Agreement	Exhibit 10.1(c ) to the 6-30-04 10-Q

10.13(d)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation 2004 Directors Management Recognition Award	Exhibit 10.1(d) to the 6-30-04 10-Q

10.13(e)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation 2004 Officers Management Recognition Award	Exhibit 10.1(e) to the 6-30-04 10-Q

10.14*	Mutual Savings Bank/First Northern Savings Bank Management Incentive Compensation Plan	Exhibit 10.12(b) to Post-Effective Amendment No. 1 to 2003 S-1

10.15(a)	Agency Agreement dated August 1, 2003 among Bank Mutual Corporation, Bank Mutual Bancorp, MHC and Ryan Beck	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.15(b)	Supplemental letter agreement with Ryan Beck relating to resolicitation	Exhibit 1.1(b) to Post-Effective Amendment No. 1 to 2003 S-1

21.1	List of Subsidiaries		X

23.1	Consent of Ernst & Young LLP		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Bank Mutual Corporation		X

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K

**	As used in this Exhibit Index, references to Bank Mutual Corporation and the Company also include, where appropriate, Bank Mutual Corporation, a federally-chartered corporation and the predecessor of the current registrant.

***	Mutual Savings Bank is now known as “Bank Mutual.”

EI-4