Form 10-Q
period 2005-03-31
BANK MUTUAL CORP
filed 2005-05-06
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336

(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☑       No ☐

The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 63,710,562 shares, at May 6, 2005.

BANK MUTUAL CORPORATION

10-Q INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31	December 31
	2005	2004
	(In thousands)
Assets
Cash and due from banks	$28,891	$36,868
Interest-earning deposits	1,912	707

Cash and cash equivalents	30,803	37,575
Securities available-for-sale, at fair value:
Investment securities	64,430	68,753
Mortgage-related securities	1,241,921	1,266,224
Loans held for sale	7,035	4,987
Loans receivable, net	1,919,133	1,875,885
Goodwill	52,570	52,570
Other intangible assets	4,246	4,412
Mortgage servicing rights	4,563	4,542
Other assets	143,851	130,351

	$3,468,552	$3,445,299

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,968,015	$1,982,881
Borrowings	883,543	761,525
Advance payments by borrowers for taxes and insurance	11,211	2,796
Other liabilities	30,371	25,348

	2,893,140	2,772,550

Minority interest in real estate development	2,295	2,295

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2005 and 2004
Issued and outstanding – none in 2005 and 2004	—	—
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2005 and 2004
Issued – 78,783,849 shares in 2005 and 2004
Outstanding – 65,955,713 in 2005 and 73,485,113 in 2004	788	788
Additional paid-in capital	496,592	495,858
Retained earnings	261,786	258,110
Unearned ESOP shares	(4,641)	(4,865)
Accumulated other comprehensive losses	(16,108)	(4,844)
Unearned deferred compensation	(8,950)	(10,076)
Treasury stock – 12,828,136 shares in 2005 and 5,298,736 in 2004	(156,350)	(64,517)

Total shareholders’ equity	573,117	670,454

	$3,468,552	$3,445,299

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2005	2004
	(In thousands, except per
	share data)
Interest income:
Loans	$25,487	$23,897
Investment securities	980	1,030
Mortgage-related securities	13,448	11,626
Interest-earning deposits	43	108

Total interest income	39,958	36,661

Interest expense:
Deposits	10,768	10,724
Borrowings	6,036	3,841
Advance payments by borrowers for taxes and insurance	2	4

Total interest expense	16,806	14,569

Net interest income	23,152	22,092
Provision for loan losses	117	490

Net interest income after provision for loan losses	23,035	21,602

Noninterest income:
Service charges on deposits	1,025	1,073
Brokerage and insurance commissions	546	772
Loan related fees and servicing revenue	310	535
Gain on sales of investments	1,325	—
Gain on sales of loans	402	380
Other	1,313	1,087

Total noninterest income	4,921	3,847

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,995	8,599
Occupancy and equipment	2,636	2,812
Amortization of other intangible assets	165	165
Other	3,194	3,177

Total noninterest expenses	15,990	14,753

Income before income taxes	11,966	10,696
Income taxes	4,077	3,622

Net income	$7,889	$7,074

Per share data:
Earnings per share – basic	$0.12	$0.09
Earnings per share – diluted	$0.11	$0.09
Cash dividends paid	$0.06	$0.04

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Unearned
	Common	Paid-In	Retained	ESOP	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Compensation	Stock	Total
				(In thousands)
For the Three Months Ended March 31, 2005
Balance at January 1, 2005	$788	$495,858	$258,110	$(4,865)	$(4,844)	$(10,076)	$(64,517)	$670,454
Comprehensive income:
Net income	—	—	7,889	—	—	—	—	7,889
Other comprehensive income
Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $6,564	—	—	—	—	(11,264)	—	—	(11,264)

Total comprehensive income	—	—	—	—	—	—	—	(3,375)
Purchase of treasury stock	—	—	—	—	—	—	(91,871)	(91,871)
Committed ESOP shares	—	761	—	224	—	—	—	985
Exercise of stock options	—	(27)	—	—	—	—	38	11
Amortization of deferred compensation	—	—	—	–-	—	1,126	—	1,126
Cash dividends ($0.06 per share)	—	—	(4,213)	–-	—	—	—	(4,213)

Balance at March 31, 2005	$788	$496,592	$261,786	$(4,641)	$(16,108)	$(8,950)	$(156,350)	$573,117

For the Three Months Ended March 31, 2004
Balance at January 1, 2004	$788	$495,990	$241,958	$(5,766)	$149	$(2,039)	$—	$731,080
Comprehensive income:
Net income	—	—	7,074	—	—	—	—	7,074
Other comprehensive income
Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $2,965	—	—	—	—	5,172	—	—	5,172

Total comprehensive income	—	—	—	—	—	—	—	12,246
Purchase of treasury stock	—	—	—	—	—	—	—	—
Committed ESOP shares	—	612	—	297	—	—	—	909
Exercise of stock options	—	26	—	—	—	—	—	26
Amortization of deferred compensation	—	—	—	—	—	199	—	199
Cash dividends ($0.04 per share)	—	—	(3,068)	—	—	—	—	(3,068)

Balance at March 31, 2004	$788	$496,628	$245,964	$(5,469)	$5,321	$(1,840)	$—	$741,392

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2005	2004
	(In thousands)
Operating activities:
Net income	$7,889	$7,074
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	117	490
Provision for depreciation	673	775
Amortization of intangibles	165	165
Net (increase) decrease in mortgage servicing rights	(21)	246
Amortization of cost of stock benefit plans	2,111	1,108
Net (discount) premium amortization on securities	(3)	148
Net gain on sale of available-for-sale securities	(1,325)	—
Net change in loans originated or held for sale	(1,646)	(8,348)
Gains on sales of loans	(402)	(380)
Increase in other liabilities	11,906	9,008
Increase in other assets	(7,151)	(7,687)
Increase in accrued interest receivable	(459)	(33)

Net cash provided by operating activities	11,854	2,566

Investing activities:
Net purchases of mutual funds	(315)	(229)
Proceeds from maturities of investment securities	15,630	23,300
Purchases of investment securities	(12,128)	(24,015)
Purchases of mortgage-related securities	(67,968)	(89,627)
Principal repayments on mortgage-related securities	75,576	55,671
Proceeds from sale of investment securities	1,340	—
Net (increase) decrease in loans receivable	(43,496)	17,044
Proceeds from sale of foreclosed properties	680	1,094
Net increase in Federal Home Loan Bank stock	(6,121)	(576)
Net purchases of premises and equipment	(999)	(374)

Net cash used by investing activities	(37,801)	(17,712)

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended
	March 31
	2005	2004
	(In thousands)
Financing activities:
Net decrease in deposits	(15,185)	$(44,940)
Net increase in short-term borrowings	119,800	6,500
Proceeds from long-term borrowings	2,300	3,979
Repayments on long-term borrowings	(82)	(10,051)
Net increase in advance payments by borrowers for taxes and insurance	8,415	7,687
Proceeds from exercise of stock options	11	26
Cash dividends	(4,213)	(3,068)
Purchase of treasury stock	(91,871)	—

Net cash provided (used) by financing activities	19,175	(39,867)

Decrease in cash and cash equivalents	(6,772)	(55,013)
Cash and cash equivalents at beginning of period	37,575	86,503

Cash and cash equivalents at end of period	$30,803	$31,490

Supplemental information:
Interest paid on deposits	$10,449	$10,629
Income taxes paid	535	115
Loans transferred to foreclosed properties and repossessed assets	131	3,843

See Notes to Unaudited Consolidated Financial Statements .

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”) and the Bank’s subsidiaries.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual Corporation, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual Corporation and subsidiaries at March 31, 2005 and December 31, 2004, the results of their income for the three months ended March 31, 2005 and 2004, and their cash flows for the three months ended March 31, 2005 and 2004. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual Corporation’s 2004 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

As a result of the consolidation of the Arrowood Development, LLC (an entity established in the third quarter of 2004 in which the Corporation has a 50% interest), into Bank Mutual’s financial statements as required by Financial Interpretation Number (“FIN”) 46, other assets increased by $2.3 million. The increase in assets was accompanied by minority interest (the other partner’s ownership interests) of $2.3 million on the statement of financial condition as a mezzanine item, after liabilities and before shareholders’ equity.

Note 2 - Securities Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2005:
Investment securities:
U.S. government and federal agency obligations	$16,470	$18	$(263)	$16,225
Mutual funds	46,334	5	(761)	45,578
Stock in federal agencies	1,455	1,172	—	2,627

Total investment securities	64,259	1,195	(1,024)	64,430
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	599,198	444	(13,317)	586,325
Federal National Mortgage Association	501,348	1,668	(10,607)	492,409
Government National Mortgage Association	89,163	21	(1,445)	87,739
Private Placement CMOs	75,977	—	(529)	75,448

Total mortgage-related securities	1,265,686	2,133	(25,898)	1,241,921

Total	$1,329,945	$3,328	$(26,922)	$1,306,351

The Company does not believe any individual unrealized loss as of March 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2004:
Investment securities:
U.S. government and federal agency obligations	$19,967	$46	$(182)	$19,831
Mutual funds	46,018	12	(640)	45,390
Stock in federal agencies	1,461	2,071	—	3,532

Total investment securities	67,446	2,129	(822)	68,753
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	635,806	1,525	(6,307)	631,024
Federal National Mortgage Association	544,928	2,709	(4,834)	542,803
Government National Mortgage Association	82,635	111	(277)	82,469
Private Placement CMOs	9,928	—	—	9,928

Total mortgage-related securities	1,273,297	4,345	(11,418)	1,266,224

Total	$1,340,743	$6,474	$(12,240)	$1,334,977

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2005, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,750	$1,768
Due after one year through five years	14,720	14,457
Due after five years through ten years	—	—
Mutual funds	46,334	45,578
Federal Home Loan Mortgage Corporation stock	1,455	2,627
Mortgage-related securities	1,265,686	1,241,921

	$1,329,945	$1,306,351

Note 3 - Loans Receivable

Loans receivable consist of the following:

	March 31	December 31
	2005	2004

Mortgage loans:
One-to-four family	$937,623	$903,498
Multifamily	173,312	161,641
Commercial real estate	191,073	195,708
Construction and development	136,982	141,394

Total mortgage loans	1,438,990	1,402,241
Consumer loans and other loans:
Fixed home equity	263,863	266,635
Home equity lines of credit	87,855	88,444
Student	21,485	20,519
Home improvement	24,320	24,293
Automobile	61,152	61,469
Other	15,066	15,911

Total consumer loans	473,741	477,271
Total commercial business loans	72,043	70,170

Total loans receivable	1,984,774	1,949,682
Less:
Undisbursed loan proceeds	53,202	60,653
Allowance for loan losses	13,984	13,923
Unearned loan fees and discounts	(1,545)	(779)

	65,641	73,797

Total loans receivable, net	$1,919,133	$1,875,885

Bank Mutual Corporation’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual’s local lending areas in Wisconsin, Minnesota and Michigan. In addition, Bank Mutual has purchased some loans in other Midwest states.

Note 4 – Goodwill, Other Intangible Assets and Mortgage Servicing Rights

The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at March 31, 2005 and December 31, 2004 are presented in the following table.

	March 31	December 31
	2005	2004
Mortgage servicing rights at beginning of year	$4,542	$4,698
Capitalized servicing rights	394	1,529
Amortization of servicing rights	(373)	(1,685)

Mortgage servicing rights at end of period	4,563	4,542
Valuation allowance	—	—

Balance	$4,563	$4,542

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at March 31, 2005 are presented in the following table.

	Intangible Asset
	Amount
	Net of Accumulated	Valuation	Carrying
Intangible Assets	Amortization	Allowance	Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,563	—	4,563
Deposit base intangibles	4,246	—	4,246

		—
Total	$61,379	$—	$61,379

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
	(In thousands)
Three months ended March 31, 2005 (actual)	$373	$165	$538

Nine months ending December 31, 2005 (estimate)	$763	$496	$1,259

Estimate for year ending December 31,
2006	1,016	661	1,677
2007	1,012	661	1,673
2008	989	618	1,607
2009	606	405	1,011
2010	171	405	576
Thereafter	6	1,000	1,006

	$4,563	$4,246	$8,809

Note 5 - Other Assets

Other Assets are summarized as follows:

	March 31	December 31
	2005	2004

Accrued interest:
Mortgage-related securities	$4,558	$4,581
Investment securities	118	172
Loans receivable	7,133	6,599

Total accrued interest	11,809	11,352
Foreclosed properties and repossessed assets	1,065	1,621
Premises and equipment	44,292	43,966
Federal Home Loan Bank stock, at cost	44,307	38,186
Bank owned life insurance	19,626	19,324
Other	22,752	15,902

	$143,851	$130,351

Note 6 - Deposits

Deposits are summarized as follows:

	March 31	December 31
	2005	2004

Checking accounts:
Noninterest-bearing	$103,414	$111,855
Interest-bearing	166,193	171,565

	269,607	283,420
Money market accounts	292,389	309,531
Savings accounts	250,897	247,439
Certificate accounts:
Due within one year	616,938	584,172
After one but within two years	284,718	241,059
After two but within three years	162,392	225,987
After three but within four years	20,891	30,636
After four but within five years	70,183	60,637
After five years	—	—

	1,155,122	1,142,491

	$1,968,015	$1,982,881

Note 7 - Borrowings

Borrowings consist of the following:

	March 31		December 31
	2005		2004
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing:
2005	$343,010	2.90%	$168,010	2.43%
2006	407,955	2.80	407,955	2.80
2007	—	—	—	—
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
Thereafter	49,153	5.21	46,935	5.22
Open-line of credit	82,400	3.15	137,600	2.47
Other borrowings	—	—	—	—

	$883,543		$761,525

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these advances are collateralized by FHLB stock of $44,307 and $38,186 at March 31, 2005 and December 31, 2004, respectively.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of March 31, 2005, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of March 31, 2005:
Total risk-based capital (to risk-weighted assets)	$481,910	28.72%	$134,216	8.00%	$167,771	10.00%
Tier I capital (to risk-weighted assets)	467,926	27.89	67,108	4.00	100,662	6.00
Tier I capital (to average assets)	467,926	13.65	137,159	4.00	171,448	5.00

Bank Mutual Corporation is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
As of March 31,2005:
Equity per Bank records	$511,941	$511,941
Unrealized losses on investments	14,916	14,916
Goodwill and deposit base intangibles, net of deferred taxes	(55,114)	(55,114)
Investment in “nonincludable” subsidiaries	(3,543)	(3,543)
Disallowed servicing assets	(274)	(274)
Equity investments required to be deducted	—	—
Allowance for loan losses	13,984	—

Regulatory capital	$481,910	$467,926

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended
	March 31
	2005	2004
	(Dollars in thousands)
Basic Earnings Per Share
Net Income	$7,889	$7,074

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	67,238,655	76,177,305
Allocated ESOP shares for period	81,799	81,799
Vested MRP shares for period	161,068	50,262

	67,481,522	76,309,366

Basic earnings per share	$0.12	$0.09

Diluted Earnings Per Share
Net Income	$7,889	$7,074

Weighted average shares outstanding used in basic earnings per share	67,481,522	76,309,366
Net dilutive effect of:
Stock option shares	1,992,988	1,955,078
Unvested MRP shares	235,458	303,217

	69,709,968	78,567,661

Diluted earnings per share	$0.11	$0.09

Note 10 – Employee Benefit Plans

Bank Mutual Corporation has a discretionary, defined contribution savings plan (the Savings Plan). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $42,000 in the first quarter of 2005 and $41,000 in the first quarter of 2004.

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

The following table sets forth the net periodic benefit cost:

	For the Three Months
	Ended March 31
	2005	2004
	(In thousands)
Service cost	$484	$414
Interest cost	401	349
Expected return on plan assets	(504)	(418)
Amortization of prior service cost	31	32
Amortization of net (gain) loss	119	27

Net periodic benefit cost	$531	$404

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.

The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company.

The Company expects to contribute $653,000 to the Plan during 2005 and will be accruing for this contribution throughout 2005. This amount was determined based on a number of factors, including the results of the actuarial valuation report as of January 1, 2005.

Bank Mutual has a deferred retirement plan, for non-officer directors who have provided at least five years of service. Four of the five existing eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. Bank Mutual has funded these arrangements through “rabbi trust” arrangements, and based on actuarial analyses believes these obligations are adequately funded.

First Northern Savings Bank, acquired by the Company in 2000, had an unfunded deferred retirement plan for its non-employee directors. All members of First Northern Savings Bank’s Board of Directors were eligible under the plan. Directors of predecessor institutions who were members of an advisory board were eligible at the discretion of First Northern Savings Bank. Currently there are four retired advisory board members in the plan. This plan was terminated as a consequence of the 2003 merger of First Northern Savings Bank into Bank Mutual and former First Northern Savings Bank directors began to receive payments.

First Northern Savings Bank also had supplemental retirement plans for several executives.

In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001 to employees in management positions, directors and other key employees of which 124,737 shares were subsequently forfeited. In May 2004, the 2004 Stock Incentive Plan was approved by shareholders, providing for the grant of stock options to 4,106,362 shares and MRP awards up to 1,642,521 shares. On May 3, 2004, options for 2,382,000 shares and 955,000 MRP shares were granted. Total outstanding MRP grants had a fair value of $16.1 million at March 31, 2005. The grants under the MRP are being amortized to compensation expense as employees become vested in the awarded shares.

The amount of MRP awards amortized to expense was $1.1 million for the first quarter of 2005 and $199,000 for the same period in 2004. The substantial increase in the MRP expense is the result of the early vesting of MRP shares held by an officer of the Bank and the provision of his employment arrangements. This will result in the accelerated vesting of his unvested MRP shares upon completion of employment. The remaining unamortized cost of the MRP (unvested MRP shares) is unearned deferred compensation and is reflected as a reduction of shareholders’ equity.

Options to purchase 4,050,122 shares were granted on May 8, 2001 at an exercise price of $3.2056. On May 3, 2004, options to purchase 2,382,000 shares were granted at an exercise price of $10.673. In total, options for 5,273,353 shares remain outstanding at March 31, 2005, of which options for 1,470,858 shares were vested. In addition, since inception of the plans, options for 922,512 shares were exercised and options for 236,257 shares have been forfeited.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months
	Ended March 31
	2005	2004
Risk-free interest rate	4.81 – 5.30%	5.30%
Dividend yield	2.00%	2.00%
Expected stock volatility	11.76 – 26.30%	26.30%
Expected years until exercise	4.75 – 9.00	5.75

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

	For the Three Months
	Ended March 31
	2005	2004
Net income:
As reported	$7,889	$7,074
Pro forma	$7,653	$6,894
Basic earnings per share:
As reported	$0.12	$0.09
Pro forma	$0.11	$0.09
Diluted earnings per share:
As reported	$0.11	$0.09
Pro forma	$0.11	$0.09

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Note 11 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at March 31, 2005 and December 31, 2004 are as follows:

	March 31	December 31
	2005	2004
Unused consumer lines of credit	$154,066	$154,213
Unused commercial lines of credit	25,400	22,261
Commitments to extend credit:
Fixed rate	14,803	16,550
Adjustable rate	71,309	57,289
Undisbursed commercial loans	21,017	21,098
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	1	1

Forward commitments to sell mortgage loans of $15.2 million at March 31, 2005 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $10.6 million of forward commitments at December 31, 2004.

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced a delay in the compliance dates for the adoption of Financial Accounting Standards Board Statement No. 123 (revised 2004) Share-Based Payment (“FAS 123(R)”), the accounting standard that required public companies to expense stock options. FAS 123(R) was previously scheduled to become mandatory for public companies at the beginning of the first fiscal quarter after June 15, 2005. The SEC’s new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year or January 1, 2006 in Bank Mutual Corporation’s case. See Note 10. Employee Benefit Plans for an approximate stock option expense amount that may be incurred beginning in 2006.

The Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to provide guidance on certain accounting issues. Specifically, it provided guidance to better define when and whether unrealized losses in the investment category of “Available-for-Sale” should be deemed other than temporary and if the unrealized losses are other than temporary requiring immediate recognition through the statement of income. FASB, after receiving input from businesses, delayed the implementation of certain aspects of the issue which addresses the determination of other-than –temporary issues until further discussions can be held.

Note 13 – Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This document contains various forward-looking statements concerning Bank Mutual Corporation’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by Bank Mutual Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements, and any discussions of periods after the quarter for which this report is filed, are also forward looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond Bank Mutual Corporation’s control, that could cause Bank Mutual Corporation’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of Bank Mutual Corporation: general economic conditions; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of Bank Mutual’s loan and investment portfolios; general economic and political developments; and other factors referred to in the reports filed by Bank Mutual Corporation with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 7 of Bank Mutual Corporation’s 2004 Annual Report on Form 10-K).

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

-	Another valuation that requires our judgment relates to mortgage servicing rights. Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The total cost of loans sold is allocated between the loan balance and the servicing asset based on their relative fair values. The capitalized value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

-	We also use our judgment in the valuation of other intangible assets (core deposit base intangibles). Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

-	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

-	The assessment of our tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions, regulatory actions or interpretations, or changes in positions of federal and state taxing authorities will not differ from management’s current assessment. The impact of these matters could be significant to the consolidated results of operations and reported earnings.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total Assets. Bank Mutual Corporation’s total assets increased modestly for the first three months, by $23.3 million; total assets at March 31, 2005 were $3.5 billion as compared to $3.4 billion at December 31, 2004. The increase was largely attributed to the growth of the loan portfolio partially offset by a decrease in the securities portfolio.

Cash and Cash Equivalents. Cash and cash equivalents decreased $6.8 million in the first three months of 2005 primarily as a result of a reduction in the dollar amount of checks that were in the Federal Reserve or check clearing system (due to December 31, 2004 being a Friday and March 31, 2005 being a Thursday).

Securities Available-for-Sale. Investment securities decreased $4.3 million in the first three months of 2005 primarily as a result of maturing investment securities.

Mortgage-related securities decreased $24.3 million primarily as a result of payments and prepayments of the underlying mortgage loans which collateralize the mortgage-related securities and a decrease in market value. Funds obtained from repayments on these securities were also used to fund increases in loans receivable.

Loans Held for Sale. Loans held for sale increased $2.0 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell most of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations.

Loans Receivable. Loans receivable increased $43.2 million in the first three months of 2005, primarily as a result of an increase in mortgage and commercial business loan portfolios partially offset by reductions in the construction and consumer loan portfolios.

The mortgage loan portfolio increased $36.7 million in the first three months of 2005 primarily as a result of an increase in the one-to-four family and multi-family mortgage loan portfolios. The one-to-four family mortgage loans increased $34.1 million in the first three months of 2005 primarily as a result of an increase in adjustable rate mortgage loan originations and purchases which are held in the portfolio, and decreased prepayments. We have supplemented our mortgage loan originations by purchasing mortgage loans (primarily adjustable rate single family mortgage loans) from various Wisconsin sources. Most of these purchased mortgage loans are in Wisconsin or in states adjacent to Wisconsin. These purchased loans are individually underwritten by our staff and conform to our underwriting standards.

Multi-family mortgage loans increased $11.7 million in the first quarter of 2005 primarily as a result of our focus on increasing this type of lending and increased demand.

The commercial business real estate portfolio decreased $4.6 million in the first three months of 2005 primarily as a result of prepayments of commercial real estate loans.

Construction and development mortgage loan portfolio decreased $4.4 million in the three months ended March 31, 2005 primarily as the result of reduced single-and multi-family construction loan originations.

The consumer loan portfolio decreased $3.5 million, primarily as a result of reduced originations. This decrease in consumer loan originations was the result of the increasing interest rate environment.

Commercial business loan originations increased in the first quarter of 2005 as compared to the first quarter of 2004 as a result of a modest economic improvement in our market areas, and the experienced commercial loan officers recently added to our lending staff. The commercial business loan portfolio increased $1.9 million in the first three months of 2005.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended
	March 31
	2005	2004
	(In thousands)
Originations:
Mortgage loans	$78,688	$108,695
Consumer loans	45,792	64,682
Commercial business loans	12,983	4,006

Total loan originations	137,463	177,383

Purchases:
Mortgage loans	60,809	13,497

Total loans purchased	60,809	13,497

Total loans originated and purchased	$198,272	$190,880

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans.

Other Assets. Other assets increased $13.5 million, during the first three months of 2005. This increase is primarily the result of an increase in Federal Home Loan Bank stock. See Note 4. Other Assets.

Deposits. Deposits decreased $14.9 million in the first three months of 2005 as a result of pricing our deposit offerings at market averages rather than above average pricing of such deposits. We also believe that deposit growth (or shrinkage) in the balance of 2005 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.

Borrowings. Borrowings increased $122.0 million in the first three months of 2005 as a result of borrowing to fund stock repurchases, the decrease in deposits and the increase in loan originations and purchases. Management determined to use additional borrowing, rather than liquidating existing investments or other sources of liquidity, for these purposes as a result of prevailing market interest rate rates and trends. Additionally, management believes that it was appropriate to incur additional borrowing and reduce capital through stock repurchases as a result of the Company’s strong capital position which resulted from stock sales in connection with the Company’s 2003 full conversion transaction. We primarily borrowed overnight or short-term in the first quarter of 2005.

Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $8.4 million in the first three months of 2005. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal, as these payments tend to increase during the course of the calendar year until checks in payment of real estate tax obligations are paid out in December or January of the next year. In addition, other liabilities increased $5.0 million, as a result of increases to a number of various liabilities.

Shareholders’ Equity. Shareholders’ equity decreased $97.3 million in the first three months of 2005, primarily as a result of stock repurchases and a decrease in other comprehensive income, and cash dividends paid, offset by our net income.

In 2004, the Corporation repurchased a total of 6,642,521 shares at an average cost of $11.87 per share. On December 20, 2004, the Company announced an additional stock repurchase program whereby the Company may repurchase up to 5.0 million shares and on February 21, 2005 announced it was modifying the stock repurchase program by increasing the number of shares the Company is authorized to purchase to 10.0 million shares. During the quarter ended March 31, 2005, the Company repurchased 7,533,000 shares at an average price of $12.20 per share. No timing was given for completion. The Company can give no assurance as to the timing or terms of any such repurchases. During April 2005, an additional 736,233 shares were repurchased at an average price of $11.13 per share.

The stock repurchase program has the effect of lowering capital, which does not have an interest cost. Management nonetheless determined that it was appropriate to repurchase shares as a result of the Corporation’s very strong capital position which had resulted from stock sales in connection with the Corporation’s 2003 full conversion transaction.

Comprehensive income (net of tax) decreased as a result of marking the available-for-sale investments to current market value; decreases in value resulted from recent increase in market interest rates.

In addition, a cash dividend of $0.06 per share was paid March 1, 2005 to shareholders of record on February 17, 2005. The dividend payout ratio was 53.4% in the first three months of 2005.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

NON-PERFORMING LOANS AND ASSETS

	At March 31	At December 31
	2005	2004
	(Dollars in thousands)
Non-accrual mortgage loans	$2,002	$1,485
Non-accrual consumer loans	491	619
Non-accrual commercial business loans	5,916	3,579
Accruing loans delinquent 90 days or more	532	586

Total non-performing loans	8,941	6,269

Foreclosed properties and repossessed assets, net	1,065	1,621

Total non-performing assets	$10,006	$7,890

Non-performing loans to total loans	0.47%	0.33%

Non-performing assets to total assets	0.29%	0.23%

Additional interest income that would have been recognized if non-accrual loans had been current	$922	$831

Allowance for loan losses as a percent of non-performing assets	139.76%	176.46%

Total non-performing loans increased as of March 31, 2005, as compared to December 31, 2004, as a result of increased non performing mortgage and commercial business loans. Commercial business loan delinquencies increased primarily as a result of adding three particular loans made to two borrowers, to non-performing loans.

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

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Three Months Ended	Year Ended
	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Balance at the beginning of the period	$13,923	$13,771
Provisions for the period	117	1,330
Charge-offs:
Mortgage loans	—	(64)
Consumer loans	(68)	(373)
Commercial business loans	—	(816)

Total charge-offs	(68)	(1,253)
Recoveries:
Mortgage loans	1	9
Consumer loans	11	66
Commercial business loans	—	—

Total recoveries	12	75

Net recoveries (charge-offs)	(56)	(1,178)

Balance at the end of the period	$13,984	$13,923

Net charge-offs to average loans	(0.01%)	(0.07%)

Allowance as a percent of total loans	0.73%	0.74%

Allowance as a percent of non-performing loans	156.40%	222.09%

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

Average Balance Sheet and Yield/Rate Analysis

The following table presents certain information regarding Bank Mutual Corporation’s financial condition and net interest income at and for the three months ended March 31, 2005 and 2004. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID

	Three Months Ended March 31
	2005				2004
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,911,122		$25,487	5.33%	$1,723,231		$23,897	5.55%
Mortgage-related securities	1,259,733		13,448	4.27	1,049,945		11,626	4.43
Investment securities (2)	107,570		980	3.64	106,945		1,030	3.85
Interest-earning deposits	8,458		43	2.03	18,508		41	0.89
Federal funds	—		—	—	26,923		67	1.00

Total interest earning assets	3,286,883		39,958	4.86	2,925,552		36,661	5.02
Noninterest-earning assets	168,770		—	—	173,925

Total average assets	$3,455,653				$3,099,477

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$246,387		260	0.42%	$241,330		258	0.43
Money market accounts	294,824		915	1.24	353,866		872	0.99
Interest-bearing demand accounts	165,602		92	0.22	152,647		83	0.22
Time deposits	1,139,823		9,501	3.33	1,162,812		9,511	3.27

Total deposits	1,846,636		10,768	2.33	1,910,655		10,724	2.25
Advance payments by borrowers for taxes and insurance	6,913		2	0.12	6,518		4	0.25
Borrowings	823,882		6,036	2.93	298,433		3,841	5.15

Total Interest-bearing liabilities	2,677,431		16,806	2.51	2,215,606		14,569	2.63

Noninterest-bearing liabilities:
Noninterest-bearing deposits	103,010				105,095
Other noninterest-bearing liabilities	43,260				41,168

Total noninterest-bearing liabilities	146,270				146,263

Total liabilities	2,823,701				2,361,869
Shareholders’ equity	631,952				737,608

Total average liabilities and equity	$3,455,653				$3,099,477

Net interest income and net interest rate spread (3)			$23,152	2.35%			$22,092	2.39%

Net interest margin (4)				2.82%				3.02%

Average interest-earning assets to average interest-bearing liabilities	1.23	x			1.32	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

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

	Three Months Ended
	March 31, 2005 Compared to March 31, 2004
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$2,531	$(941)	$1,590
Mortgage-related securities	2,252	(430)	1,822
Investment securities	6	(56)	(50)
Interest-earning deposits	(31)	33	2
Federal funds	(67)	—	(67)

Total	4,691	(1,394)	3,297

Interest-bearing liabilities:
Savings deposits	5	(3)	2
Money market deposits	(161)	204	43
Interest-bearing demand deposits	7	2	9
Time deposits	(190)	180	(10)

Total deposits	(339)	383	44
Advance payments by borrowers for taxes and insurance	—	(2)	(2)
Borrowings	4,422	(2,227)	2,195

Total	4,083	(1,846)	(2,237)

Net change in net interest income	$608	$452	$1,060

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

General. Net income was $7.9 million for the first quarter of 2005 as compared to $7.1 million for the first quarter of 2004. The increase was primarily the result of growth in the loan and investment portfolios, gain on the sales of investments, and reduced provisions for loan losses. This increase was partially offset by a decrease in the net interest margin and an increase in operating expenses.

Total Interest Income. Total interest income increased $3.3 million or 9.0%, to $40.0 million in the first quarter of 2005 as compared to $36.7 million for the same period in 2004. This increase was primarily the result of the increased dollar amount outstanding in the loan portfolio and mortgage-related securities portfolio.

Interest income on loans increased $1.6 million, or 6.7% to $25.5 million in the first quarter of 2005 as compared to $23.9 million for the first quarter of 2004. The increase was the result of an increased average dollar amount in the loan portfolio outstanding partially offset by a decrease in the yield on the loan portfolio.

Loan originations and purchases in the first quarter of 2005 were $198.3 million as compared to $190.9 million in the first quarter of 2004. Since a higher proportion of these loans were adjustable rate loans in 2005 as compared to 2004, a higher percentage was retained in our loan portfolio rather than being sold into the secondary market. Loan repayments reduced substantially in the first quarter of 2005 as compared to the first quarter of 2004. Those factors together resulted in loan portfolio growth. In the first quarter of 2005, the loan portfolio increased $43.2 million.

Interest income on investments decreased $50,000 for the first quarter of 2005 as compared to the same period in 2004 primarily as a result of the decreased yield on the investment securities. As investment securities matured, the proceeds were reinvested into another investment security however, the new investment securities were generally at interest rates that were at or below the existing yield on the portfolio.

Interest income on mortgage-related securities increased $1.8 million, or 15.7%, in the first quarter of 2005 as compared to the first quarter of 2004 primarily as a result of the increased dollar amount of mortgage-related securities outstanding partially offset by a decrease in the yield on mortgage-related securities. As mortgage-related securities produced cash flows (through a combination of principal payments and interest earned), those cash flows were reinvested into additional mortgage-related securities at yields that were at or below the existing yield on the portfolio.

Interest income on interest-earning deposits (which includes federal funds) decreased $65,000, or 60.2%, in the first quarter of 2005 as compared to the same period in 2004 primarily as a result of a decrease in the dollar amount of interest-earning deposits. The decrease in the average dollars outstanding was primarily the result of investing our short-term funds into short-to medium-term mortgage related securities.

Total Interest Expense. Total interest expense increased $2.2 million, or 15.4%, in the first three months ended March 31, 2005 as compared to the same period in 2004 primarily as a result of the increased dollar amount and cost of borrowings.

Interest expense on deposits increased only slightly in the first quarter of 2005 as compared to the same period in 2004 as a result of the increased cost of deposits offset by a decrease in the amount of deposits outstanding. As market interest rates increased (in particular short-term interest rates), it was necessary to increase our offering interest rates on deposits to retain and attract new deposits thereby increasing the cost of deposits.

Interest expense on borrowings increased $2.2 million, or 57.1%, in the first quarter of 2005 as a result of increased borrowings outstanding. Borrowings at March 31, 2005 were $122.0 million higher than at December 31, 2004 as a result of borrowing to fund stock repurchases, loan growth and a decrease in the deposit portfolio. We borrowed a net $91.9 million in the first quarter of 2005 to fund our stock repurchase program. These borrowings were primarily overnight or short-term in nature and had a cost that ranged approximately from 2.48% to 3.15% for the first quarter of 2005.

Net Interest Income. Net interest income increased $1.1 million, or 4.8%, to $23.2 million for the first quarter of 2005 as compared to $22.1 million for the first quarter of 2004 primarily as a result of increases in the loan and mortgage-related securities portfolios outstanding. This increase was partially offset by a decrease in the yield on loans and mortgage-related securities and an increase in the dollar amount of borrowings and an increase in the cost of deposits.

The net interest margin for the first quarter of 2005 was 2.82% as compared to 3.02% for the first quarter of 2004. The decrease in the net interest margin was the result of the increasing deposit interest rate environment and the effects of our stock repurchase program.

Provision for Loan Losses. Provision for loan losses were $117,000 in the first three months of 2005 as compared to $490,000 for the same period in 2004. The provisions for loan losses decreased, even as non-performing loans increased, as a result of having a portion of the loan loss allowance previously allocated to these specific loans in anticipation of their non-performing status. It is anticipated that the portion of loan loss allowance allocated to these loans is sufficient (based upon the information we currently have) to cover losses that may be incurred in the remediation process. The total allowance for loan losses at March 31, 2005 was $14.0 million, or 156.4% of non-performing loans, compared to $13.9 million, or 222.1% of non-performing loans at December 31, 2004. The loan loss allowance to total loans was 0.73% at March 31, 2005 as compared to 0.74% at December 31, 2004.

Noninterest Income. Total noninterest income increased $1.1 million in the first quarter of 2005 primarily as a result of gain on the sales of investments and an increase in other income partially offset by the decrease in brokerage and insurance commissions and loan fees.

Service charges on deposits decreased for the first quarter of 2005 primarily as a result of the decreased number of deposit accounts and customer utilization of on-line banking and the use of check cards. On-line banking and real time check cards purchase authorizations have allowed customers to manage their accounts better and reduce their service charge fees.

Brokerage and insurance commissions decreased $226,000 for the three months ended March 31, 2005 primarily as a result of decreased tax deferred annuity sales. Offering interest rates on annuities increased more slowly than on deposits thereby reducing the consumer attractiveness of the annuity product.

Loan related fees and servicing revenues decreased $225,000 in the first quarter of 2005 as compared to the same period in 2004, primarily as a result of a large prepayment fee on a construction and development loan in the first quarter of 2004. There was no such similar fee collected in 2005.

Gain on the sales of investments of $1.3 million in the first quarter of 2005 was the result of the sale of a regional ATM network for a gain of $813,000 and Sallie Mae stock for a gain of $512,000.

Gain on the sales of loans in the first quarter of 2005 was $402,000 from the sale of $30.0 million of loans and in the first quarter of 2004, the gain on the sales of loans was $380,000 from the sale of $30.7 million of loans. The increase in the first quarter of 2005 was the result of better pricing on the loan sales.

Other noninterest income increased $226,000 in the first quarter of 2005 primarily as a result of increased debit card and ATM fees and income recognition in accordance with FASB No. 133.

Noninterest Expense. Total noninterest expense increased $1.2 million, or 8.4% to $16.0 million for the three months ended March 31, 2005 as compared to $14.8 million for the same period in 2004 as a result of an increase in compensation expense.

Compensation, payroll taxes and other employee benefit expense increased $1.4 million in the first quarter of 2005 as a result of accelerated vesting of restricted stock and compensation (due to the expected completion of employment of a bank officer and that officer’s employment arrangements); increased compensation from normal salary increases; decreased deferral of loan origination costs and increased compensation expense resulting from the issuance of 955,000 restricted shares on May 3, 2004, pursuant to the 2004 Stock Incentive Plan. The accelerated restricted stock vesting resulted in $417,000 of expense in the first quarter of 2005. Decreased deferral of loan originations cost results from changed patterns in loan originations. Each loan that is originated has an incremental compensation and benefit cost determined and as loan originations decrease the incremental compensation and benefit cost also decrease. In the first quarter of 2005 as compared to the first quarter of 2004, compensation and benefit cost deferrals decreased approximately $121,000. The additional restricted stock awards made in 2004 resulted in an additional 789,000 of compensation expense in the first quarter of 2005.

Occupancy and equipment expense decreased $176,000 in the first quarter of 2005 primarily as a result of decreased rent expense, data processing cost and furniture, fixtures and equipment depreciation. We anticipate that we will open two or three offices in 2005 which will increase our occupancy and equipment expenses.

Other expenses increased slightly in the first quarter of 2005 as compared to the same period in 2004 primarily as a result of increases to a variety of other operating expenses.

Income Taxes. The effective tax rate for the first quarter of 2005 was 34.1% as compared to an effective tax rate for the same period in 2004 of 33.9%.

Bank owned life insurance income is permanently tax deferred if the policy is held to the participant’s death. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.

Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state bank subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many such organizations, including our Nevada subsidiaries; its audit of Bank Mutual and its Nevada subsidiaries has not yet been concluded, and the Department has not asserted a claim against the Bank or its subsidiaries.

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

Net Income. As a result of the foregoing factors, net income for the three months ended March 31, 2005 was $7.9 million, an 11.5% increase from the comparable period in 2004. Earnings per share increased 33.3% basic, and 22.2% diluted, in the 2005 period as compared to 2004. Net income per share increased at a faster rate due to the effects of the Corporation’s stock repurchase plan, which substantially reduced the average number of shares outstanding in the first quarter of 2005 as compared to the comparable period in 2004.

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

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first three months of 2005, loan prepayments were significantly reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

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

Cash and cash equivalents decreased $6.8 million during the first three months of 2005. Investing activities utilized $37.8 million of cash, primarily as a result of mortgage-related securities, an increase in loans receivable and purchases of FHLB stock. These uses were partially offset by principal repayments on mortgage-related securities and investment securities that matured. Cash provided by financing activities of $19.2 million resulted primarily from an increase in short term borrowings, partially offset by the repayments of long-term borrowings and the purchase of treasury stock. Net cash provided by operating activities of $11.9 million consisted primarily of net income, amortization of cost of stock benefit plans and an increase in other liabilities partially offset by an increase in other assets.

At March 31, 2005, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At March 31, 2005, the Bank had a total risk-based capital ratio of 28.7% and a leverage ratio of 13.7%. See Notes to Unaudited Consolidated Financial Statements – “Note 8 - Shareholders’ Equity.”

As discussed above, the Corporation has recently repurchased a significant number of shares of common stock, and these repurchases have had, and will continue to have, the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effects. Management believes that the repurchases of shares were appropriate in view of the Corporation’s very strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction. However, management will continue to monitor the Corporation’s capital resources and liquidity position when considering and making future stock repurchases.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents, as of March 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$812,893	$—	$—	$—	$812,893
Certificates of deposits	616,938	447,110	91,074	—	1,155,122
Borrowed funds (a)	426,410	407,980	—	49,153	883,543
Operating leases	1,096	1,558	1,109	385	4,148
Purchase obligations	2,160	4,320	4,320	180	10,980
Deferred retirement plans and deferred compensation plans	221	378	266	7,165	8,030

(a)	Excludes interest to be paid in the periods indicated.

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

The following table details the amounts and expected maturities of significant commitments as of March 31, 2005.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$10,348	$—	$—	$—	$10,348
Residential real estate	75,764	—	—	—	75,764
Revolving home equity and credit card lines	154,066	—	—	—	154,066
Standby letters of credit	3,305	85	—	—	3,390
Commercial lines of credit	25,400	—	—	—	25,400
Undisbursed commercial loans	21,017	—	—	—	21,017
Net commitments to sell mortgage loans	15,181	—	—	—	15,181

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

At March 31, 2005, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $123.7 million. This represents a negative cumulative one-year interest rate sensitivity gap of 3.57%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 91.1%.

The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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

	At March 31, 2005
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$28,428	$67,063	$152,456	$91,042	$184,459	$523,448
Adjustable	153,599	231,469	339,631	136,673	8,060	869,432
Consumer loans	107,857	125,691	149,534	59,181	31,478	473,741
Commercial business loans	18,820	19,213	28,471	4,505	1,034	72,043
Interest-earning deposits	1,912	—	—	—	—	1,912
Investment securities	48,537	1,002	14,720	—	—	64,259
Mortgage-related securities:
Fixed	83,425	216,704	426,273	207,224	210,350	1,143,976
Adjustable	121,711	—	—	—	—	121,711
Other interest-earning assets	44,307	—	—	—	—	44,307

Total interest-earning assets	608,596	661,142	1,111,085	498,625	435,381	3,314,829

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	588	1,745	4,509	4,308	92,263	103,413

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	945	2,804	7,246	6,923	148,260	166,178
Savings accounts	4,579	9,471	22,347	18,803	195,696	250,896
Money market accounts	292,230	—	—	—	—	292,230
Time deposits	296,081	346,971	420,018	90,998	—	1,154,068
Advance payments by borrowers for taxes and insurance	—	11,211	—	—	—	11,211
Borrowings	409,638	17,198	409,437	1,670	45,600	883,543

Total interest-bearing and noninterest-bearing liabilities	1,004,061	389,400	863,557	122,702	481,819	2,861,539

Interest rate sensitivity gap	$(395,465)	$271,742	$247,528	$375,923	$(46,438)	$453,290

Cumulative interest rate sensitivity gap	$(395,465)	$(123,723)	$123,805	$499,728	$453,290

Cumulative interest rate sensitivity gap as a percentage of total assets	(11.40%)	(3.57%)	3.57%	14.41%	13.07%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	60.61%	91.12%	105.49%	121.00%	115.84%

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

The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2005. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)
+300	$754,158	$(216,512)	(22.3)%	23.77%	(15.3)%
+200	824,741	(145,929)	(15.0)	25.26	(9.9)
+100	902,031	(68,639)	(7.1)	26.79	(4.5)
0	970,670	0	0.0	28.05	0.0
-100	1,007,329	36,659	3.8	28.54	1.7
-200	996,734	26,064	2.7	27.89	(0.6)
-300	973,077	2,407	0.2	26.96	(3.9)

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

The following table provides the specified information about the repurchases of shares by the Company during the first quarter of 2005.

			Total
			number
			of shares	Maximum
			purchased as	number of
			part of	shares that
			publicly	may yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs

January 1 – January 31, 2005	1,086,000	$12.18	1,086,000	3,914,000

February 1 – February 28, 2005	3,438,000	$12.17	4,524,000	5,476,000	*

March 1 – March 31, 2005	3,009,000	$12.23	7,533,000	2,467,000

Total	7,533,000	$12.20

No private cash purchases of Company shares were made during the quarter.

*	Reflects the 5.0 million increase in the number of shares authorized to be repurchased by the Board of Directors. The additional shares were authorized, and the increase was announced in February 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

(a), (c)	At Bank Mutual’s annual meeting of shareholders on May 2, 2005, the four continuing directors who were management’s nominees for re-election were elected to the Bank Mutual Corporation’s Board of Directors for terms identified below. The directors were re-elected with the following votes:

Director’s Name	For	Withhold
For terms expiring in 2008:
Thomas J. Lopina, Sr.	58,834,414	3,008,879
Robert B. Olson	58,842,305	3,000,986
David J. Rolfs	58,943,533	2,899,760

For term expiring in 2007:
Mark C. Herr	60,358,606	1,484,686

At the meeting, shareholders also ratified the selection of Ernst & Young LLP as auditors for fiscal 2005, by the following vote:

For: Against: Abstain:	61,339,768 363,090 140,430

Thomas H. Buestrin, Michael T. Crowley, Jr., William J. Mielke, J. Gus Swoboda, and Raymond W. Dwyer continue as Bank Mutual Corporation directors whose terms expire in 2006 or 2007.

Item 6. Exhibits

(a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION

(Registrant)

Date:	May 6, 2005

/s/ Michael T. Crowley, Jr.

Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date:	May 6, 2005

/s/ Rick B. Colberg

Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended March 31, 2005

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