Form 10-Q
period 2005-06-30
BANK MUTUAL CORP
filed 2005-08-04
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☑                     No ☐
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 63,561,225 shares, at August 2, 2005.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30	December 31
	2005	2004
	(In thousands)
Assets
Cash and due from banks	$29,930	$36,868
Interest-earning deposits	18,533	707

Cash and cash equivalents	48,463	37,575
Securities available-for-sale, at fair value:
Investment securities	64,042	68,753
Mortgage-related securities	1,224,959	1,266,224
Loans held for sale	8,261	4,987
Loans receivable, net	1,968,632	1,875,885
Goodwill	52,570	52,570
Other intangible assets	4,081	4,412
Mortgage servicing rights	4,563	4,542
Other assets	153,001	130,351

	$3,528,572	$3,445,299

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,974,586	$1,982,881
Borrowings	930,120	761,525
Advance payments by borrowers for taxes and insurance	21,374	2,796
Other liabilities	38,521	25,348

	2,964,601	2,772,550

Minority interest in real estate development	2,295	2,295

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2005 and 2004 Issued and outstanding – none in 2005 and 2004	–	–
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2005 and 2004 Issued – 78,783,849 shares in 2005 and 2004 Outstanding – 63,542,882 in 2005 and 73,485,113 in 2004	788	788
Additional paid-in capital	497,760	495,858
Retained earnings	265,170	258,110
Unearned ESOP shares	(4,416)	(4,865)
Accumulated other comprehensive losses	(6,639)	(4,844)
Unearned deferred compensation	(8,285)	(10,076)
Treasury stock – 15,240,967 shares in 2005 and 5,298,736 in 2004	(182,702)	(64,517)

Total shareholders’ equity	561,676	670,454

	$3,528,572	$3,445,299

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30
	2005	2004
	(In thousands, except per
	share data)
Interest income:
Loans	$26,629	$23,684
Investment securities	1,138	967
Mortgage-related securities	13,133	11,585
Interest-earning deposits	68	17

Total interest income	40,968	36,253

Interest expense:
Deposits	11,492	10,352
Borrowings	7,152	4,010
Advance payments by borrowers for taxes and insurance	6	8

Total interest expense	18,650	14,370

Net interest income	22,318	21,883
Provision for loan losses	270	384

Net interest income after provision for loan losses	22,048	21,499

Noninterest income:
Service charges on deposits	1,173	1,153
Brokerage and insurance commissions	647	703
Loan related fees and servicing revenue	354	350
Gain on sales of investments	62	537
Gain on sales of loans	406	600
Other	1,145	1,086

Total noninterest income	3,787	4,429

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,304	8,872
Occupancy and equipment	2,528	2,600
Amortization of other intangible assets	166	166
Other	2,889	3,381

Total noninterest expenses	14,887	15,019

Income before income taxes	10,948	10,909
Income taxes	3,750	3,791

Net income	$7,198	$7,118

Per share data:
Earnings per share – basic	$0.12	$0.09

Earnings per share – diluted	$0.11	$0.09

Cash dividends paid	$0.06	$0.04

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30
	2005	2004
	(In thousands, except per
	share data)
Interest income:
Loans	$52,116	$47,581
Investment securities	2,118	1,997
Mortgage-related securities	26,581	23,211
Interest-earning deposits	111	125

Total interest income	80,926	72,914

Interest expense:
Deposits	22,260	21,076
Borrowings	13,188	7,851
Advance payments by borrowers for taxes and insurance	8	12

Total interest expense	35,456	28,939

Net interest income	45,470	43,975
Provision for loan losses	387	874

Net interest income after provision for loan losses	45,083	43,101

Noninterest income:
Service charges on deposits	2,198	2,226
Brokerage and insurance commissions	1,193	1,475
Loan related fees and servicing revenue	664	885
Gain on sales of investments	1,387	537
Gain on sales of loans	808	980
Other	2,458	2,173

Total noninterest income	8,708	8,276

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	19,299	17,471
Occupancy and equipment	5,164	5,412
Amortization of other intangible assets	331	331
Other	6,083	6,558

Total noninterest expenses	30,877	29,772

Income before income taxes	22,914	21,605
Income taxes	7,827	7,413

Net income	$15,087	$14,192

Per share data:
Earnings per share – basic	$0.23	$0.19

Earnings per share – diluted	$0.23	$0.18

Cash dividends paid	$0.12	$0.08

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Unearned
	Common	Paid-In	Retained	ESOP	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Compensation	Stock	Total
				(In thousands)
For the Six Months Ended June 30, 2005
Balance at January 1, 2005	$788	$495,858	$258,110	$(4,865)	$(4,844)	$(10,076)	$(64,517)	$670,454
Comprehensive income:
Net income	—	—	15,087	—	—	—	—	15,087
Other comprehensive income Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $1,075	—	—	—	—	(1,795)	—	—	(1,795)

Total comprehensive income	—	—	—	—	—	—	—	13,292
Purchase of treasury stock	—	—	—	—	—	—	(118,796)	(118,796)
Committed ESOP shares	—	1,436	—	449	—	—	—	1,885
Exercise of stock options	—	466	—	—	—	—	611	1,077
Amortization of deferred compensation	—	—	—	–-	—	1,791	—	1,791
Cash dividends ($0.12 per share)	—	—	(8,027)	–-	—	—	—	(8,027)

Balance at June 30, 2005	$788	$497,760	$265,170	$(4,416)	$(6,639)	$(8,285)	$(182,702)	$561,676

For the Six Months Ended June 30, 2004
Balance at January 1, 2004	$788	$495,990	$241,958	$(5,766)	$149	$(2,039)	$—	$731,080
Comprehensive income:
Net income	—	—	14,192	—	—	—	—	14,192
Other comprehensive income Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $8,635	—	—	—	—	(15,408)	—	—	(15,408)

plan shares	—	—	—	—	—	—	—	(1,216)
Total comprehensive income	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(17,463)	(17,463)
Issuance of management recognition
plan shares	—	(23)	—	—	—	(10,193)	10,216	—
Committed ESOP shares	—	1,185	—	593	—	—	—	1,778
Exercise of stock options	—	(1,013)	—	—	—	—	1,459	446
Amortization of deferred compensation	—	—	—	—	—	738	—	738
Cash dividends ($0.08 per share)	—	—	(6,106)	—	—	—	—	(6,106)

Balance at June 30, 2004	$788	$496,139	$250,044	$(5,173)	$(15,259)	$(11,494)	$(5,788)	$709,257

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2005	2004
	(In thousands)
Operating activities:
Net income	$15,087	$14,192
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	387	874
Provision for depreciation	1,340	1,524
Amortization of intangibles	331	331
Net increase in mortgage servicing rights	(21)	(39)
Amortization of cost of stock benefit plans	3,676	2,516
Net (discount) premium amortization on securities	(92)	300
Net gain on sale of available-for-sale securities	(1,387)	(547)
Net change in loans held for sale	(2,466)	735
Gains on sales of loans	(808)	(980)
Increase in other liabilities	14,972	14,470
Increase in other assets	(12,318)	(19,823)
(Increase) decrease in accrued interest receivable	(499)	260

Net cash provided by operating activities	18,202	13,813

Investing activities:
Net purchases of mutual funds	(669)	(456)
Proceeds from maturities of investment securities	59,780	24,500
Purchases of investment securities	(55,429)	(24,014)
Purchases of mortgage-related securities	(125,198)	(159,070)
Principal repayments on mortgage-related securities	164,708	144,548
Proceeds from sale of investment securities	1,402	547
Net increase in loans receivable	(93,352)	(44,229)
Proceeds from sale of foreclosed properties	927	2,469
Net increase in Federal Home Loan Bank stock	(9,322)	(1,110)
Net purchases of premises and equipment	(2,569)	(527)

Net cash used by investing activities	(59,722)	(57,342)

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended
	June 30
	2005	2004
	(In thousands)
Financing activities:
Net decrease in deposits	$(9,019)	$(51,196)
Net increase in short-term borrowings	162,600	76,700
Proceeds from long-term borrowings	8,315	4,746
Repayments on long-term borrowings	(2,320)	(31,901)
Net increase in advance payments by borrowers for taxes and insurance	18,578	16,703
Proceeds from exercise of stock options	1,077	446
Cash dividends	(8,027)	(6,106)
Purchase of treasury stock	(118,796)	(17,463)

Net cash provided (used) by financing activities	52,408	(8,071)

Increase (decrease) in cash and cash equivalents	10,888	(51,600)
Cash and cash equivalents at beginning of period	37,575	86,503

Cash and cash equivalents at end of period	$48,463	$34,903

Supplemental information:
Interest paid on deposits	$21,536	$20,892
Income taxes paid	7,613	7,012
Loans transferred to foreclosed properties and repossessed assets	217	4,092
See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”) and the Bank’s subsidiaries.
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of Bank Mutual Corporation, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of Bank Mutual Corporation and subsidiaries at June 30, 2005 and December 31, 2004, the results of their income for the three and six months ended June 30, 2005 and 2004, and their cash flows for the six months ended June 30, 2005 and 2004. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with Bank Mutual Corporation’s 2004 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At June 30, 2005:
Investment securities:
U.S. government and federal agency obligations	$15,720	$4	$(201)	$15,523
Mutual funds	46,688	7	(876)	45,819
Stock in federal agencies	1,455	1,245	–	2,700

Total investment securities	63,863	1,256	(1,077)	64,042
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	566,750	659	(6,053)	561,356
Federal National Mortgage Association	472,459	1,570	(4,611)	469,418
Government National Mortgage Association	76,575	93	(497)	76,171
Private Placement CMOs	117,990	223	(199)	118,014

Total mortgage-related securities	1,233,774	2,545	(11,360)	1,224,959

Total	$1,297,637	$3,801	$(12,437)	$1,289,001

The Company does not believe any individual unrealized loss as of June 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2004:
Investment securities:
U.S. government and federal agency obligations	$19,967	$46	$(182)	$19,831
Mutual funds	46,018	12	(640)	45,390
Stock in federal agencies	1,461	2,071	–	3,532

Total investment securities	67,446	2,129	(822)	68,753
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	635,806	1,525	(6,307)	631,024
Federal National Mortgage Association	544,928	2,709	(4,834)	542,803
Government National Mortgage Association	82,635	111	(277)	82,469
Private Placement CMOs	9,928	–	–	9,928

Total mortgage-related securities	1,273,297	4,345	(11,418)	1,266,224

Total	$1,340,743	$6,474	$(12,240)	$1,334,977

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2005, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$15,720	$15,523
Due after one year through five years	—	—
Due after five years through ten years	—	—
Mutual funds	46,688	45,819
Federal Home Loan Mortgage Corporation stock	1,455	2,700
Mortgage-related securities	1,233,774	1,224,959

	$1,297,637	$1,289,001

Note 3 — Loans Receivable
Loans receivable consist of the following:

	June 30	December 31
	2005	2004

Mortgage loans:
One-to-four family	$988,455	$903,498
Multifamily	178,946	161,641
Commercial real estate	172,301	195,708
Construction and development	158,200	141,394

Total mortgage loans	1,497,902	1,402,241
Consumer loans and other loans:
Fixed home equity	261,895	266,635
Home equity lines of credit	89,045	88,444
Student	20,799	20,519
Home improvement	27,372	24,293
Automobile	64,573	61,469
Other	14,186	15,911

Total consumer loans	477,870	477,271
Total commercial business loans	66,133	70,170

Total loans receivable	2,041,905	1,949,682
Less:
Undisbursed loan proceeds	61,393	60,653
Allowance for loan losses	14,213	13,923
Unearned loan fees and discounts	(2,333)	(779)

	73,273	73,797

Total loans receivable, net	$1,968,632	$1,875,885

Bank Mutual Corporation’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in Bank Mutual’s local lending areas in Wisconsin, Minnesota and Michigan. In addition, Bank Mutual has purchased some loans in other Midwest states.

Note 4 – Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at June 30, 2005 and December 31, 2004 are presented in the following table.

	June 30	December 31
	2005	2004
Mortgage servicing rights at beginning of year	$4,542	$4,698
Capitalized servicing rights	778	1,529
Amortization of servicing rights	(757)	(1,685)

Mortgage servicing rights at end of period	4,563	4,542
Valuation allowance	—	—

Balance	$4,563	$4,542

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at June 30, 2005 are presented in the following table.

	Intangible Asset Amount
	Net of Accumulated	Valuation	Carrying
Intangible Assets	Amortization	Allowance	Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,563	—	4,563
Deposit base intangibles	4,081	—	4,081

Total	$61,214	$—	$61,214

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
	(In thousands)
Six months ended June 30, 2005 (actual)	$757	$331	$1,088

Six months ending December 31, 2005 (estimate)	$525	$331	$856

Estimate for year ending December 31,
2006	1,050	661	1,711
2007	1,047	661	1,708
2008	1,025	618	1,643
2009	656	405	1,061
2010	232	405	637
Thereafter	28	1,000	1,028

	$4,563	$4,081	$8,644

Note 5 — Other Assets
Other Assets are summarized as follows:

	June 30	December 31
	2005	2004

Accrued interest:
Mortgage-related securities	$4,448	$4,581
Investment securities	133	172
Loans receivable	7,269	6,599

Total accrued interest	11,850	11,352
Foreclosed properties and repossessed assets	885	1,621
Premises and equipment	45,195	43,966
Federal Home Loan Bank stock, at cost	47,508	38,186
Bank owned life insurance	19,883	19,324
Real estate development joint venture	3,556	2,451
Other	24,124	13,451

	$153,001	$130,351

Note 6 — Deposits
Deposits are summarized as follows:

	June 30	December 31
	2005	2004

Checking accounts:
Noninterest-bearing	$105,855	$111,855
Interest-bearing	165,259	171,565

	271,114	283,420
Money market accounts	279,768	309,531
Savings accounts	251,197	247,439
Certificate accounts:
Due within one year	613,472	584,172
After one but within two years	356,940	241,059
After two but within three years	111,335	225,987
After three but within four years	24,679	30,636
After four but within five years	66,081	60,637
After five years	–	–

	1,172,507	1,142,491

	$1,974,586	$1,982,881

Note 7 — Borrowings
Borrowings consist of the following:

	June 30		December 31
	2005		2004
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing:
2005	$445,850	3.26%	$168,010	2.43%
2006	407,955	2.80	407,955	2.80
2007	4,650	3.86	–	–
2008	1,025	5.90	1,025	5.90
2009	–	–	–	–
Thereafter	50,440	5.20	46,935	5.22
Open-line of credit	20,200	3.66	137,600	2.47
Other borrowings	–	–	–	–

	$930,120		$761,525

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by the Company; 60% of the book value of certain multi-family mortgage loans; or 70% of the book value of one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $47,508 and $38,186 at June 30, 2005 and December 31, 2004, respectively.
Note 8 — Shareholders’ Equity
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The OTS can initiate certain mandatory, and possible additional discretionary actions, which, if undertaken, could have a direct material effect on Bank Mutual Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the OTS about components, risk weightings and other factors.
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of June 30, 2005, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of June 30, 2005:
Total risk-based capital (to risk-weighted assets)	$485,305	28.47%	$136,376	8.00%	$170,470	10.00%
Tier I capital (to risk-weighted assets)	471,092	27.63	68,188	4.00	102,282	6.00
Tier I capital (to average assets)	471,092	13.56	138,926	4.00	173,657	5.00
Bank Mutual Corporation is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
As of June 30,2005:
Equity per Bank records	$524,471	$524,471
Unrealized losses on investments	5,446	5,446
Goodwill and deposit base intangibles, net of deferred taxes	(55,015)	(55,015)
Investment in “nonincludable” subsidiaries	(3,536)	(3,536)
Disallowed servicing assets	(274)	(274)
Equity investments required to be deducted	–	–
Allowance for loan losses	14,213	–

Regulatory capital	$485,305	$471,092

Note 9 – Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Basic Earnings Per Share
Net Income	$7,198	$7,118	$15,087	$14,192

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	61,483,023	75,334,703	64,344,939	75,757,093
Allocated ESOP shares for period	81,798	81,799	163,597	163,598
Vested MRP shares for period	89,079	82,096	250,147	132,358

	61,653,900	75,498,598	64,758,683	76,053,049

Basic earnings per share	$0.12	$0.09	$0.23	$0.19

Diluted Earnings Per Share
Net Income	$7,198	$7,118	$15,087	$14,192

Weighted average shares outstanding used in basic earnings per share	61,653,900	75,498,598	64,758,683	76,053,049
Net dilutive effect of:
Stock option shares	1,782,526	1,887,789	1,887,757	1,921,433
Unvested MRP shares	138,228	263,236	186,843	283,227

	63,574,654	77,649,623	66,833,283	78,257,709

Diluted earnings per share	$0.11	$0.09	$0.23	$0.18

Note 10 – Employee Benefit Plans
Bank Mutual Corporation has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $40,000 in the second quarter of 2005 and $42,000 in the second quarter of 2004. For the six months ended June 30, 2005 and 2004, contributions made by the Company were $82,000 and $83,000, respectively.
Bank Mutual Corporation also has a defined benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental pension plan for certain qualifying employees (collectively, the “Plan”). The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company’s funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.
The following table sets forth the net periodic benefit cost:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Service cost	$485	$420	$969	$840
Interest cost	401	369	802	738
Expected return on plan assets	(504)	(418)	(1,008)	(836)
Amortization of prior service cost	31	32	62	64
Amortization of net (gain) loss	119	43	238	86

Net periodic benefit cost	$532	$446	$1,063	$892

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
Bank Mutual has a deferred retirement plan, for non-officer directors who have provided at least five years of service. Four of the six existing eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs.

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
In May 2001, Bank Mutual Corporation shareholders approved the 2001 Stock Incentive Plan, providing for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001 to employees in management positions, directors and other key employees of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted on May 8, 2001 at an exercise price of $3.2056. In May 2004, the 2004 Stock Incentive Plan was approved by shareholders, providing for the grant of stock options to 4,106,362 shares and MRP awards up to 1,642,521 shares. On May 3, 2004, options for 2,382,000 shares and 955,000 MRP shares were granted. The May 2004 options were granted at an exercise price of $10.673. Total outstanding MRP grants had a fair value of $8.4 million at June 30, 2005. The grants under the MRP are being amortized to compensation expense as employees become vested in the awarded shares.
The amount of MRP awards amortized to expense was $665,000 for the second quarter of 2005 and $539,000 for the same period in 2004 and $1.8 million for the first six months of 2005 as compared to $738,000 for the first six months of 2004. The unamortized cost of the MRP (unvested MRP shares) is unearned deferred compensation and is reflected as a reduction of shareholders’ equity.
In total, options for 5,217,859 shares remain outstanding at June 30, 2005, of which options for 2,739,367 shares were vested. In addition, since inception of the plans, options for 953,332 shares were exercised and options for 236,257 shares have been forfeited.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Risk-free interest rate	4.81 – 5.30%	4.81 - 5.30%	4.81 – 5.30%	4.81 - 5.30%
Dividend yield	2.00%	2.00%	2.00%	2.00%
Expected stock volatility	11.76 – 26.30%	11.76 - 26.30%	11.76 – 26.30%	11.76 - 26.30%
Expected years until exercise	4.50 – 8.75	5.50 - 9.75	4.50 – 8.75	5.50 - 9.75
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
Bank Mutual Corporation accounts for the stock options in accordance with APB Opinion 25, as allowed under FAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. See Note 12 regarding accounting changes which will be effective in 2006. Pursuant to FAS No. 123 disclosure requirements as amended by FAS No. 148, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	For the Three Months		For the Six Months
	Ended June 30		June 30
	2005	2004	2005	2004

Net income:
As reported	$7,198	$7,118	$15,087	$14,192
Pro forma	$6,963	$6,938	$14,617	$13,833
Basic earnings per share:
As reported	$0.12	$0.09	$0.23	$0.19
Pro forma	$0.11	$0.09	$0.23	$0.18
Diluted earnings per share:
As reported	$0.11	$0.09	$0.23	$0.18
Pro forma	$0.11	$0.09	$0.22	$0.18
The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Note 11 – Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at June 30, 2005 and December 31, 2004 are as follows:

	June 30	December 31
	2005	2004
Unused consumer lines of credit	$156,126	$154,213
Unused commercial lines of credit	33,164	22,261
Commitments to extend credit:
Fixed rate	14,464	16,550
Adjustable rate	42,296	57,289
Undisbursed commercial loans	14,969	21,098
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	1	1
Forward commitments to sell mortgage loans of $17.8 million at June 30, 2005 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $10.6 million of forward commitments at December 31, 2004.
Note 12 – Recent Accounting Developments
Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments” was issued on March 9, 2004 and is effective for commitments to originate mortgage loans to be held for sale that are entered into after June 30, 2004. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customers relationship or loan servicing. Because of the SAB’s limit on the types of cash flows that can be considered in the fair-value measurement, mortgage-loan commitments could be recognized as liabilities if the guaranteed rate in the commitment is less than the market interest rate. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement No. 107, Statement No. 133 and Item No. 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after June 30, 2004. This SAB had minimal impact on our financial condition or our results of operations.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced a delay in the compliance dates for the adoption of Financial Accounting Standards Board Statement No. 123 (revised 2004) Share-Based Payment (“FAS 123(R)”), the accounting standard that required public companies to expense stock options. FAS 123(R) was previously scheduled to become mandatory for public companies at the beginning of the first fiscal quarter after June 15, 2005. The SEC’s new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year or January 1, 2006 in Bank Mutual Corporation’s case. See Note 10. Employee Benefit Plans for an approximate stock option expense amount that would have been incurred if FAS 123(R) were in effect for 2005.
The Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (EITF”) issued EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” with the intent of providing guidance on certain accounting issues. Specifically, it provided guidance to better define when and whether unrealized losses in the investment category of “Available-for-Sale” should be deemed other than temporary and requiring immediate recognition through the statement of income. In June, 2005 EITF decided not to provide additional guidance on the meaning of other-than-temporary impairment and issued FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which will replace the guidance set forth in EITF 03-1 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005 and is not expected to have a material impact on our financial condition or results of operations.
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
Comparison of Financial Condition at June 30, 2005 and December 31, 2004
Total Assets. Bank Mutual Corporation’s total assets increased modestly for the first six months of 2005, by $83.3 million. Total assets at June 30, 2005 were $3.5 billion as compared to $3.4 billion at December 31, 2004. The increase was largely attributed to the growth of the loan portfolio partially offset by a decrease in the securities portfolio.
Cash and Cash Equivalents. Cash and cash equivalents increased $10.9 million in the first six months of 2005 primarily as a result of investing $18.5 million in short-term interest earning deposits. The decision to invest in these short-term interest earning deposits resulted primarily from funding needs for a $10.0 million commitment to purchase a mortgage-related security early in July 2005.
Securities Available-for-Sale. Investment securities decreased $4.7 million in the first six months of 2005 primarily as a result of maturing investment securities.
Mortgage-related securities decreased $41.3 million primarily as a result of payments and prepayments of the underlying mortgage loans which collateralize the mortgage-related securities and a decrease in market value. Funds obtained from repayments on these securities were also used to fund increases in loans receivable.
Loans Held for Sale. Loans held for sale increased $3.3 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell most of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations.
Loans Receivable. Loans receivable increased $92.7 million in the first six months of 2005, primarily as a result of an increase in the mortgage loan portfolio partially offset by a reduction in the commercial business loan portfolio.
The mortgage loan portfolio increased $95.7 million in the first six months of 2005 primarily as a result of an increase in the one-to-four family, multi-family mortgage and construction and development loan portfolios. The one-to-four family mortgage loans increased $85.0 million in the first six months of 2005 primarily as a result of an increase in adjustable rate mortgage loan originations and correspondent purchases which are held in the portfolio, and decreased prepayments. We have supplemented our mortgage loan originations by purchasing mortgage loans (primarily adjustable rate mortgage loans) from various Wisconsin sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desk underwriting standards and conform to our underwriting standards.

Multi-family mortgage loans increased $17.3 million in the first six months of 2005 primarily as a result of our focus on increasing this type of lending and increased demand. Construction and development mortgage loan portfolio increased $16.8 million in the six months ended June 30, 2005 primarily as the result of increased single-family construction loan originations.
The commercial business real estate portfolio decreased $23.4 million in the first six months of 2005 primarily as a result of prepayments of commercial real estate loans. The increased prepayments are a result of sales of properties and some competition at pricing and/for terms that we chose not to match.
The consumer loan portfolio increased $599,000, primarily as a result of increased originations in the home equity lines of credit, home improvement and automobile portfolios, partially offset by a reduction in the fixed home equity portfolio.
Commercial business loan originations decreased substantially in the second quarter of 2005 and six months ended June 30, 2005 as compared to the same periods in 2004 as a result of competition for commercial loans, and our efforts to maintain profitable risk based pricing. As a result of this pricing policy, we experienced some payoffs of larger loans in the second quarter of 2005.
The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Originations:
Mortgage loans	$113,907	$151,131	$192,595	$259,826
Consumer loans	61,336	83,585	107,128	148,267
Commercial business loans	9,581	22,416	22,564	26,422

Total loan originations	184,824	257,132	322,287	434,515

Purchases:
Mortgage loans	76,475	26,595	137,284	40,092

Total loans purchased	76,475	26,595	137,284	40,092

Total loans originated and purchased	$261,299	$283,727	$459,571	$474,607

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans.

Other Assets. Other assets increased $22.7 million, during the first six months of 2005. This increase is primarily the result of an increase in Federal Home Loan Bank stock and our commitment to purchase $10.0 million of mortgage-related securities. See Note 4. Other Assets.
Deposits. Deposits decreased $8.3 million in the first six months of 2005 as a result of pricing our deposit offerings at market averages rather than above average pricing of such deposits. We also believe that deposit growth (or shrinkage) for the balance of 2005 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.
Borrowings. Borrowings increased $168.6 million in the first six months of 2005 as a result of borrowing to fund stock repurchases, the decrease in deposits and the increase in the loan receivable portfolio. Management determined to use additional borrowing, rather than liquidating existing investments or other sources of liquidity, for these purposes as a result of prevailing market interest rate rates and trends. Additionally, management believes that it was appropriate to incur additional borrowing and reduce capital through stock repurchases as a result of the Company’s strong capital position which resulted from stock sales in connection with the Company’s 2003 full conversion transaction.
Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $18.6 million in the first six months of 2005. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal, as these payments tend to increase during the course of the calendar year until real estate tax obligations are primarily paid out in December or January of the next year. In addition, other liabilities increased $13.2 million, primarily as a result of the liability to fund a commitment to purchase $10.0 million of mortgage-related securities in early July.
Shareholders’ Equity. Shareholders’ equity decreased $108.8 million in the first six months of 2005, primarily as a result of stock repurchases, cash dividends paid, and an increase in other comprehensive losses offset by our net income and amortization (including accelerated amortization in the first quarter of 2005 resulting from an officer’s employment arrangement) of unearned deferred compensation.
During the six months ended June 30, 2005, the Company repurchased 10,000,000 shares at an average price of $11.88 per share. The Company authorized a third stock repurchase program on August 1, 2005 for 3,000,000 shares. This stock repurchase program is approximately 4.7% of outstanding shares at that date.
The stock repurchase program had the effect of lowering capital, which does not have an interest cost. Management nonetheless determined that it was appropriate to repurchase shares as a result of the Corporation’s very strong capital position which had resulted from stock sales in connection with the Corporation’s 2003 full conversion transaction.
Comprehensive losses (net of tax) increased as a result of marking the available-for-sale investments to current market value; decreases in value resulted from recent increase in market interest rates.

In addition, a cash dividend of $0.06 per share was paid June 1, 2005 to shareholders of record on May 19, 2005. The dividend payout ratio was 53.2% in the first six months of 2005.
ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At June 30	At December 31
	2005	2004
	(Dollars in thousands)
Non-accrual mortgage loans	$1,766	$1,485
Non-accrual consumer loans	540	619
Non-accrual commercial business loans	5,626	3,579
Accruing loans delinquent 90 days or more	608	586

Total non-performing loans	8,540	6,269

Foreclosed properties and repossessed assets, net	885	1,621

Total non-performing assets	$9,425	$7,890

Non-performing loans to total loans	0.43%	0.33%

Non-performing assets to total assets	0.27%	0.23%

Additional interest income that would have been recognized if non-accrual loans had been current	$1,008	$831

Allowance for loan losses as a percent of non-performing assets	150.80%	176.46%

Total non-performing loans increased as of June 30, 2005, as compared to December 31, 2004, primarily as a result of increased non performing mortgage and commercial business loans. Commercial business loan delinquencies increased primarily as a result of adding three particular loans made to two borrowers, to non-performing loans.
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

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Six Months Ended	Year Ended
	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Balance at the beginning of the period	$13,923	$13,771
Provisions for the period	387	1,330
Charge-offs:
Mortgage loans	—	(64)
Consumer loans	(120)	(373)
Commercial business loans	—	(816)

Total charge-offs	(120)	(1,253)
Recoveries:
Mortgage loans	—	9
Consumer loans	23	66
Commercial business loans	—	—

Total recoveries	23	75

Net recoveries (charge-offs)	(97)	(1,178)

Balance at the end of the period	$14,213	$13,923

Net charge-offs to average loans	(0.01%)	(0.07%)

Allowance as a percent of total loans	0.72%	0.74%

Allowance as a percent of non-performing loans	166.43%	222.09%

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
Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding Bank Mutual Corporation’s financial condition and net interest income at and for the three and six months ended June 30, 2005 and 2004. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended June 30
	2005			2004
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,969,670	$26,629	5.41%	$1,748,765	$23,684	5.42%
Mortgage-related securities	1,227,359	13,133	4.28	1,069,708	11,585	4.33
Investment securities (2)	124,126	1,138	3.67	104,960	967	3.69
Interest-earning deposits	10,800	68	2.52	8,240	15	0.73
Federal funds	—	—	0.00	956	2	0.84

Total interest earning assets	3,331,955	40,968	4.92	2,932,629	36,253	4.95
Noninterest-earning assets	175,071			170,565

Total average assets	$3,507,026			$3,103,194

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$251,364	269	0.43	$254,915	273	0.43
Money market accounts	287,306	1,149	1.60	342,883	832	0.97
Interest-bearing demand accounts	172,872	101	0.23	163,803	87	0.21
Time deposits	1,153,107	9,973	3.46	1,137,692	9,160	3.22

Total deposits	1,864,649	11,492	2.47	1,899,293	10,352	2.18
Advance payments by borrowers for taxes and insurance	16,988	6	0.14	15,756	8	0.20
Borrowings	912,985	7,152	3.13	324,948	4,010	4.94

Total Interest-bearing liabilities	2,794,622	18,650	2.67	2,239,997	14,370	2.57

Noninterest-bearing liabilities:
Noninterest-bearing deposits	105,920			109,389
Other noninterest-bearing liabilities	39,321			30,613

Total noninterest-bearing liabilities	145,241			140,002

Total liabilities	2,939,863			2,379,999
Shareholders’ equity	567,163			723,195

Total average liabilities and equity	$3,507,026			$3,103,194

Net interest income and net interest rate spread (3)		$22,318	2.25%		$21,883	2.38%

Net interest margin (4)			2.68%			2.98%

Average interest-earning assets to average interest-bearing liabilities	1.19x			1.32x

AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID

	Six Months Ended June 30
	2005			2004
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,940,558	$52,116	5.37%	$1,735,998	$47,581	5.48%
Mortgage-related securities	1,243,457	26,581	4.28	1,059,827	23,211	4.38
Investment securities (2)	115,894	2,118	3.66	105,953	1,997	3.77
Interest-earning deposits	9,635	111	2.30	13,374	55	0.82
Federal funds	—	—	—	13,940	70	1.00

Total interest earning assets	3,309,544	80,926	4.89	2,929,092	72,914	4.98
Noninterest-earning assets	173,622			173,293

Total average assets	$3,483,166			$3,102,385

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$248,889	529	0.43	$248,123	531	0.43
Money market accounts	291,034	2,064	1.42	348,375	1,704	0.98
Interest-bearing demand accounts	169,257	193	0.23	158,225	170	0.21
Time deposits	1,146,502	19,474	3.40	1,150,252	18,671	3.25

Total deposits	1,855,682	22,260	2.40	1,904,975	21,076	2.21
Advance payments by borrowers for taxes and insurance	11,978	8	0.13	11,137	12	0.22
Borrowings	868,680	13,188	3.04	311,691	7,851	5.04

Total Interest-bearing liabilities	2,736,340	35,456	2.59	2,227,803	28,939	2.60

Noninterest-bearing liabilities:
Noninterest-bearing deposits	104,473			107,242
Other noninterest-bearing liabilities	39,018			38,508

Total noninterest-bearing liabilities	143,491			145,750

Total liabilities	2,879,831			2,373,553
Shareholders’ equity	603,335			728,832

Total average liabilities and equity	$3,483,166			$3,102,385

Net interest income and net interest rate spread (3)		$45,470	2.30%		$43,975	2.38%

Net interest margin (4)			2.75%			3.00%

Average interest-earning assets to average interest-bearing liabilities	1.21x			1.31x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest-earning assets.

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

	Six Months Ended
	June 30, 2005 Compared to June 30, 2004
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$5,508	$(973)	$4,535
Mortgage-related securities	3,940	(570)	3,370
Investment securities	183	(62)	121
Interest-earning deposits	(19)	75	56
Federal funds	(70)	—	(70)

Total	9,542	(1,530)	8,012

Interest-bearing liabilities:
Savings deposits	2	(4)	(2)
Money market deposits	(315)	675	360
Interest-bearing demand deposits	12	11	23
Time deposits	(61)	864	803

Total deposits	(362)	1,546	1,184
Advance payments by borrowers for taxes and insurance	1	(5)	(4)
Borrowings	9,478	(4,141)	5,337

Total	9,117	(2,600)	6,517

Net change in net interest income	$425	$1,070	$1,495

Comparison of Operating Results for the Three and Six Months Ended June 30, 2005 and 2004
General. Net income was $7.2 million for the second quarter of 2005 as compared to $7.1 million for the second quarter of 2004, and $15.1 million for the six months ended June 30, 2005 as compared to $14.2 million for the six months ended June 30, 2004. The increase in both periods was primarily the result of growth in the loan and investment portfolios, and reduced provisions for loan losses and, for the first six months of 2005, gains on sale of investments. These increases were partially offset by a decrease in the net interest margin and, for the six months ended June 30, 2005, an increase in operating expenses.
Total Interest Income. Total interest income increased $4.7 million, or 13.0%, to $41.0 million in the second quarter of 2005 as compared to $36.3 million for the same period in 2004 and an increase of $8.0 million, or 11.0%, to $80.9 million for the six months ended June 30, 2005 as compared to $72.9 million for the same period in 2004. These increases were primarily the result of the increased dollar amount outstanding in the loan and mortgage-related securities portfolio.
Interest income on loans increased $2.9 million, or 12.4%, to $26.6 million in the second quarter of 2005 as compared to $23.7 million for the second quarter of 2004 and an increase of $4.5 million, or 9.5%, to $52.1 million in the first six months of 2005 as compared to $47.6 million for the same period in 2004. These increases were the result of increased average dollars in the loan portfolio outstanding partially offset by a decrease in the yield on the portfolio.
Loan originations and purchases in the second quarter of 2005 were $261.3 million as compared to $283.7 million in the second quarter of 2004 and $459.6 million for the six months ended June 30, 2005 as compared to $474.6 million for the same period in 2004. Although originations were lower in both periods of 2005 as compared to 2004, a higher percentage of originations were interest rate adjustable which are retained in our portfolio rather than being sold into the secondary market. In addition, loan prepayments decreased as compared to the three and six months ended June 30, 2004 therefore, contributing to the loan portfolio growth.
Interest income on investments increased $171,000 in the second quarter of 2005 as compared to the second quarter of 2004 and $121,000 for the six months ended June 30, 2005 as compared to the same period in 2004. The increase for both periods was the result of increased dollars of investments outstanding partially offset by a decrease in the yield. Investment securities outstanding increased primarily as a result of increased Federal Home Loan Bank Stock.
Interest income on mortgage-related securities increased $1.5 million, or 13.4%, to $13.1 million in the second quarter of 2005 as compared to $11.6 million for the second quarter of 2004 and increased $3.4 million, or 14.5%, to $26.6 million for the six months ended June 30, 2005 as compared to $23.2 million for the same period in 2004. The increase for both periods was the result of increased dollars outstanding partially offset by a slight decrease in the yields.
Interest income on interest-earning deposits (which include federal funds) increased $51,000 in the second quarter of 2005 and decreased $14,000 for the six months ended June 30, 2005 as compared to like periods in 2004. The increase in the second quarter of 2005 was the result of investing funds on a short-term basis to fund a commitment to purchase mortgage-related securities in July 2005. The decrease in interest income on interest-earning deposits for the six months ended June 30, 2005 was the result of decreased dollar amount of interest-earning deposits. The decrease in the average dollars outstanding was primarily the result of investing our short-term funds into short- to medium-term mortgage-related securities.
Total Interest Expense. Total interest expense increased $4.3 million, or 29.8%, in the second quarter of 2005 as compared to the second quarter of 2004 and $6.5 million, or 22.5%, in the first six months of 2005 as compared to the same period in 2004. These increases were the result of an increase in the rate paid on deposits and borrowings and an increase in the average borrowings outstanding.
Interest expense on deposits increased $1.1 million, or 11.0%, in the second quarter of 2005 and $1.2 million, or 5.6%, for the first six months of 2005 as compared to the same periods in 2004, respectively, as a result of an increase in the cost of deposits partially offset by a decrease in average dollars outstanding. As market interest rates increased (in particular short-term interest rates) and deposit rates offered by competitors increased, it was necessary to increase the interest rates we offered on deposits to retain and attract new deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $3.1 million in the second quarter of 2005 and $5.3 million for the first six months of 2005 as compared to the same periods in 2004, respectively. These increases were the result of increased borrowings outstanding. Borrowings increased to fund stock repurchases, growth in our loan portfolio and the decrease in deposits.
Net Interest Income. Net interest income increased $435,000, or 2.0%, in the second quarter of 2005 and $1.5 million, or 3.4%, for the six months ended June 30, 2005 as compared to the same periods in 2004 primarily as a result of increases in the loan and mortgage-related securities portfolios. These increases were partially offset by the increased cost of deposits and the increased dollar amount of borrowings.
The net interest margin for the second quarter of 2005 was 2.68% as compared to 2.98% for the second quarter of 2004 and 2.75% for the first six months of 2005 as compared to 3.00% for the first six months of 2004. The decrease in the net interest margin for both periods was primarily the result of the increasing deposit interest rate environment and the effects of our stock repurchase program. The dollars used to repurchase stock resulted in a change from zero cost capital to interest-bearing borrowings.
Provision for Loan Losses. Provision for loan losses were $270,000 for the second quarter of 2005 and $387,000 for the first six months of 2005 as compared to $384,000 for the second quarter of 2004 and $874,000 for the first six months of 2004. The decreases for both periods were primarily the result of an $800,000 charge-off in the second quarter of 2004, which resulted in additional provisions in that quarter. However, as our loan portfolios grew in 2005 and as a result of an increase in non-performing loans since year-end 2004, additional dollars were expensed in both periods of 2005 to the provisions. The composition of the loan portfolio, which experienced a decline in commercial loans in the second quarter, also affected the relative provisions. It is anticipated that the portion of loan loss allowance allocated to non-performing loans is sufficient (based upon information we currently have) to cover losses that may be incurred in the remediation process. The total allowances for loan losses at June 30, 2005 was $14.2 million, or 166.4% of non-performing loans as compared to$13.9 million, or 222.1%, of non-performing loans at December 31, 2004. The loan loss allowance was 0.72% of total loans at June 30, 2005 as compared to 0.74% of total loans at December 31, 2004.
Noninterest Income. Total noninterest income decreased $642,000 in the second quarter of 2005 and increased $432,000 for the first six months of 2005 as compared to the same periods in 2004. The decrease in the second quarter of 2005 was the result of decreased gains on the sales of investments, gain on the sales of loans and brokerage and insurance commissions. The increase for the first six months of 2005 was primarily the result of the increased gains on the sales of investments which occurred in the first quarter of 2005.
Service charges on deposits increased $20,000 in the three months ended June 30, 2005 and decreased $28,000 for the first six months of 2005. The increase in the second quarter of 2005 was the result of an increase in the number of overdrafts. The decrease for the six months ended June 30, 2005 was the result of a decrease in the number of deposit accounts and customer utilization of on-line banking and check cards. On-line banking and real time check cards purchase authorizations have allowed customers to manage their accounts better and reduce their service charge fees.
Brokerage and insurance commissions decreased $56,000 for the second quarter of 2005 and $282,000 for the first six months of 2005 as compared to the same periods in 2004, primarily as a result of decreased tax deferred annuity sales. Interest rates on annuities increased more slowly than interest rates on deposits thereby reducing the consumer demand for the annuity products.
Loan related fees and servicing income increased slightly in the second quarter of 2005 and decreased $221,000 for the six months ended June 30, 2005 as compared to the same periods in 2004. The decrease in the first six months of 2005 was the result of a large prepayment fee on a construction and development loan in the first quarter of 2004.
Gains on the sales of investments were $62,000 in the second quarter of 2005 as a result of the final settlement of the sale of a regional ATM network. The gain of $1.4 million for the first six months of 2005 was primarily the result of the sale of the regional ATM network for a gain of $875,000 and Sallie Mae stock for a gain of $512,000.
The gain on the sale of investment of $537,000 in the second quarter of 2004 was the result of the sale of stock in an insurance firm.
Gains on the sales of loans decreased $194,000 in the second quarter of 2005 and $172,000 for the first six months of 2005 as compared to the same periods in 2004, as a result of decreased loan sales. We sell most of our 30 and 20 year fixed rate mortgage loans and some of our 15 year fixed rate mortgage loans to the secondary market. As market interest rates increased for fixed rate mortgage loans, fixed rate mortgage loan originations decreased resulting in reduced loan sales.
Other noninterest income increased $59,000 in the second quarter of 2005 and $285,000 for the first six months of 2005 as compared to the same periods in 2004 primarily as a result of increased debit card fees.

Noninterest Expense. Total noninterest expense decreased $132,000 in the second quarter of 2005 and increased $1.1 million for the first six months of 2005 as compared to the same periods in 2004. The decrease in the second quarter of 2005 was primarily the result of a decrease in real estate owned expenses, and numerous other expense items. The increase for the first six months of 2005 was primarily the result of increased compensation expense.
Compensation, payroll taxes and other employee benefit expense increased $432,000 in the second quarter of 2005 and $1.8 million for the first six months of 2005 as compared to the same periods in 2004 as a result of increased expense resulting from the issuance of 955,000 restricted shares on May 3, 2004 pursuant to the 2004 Stock Incentive Plan, decreased deferral of loan origination costs, and pension costs. In addition, for the six months ended June 30, 2005, compensation expense increased $417,000 as a result of the accelerated vesting of restricted stock and compensation related to a bank officer’s disability and subsequent retirement, as provided in that officer’s employment arrangements. The additional restricted stock awards made in 2004 resulted in an additional $91,000 of compensation expense for the second quarter of 2005 and $890,000 for the six months ended June 30, 2005.
The decreased deferral of loan origination costs resulted from reduced amounts of loan originations. Each loan that is originated has an incremental compensation and benefit cost deferral and as loan originations decrease the incremental compensation and benefit cost deferral also decreases. In the second quarter and first six months of 2005, compensation and benefit cost deferrals decreased $255,000 and $377,000, respectively when compared to the same periods in 2004.
Occupancy and equipment expense decreased $72,000 in the second quarter of 2005 and $248,000 for the first six months of 2005 as compared to the same periods in 2004, as a result of reduced depreciation expense on equipment. A number of pieces of equipment became fully depreciated at the end of 2004 resulting in reduced expenses in 2005. In addition to the new office opened in June of 2005, we anticipate adding two new offices at the end of 2005 which will increase our occupancy and equipment expense on a go forward basis.
Other expenses decreased $492,000 in the second quarter of 2005 and $475,000 for the six months ended June 30, 2005 as compared to the same periods in 2004 primarily as a result of a reduction in real estate owned expenses and a variety of other expenses.
Income Taxes. The effective tax rate for the second quarter of 2005 was 34.3% as compared to 34.8% for the second quarter of 2004 and 34.2% for the six months ended June 30, 2005 as compared to 34.3% for the same period in 2004.
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
The Company has engaged in discussions with the Department and has advised the Department that it wishes to receive and consider a proposal from the Department. In particular, the Company asked the Department to consider some specific factors which the Company believes may distinguish it from many other institutions. We have received certain information from the Department to further evaluate its position and our alternatives under our particular circumstances. The Company believes that it will need more specific detail than was included in the Department’s July 2004 letter or subsequent communications to quantify in any definitive way the Department’s view of our exposure, either for past periods or with respect to operations going forward, and to evaluate the Company’s alternatives. A determination on how to proceed will depend in part on further communication from and actions by the Department.
Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of Bank Mutual Corporation. The Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof. We also may incur further costs in the future to address these issues.
Net Income. As a result of the foregoing factors, net income for the three months ended June 30, 2005 was $7.2 million, a 1.1% increase from the comparable period in 2004 and for the six months ended June 30, 2005, net income was $15.1 million or a 6.3% increase from the same period in 2004. Diluted earnings per share increased 22.2% and basic earnings per share increased 33.3% in the second quarter of 2005 as compared to 2004. For the six months ended June 30, 2005 as compared to the same period in 2004, diluted earnings per share increased 27.8% and basic earnings per share increased 21.1%. Net income per share increased at a faster rate than net income due to the effects of the Corporation’s stock repurchases which substantially reduced the average number of shares outstanding for both periods in 2005 as compared to the same periods in 2004.

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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first six months of 2005, loan prepayments were significantly reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. Based upon our historical experience and available sources of liquidity, we anticipate that we will have sufficient funds to meet current funding commitments. In recent periods, we have increased borrowings as a source of liquidity as a result of current market conditions; as a result of our capital structure, we believe this has been a prudent source of funds. See also “Qualitative and Quantitative Disclosures about Market Risk — Gap Analysis” in Item 3 hereof, which is incorporated herein by reference, which discusses maturities.
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
Cash and cash equivalents increased $10.9 million during the first six months of 2005. Investing activities utilized $59.7 million of cash, primarily as a result of purchasing mortgage-related securities and investment securities, an increase in loans receivable and purchases of FHLB stock. These uses were partially offset by principal repayments on mortgage-related securities and investment securities that matured. Cash provided by financing activities of $52.4 million resulted primarily from an increase in short term borrowings, partially offset by the purchase of treasury stock, a decrease in deposits, and payment of cash dividends on the Company’s stock. Net cash provided by operating activities of $18.2 million consisted primarily of net income, amortization of cost of stock benefit plans and an increase in other liabilities partially offset by an increase in other assets.
At June 30, 2005, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At June 30, 2005, the Bank had a total risk-based capital ratio of 28.5% and a leverage ratio of 13.6%. See Notes to Unaudited Consolidated Financial Statements — “Note 8 - Shareholders’ Equity.”
As discussed above, the Corporation has recently repurchased a significant number of shares of common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effects. Management believes that the repurchases of shares were appropriate in view of the Corporation’s very strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction. The Company authorized a third stock repurchase program on August 1, 2005 for 3,000,000 shares. This stock repurchase program is approximately 4.7% of outstanding shares at that date.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of June 30, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$802,079	$—	$—	$—	$802,079
Certificates of deposits	613,472	468,275	90,760	—	1,172,507
Borrowed funds (a)	468,550	410,105	1,025	50,440	930,120
Operating leases	1,066	1,596	1,072	319	4,053
Purchase obligations	2,160	4,320	3,960	—	10,440
Deferred retirement plans and deferred compensation plans	348	619	510	6,741	8,218

(a)	Excludes interest to be paid in the periods indicated.
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
The following table details the amounts and expected maturities of significant commitments as of June 30, 2005.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$5,503	—	—	—	$5,503
Residential real estate	51,257	—	—	—	51,257
Revolving home equity and credit card lines	156,126	—	—	—	156,126
Standby letters of credit	3,538	385	—	—	3,923
Commercial lines of credit	33,164	—	—	—	33,164
Undisbursed commercial loans	14,969	—	—	—	14,969
Net commitments to sell mortgage loans	17,811	—	—	—	17,811
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
At June 30, 2005, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $25.7 million. This represents a negative cumulative one-year interest rate sensitivity gap of 0.7%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 98.2%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
i)	Investment securities — based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities — based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans — based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

iv)	Deposits — based upon contractual maturities and historical decay rates.

v)	Borrowings — based upon the earlier of call date or final maturity.

	At June 30, 2005
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
			(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$25,091	$70,038	$152,738	$91,065	$178,962	$517,894
Adjustable	173,629	226,949	362,005	157,658	6,634	926,875
Consumer loans	106,080	131,718	150,634	59,325	30,113	477,870
Commercial business loans	15,979	20,289	24,940	3,800	1,125	66,133
Interest-earning deposits	18,533	—	—	—	—	18,533
Investment securities	49,144	14,720	—	—	—	63,864
Mortgage-related securities:
Fixed	108,159	243,678	420,440	157,676	128,774	1,058,727
Adjustable	175,047	—	—	—	—	175,047
Other interest-earning assets	47,508	—	—	—	—	47,508

Total interest-earning assets	719,170	707,392	1,110,757	469,524	345,608	3,352,451

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	2,395	6,865	16,161	13,457	66,977	105,855

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	3,759	10,773	25,361	21,118	104,233	165,244
Savings accounts	8,895	19,560	44,291	34,938	143,511	251,195
Money market accounts	279,594	—	—	—	—	279,594
Time deposits	287,673	342,346	450,268	90,776	—	1,171,063
Advance payments by borrowers for taxes and insurance	—	21,374	—	—	—	21,374
Borrowings	466,129	2,931	412,663	1,738	46,659	930,120

Total interest-bearing and noninterest-bearing liabilities	1,048,445	403,849	948,744	162,027	361,380	2,924,445

Interest rate sensitivity gap	$(329,275)	$303,543	$162,013	$307,497	$(15,772)	$428,006

Cumulative interest rate sensitivity gap	$(329,275)	$(25,732)	$136,281	$443,778	$428,006

Cumulative interest rate sensitivity gap as a percentage of total assets	(9.33%)	(0.73%)	3.86%	12.58%	12.13%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	68.59%	98.23%	105.68%	117.31%	114.64%

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2005. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)
+300	$452,449	$(193,088)	(29.9)%	13.86%	(24.3)%
+200	519,636	$(125,901)	(19.5)	15.50	(15.3)
+100	586,395	(59,142)	(9.2)	17.03	(6.9)
0	645,537	0	0.0	18.30	0.0
-100	671,627	26,090	4.0	18.71	2.3
-200	670,429	24,892	3.9	18.43	0.7
-300	661,642	16,105	2.5	17.97	(1.8)

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

PART II. OTHER INFORMATION
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of shares by the Company during the second quarter of 2005.

			Total
			number
			of shares	Maximum
			purchased as	number of
			part of	shares that
			publicly	may yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs

April 1 - April 30, 2005	736,233	$11.13	736,233	1,730,767

May 1 - May 31, 2005	1,732,092	$10.82	1,730,767 *	0

June 1 - June 30, 2005	0	—	0	0

Total	2,468,325	$10.91		**

*	The balance represents shares used as consideration in connection with the exercise of stock options.

**	On August 1, 2005 the Company authorized a third stock repurchase program to repurchase up to 3,000,000 shares.
Item 4. Submission of Markets to a Vote of Security Holders
Information relating to the 2005 Annual Meeting of Shareholders was included in Part II, Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2005, which Item is incorporated by reference.
Item 6. Exhibits
     (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)

Date: August 4, 2005
/s/Michael T. Crowley, Jr.

Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: August 4, 2005
/s/ Rick B. Colberg

Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended June 30, 2005

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