Form 10-Q
period 2005-09-30
BANK MUTUAL CORP
filed 2005-11-04
CIK 1123270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Yes ☑	No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 62,934,258 shares, at November 1, 2005.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30	December 31
	2005	2004
	(In thousands)
Assets
Cash and due from banks	$44,486	$36,868
Interest-earning deposits	16,773	707

Cash and cash equivalents	61,259	37,575
Securities available-for-sale, at fair value:
Investment securities	63,026	68,753
Mortgage-related securities	1,173,919	1,266,224
Loans held for sale	12,208	4,987
Loans receivable, net	1,986,895	1,875,885
Goodwill	52,570	52,570
Other intangible assets	3,916	4,412
Mortgage servicing rights	4,674	4,542
Other assets	148,825	130,351

	$3,507,292	$3,445,299

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,024,279	$1,982,881
Borrowings	865,306	761,525
Advance payments by borrowers for taxes and insurance	30,797	2,796
Other liabilities	32,857	25,348

	2,953,239	2,772,550

Minority interest in real estate development	2,344	2,295

Shareholders’ equity:
Preferred stock — $.01 par value:
Authorized- 20,000,000 shares in 2005 and 2004
Issued and outstanding — none in 2005 and 2004	—	—
Common stock — $.01 par value:
Authorized- 200,000,000 shares in 2005 and 2004
Issued - 78,783,849 shares in 2005 and 2004
Outstanding - 63,130,328 in 2005 and 73,485,113 in 2004	788	788
Additional paid-in capital	497,265	495,858
Retained earnings	267,971	258,110
Unearned ESOP shares	(4,191)	(4,865)
Accumulated other comprehensive losses	(15,161)	(4,844)
Unearned deferred compensation	(7,620)	(10,076)
Treasury stock - 15,653,521 shares in 2005 and 5,298,736 in 2004	(187,343)	(64,517)

Total shareholders’ equity	551,709	670,454

	$3,507,292	$3,445,299

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30
	2005	2004
	(In thousands, except per
	share data)
Interest income:
Loans	$27,422	$24,421
Investment securities	1,073	955
Mortgage-related securities	12,871	11,352
Interest-earning deposits	225	28

Total interest income	41,591	36,756

Interest expense:
Deposits	12,820	10,425
Borrowings	7,503	3,976
Advance payments by borrowers for taxes and insurance	9	12

Total interest expense	20,332	14,413

Net interest income	21,259	22,343
Provision for loan losses	92	267

Net interest income after provision for loan losses	21,167	22,076

Noninterest income:
Service charges on deposits	1,329	1,226
Brokerage and insurance commissions	658	653
Loan related fees and servicing revenue	354	282
Gain on sales of investments	83	—
Gain on sales of loans	564	253
Gain on sale of real estate	—	2,009
Loss on retirement of debt	—	(1,737)
Other	1,388	1,190

Total noninterest income	4,376	3,876

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,386	9,242
Occupancy and equipment	2,641	2,894
Amortization of other intangible assets	165	165
Other	2,820	2,758

Total noninterest expenses	15,012	15,059

Income before income taxes	10,531	10,893
Income taxes	3,619	3,859

Net income	$6,912	$7,034

Per share data:
Earnings per share — basic	$0.11	$0.09

Earnings per share — diluted	$0.11	$0.09

Cash dividends paid	$0.065	$0.05

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30
	2005	2004
	(In thousands, except per
	share data)
Interest income:
Loans	$79,538	$72,002
Investment securities	3,191	2,952
Mortgage-related securities	39,452	34,563
Interest-earning deposits	336	153

Total interest income	122,517	109,670

Interest expense:
Deposits	35,080	31,501
Borrowings	20,691	11,827
Advance payments by borrowers for taxes and insurance	17	24

Total interest expense	55,788	43,352

Net interest income	66,729	66,318
Provision for loan losses	479	1,141

Net interest income after provision for loan losses	66,250	65,177

Noninterest income:
Service charges on deposits	3,527	3,452
Brokerage and insurance commissions	1,851	2,128
Loan related fees and servicing revenue	1,018	1,167
Gain on sales of investments	1,470	537
Gain on sales of loans	1,372	1,233
Gain on sale of real estate	—	2,009
Loss on retirement of debt	—	(1,737)
Other	3,846	3,363

Total noninterest income	13,084	12,152

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	28,685	26,713
Occupancy and equipment	7,805	8,306
Amortization of other intangible assets	496	496
Other	8,903	9,316

Total noninterest expenses	45,889	44,831

Income before income taxes	33,445	32,498
Income taxes	11,446	11,272

Net income	$21,999	$21,226

Per share data:
Earnings per share — basic	$0.35	$0.28

Earnings per share — diluted	$0.34	$0.27

Cash dividends paid	$0.185	$0.13

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Unearned
	Common	Paid-In	Retained	ESOP	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Compensation	Stock	Total
	(In thousands)
For the Nine Months Ended September 30, 2005
Balance at January 1, 2005	$788	$495,858	$258,110	$(4,865)	$(4,844)	$(10,076)	$(64,517)	$670,454
Comprehensive income:
Net income	—	—	21,999	—	—	—	—	21,999
Other comprehensive income
Change in net unrealized gain on securities available- for-sale, net of deferred income tax liability of $6,016	—	—	—	—	(10,317)	—	—	(10,317)

Total comprehensive income	—	—	—	—	—	—	—	11,682
Purchase of treasury stock	—	—	—	—	—	—	(125,173)	(125,173)
Committed ESOP shares	—	2,115	—	674	—	—	—	2,789
Exercise of stock options	—	(708)	—	—	—	—	2,347	1,639
Amortization of deferred compensation	—	—	—	—	—	2,456	—	2,456
Cash dividends ($0.185 per share)	—	—	(12,138)	—	—	—	—	(12,138)

Balance at September 30, 2005	$788	$497,265	$267,971	$(4,191)	$(15,161)	$(7,620)	$(187,343)	$551,709

For the Nine Months Ended September 30, 2004
Balance at January 1, 2004	$788	$495,990	$241,958	$(5,766)	$149	$(2,039)	$—	$731,080
Comprehensive income:
Net income	—	—	21,226	—	—	—	—	21,226
Other comprehensive income
Change in net unrealized gain on securities available-for- sale, net of deferred income tax liability of $3,021	—	—	—	—	(5,215)	—	—	(5,215)

plan shares	—	—	—	—	—	—	—	(16,011)
Total comprehensive income	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(17,463)	(17,463)
Issuance of management recognition plan shares	—	(23)	—	—	—	(10,193)	10,216	—
Committed ESOP shares	—	1,815	—	889	—	—	—	2,704
Exercise of stock options	—	(2,329)	—	—	—	—	3,336	1,007
Amortization of deferred compensation	—	—	—	—	—	1,447	—	1,447
Cash dividends ($0.13 per share)	—	—	(10,009)	—	—	—	—	(10,009)

Balance at September 30, 2004	$788	$495,453	$253,175	$(4,877)	$(5,066)	$(10,785)	$(3,911)	$724,777

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2005	2004
	(In thousands)
Operating activities:
Net income	$21,999	$21,226
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	479	1,141
Provision for depreciation	2,004	2,509
Amortization of intangibles	496	496
Net (increase) decrease in mortgage servicing rights	(132)	83
Amortization of cost of stock benefit plans	5,245	4,151
Net increase in Federal Home Loan Bank Stock	(9,899)	(1,653)
Gains from sales of loans originated for sale	(1,372)	(1,233)
Gains on sales of real estate	—	(2,009)
Net discount amortization on securities	115	389
Loans originated for sale	(114,239)	(91,647)
Proceeds from loan sales	108,390	91,330
Net gain on sale of available-for-sale securities	(1,470)	(537)
Net change in loans held for sale	(5,849)	(317)
Increase in other liabilities	14,879	6,630
Increase in other assets	(6,950)	(14,438)
(Increase) decrease in accrued interest receivable	(348)	24

Net cash provided by operating activities	19,197	16,462

Investing activities:
Net purchases of mutual funds	(1,062)	(690)
Proceeds from maturities of investment securities	60,780	26,250
Purchases of investment securities	(55,429)	(24,015)
Purchases of mortgage-related securities	(193,858)	(228,613)
Principal repayments on mortgage-related securities	271,146	225,555
Proceeds from sale of investment securities	1,486	537
Net increase in loans receivable	(111,914)	(115,635)
Proceeds from sale of foreclosed properties	1,154	2,986
Proceeds from sale of real estate	—	2,182
Net purchases of premises and equipment	(4,019)	(1,292)

Net cash used by investing activities	(31,716)	(112,735)

BANK MUTUAL CORPORATION
    AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
	2005	2004
	(In thousands)
Financing activities:
Net increase (decrease) in deposits	$40,093	$(73,307)
Net increase in short-term borrowings	12,400	144,000
Proceeds from long-term borrowings	109,632	204,746
Repayments on long-term borrowings	(18,251)	(231,955)
Net increase in advance payments by borrowers for taxes and insurance	28,001	25,678
Proceeds from exercise of stock options	1,639	1,007
Cash dividends	(12,138)	(10,009)
Purchase of treasury stock	(125,173)	(17,463)

Net cash provided by financing activities	36,203	42,697

Increase (decrease) in cash and cash equivalents	23,684	(53,576)
Cash and cash equivalents at beginning of period	37,575	86,503

Cash and cash equivalents at end of period	$61,259	$32,927

Supplemental information:
Interest paid or credited on deposits and borrowings	$53,822	$43,161
Income taxes paid	9,738	11,990
Loans transferred to foreclosed properties and repossessed assets	425	4,337
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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at September 30, 2005 and December 31, 2004, the results of their income for the three and nine months ended September 30, 2005 and 2004, and their cash flows for the nine months ended September 30, 2005 and 2004. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At September 30, 2005:
Investment securities:
U.S. government and federal agency obligations	$14,720	$—	$(191)	$14,529
Mutual funds	47,081	2	(1,028)	46,055
Stock in federal agencies	1,454	1,073	(85)	2,442

Total investment securities	63,255	1,075	(1,304)	63,026
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	544,208	224	(11,405)	533,027
Federal National Mortgage Association	447,975	1,164	(8,583)	440,556
Government National Mortgage Association	72,504	10	(1,997)	70,517
Private Placement CMOs	131,103	29	(1,313)	129,819

Total mortgage-related securities	1,195,790	1,427	(23,298)	1,173,919

Total	$1,259,045	$2,502	$(24,602)	$1,236,945

The Company does not believe any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

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

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2005, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$14,720	$14,529
Due after one year through five years	—	—
Due after five years through ten years	—	—
Mutual funds	47,081	46,055
Federal Home Loan Mortgage Corporation stock	1,454	2,442
Mortgage-related securities	1,195,790	1,173,919

	$1,259,045	$1,236,945

Note 3 — Loans Receivable
Loans receivable consist of the following:

	September 30	December 31
	2005	2004

Mortgage loans:
One-to-four family	$1,014,825	$903,498
Multifamily	157,112	161,641
Commercial real estate	173,300	195,708
Construction and development	173,904	141,394

Total mortgage loans	1,519,141	1,402,241
Consumer loans and other loans:
Fixed home equity	254,263	266,635
Home equity lines of credit	90,474	88,444
Student	21,247	20,519
Home improvement	29,243	24,293
Automobile	71,696	61,469
Other	13,626	15,911

Total consumer loans	480,549	477,271
Total commercial business loans	58,423	70,170

Total loans receivable	2,058,113	1,949,682
Less:
Undisbursed loan proceeds	62,181	60,653
Allowance for loan losses	12,110	13,923
Unearned loan fees and discounts	(3,073)	(779)

	71,218	73,797

Total loans receivable, net	$1,986,895	$1,875,885

The Company’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in the Bank’s local lending areas in Wisconsin, Minnesota and Michigan. In addition, the Bank has purchased some loans in other Midwest states.

Note 4 — Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at September 30, 2005 and December 31, 2004 are presented in the following table.

	September 30	December 31
	2005	2004
Mortgage servicing rights at beginning of year	$4,542	$4,698
Capitalized servicing rights	1,307	1,529
Amortization of servicing rights	(1,175)	(1,685)

Mortgage servicing rights at end of period	4,674	4,542
Valuation allowance	—	—

Balance	$4,674	$4,542

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at September 30, 2005 are presented in the following table.

	Intangible Asset Amount
	Net of Accumulated	Valuation	Carrying
Intangible Assets	Amortization	Allowance	Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,674	—	4,674
Deposit base intangibles	3,916	—	3,916

Total	$61,160	$—	$61,160

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
Nine months ended September 30, 2005 (actual)	$1,175	$496	$1,671

Three months ending December 31, 2005 (estimate)	$276	$165	$441
Estimate for year ending December 31,
2006	1,102	661	1,763
2007	1,099	661	1,760
2008	1,078	618	1,696
2009	725	405	1,130
2010	315	405	720
Thereafter	79	1,001	1,080

	$4,674	$3,916	$8,590

Note 5 — Other Assets
Other Assets are summarized as follows:

	September 30	December 31
	2005	2004

Accrued interest:
Mortgage-related securities	$4,325	$4,581
Investment securities	123	172
Loans receivable	7,251	6,599

Total accrued interest	11,699	11,352
Foreclosed properties and repossessed assets	821	1,621
Premises and equipment	45,981	43,966
Federal Home Loan Bank stock, at cost	48,085	38,186
Bank owned life insurance	20,121	19,324
Real estate development joint venture	3,615	2,451
Other	18,503	13,451

	$148,825	$130,351

Note 6 — Deposits
Deposits are summarized as follows:

	September 30	December 31
	2005	2004

Checking accounts:
Noninterest-bearing	$104,706	$111,855
Interest-bearing	169,514	171,565

	274,220	283,420

Money market accounts	276,715	309,531
Savings accounts	240,955	247,439
Certificate accounts:
Due within one year	645,276	584,172
After one but within two years	413,135	241,059
After two but within three years	85,788	225,987
After three but within four years	45,561	30,636
After four but within five years	42,629	60,637
After five years	—	—

	1,232,389	1,142,491

	$2,024,279	$1,982,881

Note 7 — Borrowings
     Borrowings consist of the following:

	September 30		December 31
	2005		2004
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing:
2005	$300,000	3.77%	$168,010	2.43%
2006	407,955	2.80	407,955	2.80
2007	104,650	4.08	—	—
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
Thereafter	51,676	5.18	46,935	5.22
Open-line of credit	—	—	137,600	2.47
Other borrowings	—	—	—	—

	$865,306		$761,525

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by the Company; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one- to -four family mortgage loans; and 97% of certain mortgage-related securities. In addition, these advances are collateralized by FHLB stock of $48,085 and $38,186 at September 30, 2005 and December 31, 2004, respectively and pledged mortgage-related securities of approximately $150.5 million at September 30, 2005.
Note 8 — Shareholders’ Equity
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The OTS can initiate certain mandatory, and possible additional discretionary actions, which, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the OTS about components, risk weightings and other factors.
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of September 30, 2005, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of September 30, 2005:
Total risk-based capital	$420,256	24.56%	$136,881	8.00%	$171,101	10.00%
(to risk-weighted assets)
Tier I capital	408,146	23.85	68,441	4.00	102,661	6.00
(to risk-weighted assets)
Tier I capital	408,146	11.78	138,623	4.00	173,279	5.00
(to average assets)
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
As of September 30,2005:
Equity per Bank records	$452,900	$452,900
Unrealized losses on investments	13,969	13,969
Goodwill and deposit base intangibles, net of deferred taxes	(54,916)	(54,916)
Investment in “nonincludable” subsidiaries	(3,527)	(3,527)
Disallowed servicing assets	(280)	(280)
Equity investments required to be deducted	—	—
Allowance for loan losses	12,110	—

Regulatory capital	$420,256	$408,146

Note 9 — Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Basic Earnings Per Share
Net Income	$6,912	$7,034	$21,999	$21,226

Weighted shares outstanding net of unallocated ESOP and unvested MRP shares	60,609,649	74,778,015	63,077,362	75,405,864
Allocated ESOP shares for period	81,799	81,799	245,396	245,397
Vested MRP shares for period	89,079	98,013	339,226	230,371

	60,780,527	74,957,827	63,661,984	75,881,632

Basic earnings per share	$0.11	$0.09	$0.35	$0.28

Diluted Earnings Per Share
Net Income	$6,912	$7,034	$21,999	$21,226

Weighted average shares outstanding used in basic earnings per share	60,780,527	74,957,827	63,661,984	75,881,632
Net dilutive effect of:
Stock option shares	1,704,384	1,945,802	1,826,633	1,929,556
Unvested MRP shares	110,286	288,376	161,324	284,943

	62,595,197	77,192,005	65,649,941	78,096,131

Diluted earnings per share	$0.11	$0.09	$0.34	$0.27

Note 10 — Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $39,000 in the third quarter of 2005 and $35,000 in the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, contributions made by the Company were $121,000 and $118,000, respectively.
The Company also has a defined benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental pension plan for certain qualifying employees (collectively, the “Plan”). The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company’s funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.
The following table sets forth the net periodic benefit cost:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Service cost	$484	$420	$1,453	$1,260
Interest cost	401	369	1,203	1,107
Expected return on plan assets	(504)	(418)	(1,511)	(1,254)
Amortization of prior service cost	31	32	93	96
Amortization of net loss	119	43	357	129

Net periodic benefit cost	$531	$446	$1,595	$1,338

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.
The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company.
The Company expects to contribute $653,000 to the Plan during 2005. This amount was determined based on a number of factors, including the results of the actuarial valuation report as of January 1, 2005.
The Bank has a deferred retirement plan, for non-officer directors who have provided at least five years of service. Four of the six existing eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. The

Bank has funded these arrangements through “rabbi trust” arrangements, and based on actuarial analyses believes these obligations are adequately funded.
First Northern Savings Bank, acquired by the Company in 2000, had an unfunded deferred retirement plan for its non-employee directors. All members of First Northern Savings Bank’s Board of Directors were eligible under the plan. Directors of predecessor institutions who were members of an advisory board were eligible at the discretion of First Northern Savings Bank. Currently there are four retired advisory board members in the plan. This plan was terminated as a consequence of the 2003 merger of First Northern Savings Bank into the Bank and former First Northern Savings Bank directors began to receive payments.
First Northern Savings Bank also had supplemental retirement plans for several executives.
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan, provides for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001 of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of $3.2056. The 2004 Stock Incentive Plan provides for the grant of stock options to 4,106,362 shares and MRP awards up to 1,642,521 shares. In May 2004, options for 2,382,000 shares and 955,000 MRP shares were granted of which 800 shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. Total unvested outstanding MRP grants had a fair value of $11.0 million at September 30, 2005. The MRP grants are being amortized to compensation expense as employees become vested in the awarded shares.
The amount of MRP awards amortized to expense was $655,000 for the third quarter of 2005 and $709,000 for the same period in 2004 and $2.5 million for the first nine months of 2005 as compared to $1.4 million for the first nine months of 2004. The unamortized cost of the MRP (unvested MRP shares) is unearned deferred compensation and is reflected as a reduction of shareholders’ equity.
In total, options for 5,048,027 shares remain outstanding at September 30, 2005, of which options for 2,571,135 shares were vested. In addition, since inception of the plans, options for 1,146,238 shares were exercised and options for 237,857 shares have been forfeited.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months Ended		For the Nine Months
	September 30		Ended September 30
	2005	2004	2005	2004
Risk-free interest rate	4.81 - 5.30%	4.81 - 5.30%	4.81 - 5.30%	4.81 - 5.30%
Dividend yield	2.00%	2.00%	2.00%	2.00%
Expected stock volatility	11.76 - 26.30%	11.76 - 26.30%	11.76 - 26.30%	11.76 - 26.30%
Expected years until exercise	4.25 - 8.50	5.25 - 9.50	4.25 - 8.50	5.25 - 9.50
The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. The Company’s stock options have characteristics significantly different from traded options and, therefore, changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.
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

	For the Three Months		For the Nine Months
	Ended September 30		September 30
	2005	2004	2005	2004
Net income:
As reported	$6,912	$7,034	$21,999	$21,226
Pro forma	$6,677	$6,798	$21,294	$20,595
Basic earnings per share:
As reported	$0.11	$0.09	$0.35	$0.28
Pro forma	$0.11	$0.09	$0.33	$0.27
Diluted earnings per share:
As reported	$0.11	$0.09	$0.34	$0.27
Pro forma	$0.11	$0.09	$0.32	$0.26
The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.

Note 11 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at September 30, 2005 and December 31, 2004 are as follows:

	September 30	December 31
	2005	2004
Unused consumer lines of credit	$152,505	$154,213
Unused commercial lines of credit	40,069	22,261
Commitments to extend credit:
Fixed rate	11,856	16,550
Adjustable rate	46,007	57,289
Undisbursed commercial loans	10,109	21,098
Forward commitments to sell mortgage loans of $21,960 million at September 30, 2005 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $10.5 million of forward commitments at December 31, 2004.
Note 12 — Recent Accounting Developments
Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments” was issued on March 9, 2004 and is effective for commitments to originate mortgage loans to be held for sale that are entered into after September 30, 2004. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customers relationship or loan servicing. Because of the SAB’s limit on the types of cash flows that can be considered in the fair-value measurement, mortgage-loan commitments could be recognized as liabilities if the guaranteed rate in the commitment is less than the market interest rate. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement No. 107, Statement No. 133 and Item No. 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after September 30, 2004. This SAB had minimal impact on our financial condition or our results of operations.

On April 14, 2004, the Securities and Exchange Commission (“SEC”) announced a delay in the compliance dates for the adoption of Financial Accounting Standards Board Statement No. 123 (revised 2004) Share-Based Payment (“FAS 123(R)”), the accounting standard that required public companies to expense stock options. FAS 123(R) was previously scheduled to become mandatory for public companies at the beginning of the first fiscal quarter after June 15, 2005. The SEC’s new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year or January 1, 2006 in the Company’s case. See Note 10. Employee Benefit Plans for an approximate stock option expense amount that would have been incurred if FAS 123(R) were in effect for 2005.
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
Note 13 — Reclassifications
Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This document contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements, and any discussions of periods after the quarter for which this report is filed, are also forward looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of Bank Mutual’s loan and investment portfolios; general economic and political developments; and other factors referred to in the reports filed by the Company with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 7 of the Company’s 2004 Annual Report on Form 10-K).
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
Comparison of Financial Condition at September 30, 2005 and December 31, 2004
Total Assets. The Company’s total assets increased modestly for the first nine months of 2005, by $62.0 million. Total assets at September 30, 2005 were $3.5 billion as compared to $3.4 billion at December 31, 2004. The increase was largely attributed to the growth of the loan portfolio partially offset by a decrease in the securities portfolio.
Cash and Cash Equivalents. Cash and cash equivalents increased $23.7 million in the first nine months of 2005 primarily as a result of investing $16.8 million in short-term interest earning deposits. The decision to invest in these short-term interest earning deposits resulted primarily from anticipation of funding needs to pay off a $30.0 million short-term borrowing which came due October 17, 2005.
Securities Available-for-Sale. Investment securities decreased $5.7 million in the first nine months of 2005 primarily as a result of maturing investment securities.
Mortgage-related securities decreased $92.3 million primarily as a result of normal payments and prepayments of the underlying mortgage loans which collateralize the mortgage-related securities and a decrease in market value. Funds obtained from repayments on these securities were also used to fund increases in loans receivable.
Loans Held for Sale. Loans held for sale increased $7.2 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell most of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations.
Loans Receivable. Loans receivable increased $111.0 million in the first nine months of 2005, primarily as a result of an increase in the mortgage loan portfolio partially offset by a reduction in the commercial business loan portfolio.
The mortgage loan portfolio increased $116.9 million in the first nine months of 2005 primarily as a result of an increase in the one-to-four family, and construction and development loan portfolios. The one-to-four family mortgage loans increased $111.3 million in the first nine months of 2005 primarily as a result of an increase in adjustable rate mortgage loan originations, correspondent mortgage loan purchases which are held in the portfolio, and decreased prepayments. We have supplemented our mortgage loan originations by purchasing mortgage loans (primarily adjustable rate mortgage loans) from various Wisconsin sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desktop underwriting standards and conform to our underwriting standards.

We also have $104.1 million of adjustable interest only mortgage loans in our one- to -four family mortgage loan portfolio at September 30, 2005. These mortgage loans were either originated by our bank office network or purchased from our correspondents. The interest only provision is only for the initial fixed rate period (normally three or five years) and after this initial period, principal payments begin. Underwriting standards for this type of loan are higher than amortizing mortgage loans.
Multi-family mortgage loans decreased $4.5 million in the first nine months of 2005 primarily as a result of a large prepayment. The construction and development mortgage loan portfolio increased $32.5 million in the nine months ended September 30, 2005 primarily as the result of increased single-family construction loan originations and some purchased construction mortgage loans.
The commercial business real estate portfolio decreased $22.4 million in the first nine months of 2005 primarily as a result of prepayments of commercial real estate loans. The increased prepayments are a result of sales of properties and some competition pricing and/or terms that we chose not to match.
The consumer loan portfolio increased $3.3 million in the first nine months of 2005, primarily as a result of increases in the home equity lines of credit, home improvement, and automobile portfolios, partially offset by a reduction in the fixed home equity portfolio. Automobile loans were particularly strong as a result of automobile manufacturers providing price-based sales incentives and eliminating the low cost automobile funding. As a result, we were able to increase our automobile loan originations.
Commercial business loan originations increased in the third quarter of 2005 and nine months ended September 30, 2005 as compared to the same periods in 2004 primarily as a result of management’s continued commitment to grow this portion of the loan portfolio. However, we continued to experience some payoffs of larger loans in the third quarter of 2005 as a result of competition for this type of loan.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Originations:
Mortgage loans	$111,619	$102,877	$304,214	$362,703
Consumer loans	65,451	62,470	172,579	210,737
Commercial business loans	9,876	5,427	32,440	31,849

Total loan originations	186,946	170,774	509,233	605,289

Purchases:
Mortgage loans	67,853	60,022	205,137	100,114

Total loans purchased	67,853	60,022	205,137	100,114

Total loans originated and purchased	$254,799	$230,796	$714,370	$705,403

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans, and we cannot assure that we will be able to increase this portfolio.
Other Assets. Other assets increased $18.5 million, during the first nine months of 2005. This increase is primarily the result of an increase in Federal Home Loan Bank stock and an increase in deferred taxes on the change in market value of our investments.
Deposits. Deposits increased $41.4 million in the first nine months of 2005 primarily as a result of obtaining wholesale deposits. We contracted with a wholesale deposit program early in 2005 and at September 30, 2005, wholesale deposits were $129.5 million. We also believe that deposit growth (or shrinkage) for the balance of 2005 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.
Borrowings. Borrowings increased $103.8 million in the first nine months of 2005 as a result of borrowing to fund stock repurchases and the increase in the loan receivable portfolio. Management determined to use additional borrowing, rather than liquidating existing investments or other sources of liquidity, for these purposes as a result of prevailing market interest rate rates and trends. However, at the end of the third quarter of 2005, we began to use the cash flows from mortgage-related securities to pay off short term borrowings. Additionally, management believes that it was appropriate to incur additional borrowing and reduce capital through stock repurchases as a result of the Company’s strong capital position which resulted from the sale of stock in connection with the Company’s 2003 full conversion transaction.

Of our borrowings, approximately $300 million will mature in the fourth quarter of 2005. We anticipate paying off some of these borrowings with funds held in short term investments, deposit growth or with cash flows from the mortgage-related securities portfolio. To the extent that the cash flows are not adequate to pay off these borrowings, we expect to replace these borrowings with new borrowings at the Federal Home Loan Bank of Chicago.
Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $28.0 million in the first nine months of 2005. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. These payments increase during the course of the calendar year until real estate tax obligations are primarily paid out in December or January of the next year.
Other liabilities increased $7.5 million, primarily as a result of increases to a number of other liability accounts.
Shareholders’ Equity. Shareholders’ equity decreased $118.7 million in the first nine months of 2005, primarily as a result of stock repurchases, cash dividends paid, and an increase in other comprehensive losses offset by our net income and amortization (including accelerated amortization in the first quarter of 2005 resulting from a Bank officer’s disability and his employment arrangement) of unearned deferred compensation.
During the nine months ended September 30, 2005, the Company repurchased 10,579,500 shares at an average price of $11.83 per share. The Company authorized a third stock repurchase program on August 1, 2005 for 3,000,000 shares. This stock repurchase program represents approximately 4.7% of outstanding shares at that date and 579,500 shares have been purchased under this plan at an average price of $11.00 per share.
The stock repurchase programs have the effect of lowering capital, which does not have an interest cost. Management nonetheless determined that it was appropriate to repurchase shares as a result of the Corporation’s very strong capital position which had resulted from stock sales in connection with the Corporation’s 2003 full conversion transaction.
Comprehensive losses (net of tax) increased as a result of marking the available-for-sale investments to current market value; decreases in value resulted from recent increases in market interest rates.
In addition, a cash dividend of $0.065 per share was paid September 1, 2005 to shareholders of record on August 18, 2005. The dividend payout ratio was 55.2% in the first nine months of 2005.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At September 30	At December 31
	2005	2004
	(Dollars in thousands)
Non-accrual mortgage loans	$2,453	$1,485
Non-accrual consumer loans	697	619
Non-accrual commercial business loans	2,957	3,579
Accruing loans delinquent 90 days or more	547	586

Total non-performing loans	6,654	6,269

Foreclosed properties and repossessed assets, net	821	1,621

Total non-performing assets	$7,475	$7,890

Non-performing loans to total loans	0.33%	0.33%

Non-performing assets to total assets	0.21%	0.23%

Additional interest income that would have been recognized if non-accrual loans had been current	$1,163	$831

Allowance for loan losses as a percent of non-performing assets	162.01%	176.46%

Total non-performing loans increased as of September 30, 2005, as compared to December 31, 2004, primarily as a result of increased non-performing mortgage loans partially offset by decreased non-performing commercial business loans. At December 31, 2004 our non-accrual mortgage loans were at a very low dollar amount. Commercial business loan delinquencies decreased in the third quarter primarily as a result of charging off a $2.1 million commercial loan.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Nine Months Ended	Year Ended
	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Balance at the beginning of the period	$13,923	$13,771
Provisions for the period	479	1,330
Charge-offs:
Mortgage loans	—	(64)
Consumer loans	(222)	(373)
Commercial business loans	(2,104)	(816)

Total charge-offs	(2,326)	(1,253)
Recoveries:
Mortgage loans	—	9
Consumer loans	34	66
Commercial business loans	—	—

Total recoveries	34	75

Net recoveries (charge-offs)	(2,292)	(1,178)

Balance at the end of the period	$12,110	$13,923

Net charge-offs to average loans	(0.16)%	(0.07)%

Allowance as a percent of total loans	0.61%	0.74%

Allowance as a percent of non-performing loans	182.00%	222.09%

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
The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multifamily and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical commercial real estate, development and commercial loan tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single family loans. Depending on the type of commercial loan, the collateral may appeal only to a specialized group of people or businesses and, therefore, limit the number of potential buyers of the collateral, or in the case of collateral that is comprised of inventory, the liquidation of the collateral may be more uncertain. As a result of applying the methodologies described above in accordance with GAAP, it is possible that there may be periods (such as in the third quarter) when the amount of the allowance and/or its percentage to total loans may decrease even though non-performing loans may increase; however, the Bank carefully monitors these factors and applies them consistently from period to period, which may lead to such results. To the extent required in the future, the Bank will make appropriate increases. See “Non-performing Loans” for factors affecting some particular loans which affected the loan loss provisions for the periods discussed. Also, see “Significant Accounting Policies” for a discussion on the use of judgment in determining the amount of the allowance for loan losses.
Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding the Company’s financial condition and net interest income at and for the three and nine months ended September 30, 2005 and 2004. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

	AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
	Three Months Ended September 30
	2005			2004
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,000,593	$27,422	5.48%	$1,813,037	$24,421	5.39%
Mortgage-related securities	1,228,793	12,871	4.19	1,046,076	11,352	4.34
Investment securities (2)	111,253	1,073	3.86	103,792	955	3.68
Interest-earning deposits	15,264	124	3.25	10,328	28	1.08
Federal funds	11,364	101	3.56	—	—

Total interest earning assets	3,367,267	41,591	4.94	2,973,233	36,756	4.95
Noninterest-earning assets	157,916			173,806

Total average assets	$3,525,183			$3,147,039

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$247,801	266	0.43	$257,969	278	0.43
Money market accounts	277,685	1,543	2.22	331,127	812	0.98
Interest-bearing demand accounts	167,334	88	0.21	167,353	91	0.22
Time deposits	1,210,441	10,923	3.61	1,131,209	9,244	3.27

Total deposits	1,903,261	12,820	2.69	1,887,658	10,425	2.21
Advance payments by borrowers for taxes and insurance	26,593	9	0.14	24,757	12	0.19
Borrowings	899,611	7,503	3.34	373,837	3,976	4.25

Total Interest-bearing liabilities	2,829,465	20,332	2.87	2,286,252	14,413	2.52

Noninterest-bearing liabilities:
Noninterest-bearing deposits	104,422			105,276
Other noninterest-bearing liabilities	33,681			36,264

Total noninterest-bearing liabilities	138,103			141,540

Total liabilities	2,967,568			2,427,792
Shareholders’ equity	557,615			719,247

Total average liabilities and equity	$3,525,183			$3,147,039

Net interest income and net interest rate spread (3)		$21,259	2.07%		$22,343	2.43%

Net interest margin (4)			2.53%			3.01%

Average interest-earning assets to average interest-bearing liabilities	1.19x			1.32x

	AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID
	Nine Months Ended September 30
	2005			2004
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,960,789	$79,538	5.41%	$1,774,518	$72,002	5.41%
Mortgage-related securities	1,238,515	39,452	4.25	1,052,952	34,563	4.38
Investment securities (2)	114,330	3,191	3.72	104,873	2,952	3.75
Interest-earning deposits	11,532	235	2.72	11,851	83	0.93
Federal funds	3,830	101	3.52	6,970	70	1.34

Total interest earning assets	3,328,996	122,517	4.91	2,951,164	109,670	4.96
Noninterest-earning assets	166,436			168,549

Total average assets	$3,495,432			$3,119,713

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$248,523	795	0.43	$253,046	809	0.43
Money market accounts	286,536	3,607	1.68	339,751	2,516	0.99
Interest-bearing demand accounts	168,609	281	0.22	162,789	261	0.21
Time deposits	1,168,049	30,397	3.47	1,140,731	27,915	3.26

Total deposits	1,871,717	35,080	2.50	1,896,317	31,501	2.21
Advance payments by borrowers for taxes and insurance	16,903	17	0.13	17,947	24	0.18
Borrowings	879,103	20,691	3.14	342,764	11,827	4.60

Total Interest-bearing liabilities	2,767,723	55,788	2.69	2,257,028	43,352	2.56

Noninterest-bearing liabilities:
Noninterest-bearing deposits	104,473			106,259
Other noninterest-bearing liabilities	34,023			29,471

Total noninterest-bearing liabilities	138,496			135,730

Total liabilities	2,906,219			2,392,758
Shareholders’ equity	589,213			726,955

Total average liabilities and equity	$3,495,432			$3,119,713

Net interest income and net interest rate spread (3)		$66,729	2.22%		$66,318	2.40%

Net interest margin (4)			2.67%			3.00%

Average interest-earning assets to average interest-bearing liabilities	1.20x			1.31x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

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

	Nine Months Ended
	September 30, 2005 Compared to September 30, 2004
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$7,536	$—	$7,536
Mortgage-related securities	5,941	(1,052)	4,889
Investment securities	264	(25)	239
Interest-earning deposits	(2)	154	152
Federal funds	(43)	74	31

Total	13,696	(849)	12,847

Interest-bearing liabilities:
Savings deposits	(14)	—	(14)
Money market deposits	(445)	1,536	1,091
Interest-bearing demand deposits	9	11	20
Time deposits	680	1,802	2,482

Total deposits	230	3,349	3,579
Advance payments by borrowers for taxes and insurance	(1)	(6)	(7)
Borrowings	13,621	(4,757)	8,864

Total	13,850	(1,414)	12,436

Net change in net interest income	$(154)	$565	$411

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2005 and 2004
General. Net income was $6.9 million for the third quarter of 2005 as compared to $7.0 million for the third quarter of 2004, and $22.0 million for the nine months ended September 30, 2005 as compared to $21.2 million for the nine months ended September 30, 2004. The decrease for the third quarter of 2005 was primarily the result of the net interest margin compression partially offset by growth in the loan and investment portfolio and reduced provisions for loan losses. The net interest rate margin was compressed as a result of the flat yield curve and additional borrowings to repurchase stock. The increase for the first nine months of 2005 was primarily the result of growth in the loan and investment portfolios, reduced provisions for loan losses and, gains on sale of investments. This increase was partially offset by a decrease in the net interest margin and, for the nine months ended September 30, 2005, an increase in operating expenses.
The narrowing of the difference between short and long term interest rates, the increased competition for deposits and the costs of borrowings put pressure on our net interest margin and looking forward, are likely to negatively affect our operating results in coming periods.
Total Interest Income. Total interest income increased $4.8 million, or 13.2%, to $41.6 million in the third quarter of 2005 as compared to $36.8 million for the same period in 2004 and an increase of $12.8 million, or 11.7%, to $122.5 million for the nine months ended September 30, 2005 as compared to $109.7 million for the same period in 2004. These increases were primarily the result of the increased dollar amount outstanding in the loan and mortgage-related securities loan portfolio.
Interest income on loans increased $3.0 million, or 12.3%, to $27.4 million in the third quarter of 2005 as compared to $24.4 million for the third quarter of 2004 and an increase of $7.5 million, or 10.5%, to $79.5 million in the first nine months of 2005 as compared to $72.0 million for the same period in 2004. These increases were the result of increased average dollars in the loan portfolio outstanding and, for the third quarter of 2005, an increase in the yield on the loan portfolio.
Loan originations and purchases in the third quarter of 2005 were $254.8 million as compared to $230.8 million in the third quarter of 2004 and $714.4 million for the nine months ended September 30, 2005 as compared to $705.4 million for the same period in 2004. Originations were higher in both periods of 2005 as compared to 2004, primarily as a result of increased correspondent loans purchased, and in the third quarter of 2005, increased fixed interest rate mortgage loan originations. For a short period in the third quarter, market interest rates for fixed rate mortgage loans decreased and some consumers took advantage of the lower interest rate to obtain fixed rate mortgage loans. In addition, loan prepayments decreased as compared to the three and nine months ended September 30, 2004, contributing to the loan portfolio growth.
Interest income on investments increased $118,000 in the third quarter of 2005 as compared to the third quarter of 2004 and $239,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase for both periods was the result of increased dollars of investments outstanding partially and, in the third quarter, an increase in the yield. Investment securities outstanding increased primarily as a result of increased Federal Home Loan Bank Stock

(“FHLB”) however, it is anticipated that the current yield on this stock will decrease as a result of the current financial condition of the FHLB of Chicago.
Interest income on mortgage-related securities increased $1.5 million, or 13.4%, to $12.9 million in the third quarter of 2005 as compared to $11.4 million for the third quarter of 2004 and increased $4.9 million, or 14.1%, to $39.5 million for the nine months ended September 30, 2005 as compared to $34.6 million for the same period in 2004. The increase for both periods was the result of increased dollars outstanding partially offset by a decrease in the yields.
Interest income on interest-earning deposits (which include federal funds) increased $197,000 in the third quarter of 2005 and increased $183,000 for the nine months ended September 30, 2005 as compared to like periods in 2004 as a result of increased yields and for the three months ended September 30, 2005, the average balance outstanding. The increase in short-term investment was in anticipation of paying off some short-term FHLB borrowings in mid October of 2005.
Total Interest Expense. Total interest expense increased $5.9 million, or 41.1%, in the third quarter of 2005 as compared to the third quarter of 2004 and $12.4 million, or 28.7%, in the first nine months of 2005 as compared to the same period in 2004. These increases were the result of an increase in the rate paid on deposits and borrowings, an increase in the average borrowings outstanding and, for the third quarter of 2005, an increase in average deposits outstanding.
Interest expense on deposits increased $2.4 million, or 23.0%, in the third quarter of 2005 and $3.6 million, or 11.4%, for the first nine months of 2005 as compared to the same periods in 2004, respectively, as a result of an increase in the cost of deposits and for the nine months ended September 30, 2005 partially offset by a decrease in average dollars outstanding. As market interest rates increased (in particular short-term interest rates) and deposit rates offered by competitors increased, it was necessary to increase the interest rates we offered on deposits to retain and attract new deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $3.5 million in the third quarter of 2005 and $8.9 million for the first nine months of 2005 as compared to the same periods in 2004, respectively. These increases were the result of increased borrowings outstanding. Borrowings increased primarily to fund stock repurchases and growth in our loan portfolio.
Net Interest Income. Net interest income decreased $1.1 million, or 4.9%, in the third quarter of 2005 and increased $411,000, or 0.6%, for the nine months ended September 30, 2005 as compared to the same periods in 2004. The decrease for the third quarter was the result of increased cost of funds and the increased dollar amounts of borrowings outstanding (primarily used to fund stock repurchases). For the nine months ended September 30, 2005, the increase was primarily as a result of increases in the loan and mortgage-related securities portfolios.
The net interest margin for the third quarter of 2005 was 2.53% as compared to 3.01% for the third quarter of 2004 and 2.67% for the first nine months of 2005 as compared to 3.00% for the first nine months of 2004. The decrease in the net interest margin for both periods was primarily the result of the increasing deposit interest rate environment (in which deposits repriced more quickly then loans) and the effects of our stock repurchase program. The dollars used to repurchase stock resulted in a change from zero cost capital to interest-bearing borrowings.

The current phenomenon of the narrowing of the difference between short and long term interest rates places ongoing pressure on our net interest rate margin. Specifically, the flattening yield curve reduces our ability to price our loan offerings at interest rates that would allow us to increase the yield on our loan portfolio faster than the increase in our cost of funds. In addition, increased competition for deposits and the increased cost of borrowings to fund our stock repurchases have also put pressure on our net interest margin. Going forward, we expect the interest rate yield curve to continue to flatten into 2006 and thus negatively affect our operating results in coming periods.
Provision for Loan Losses. Provision for loan losses was $92,000 for the third quarter of 2005 and $479,000 for the first nine months of 2005 as compared to $267,000 for the third quarter of 2004 and $1.1 million for the first nine months of 2004. The decreases for both periods were primarily the result of growth in our one- to -four family mortgage loan portfolio, which has a relatively smaller risk for loss, and a decrease in the commercial business loan portfolio, which has a higher risk for loss. Also in the third quarter of 2005, we charged off a $2.1 million commercial loan that previously had been placed into non-performing status. It is anticipated that the portion of loan loss allowance allocated to non-performing loans is sufficient (based upon information we currently have) to cover losses that may be incurred in the remediation process. The total allowances for loan losses at September 30, 2005 was $12.1 million, or 182.0% of non-performing loans as compared to$13.9 million, or 222.1%, of non-performing loans at December 31, 2004. The loan loss allowance was 0.61% of total loans at September 30, 2005 as compared to 0.74% of total loans at December 31, 2004.
Noninterest Income. Total noninterest income increased $500,000 in the third quarter of 2005 and increased $932,000 for the first nine months of 2005 as compared to the same periods in 2004. The increase in the third quarter of 2005 was the result of increased gains on the sales of loans, service charges on deposits and other noninterest income. The increase for the first nine months of 2005 was primarily the result of the increased gains on the sales of investments, gains on sales of loans, and other noninterest income.
Service charges on deposits increased $103,000 in the three months ended September 30, 2005 and $75,000 for the first nine months of 2005. The increase in both periods of 2005 was the result of an increase in the number of overdrafts and, in the third quarter of 2005, an increase in our overdraft fee. Offsetting some of these increases is the increase in customer utilization of on-line banking and check cards. On-line banking and real time check card purchase authorizations have allowed customers to manage their accounts better and reduce their service charge fees.
Brokerage and insurance commissions increased slightly for the third quarter of 2005 and decreased $277,000 for the first nine months of 2005 as compared to the same periods in 2004. In the third quarter of 2005, we exceeded a pre-determined threshold for security sales thereby increasing the fees earned on those sales; however; we continued to see a decrease in tax deferred annuity sales. Interest rates on annuities increased more slowly than interest rates on deposits thereby reducing the consumer demand for the annuity products.
Loan related fees and servicing income increased $72,000 in the third quarter of 2005 and decreased $149,000 for the nine months ended September 30, 2005 as compared to the same periods in 2004. The increase in the third quarter was the result of a collection of a large prepayment penalty on an investment real estate loan. The decrease in the first nine months of 2005 was the result of a large prepayment fee on a construction and development loan in the first quarter of 2004.
Gains on the sales of investments were $83,000 in the third quarter of 2005 as a result of the sale of Sallie Mae stock. The gain of $1.5 million for the first nine months of 2005 was primarily the result of the sale of our regional ATM network.
The gain on the sale of investments of $537,000 in the second quarter of 2004 was the result of the sale of an equity investment.
Gains on the sales of loans increased $311,000 in the third quarter of 2005 and $139,000 for the first nine months of 2005 as compared to the same periods in 2004. The gain on sales of loans increased in the third quarter of 2005 as a result of increased dollar amount of loan sales and better pricing on those sales. We sell most of our 30 and 20 year fixed rate mortgage loans and some of our 15 year fixed rate mortgage loans to the secondary market.
Other noninterest income increased $198,000 in the third quarter of 2005 and $483,000 for the first nine months of 2005 as compared to the same periods in 2004 primarily as a result of increased debit card fees, income from bank owned life insurance and a number of other income items.
Noninterest Expense. Total noninterest expense decreased $47,000 in the third quarter of 2005 and increased $1.1 million for the first nine months of 2005 as compared to the same periods in 2004. The decrease in the third quarter of 2005 was primarily the result of a decrease in real estate owned expenses. The increase for the first nine months of 2005 was primarily the result of increased compensation expense.
Compensation, payroll taxes, and other employee benefit expense increased $144,000 in the third quarter of 2005 and $2.0 million for the first nine months of 2005 as compared to the same periods in 2004 as a result of increased retirement and health care expenses. In addition, for the nine months ended September 30, 2005, compensation expense increased as a result of decreased deferral of loan origination cost, an increased expense resulting from the issuance of 955,000 restricted shares in May 2004 pursuant to the 2004 Stock Incentive Plan, and the accelerated vesting of restricted stock and compensation related to a bank officer’s disability and subsequent retirement. Deferred loan origination cost decreased as a result of reduced loan originations from our retail office network. Each loan that is originated by our retail office network has an incremental compensation, benefit cost deferral, and as loan originations decrease the incremental compensation and benefit cost deferral also decreases. In the first nine months of 2005, compensation and benefit cost deferrals decreased $392,000 as compared to the same period in 2004 and the additional stock awards made in 2004 resulted in $890,000 of additional expense when compared to the same period in 2004. The accelerated vesting of restricted stock and compensation expense resulted in an additional $417,000 expense in the first quarter of 2005.
Occupancy and equipment expense decreased $253,000 in the third quarter of 2005 and $501,000 for the first nine months of 2005 as compared to the same periods in 2004, primarily as a result of a write-off in 2004 of a portion of one of our existing offices which was replaced with a new office and reduced depreciation expense on equipment. A number of pieces of equipment became fully depreciated at the end of 2004 resulting in reduced expenses in 2005. In addition to a new office opened in June of 2005, we opened another new office in mid-October and anticipate adding one additional new office at the end of 2005 which will increase our occupancy and equipment expense going forward.
Other expenses increased $62,000 in the third quarter of 2005 and decreased $413,000 for the nine months ended September 30, 2005 as compared to the same periods in 2004. The increase in the third quarter of 2005 was primarily the result of increased marketing and professional expenses and in the first nine months of 2005, the decrease was primarily the result of decreased real estate owned expenses.
Income Taxes. The effective tax rate for the third quarter of 2005 was 34.4% as compared to 35.4% for the third quarter of 2004 and 34.2% for the nine months ended September 30, 2005 as compared to 34.7% for the same period in 2004.
Bank owned life insurance income is permanently tax deferred if the policy is held to the participant’s death. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.
Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets and some loans, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state bank subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many such organizations, including our Nevada subsidiaries; its audit of Bank Mutual and its Nevada subsidiaries, for the years 1998 to 2001, has not yet been concluded, and the Department has not asserted a claim against the Bank or its subsidiaries.
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
Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of the Company. The Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof. We also may incur further costs in the future to address these issues.
Net Income. As a result of the foregoing factors, net income for the three months ended September 30, 2005 was $6.9 million, a 1.7% decrease from the comparable period in 2004 and for the nine months ended September 30, 2005, net income was $22.0 million or a 3.6% increase from the same period in 2004. Diluted and basic earnings per share increased 22.2% in the third quarter of 2005 as compared to 2004. For the nine months ended September 30, 2005 as compared to the same period in 2004, diluted earnings per share increased 25.9% and basic earnings per share increased 25.0% per share. Earnings per share increased at a faster rate than net income due to the effects of the Company’s stock repurchases which substantially reduced the average number of shares outstanding for both periods in 2005 as compared to the same periods in 2004.
Impact of Inflation and Changing Prices. The financial statements and accompanying notes of the Company have been prepared in accordance with the generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
Outlook
(The following are forward looking statements; see “Cautionary Statement Regarding Forward Looking Information” above).
The Company’s management has identified a number of factors which may affect the Company’s operations and results in the balance of 2005 and early 2006.
•	The Company expects the fourth quarter of 2005 and early 2006 to provide a continuing environment of increasing interest rates and flattening of the interest rate yield curve. If that is the case, there are a number of effects that the Bank, like other financial institutions, could likely experience.

•	Fixed-rate mortgage loan originations may decrease, along with related fee income, as the affordability of mortgage loans become less attractive to consumers and the rate of refinancing decreases.

•	Adjustable rate mortgage loans may become more attractive to consumers and, therefore, increase adjustable rate originations and the mortgage loan portfolio. Adjustable rate mortgage loans are retained in our loan portfolio.

•	An increased interest rate environment and a slow down in the appreciation in the value of real estate could negatively affect the volume of home sales, which in turn could affect mortgage loan originations and prepayments.
•	The interest rate environment and flattening yield curve are also likely to affect our net interest margin. The net interest margin would continue to be compressed as a result of the interest cost of deposits and borrowings rising faster than the yield on loans. Such a continued compression would negatively affect our net income compared to prior periods, particularly in early 2006.

•	The Bank will continue to further emphasize consumer loans, and commercial real estate and business loans, all of which can present a higher risk than residential mortgages. An improvement in economic conditions could lead to additional commercial loan activity. However, we may not be able to achieve increases in these areas.

•	In “Income Taxes” above, we discuss actions and reviews by the Wisconsin Department of Revenue which may affect our state income taxes. Depending upon the circumstances, an adverse resolution of this matter could result in tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on our earnings.
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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first nine months of 2005, loan prepayments were significantly reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.

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
Cash and cash equivalents increased $23.7 million during the first nine months of 2005. Investing activities utilized $31.7 million of cash, primarily as a result of purchasing mortgage-related securities and investment securities, and an increase in loans receivable. These uses were partially offset by principal repayments on mortgage-related securities and investment securities that matured. Cash provided by financing activities of $36.2 million resulted primarily from an increase in long and short term borrowings, deposits and advance payments by borrowers for taxes and insurance partially offset by the purchase of treasury stock, repayment of a long-term borrowing and payment of cash dividends on the Company’s stock. See “Comparison of Financial Condition — Borrowings” above regarding our plans with respect to borrowings coming due in the fourth quarter and early 2005. Net cash provided by operating activities of $19.2 million consisted primarily of net income, amortization of cost of stock benefit plans and an increase in other liabilities partially offset by the purchase of FHLB stock and an increase in other assets.
At September 30, 2005, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At September 30, 2005, the Bank had a total risk-based capital ratio of 24.56% and a leverage ratio of 11.78%. See Notes to Unaudited Consolidated Financial Statements — “Note 8 — Shareholders’ Equity.”
As discussed above, the Corporation has recently repurchased a significant number of shares of common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effects. Management believes that the repurchases of shares were appropriate in view of the Corporation’s very strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. Prior to the third quarter of 2005, the Company had repurchased 10.0 million shares in 2005. The Company authorized a third stock repurchase program on August 1, 2005 for 3,000,000 shares. This stock repurchase program is approximately 4.7% of outstanding shares at that date. At September 30, 2005, 579,500 of these shares had been repurchased at an average price of $11.00 per share.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of September 30, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$791,890	$—	$—	$—	$791,890
Certificates of deposits	645,276	498,923	88,190	—	1,232,389
Borrowed funds (a)	504,665	307,940	1,025	51,676	865,306
Operating leases	950	1,489	956	246	3,641
Purchase obligations	2,160	4,320	3,420	—	9,900
Non-qualified retirement plans and deferred compensation plans	638	1,624	2,033	11,384	15,679

(a)	Excludes interest to be paid in the periods indicated.
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

The following table details the amounts and expected maturities of significant commitments as of September 30, 2005.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$5,799	—	—	—	$5,799
Residential real estate	52,064	—	—	—	52,064
Revolving home equity and credit card lines	152,505	—	—	—	152,505
Standby letters of credit	2,181	385	—	—	2,566
Commercial lines of credit	40,069	—	—	—	40,069
Undisbursed commercial loans	10,109	—	—	—	10,109
Net commitments to sell mortgage loans	21,960	—	—	—	21,960
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
At September 30, 2005, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $175.4 million. This represents a negative cumulative one-year interest rate sensitivity gap of 5.0%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 88.6%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

i)	Investment securities — based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities — based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans — based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments. iv) Deposits — based upon contractual maturities and historical decay rates.

v)	Borrowings — based upon final maturity.

	At September 30, 2005
			More	More Than
			Than One	Three
	Within	Three to	Year	Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$36,337	$67,537	$142,116	$86,754	$161,062	$493,806
Adjustable	186,136	256,998	349,720	172,829	9,679	975,362
Consumer loans	106,503	131,488	146,967	54,406	41,185	480,549
Commercial business loans	13,941	19,671	22,010	1,746	1,055	58,423
Interest-earning deposits	16,773	—	—	—	—	16,773
Investment securities	48,535	14,720	—	—	—	63,255
Mortgage-related securities:
Fixed	76,441	178,137	376,936	173,793	226,855	1,032,162
Adjustable	163,628	—	—	—	—	163,628
Other interest-earning assets	48,085	—	—	—	—	48,085

Total interest-earning assets	696,379	668,551	1,037,749	489,528	439,836	3,332,043

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	3,601	10,077	22,229	16,800	51,999	104,706
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	5,830	16,315	35,989	27,199	84,167	169,500
Savings accounts	11,804	25,487	54,654	39,688	109,317	240,950
Money market accounts	276,450	—	—	—	—	276,450
Time deposits	265,417	389,306	486,249	88,893	591	1,230,456
Advance payments by borrowers for taxes and insurance	30,797	—	—	—	—	30,797
Borrowings	300,113	205,164	310,556	1,805	47,668	865,306

Total interest-bearing and noninterest-bearing liabilities	894,012	646,349	909,677	174,385	293,742	2,918,165

Interest rate sensitivity gap	$(197,633)	$22,202	$128,072	$315,143	$146,094	$413,878

Cumulative interest rate sensitivity gap	$(197,633)	$(175,431)	$(47,359)	$267,784	$413,878

Cumulative interest rate sensitivity gap as a percentage of total assets	(5.63)%	(5.00)%	(1.35)%	7.64%	11.80%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	77.89%	88.61%	98.07%	110.20%	114.18%

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2005. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)
+300	$396,059	$(197,021)	(33.2)%	12.40%	(27.6)%
+200	462,544	(130,536)	(22.0)	14.09	(17.7)
+100	529,001	(64,079)	(10.8)	15.69	(8.4)
0	593,080	0	0.0	17.13	0.0
-100	636,614	43,534	7.3	18.00	5.0
-200	647,326	54,246	9.1	18.01	5.1
-300	647,135	54,055	9.1	17.77	3.7

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Internal Control Over Financial Reporting: There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of shares by the Company during the third quarter of 2005.

Total
number
			of shares	Maximum
			purchased as	number of
			part of	shares that
			publicly	may yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs

July 1 - July 31, 2005	—	—	—	—
August 1 - August 31, 2005	69,500	$11.01	69,500	2,930,500
September 1 - September 30, 2005	511,286	$11.00	510,000	2,420,500

Total	580,786	$11.00

Shares not repurchased pursuant to the publicly announced stock repurchase program were acquired by the Company as shares turned in as consideration for the exercise of stock options under the Company’s stock option plans.
Item 6. Exhibits
(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005	BANK MUTUAL CORPORATION (Registrant)
/s/Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer
Date: November 4, 2005

/s/ Rick B. Colberg
Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended September 30, 2005

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