Form 10-K
period 2005-12-31
BANK MUTUAL CORP
filed 2006-03-07
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 1 0 – K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.01 Par Value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act
Yes       ☐       No       ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       ☐      No      ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       ☑       No      ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer      ☐      Accelerated filer      ☑       Non-accelerated filer      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act.
Yes       ☐       No       ☑
As of February 28, 2006, 62,292,011 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $11.06 last sale price quotation on The Nasdaq Stock Market® on June 30, 2005, the end of our second fiscal quarter) held by non-affiliates (excluding shares reported as beneficially owned by directors and executive officers and unallocated shares of the Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $644.5 million.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 1, 2006

BANK MUTUAL CORPORATION
FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2005

Part 1
Item 1. Business
General
Until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the 2000 regulatory restructuring of Mutual Savings Bank, into mutual holding company form. Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which Mutual Savings Bank’s depositors held all of the voting and membership rights, owned a majority of Bank Mutual Corporation’s outstanding common stock.
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
Market Area
At February 28, 2006, the Bank had 74 banking offices located in 29 counties in Wisconsin, in addition to a Minnesota bank office. At June 30, 2005, The Bank had approximately a 1.96% share of all Wisconsin bank, savings bank, and savings association deposits. Counties in which the Bank operates include 70% of the population of the state. The Bank is the fourth largest financial institution holding company headquartered in the state of Wisconsin, based on asset size.
The largest concentration of our offices is in the Milwaukee-Racine-Kenosha Standard Metropolitan Statistical Area (“SMSAs”). There are 22 offices in this area, and we are opening three additional offices during 2006. Those offices will be located in West Bend, and Kenosha, with a second office also being added in Waukesha. The Milwaukee-Racine-Kenosha SMSAs area is the largest population and commercial base in Wisconsin, representing approximately 34% of Wisconsin’s population. The Milwaukee area has traditionally had an extensive manufacturing economic base, which is diversifying into service and technology based businesses.
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
We also have 19 offices in the northwestern part of the state. This part of the state has medium sized to smaller cities and towns. Industry includes medium sized and small business, with a significant agricultural component. The counties in which the northwest region offices are located hold approximately 9% of the state’s population. Our Minnesota office is located near the Wisconsin state border on the eastern edge of the Minneapolis-St. Paul metropolitan area.
Competition
We face significant competition in making loans and attracting deposits. Wisconsin has many banks, savings banks, and savings and loan associations, which offer the same types of banking products as the Company. Wisconsin also has an extensive tax-exempt credit union industry, whose expanded powers have resulted in increased competition to financial institutions.
Many of our competitors have greater resources than we do. Similarly, many competitors offer services that we do not provide. For example, the Bank does not provide trust or money management services. However, the Bank’s subsidiary, BancMutual Financial & Insurance Services, Inc. (f/k/a, “Lake Financial and Insurance Services, Inc.”) offers mutual funds and engages in the sale of tax deferred annuities, credit life and disability insurance, and property and casualty insurance and brokerage services. In addition, the banking business in the Milwaukee area, our largest market, tends to be dominated by the two largest commercial banks in the state, which together held 48.56% of the Milwaukee area’s deposits at June 30, 2005.

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
At December 31, 2005, our total loans receivable was $2.1 billion, of which $1.5 billion, or 74.6%, consisted of one to four family ($1.0 billion or 50.9%) and other mortgage loans ($486.2 million or 23.7%). The remainder of our loans at December 31, 2005, amounting to $524.0 million, or 25.4% of total loans, consisted of consumer loans ($466.8 million or 22.7%) and commercial business loans ($57.2 million or 2.7%).
We originate adjustable rate mortgage (“ARM”) loans primarily for our own portfolio. We also originate fixed rate mortgage loans with terms of 10 to 30 years. Most of the 20 year and longer fixed rate mortgage loans are immediately sold into the secondary market. At times, we may also sell 15 year fixed rate mortgage loans depending on the percentage of fixed interest rate loans in our portfolio and our tolerance for fixed interest rates in view of the interest rate environment we are anticipating. We sold approximately $24.5 million of our 15 year fixed rate mortgage loan originations in 2005.
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

     The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		Of		Of		Of		Of		Of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,048,881	50.94%	$903,498	46.34%	$793,247	44.69%	$827,648	47.37%	$992,126	52.46%
Multi-family	155,908	7.57	161,641	8.29	124,494	7.01	112,189	6.42	131,925	6.97
Commercial real estate	175,090	8.50	195,708	10.04	209,293	11.79	186,960	10.70	165,556	8.75
Construction and development	155,205	7.54	141,394	7.25	122,436	6.90	127,174	7.28	125,611	6.64

Total mortgage loans	1,535,084	74.55	1,402,241	71.92	1,249,470	70.39	1,253,971	71.77	1,415,218	74.82

Consumer loans:
Fixed-term equity	246,460	11.97	266,635	13.67	252,550	14.22	234,049	13.40	200,500	10.61
Home equity lines of credit	88,266	4.29	88,444	4.54	78,567	4.43	77,697	4.45	76,472	4.04
Student	19,821	0.96	20,519	1.05	20,546	1.16	22,636	1.30	25,410	1.34
Home improvement	30,067	1.46	24,293	1.25	12,605	0.71	6,993	0.40	9,439	0.50
Automobile	69,237	3.36	61,469	3.15	67,630	3.81	68,140	3.90	77,621	4.10
Other	12,944	0.63	15,911	0.82	18,623	1.05	22,434	1.28	25,886	1.37

Total consumer loans	466,795	22.67	477,271	24.48	450,521	25.38	431,949	24.73	415,328	21.96

Commercial business loans	57,247	2.78	70,170	3.60	75,022	4.23	61,060	3.50	60,932	3.22

Total loans receivable	2,059,126	100.00%	1,949,682	100.00%	1,775,013	100.00%	1,746,980	100.00%	1,891,748	100.00%

Less:
Undisbursed loan proceeds	60,014		60,653		47,743		46,048		44,467
Allowance for loan losses	12,090		13,923		13,771		12,743		12,245
Deferred fees and discounts	(3,470)		(779)		1,221		2,527		3,611

Total loans receivable, net	$1,990,492		$1,875,885		$1,712,278		$1,685,662		$1,831,155

At December 31, 2005, our one- to four-family first mortgage loans were pledged as collateral under a blanket pledge to the Federal Home Loan Bank (“FHLB”) of Chicago. As of December 31, 2005, there were no other significant concentrations of loans such as loans to a number of borrowers engaged in similar activities. The Company’s mortgage loans, fixed equity, home equity lines of credit and home improvement loans are primarily secured by properties housing one- to four-families which are generally located in our local lending areas in Wisconsin.

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2005. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2005
	Mortgage	Consumer	Commercial
	Loans	Loans	Business Loans	Total
	(In thousands)
Amounts Due:
Within one year	$69,495	$41,181	$22,073	$132,749
After one year
One to two years	44,212	32,108	10,797	87,117
Two to three years	44,707	30,814	7,947	83,468
Three to five years	60,140	36,218	9,171	105,529
Five to ten years	112,697	244,997	5,561	363,255
Ten to twenty years	468,124	80,592	1,476	521,989
Over twenty years	735,715	880	221	765,019

Total due after one year	1,465,595	425,609	35,173	1,926,377

Total loans receivable	$1,535,090	$466,790	$57,246	2,059,126

Less:
Undisbursed loan proceeds				60,014
Allowance for loan losses				12,090
Deferred loan fees				(3,470)

Net loans receivable				$1,990,492

The following table presents, as of December 31, 2005, the dollar amount of all loans due after December 31, 2006, and whether these loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2006
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans	$484,226	$981,369	$1,465,595
Consumer loans	283,800	141,809	425,609
Commercial business loans	25,027	10,146	35,173

Total loans due after one year	$793,053	$1,133,324	$1,926,377

The following table presents a summary of our lending activity.

	For the year ended December 31,
	2005	2004	2003
	(In thousands)
Balance outstanding at beginning of period	$1,954,669	$1,779,069	$1,793,951
Originations:
Mortgage loans	388,106	479,814	899,766
Consumer loans	211,629	268,521	301,665
Commercial business loans	43,517	41,018	49,646

	643,252	789,353	1,251,077

Purchases:
One-to four-family mortgage loans	258,707	148,951	41,214

Less:
Principal payments and repayments:
Mortgage loans	372,409	349,951	525,853
Consumer loans	222,105	241,771	283,093
Commercial business loans	56,415	45,395	35,684

Total principal payments	650,929	637,117	844,630

Transfers to foreclosed properties, real estate owned and repossessed assets	538	5,045	1,461

Loan sales:
Mortgage loans	143,698	120,067	461,082
Commercial loans	25	475	–

Total loan sales	143,723	120,542	461,082

Total loans receivable and loans held for sale	$2,061,438	$1,954,669	$1,779,069

Residential Mortgage Lending. Our primary lending activity has been the origination and purchase of first mortgage loans secured by one- to four-family properties within our primary lending area. Most of these loans are owner-occupied; however, we do originate first mortgage loans on second homes, seasonal homes, and investment properties. In addition to our loan originations, we have purchased one- to four-family first mortgage loans of $258.7 million in 2005, $149.0 million in 2004, and $41.2 million in 2003. We review most purchased loans for compliance with our underwriting standards and generally only invest in loans which are located in the midwestern United States. A selected number of mortgage loan sellers have delegated loan approval authority as long as Federal National Mortgage Association (“Fannie Mae”) Desktop Underwriting is utilized. Where the underwriting has been delegated, 20% of mortgage loans purchased from the selected sellers are reviewed for compliance with our underwriting standards.
We offer conventional fixed rate mortgage loans and ARM loans with maturity dates up to 30 years. Residential mortgage loans generally are underwritten to Fannie Mae standards. All ARM mortgage loans and some fixed rate mortgage loans with maturities of up to 20 years are held in our portfolio. Fixed rate mortgage loans, except those fixed rate loans originated under special loan programs for low and moderate income households with maturities greater than 15 years, typically are sold without recourse, servicing retained, into the secondary market. As a result of market competition, during the past few years, we have generally not charged loan origination fees. The interest rates charged on mortgage loan originations at any given date will vary, depending upon conditions in the local and secondary markets.
We also originate “jumbo single family mortgage loans” in excess of the Fannie Mae maximum loan amount, which was $359,650 for single family homes in 2005. Effective for 2006, the maximum loan amount increased to $417,000. Fannie Mae has higher limits for two-, three- and four-family homes. Fixed rate jumbo mortgage loans generally are sold without recourse, servicing released, to secondary market purchasers of such loans. Beginning in late February 2006, we began to retain certain fixed rate jumbo mortgage loans in our portfolio. ARM jumbo mortgage loans are underwritten in accordance with our underwriting guidelines and are retained in our loan portfolio. All jumbo mortgage loans originated in 2005 were ARMs.

Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups, other referral sources, and residents of the local communities located in our primary market area through our loan origination staff. We also advertise our mortgage loan products through local newspapers, periodicals, radio, internal customer communications and our website.
In addition to offering loans that conform to underwriting standards that are based on standards specified by Fannie Mae (“conforming loans”), we also originate a limited amount of non-conforming loans, due to size or underwriting considerations, for our own portfolio or for sale. Loans may be fixed rate one- to four-family mortgage loans or adjustable rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2005 was $143,578, and in 2004 and 2003 was approximately $135,965 and $113,723, respectively. We are an approved seller/servicer for Fannie Mae, Freddie Mac, the FHLB of Chicago’s Mortgage Partnership Finance Program, Wisconsin Housing and Economic Development Authority (“WHEDA”) and Wisconsin Department of Veterans Affairs (“WDVA”).
The focus of our residential mortgage loan portfolio is the origination of 30 year ARM loans with interest rates adjustable in one, two, three, or five years. ARM loans typically are adjusted by a maximum of 200 basis points per adjustment period. The adjustments are usually annual, after the initial interest rate lock period. Prior to the merger of the subsidiary banks, there was a lifetime cap of 6% above the origination rate for First Northern Savings Bank and a lifetime interest rate cap of 12.9% for Mutual Savings Bank. Since March 2003, the Bank is originating ARM loans with a lifetime cap of 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. We do not offer ARM loans which provide for negative amortization. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and our yield requirements. We currently utilize the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant treasury maturity index”) as the index to determine the interest rate payable upon the adjustment date of our ARM loans. Some of the ARM loans are granted with conversion options that provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term (normally in the first five years) of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing us to sell the loan into the secondary market upon conversion. In addition, some of the ARM loans are granted on an interest only basis whereby the borrower pays interest only during the initial one, two, three, or five years interest rate lock period. Upon the first interest rate adjustment, amortization begins for the remaining 29, 28, 27, or 25 year term.
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
Normally, an appraisal of the real estate to secure the loan is required, which must be performed by a certified appraiser approved by the board of directors; however, we utilize a streamline process on certain existing mortgage loans which will be refinanced. On such loans we do not require an appraisal and in essence the only items that are modified are the rate and term. A title insurance policy is required on all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest (except for the interest only ARM mortgage loans) as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers also generally are required to escrow in advance for real estate taxes. We make disbursements for these items from the escrow account as the obligations become due.
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
Our originations of residential mortgage loans amounted to $258.5 million in 2005, $326.8 million in 2004, and $790.7 million in 2003. A number of our mortgage loan originations have been the result of refinancing of our existing loans due to the relatively low interest rate levels over the past three years. Total refinancings of our existing mortgage loans were as follows:

		Percentage of
		mortgage loan
	Amount	originations
	(Dollars in millions)
Period
Year ended December 31, 2005	$86.5	22.3%
Year ended December 31, 2004	121.8	37.0
Year ended December 31, 2003	381.1	53.1
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
Consumer Loans. We have been trying to increase our consumer loan originations because higher yields can be obtained, there is strong consumer demand for such products, and we have experienced relatively low delinquency and few losses on such products. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2005, $466.8 million, or 22.7%, of our gross loan portfolio was in consumer loans. Consumer loan products offered within our market areas include home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, marine loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans and also to a lesser extent, unsecured consumer loans through the Visa credit card programs (offered through Elan Financial Services) and federally guaranteed student loans.
Our focus in consumer lending has been the origination of home equity loans, home improvement loans, home equity lines of credit and automobile loans. At December 31, 2005, we had $364.8 million or 78.1% of the consumer loan portfolio in such loans. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit rating, verification of the value of the equity in the home and verification of the borrower’s income. The loan-to-value ratio and the total debt-to-income ratio are two of the determining factors in the underwriting process. Home equity loan and home improvement loan originations are developed through the use of direct mail, cross-sales to existing customers, radio advertisement, and advertisements in local newspapers.
We make indirect automobile, boat and recreational vehicle loans through applications taken by selected dealers on application forms approved by us. The applications are delivered to Savings Financial Corporation (“SFC”), a 50%

owned subsidiary of the Bank, for underwriting. If an application is approved, money is funded to the dealer and the loan becomes a part of the SFC portfolio. The SFC paper is then sold to either of the parent companies of SFC or to the Bank’s subsidiary First Northern Investments, Inc.
We originate both fixed rate and variable rate home equity loans and home improvement loans with combined loan-to-value ratios to 100%. Pricing on fixed rate home equity and home improvement loans is reviewed by management, and generally terms are in the three to fifteen year range in order to minimize interest rate risk. During 2005, we originated $77.5 million of fixed rate home equity or home improvement loans; these loans carry a weighted average written term of approximately 6.9 years and a fixed rate ranging from 4.90% to 9.99%. During 2004 we originated approximately $121.4 million of fixed rate home equity or home improvement loans, carrying a weighted average written term of approximately 9.8 years and a fixed rate ranging from 3.99% to 9.99%. We also offer adjustable rate home equity and home improvement loans. At December 31, 2005, $41.0 million or 14.8% of our fixed term home equity and home improvement loan portfolio carried an adjustable rate. The adjustable rate loans have an initial fixed rate for one to three years then adjust annually or monthly depending upon the offering, with terms of up to twenty years.
Our home equity credit line loans, which totaled $88.3 million, or 18.9% of total consumer loans at December 31, 2005, are adjustable rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences primarily located in the state of Wisconsin. Current interest rates on home equity credit lines are tied to the prime rate, adjust monthly after an initial interest rate lock period, and range from prime rate to 275 basis points over the prime rate, depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require a minimum monthly payment of interest only with a minimum payment of $50. Home equity line of credit loans with loan-to-value of 90% or greater require a minimum payment of the greater of $50 or 1 1/2% of the month end balance. An annual fee is charged on home equity lines of credit.
At December 31, 2005, student loans amounted to $19.8 million, or 4.2% of our consumer loan portfolio. These loans are serviced by Great Lakes Educational Loan Services, Inc..
Multi-family and Commercial Real Estate Loans. At December 31, 2005, our multi-family and commercial real estate loan portfolio was $331.0 million or 16.1% of our total loans receivable. The multi-family and commercial real estate loan portfolios consist of fixed rate, ARM and balloon loans originated at prevailing market rates. This portfolio generally consists of loans secured by apartment buildings, office buildings, warehouses, industrial buildings and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Balloon loans generally are amortized on a 15 to 30 year basis with a typical loan term of 3 to 10 years.
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
At December 31, 2005, the largest outstanding loan on a multi-family property was $10.5 million on a 113 unit apartment project (including 12,000 feet of retail space) located in Madison, Wisconsin. At the same date, the largest outstanding loan on a commercial real estate property was $11.6 million on a retail building located in South Milwaukee, Wisconsin. At December 31, 2005, these loans were current and performing in accordance with their terms. These loans are substantially below the legal lending limit to a single borrower, which was approximately $67.7 million at December 31, 2005.
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
Construction and Development Loans. At December 31, 2005, our construction and development mortgage loan portfolio was $155.2 million, or 7.5% of our total loans receivable. At that date, commercial real estate loans were $53.4 million or 34.4% and multi-family mortgage loans were $3.7 million or 2.3% of the total construction and development loans. As a general matter, construction and development loans convert to permanent loans on our books. These types of credits carry special repayment risk because if a borrower defaults the construction project needs to be completed before the full value of the collateral can be realized.
Commercial Business Loans. At December 31, 2005, our commercial business loan portfolio consisted of loans totaling $57.2 million or 2.8% of our total loans receivable. The commercial loan portfolio consists of loans to businesses for equipment purchases, working capital lines of credit, debt refinancing, SBA loans and domestic stand-by letters of credit. Typically, these loans are secured by business assets and personal guarantees. We offer variable, adjustable and fixed rate loans. Approximately 33.8% of the commercial business loans have an interest rate adjusted monthly or immediately, with the majority based on the prevailing prime rate. We also have commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various indexes. Fixed rate loans are priced at either a margin over the yield on US Treasury issues with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period and line-of-credit commercial business loans generally have a term of one year, at which point they mature. All borrowers having an exposure to the Bank of $500,000 or more are reviewed annually, unless its investment real estate at which point the annual review is on anything over $1.0 million. The largest commercial business loan at December 31, 2005 had an outstanding balance of $13.5 million and was secured by equipment and chattel paper.
Loan Approval Authority
For one- to four-family residential loans intended for sale into the secondary market, the underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae “Desktop Underwriter” automated underwriting system up to the Fannie Mae conforming loan limits (in 2006, $417,000 for a single family residential units; higher limits for two-, three-, and four-family units). For one- to eight-family residential loans intended to be held in the Bank’s portfolio, the underwriters are authorized to approve loans processed through the Fannie Mae “Desktop Underwriter” automated underwriting system up to $500,000, provided the loan-to-value is 80% or less (with mortgage insurance, 90% or less) and the loan meets other specific underwriting criteria. All portfolio loans in excess of $500,000, with a loan-to-value greater than 80%, or failing to meet other specific underwriting criteria must be approved by a senior officer.
The Bank has delegated lending authority of up to $650,000 to lenders approved for the Bank’s correspondent program whose loans are to be purchased for the Bank’s portfolio. That approval is made in conjunction with the loan receiving an “approve” from Fannie Mae’s Desktop Underwriter or Freddie Mac’s Loan Prospector and an approval from the correspondent’s underwriter only after the Bank has reviewed a minimum of 50 loans submitted to the Bank for purchase. For those correspondents who have been delegated lending authority, the Bank does an ongoing sample of 20% of the loans being submitted by the correspondent for purchase by the Bank from correspondents who have been delegated lending authority.
Consumer loan underwriters have individual approval authority for secured loans ranging from $25,000 to $100,000 provided the loan-to-value on real estate does not exceed 80%, or 90% on personal property, and that the loan meets other specific underwriting criteria. All consumer loans in excess of $100,000, with a loan-to-value greater than 80% on real estate, 90% on personal property, or failing to meet other specific underwriting criteria must be approved by a senior officer (or a designated individual) (“senior officers”). Consumer loan underwriters have individual approval authority for unsecured loans ranging from $10,000 to $15,000 provided the loan meets other specific underwriting criteria. All unsecured consumer loans in excess of $15,000, or not meeting specific underwriting criteria, must be approved by a senior officer.
Individual lenders and senior officers in the investment real estate department have lending authority of $250,000 for multi-family and commercial loan proposals for both existing and proposed construction of investment real estate properties. Individual senior officers have lending authority of $500,000, two senior officers together have lending authority of $750,000 and three senior officers together have lending authority of $1,000,000 for investment real estate loans. All investment real estate loans over $1,000,000 require approval of the executive committee of the board of directors.
Individual lenders in the commercial banking department have individual lending authority ranging from $50,000 to $200,000 for secured commercial business loans. Senior officers have individual lending authority of $250,000 and two senior officers together have lending authority of $500,000 for secured commercial business loans. Three senior officers together have lending authority of $750,000 for secured commercial business loans. All secured business loans over $750,000 require approval of the executive committee of the board of directors. Individual lenders in the commercial banking department have individual lending authority ranging from $10,000 to $25,000 for unsecured commercial business loans. Senior officers have individual lending authority of $50,000 and two senior officers together have lending authority of $150,000 for unsecured commercial business loans. Three senior officers together have lending authority of $250,000 for unsecured commercial business loans. All unsecured business loans over $250,000 require approval of the executive committee of the board of directors.
All loans approved by individuals and senior officers must be ratified by the board of directors at their next meeting following the approval.

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
Delinquent Loans and Foreclosed Assets. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of one- to four-family mortgage loans, our loan servicing department is responsible for collection procedures from the 15th day of delinquency through the completion of foreclosure. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due with a second notice (in the form of a billing coupon) being sent before the payment becomes 30 days past due. Once the account is 30 days past due, we attempt telephone contact with the borrower. Letters are sent if contact has not been established by the 45th day of delinquency. On the 60th day of delinquency, attempts at telephone contact continue and stronger letters, including foreclosure notices, are sent. If telephone contact cannot be made, we send either, a qualified third party inspector or a loan officer to the property in an effort to contact the borrower.
When contact is made with the borrower, we attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. All properties are inspected prior to foreclosure approval. Most borrowers pay before the deadline given and it is not necessary to start a foreclosure action. If it is, action starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer. In conjunction with commencing a foreclosure action, we perform a property evaluation or in some cases, we do a loan file analysis to determine any potential loss. If there is a potential loss, a specific loan loss allowance is developed or an appropriate charge-off is taken to bring the loan balance in line with the value of the liquidated real estate. Charge-offs are reported to the board of directors. If the loan is deemed to be uncollectible, we seek the shortest redemption period possible thus waiving our right to collect any deficiency from the borrower. If we obtain the property at the foreclosure sale, we hold the property as real estate owned. We obtain a market evaluation of the property to determine that the carrying balance of the owned real estate is consistent with the market value of the property. Marketing of the property begins immediately following the Bank taking title to the property. The marketing is usually undertaken by a realtor knowledgeable of the particular market. Mortgage insurance claims are filed if the loan had mortgage insurance coverage. It is marketed after a market evaluation is obtained and any mortgage insurance claims are filed. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, Veterans Administration (VA), WHEDA, and Guaranteed Rural Housing are followed.
The collection procedures for consumer loans, excluding student loans, indirect consumer loans and credit card loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel review loans 90 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may pursue legal remedies ourselves or refer the matter to our legal counsel for further collection effort or charge-off a loan. Loans we deem to be uncollectible, or partially uncollectible are charged off collateral or a specific loan loss allowance is established so that the carrying balance approximates the value of the. Charge-offs of consumer loans require the approval of a senior officer and are reported to the board of directors. All student loans are serviced by the Great Lakes Educational Services Inc., which guarantees their servicing to comply with all Department of Education guidelines. Our student loan portfolio is guaranteed by the Great Lakes Educational Loan Services, Inc., which is reinsured by the U.S. Department of Education. Credit card loans are serviced by Elan Financial Services.
The collection procedures for multi-family, commercial real estate and commercial business loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 15 days past due. Our managers of the multi-family and commercial real estate loan areas review loans 10 days or more delinquent on a regular basis. If collection activity is unsuccessful, we may refer the matter to our legal counsel for further collection effort. Within 90 days, loans we deem to be uncollectible are proposed for repossession or foreclosure, a specific reserve may be allocated to that loan, or partial or full charge-offs are taken to bring the loan balance in line with the expected collectibility of the loans. This legal action requires the approval of our board of directors, and charge offs are reported to the board.

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

	At December 31,
	2005	2004	2003	2002	2001
Non-accrual mortgage loans	$2,214	$1,485	$2,894	$1,399	$1,814
Non-accrual consumer loans	616	619	961	527	444
Non-accrual commercial business loans	2,517	3,579	5,433	5,357	346
Accruing loans delinquent 90 days or more	487	586	1,084	1,108	936

Total non-performing loans	5,834	6,269	10,372	8,391	3,540
Foreclosed properties, real estate owned and repossessed assets, net	708	1,621	630	750	383

Total non-performing assets	$6,542	$7,890	$11,002	$9,141	$3,923

Non-performing loans to total loans	0.29%	0.33%	0.61%	0.50%	0.19%

Non-performing assets to total assets	0.19%	0.23%	0.35%	0.32%	0.14%

Interest income that would have been recognized if non-accrual loans had been current	$1,159	$831	$384	$375	$139

There were no restructured loans at the dates presented.
Total non-performing loans decreased as of December 31, 2005, as compared to December 31, 2004, primarily as a result of a decrease in non-accrual commercial business loans, partially offset by an increase in non-accrual mortgage loans. Total non-performing loans decreased as of December 31, 2004, as compared to December 31, 2003, primarily as a result of a decrease in non-accrual mortgage and commercial business loans. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, are below national averages for financial institutions, due in part to our loan underwriting standards.
The ultimate results with these and other commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.
With the exception of mortgage loans insured or guaranteed by the FHA, VA, Guaranteed Rural Housing and student loans, we stop accruing income on loans when interest or principal payments are greater than 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and generally, we reverse outstanding interest that we previously credited to income. We may recognize income in the period that we collect it when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. We had $5.3 million, $5.7 million and $9.3 million of non-accrual loans at December 31, 2005, 2004 and 2003, respectively. Interest income that would have been recognized had such loans been performing in accordance with their contractual terms totaled approximately $1.2 million, $831,000 and $384,000 for the years ended December 31, 2005, 2004 and 2003, respectively. A total of approximately $464,000, $83,000, and $381,000 of interest income was actually recorded on such loans in 2005, 2004 and 2003, respectively.
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
There were no significant loans considered to be impaired as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at December 31, 2003, 2002 or 2001. At December 31, 2005, there were loans totaling $9.7 million considered to be impaired as compared to $8.7 million at December 31, 2004. The average impaired loans for the year ended December 31, 2005 were $10.1 million and the interest received and recognized on the impaired loans was $233,000.
Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed properties decreased in 2005 as compared to 2004 primarily as a result of the disposal of one large commercial loan and other real estate owned or repossessed assets. During the year, we transferred $538,000 of these loans to foreclosed properties. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. Foreclosed real estate is inspected periodically. Additional outside appraisals are obtained as deemed necessary. Additional write-downs may occur if the property value deteriorates. These additional write-downs are charged directly to current operations.
Charge-offs. The Company will charge off a loan when the fair market value of the underlying collateral or anticipated cash flow discounted at the contract rate, is less than the loan amount. Charge-offs of commercial loans increased in 2005 as compared to 2004 primarily as a result of one large commercial loan.
Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	At or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$13,923	$13,771	$12,743	$12,245	$12,238
Provision for loan losses	541	1,330	1,304	760	723
Purchase of First Northern	–	–	–	–	–
Charge-offs:
Mortgage loans	–	(64)	(67)	(14)	(65)
Consumer loans	(327)	(373)	(415)	(428)	(337)
Commercial business loans	(2,104)	(816)	(19)	(39)	(415)

Total charge-offs	(2,431)	(1,253)	(501)	(481)	(817)
Recoveries:
Mortgage loans	–	9	113	66	26
Consumer loans	49	66	107	40	57
Commercial business loans	8	–	5	113	18

Total recoveries	57	75	225	219	101

Net (charge-offs) recoveries	(2,374)	(1,178)	(276)	(262)	(716)

Balance at end of period	$12,090	$13,923	$13,771	$12,743	$12,245

Net charge-offs to average loans	(0.12%)	(0.07%)	(0.02%)	(0.01%)	(0.04%)
Allowance for loan losses to total loans	0.61%	0.74%	0.80%	0.76%	0.67%
Allowance for loan losses to non-performing loans	207.23%	222.09%	132.77%	151.87%	345.90%
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
By following careful underwriting guidelines, we have historically maintained low levels of non-performing loans to total loans. Our ratio of non-performing loans to total loans at December 31, 2001 was 0.19%, after which it increased somewhat. At December 31, 2005, the ratio was 0.29%. This recent decrease as compared to December 31, 2004 and 2003 was the result of decreased delinquencies on the entire loan portfolio and the foreclosure or acquisition of the collateral by the Bank and subsequent liquidation of a large commercial loan. At December 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $9.7 million.
We believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible weak economy, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. At December 31, 2005, the allowance for loan losses as a percentage of total loans was 0.61% compared with 0.67% at December 31, 2001. The allowance for loan losses each year from 2001 to 2005 reflects our strategy of providing allowances for inherent losses in the portfolio, identifying potential losses in a timely manner, and providing an allowance to reflect changes in the components of the portfolio during that period.
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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2005 and 2004—Provision for Loan Losses.” The following table represents our allocation of allowance for loan losses by loan category on the dates indicated:

	At December 31,
	2005		2004		2003		2002		2001
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
Loan Category	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Mortgage loans
One- to four-family	$3,294	50.94%	$2,488	46.34%	$4,001	44.69%	$4,701	47.37%	$5,608	52.46%
Other	2,424	23.61	3,222	25.58	3,150	25.70	3,160	24.40	2,875	22.36

Total mortgage loans	5,718	74.55	5,710	71.92	7,151	70.39	7,861	71.77	8,483	74.82
Home equity lines	483	4.29	663	4.54	481	4.43	496	4.45	490	4.04
Consumer	2,118	18.38	2,929	19.94	2,398	20.95	2,380	20.28	2,320	17.92
Commercial business loans	3,696	2.78	4,416	3.60	3,741	4.23	1,507	3.50	952	3.22
Unallocated	75	–	205	–	–	–	499	–	–	–

Total allowance for loan losses	$12,090	100.00%	$13,923	100.00%	$13,771	100.00%	$12,743	100.00%	$12,245	100.00%

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
The Bank’s investment policy allows participation in hedging strategies such as the use of financial futures, options or forward commitments or interest rate swaps but only with prior approval of the board of directors. We did not have any investment hedging transactions in place at December 31, 2005. Our investment policy prohibits the purchase of non-investment grade bonds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-related securities, see “—Carrying Values, Yields and Maturities.”
At December 31, 2005, we had not invested in any single mutual fund in excess of 10% of our capital. All of our mutual fund investments are permissible investments under our investment policy and applicable laws and regulations. We carry our mutual fund investments at market value. At December 31, 2005, our mutual fund investments were in funds which invested primarily in mortgage-related securities.
We classify securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2005, all investment securities are classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity.
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

At December 31, 2005, mortgage-related securities available-for-sale totaled $1.1 billion, or 31.7% of total assets. At December 31, 2005, the mortgage-related securities portfolio had a weighted average yield of 4.30%. Of the mortgage-related securities we held at December 31, 2005, $935.5 million, or 86.0%, had fixed rates and $152.3 million, or 14.0%, had adjustable-rates. Mortgage-related securities at December 31, 2005 included real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as CMOs.
Our CMOs have fixed and variable coupon rates ranging from 2.25% to 6.00% and a weighted average yield of 4.23% at December 31, 2005. At December 31, 2005, CMOs totaled $989.4 million, which constituted 91.0% of the mortgage-related securities portfolio, or 28.8% of total assets. Our CMOs had an expected average life of approximately 4.4 years at December 31, 2005. For a further discussion of our investment policies, including those for mortgage-related securities, see “—Investment Securities.” Purchases of mortgage-related securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans and other loans.
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
The following table presents our investment securities and mortgage-related securities activities for the periods indicated.

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Investment securities available-for-sale:
Carrying value at beginning of period	$68,753	$67,854	$73,247
Purchases	56,921	26,480	128,501
Sales	(11)	–	(8,076)
Calls	–	–	(700)
Maturities	(60,780)	(27,000)	(124,051)
Principal payments	–	–	–
Premium amortization and discount accretion, net	104	20	122
(Decrease) increase in unrealized gains	(1,626)	1,399	(1,189)

Net increase (decrease) in investment securities	(5,392)	899	(5,393)

Carrying value at end of period	$63,361	$68,753	$67,854

Mortgage-related securities available-for-sale:
Carrying value at beginning of period	$1,266,224	$1,053,349	$618,123
Purchases	193,857	523,334	923,451
Principal payments	(352,866)	(302,848)	(470,994)
Premium amortization and discount accretion, net	(248)	(375)	(2,229)
Increase (decrease) in unrealized gains	(19,151)	(7,236)	(15,002)

Net increase in mortgage-related securities	(178,408)	212,875	435,226

Carrying value at end of period	$1,087,816	$1,266,224	$1,053,349

     The following table presents the fair value of our money market investments, investment securities and mortgage-related securities portfolios at the dates indicated. It also presents the coupon type for the mortgage-related securities portfolio. For all securities and for all periods presented, the carrying value is equal to fair value.

	At December 31,
	2005	2004	2003
	Carrying/	Carrying/	Carrying/
	Fair Value	Fair Value	Fair Value
	(Dollars in thousands)
Money market investments
Interest-earning deposits	$27,872	$707	$20,119
Federal funds sold	–	–	30,000

Total money market investments	$27,872	$707	$50,119

Investment securities available-for-sale
Mutual funds	$46,408	$45,390	$44,697
United States government and federal agency obligations	14,585	19,831	21,736
Stock in federal agencies	2,368	3,532	1,421

Total investment securities available-for-sale	$63,361	$68,753	$67,854

Mortgage-related securities available-for-sale by issuer:
Freddie Mac	$493,305	$631,024	$518,172
Fannie Mae	409,636	542,803	445,496
Private placement CMO’s	122,302	9,928	543
GNMA	62,573	82,469	89,138

Total mortgage-related securities	$1,087,816	$1,266,224	$1,053,349

Total investment portfolio	$1,179,049	$1,335,684	$1,171,322

Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of our investment securities and mortgage-related securities at December 31, 2005. Mortgage-related securities are presented by issuer and by coupon type.

	At December 31, 2005
			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Investment securities available-for-sale:
Mutual funds	$46,408	3.80%	$–	–%	$–	–%	$–	–%	$46,408	3.80%
United States government and agencies	14,585	2.19			–	–	–	–	14,585	2.19
Stock in Federal Agencies	2,368	4.01	–	–	–	–	–	–	2,368	4.01

Total investment securities	$63,361	3.44	$–	–	$–	–	$–	–	$63,361	3.44

Mortgage-related securities available-for-sale:
By issuer:
GNMA pass-through certificates	$3	8.00	$29	8.46	$–	–	$1,094	4.31	$1,126	4.42
Fannie Mae pass-through certificates	–	–	697	5.94	45,218	5.53	49,739	4.31	95,654	4.89
Freddie Mac pass-through certificates			–	–	783	5.81	831	6.63	1,614	6.23
Private CMO’s	–	–	–	–	–	–	122,302	4.68	122,302	4.68
Freddie Mac, Fannie Mae and GNMA-REMICs	–	–	704	5.15	89,581	3.65	776,835	4.23	867,120	4.17

Total mortgage-related securities	$3	8.00	$1,430	5.60	$135,582	4.29	$950,801	4.30	$1,087,816	4.30

By coupon type:
Adjustable rate	$–	–	$704	5.15	–	–	$151,598	4.49	152,302	4.49
Fixed rate	3	8.00	726	6.04	135,582	4.29	799,203	4.26	935,514	4.26

Total mortgage-related securities	$3	8.00%	$1,430	5.60%	$135,582	4.29%	$950,801	4.30%	$1,087,816	4.30%

Total investment and mortgage-related securities portfolio	$63,364	3.44%	$1,430	5.60%	$135,582	4.29%	$950,801	4.30%	$1,151,177	4.25%

Deposits
We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and time deposits. We also offer IRA time deposit accounts.
Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our bank offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We have, from time to time, used brokers to obtain wholesale deposits to a limited extent. Early in 2005, we joined a wholesale deposit program called Certificate of Deposit Account Registry Service (“CDARS”) which increased the amount of wholesale deposits. At December 31, 2005, we had approximately $181.0 million of brokered wholesale deposits.
When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, the rates charged on other sources of funds and our deposit pricing model which identifies the profitability of deposits when priced at various levels. Core deposits (defined as regular savings accounts, money market accounts, and demand accounts) represented 37.4% of total deposits on December 31, 2005. At December 31, 2005, time deposits with remaining terms to maturity of one year or less amounted to $735.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Gap Analysis.”

The following table presents our deposit activity for the periods indicated:

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Total deposits at beginning of period	$1,982,881	$2,052,290	$2,126,655
Net deposits (withdrawals)	59,571	(112,771)	(127,283)
Interest credited, net of penalties	44,370	43,362	52,918

Total deposits at end of period	$2,086,822	$1,982,881	$2,052,290

Net increase (decrease)	$103,941	$(69,409)	$(74,365)

Percentage increase (decrease)	5.24%	(3.38%)	(3.50%)
At December 31, 2005, we had $189,106 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$42,970
Over three months through six months	28,067
Over six months through 12 months	28,463
Over 12 months through 24 months	70,089
Over 24 months through 36 months	5,005
Over 36 months	14,512

Total	$189,106

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	At December 31,
	2005			2004			2003
			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
	(Dollars in thousands)
Savings	$224,408	10.75%	0.43%	$247,439	12.48%	0.43%	$240,543	11.72%	0.43%
Interest-bearing demand	174,620	8.37	0.21	171,565	8.65	0.22	157,231	7.66	0.22
Money market	271,418	13.01	2.88	309,531	15.61	0.97	358,003	17.44	1.05
Non-interest bearing demand	110,583	5.30	0.00	111,855	5.64	0.00	110,099	5.36	0.00

Total	781,029	37.43	1.17	840,390	42.38	0.53	865,876	42.18	0.59

Certificates:
Time deposits with original maturities of:
Three months or less	111,068	5.32	3.91	86,259	4.35	1.28	136,756	6.66	1.22
Over three months to twelve months	280,756	13.45	3.73	114,032	5.75	1.45	172,181	8.39	1.48
Over twelve months to twenty-four months	345,578	16.56	3.51	209,038	10.04	2.25	215,428	10.50	2.88
Over twenty-four months to thirty-six months	187,215	8.97	3.38		10.54	3.12	183,880	8.96	3.75
Over thirty-six months to forty-eight months	45,616	2.19	3.97	204,096	10.29	4.29	202,155	9.85	4.29
Over forty-eight months to sixty months	335,560	16.08	4.70	329,855	16.65	4.84	274,756	13.40	4.98
Over sixty months	—	0.00	0.00	37	0.00	7.19	1,258	0.06	6.66

Total time deposits	1,305,793	62.58	3.89	1,142,491	57.62	3.37	1,186,414	57.82	3.35

Total deposits	$2,086,822	100.00%	2.87%	$1,982,881	100.00%	2.17%	$2,052,290	100.00%	2.19%

Borrowings
We borrow funds to finance our lending and investing activities. Substantially all of our borrowings take the form of advances from the FHLB of Chicago, on terms and conditions generally available to member institutions. At December 31, 2005, we had borrowings totaling $608.0 million with maturities of less than one year; of the notes payable to the FHLB at year end, $200.0 million matures in September 2006 and another $200.0 million matures in October 2006. We have pledged all of our residential mortgage loans, some investment securities, and some multi-family mortgage loans as blanket collateral for these advances and future advances. The FHLB of Chicago offers a variety of borrowing options with fixed or variable rates, flexible repayment options, and fixed or callable terms. We choose the rate, repayment option, and term to fit the purpose of the borrowing. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”
The following table sets forth certain information regarding our borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance outstanding at end of year:
Notes payable to FHLB	$765,796	$623,925	$299,491	$332,299	$442,025
Overnight borrowings from FHLB	–	137,600	–	–	–
Other borrowings	–	–	–	22,679	23,335
Weighted average interest rate at end of year:
Notes payable to FHLB	3.58%	2.89%	5.52%	5.57%	5.75%
Overnight borrowings from FHLB	–	2.47%	–	–	–
Other borrowings	–	–	–	0.99%	1.39%
Maximum amount outstanding during the year:
Notes payable to FHLB	$909,920	$623,925	$332,398	$445,414	$547,653
Overnight borrowings from FHLB	186,000	289,800	15,000	5,480	29,275
Other borrowings	500	–	22,679	19,835	60,720
Average amount outstanding during the year:
Notes payable to FHLB	811,937	$325,861	$318,942	$395,351	$491,248
Overnight borrowings from FHLB	50,712	75,106	72	25	6,348
Other borrowings	1	–	430	3,309	5,285
Weighted average interest rate during the year:
Fixed interest rate notes payable to FHLB	3.25%	5.23%	5.61%	5.68%	5.91%
Overnight borrowings from FHLB	2.95%	2.03%	1.38%	1.53%	5.74%
Other borrowings	3.04%	–	0.98%	1.45%	3.38%
Borrowings increased to $765.8 million at December 31, 2005, as compared to $761.5 million at December 31, 2004, primarily to fund the growth in the loan portfolio, and the repurchase of shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Financial Condition at December 31, 2005 and 2004.”
Average Balance Sheet and Rate Yield Analysis
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheet and Yield/Rate Analysis.”
Average Equity to Average Assets
The ratio of average equity to average assets measures a financial institution’s financial strength. At December 31, 2005, 2004, 2003, 2002, and 2001 our average equity to average assets ratio was 16.6%, 22.6%, 14.0%, 10.9%, and 9.7%, respectively.

Cash Dividends
We paid cash dividends of $0.25 per share in 2005, $0.18 per share in 2004, $0.12 per share in 2003, and $0.093 per share in 2001. We did not pay any cash dividends in 2000 because our initial conversion was not completed until late in the year. We increased our quarterly dividend to $0.07 per share in the first quarter of 2006, from $0.065 in the fourth quarter of 2005.
Subsidiaries
BancMutual Financial & Insurance Services, Inc. (f/k/a, “Lake Financial and Insurance Services, Inc.”) (“BMFIS”), a wholly owned subsidiary of the Bank, provides investment, brokerage and insurance services to the Bank’s customers and the general public. Investment services include tax deferred and tax free investments, mutual funds, and government securities. Personal insurance, business insurance, life and disability insurance and mortgage protection products are also offered by BMFIS.
Mutual Investment Corporation, a wholly owned subsidiary of the Bank, owns and manages part of the investment portfolio. First Northern Investment Inc. (“FNII”), a wholly owned subsidiary of the Bank, also owns and manages investments and purchases indirect automobile, recreational vehicle and boat loans from our Savings Financial Corporation (“SFC”), a corporation 50% owned by the Bank. See below.
MC Development LTD, a wholly owned subsidiary of the Bank, is involved in land development and sales. It owns one parcel of undeveloped land consisting of 15 acres in Brown Deer, Wisconsin. In addition, in the third quarter of 2004, MC Development LTD established Arrowood Development, LLC with an independent third party to develop 318 acres in Oconomowoc, Wisconsin. In the initial transaction, the third party purchased approximately one-half interest in that land, all of which previously had been owned by MC Development. See Item 2. Properties.
SFC, 50% owned by the Bank and 50% owned by another financial institution, originates, sells, and services the indirect automobile, recreational vehicles and boat loans. SFC sells the loans on a regular basis to FNII or the Bank, but retains the servicing rights in the loans.
In addition, the Bank has four wholly owned subsidiaries that are inactive but will continue to be wholly owned subsidiaries for possible future use in a related or other area.
Employees
At December 31, 2005, we employed 695 full time and 97 part time associates. Management considers its relations with its associates to be good.

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
Qualified Thrift Lender Test. Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2005 and anticipates that it will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investments, and otherwise qualify as a qualified thrift lender. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.
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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances. At February 28, 2006, the Bank was in compliance with this requirement. The FHLB of Chicago also imposes various limitations on advances made to member banks, which limitations relate to the amount and type of collateral, the amounts of advances, and other items.
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
State Taxation. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of our consolidated income tax group except our Nevada subsidiaries. Presently, the income of the Nevada subsidiaries is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, see “Management’s Discussion and Analysis of Financial Condition—Comparisons of Operating Results for the Years Ended December 31, 2005 and 2004—Income Taxes” for a discussion of Wisconsin tax developments relating to these subsidiaries.

Item 1A. Risk Factors.
In addition to the various factors discussed and cautionary statements set forth elsewhere in this report (particularly in “Business-Cautionary Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), you should consider carefully the following risk factors when evaluating our performance, condition and outlook, and any investment of our securities..
The Current Interest Rate Environment Is Having an Adverse Impact on Our Net Interest Income
From June, 2004 through January 31, 2006, the Federal Reserve Board increased the Federal Funds target rate 13 times for an aggregate increase of 325 basis points.
Since these interest rate increases began, we have been unable to offset the effect of higher interest rates on our maturing liabilities with similar increases in our asset yields. As a result, our net interest income, and consequently our net income, declined as compared to the year ago periods. Accordingly, we anticipate that in the absence of balance sheet growth and/or a significant change in our competitive environment, our net interest income for the full year 2006 will be lower than in 2005.
Conversely, if interest rates decrease substantially, the amount of interest we pay on deposits could decrease more quickly than the amount of interest we receive on our loans, mortgage-related securities, and investment securities. This could cause our profits to increase. Decreasing interest rates would likely increase the value of our mortgage-related securities and investment securities and may increase demand for loans, and make it more attractive for borrowers to refinance their existing loans.
Increases in Market Interest Rates Are Also Likely to Adversely Affect Equity
As of December 31, 2005, we owned $1.18 billion of securities available-for-sale. Generally accepted accounting principles require that we carry these securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are carried at a component of shareholders’ equity. When market rates of interest increase, the fair value of our securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. As of December 31, 2005, Bank Mutual Corporation’s available-for-sale portfolio had an unrealized loss of $28.5 million, because fair value was $1.15 billion and amortized cost was $1.18 billion.
If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease
Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.
Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for loan losses. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.
Our emphasis on a diverse loan portfolio has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provisions for loan losses. If we were to further increase the amount of loans in our portfolio other than traditional real estate loans, we may decide to make increased provisions for loan losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for loan losses or recognize further loan charge-offs.

Some of Our Lending Activities Are in Riskier Credits than Traditional Real Estate Loans
We have identified commercial real estate, commercial business, construction and development and consumer loans as areas for lending emphasis. While lending diversification in being pursued for the purpose of increasing net interest income, non-residential and construction and development loans historically have carried greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and assets would be written off, and therefore, earnings would be reduced.
Low Demand for Real Estate Loans May Lower Our Profitability
Making loans secured by real estate, including one- to-four family and commercial real estate is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, earn less income for us than real estate loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values, or an increase in interest rates.
Wisconsin Tax Developments Could Reduce Our Net Income
Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets and some loans, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many such organizations, including our Nevada subsidiaries; its audit of Bank Mutual and its Nevada subsidiaries, for the years 1998 to 2001, has not yet been concluded, and the Department has not asserted a claim against the Bank or its subsidiaries. Similar claims could be made by the Department relating to subsequent periods.
Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with substantial negative impact on the earnings of the Company. Although the Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof, the Company’s position may not prevail in court or other actions may occur which give rise to liabilities. We also may incur further costs in the future to address and defend these issues. See Item 7. “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes.”
Economic Conditions and World Events Could Affect Our Earnings
Portions of the United States economy have been strong as evidenced by the Federal Open Market Committee (“FOMC”) remarks. The economy is and will be influenced by the rebuilding of the areas affected by recent hurricanes. Since the FOMC has been attempting to stave off high inflation by increasing short-term interest rates, the effects of the increases may lead to reduced corporate profits and higher unemployment. Similarly, reduced income or confidence can lead consumers to reduce their purchases, and thus reduce loan demand.
We, and the economy as a whole, may be affected by future world events, such as acts of terrorism, developments in the war on terrorism, conflict in the Middle East and other international situations, and by natural disasters.
Strong Competition Within Our Market Area May Reduce Our Customer Base
We encounter strong competition both in attracting deposits and originating real estate and other loans. We compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Our market area includes branches of several commercial banks that are substantially larger than us in terms of deposits and loans. For example, almost half of the deposits in the Milwaukee market area are held by two large commercial banks. In addition, tax-exempt credit unions operate in most of our market area and aggressively price their products and services to a large part of the population. If our competitors succeed in attracting business from our customers, our deposits and loans could be reduced, which would likely affect our earnings.

Our Ability to Grow May Be Limited if We Cannot Make Acquisitions
In an effort to fully deploy the capital we raised in our October 2003 offering, we continue to seek to expand our banking franchise by opening two to three new offices per year, internally and by acquiring other financial institutions or branches and other financial services providers. Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring, and integrating those institution or branches. We cannot assure you that we will be able to generate internal growth or identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches.
We Have Significant Intangible Assets Which We May Need to Write Off (Expense) in the Future
We have approximately $52.6 million in goodwill, $3.8 million in other intangible assets and $4.8 million of mortgage servicing rights as of December 31, 2005. We continue to amortize the other intangible assets over seven to fifteen years and will evaluate the mortgage servicing rights for impairment on a monthly basis. We will periodically evaluate goodwill and the other intangible assets for impairment. At some point in the future, our intangible assets could become impaired, and we would need to write them off as a reduction to earnings in the period in which they became impaired.
We Are Subject to Security and Operational Risks Relating to Our Use of Technology that Could Damage Our Reputation and Our Business
Security breaches in our internet, telephonic or other banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business.
Additionally, we outsource our data processing to a third party. If our third party provider encounters technological or other difficulties or if we have difficulty in communicating with that third party processor, it will significantly affect our ability to adequately process and account for customer transaction, which would significantly affect our business operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company and its subsidiaries conducts its business through its executive office, an operations center and 74 banking offices, which had an aggregate net book value of $43.9 million as of December 31, 2005. The following table shows the location of our offices, whether they are owned or leased, and the expiration date of the leases for the leased offices.

	Original
	Date	Leased		Original Date		Leased
	Leased or	or		Leased or		or
Location	Acquired	Owned*	Location	Acquired		Owned*
Executive Office:
4949 West Brown Deer Road Brown Deer, WI 53223	1991	Owned

Southeast Region:

Milwaukee Metro Area:
Bayshore Mall	1971	Leased	Brookfield	1973	**	Owned
5900 N. Port Washington Road		(2009)	17100 W. Capitol Drive
Glendale, WI 53217			Brookfield, WI 53005

Brookfield Square	1975	Leased	Brown Deer	1979		Owned
400 N. Moorland Road		(2016)	4801 W. Brown Deer Road
Brookfield, WI 53005			Brown Deer, WI 53223

Capitol Drive	1976	Owned	Cedarburg	1978	**	Leased
8050 W. Capitol Drive			W62 N248 Washington Avenue			(2006)
Milwaukee, WI 53222			Cedarburg, WI 53012

Downtown	1955	Owned	Grafton	1978		Owned
510 E. Wisconsin Avenue			2030 Wisconsin Avenue
Milwaukee, WI 53202			Grafton, WI 53024

Howell Avenue	1977	Owned	Mayfair Mall	2001		Leased
3847 S. Howell Avenue			2600 N. Mayfair Road			(2011)
Milwaukee, WI 53207			Wauwatosa, WI 53226

Menomonee Falls	2003	Owned	Mequon	1970	**	Owned
W178 N9379 Water Tower Place			11249 N. Port Washington Road
Menomonee Falls, WI.53051			Mequon, WI 53092

Oak Creek	1972	Owned	Oklahoma Avenue	1982		Owned
8780 S. Howell Avenue			6801 W. Oklahoma Avenue
Oak Creek, WI 53154			Milwaukee, WI 53219

Sherman Park	1950**	Owned	Southgate	1967		Owned
4812 W. Burleigh Street			3340 S. 27th Street
Milwaukee, WI 53210			Milwaukee, WI 53215

Southridge Mall	1978	Leased	Thiensville	1960	**	Owned
5300 S. 76th Street		(2008)	208 N. Main Street
Greendale, WI 53129			Thiensville, WI 53092

West Allis	1976	Owned	Waukesha – Grandview Plaza	2005		Owned
10296 W. National Avenue			1870 Meadow Lane
West Allis, WI 53227			Pewaukee, WI 53072

Racine Area:
Racine – Douglas Avenue	2005	Owned	Racine – Regency Mall	2005		Owned
5133 Douglas Ave.			3039 S. Green Bay Road
Racine, WI 53402			Racine, WI 53406

Madison Area:
Downtown	1980	Leased	West	1982		Leased
23 S. Pinckney Street		(2008)	5521 Odana Road			(2011)
Madison, WI 53703			Madison, WI 53719

Middleton	1978	Owned	Monona	1981		Owned
6209 Century Avenue			5320 Monona Drive
Middleton, WI 53562			Monona, WI 53716

	Original
	Date	Leased		Original Date		Leased
	Leased or	Or		Leased or		or
Location	Acquired	Owned	Location	Acquired		Owned
Additional Southeast Locations:

Sheboygan Area:
Sheboygan	1973	Owned	Sheboygan Motor Bank	1984		Owned
801 N. 8th Street			730 N. 9th Street
Sheboygan, WI 53081			Sheboygan, WI 53081

Beaver Dam:	1975	Owned	Beloit:	1971		Leased
130 W. Maple Avenue			3 Beloit Mall Shopping Center			(2012)
Beaver Dam, WI 53916			Beloit, WI 53511

Berlin:	1973	Owned	Fond du Lac:	2000		Owned
103 E. Huron Street			W6606A Highway 23
Berlin, WI 54923			Fond du Lac, WI 54937

Janesville:	1973	Owned	Portage:	1976		Owned
2111 Holiday Drive			145 E. Cook Street
Janesville, WI 53545			Portage, WI 53901

Northeast Region:

Greater Green Bay Area:
201 N. Monroe Avenue	1975**	Owned	2255 University Avenue	1970	**	Owned
Green Bay, WI 54301-4995			Green Bay, WI 54308-8046

2357 S. Oneida Street	1971**	Owned	2603 Glendale Avenue	1986	**	Owned
Green Bay, WI 54304-5286			Green Bay, WI 54313-6823

2370 East Mason Street	1985**	Owned	2424 West Mason Street	1992	**	Owned
Green Bay, WI 54302-3347			Green Bay, WI 54303-4711

749 Main Avenue	1972**	Owned	330 North Broadway	1979	**	Owned
De Pere, WI 54115-5190			De Pere, WI 54115-5250

201 West Walnut St. (Operations Center)	1999**	Leased
Green Bay, WI 54303		(2009)

Fox Valley Area:

Appleton	1985	Leased	Neenah	1974		Owned
4323 W. Wisconsin Avenue		(2009)	101 W. Wisconsin Avenue
Fox River Mall			Neenah, WI 54956
Appleton, WI 54913

Marinette Area:
830 Pierce Avenue	1972**	Owned	Pine Tree Mall	1978	**	Leased
Marinette, WI 54143-0318			2314 Roosevelt Road			(2006)
			Marinette, WI 54143-0345

Brillion:			Crivitz:
314 N. Main Street	1973**	Owned	315 Highway 141	1985	**	Owned
Brillion, WI 54110-1198			Crivitz, WI 54114-0340

Hortonville:			Kiel:
209 South Nash Street	1979**	Owned	622 Fremont Street	1970	**	Owned
Hortonville, WI 54944			Kiel, WI 53042-1321

New Holstein:			New London:
2205 Wisconsin Avenue	1976**	Owned	101 Park Street	1969	**	Owned
New Holstein, WI 53061-1291			New London, WI 54961

Peshtigo:			Shawano:
616 French Street	1975**	Owned	835 E. Green Bay Avenue	1981	**	Owned
Peshtigo, WI 54157-0193			Shawano, WI 54166-0396

Sturgeon Bay:
1227 Egg Harbor Road	1978**	Owned
Sturgeon Bay, WI 54235-0068

	Original
	Date	Leased		Original Date		Leased
	Leased or	Or		Leased or		Or
Location	Acquired	Owned*	Location	Acquired		Owned*
Northwest Region:

Eau Claire:
Downtown	1968**	Owned	Mall	1972	**	Owned
319 E. Grand Avenue			2812 Mall Drive
Eau Claire, WI 54701			Eau Claire, WI 54701

Gordy’s Country Market	1996**	Leased	Pinehurst	1986	**	Owned
2717 Birch Street		(2010)	2722 Eddy Lane
Eau Claire, WI 54703			Eau Claire, WI 54703

Chippewa Falls Area:
Downtown	1975**	Owned	Falls Pick’N Save	1995	**	Leased
35 W. Columbia			303 Prairie View Road			(2010)
Chippewa Falls, WI 54729			Chippewa Falls, WI 54729

Menomonie Area:
Downtown	1967**	Owned	North	1978	**	Owned
717 Main Street			2409 Hills Ct. N.E
Menomonie, WI 54751			Menomonie, WI 54751

Barron:	1995**	Owned	Bloomer:	1995	**	Owned
1512 E. Division Ave. (Hwy. 8)			1203 17th Avenue
Barron, WI 54812			Bloomer, WI 54724

Cornell:	1980**	Leased	Ellsworth:	1975	**	Owned
422 Main Street		(month to	385 W. Main Street
Cornell, WI 54732		month)	Ellsworth, WI 54011

Hayward:	1984**	Owned	Hudson:	1979	**	Owned
10562 Kansas Avenue			2000 Crestview Drive
Hayward, WI 54843			Hudson, WI 54016

Rice Lake:	1979**	Owned	Spooner:	1995	**	Owned
2850 Pioneer Avenue			500 Front Street
Rice Lake, WI 54868			Spooner, WI 54801

St. Croix Falls:	1980**	Owned	Stanley:	1978	**	Owned
144 Washington Street N			118 N. Broadway
St. Croix Falls, WI 54024			Stanley, WI 54768

Woodbury, Minnesota:
8420 City Centre Drive	1995**	Owned
Woodbury, MN 55125

*	If a leased property, the chart also shows year of lease expiration.

**	Date originally opened by an institution which was acquired by the Bank.
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
MC Development’s owned Oconomowoc property consists of 318 acres of undeveloped land of which a one-half interest was sold in 2004 to a third party. Simultaneously in 2004, MC Development and that third party formed a joint venture, Arrowood Development, LLC, to develop the entire 318 acre site. We had originally anticipated that development would begin in 2005. However, based on information from the co-owner of Arrowood Development, we now anticipate that Arrowood Development will begin to develop this land in 2006, and that residential lot sales will begin by late 2006 or in 2007.

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

		Executive
		Officer
Name and Age	Offices and Positions with Bank Mutual Corporation and the Bank*	Since (1)
Michael T. Crowley, Jr., 63	Chairman, President and Chief Executive Officer of Bank Mutual Corporation and the Bank (2)	1968
Eugene H. Maurer, Jr., 60	Senior Vice President and Secretary of Bank Mutual Corporation; Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank	1982
Rick B. Colberg, 53	Chief Financial Officer of Bank Mutual Corporation; Vice President of the Bank (3)	1980
Marlene M. Scholz, 60	Senior Vice President and principal accounting officer of Bank Mutual Corporation; Senior Vice President and Controller of the Bank	1981
P. Terry Anderegg, 55	Senior Vice President—Retail Operations of the Bank (4)	1993
Christopher J. Callen, 62	Senior Vice President—Lending of the Bank (4)	1998

*	Excluding directorships and excluding positions with Bank subsidiaries. Those positions do not constitute a substantial part of the officers’ duties.

(1)	Indicates date when individual first held an executive officer position with the Bank or First Northern Savings. Each of these persons, other than Mr. Anderegg and Mr. Callen, became a Bank Mutual Corporation executive officer in 2000 and, except as indicated, has held these positions since that time.

(2)	Michael Crowley, Jr. became president of Bank Mutual Corporation in 2003 and Chairman of the Bank in 2005.

(3)	Rick Colberg is the chief financial officer of Bank Mutual Corporation. He is also Vice President of the Bank since 2003, when First Northern Savings merged into it. Previously he was senior vice president, chief financial officer, and treasurer of First Northern Savings.

(4)	This position has been considered to be an executive officer position of Bank Mutual Corporation since May 2003, as a result of the merger of the subsidiary banks.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities
The common stock of the Company is traded on The Nasdaq Stock Market® under the symbol “BKMU.”
As of February 28, 2006, there were 62,292,011 shares of common stock outstanding and approximately 6,157 shareholders of record. We paid a cash dividend of $0.25 per share in 2005. We increased our cash dividend to $0.07 per share to shareholders of record on February 16, 2006 which was paid March 1, 2006.
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
Our common stock trades on The Nasdaq Stock Market®. The high and low trading prices from January 1, 2003 through December 31, 2005, by quarter, and the dividends paid in each quarter, were as follows:
COMMON STOCK TRADING PRICE RANGE
(High and Low Sales Price)

	2005		2004		2003*
	High	Low	High	Low	High	Low
1st Quarter	$12.35	$11.50	$11.55	$10.90	$6.937	$6.259
2nd Quarter	$12.10	$10.31	$11.35	$9.65	$9.625	$8.723
3rd Quarter	$11.55	$10.35	$12.40	$10.50	$11.846	$10.075
4th Quarter	$10.95	$10.00	$12.59	$11.80	$12.600	$11.000
          CASH DIVIDENDS PAID

	2005	2004	2003*
1st Quarter	$0.060	$0.040	$0.027
2nd Quarter	$0.060	$0.040	0.027
3rd Quarter	$0.065	$0.050	0.030
4th Quarter	$0.065	$0.050	0.035

	$0.250	$0.180	$0.120

*	Trading prices and per share cash dividends have been rounded and reflect the October 2003 exchange of 3.6686 shares of Bank Mutual Corporation for every share of the “old” Bank Mutual Corporation.
A cash dividend of $0.07 per share, a 7.7% increase over the fourth quarter of 2005 cash dividend of $0.065 per share, was paid on March 1, 2006 to shareholders of record on February 16, 2006.
During the first two months of 2006, Bank Mutual Corporation’s common stock sales price ranged between $11.65 to $10.51 per share, and closed on February 28, 2006 at $11.34 per share

During 2005, Bank Mutual Corporation repurchased 11,473,119 shares at an average price of $11.72 per share.
The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2005.

			Total number	Maximum number of
			of shares purchased	shares that may	be
	Total number	Average	as part of publicly	purchased under the
	of shares	price paid	announced plans or	recent plans or
Period	purchased	per share	programs	programs*
October 1 to 31, 2005	311,619	$10.22	275,000	2,145,500

November 1 to 30, 2005	413,419	$10.50	413,419	1,732,081

December 1 to 31, 2005	207,398	$10.69	205,200	1,526,881

Total	932,436		893,619

*	At period end.
The shares not purchased as part of the publicly announced program were existing owned Company shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with the exercise of stock options under the Company’s 2001 Stock Incentive Plan. The “price” used for these purposes is the fair market value of those shares on the date of purchase.

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

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands except number of shares and per share amounts)
Selected Financial Condition Data:
Total assets	$3,431,377	$3,445,299	$3,108,527	$2,843,328	$2,905,790
Loans receivable, net	1,990,492	1,875,885	1,712,278	1,685,662	1,831,155
Loans held for sale	2,312	4,987	4,056	46,971	32,321
Securities available-for-sale, at fair value:
Investment securities	63,361	68,753	67,854	73,226	93,059
Mortgage-related securities	1,087,816	1,266,224	1,053,349	618,123	521,084
Foreclosed properties and repossessed assets	708	1,621	630	750	382
Goodwill	52,570	52,570	52,570	52,570	52,570
Other intangible assets	3,750	4,412	5,073	5,734	6,396
Mortgage servicing rights	4,771	4,542	4,698	3,060	4,251
Deposits	2,086,822	1,982,881	2,052,290	2,126,655	2,090,440
Borrowings	765,796	761,525	299,491	354,978	465,360
Shareholders’ equity	544,374	670,454	731,080	323,075	304,098
Tangible shareholders’ equity	484,786	610,698	670,771	264,011	243,486
Number of shares outstanding – net of treasury stock(1)	62,325,268	73,485,113	78,775,779	79,802,950	81,946,124
Book value per share(1)	8.73	9.12	9.28	4.05	3.71
Tangible book value per share(1)	7.78	8.31	8.51	3.31	2.97

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands except per share amount)
Selected Operating Data:
Total interest income	$164,210	$148,921	$141,070	$165,432	$190,986
Total interest expense	77,231	58,498	69,482	87,678	119,372

Net interest income	86,979	90,423	71,588	77,754	71,614
Provision for loan losses	541	1,330	1,304	760	723

Net interest income after provision for loan losses	86,438	89,093	70,284	76,994	70,891

Total noninterest income	17,441	16,175	19,618	16,676	16,480

Noninterest expense:
Amortization of goodwill	–	–	–	–	3,098
Amortization of other intangible assets	661	661	661	662	662

Total noninterest expense	60,837	60,082	55,608	54,169	55,004

Income before income taxes	43,042	45,186	34,294	39,501	32,367
Income tax expense	15,016	15,632	11,695	12,956	12,084

Net income	$28,026	$29,554	$22,599	$26,545	$20,283

Earnings per share-basic(1)	$0.44	$0.39	$0.30	$0.34	$0.26
Earnings per share-diluted(1)	$0.43	$0.38	$0.29	$0.34	$0.26
Cash dividends paid per share(1)	$0.25	$0.18	$0.12	$0.093	$0.076

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001

Selected Financial Ratios:
Net interest margin (3)	2.62%	3.00%	2.58%	2.88%	2.67%
Net interest rate spread	2.15	2.44	2.17	2.52	2.22
Return on average assets	0.80	0.93	0.76	0.92	0.71
Return on assets, excluding amortization of goodwill(3)	0.80	0.93	0.76	0.92	0.82
Return on average shareholders’ equity	4.84	4.10	5.45	8.44	6.85
Return on average shareholders’ equity excluding amortization of goodwill(3)	4.84	4.10	5.45	8.44	7.89
Efficiency ratio, excluding amortization of goodwill (3)(4)	58.26	56.36	60.97	57.36	58.92
Noninterest expense (excluding amortization of goodwill) as a percent of adjusted average assets(3)	1.74	1.88	1.88	1.88	1.82
Shareholders’ equity to total assets	15.86	19.46	23.52	11.36	10.47
Tangible shareholders’ equity to adjusted total assets (5)	14.38	18.04	22.01	9.48	8.57

Selected Asset Quality Ratios:
Non-performing loans to loans receivable, net	0.29%	0.33%	0.61%	0.50%	0.19%
Non-performing assets to total assets	0.19	0.23	0.35	0.32	0.14
Allowance for loan losses to non-performing loans	207.23	222.09	132.77	151.87	345.90
Allowance for loan losses to non-performing assets	184.81	176.46	125.17	139.40	312.13
Allowance for loan losses to total loans receivable, net	0.61	0.74	0.80	0.76	0.67
Charge-offs to average loans	0.12	0.07	0.02	0.01	0.04

(1)	Per share and share information prior to October 29, 2003 has been adjusted to reflect the full conversion transaction and related 3.6686-for-one share exchange on that date.

(2)	Net interest margin is calculated by dividing net interest income by average earnings assets.

(3)	In 2002, accounting rules concerning the amortization of goodwill changed. These ratios are being presented “excluding goodwill” so as to make them comparable among the years presented.

(4)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

(5)	The ratio is calculated by dividing total shareholders’ equity minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights by the sum of total assets minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the 2000 regulatory restructuring of Mutual Savings Bank into mutual holding company form. Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which Mutual Savings Bank’s depositors held all of the voting and membership rights, owned 52.2% of Bank Mutual Corporation’s outstanding common stock.
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
Comparisons of Financial Condition at December 31, 2005 and 2004
Bank Mutual Corporation’s total assets at December 31, 2005, were $3.43 billion as compared to $3.45 billion at December 31, 2004. Total assets decreased slightly in 2005 primarily as a result of using cash flows from the securities portfolio to fund loan growth and to repurchase our stock.
Cash and cash equivalents increased $31.8 million in 2005 primarily as a result of an increase in interest-earning deposits at December 31, 2005. The increase in interest-earning deposits was the result of investing short term in anticipation of paying off or down a short term borrowing early in 2006.
Investment securities available-for-sale decreased $5.4 million during 2005 as a result of maturing investment securities and using those dollars to fund loan growth and to repurchase our stock.
Mortgage-related securities available-for-sale decreased $178.4 million in 2005 primarily as a result of using the repayments and prepayments from the mortgage-related securities to fund loan growth and stock repurchases. The current portfolio has a weighted average yield of approximately 4.30% at December 31, 2005; however, the average yield earned for the year on the average portfolio was 4.25% as compared to 4.35% for the year of 2004. At December 31, 2005, we had $122.3 million of private placement collateralized mortgage obligations (“CMOs”) in our investment portfolio. Private placement CMOs have more credit risk than government agency CMOs and therefore, have a higher risk of impairment. If permanent impairment would occur, a related impairment would reduce earnings. See “Item 1. Business – Investment Activities.”

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

	During the year ended December 31,
	2005	2004
	(In thousands)
Originations:
Mortgage loans	$388,106	$479,814
Consumer loans	211,629	268,521
Commercial business loans	43,517	41,018

Total loans originated	643,252	789,353

Purchases:
Mortgage loans	258,707	148,951

Total loans originated and purchased	$901,959	$938,304

Loan originations decreased $146.1 million in 2005 as compared to loan originations in 2004, primarily as a result of increasing interest rates which prompted consumers to reduce the refinancing of their existing loans. Mortgage loan originations decreased $91.7 million or 19.1% and consumer loans decreased $56.9 million or 21.2% in 2005 as a result of the reduced refinancing of existing loans. A majority of the consumer loan originations continued to be first and second mortgage loans. We significantly increased our purchases of mortgage loans during 2005 to augment our loan originations. Properties securing all of these purchased mortgage loans are in Wisconsin.
Commercial business loan originations increased $2.5 million or 6.1% in 2005 primarily as a result of continued emphasis by management to develop this portion of the loan portfolio. We anticipate that we will continue our emphasis on commercial loans, investment real estate and consumer loan originations to aid our asset and liability management and to aid in our overall profitability, although with somewhat more risk than traditional mortgage products.
Loans held for sale at December 31, 2005 as compared to December 31, 2004 decreased $2.7 million as a result of decreased fixed rate mortgage loan originations. Fixed rate mortgage loan originations decreased as a result of perceptions of a less robust economy, and a modest increase in interest rates on fixed rate mortgage loans. Currently, we sell all of our 30 year fixed rate mortgage loan originations and some of our 20 and 15 year fixed rate mortgage loan originations in the secondary mortgage market.
Loans receivable increased $114.6 million in 2005 as a result of growth in the one-to four-family and construction and development mortgage loan portfolios. The one-to four-family mortgage loan portfolio increased $145.4 million or 16.1% primarily as a result of reduced fixed rate mortgage loan sales, reduced refinancing of existing loans, increased mortgage loan purchases from third parties and increased adjustable interest rate mortgage loan originations which are retained in the portfolio.
The multi-family portfolio decreased $5.7 million or 3.5% and the commercial real estate portfolio decreased $20.6 million or 10.5% primarily as a result of increased repayments and prepayments. Rate competition for commercial real estate loans has been strong and at times we have chosen not to match some of the rate offerings which resulted in increased payoffs.
The consumer loan portfolio decreased $10.5 million or 2.2% primarily as a result of reduced consumer loan originations. Historically, consumer loan originations decrease as mortgage loan originations decrease since most of our consumer loans are second mortgage loans and most second mortgages are cross-sold at the time of the first mortgage loan origination.
The commercial business loan portfolio decreased $12.9 million or 18.4% primarily as a result of increased prepayments and the charge-off of one commercial business loan ($2.1 million). The competition to acquire and retain large commercial loans has also been intense with some of our commercial customers receiving interest rate offerings that we chose not to match and, therefore, those loans were paid off or the loan was not originated.
Management expects to continue to emphasize consumer, non-residential mortgage loan and commercial business loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans.

Goodwill resulted from the acquisitions of First Northern Capital Corp. (“First Northern”) in 2000 and First Federal Bancshares of Eau Claire (“First Federal”) in 1997. Under the Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” goodwill is tested at least annually for impairment. If goodwill is determined to be impaired, it will be expensed in the period in which it became impaired. No impairment of goodwill occurred in 2005, 2004 or 2003.
Other intangible assets are composed of core deposit base intangibles which were also the result of the First Northern and First Federal acquisitions. Other intangible assets are amortized over their expected life and tested for impairment at least annually.
Mortgage servicing rights are established on mortgage loans that we originate and sell. See “—Significant Accounting Policies” above and “—Comparisons of Operating Results for Years Ended December 31, 2005 and 2004—Noninterest Income” below for a further discussion of mortgage servicing rights.
Other assets are comprised of the following:

	At December 31,
	2005	2004
	(In thousands)
Accrued Interest:
Mortgage-related securities	$4,014	$4,581
Investment securities	117	172
Loans receivable	7,589	6,599

Total accrued interest	11,720	11,352
Foreclosed properties and repossessed assets	708	1,621
Premises and equipment	47,588	43,966
Federal Home Loan Bank stock, at cost	48,537	38,186
Bank owned life insurance	20,359	19,324
Other	27,978	15,902

	$156,890	$130,351

Our foreclosed properties and repossessed assets decreased to $708,000 at December 31, 2005 primarily as a result of liquidation of collateral from a large commercial loan in the third quarter of 2005 when $2.1 million was charged-off. We believe that we continue to have good asset quality, particularly in our residential portfolio, and the homes, boats, recreational vehicles and other items that have been repossessed, are small in dollar amount in comparison to the size of our loan portfolio.
Premises and equipment increased $3.6 million in 2005 primarily as a result of adding three new offices. We anticipate that two or three new bank offices will be established in 2006. The effect of these new bank offices will be an increase to our premises and equipment depreciation expense.
Federal Home Loan Bank (“FHLB”) of Chicago stock increased $10.4 million as a result of stock dividends paid by the FHLB of Chicago. The FHLB of Chicago requires that its members own FHLB of Chicago stock as a condition for borrowing. The FHLB of Chicago generally pays dividends and in prior years, had targeted a rate of return for their stock of 1% over the 1 year constant maturity Treasury note yield. At the beginning of 2005, the FHLB of Chicago modified its dividend payout policy to a dividend payout ratio not to exceed 90% of its adjusted core income, which is net income excluding gains or losses from non-recurring events. In 2005, the FHLB of Chicago stock paid a dividend that equaled approximately 3.70%. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”
Bank owned life insurance (“BOLI”) is an asset that we use to partially offset the future cost of employee benefits. BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by us. We value BOLI at the amount which we could obtain if we cashed in the policies at the current time. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death.

Deposits increased $103.9 million in 2005 primarily as a result of our obtaining wholesale and larger certificates of deposit in excess of $100,000 (“jumbo CDs”). At December 31, 2005, wholesale deposits were $181.1 million and jumbo CD’s had a balance of $44.1 million as compared to $3.5 million and $12.6 million, respectively, at December 31, 2004. We utilize wholesale and jumbo deposits in lieu of retail deposits when they cost less, fit a specific maturity period or when deposits are needed very quickly. In 2005, those wholesale deposits grew substantially primarily as a result of management considering them the most inexpensive method to obtain funds. We believe that deposit growth (or shrinkage) for future periods will continue to depend, in a significant part, on the performance of other investment alternatives and world events.
Our borrowings increased $4.3 million in 2005, as a result of the increase in the loan portfolio, and the repurchase of our shares. At December 31, 2005, $152.5 million of the total $765.8 million were fixed rate FHLB borrowings with maturities varying from 13 days to six months. In addition, we have a $250.0 million maturing at the end of the third quarter of 2006 and $203.3 million maturing at the beginning of the fourth quarter of 2006. We anticipate that these borrowings will be renewed or partially paid off and renewed for a fixed period of time.
Shareholders equity decreased $126.1 million in 2005 primarily as a result of the repurchase of shares, dividends paid in 2005, and a decrease in our accumulated other comprehensive income offset by our net earnings.
We repurchased 11,473,119 shares in 2005 at an average price of $11.72. Our existing repurchase plan, at December 31, 2005, had approximately 1.5 million shares authorized but not yet repurchased. In 2006, through February 28th, we have repurchased an additional 50,000 shares, at an average price of $11.13 per share.
We increased our quarterly cash dividend to $0.06 per share for the first and second quarter of 2005, and again increased our cash dividend to $0.065 per share for the third and fourth quarter of 2005. The dividend payout ratio for 2005 was 57.9%, and total dividends paid during the year were $16.2 million. In February 2006, we further increased our dividend to $0.07 per share. Our total dollars paid in dividends will not increase proportionately as a result of our share repurchases.
Accumulated other comprehensive income decreased $12.5 million in 2005 primarily as a result of reduced fair market value on the mortgage-related securities. Accumulated other comprehensive income reflects the difference between the net current value of securities available for sale and the book value of those securities, net of tax, and any unfunded supplemental non-qualified benefit plan obligation, net of tax.
Our shareholders equity to total assets ratio at December 31, 2005 was 15.9% as compared to 19.5% at December 31, 2004.

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

	AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
	Years ended December 31,
	2005				2004				2003
			Interest	Average			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost

	(Dollars in thousands)
Assets:
Interest-Earning Assets (1):
Loans receivable, net	$1,970,990		$107,553	5.46%	$1,799,670		$97,330	5.41%	$1,739,572		$104,623	6.01%
Mortgage-related securities	1,217,647		51,721	4.25	1,090,363		47,431	4.35	665,804		29,164	4.38
Investment securities (2)	113,670		4,168	3.67	104,681		3,956	3.78	116,097		4,654	4.01
Interest-earning deposits	11,796		356	3.02	11,834		128	1.08	47,491		423	0.89
Federal funds	10,623		412	3.88	5,546		76	1.37	205,671		2,206	1.07

Total interest-earning assets	3,324,726		164,210	4.94	3,012,094		148,921	4.95	2,774,635		141,070	5.08
Noninterest-earning assets	161,927				175,491				185,530

Total average assets	$3,486,653				$3,187,585				$2,960,165

Liabilities and Equity:
Interest-Bearing Liabilities:
Savings deposits	$244,954		1,048	0.43	$253,321		1,084	0.43	$293,735		1,490	0.51
Money market accounts	283,958		5,548	1.95	335,553		3,301	0.98	347,901		4,353	1.25
Interest-bearing demand accounts	168,962		369	0.22	164,588		359	0.22	143,331		416	0.29
Time deposits	1,191,364		42,371	3.56	1,139,368		37,373	3.28	1,261,281		45,160	3.58

Total deposits	1,889,238		49,336	2.61	1,892,830		42,117	2.23	2,046,248		51,419	2.51
Advance payment by borrowers for taxes and insurance	19,412		26	0.13	19,759		36	0.18	19,205		88	0.46
Borrowings	862,649		27,869	3.23	414,600		16,345	3.94	319,348		17,975	5.63

Total interest-bearing liabilities	2,771,299		77,231	2.79	2,327,189		58,498	2.51	2,384,801		69,482	2.91

Noninterest-Bearing Liabilities
Noninterest-bearing deposits	103,762				106,224				111,955
Other noninterest- bearing liabilities	32,369				33,638				48,481

Total noninterest- bearing liabilities	136,131				139,862				160,436

Total liabilities	2,907,430				2,467,051				2,545,237
Equity	579,223				720,534				414,928

Total average liabilities and equity	$3,486,653				$3,187,585				$2,960,165

Net interest income and net interest rate spread (3)			$86,979	2.15			$90,423	2.44			$71,588	2.17

Net interest-earning assets and net interest margin(4)	$553,427			2.62%	$684,905			3.00%	$389,834			2.58%

Average interest-earnings assets to average interest- bearing liabilities	1.20	x			1.29	x			1.16	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	FHLB stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing net interest income by total interest-earning assets.

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

	Year Ended December 31,
	2005 Compared to 2004
	Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)

	(In thousands)
Interest-earning assets:
Loans receivable	$9,315	$908	$10,223
Mortgage-related securities	5,431	(1,141)	4,290
Investment securities	333	(121)	212
Interest-earning deposits	–	228	228
Federal funds	113	223	336

Total	15,192	97	15,289

Interest-bearing liabilities:
Savings deposits	(36)	–	(36)
Money market deposits	(573)	2,820	2,247
Interest-bearing demand deposits	10	–	10
Time deposits	1,756	3,242	4,998
Advance payment by borrowers for taxes and insurance	(1)	(9)	(10)
Borrowings	14,927	(3,403)	11,524

Total	16,083	2,650	18,733

Net change in net interest income	$(891)	$(2,553)	$(3,444)

	Year Ended December 31,
	2004 Compared to 2003
	Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)

	(In thousands)
Interest-earning assets:
Loans receivable	$3,519	$(10,812)	$(7,293)
Mortgage-related securities	18,470	(203)	18,267
Investment securities	(442)	(256)	(698)
Interest-earning deposits	(370)	75	(295)
Federal funds	(2,607)	477	(2,130)

Total	18,570	(10,719)	7,851

Interest-bearing liabilities:
Savings deposits	(191)	(215)	(406)
Money market deposits	(149)	(903)	(1,052)
Interest-bearing demand deposits	56	(113)	(57)
Time deposits	(4,168)	(3,619)	(7,787)
Advance payment by borrowers for taxes and insurance	3	(55)	(52)
Borrowings	4,561	(6,191)	(1,630)

Total	112	(11,096)	(10,984)

Net change in net interest income	$18,458	$377	$18,835

Comparisons of Operating Results for Years Ended December 31, 2005 and 2004
General
Net income was $28.0 million for 2005 as compared to $29.6 million for 2004; however, diluted earnings per share increased to $0.43 for 2005 as compared to $0.38 for 2004. The decrease in net income was primarily the result of decreased net interest margin which reflects the cost of borrowings for stock repurchases and the rising cost of deposits. This earnings decrease was partially offset by an increase in interest income from the increase in the loan portfolio, a decrease in the provisions for loan loses and gains on the sale of investments and loans. Diluted earnings per share increased for 2005 as a result of stock repurchases.
Net Interest Income
Net interest income for 2005 decreased $3.4 million, or 3.8% to $87.0 million as compared to $90.4 million for 2004. Net interest income decreased primarily as the result of a decreased net interest margin. The net interest margin for 2005 was 2.62% as compared to 3.00% for 2004.
The decrease in the net interest margin for 2005 was primarily the result of the rising cost of deposits, stock repurchases, and a flattening yield curve. The flattening yield curve reduces our ability to price loan offerings and reprice existing loans at interest rates that would allow us to increase the yield on the loan portfolio faster than the increase in the cost of funds, thus compressing the net interest margin. Stock repurchases reduce capital (which is non-interest bearing) and cash which is either an interest bearing liability or reduces an interest earning asset, thereby compressing the net interest margin.
Total Interest Income
Total interest income for 2005 increased $15.3 million, or 10.3%, to $164.2 million as compared to $148.9 million for 2004. The increase was primarily the result of the increased dollar amount of average loans and investments outstanding, and the average yield earned on the loan portfolio in 2005, partially offset by a decrease in the average yield on the mortgage-related securities portfolio.
Interest income on loans increased $10.2 million, or 10.5%, to $107.6 million as compared to $97.3 million for 2004. The increase was the result of increased average dollars outstanding in the portfolio and increased average yield earned on the loan portfolio. The one- to four-family mortgage loan portfolio increased $145.4 million in 2005 and the average yield on the total loan portfolio increased to 5.46% in 2005 from 5.41% in 2004.
Interest income on investment securities increased $212,000 or 5.4% as a result of increased average investment securities outstanding partially offset by a decrease in the average yield earned on those investments.
Interest income on mortgage-related securities increased $4.3 million or 9.0% in 2005 as a result of increased average mortgage-related securities outstanding, partially offset by a decrease in the average yield on this portfolio. The increase in the average portfolio outstanding was primarily the result of investing approximately $200.0 million in mortgage-related securities at the end of 2004. The decrease in the average yield on the mortgage-related securities portfolio was primarily a result of the reinvestment yield on new mortgage-related securities being at interest rates that were less than the existing yield on the portfolio.
Interest income on interest-earning deposits (which includes federal funds sold) increased $564,000 to $768,000 in 2005 as a result of the increased dollar amount in federal funds and increased yield on those interest-earning deposits. At times throughout 2005, short-term investments were increased primarily in anticipation of paying off or reducing a borrowing or to fund loans.
Interest Expense
Interest expense on deposits increased $7.2 million or 17.1% to $49.3 million for 2005 as compared to $42.1 million for 2004. The average cost of deposits for 2005 increased to 2.61% as compared to 2.23% for 2004. The Federal Reserve Federal Open Market Committee (“FOMC”) increased short term interest rates thirteen times since June 2004 or a total of 3.25%. Rates were again raised one time, for 0.25%, in 2006 (through February 28, 2006). In addition, competition has been strong for deposits with many competitors offering a premium interest rate to acquire deposits. This action made us increase our offering deposit interest rates which increased our cost on those deposits.

Interest expense on borrowings increased $11.5 million or 70.5% to $27.9 million for 2005 as compared to $16.3 million for 2004. The increase was the result of increased average borrowings outstanding throughout 2005. Average borrowings increased in 2005 primarily as a result of a two year $200.0 million borrowing in the fourth quarter of 2004. In the last quarter of 2005, we began to repay borrowings as seasonal loan demand decreased and the lack of investment opportunities with reasonable earning potential. The average cost of borrowings decreased in 2005 primarily as a result of reduced market interest rates which allowed new borrowings to be at reduced interest rates.
Provision for Loan Losses
The provision for loan losses decreased $789,000 in 2005 primarily as a result of a decrease in multi-family, commercial real estate, consumer and commercial business loan portfolios, all which have a higher risk than the one- to four-family mortgage loan portfolio. As a result of the reduced risk in the loan portfolio, this reduced risk allowed us to reduce our provision for loan losses. When the riskier components of the loan portfolio increase we will need to increase our provision for loan losses
The total allowance for losses at December 31, 2005 was $12.1 million, or 207.2% of nonperforming loans and 184.8% of nonperforming assets as compared to $13.9 million, or 222.1% of non performing loans and 176.5% of nonperforming assets at December 31, 2004. The decrease was primarily the result of a $2.1 million charge-off of a commercial business loan in the second quarter of 2005. The total loan loss allowance to total loans was 0.61% at December 31, 2005 as compared to 0.74% at the end of 2004.
Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimatable losses inherent in the loan portfolio. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. See also “Asset Quality” in Item 1, which is incorporated by reference, for certain other factors that may affect our provisions for loan losses on a go forward basis.
Noninterest Income
Total noninterest income increased $1.3 million or 7.8% to $17.4 million as compared to $16.2 million for 2004. The increase was primarily the result of increased gains on the sales of investments.
Service charges on deposits increased $180,000 in 2005 primarily as a result of increased pricing of deposit service charges partially offset by a decrease in the number of checking accounts and an increased customer utilization of on-line banking and check cards. On-line banking and real time check card purchase authorizations have allowed customers to manage their accounts better and reduce their service charge fees.
Brokerage and insurance commissions decreased $405,000 in 2005 primarily as a result of decreased annuity sales. Interest rates on annuities increased more slowly than interest rates on deposits, thereby reducing the consumer demand for annuity products and our focus of having annuities purchased with non-Bank Mutual deposits.
Loan fees and servicing revenue decreased $266,000 in 2005 primarily as a result of a large prepayment fee on a construction and development loan in 2004. There were no impairments to the mortgage servicing rights in 2005. Mortgage servicing rights normally become impaired from increased prepayments on mortgage loans which reduces the anticipated servicing fee income over the life of the loan.
Gains on the sale of investments increased $1.2 million in 2005 as a result of increased sales of equity securities.
Gains on the sales of loans increased $294,000 in 2005 as a result of increased fixed rate mortgage loan sales. Loan sales in 2005 were $143.7 as compared to $120.5 million in 2004.
In 2004, we sold one-half of our interest in approximately 318 acres of owned real estate to an unrelated third party; the transaction resulted in a $2.0 million gain. We simultaneously established a limited liability company (Arrowood Development) with that third party, in which we maintain a 50% interest, to develop the land. We had originally anticipated that development would begin in 2005. However, based on information from the co-owner of

Arrowood Development, we now anticipate that Arrowood Development will begin to develop this land in 2006, and that residential lot sales will begin in late 2006 or in 2007.
The loss on the retirement of debt in 2004 was a restructuring of $200.0 million of FHLB borrowing. We did not incur any prepayment penalties on debt restructuring in 2005.
Other income increased $447,000 in 2005 primarily as the result of increased fees earned on check cards (debit cards), income on Bank owned life insurance, and miscellaneous other income taxes.
Noninterest Expense
Total noninterest expense increased $755,000 or 1.3% to $60.8 million in 2005 primarily as a result of increased compensation expenses.
Compensation expense increased $1.5 million in 2005 primarily as a result of increased cost of management recognition plan (“MRP”) expense, retirement expense, health care expense and reduced deferral of loan origination cost. The MRP expense increased $965,000 in 2005 as a result of the issuance of 955,000 restricted shares in May 2004 pursuant to the 2004 Stock Incentive Plan and the accelerated vesting of restricted stock related to a bank officer’s disability and subsequent retirement. The accelerated vesting of restricted stock and compensation expense resulted in an additional $417,000 expense in 2005. Retirement expense increased approximately $200,000 in 2005 primarily as a result of the decreased investment interest rate used in the future value calculation on the assets in the retirement plan. Deferred loan origination cost (this is an offset to expense) decreased approximately $423,000 in 2005 as a result of reduced loan originations from our retail office network. Each loan that is originated by our retail office network has an incremental compensation and benefit cost deferral, and as loan originations decrease the incremental compensation and benefit cost deferral also decreases.
Occupancy and equipment expense decreased $399,000 primarily as a result of a write-off in 2004 of a portion of one of our existing offices which was replaced with a new office and reduced depreciation expense on equipment in 2005. A large number of desktop computers were purchased in 2002 and 2003 and became or are becoming fully depreciated. Partially offsetting these expenses are increases in office building depreciation and office equipment resulting from opening three new offices in 2005. We anticipate opening an additional three new offices in 2006, which will increase our occupancy and equipment expense.
Other expenses decreased $305,000 in 2005 as a result of a decrease in real estate owned expense and a decrease in numerous other expenses. The decrease in real estate owned expenses is primarily a result of the reduced operating cost of one commercial loan that had defaulted.
Income Taxes
The effective tax rate for 2005 was 34.9%, as compared to an effective tax rate of 34.6% in 2004.
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
The increase in the net interest margin for 2004 was primarily the result of investing the $404.8 million of net capital received from the stock offering in late 2003. The increase in the dollar amount of interest earning assets was also the result of the investment of the capital received from the Company’s stock offering. Most of the capital received was invested in mortgage-related securities.
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
Interest expense on borrowings decreased $1.6 million or 9.1% as a result of the reduced average cost of borrowings partially offset by an increase in the dollar amount of average borrowings. Average borrowings in 2004 increased $95.3 million and at December 31, 2004, borrowings were $462.0 million higher than at December 31, 2003. We used the proceeds of these borrowings as well as our existing capital resources, to fund an increase in the loan portfolio, an increase in mortgage-related securities, a decrease in the deposit portfolio and repurchases of our shares. In the fourth quarter of 2004, we borrowed $200.0 million from the FHLB of Chicago at a cost of 2.77%

and reinvested those funds into mortgage-related securities. The average cost of borrowings in 2004 was 3.94% as compared to 5.63% in 2003. The decrease in the average cost was the result of the new borrowings being added at a cost that was less than the average cost of borrowings and the refinancing of $200.0 million in September of 2004. The refinanced $200.0 million of borrowings had an average cost of 5.70% and were refinanced at an interest rate of 2.75%. As a result of prepaying the $200.0 million of FHLB borrowing, we paid a prepayment penalty of $1.7 million. The prepayment of the FHLB borrowings was done as a result of management anticipating a rise in interest rates at the time the original FHLB borrowings matured and its desire to lock in relatively lower interest rates; the prepayment fees were more than offset by interest savings. The balance of our borrowings at December 31, 2004 were overnight funds or fixed rate short term borrowings.
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
In 2004, we sold one-half of our interest in approximately 318 acres of owned real estate to an unrelated third party; the transaction resulted in a $2.0 million gain. We simultaneously established Arrowood Development, in which we maintained a 50% interest, with that party to develop the land.
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
In 2004, 955,000 shares of restricted stock were granted as MRPs to various officers. This grant and the fair market valuation of ESOP shares increased compensation expense approximately $1.8 million in 2004 as compared to 2003.

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
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization, and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with more borrowing in periods in which their operations generate less cash. In the event these sources of liquidity would become inadequate, Bank Mutual believes that it could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed. During 2005, we substantially increased our levels of wholesale deposits to fund growth and, near the end of 2005, we began to pay off borrowings with some of the wholesale deposits. It is anticipated that we will continue to pay down our borrowings in early 2006 from various funding sources although a substantial part of the $608.0 million in borrowings due in 2006, will need to be refinanced. However, we cannot assure the terms, if any, on which refinancing would be available.
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during 2005, loan prepayments decreased significantly because of the rising interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
Our primary investing activities are the purchase of mortgage-related securities, increasing the loan portfolio, and to a lesser extent, the purchase of investment securities. These activities were funded by principal payments on mortgage loans and mortgage-related securities, calls and maturities on investment securities, borrowings, deposits, and funds provided by our operating activities.
At December 31, 2005, we exceeded each of the applicable regulatory capital requirements for our savings bank subsidiary. In order to be classified as “well-capitalized” by the FDIC we are required to have leverage (tier 1) capital of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of at least 10.00%. At December 31, 2005, Bank Mutual had a risk-based total capital ratio of 24.25% and a leverage ratio of 12.07%. See “Notes to Consolidated Financial Statements—Note 8. Shareholders’ Equity.” We believe that our relatively high capital levels as compared to industry standards, which primarily resulted from our stock offering in 2003, provide us with the flexibility to increase leverage through borrowings, and to prudently repurchase shares, as we have with share repurchase programs in 2005 and 2004.
Shareholders’ equity is decreased by unearned ESOP shares, which represents shares in the Bank Mutual Employee Stock Ownership Plan which have not yet been earned by participating employees, and unearned deferred compensation, which represents stock grants under the management recognition plan (“MRP”) component of its 2004 and 2001 Stock Incentive Plans. See “Notes to Consolidated Financial Statements—Note 1. Summary of

Significant Accounting Policies.” Shareholders’ equity is decreased by $17.3 million of accumulated other comprehensive income, consisting primarily of net unrealized losses, net of taxes, on securities available-for-sale. Bank Mutual Corporation in 2005 repurchased 11,473,119 shares under its stock repurchase programs.
Cash and cash equivalents increased $31.8 million during 2005 to $69.4 million at December 31, 2005. The Company provided $33.6 million from investing activities, primarily as a result of principal repayments on mortgage-related securities partially offset by purchases of mortgage-related and investment securities, and an increase in the loan portfolio,. The cash from operating activities of $29.8 million is primarily a result of Bank Mutual’s net income for the year, and non-cash expenses, offset by a net increase in other assets. Cash used by financing activities of $42.0 million resulted primarily from the repurchases of our stock, offset by net proceeds of the borrowings and an increase in deposits.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total

	(In thousands)
Deposits without a stated maturity (a)	$781,029	$–	$–	$–	$781,029
Certificates of deposits (a)	718,634	498,882	88,277	–	1,305,793
Borrowed funds (a)	607,955	105,675	–	52,166	765,796
Operating leases	1,072	1,685	841	163	3,761
Purchase obligations	2,160	4,320	2,880	–	9,360
Deferred retirement plans and deferred compensation plans	333	587	504	6,625	8,049

(a)	Excludes interest to be paid in the periods indicated.
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
The following table details the amounts and expected maturities of significant off balance sheet commitments as of December 31, 2005. Further discussion of these commitments is included in the “Notes to the Consolidated Financial Statements – Note 13. Financial Instruments with Off-Balance Sheet Risk.”

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$4,441	$–	$–	$–	$4,441
Residential real estate	63,508	–	–	–	63,508
Revolving home equity and credit card lines	153,133	–	–	–	153,133
Standby letters of credit	2,122	1,141	–	–	3,263
Commercial letters of credit	16,523	–	–	–	16,523
Unused commercial lines of credit	5,930	–	–	–	5,930
Net commitments to sell mortgage loans	3,943	–	–	–	3,943
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

Quarterly Financial Information
The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2005 (unaudited)
Interest income	$39,958	$40,968	$41,591	$41,693
Interest expense	16,806	18,650	20,332	21,443

Net interest income	23,152	22,318	21,259	20,250
Provision for loan losses	117	270	92	62

Net income after provision for loan losses	23,035	22,048	21,167	20,188
Total noninterest income	4,921	3,787	4,376	4,357
Total noninterest expense	15,990	14,887	15,012	14,948

Income before income taxes	11,966	10,948	10,531	9,597
Income taxes	4,077	3,750	3,619	3,570

Net income	$7,889	$7,198	$6,912	$6,027

Earnings per share — Basic	$0.12	$0.12	$0.11	$0.10

Earnings per share — Diluted	$0.11	$0.11	$0.11	$0.10

Cash dividend paid per share	$0.06	$0.06	$0.065	$0.065

2004 (unaudited)
Interest income	$36,661	$36,253	$36,756	$39,251
Interest expense	14,569	14,370	14,413	15,146

Net interest income	22,092	21,883	22,343	24,105
Provision for loan losses	490	384	267	189

Net income after provision for loan losses	21,602	21,499	22,076	23,916
Total noninterest income	3,847	4,429	3,876	4,023
Total noninterest expense	14,753	15,019	15,059	15,251

Income before income taxes	10,696	10,909	10,893	12,688
Income taxes	3,622	3,791	3,859	4,360

Net income	$7,074	$7,118	$7,034	$8,328

Earnings per share — Basic	$0.09	$0.09	$0.09	$0.11
double
Earnings per share — Diluted	$0.09	$0.09	$0.09	$0.11

Cash dividend paid per share	$0.04	$0.04	$0.05	$0.05

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
At December 31, 2005, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $383.8 million. This represented a negative cumulative one-year interest rate sensitivity gap of 11.2%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 77.5%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
i)	Investment securities — based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities — based upon an independent outside source for determining cash flows (prepayment speeds).

iii)	Loans — based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

iv)	Deposits — based upon contractual maturities and our historical decay rates.

v)	Borrowings — based upon the earlier of call date or final maturity.

	At December 31, 2005
	Within	Three to	More Than	More Than	Over
	Three	Twelve	One Year -	Three Years -	Five
	Months	Months	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$31,923	$84,548	$163,963	$97,779	$130,472	$508,685
Adjustable	159,958	262,779	357,194	182,638	6,128	968,697
Consumer loans	103,913	127,408	143,799	53,083	38,592	466,795
Commercial and industrial loans	11,953	20,528	19,470	4,165	1,131	57,247
Interest-earning deposits	27,872	–	–	–	–	27,872
Investment securities	48,962	14,720	–	–	–	63,682
Mortgage-related securities:
Fixed	64,798	156,096	344,755	162,598	230,920	959,167
Adjustable	154,874	–	–	–	–	154,874
Other interest-earning assets	48,537	–	–	–	–	48,537

Total interest-earning assets	652,790	666,079	1,029,181	500,263	407,243	3,255,556

Noninterest-bearing and interest- bearing liabilities:
Noninterest-bearing demand accounts	4,736	13,024	27,414	19,308	46,101	110,583
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	7,490	20,599	43,356	30,536	72,623	174,604
Savings accounts	10,843	28,284	58,260	39,778	87,243	224,408
Money market accounts	271,093	–	–	–	–	271,093
Time deposits	372,031	363,369	480,126	88,137	–	1,303,663
Advance payments by borrowers for taxes and insurance	–	2,529	–	–	–	2,529
Borrowings	76,164	532,476	107,323	1,849	47,984	765,796

Total interest-bearing liabilities	742,357	960,281	716,479	179,608	253,951	2,852,676

Interest rate sensitivity gap	$(89,567)	$(294,202)	$312,702	$320,655	$153,292	$402,880

Cumulative interest rate sensitivity gap	$(89,567)	$(383,769)	$(71,067)	$249,588	$402,880

Cumulative interest rate sensitivity gap as a percentage total assets	(2.61)%	(11.18)%	(2.07)%	7.27%	11.74%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	87.93%	77.46%	97.06%	109.60%	114.12%
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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2005. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)
+300	$397,522	$(184,076)	(31.7)%	12.70%	(26.3)%
+200	460,922	(120,676)	(20.7)	14.36	(16.7)
+100	521,227	(60,371)	(10.4)	15.83	(8.1)
0	581,598	–	–	17.23	–
-100	620,565	38,967	6.7	18.00	4.5
-200	631,860	50,262	8.6	18.05	4.8
-300	629,869	48,271	8.3	17.78	3.2
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

Item 8. Financial Statements and Supplementary Data
Report of Ernst & Young LLP, on Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bank Mutual Corporation and Subsidiaries
We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation (the Company) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
January 27, 2006

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Income

	December 31
	2005	2004
	(In Thousands)
Assets
Cash and due from banks	$41,543	$36,868
Interest-earning deposits	27,872	707

Cash and cash equivalents	69,415	37,575
Securities available-for-sale, at fair value:
Investment securities	63,361	68,753
Mortgage-related securities	1,087,816	1,266,224
Loans held for sale	2,312	4,987
Loans receivable, net	1,990,492	1,875,885
Goodwill	52,570	52,570
Other intangible assets	3,750	4,412
Mortgage servicing rights	4,771	4,542
Other assets	156,890	130,351

	$3,431,377	$3,445,299

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,086,822	$1,982,881
Borrowings	765,796	761,525
Advance payments by borrowers for taxes and insurance	2,529	2,796
Other liabilities	29,513	25,348

	2,884,660	2,772,550

Minority interest in real estate development	2,343	2,295

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2005 and 2004
Issued and outstanding – none in 2005 and 2004	–	–
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2005 and 2004
Issued – 78,783,849 shares in 2005 and 2004
Outstanding – 62,325,268 shares in 2005 and 73,485,113 in 2004	788	788
Additional paid-in capital	497,589	495,858
Retained earnings	269,913	258,110
Unearned ESOP shares	(3,966)	(4,865)
Accumulated other comprehensive income	(17,346)	(4,844)
Unearned deferred compensation	(6,955)	(10,076)
Treasury stock – 16,458,581 shares in 2005 and 5,298,736 in 2004	(195,649)	(64,517)

Total shareholders’ equity	544,374	670,454

	$3,431,377	$3,445,299

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2005	2004	2003
	(In Thousands, Except Per Share Amounts)
Interest income:
Loans	$107,553	$97,330	$104,623
Investment securities	4,168	3,956	4,654
Mortgage-related securities	51,721	47,431	29,164
Interest-earning deposits	768	204	2,629

Total interest income	164,210	148,921	141,070

Interest expense:
Deposits	49,336	42,117	51,419
Borrowings	27,869	16,345	17,975
Advance payments by borrowers for taxes and insurance	26	36	88

Total interest expense	77,231	58,498	69,482

Net interest income	86,979	90,423	71,588
Provision for loan losses	541	1,330	1,304

Net interest income after provision for loan losses	86,438	89,093	70,284

Noninterest income:
Service charges on deposits	4,810	4,630	4,814
Brokerage and insurance commissions	2,470	2,875	2,527
Loan related fees and servicing revenue	1,364	1,590	636
Gain on sales of loans	1,863	1,569	6,855
Gain on sales of securities	1,785	537	121
Gain on sale of real estate	–	2,009	–
Loss on retirement of debt	–	(1,737)	–
Other	5,149	4,702	4,665

Total noninterest income	17,441	16,175	19,618

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	37,673	36,214	31,747
Occupancy and equipment	10,454	10,853	10,871
Amortization of other intangible assets	661	661	661
Other	12,049	12,354	12,329

Total noninterest expenses	60,837	60,082	55,608

Income before income taxes	43,042	45,186	34,294
Income taxes	15,016	15,632	11,695

Net income	$28,026	$29,554	$22,599

Per share data:
Earnings per share — basic	$0.44	$0.39	$0.30

Earnings per share — diluted	$0.43	$0.38	$0.29

Cash dividends per share paid	$0.25	$0.18	$0.12

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Income

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares
	(In Thousands, Except Per Share Amounts)
Balances at January 1, 2003	$820	$108,477	$224,932	$(6,647)
Comprehensive income:
Net income	–	–	22,599	–
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $5,853	–	–	–	–
Total comprehensive income	–	–	–	–
Purchase of treasury stock	–	–	–	–
Committed ESOP Shares	–	2,087	352	881
Exercise of stock options	1	(253)	–	–
Amortization of deferred compensation	–	34	–	–
Cash dividends ($0.12 per share)	–	–	(5,925)	–
Proceeds from sale of stock	(33)	385,645	–	–

Balances at December 31, 2003	788	495,990	241,958	(5,766)
Comprehensive income:
Net income	–	–	29,554	–
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,036	–	–	–	–
Minimum pension liability, net of deferred Income tax benefit of $800	–	–	–	–
Total comprehensive income	–	–	–	–
Purchase of treasury stock	–	–	–	–
Issuance of management recognition plan shares	–	(22)	–	–
Committed ESOP shares	–	2,800	–	901
Exercise of stock options	–	(2,910)	–	–
Amortization of deferred compensation	–	–	–	–
Cash dividends ($0.18 per share)	–	–	(13,402)	–

Balances at December 31, 2004	788	495,858	258,110	(4,865)
Comprehensive income:
Net income			28,026
Other comprehensive income	–	–	–	–
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax benefit of $7,663	–	–	–	–
Minimum pension liability, net of deferred income tax benefit of $411	–	–	–	–
Total comprehensive income	–	–	–	–
Purchase of treasury stock	–	–	–	–
Committed ESOP shares	–	2,748	–	899
Exercise of stock options	–	(1,017)	–	–
Amortization of deferred compensation	–	–	–	–
Cash dividends ($0.25 per share)	–	–	(16,223)	–

Balances at December 31, 2005	$788	$497,589	$269,913	$(3,966)

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Accumulated Other	Unearned
	Comprehensive	Deferred	Treasury
	Income (Loss)	Compensation	Stock	Total
	(In Thousands, Except Per Share Amounts)
Balances at January 1, 2003	$10,487	$(3,133)	$(11,861)	$323,075
Comprehensive income:
Net income	—	—	—	22,599
Other comprehensive income	—	—	—	—
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $5,853	(10,338)	—	—	(10,338)

Total comprehensive income	—	—	—	12,261
Purchase of shares for the ESOP	—	—	(8,011)	(8,011)
Committed ESOP Shares	—	—	—	3,320
Exercise of stock options	—	—	1,192	940
Amortization of deferred compensation	—	1,094	(461)	667
Cash dividends ($0.12 per share)	—	—	—	(5,925)
Proceeds from sale of stock	—	—	19,141	404,753

Balances at December 31, 2003	149	(2,039)	—	731,080
Comprehensive income:
Net income	—	—	—	29,554
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,036	(3,801)	—	—	(3,801)
Minimum pension liability, net of deferred income tax benefit of $800	(1,192)	—	—	(1,192)

Total comprehensive income	—	—	—	24,561
Purchase of treasury stock	—	—	(78,859)	(78,859)
Issuance of management recognition plan shares	—	(10,193)	10,215	—
Committed ESOP shares	—	—	—	3,701
Exercise of stock options	—	—	4,127	1,217
Amortization of deferred compensation	—	2,156	—	2,156
Cash dividends ($0.18 per share)	—	—	—	(13,402)

Balances at December 31, 2004	(4,844)	(10,076)	(64,517)	670,454
Comprehensive income:
Net income	—	—	—	28,026
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax benefit of $7,663	(13,116)	—	—	(13,116)
Minimum pension liability, net of deferred income tax benefit of $411	614	—	—	614

Total comprehensive income	—	—	—	15,524
Purchase of treasury stock	—	—	(134,542)	(134,542)
Committed ESOP shares	—	—	—	3,647
Exercise of stock options	—	—	3,410	2,393
Amortization of deferred compensation	—	3,121	—	3,121
Cash dividends ($0.25 per share)	—	—	—	(16,223)

Balance at December 31, 2005	$(17,346)	$(6,955)	$(195,649)	$544,374

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2005	2004	2003
	(In Thousands)
Operating activities:
Net income	$28,026	$29,554	$22,599
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	541	1,330	1,304
Provision for depreciation	2,699	3,253	3,021
Amortization of intangibles	661	661	661
Net (increase) decrease in mortgage servicing rights	(228)	156	(1,638)
Amortization of cost of stock benefit plans	6,768	5,857	3,987
Net premium amortization on securities	144	355	2,107
Net increase in Federal Home Loan Bank stock	(10,351)	(2,688)	(2,613)
Loans originated for sale	(141,048)	(121,473)	(418,167)
Proceeds from loan sales	145,586	122,111	467,937
Net gain on sale of available-for-sale securities	(1,785)	(537)	(121)
Gain on sales of loans originated for sale	(1,863)	(1,569)	(6,855)
Gain on sale of investment real estate	–	(2,009)	–
Gain on sale of real estate owned	(44)	(19)	(48)
Increase (decrease) in other liabilities	14,049	5,166	(8,022)
Increase in other assets	(12,941)	(14,633)	(5,447)
(Increase) decrease in accrued interest receivable	(369)	(530)	575

Net cash provided by operating activities	29,845	24,985	59,280

Investing activities:
Net purchases of investments in mutual funds	(1,493)	(968)	(10,903)
Proceeds from maturities of investment securities	60,780	27,000	124,872
Purchases of investment securities	(55,428)	(25,512)	(117,598)
Purchases of mortgage-related securities	(193,857)	(523,334)	(923,451)
Principal repayments on mortgage-related securities	352,866	302,848	470,994
Proceeds from sale of investment securities	1,804	537	8,076
Net (increase) decrease in loans receivable	(115,686)	(159,892)	(26,459)
Proceeds from sale of investment real estate	–	2,182	–
Proceeds from sale of foreclosed properties	1,341	3,223	1,003
Net purchases of premises and equipment	(6,345)	(2,029)	(3,896)

Net cash provided (used) by investing activities	43,982	(375,945)	(477,362)

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2005	2004	2003
		(In Thousands)
Financing activities:
Net increase (decrease) in deposits	$102,381	$(68,767)	$(73,371)
Net increase (decrease) in short-term borrowings	(87,600)	287,600	(22,679)
Proceeds from long-term borrowings	110,232	406,446	28,125
Repayments on long-term borrowings	(18,361)	(232,012)	(60,933)
Net decrease in advance payments by borrowers for taxes and insurance	(267)	(191)	(73)
Proceeds from sale of stock	–	–	404,753
Proceeds from exercise of stock options	2,393	1,217	940
Cash dividends	(16,223)	(13,402)	(5,925)
Purchase of treasury stock	(134,542)	(78,859)	(8,011)

Net cash provided (used) by financing activities	(41,987)	302,032	262,826

Increase (decrease) in cash and cash equivalents	31,840	(48,928)	(155,256)
Cash and cash equivalents at beginning of year	37,575	86,503	241,759

Cash and cash equivalents at end of year	$69,415	$37,575	$86,503

Supplemental information:
Interest paid on deposits and borrowings	$75,100	$58,719	$70,630
Income taxes paid	13,040	13,881	11,764
Loans transferred to foreclosed properties and repossessed assets	538	5,045	1,461
Issuance of management recognition plan shares	–	10,193	–

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies
Organization
Until October 29, 2003, Bank Mutual Corporation was an OTS chartered United States corporation which became the mid-tier holding company in the 2000 regulatory restructuring of Mutual Savings Bank, into mutual holding company form. Bank Mutual Bancorp, MHC (the “MHC”), a U.S.-chartered mutual holding company of which Mutual Savings Bank’s depositors held all of the voting and membership rights, owned a majority of Bank Mutual Corporation’s outstanding common stock.
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
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Bank Mutual has the following wholly owned subsidiaries: BancMutual Financial & Investment Services, Inc. (f/k/a “Lake Financial and Insurance Services, Inc.”), Mutual Investment Corporation, MC Development Ltd., and First Northern Investments Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. Bank Mutual also owns a 50% interest in two entities, Savings Financial Corporation, which is accounted for using the equity method, and Arrowood Development, LLC, which is consolidated into the financial statements.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
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
Cash and Cash Equivalents
The Company considers federal funds sold and interest-bearing deposits that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2005 and 2004 was approximately $985 million and $999 million, respectively.
Federal Home Loan Bank Stock
Stock of the Federal Home Loan Bank (“FHLB”) is owned due to regulatory requirements and carried at cost, which is its redeemable value, and is included in Other Assets.
Investment and Mortgage-Related Securities Available-for-Sale
Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity.
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
Loan Fees and Related Costs
Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loans’ yield. The Company amortizes these amounts in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
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
December 31, 2005
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
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding for basic EPS calculations. Vested shares of restricted stock which have been awarded under the management recognition plan (“MRP”) provisions of the Company’s 2004 and 2001 Stock Incentive Plans, are considered common stock equivalents and are included in the weighted-average number of shares outstanding for basic EPS. Nonvested MRP shares are considered common stock equivalents and are included in the weighted-average number of shares outstanding for diluted EPS.
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
Stock Compensation
In May 2001, the Company shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), providing for restricted stock (“MRP”) awards of up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted during the year ended December 31, 2001 to employees in management positions and directors and 124,737 shares were subsequently forfeited. No shares were granted from the 2001 Plan during the years ended December 31, 2005 and 2004. The outstanding 2001 MRP grants had a fair value of $1,867 at December 31, 2005.
In May 2004, the Company shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), providing for MRP awards up to 1,642,521 shares. Of these, 955,000 shares were granted during the year ended December 31, 2004 and 1,600 shares were subsequently forfeited. The outstanding 2004 MRP grants had a fair value of $7,810 at December 31, 2005. The 2001 and 2004 MRP grants are being amortized to compensation expense as the Company’s employees and directors become vested in the granted shares.
The amount amortized to expense was $3,121 for the year ended December 31, 2005 and $2,156 for the year ended December 31, 2004. The remaining unamortized cost of the MRP is reflected as a reduction of shareholders’ equity as unearned deferred compensation.
Options for 4,050,122 shares were granted on May 8, 2001 under the 2001 Plan at an exercise price of $3.2056 and expire on May 8, 2011. On May 3, 2004, options for an additional 2,382,000 shares were granted under the 2004 Plan at an exercise price of $10.673 per share and expire May 3, 2014.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
The following schedule reflects stock options for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31
	2005		2004		2003
	Stock	Weighted	Stock	Weighted	Stock	Weighted
	Options	Avg. Cost	Options	Avg. Cost	Options	Avg. Cost
Outstanding at beginning of year	5,276,953	$6.5760	3,298,590	$3.2056	3,819,346	$3.2056
Granted	–	–	2,382,000	$10.6730	–	–
Exercised	354,702	$3.2056	403,637	$3.2056	368,143	$3.2056
Forfeited	3,200	$10.6730	–	–	152,613	$3.2056

Outstanding at end of year	4,919,051	$6.8170	5,276,953	$6.5760	3,298,590	$3.2056

	At December 31, 2005
	Unexercisable Stock Options		Exercisable Stock Options
		Remaining
Price	Shares	Contractual Life	Shares	Exercise Price
$3.2056	636,892	5.4 years	1,903,359	$3.2056
$10.6730	1,838,400	8.4 years	540,400	$10.6730
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	2005	2004	2003

Risk-free interest rate	4.81 – 5.30%	4.81 – 5.30%	5.30%
Dividend yield	2.00%	2.00%	2.00%
Expected stock volatility	22.40 – 26.30%	22.40 – 26.30%	26.30%
Expected years until exercise	4.00 – 8.25	5.00 – 9.25	6.00
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Bank Mutual’s stock options have characteristics significantly different from traded options and, therefore, changes in the subjective input assumptions can materially affect the fair value estimate.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
The Company accounts for the stock options in accordance with APB Opinion 25, as allowed under SFAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in any year. Pursuant to SFAS No. 123 disclosure requirements, pro forma net income, and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	Year Ended December 31
	2005	2004	2003

Net income:
As reported	$28,026	$29,554	$22,599
Pro forma	$27,086	$28,689	$21,880
Basic earnings per share:
As reported	$0.44	$0.39	$0.30
Pro forma	$0.43	$0.38	$0.29
Diluted earnings per share:
As reported	$0.43	$0.38	$0.29
Pro forma	$0.42	$0.37	$0.28
The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over five years.
Variable Interest Entities
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
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
Recent Accounting Changes
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
On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004)(“SFAS No. 123 (R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS No. 123(R) on January 1, 2006.
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
On July 14, 2005, FASB issued an exposure draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109.” The proposed Interpretation would clarify the accounting for uncertain tax positions and specifically require recognizing, in the financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained on an audit based solely on the technical merits of the position. The Company is currently involved with an audit of its Nevada subsidiaries by the Wisconsin Department of Revenue; however, the Company believes that it has operated these subsidiaries within the confines of Wisconsin tax laws and that no tax liability exists.
In November 2005, the FASB issued Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 was issued to address the steps in determining when an investment is considered impaired, whether the impairment is

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”) and amends existing other-than-temporary impairment guidance, including that provided in FASB Statement No. 115, “Accounting for Debt and Equity Securities,” and APB 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. In addition to the guidance under FSP FAS 115-1, the disclosure requirements under EITF 01-1 remain in effect. The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity. We will adopt FSP FAS 115-1 on January 1, 2006.
Reclassifications
Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
2. Securities, Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2005:
Investment securities:
U.S. government and federal agency obligations	$14,720	$–	$(135)	$14,585
Mutual funds	47,512	–	(1,104)	46,408
Stock in federal agencies	1,450	918	–	2,368

Total investment securities	63,682	918	(1,239)	63,361
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	506,116	155	(12,966)	493,305
Federal National Mortgage Association	419,552	915	(10,831)	409,636
Private Placement CMOs	124,335	–	(2,033)	122,302
Government National Mortgage Association	64,037	8	(1,472)	62,573

Total mortgage-related securities	1,114,040	1,078	(27,302)	1,087,816

Total	$1,177,722	$1,996	$(28,541)	$1,151,177

The following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position
							Total	Total
	Unrealized	Number		Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Estimated	Loss	of	Fair	Loss	Fair
	Amount	Securities	Fair Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. government and federal agency obligations	$–	–	$–	$(135)	3	$14,585	$(135)	$14,585
Mutual funds	–	–	–	(1,104)	2	45,709	(1,104)	45,709

Total investment securities	–	–	–	(1,239)	5	60,294	(1,239)	60,294
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(3,389)	40	170,019	(9,577)	79	311,034	(12,966)	481,053
Federal National Mortgage Association	(1,625)	23	85,617	(9,206)	65	292,618	(10,831)	378,235
Government National Mortgage Association	(123)	2	10,296	(1,349)	9	52,099	(1,472)	62,395
Private placement CMOs	(1,978)	16	114,531	(55)	1	7,771	(2,033)	122,302

Total mortgage-related securities	(7,115)	81	380,463	(20,187)	154	663,522	(27,302)	1,043,985

Total	$(7,115)	81	$380,463	$(21,426)	159	$723,816	$(28,541)	$1,104,279

The Company does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 3% or less of their respective amortized cost basis. The Company has the ability to hold the securities contained in the previous table for the time necessary to recover the amortized cost.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
2. Securities, Available-for-Sale (continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2004:
Investment securities:
U.S. government and federal agency obligations	$19,967	$46	$(182)	$19,831
Mutual funds	46,018	12	(640)	45,390
Stock in federal agencies	1,461	2,071	—	3,532

Total investment securities	67,446	2,129	(822)	68,753
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	635,806	1,525	(6,307)	631,024
Federal National Mortgage Association	544,928	2,709	(4,834)	542,803
Private Placement CMOs	9,928	—	—	9,928
Government National Mortgage Association	82,635	111	(277)	82,469

Total mortgage-related securities	1,273,297	4,345	(11,418)	1,266,224

Total	$1,340,743	$6,474	$(12,240)	$1,334,977

The amortized cost and fair values of securities by contractual maturity at December 31, 2005, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$14,720	$14,585
Due after one year through five years	—	—
Due after five years through ten years	—	—
Mutual funds	47,512	46,408
Stock in Federal Agencies	1,450	2,368
Mortgage-related securities	1,114,040	1,087,816

	$1,177,722	$1,151,177

The following table summarizes the adjustment to other comprehensive income and the related tax effect for securities available-for-sale for each of the three years ended December 31:

	2005	2004	2003

Change in unrealized holding gain (loss) on available-for-sale securities during the period
Unrealized net gains (losses)	$(20,779)	$(5,837)	$(16,070)
Related tax expense (benefit)	(7,663)	(2,036)	(5,809)

	(13,116)	(3,801)	(10,261)

Less: Reclassification adjustment for gains included in income
Related gains on available-for-sale securities	—	—	121
Related tax expense	—	—	44

	—	—	77

Change in other comprehensive income	$(13,116)	$(3,801)	$(10,338)

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
2. Securities, Available-for-Sale (continued)
Investment securities with a fair value of approximately $170,778 and $133,518 at December 31, 2005 and 2004, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law. See also Notes 6 and 11 for additional information regarding security pledges.
3. Loans Receivable
Loans receivable consist of the following:

	December 31
	2005	2004

Mortgage loans:
One-to-four family	$1,048,881	$903,498
Multifamily	155,908	161,641
Commercial real estate	175,090	195,708
Construction and development	155,205	141,394

Total mortgage real estate loans	1,535,084	1,402,241
Consumer and other loans:
Fixed equity	246,460	266,635
Home equity lines of credit	88,266	88,444
Student	19,821	20,519
Home improvement	30,067	24,293
Automobile	69,237	61,469
Other	12,944	15,911

Total consumer and other loans	466,795	477,271
Total commercial business loans	57,247	70,170

Total loans receivable	2,059,126	1,949,682
Less:
Undisbursed loan proceeds	60,014	60,653
Allowance for loan losses	12,090	13,923
Unearned loan fees and discounts	(3,470)	(779)

	68,634	73,797

Total loans receivable – net	$1,990,492	$1,875,885

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties housing one-to-four families which are generally located in the Company’s local lending areas in Wisconsin, Michigan and Minnesota. Non-accrual loans at December 31, 2005 were $5,347 and at December 31, 2004, were $5,683.
A summary of the activity in the allowance for loan losses follows:

	Year ended December 31
	2005	2004	2003

Balance at beginning of year	$13,923	$13,771	$12,743
Provisions	541	1,330	1,304
Charge-offs	(2,431)	(1,253)	(501)
Recoveries	57	75	225

Balance at end of year	$12,090	$13,923	$13,771

The unpaid principal balance of loans serviced for others was $657,270, $620,055, and $649,332 at December 31, 2005, 2004 and 2003, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
A loan is considered impaired when, in management’s judgment, it becomes probable that all contractual principal and interest will not be collected. The following table presents data on impaired loans:

	December 31
	2005	2004

Impaired loans for which an allowance has been provided	$7,280	$7,153
Impaired loans for which no allowance has been provided	2,430	1,503

Total loans determined to be impaired	$9,710	$8,656

Allowance for loan losses related to impaired loans	$2,392	$3,524

	Year ended December 31
	2005	2004	2003

Average recorded investment in impaired loans	$10,141	$8,706	$9,397

Cash basis interest income recognized from impaired loans	$233	$293	$409

4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No goodwill impairments were determined in 2005, 2004 or 2003. The carrying value of goodwill for 2005, 2004, and 2003 was $52,570.
Deposit base intangibles had a carrying amount and a value net of accumulated amortization of $3,750 at December 31, 2005.
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at December 31, 2005 is presented in the following table.

	2005	2004	2003

Mortgage servicing rights at beginning of year	$4,542	$4,698	$6,149
Additions	1,777	1,529	4,480
Amortization	(1,548)	(1,685)	(5,931)

Mortgage servicing rights at end of year	4,771	4,542	4,698
Valuation allowance	—	—	—

Balance	$4,771	$4,542	$4,698

In 2005 and 2004, there were no permanent impairments; however, in 2003, a charge of $1,419 was recorded for loans that had mortgage servicing rights that were permanently impaired. This amount is included with the amortization in the table above.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights (continued)
The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.
The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total

Twelve months ended December 31, 2005 (actual)	$1,548	$661	$2,209

Estimate for year ending December 31,
2006	$1,157	$661	$1,818
2007	1,155	661	1,816
2008	1,134	618	1,752
2009	792	405	1,197
2010	391	405	796
Thereafter	142	1,000	1,142

	$4,771	$3,750	$8,521

5. Other Assets
Other Assets are summarized as follows:

	December 31
	2005	2004

Accrued interest:
Mortgage-related securities	$4,014	$4,581
Investment securities	117	172
Loans receivable	7,589	6,599

Total accrued interest	11,720	11,352
Foreclosed properties and repossessed assets	708	1,621
Premises and equipment	47,588	43,966
Federal Home Loan Bank stock, at cost	48,537	38,186
Bank owned life insurance	20,359	19,324
Other	27,978	15,902

	$156,890	$130,351

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
5. Other Assets (continued)
Foreclosed properties and repossessed assets are summarized as follows:

	December 31
	2005	2004

Acquired by foreclosure or in lieu of foreclosure	$702	$1,589
Repossessed collateral	6	32

	$708	$1,621

Premises and equipment are summarized as follows:

	December 31
	2005	2004

Land and land improvements	$14,451	$12,478
Office buildings	44,614	41,342
Furniture and equipment	16,225	15,979
Leasehold improvements	944	929

	76,234	70,728
Less accumulated depreciation and amortization	28,646	26,762

	$47,588	$43,966

Depreciation expense for 2005, 2004, and 2003 was $2,699, $3,253, and $3,021, respectively.
Bank Mutual leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2012. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2005:

2006	$1,072
2007	951
2008	734
2009	532
2010	309
Thereafter	163

Total	$3,761

Rental expenses totaled $974, $999, and $974 for 2005, 2004 and 2003, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
6. Deposits
Deposits are summarized as follows:

	December 31
	2005	2004

Checking accounts:
Noninterest-bearing	$110,583	$111,855
Interest-bearing	174,620	171,565

	285,203	283,420

Money market accounts	271,418	309,531
Savings accounts	224,408	247,439

Certificate accounts:
Due within one year	718,634	584,172
After one but within two years	453,386	241,059
After two but within three years	45,496	225,987
After three but within four years	66,397	30,636
After four but within five years	21,880	60,637
After five years	—	—

	1,305,793	1,142,491

	$2,086,822	$1,982,881

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more is approximately $189,106 and $155,117 at December 31, 2005 and 2004, respectively.
Interest expense on deposits was as follows:

	Year ended December 31
	2005	2004	2003

Interest-bearing checking accounts	$369	$359	$416
Money market accounts	5,548	3,301	4,353
Savings accounts	1,048	1,084	1,490
Certificate accounts	42,371	37,373	45,160

	$49,336	$42,117	$51,419

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings
Borrowings consist of the following:

	December 31
	2005		2004
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing:
2005	$—	0.0%	$168,010	2.43%
2006	607,955	3.35	407,955	2.80
2007	104,650	4.08	—	—
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
2010	—	—
Thereafter	52,166	5.18	46,935	5.22
Open-line of credit	—	—	137,600	2.47
Other borrowings	—	—	—	—

	$765,796		$761,525

Bank Mutual is required to maintain unencumbered mortgage loans in its portfolios aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. Bank Mutual’s borrowings at the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by Bank Mutual; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one- to four-family mortgage loans; and 97% of certain mortgage-related securities.
Bank Mutual has a line of credit with two financial institutions which totals $10.0 million. At December 31, 2005 and 2004, no draws were outstanding.
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
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
8. Shareholders’ Equity (continued)
Quantitative measures established by federal regulation to ensure adequacy require Bank Mutual to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2005, that Bank Mutual met all capital adequacy requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bank Mutual
As of December 31, 2005:
Total capital	$421,835	24.96%	$135,188	8.00%	$168,985	10.00%
(to risk-weighted assets)
Tier 1 capital	409,745	24.25	67,594	4.00	101,391	6.00
(to risk-weighted assets)
Tier 1 capital	409,745	12.07	135,829	4.00	169,786	5.00
(to average assets)

Bank Mutual
As of December 31, 2004:
Total capital	$479,279	28.85%	$132,895	8.00%	$166,119	10.00%
(to risk-weighted assets)
Tier 1 capital	465,356	28.01	66,447	4.00	99,671	6.00
(to risk-weighted assets)
Tier 1 capital	465,356	13.74	135,504	4.00	169,380	5.00
(to average assets)
The Company is not aware of any conditions or events, which would change Bank Mutual’s status as well capitalized. There are no conditions or events since that notification that management believes have changed Bank Mutual’s category.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
8. Shareholders’ Equity (continued)
Following are reconciliations of Bank Mutual’s (subsidiary bank) equity under generally accepted accounting principles to capital as determined by regulators:

	Bank Mutual
	Risk-	Tier I
	Based	(Core)
	Capital	Capital

As of December 31, 2005:
Equity per bank records	$451,599	$451,599
Unrealized gains on investments	16,767	16,767
Goodwill and intangibles	(54,817)	(54,817)
Investment in “nonincludable” subsidiaries	(3,518)	(3,518)
Disallowed servicing assets	(286)	(286)
Allowance for loan losses	12,090	–

Regulatory capital	$421,835	$409,745

9. Earnings Per Share
The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year ended December 31
	2005	2004	2003

Basic earnings per share
Net income	$28,026	$29,554	$22,599

Weighted average shares outstanding	62,238,425	74,672,199	75,779,184
Allocated ESOP shares during the period	327,194	327,194	327,194
Vested MRP shares during the period	428,305	328,384	223,141

	62,993,924	75,327,777	76,329,519

Basic earnings per share	$0.44	$0.39	$0.30

Diluted earnings per share
Net income	$28,026	$29,554	$22,599

Weighted average shares outstanding used in basic earnings per share	62,993,924	75,327,777	76,329,519

Net dilutive effect of:
Stock option shares	1,747,484	1,958,592	1,884,239
Unvested MRP shares	135,009	292,133	353,992

	64,876,417	77,578,502	78,567,750

Diluted earnings per share	$0.43	$0.38	$0.29

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans
Bank Mutual Corporation
Bank Mutual Corporation has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $146 in 2005, $159 in 2004, and $146 in 2003.
Bank Mutual Corporation also has a defined benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental pension plan for certain qualifying employees. The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company’s funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974. As of January 1, 2003, employees of First Northern Savings Bank meeting certain minimum age and service requirements entered the defined benefit plan; for those First Northern Savings Bank employees, only years of service after that date are counted for funding. However, for vesting purposes, First Northern Savings Bank employees received credit under the defined benefit plan for their years of service since joining First Northern Savings Bank.
The following tables set forth the defined benefit pension plan’s funded status and net periodic benefit cost:

	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of year	$27,076	$22,596
Service cost	1,937	1,659
Interest cost	1,604	1,394
Actuarial loss	394	1,845
Benefits paid	(635)	(419)

Benefit obligation at end of year	$30,376	$27,075

Change in Plan Assets
Fair value of plan assets at beginning of year	$29,131	$24,188
Actual return on plan assets	889	2,011
Employer contributions	2,590	3,351
Benefits paid	(635)	(419)

Fair value of plan assets at end of year	$31,975	$29,131

Funded Status
Funded status at end of year	$(90)	$2,056
Unrecognized net actuarial loss	2,505	1,151
Unamortized prior service cost	211	334
Contributions made after 10/31/05 but before 12/31/05	1,814	–
Unrecognized additional liability	(967)	(2,187)

Prepaid benefit cost	$3,473	$1,354

Amount Recognized in the Statement of Financial Position Consists of:
Prepaid benefit cost	$4,316	$3,347
Intangible assets	124	194
Accumulated other comprehensive income	(967)	(2,187)

Net amount recognized	$3,473	$1,354

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
Accumulated Benefit Obligations
The accumulated benefit obligations for the defined benefit pension plan was $27,169 and $22,787 at October 31, 2005 and 2004, respectively.

Weighted-average assumptions used in cost calculations:
Discount rate	5.50%	6.00%
Rate of increase in compensation levels	3.50%	4.00%
Expected long-term rate of return on plan assets	7.00%	7.00%
The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.

	2005	2004	2003

Components of Net Periodic Benefit Cost
Service cost	$1,938	$1,659	$1,419
Interest cost	1,604	1,394	1,260
Expected return on plan assets	(889)	(2,011)	(1,567)
Amortization of prior service cost	123	128	129
Recognized actuarial loss (gain)	–	–	–
Amortization of gain from prior periods	165	107	(42)
Asset gain	(1,126)	339	114

Total net periodic benefit cost	$1,815	$1,616	$1,313

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.
The Company projects the following benefit payments under the various retirement plans.

Year	Projected Benefit Payments
2006	$957
2007	1,133
2008	1,651
2009	1,791
2010	1,936
2011 – 2015	12,554

$20,022

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The Company values its pension plan annually at October 31. The pension plan weighted-average asset allocations at October 31, 2004 and 2004, by asset category are as follows:

	At October 31
	2005	2004

Asset Category
Equity securities	5.0%	4.8%
Debt securities	20.0	14.1
Immediate participation guarantee contracts	75.0	81.1

Total	100.0%	100.0%

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
First Northern Savings Bank also had supplemental retirement plans for several executives. Total expense relating to these plans for the year ended December 31, 2005 and 2004 was $161 and $140, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans
The Company established an ESOP for the employees of the Company and Bank Mutual. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. At November 1, 2000, the ESOP borrowed $609 from the Company and purchased 223,454 shares of common stock issued in the public offering. Subsequent to this initial purchase, through December 31, 2001, the ESOP borrowed an additional $8,362 and purchased an additional 3,037,600 shares. In January 2002, the ESOP bought an additional 10,892 shares. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-tenth of the shares are scheduled to be released each year, which started in 2001. Also, additional shares may be released as the ESOP Trust receives cash dividends from the unallocated shares held in the Trust. In 2003, such additional shares were released. ESOP expense for the year ended December 31, 2005 was $3,640; for the year ended December 31, 2004 was $3,695; and for the year ended December 31, 2003 was $3,950.
The following table summarizes shares of Company common stock held by the ESOP at December 31.

	2005	2004	2003

Shares allocated to participants	327,194	327,194	327,194
Unallocated and unearned shares	1,435,420	1,762,614	2,089,808
Fair value of unearned ESOP shares	$15,215	$21,451	$23,803
12. Income Taxes
The provision for income taxes consists of the following:

	Year ended December 31
	2005	2004	2003

Current:
Federal	$13,968	$14,269	$10,030
State	96	400	415

	14,064	14,669	10,445
Deferred expense (benefit):
Federal	954	976	1,520
State	(2)	(13)	(270)

	952	963	1,250

	$15,016	$15,632	$11,695

For state income tax purposes, certain subsidiaries have net operating loss carryovers of $17,034 available to offset against future income. The carryovers expire in the years 2006 through 2020 if unused.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes (continued)
The income tax provision differs from the provision computed at the federal statutory corporate rate as follows:

	Year ended December 31
	2005	2004	2003

Income before provision for income taxes	$43,042	$45,186	$34,294

Tax expense at federal statutory rate	$15,065	$15,815	$12,003
Increase (decrease) in taxes resulting from:
State income taxes – net of federal tax benefit	87	291	117
Bank Owned Life insurance	(362)	(382)	(432)
Executive compensation in excess of Section 162(m) limit	350	–	–
Other	(124)	(92)	7

Provision for income taxes	$15,016	$15,632	$11,695

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2005	2004

Deferred tax assets:
State net operating losses	$947	$863
Loan loss reserves	4,841	5,578
Pension	3,621	3,235
Deferred compensation	1,580	1,445
Unrealized gain on investment securities	9,780	2,117

Total deferred tax assets	20,769	13,238
Valuation allowance	(274)	(414)

Deferred tax assets, net of valuation allowance	20,495	12,824

Deferred tax liabilities:
Property and equipment depreciation	1,144	1,227
FHLB stock dividends	5,422	4,578
Deferred loan fees	2,146	1,675
Purchase accounting adjustments	4,998	5,358
Other	1,198	1,034

Total deferred tax liabilities	14,908	13,872

Net deferred tax asset(liability)	$5,587	$(1,048)

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
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
Financial instruments whose contract amounts represent credit risk are as follows:

	December 31
	2005	2004

Unused consumer lines of credit	$153,133	$154,213
Unused commercial lines of credit	16,523	22,261
Commitments to extend credit:
Fixed rate	18,569	16,550
Adjustable rate	49,380	57,289
Forward commitments to sell mortgage loans of $3,943 at December 31, 2005, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose Bank Mutual to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. Forward commitments at December 31, 2004 were $10,545.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
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
Deposits and Advance Payments by Borrowers for Taxes and Insurance: Fair value for demand deposits equal book value. Fair values for other deposits are estimated using a discounted cash flow calculation that applies current market borrowing interest rates to a schedule of aggregated expected monthly maturities on deposits. The advance payments by borrowers for taxes and insurance are equal to their carrying amounts at the reporting date.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
Borrowings: The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value.

	December 31		December 31
	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$41,543	$41,543	$36,868	$36,868
Investment and mortgage-related securities	1,151,177	1,151,177	1,334,977	1,334,977
Loans receivable, net	1,990,492	1,972,640	1,875,885	1,916,114
Loans held for sale	2,312	2,312	4,987	4,987
Mortgage servicing rights	4,771	7,527	4,542	5,659
Federal Home Loan Bank stock	48,537	48,537	38,186	38,186
Accrued interest receivable	11,720	11,720	11,352	11,352
Deposits and accrued interest	2,086,822	2,044,991	1,982,881	1,961,948
Advance payments by borrowers	2,529	2,529	2,796	2,796
Borrowings	765,796	758,428	761,525	754,994
The above table does not include any amount for the value of any off-balance-sheet items (see Note 12) since the fair value of these items is not significant.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
15. Condensed Parent Company Only Financial Statements
STATEMENT OF FINANCIAL CONDITION

	December 31
	2005	2004

Assets:
Cash and cash equivalents	$76,958	$140,138
Investment in subsidiaries	451,600	519,548
Due from subsidiaries	12,506	6,392
Receivable from ESOP	3,947	4,847
Other assets	6	–

	$545,017	$670,925

Liabilities and shareholders’ equity:
Liabilities:
Due to subsidiaries	$–	$–
Other liabilities	643	471

	643	471
Shareholders’ equity:
Preferred stock — $.01 par value
Authorized– 20,000,000 shares in 2005 and 2004	–	–
Issued and outstanding – none in 2005 and 2004	–	–
Common stock – $.01 par value:
Authorized – 200,000,000 shares in 2005 and 2004
Issued – 78,783,849 shares in 2005 and 2004
Outstanding – 62,325,268 in 2005 and 73,485,113 shares in 2004	788	788
Additional paid-in capital	497,589	495,858
Retained earnings	269,913	258,110
Unearned ESOP shares	(3,966)	(4,865)
Accumulated other comprehensive income	(17,346)	(4,844)
Unearned deferred compensation	(6,955)	(10,076)
Treasury stock – 16,458,581 shares in 2005 and 5,298,736 shares in 2004	(195,649)	(64,517)

Total shareholders’ equity	544,374	670,454

	$545,017	$670,925

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
(Dollars in Thousands, Except Per Share Amounts)
15. Condensed Parent Company Only Financial Statements (continued)
STATEMENT OF INCOME

	Year ended December 31
	2005	2004	2003

Interest income	$1,854	$2,735	$1,723
Equity in earnings of subsidiaries	27,754	28,394	22,129
Gain on sale of investments	–	537	–
Other	–	5	7

Total income	29,608	31,671	23,859

Total expenses	1,399	1,335	944

Income before provision for income taxes	28,209	30,336	22,915
Provision for income taxes	183	782	316

Net income	$28,026	$29,554	$22,599

STATEMENT OF CASH FLOWS

	Year ended December 31
	2005	2004	2003

Operating activities:
Net income	$28,026	$29,554	$22,599
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(27,754)	(28,394)	(22,129)
Amortization of cost of stock benefit plans	6,768	5,857	3,987
Decrease in due from subsidiaries	(6,114)	(4,397)	(5,450)
Change in other operating activities and liabilities	166	836	(1,215)

Net cash provided in operating activities	1,092	3,456	(2,208)

Investing activities:
Stock proceeds invested in subsidiary	–	–	(202,399)
Dividends from Company subsidiaries	83,200	13,600	9,600

Net cash provided by investing activities	83,200	13,600	(192,799)

Financing activities:
Sale of stock	–	–	404,753
Cash dividends	(16,223)	(13,402)	(5,925)
Purchase of treasury stock	(134,542)	(78,859)	(8,011)
Proceeds from exercise of stock options	2,393	1,217	940
Payments received on ESOP	900	900	900

Net cash used by financing activities	(147,472)	(90,144)	392,657

Decrease in cash and cash equivalents	(63,180)	(73,088)	197,650
Cash and cash equivalents at beginning of year	140,138	213,226	15,576

Cash and cash equivalents at end of year	$76,958	$140,138	$213,226

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
Management of Bank Mutual Corporation is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Bank Mutual Corporation’s management, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2005, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment and those criteria, management believes that as of December 31, 2005, Bank Mutual Corporation’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Bank Mutual Corporation’s internal control over financial reporting. That attestation report can be found below as part of this Item 9A.

Ernst & Young LLP, Report on Effectiveness of Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bank Mutual Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Bank Mutual Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank Mutual Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Bank Mutual Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bank Mutual Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bank Mutual Corporation and Subsidiaries as of December 31, 2005 and 2004 and the consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 Bank Mutual Corporation and our report dated January 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
January 27, 2006

Item 9B.      Other Information.
In late 2005, the Employment Agreements of Messrs. Anderegg, Callen, Colberg and Maurer, and Ms. Scholz, were extended for one year periods, through December 31, 2006, in accordance with the provisions of those agreements. The Employment Agreement of Mr. Crowley, Jr. was restored to its original three year term by a Board of Directors action.

Part III
Item 10.      Directors and Executive Officers of the Registrant
Information in response to this item is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Bank Mutual Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 1, 2006 (the “2006 Annual Meeting Proxy Statement”). See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.
Item 11.      Executive Compensation
Information in response to this item is incorporated by reference to “Directors’ Compensation”, “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the 2006 Annual Meeting Proxy Statement.
Item 12.      Security Ownership of Certain Beneficial Owners and Management
Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” and “Executive Compensation – Stock Options and Equity Compensation Plans – Equity Compensation Plan Information” in the 2006 Annual Meeting Proxy Statement.
Equity Compensation Plan Information
     The following chart gives aggregate information regarding grants under all equity compensation plans of Bank Mutual Corporation through December 31, 2005.

			Number of securities
			remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by security holders	4,919,321	$6.82	2,416,683

Equity compensation plans not approved by security holders	0	0	0

Total	4,919,321	$6.82	2,416,683

(1)	Represents options granted under the 2001 Plan or 2004 Stock Incentive Plan, which were approved by Company shareholders in 2001 and 2004, respectively.

(2)	Represents options or restricted stock which may be granted under the 2004 Plan. No further awards may be made under the 2001 Plan.
Item 13.      Certain Relationships and Related Transactions
Information in response to this item is incorporated by reference to “Election of Directors,” Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with the Company” in the 2006 Annual Meeting Proxy Statement.
Item 14.      Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to “Independent Auditors” in the 2006 Annual Meeting Proxy Statement.

Part IV
Item 15.     Exhibits and Financial Statement Schedules
(a)	Documents filed as part of the Report: 1. and 2. Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Bank Mutual Corporation and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
Consolidated Statements of Financial Condition — December 31, 2005 and 2004.
Consolidated Statements of Income — Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Changes In Shareholders’ Equity — Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
Report of Ernst & Young LLP, Independent Auditors, on consolidated financial statements.
The Report of Ernst & Young LLP on effectiveness of internal control over financial reporting is filed as part of this report under Item 9A, “Controls and Procedures..”
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
March 7, 2006
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
Signature and Title

/s/Michael T. Crowley, Jr.	/s/Raymond W. Dwyer, Jr.

Michael T. Crowley, Jr., Chairman, President	Raymond W. Dwyer, Jr., Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Rick B. Colberg	/s/Thomas J. Lopina, Sr.

Rick B. Colberg, Chief Financial Officer	Thomas J. Lopina, Sr., Director
(Principal Financial Officer)

/s/Marlene M. Scholz	/s/William J. Mielke

Marlene M. Scholz, Senior Vice President	William J. Mielke, Director
(Principal Accounting Officer)

/s/Thomas H. Buestrin	/s/Robert B. Olson

Thomas H. Buestrin, Director	Robert B. Olson, Director

/s/Mark C. Herr	/s/David J. Rolfs

Mark C. Herr, Director	David J. Rolfs, Director

/s/Jelmer G. Swoboda
Jelmer G. Swoboda, Director

*	Each of the above signatures is affixed as of March 7, 2006.

BANK MUTUAL CORPORATION
(“Bank Mutual Corporation” or the “Company”)**
Commission File No. 000-32107
EXHIBIT INDEX
TO
2005 REPORT ON FORM 10-K
The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2005:

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company’s Registration Statement on Form S-1, Registration No. 333-105685 (the “2003 S-1”)

3(ii)	Bylaws, as last amended May 29, 2003, of Bank Mutual Corporation	Exhibit 3(ii) to 2003 S-1

4.1	The Articles	Exhibit 3(i) above

4.2	The Plan	Exhibit 2.1 above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Mutual Savings Bank Outside Directors’ Retirement Plan	Exhibit 10.2 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (the “2000 S-1”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan	Exhibit 10.3 to 2000 S-1

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr.	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley, Sr. dated December 31, 1993	Exhibit 10.6(a) to 2000 S-1

10.6(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.6(b) to 2000 S-1

EI-1

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith

10.7*	Form of Employment Agreements of Mr. Maurer, Ms. Scholz, Mr. Anderegg and Mr. Callen with Mutual Savings Bank, each dated as of January 1, 2001 (continuing through 2006)	Exhibit 10.7 to 2000 S-1

10.8(a)*	Employment Agreement between First Northern Savings Bank and Rick B. Colberg dated as of November 1, 2000 (continuing, as amended, through 2006)	Exhibit 10.9 to Bank Mutual’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 10-K”)

10.8(b)*	Amendment thereto, dated as of August 2, 2002	Exhibit 10.9(b) to 2003 10-K

10.8(c)*	Second Amendment thereto, dated as of August 19, 2003	Exhibit 10.9(c) to 2003 10-K

10.9(a)*	Form of Supplemental Retirement Agreement dated as of January 1, 1994 between First Northern Savings Bank and Rick B. Colberg	Exhibit 10.11(a) to 2000 10-K

10.9(b)*	Form of Amendment No. 1 thereto dated as of September 20, 1995	Exhibit 10.11(b) to 2000 10-K

10.9(c)*	Form of Amendment No. 2 thereto, dated as of October 15, 1998	Exhibit 10.6.4 to FNCC 1998 10-K

10.10(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to 2000 10-K

10.10(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (“FNCC 1998 10-K”)

10.11*	Bank Mutual Corporation 2001 Stock Incentive Plan, as amended May 7, 2002 (superseded, except as to outstanding awards)	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.12(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Exhibit A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.12(b)*	Form of Option Agreement thereunder — Bank Mutual Corporation Director Stock Option Agreement	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 20, 2004 (6-30-04 10-Q”)

EI-2

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith

10.12(c)*	Form of Option Agreement thereunder — Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.1(c ) to the 6-30-04 10-Q

10.12(d)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6-30-04 10-Q

10.12(e)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6-30-04 10-Q

10.13*	Mutual Savings Bank/First Northern Savings Bank Management Incentive Compensation Plan	Exhibit 10.12(b) to Post-Effective Amendment No. 1 to S-1

21.1	List of Subsidiaries		X

23.1	Consent of Ernst & Young LLP		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K

**	As used in this Exhibit Index, references to Bank Mutual Corporation and the Company also include, where appropriate, Bank Mutual Corporation, a federally-chartered corporation and the predecessor of the current registrant.

***	Mutual Savings Bank is now known as “Bank Mutual.”

EI-3