Form 10-Q
period 2006-03-31
BANK MUTUAL CORP
filed 2006-05-05
CIK 1123270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 60,822,467 shares, at May 1, 2006.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31	December 31
	2006	2005
	(In thousands)
Assets
Cash and due from banks	$38,114	$41,543
Federal funds sold	67,500	—
Interest-earning deposits	3,613	27,872

Cash and cash equivalents	109,227	69,415
Securities available-for-sale, at fair value:
Investment securities	62,739	63,361
Mortgage-related securities	1,139,839	1,087,816
Loans held for sale	4,387	2,312
Loans receivable, net	2,008,229	1,990,492
Goodwill	52,570	52,570
Other intangible assets	3,585	3,750
Mortgage servicing rights	4,619	4,771
Other assets	160,260	156,890

	$3,545,455	$3,431,377

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,119,994	$2,086,822
Borrowings	841,825	765,796
Advance payments by borrowers for taxes and insurance	11,826	2,529
Other liabilities	28,941	29,513

	3,002,586	2,884,660

Minority interest in real estate development	2,368	2,343

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized – 20,000,000 shares in 2006 and 2005 Issued and outstanding – none in 2006 and 2005	—	—
Common stock – $.01 par value:
Authorized – 200,000,000 shares in 2006 and 2005 Issued – 78,783,849 shares in 2006 and 2005 Outstanding – 62,219,011 in 2006 and 62,325,268 in 2005	788	788
Additional paid-in capital	492,044	497,589
Retained earnings	271,716	269,913
Unearned ESOP shares	(3,741)	(3,966)
Accumulated other comprehensive losses	(23,477)	(17,346)
Unearned deferred compensation	—	(6,955)
Treasury stock – 16,564,838 shares in 2006 and 16,458,581 in 2005	(196,829)	(195,649)

Total shareholders’ equity	540,501	544,374

	$3,545,455	$3,431,377

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2006	2005
	(In thousands, except per
	share data)
Interest income:
Loans	$28,410	$25,487
Investment securities	921	980
Mortgage-related securities	11,898	13,448
Interest-earning deposits	409	43

Total interest income	41,638	39,958

Interest expense:
Deposits	15,273	10,768
Borrowings	6,955	6,036
Advance payments by borrowers for taxes and insurance	2	2

Total interest expense	22,230	16,806

Net interest income	19,408	23,152
Provision for loan losses	63	117

Net interest income after provision for loan losses	19,345	23,035

Noninterest income:
Service charges on deposits	1,160	1,025
Brokerage and insurance commissions	541	546
Loan related fees and servicing revenue	326	310
Gain on sales of investments	694	1,325
Gain on sales of loans	220	402
Other	1,435	1,313

Total noninterest income	4,376	4,921

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,573	9,995
Occupancy and equipment	2,601	2,636
Amortization of other intangible assets	165	165
Other	3,124	3,194

Total noninterest expenses	15,463	15,990

Income before income taxes	8,258	11,966
Income taxes	2,892	4,077

Net income	$5,366	$7,889

Per share data:
Earnings per share – basic	$0.09	$0.12

Earnings per share – diluted	$0.09	$0.11

Cash dividends paid	$0.07	$0.06

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Unearned
	Common	Paid-In	Retained	ESOP	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Compensation	Stock	Total
	(In thousands)
For the Three Months Ended March 31, 2006
Balance at January 1, 2006	$788	$497,589	$269,913	$(3,966)	$(17,346)	$(6,955)	$(195,649)	$544,374
Comprehensive income:
Net income	—	—	5,366	—	—	—	—	5,366
Other comprehensive income
Change in net unrealized gain on securities available- for-sale, net of deferred income tax liability of $3,570	—	—	—	—	(6,131)	—	—	(6,131)

Total comprehensive income	—	—	—	—	—	—	—	(765)
Purchase of treasury stock	—	—	—	—	—	—	(1,389)	(1,389)
Committed ESOP shares	—	701	798	225	—	—	—	1,724
Exercise of stock options	—	(246)	—	—	—	—	226	(20)
Share based payments	—	955	—	—	—	—	(17)	938
Impact of the adoption of SFAS No. 123(R)	—	(6,955)	—	—	—	6,955	—	—
Cash dividends ($0.07 per share)	—	—	(4,361)	—	—	—	—	(4,361)

Balance at March 31, 2006	$788	$492,044	$271,716	$(3,741)	$(23,477)	$—	$(196,829)	$540,501

For the Three Months Ended March 31, 2005
Balance at January 1, 2005	$788	$495,858	$258,110	$(4,865)	$(4,844)	$(10,076)	$(64,517)	$670,454
Comprehensive income:
Net income	—	—	7,889	—	—	—	—	7,889
Other comprehensive income
Change in net unrealized gain on securities available-for- sale, net of deferred income tax liability of $6,564	—	—	—	—	(11,264)	—	—	(11,264)

Total comprehensive income	—	—	—	—	—	—	—	(3,375)
Purchase of treasury stock	—	—	—	—	—	—	(91,871)	(91,871)
Committed ESOP shares	—	761	—	224	—	—	—	985
Exercise of stock options	—	(27)	—	—	—	—	38	11
Amortization of deferred compensation	—	—	—	–-	—	1,126	—	1,126
Cash dividends ($0.06 per share)	—	—	(4,213)	–-	—	—	—	(4,213)

Balance at March 31, 2005	$788	$496,592	$261,786	$(4,641)	$(16,108)	$(8,950)	$(156,350)	$573,117

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Operating activities:
Net income	$5,366	$7,889
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	63	117
Provision for depreciation	665	673
Amortization of intangibles	165	165
Net decrease (increase) in mortgage servicing rights	152	(21)
Amortization of cost of stock benefit plans	2,662	2,111
Stock dividends on Federal Home Loan Bank stock	—	(518)
Gains on sales of real estate	(220)	(402)
Net discount amortization on securities	18	(3)
Loans originated for sale	(18,984)	(32,026)
Proceeds from loan sales	17,129	30,380
Net gain on sale of available-for-sale securities	(694)	(1,325)
Increase in other liabilities	3,364	11,906
Increase in other assets	(2,624)	(7,151)
Increase in accrued interest receivable	(669)	(459)

Net cash provided by operating activities	6,393	11,336

Investing activities:
Net purchases of mutual funds	(261)	(315)
Proceeds from maturities of investment securities	—	15,630
Purchases of investment securities	—	(12,128)
Purchases of mortgage-related securities	(111,826)	(67,968)
Principal repayments on mortgage-related securities	50,959	75,576
Proceeds from sale of investments	702	1,340
Net increase in loans receivable	(17,857)	(43,496)
Proceeds from sale of foreclosed properties	53	680
Purchase of Federal Home Loan Bank stock	—	(5,603)
Net purchases of premises and equipment	(738)	(999)

Net cash used by investing activities	(78,968)	(37,283)

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Financing activities:
Net increase (decrease) in deposits	$32,694	$(15,185)
Net (decrease) increase in short-term borrowings	(200,000)	119,800
Proceeds from long-term borrowings	277,375	2,300
Repayments of long-term borrowings	(1,346)	(82)
Net increase in advance payments by borrowers for taxes and insurance	9,297	8,415
Proceeds from exercise of stock options	59	11
Excess tax benefit from exercise of stock options	58	—
Cash dividends	(4,361)	(4,213)
Purchase of treasury stock	(1,389)	(91,871)

Net cash provided by financing activities	112,387	19,175

Increase (decrease) in cash and cash equivalents	39,812	(6,772)
Cash and cash equivalents at beginning of period	69,415	37,575

Cash and cash equivalents at end of period	$109,227	$30,803

Supplemental information:
Interest paid or credited on deposits and borrowings	$21,600	$16,088
Income taxes paid	712	535
Loans transferred to foreclosed properties and repossessed assets	57	131
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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at March 31, 2006 and December 31, 2005, the results of their income for the three months ended March 31, 2006 and 2005, and their cash flows for the three months ended March 31, 2006 and 2005. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The Company adopted Statement of Financial Accounting Standards No. 123(revised 2004) (“SFAS No. 123(R)”) as of January 1, 2006. See Note 10 — Employee Benefit Plans.

Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2006:
Investment securities:
U.S. government and federal agency obligations	$14,720	$—	$(56)	$14,664
Mutual funds	47,773	—	(1,221)	46,552
Stock in federal agencies	1,442	81	—	1,523

Total investment securities	63,935	81	(1,277)	62,739
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	485,995	70	(16,671)	469,394
Federal National Mortgage Association	402,959	606	(13,981)	389,584
Private Placement CMOs	226,439	—	(3,156)	223,283
Government National Mortgage Association	59,496	6	(1,924)	57,578

Total mortgage-related securities	1,174,889	682	(35,732)	1,139,839

Total	$1,238,824	$763	$(37,009)	$1,202,578

The Company does not believe any individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2005:
Investment securities:
U.S. government and federal agency obligations	$14,720	$—	$(135)	$14,585
Mutual funds	47,512	—	(1,104)	46,408
Stock in federal agencies	1,450	918	—	2,368

Total investment securities	63,682	918	(1,239)	63,361
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	506,116	155	(12,966)	493,305
Federal National Mortgage Association	419,552	915	(10,831)	409,636
Private Placement CMOs	124,335	—	(2,033)	122,302
Government National Mortgage Association	64,037	8	(1,472)	62,573

Total mortgage-related securities	1,114,040	1,078	(27,302)	1,087,816

Total	$1,177,722	$1,996	$(28,541)	$1,151,177

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2006, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$14,720	$14,664
Due after one year through five years	—	—
Due after five years through ten years	—	—
Mutual funds	47,773	46,552
Federal Home Loan Mortgage Corporation stock	1,442	1,523
Mortgage-related securities	1,174,889	1,139,839

	$1,238,824	$1,202,578

Note 3 — Loans Receivable
Loans receivable consist of the following:

	March 31	December 31
	2006	2005

Mortgage loans:
One-to-four family	$1,074,875	$1,048,881
Multifamily	141,858	155,908
Commercial real estate	172,501	175,090
Construction and development	184,971	155,205

Total mortgage loans	1,574,205	1,535,084
Consumer loans and other loans:
Fixed home equity	239,572	246,460
Home equity lines of credit	85,407	88,266
Student	20,779	19,821
Home improvement	30,797	30,067
Automobile	67,065	69,237
Other	12,413	12,944

Total consumer loans	456,033	466,795
Total commercial business loans	52,807	57,247

Total loans receivable	2,083,045	2,059,126
Less:
Undisbursed loan proceeds	66,335	60,014
Allowance for loan losses	12,103	12,090
Unearned loan fees and discounts	(3,622)	(3,470)

	74,816	68,634

Total loans receivable, net	$2,008,229	$1,990,492

The Company’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in the Bank’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois. In addition, the Bank has purchased some mortgage loans in other Midwest states.

Note 4 — Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at March 31, 2006 and December 31, 2005 are presented in the following table.

	March 31	December 31
	2006	2005
Mortgage servicing rights at beginning of year	$4,771	$4,542
Capitalized servicing rights	205	1,777
Amortization of servicing rights	(357)	(1,548)

Mortgage servicing rights at end of period	4,619	4,771
Valuation allowance	—	—

Balance	$4,619	$4,771

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at March 31, 2006 are presented in the following table.

	Intangible Asset Amount
	Net of Accumulated	Valuation	Carrying
Intangible Assets	Amortization	Allowance	Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,619	—	4,619
Deposit base intangibles	3,585	—	3,585

Total	$60,774	$—	$60,774

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
Three months ended March 31, 2006 (actual)	$357	$165	$522

Nine months ending December 31, 2006 (estimate)	$575	$496	$1,071

Estimate for year ending December 31, 2007	767	661	1,428
2008	767	618	1,385
2009	766	405	1,171
2010	756	405	1,161
2011	554	405	959
Thereafter	434	595	1,029

	$4,619	$3,585	$8,204

Note 5 — Other Assets
Other Assets are summarized as follows:

	March 31	December 31
	2006	2005

Accrued interest:
Mortgage-related securities	$4,283	$4,014
Investment securities	200	117
Loans receivable	7,906	7,589

Total accrued interest	12,389	11,720
Foreclosed properties and repossessed assets	654	708
Premises and equipment	47,661	47,588
Federal Home Loan Bank stock, at cost	48,537	48,537
Bank owned life insurance	20,661	20,359
Other	30,385	27,978

	$160,260	$156,890

Note 6 — Deposits
Deposits are summarized as follows:

	March 31	December 31
	2006	2005

Checking accounts:
Noninterest-bearing	$106,297	$110,583
Interest-bearing	173,415	174,620

	279,712	285,203

Money market accounts	264,167	271,418
Savings accounts	222,991	224,408
Certificate accounts:
Due within one year	824,545	718,634
After one but within two years	402,353	453,386
After two but within three years	38,636	45,496
After three but within four years	74,145	66,397
After four but within five years	13,445	21,880
After five years	—	—

	1,353,124	1,305,793

	$2,119,994	$2,086,822

Note 7 — Borrowings
Borrowings consist of the following:

	March 31		December 31
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing:
2006	$406,955	2.79%	$607,955	3.35%
2007	104,650	4.08	104,650	4.08
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
2010	—	—	—	—
Thereafter	329,195	4.36	52,166	5.18
Open-line of credit	—	—	—	—
Other borrowings	—	—	—	—

	$841,825		$765,796

Of the $329,195 borrowings due after 2010, $25,000 has a quarterly call provision beginning June 2006, $50,000 has a quarterly call provision beginning March 2007 and $200,000 has a quarterly call provision beginning March 2008.
The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by the Company; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one- to -four family mortgage loans; and 97% of certain mortgage-related securities. In addition, these advances are collateralized by FHLB stock of $48,537 at March 31, 2006 and December 31, 2005, respectively.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of March 31, 2006, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of March 31, 2006:
Total risk-based capital	$422,174	24.41%	$138,338	8.00%	$172,922	10.00%
(to risk-weighted assets)
Tier I capital	410,071	23.71	69,169	4.00	103,753	6.00
(to risk-weighted assets)
Tier I capital	410,071	11.65	140,782	4.00	175,978	5.00
(to average assets)
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
As of March 31, 2006:
Equity per Bank records	$445,678	$445,678
Unrealized losses on investments	22,898	22,898
Goodwill and deposit base intangibles, net of deferred taxes	(54,718)	(54,718)
Investment in “nonincludable” subsidiaries	(3,510)	(3,510)
Disallowed servicing assets	(277)	(277)
Allowance for loan losses	12,103	—

Regulatory capital	$422,174	$410,071

Note 9 — Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended
	March 31
	2006	2005
Basic Earnings Per Share

Net Income	$5,366	$7,889

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	60,139,840	67,238,655
Allocated ESOP shares for period	81,799	81,799
Vested MRP shares for period	88,959	161,068

	60,310,598	67,481,522

Basic earnings per share	$0.09	$0.12

Diluted Earnings Per Share
Net Income	$5,366	$7,889

Weighted average shares outstanding used in basic earnings per share	60,310,598	67,481,522
Net dilutive effect of:
Stock option shares	1,592,316	1,992,988
Unvested MRP shares	61,979	235,458

	61,964,893	69,709,968

Diluted earnings per share	$0.09	$0.11

Note 10 — Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $40 in the first quarter of 2006 and $42 in the first quarter of 2005.
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
The following table sets forth the net periodic benefit cost:

	For the Three Months
	Ended March 31
	2006	2005
Service cost	$514	$484
Interest cost	412	401
Expected return on plan assets	(553)	(504)
Amortization of prior service cost	25	31
Amortization of net loss	60	119

Net periodic benefit cost	$458	$531

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.
The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company.
The amount of the 2006 contribution will be determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2006. At this time, the amount of the 2006 contribution is not known.
The Bank has a deferred retirement plan, for non-officer directors who have provided at least five years of service. Six existing eligible directors’ benefits are vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. The Bank has funded these arrangements through “rabbi trust” arrangements, and based on actuarial analyses believes these obligations are adequately funded.

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
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan, provides for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001 of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of $3.2056 and 236,257 shares were subsequently forfeited. The 2004 Stock Incentive Plan provides for the grant of stock options to 4,106,362 shares and MRP awards up to 1,642,521 shares. In May 2004, options for 2,382,000 shares and 955,000 MRP shares were granted of which 1,600 shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. Total unvested outstanding MRP grants had a fair value of $10.80 million at March 31, 2006. The MRP grants are being amortized to compensation expense as employees become vested in the awarded shares.
The amount of MRP awards amortized to expense was $495 for the first quarter of 2006 and $1.1 million for the same period in 2005.
In total, options for 4,899,108 shares remain outstanding at March 31, 2006, of which options for 2,425,416 shares were vested. In addition, since inception of the plans, options for 1,291,957 shares were exercised and options for 241,057 shares have been forfeited.
On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004)(“SFAS No. 123 (R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement beginning January 1, 2006 based on their fair values. Pro forma disclosure is no longer an alternative.
Historically, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method reduced Bank Mutual’s first quarter of 2006 net income by $231 and, assuming no additional option grants, will impact second quarter’s net income by $125 and third and fourth quarter of 2006 net income by $51.

The estimated fair value of each option granted prior to January 1, 2006 is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months
	Ended March 31,
	2006	2005
Risk-free interest rate	4.81 – 5.30%	4.81 – 5.30%
Dividend yield	2.00%	2.00%
Expected stock volatility	11.76 – 26.30%	11.76 – 26.30%
Expected years until exercise	3.75 – 8.00	4.75 – 9.00
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
The Company accounted for the stock options in accordance with APB Opinion 25 prior to January 1, 2006, as allowed under FAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in the three months ended March 31, 2005. See Note 12 regarding accounting changes which will be effective in 2006. Pursuant to FAS No. 123 disclosure requirements as amended by FAS No. 148, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

For the Three Months
March 31, 2005
Net income:
As reported	$7,889
Pro forma	$7,653
Basic earnings per share:
As reported	$0.12
Pro forma	$0.11
Diluted earnings per share:
As reported	$0.11
Pro forma	$0.11

Note 11 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at March 31, 2006 and December 31, 2005 are as follows:

	March 31	December 31
	2006	2005
Unused consumer lines of credit	$151,488	$153,133
Unused commercial lines of credit	38,314	16,523
Commitments to extend credit:
Fixed rate	15,194	18,569
Adjustable rate	34,371	49,380
Forward commitments to sell mortgage loans of $8,650 at March 31, 2006 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $3,943 of forward commitments at December 31, 2005.
Note 12 — Recent Accounting Developments
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
In November 2005, the FASB issued Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 was issued to address the steps in determining when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”) and amends existing other-than-temporary impairment guidance, including that provided in FASB Statement No. 115, “Accounting for Debt and Equity Securities,” and APB 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. In addition to the guidance under FSP FAS 115-1, the disclosure requirements under EITF

01-1 remain in effect. The adoption of FSP FAS 115-1 did not have a material impact on the Company’s financial position, results of operations, or liquidity.
In March 2006, the FASB issued FASB No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” FASB No. 156 permits Bank Mutual to choose either the amortization method or fair value measurement method to measure servicing assets or liabilities. Bank Mutual will continue its current policy to amortize its servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligations based on fair value at each reporting date. Bank Mutual will adopt FASB No. 156 effective January 1, 2007.
Note 13 — Reclassifications
Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This document contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements, and any discussions of periods after the quarter for which this report is filed, are also forward looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of Bank Mutual’s loan and investment portfolios; general economic and political developments; and other factors referred to in the reports filed by the Company with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 1A of the Company’s 2005 Annual Report on Form 10-K).
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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005
Total Assets. The Company’s total assets increased $114.1 million in the first quarter of 2006. Total assets at March 31, 2006 were $3.5 billion as compared to $3.4 billion at December 31, 2005. The increase was largely attributed to the growth in the loan and securities portfolios.
Cash and Cash Equivalents. Cash and cash equivalents increased $39.8 million in the first three months of 2006 primarily as a result of investing $67.5 million in short-term interest earning deposits. The decision to invest in these short-term interest earning deposits resulted primarily in anticipation of funding needs for loans and investments.
Securities Available-for-Sale. Investment securities decreased $622,000 in the first quarter of 2006 primarily as a result of a reduction in market value.
Mortgage-related securities increased $52.0 million primarily as a result of borrowing $100.0 million and investing those proceeds into mortgage-related securities. This increase was partially offset by principal repayments and a decrease in market value.
Loans Held for Sale. Loans held for sale increased $2.1 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell most of our 30 and 20 year fixed rate mortgage loan originations and some of our 15 year fixed rate mortgage loan originations.
Loans Receivable. Loans receivable increased $17.7 million in the first three months of 2006, primarily as a result of an increase in the mortgage loan portfolio partially offset by a reduction in the consumer and commercial business loan portfolio.
The mortgage loan portfolio increased $39.1 million in the first three months of 2006 primarily as a result of an increase in the one-to-four family and construction and development loan portfolios. The one-to-four family mortgage loans increased $26.0 million in the first three months of 2006 primarily as a result of an increase in adjustable rate mortgage loan originations, correspondent mortgage loan purchases, and decreased prepayments. We have supplemented our mortgage loan originations by purchasing mortgage loans (almost all are adjustable rate mortgage loans) from various Wisconsin sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desktop underwriting standards and conform to our underwriting standards.

We also have $144.8 million of adjustable interest only mortgage loans in our one- to -four family mortgage loan portfolio at March 31, 2006. These mortgage loans were either originated by our bank office network or purchased from our correspondents. The interest only provision is only for the initial fixed rate period (normally three or five years) and after this initial period, principal payments begin. Underwriting standards for this type of loan are higher than for regular amortizing mortgage loans.
Multi-family mortgage loans decreased $14.1 million in the first three months of 2006 primarily as a result of prepayments and lower originations. The construction and development mortgage loan portfolio increased $29.8 million in the three months ended March 31, 2006 primarily as the result of increased single-family, commercial real estate, and multi-family construction mortgage loan originations.
The commercial business real estate portfolio decreased $2.6 million in the first three months of 2006 primarily as a result of prepayments of commercial real estate loans. The increased prepayments are a result of sales of properties and some competition pricing and/or offering terms that we chose not to match.
The consumer loan portfolio decreased $10.8 million in the first three months of 2006, primarily as a result of decreases in the fixed home equity lines of credit and automobile portfolios, partially offset by an increase in the student loan portfolio. The home equity decreases were primarily the result of lower home equity originations. These originations were lower primarily as a result of from increased interest rates offered on these products, consumer concerns about higher energy cost and the first quarter being a historically slower quarter for consumer loan originations. In addition, we will be discontinuing indirect loan originations through Savings Financial Corporation, our 50% owned subsidiary, in the second quarter of 2006 as a result of reduced profitability of these products.
The commercial business loan portfolio decreased $4.4 million primarily as a result of decreased commercial business loan originations. Originations decreased as a result of increased competition for commercial business loans.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended
	March 31
	2006	2005

Originations:
Mortgage loans	$79,201	$78,688
Consumer loans	37,490	45,792
Commercial business loans	8,428	12,983

Total loan originations	125,119	137,463

Purchases:
Mortgage loans	47,773	60,809

Total loans purchased	47,773	60,809

Total loans originated and purchased	$172,892	$198,272

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans, and we cannot assure that we will be able to increase this portfolio.
Other Assets. Other assets increased $3.4 million, during the first three months of 2006. This increase is primarily the result of an increase in deferred taxes and a number of other assets.
Deposits. Deposits increased $33.2 million in the first three months of 2006 primarily as a result of growth in retail certificates of deposits and large jumbo deposits. Jumbo deposits increased $23.1 million in the first quarter of 2006 primarily as a result of our emphasis on these deposits since they were less expensive than retail deposits. We believe competition for retail deposits has been strong which has increased the cost of those deposits more than what deposits costs would have otherwise increased in the current rising interest rate environment. We also believe that deposit growth (or shrinkage) for the balance of 2006 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.
Borrowings. Borrowings increased $76.0 million in the first three months of 2006 as a result of borrowing to fund stock repurchases, the increase in the loan receivable portfolio and borrowing $100.0 million to invest in mortgage-related securities. Management determined to use additional borrowing, rather than liquidating existing investments or other sources of liquidity, for these purposes as a result of prevailing market interest rates and trends.
Of our borrowings, approximately $400 million will mature in the fourth quarter of 2006. We anticipate paying off some of these borrowings with funds held in short term investments or deposit growth. To the extent that the cash flows are not adequate to pay off these borrowings, we expect to replace these borrowings with new borrowings at the Federal Home Loan Bank of Chicago (“FHLB”). However, we cannot assure that FHLB borrowings or other sources of financing will be available or that the terms of any financing will be attractive or acceptable to us.
In addition, we refinanced $150.0 million of fixed term borrowings on March 9, 2006 and replaced those borrowings with a $150.0 million, 10 year, non-callable 2 year FHLB borrowing. This refinance was done to reduce our cost of borrowings.
Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $9.3 million in the first three months of 2006. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. These payments increase during the course of the calendar year until real estate tax obligations are primarily paid out in December or January of the next year.
Other liabilities decreased $572,000 primarily as a result of decreases to a number of other liability accounts.
Shareholders’ Equity. Shareholders’ equity decreased $3.9 million in the first three months of 2006, primarily as a result of stock repurchases, cash dividends paid, and an increase in other comprehensive losses partially offset by our net income and amortization of unearned deferred compensation and the accrual for vesting of ESOP shares.
During the three months ended March 31, 2006, the Company repurchased 123,000 shares at an average price of $11.29 per share. The Board of Directors of the Company authorized a third stock repurchase program on August 1, 2005 for 3,000,000 shares. This stock repurchase program represented approximately 4.7% of outstanding shares at that date and all of these shares have now been purchased under that plan at an average price of $10.97 per share. In addition, on May 1, 2006, the Company’s Board authorized a fourth stock repurchase program for an additional 3,000,000 shares, representing approximately 4.9% of the outstanding shares at that date.
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
In addition, a cash dividend of $0.07 per share was paid March 1, 2006 to shareholders of record on February 16, 2006. The dividend payout ratio was 81.3% in the first three months of 2006.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At March 31	At December 31
	2006	2005
	(Dollars in thousands)
Non-accrual mortgage loans	$2,097	$2,214
Non-accrual consumer loans	692	616
Non-accrual commercial business loans	2,816	2,517
Accruing loans delinquent 90 days or more	409	487

Total non-performing loans	6,014	5,834

Foreclosed properties and repossessed assets, net	654	708

Total non-performing assets	$6,668	$6,542

Non-performing loans to total loans	0.30%	0.29%

Non-performing assets to total assets	0.19%	0.19%

Additional interest income that would have been recognized if non-accrual loans had been current	$1,045	$1,159

Allowance for loan losses as a percent of non-performing assets	181.51%	184.81%

Total non-performing loans increased slightly as of March 31, 2006, as compared to December 31, 2005, primarily as a result of increased non-performing commercial business loans partially offset by decreased non-performing mortgage loans. At December 31, 2005 our non-accrual mortgage loans were at a very low dollar amount. Commercial business loan delinquencies increased in the first quarter of 2006 primarily as a result of one commercial borrower going into receivership. Currently, we believe that we have an adequate reserve established for this borrower.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Balance at the beginning of the period	$12,090	$13,923
Provisions for the period	63	541
Charge-offs:
Mortgage loans	—	—
Consumer loans	(63)	(327)
Commercial business loans	—	(2,104)

Total charge-offs	(63)	(2,431)
Recoveries:
Mortgage loans	—	—
Consumer loans	13	49
Commercial business loans	—	8

Total recoveries	13	57

Net recoveries (charge-offs)	(50)	(2,374)

Balance at the end of the period	$12,103	$12,090

Net charge-offs to average loans	(0.01%)	(0.12%)

Allowance as a percent of total loans	0.60%	0.61%

Allowance as a percent of non-performing loans	201.25%	207.23%

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
The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multifamily and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical commercial real estate, development and commercial loan tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single family loans. Depending on the type of commercial loan, the collateral may appeal only to a specialized group of people or businesses and, therefore, limit the number of potential buyers of the collateral, or in the case of collateral that is comprised of inventory, the liquidation of the collateral may be more uncertain. As a result of applying the methodologies described above in accordance with GAAP, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans may decrease even though non-performing loans may increase; however, the Bank carefully monitors these factors and applies them consistently from period to period, which may lead to such results. To the extent required in the future, the Bank will make appropriate increases. See “Non-performing Loans” for factors affecting some particular loans which affected the loan loss provisions for the periods discussed. Also, see “Significant Accounting Policies” for a discussion on the use of judgment in determining the amount of the allowance for loan losses.
Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding the Company’s financial condition and net interest income at and for the three months ended March 31, 2006 and 2005. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended March 31
	2006				2005
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,010,333		$28,410	5.65%	$1,911,122		$25,487	5.33%
Mortgage-related securities	1,114,891		11,898	4.27	1,259,733		13,448	4.27
Investment securities (2)	112,340		921	3.28	107,570		980	3.64
Interest-earning deposits	9,911		86	3.47	8,458		43	2.03
Federal funds	28,703		323	4.50	—		—	—

Total interest earning assets	3,276,178		41,638	5.08	3,286,883		39,958	4.86
Noninterest-earning assets	163,914				168,770		—	—

Total average assets	$3,440,092				$3,455,653

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$221,030		232	0.42%	$246,387		260	0.42%
Money market accounts	264,458		1,884	2.85	294,824		915	1.24
Interest-bearing demand accounts	162,412		84	0.21	165,602		92	0.22
Time deposits	1,321,915		13,073	3.96	1,139,823		9,501	3.33

Total deposits	1,969,815		15,273	3.11	1,846,636		10,768	2.33
Advance payments by borrowers for taxes and insurance	7,440		2	0.11	6,913		2	0.12
Borrowings	780,305		6,955	3.57	823,882		6,036	2.93

Total Interest-bearing liabilities	2,757,560		22,230	3.23	2,677,431		16,806	2.51

Noninterest-bearing liabilities:
Noninterest-bearing deposits	98,996				103,010
Other noninterest-bearing liabilities	40,069				43,260

Total noninterest-bearing liabilities	139,065				146,270

Total liabilities	2,896,625				2,823,701
Shareholders’ equity	543,467				631,952

Total average liabilities and equity	$3,440,092				$3,455,653

Net interest income and net interest rate spread (3)			$19,408	1.85%			$23,152	2.35%

Net interest margin (4)				2.37%				2.82%

Average interest-earning assets to average interest-bearing liabilities	1.19	x			1.23	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

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

	Three Months Ended
	March 31, 2006 Compared to March 31, 2005
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$1,352	$1,571	$2,923
Mortgage-related securities	(1,550)	—	(1,550)
Investment securities	42	(101)	(59)
Interest-earning deposits	8	35	43
Federal funds	323	—	323

Total	175	1,505	1,680

Interest-bearing liabilities:
Savings deposits	(28)	—	(28)
Money market deposits	(103)	1,072	969
Interest-bearing demand deposits	(2)	(6)	(8)
Time deposits	1,647	1,925	3,572

Total deposits	1,514	2,991	4,505
Advance payments by borrowers for taxes and insurance	—	—	—
Borrowings	(333)	1,252	919

Total	1,181	4,243	5,424

Net change in net interest income	$(1,006)	$(2,738)	$(3,744)

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005
General. Net income was $5.4 million for the first quarter of 2006 as compared to $7.9 million for the first quarter of 2005. The decrease for the first quarter of 2006 was primarily the result of the net interest margin compression and a reduction in the gains on the sales of investments. The earnings decrease was partially offset by an increase in interest income resulting from a larger loan portfolio and a decrease in noninterest expenses.
The narrowing of the difference between short and long term interest rates, the increased competition for deposits and the increased costs of borrowings put pressure on our net interest margin and, looking forward, are likely to negatively affect our operating results in coming periods.
Total Interest Income. Total interest income increased $1.7 million, or 4.2%, to $41.6 million in the first quarter of 2006 as compared to $40.0 million for the same period in 2005. This increase was primarily the result of the increased dollar amount outstanding in the loan portfolio and the increased yield on the loan portfolio.
Interest income on loans increased $2.9 million, or 11.5% to $28.4 million for the three months ended March 31, 2006 as compared to the same period in 2005. This increase was the result of increased average dollars outstanding in the portfolio and an increase in the yield on the loan portfolio.
Total loan originations and purchases in the first quarter of 2006 were $172.9 million as compared to $198.3 million in the first quarter of 2005. This decrease was primarily the result of reduced correspondent mortgage loan purchases and reduced consumer and commercial business loan originations. Correspondent mortgage loan purchases were reduced as a result of alternative investments that could yield equal to or greater than the yield on these loans. Consumer and commercial business loan originations decreased as a result of reduced demand by consumers and businesses.
Interest income on investments decreased in the first quarter of 2006 as compared to the same period in 2005. The decreased interest income from investments was the result of a reduced yield on this portfolio which was the result of maturing investments being reinvested at interest rates that were less than the yield on the maturing investments.
Interest income on mortgage-related securities decreased $1.6 million, or 11.5% to $11.9 million in the first quarter of 2006. This decrease was the result of decreased average dollars outstanding. We used the cash from payments of the mortgage-related securities to pay-off borrowings and to fund loan originations until mid-March 2006 at which time we borrowed $100.0 million from the FHLB (see discussion in the Comparison of Financial Condition) and invested these dollars into mortgage-related securities. Also, for the near term, we will use the cash repayments from the mortgage-related securities to purchase additional mortgage-related securities or fund loan demand.
Interest income on deposits (which includes federal funds) increased $366,000 for the three months ended March 31, 2006 primarily as a result of investing excess cash in short-term deposits in anticipation of paying off borrowings or funding loan originations.

Total Interest Expense. Total interest expense increased $5.4 million, or 32.2%, to $22.2 million in the first quarter of 2006 as compared to the same period in 2005. This increase was the result of an increase in the interest rates paid on deposits and an increase in the average deposits outstanding.
Interest expense on deposits increased $4.5 million, or 41.8%, in the first quarter of 2006 as a result of the increased cost of deposits and an increase in the average deposits outstanding. As market interest rates increased and deposit interest rates offered by competitors increased, it was necessary to increase the interest rates we offered to retain existing deposits and attract new deposits.
Interest expense on borrowings increased $919,000, or 15.2%, to $7.0 million in the first quarter of 2006 as compared to the same period in 2005 as a result of increased cost of borrowings partially offset by decreased average borrowings outstanding.
Net Interest Income. Net interest income decreased $3.7 million, or 16.2%, in the first quarter of 2006 primarily as a result of increased cost of deposits and borrowings and increased average deposits outstanding, partially offset by an increase in the yield and dollar amount outstanding in the loan portfolio.
The net interest margin for the first quarter of 2006 was 2.37% as compared to 2.82% for the first quarter of 2005 and 2.45% for the fourth quarter of 2005. The decrease in the net interest margin was primarily the result of the increasing deposit interest rate environment (in which deposits repriced more quickly than loans) and the effects of our stock repurchase program. The dollars used to repurchase stock resulted in a change from zero cost capital to interest-bearing borrowings or a reduction in interest-earning assets.
The current phenomenon of the narrowing of the difference between short and long term interest rates places ongoing pressure on our net interest rate margin. Specifically, the flattening yield curve reduces our ability to price our loan offerings at interest rates that would allow us to increase the yield on our loan portfolio faster than the increase in our cost of funds. In addition, increased competition for deposits and the increased cost of borrowings to fund our stock repurchases have also put pressure on our net interest margin. Going forward, we expect the interest rate yield curve to continue to be flat in the near term and thus negatively affect our operating results in coming periods.
Provision for Loan Losses. Provision for loan losses was $63,000 for the first quarter of 2006 compared to $117,000 for the first quarter of 2005. The decrease was primarily the result of growth in our one- to -four family mortgage loan portfolio which has a relatively smaller risk for loss, and a decrease in the commercial business loan portfolio, which has a higher risk for loss. The total allowances for loan losses at March 31, 2006 was $12.1 million, or 201.3% of non-performing loans as compared to $12.1 million, or 207.2%, of non-performing loans at December 31, 2005. The loan loss allowance was 0.60% of total loans at March 31, 2006 as compared to 0.61% of total loans at December 31, 2005.
Noninterest Income. Total noninterest income decreased $545,000 in the first quarter of 2006 primarily as a result of reduced gains on the sale of investments.

Service charges on deposits increased $135,000 in the three months ended March 31, 2006 as a result of an increased number of overdrafts and an increase in our overdraft fees. Offsetting some of this increase is the increase in customer utilization of on-line banking and check cards. On-line banking and real time check card purchase authorizations have allowed customers to manage their accounts better and reduce their service charge fees.
Brokerage and insurance commissions decreased slightly for the first quarter of 2006 primarily as a result of level annuity and securities sales. As market interest rates on alternative investments increased (which includes our retail certificates of deposits), annuities become less attractive to consumers and, therefore, sales of annuities become more difficult. We continue to look for additional opportunities to expand this segment of our business.
Loan related fees and servicing income increased $16,000 in the first quarter of 2006 primarily as a result of the collection of prepayment loan fees.
Gains on the sales of investments decreased $631,000 in the first three months ended March 31, 2006 as compared to the same period in 2005 primarily as a result of the sale, in the first quarter of 2005, of a regional ATM network from which we recorded an $813,000 gain. We also, had recorded a gain of $512,000 on the sale of an equity investment in the first quarter of 2005. In the first quarter of 2006, we recorded a gain of $694,000 on the sale of an equity investment.
Gains on the sales of loans in the first quarter of 2006 decreased $182,000 primarily as a result of decreased fixed rate mortgage loan originations. We sell most of our 20 and 30 year fixed rate mortgage loans and some of our 15 year fixed rate mortgage loans to the secondary market. In addition, beginning in the second quarter of 2006, we will begin to retain certain 20 and 30 year fixed rate mortgage loans as those certain loans have characteristics which historically have indicated that these loans will be outstanding for a relatively short period.
Other noninterest income increased $122,000 in the first quarter of 2006 primarily from fees on debit card usage, fees from our internal cash management and other noninterest income items.
Noninterest Expense. Total noninterest expense decreased $527,000 or 3.3% in the first quarter of 2006 primarily as a result of decreased compensation expense.
Compensation, payroll taxes, and other employee benefits decreased $422,000 or 4.2%, in the first quarter of 2006 primarily as a result of an accelerated vesting, in the first quarter of 2005, of restricted stock and compensation related to a bank officer’s disability and subsequent retirement. Partially offsetting this decrease was stock option expense, in accordance with FASB No. 123(R), of $280,000, an increase in health care expense and a decreased deferral of loan origination costs. The accelerated vesting of restricted stock and compensation expense in the first quarter of 2005 was $417,000.
Occupancy and equipment expense decreased $35,000 in the first quarter of 2006 primarily as a result of decreased data processing costs and office building maintenance expenses. This decrease was partially offset by increased utilities costs and other office building costs.

Other expenses decreased $70,000 in the first quarter of 2006 primarily as a result of reduced costs associated with the debit card, checking account check fees and marketing costs. These decreases were partially offset by increased consulting fees and increases in other expenses.
Income Taxes. The effective tax rate for the first quarter of 2006 was 35.0% as compared to 34.1% for the first quarter of 2005.
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
Net Income. As a result of the foregoing factors, net income for the three months ended March 31, 2006 was $5.4 million, a 32.0% decrease from the comparable period in 2005. Diluted earnings per share decreased 18.2% in the first quarter of 2006 as compared to 2005. Earnings per share decreased at a slower rate than net income due to the effects of the Company’s stock repurchases which substantially reduced the average number of shares outstanding for the first quarter of 2006 as compared to the same period in 2005.
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
Outlook
(The following are forward looking statements; see “Cautionary Statement Regarding Forward Looking Information” above) and “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Bank Mutual Corporation’s management has identified a number of factors which may affect the Company’s operations and near term results in 2006. They are as follows:
•	The second quarter of 2006 may provide a continued environment of increasing short term interest rates and a flat interest rate yield curve. If that is the case, there are a number of effects that Bank Mutual, like other financial institutions, would likely experience.
•	Loan originations could decrease, along with related fee income.

•	An increased interest rate environment and a slow down in the appreciation in the value of real estate could negatively affect the volume of home sales, which in turn could affect mortgage loan originations and prepayments.

•	If the interest rate environment or other factors begin to affect the economy as a whole, the effects could be magnified.
•	A rising interest rate environment and flat yield curve are also likely to continue to affect our net interest margin. The net interest margin would continue to be compressed as a result of the cost of deposits and borrowings rising faster than the yield on loans. Such a compression could negatively affect our net income compared to prior periods.

•	Bank Mutual will continue to further emphasize consumer loans, and commercial real estate and business loans, all of which can present a higher risk than residential mortgages.

•	Like many Wisconsin financial institutions, Bank Mutual has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state investment subsidiaries. The Department may take the position that all or some of the income of the out of state subsidiaries is taxable in Wisconsin, which may be challenged by financial institutions in the state. The Department has informed banks generally of potential settlement parameters relating to these issues, even where the Department has not asserted a claim. We have received certain information from the Department and are continuing to evaluate its position and our potential alternatives under our particular circumstances. However, a determination on how to proceed will depend in part on further communication from and actions by the Department. Depending upon the circumstances, an adverse resolution of this matter could result in tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of Bank Mutual Corporation.
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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first three months of 2006, mortgage-related securities prepayments were reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Cash and cash equivalents increased $39.8 million during the first three months of 2006. Investing activities utilized $79.0 million of cash, primarily as a result of purchasing mortgage-related securities, and an increase in loans receivable. These uses were partially offset by principal repayments on mortgage-related securities. Cash provided by financing activities of $112.4 million resulted primarily from an increase in long term borrowings, deposits and advance payments by borrowers for taxes and insurance partially offset by the purchase of treasury stock, repayment of short-term borrowings and payment of cash dividends on the Company’s stock. See above under “Comparison of Financial Condition at March 31, 2006 and December 31, 2005—Borrowings” for a discussion of the Company’s plans relating to the refinancing of its borrowings which come due in 2006. Net cash provided by operating activities of $6.4 million consisted primarily of proceeds from loan sales, net income, amortization of cost of stock benefit plans and an increase in other liabilities partially offset by the loans originated for sale, and an increase in other assets.
At March 31, 2006, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At March 31, 2006, the Bank had a total risk-based capital ratio of 24.41% and a leverage ratio of 11.65%. See Notes to Unaudited Consolidated Financial Statements – “Note 8 - Shareholders’ Equity.”
The Corporation continues to repurchase a number of shares of common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effects. Management believes that the repurchases of shares were appropriate in view of the Corporation’s very strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. In the first quarter of 2006, the Company had repurchased 123,000 shares. The Board of Directors of the Company authorized a third stock repurchase program on August 1, 2005 for 3,000,000 shares. This stock repurchase program is approximately 4.7% of outstanding shares at that date. At March 31, 2006, 1,596,119 of these shares had been repurchased at an average price of $10.72 per share. Subsequent to March 31, 2006, 1,403,881 shares have been repurchased at an average price of $11.26 per share and on May 1, 2006, a fourth repurchase program was established for 3,000,000 shares.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents, as of March 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$766,870	$—	$—	$—	$766,870
Certificates of deposits	824,545	440,989	87,590	—	1,353,124
Borrowed funds (a)	506,955	5,675	25,000	304,195	841,825
Operating leases	1,037	1,630	741	95	3,503
Purchase obligations	2,160	4,320	2,340	—	8,820
Non-qualified retirement plans and deferred compensation plans	326	572	1,132	6,901	8,931

(a)	Excludes interest to be paid in the periods indicated.
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

The following table details the amounts and expected maturities of significant commitments as of March 31, 2006.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$5,104	$—	$—	$—	$5,104
Residential real estate	44,461	—	—	—	44,461
Revolving home equity and credit card lines	151,488	—	—	—	151,488
Standby letters of credit	38,314	—	—	—	38,314
Commercial lines of credit	2,099	871	—	—	2,970
Undisbursed commercial loans	5,237	—	—	—	5,237
Net commitments to sell mortgage loans	8,650	—	—	—	8,650
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
At March 31, 2006, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $437.3 million. This represents a negative cumulative one-year interest rate sensitivity gap of 12.3%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 75.2%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
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

	At March 31, 2006
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$37,799	$90,257	$177,714	$101,956	$132,385	$540,111
Adjustable	120,261	276,872	376,742	193,656	4,615	972,146
Consumer loans	100,809	123,675	141,281	51,960	38,308	456,033
Commercial business loans	15,859	16,756	16,393	3,396	403	52,807
Interest-earning deposits	71,113	—	—	—	—	71,113
Investment securities	63,935	—	—	—	—	63,935
Mortgage-related securities:
Fixed	54,576	155,602	346,677	173,532	296,944	1,027,331
Adjustable	147,558	—	—	—	—	147,558
Other interest-earning assets	48,537	—	—	—	—	48,537

Total interest-earning assets	660,447	663,162	1,058,807	524,500	472,655	3,379,571

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	2,750	7,830	18,106	14,680	62,931	106,297

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	4,487	12,775	29,540	23,951	102,647	173,400
Savings accounts	7,494	20,817	45,195	33,676	115,809	222,991
Money market accounts	263,863	—	—	—	—	263,863
Time deposits	361,386	484,998	416,686	87,423	—	1,350,493
Advance payments by borrowers for taxes and insurance	—	11,826	—	—	—	11,826
Borrowings	1,668	581,005	207,396	1,952	49,804	841,825

Total interest-bearing and noninterest-bearing liabilities	641,648	1,119,251	716,923	161,682	331,191	2,970,695

Interest rate sensitivity gap	$18,799	$(456,089)	$341,884	$362,818	$141,464	$408,876

Cumulative interest rate sensitivity gap	$18,799	$(437,290)	$(95,406)	$267,412	$408,876

Cumulative interest rate sensitivity gap as a percentage of total assets	0.53%	(12.33)%	(2.69)%	7.54%	11.53%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	102.93%	75.17%	96.15%	110.13%	113.76%

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2006. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)
+300	$386,748	$(191,726)	(33.1)%	12.05%	(27.7)%
+200	453,142	(125,332)	(21.7)	13.75	(17.5)
+100	515,039	(63,435)	(11.0)	15.24	(8.6)
0	578,474	—	—	16.68	—
-100	623,667	45,193	7.8	17.57	5.4
-200	625,845	47,371	8.2	17.34	4.0
-300	604,165	25,691	4.4	16.53	(0.9)

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

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005. See also “Outlook” in Part I, Item 2 hereof.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of shares by the Company during the first quarter of 2006.

			Total
			number	Maximum
			of shares	number of
			purchased as	shares that
			part of	may yet be
			publicly	purchased
	Total number	Average	announced	under the
	of shares	price paid	plans or	plans or
Period	purchased	per share	programs	programs
January 1 – January 31, 2006	35,500	$10.9866	35,500	1,491,381

February 1 – February 28, 2006	14,500	$11.3759	50,000	1,441,381

March 1 – March 31, 2006	73,000	$11.3966	123,000	1,403,881

Total	123,000	$11.2903

Shares not repurchased pursuant to the publicly announced stock repurchase program were acquired by the Company as shares turned in as consideration for the exercise of stock options under the Company’s stock option plans.

*	Excludes shares repurchased after March 31, 2006 and the effect of the new stock repurchase program which was authorized on May 1, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.
(a), (c) At Bank Mutual’s annual meeting of shareholders on May 1, 2006, the three continuing directors who were management’s nominees for re-election were elected to the Bank Mutual Corporation’s Board of Directors for terms identified below. The directors were re-elected with the following votes:

Director’s Name	For	Withhold
For terms expiring in 2009:
Thomas H. Buestrin	52,692,529	2,154,438
Michael T. Crowley, Jr.	52,824,560	2,022,407
William J. Mielke	50,452,757	4,394,210
At the meeting, shareholders also ratified the selection of Ernst & Young LLP as auditors for fiscal 2006, by the following vote:

For:	54,193,964
Against:	500,367
Abstain:	152,635
David J. Rolfs, Mark C. Herr, Robert B. Olson, Thomas J. Lopina, Jr., J. Gus Swoboda, and Raymond W. Dwyer continue as Bank Mutual Corporation directors whose terms expire in 2007 or 2008.
Item 6. Exhibits
(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant) Date: May 5, 2006
/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: May 5, 2006	/s/ Rick B. Colberg
Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended March 31, 2006

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