Form 10-Q
period 2006-06-30
BANK MUTUAL CORP
filed 2006-08-04
CIK 1123270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☐           No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 60,138,218 shares, at July 31, 2006.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30	December 31
	2006	2005
	(In thousands)
Assets
Cash and due from banks	$39,707	$41,543
Interest-earning deposits	20,833	27,872

Cash and cash equivalents	60,540	69,415
Securities available-for-sale, at fair value:
Investment securities	47,881	63,361
Mortgage-related securities	1,130,771	1,087,816
Loans held for sale	5,529	2,312
Loans receivable, net	2,036,786	1,990,492
Goodwill	52,570	52,570
Other intangible assets	3,419	3,750
Mortgage servicing rights	4,661	4,771
Other assets	160,859	156,890

	$3,503,016	$3,431,377

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,099,511	$2,086,822
Borrowings	840,157	765,796
Advance payments by borrowers for taxes and insurance	21,741	2,529
Other liabilities	25,794	29,513

	2,987,203	2,884,660

Minority interest in real estate development	2,418	2,343

Shareholders’ equity:
Preferred stock — $.01 par value:
Authorized— 20,000,000 shares in 2006 and 2005
Issued and outstanding — none in 2006 and 2005	—	—
Common stock — $.01 par value:
Authorized— 200,000,000 shares in 2006 and 2005
Issued — 78,783,849 shares in 2006 and 2005
Outstanding — 60,138,218 in 2006 and 62,325,268 in 2005	788	788
Additional paid-in capital	492,556	497,589
Retained earnings	272,955	269,913
Unearned ESOP shares	(3,516)	(3,966)
Accumulated other comprehensive losses	(29,379)	(17,346)
Unearned deferred compensation	—	(6,955)
Treasury stock — 18,645,631 shares in 2006 and 16,458,581 in 2005	(220,009)	(195,649)

Total shareholders’ equity	513,395	544,374

	$3,503,016	$3,431,377

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30
	2006	2005
	(In thousands, except per
	share data)
Interest income:
Loans	$29,103	$26,629
Investment securities	935	1,138
Mortgage-related securities	13,138	13,133
Interest-earning deposits	442	68

Total interest income	43,618	40,968

Interest expense:
Deposits	16,481	11,492
Borrowings	7,618	7,152
Advance payments by borrowers for taxes and insurance	6	6

Total interest expense	24,105	18,650

Net interest income	19,513	22,318
Provision for loan losses	56	270

Net interest income after provision for loan losses	19,457	22,048

Noninterest income:
Service charges on deposits	1,506	1,173
Brokerage and insurance commissions	593	647
Loan related fees and servicing revenue	373	354
Gain on sales of investments	—	62
Gain on sales of loans	292	406
Other	1,353	1,145

Total noninterest income	4,117	3,787

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,167	9,304
Occupancy and equipment	2,648	2,528
Amortization of other intangible assets	166	166
Other	3,109	2,889

Total noninterest expenses	15,090	14,887

Income before income taxes	8,484	10,948
Income taxes	3,005	3,750

Net income	$5,479	$7,198

Per share data:
Earnings per share — basic	$0.09	$0.12

Earnings per share — diluted	$0.09	$0.11

Cash dividends paid	$0.07	$0.06

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30
	2006	2005
	(In thousands, except per
	share data)
Interest income:
Loans	$57,513	$52,116
Investment securities	1,856	2,118
Mortgage-related securities	25,036	26,581
Interest-earning deposits	851	111

Total interest income	85,256	80,926

Interest expense:
Deposits	31,754	22,260
Borrowings	14,573	13,188
Advance payments by borrowers for taxes and insurance	8	8

Total interest expense	46,335	35,456

Net interest income	38,921	45,470
Provision for loan losses	119	387

Net interest income after provision for loan losses	38,802	45,083

Noninterest income:
Service charges on deposits	2,666	2,198
Brokerage and insurance commissions	1,134	1,193
Loan related fees and servicing revenue	699	664
Gain on sales of investments	694	1,387
Gain on sales of loans	512	808
Other	2,788	2,458

Total noninterest income	8,493	8,708

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	18,740	19,299
Occupancy and equipment	5,249	5,164
Amortization of other intangible assets	331	331
Other	6,233	6,083

Total noninterest expenses	30,553	30,877

Income before income taxes	16,742	22,914
Income taxes	5,897	7,827

Net income	$10,845	$15,087

Per share data:
Earnings per share — basic	$0.18	$0.23

Earnings per share — diluted	$0.18	$0.23

Cash dividends paid	$0.14	$0.12

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Unearned
	Common	Paid-In	Retained	ESOP	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Compensation	Stock	Total
	(In thousands)
For the Six Months Ended June 30, 2006
Balance at January 1, 2006	$788	$497,589	$269,913	$(3,966)	$(17,346)	$(6,955)	$(195,649)	$544,374
Comprehensive income:
Net income	—	—	10,845	—	—	—	—	10,845
Other comprehensive income
Change in net unrealized gain on securities available- for-sale, net of deferred income tax liability of $7,145	—	—	—	—	(12,033)	—	—	(12,033)

Total comprehensive income	—	—	—	—	—	—	—	(1,188)
Purchase of treasury stock	—	—	—	—	—	—	(26,929)	(26,929)
Committed ESOP shares	—	1,425	798	450	—	—	—	2,673
Exercise of stock options	—	(1,222)	—	—	—	—	2,595	1,373
Share based payments	—	1,719	—	—	—	—	(26)	1,693
Impact of the adoption of SFAS No. 123(R)	—	(6,955)	—	—	—	6,955	—	—
Cash dividends ($0.14 per share)	—	—	(8,601)	—	—	—	—	(8,601)

Balance at June 30, 2006	$788	$492,556	$272,955	$(3,516)	$(29,379)	$—	$(220,009)	$513,395

For the Six Months Ended June 30, 2005
Balance at January 1, 2005	$788	$495,858	$258,110	$(4,865)	$(4,844)	$(10,076)	$(64,517)	$670,454
Comprehensive income:
Net income	—	—	15,087	—	—	—	—	15,087
Other comprehensive income
Change in net unrealized gain on securities available-for- sale, net of deferred income tax liability of $1,075	—	—	—	—	(1,795)	—	—	(1,795)

Total comprehensive income	—	—	—	—	—	—	—	13,292
Purchase of treasury stock	—	—	—	—	—	—	(118,796)	(118,796)
Committed ESOP shares	—	1,436	—	449	—	—	—	1,885
Exercise of stock options	—	466	—	—	—	—	611	1,077
Amortization of deferred compensation	—	—	—	—-	—	1,791	—	1,791
Cash dividends ($0.12 per share)	—	—	(8,027)	—-	—	—	—	(8,027)

Balance at June 30, 2005	$788	$497,760	$265,170	$(4,416)	$(6,639)	$(8,285)	$(182,702)	$561,676

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2006	2005
	(In thousands)
Operating activities:
Net income	$10,845	$15,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	119	387
Provision for depreciation	1,306	1,340
Amortization of intangibles	331	331
Net decrease (increase) in mortgage servicing rights	110	(21)
Amortization of cost of stock benefit plans	4,366	3,676
Stock dividends on Federal Home Loan Bank stock	—	(9,322)
Net gain on sale of available-for-sale securities	(694)	(1,387)
Net (discount) premium amortization on securities	(246)	(92)
Loans originated for sale	(42,980)	(68,326)
Proceeds from loan sales	40,275	65,860
Gains from sale of loans originated for sale	(512)	(808)
Increase in other liabilities	4,940	14,972
Increase in other assets	(4,198)	(12,318)
Increase in accrued interest receivable	(1,066)	(499)

Net cash provided by operating activities	12,596	8,880

Investing activities:
Net purchases of mutual funds	(264)	(669)
Proceeds from maturities of investment securities	14,720	59,780
Purchases of investment securities	—	(55,429)
Purchases of mortgage-related securities	(171,797)	(125,198)
Principal repayments on mortgage-related securities	110,926	164,708
Proceeds from sale of investments	702	1,402
Net increase in loans receivable	(46,851)	(93,352)
Proceeds from sale of foreclosed properties	97	927
Redemption of Federal Home Loan Bank stock	2,661	—
Net purchases of premises and equipment	(2,331)	(2,569)

Net cash used by investing activities	(92,137)	(50,400)

BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended
	June 30
	2006	2005
	(In thousands)
Financing activities:
Net increase (decrease) in deposits	$11,250	$(9,019)
Net (decrease) increase in short-term borrowings	(200,000)	162,600
Proceeds from long-term borrowings	277,375	8,315
Repayments of long-term borrowings	(3,014)	(2,320)
Net increase in advance payments by borrowers for taxes and insurance	19,212	18,578
Proceeds from exercise of stock options	1,263	1,077
Excess tax benefit from exercise of stock options	110	—
Cash dividends	(8,601)	(8,027)
Purchase of treasury stock	(26,929)	(118,796)

Net cash provided by financing activities	70,666	52,408

Increase (decrease) in cash and cash equivalents	(8,875)	10,888
Cash and cash equivalents at beginning of period	69,415	37,575

Cash and cash equivalents at end of period	$60,540	$48,463

Supplemental information:
Interest paid or credited on deposits and borrowings	$44,693	$34,090
Income taxes paid	6,209	7,613
Loans transferred to foreclosed properties and repossessed assets	438	217
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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at June 30, 2006 and December 31, 2005, the results of their income for the three and six months ended June 30, 2006 and 2005, and their cash flows for the six months ended June 30, 2006 and 2005. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The Company adopted Statement of Financial Accounting Standards No. 123(revised 2004) (“SFAS No. 123(R)”) as of January 1, 2006. See Note 10 — Employee Benefit Plans.

Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At June 30, 2006:
Investment securities:
Mutual funds	$47,776	$—	$(1,319)	$46,457
Stock in federal agencies	1,442	54	(72)	1,424

Total investment securities	49,218	54	(1,391)	47,881
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	485,626	12	(20,001)	465,637
Federal National Mortgage Association	410,891	477	(16,913)	394,455
Private Placement CMOs	224,602	—	(5,753)	218,849
Government National Mortgage Association	54,038	3	(2,211)	51,830

Total mortgage-related securities	1,175,157	492	(44,878)	1,130,771

Total	$1,224,375	$546	$(46,269)	$1,178,652

The Company does not believe any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

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

The amortized cost and fair values of securities by contractual maturity at June 30, 2006, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Mutual funds	47,776	46,457
Federal Home Loan Mortgage Corporation stock	1,442	1,424
Mortgage-related securities	1,175,157	1,130,771

	$1,224,375	$1,178,652

Note 3 — Loans Receivable
Loans receivable consist of the following:

	June 30	December 31
	2006	2005

Mortgage loans:
One-to-four family	$1,106,601	$1,048,881
Multifamily	154,692	155,908
Commercial real estate	173,171	175,090
Construction and development	177,640	155,205

Total mortgage loans	1,612,104	1,535,084
Consumer loans and other loans:
Fixed home equity	239,010	246,460
Home equity lines of credit	86,927	88,266
Student	21,099	19,821
Home improvement	32,537	30,067
Automobile	60,408	69,237
Other	11,824	12,944

Total consumer loans	451,805	466,795
Total commercial business loans	50,547	57,247

Total loans receivable	2,114,456	2,059,126
Less:
Undisbursed loan proceeds	69,174	60,014
Allowance for loan losses	12,233	12,090
Unearned loan fees and discounts	(3,737)	(3,470)

	77,670	68,634

Total loans receivable, net	$2,036,786	$1,990,492

The Company’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in the Bank’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois. In addition, the Bank has purchased some mortgage loans in other Midwest states.

Note 4 — Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at June 30, 2006 and December 31, 2005 are presented in the following table.

	June 30	December 31
Mortgage Servicing Rights	2006	2005
Mortgage servicing rights at beginning of year	$4,771	$4,542
Capitalized servicing rights	504	1,777
Amortization of servicing rights	(614)	(1,548)

Mortgage servicing rights at end of period	4,661	4,771
Valuation allowance	—	—

Balance	$4,661	$4,771

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at June 30, 2006 are presented in the following table.

	Intangible Asset Amount
	Net of Accumulated	Valuation	Carrying
Intangible Assets	Amortization	Allowance	Amount
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,661	—	4,661
Deposit base intangibles	3,420	—	3,420

Total	$60,651	$—	$60,651

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage	Deposit
	Servicing	Base
	Rights	Intangibles	Total
Six months ended June 30, 2006 (actual)	$614	$331	$945

Six months ending December 31, 2006 (estimate)	$397	$331	$728

Estimate for year ending December 31,
2007	794	661	1,455
2008	794	618	1,412
2009	793	405	1,198
2010	783	405	1,188
2011	585	405	990
Thereafter	515	595	1,110

	$4,661	$3,420	$8,081

Note 5 — Other Assets
Other Assets are summarized as follows:

	June 30	December 31
	2006	2005

Accrued interest:
Mortgage-related securities	$4,311	$4,014
Investment securities	184	117
Loans receivable	8,290	7,589

Total accrued interest	12,785	11,720
Foreclosed properties and repossessed assets	979	708
Premises and equipment	48,613	47,588
Federal Home Loan Bank stock, at cost	45,876	48,537
Bank owned life insurance	20,902	20,359
Other	31,704	27,978

	$160,859	$156,890

Note 6 — Deposits
Deposits are summarized as follows:

	June 30	December 31
	2006	2005

Checking accounts:
Noninterest-bearing	$101,460	$110,583
Interest-bearing	169,795	174,620

	271,255	285,203

Money market accounts	259,333	271,418
Savings accounts	220,702	224,408
Certificate accounts:
Due within one year	975,664	718,634
After one but within two years	253,661	453,386
After two but within three years	43,053	45,496
After three but within four years	65,609	66,397
After four but within five years	10,234	21,880
After five years	—	—

	1,348,221	1,305,793

	$2,099,511	$2,086,822

Note 7 — Borrowings
Borrowings consist of the following:

	June 30		December 31
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing:
2006	$405,455	2.78%	$607,955	3.35%
2007	104,650	4.08	104,650	4.08
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
2010	—	—	—	—
Thereafter	329,027	4.36	52,166	5.18
Open-line of credit	—	—	—	—
Other borrowings	—	—	—	—

	$840,157		$765,796

Of the $329,027 borrowings due after 2010, $50,000 has a quarterly call provision beginning March 2007 and $200,000 has a quarterly call provision beginning March 2008.
The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by the Company; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one- to -four family mortgage loans; and 97% of certain mortgage-related securities. Our advances are also collateralized by FHLB stock of $45,876 at June 30, 2006 and $48,537 at December 31, 2005.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of June 30, 2006, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
As of June 30, 2006:
Total risk-based capital	$422,778	24.51%	$137,981	8.00%	$172,476	10.00%
(to risk-weighted assets)
Tier I capital	410,545	23.80	68,991	4.00	103,486	6.00
(to risk-weighted assets)
Tier I capital	410,545	11.77	139,472	4.00	174,340	5.00
(to average assets)
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
As of June 30, 2006:
Equity per Bank records	$440,146	$440,146
Unrealized losses on investments	28,800	28,800
Goodwill and deposit base intangibles, net of deferred taxes	(54,619)	(54,619)
Investment in “nonincludable” subsidiaries	(3,502)	(3,502)
Disallowed servicing assets	(280)	(280)
Allowance for loan losses	12,233	—

Regulatory capital	$422,778	$410,545

Note 9 — Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Basic Earnings Per Share
Net Income	$5,479	$7,198	$10,845	$15,087

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	58,707,621	61,483,023	59,415,923	64,344,939
Allocated ESOP shares for period	81,798	81,798	163,597	163,597
Vested MRP shares for period	71,288	89,079	160,247	250,147

	58,860,707	61,653,900	59,739,767	64,758,683

Basic earnings per share	$0.09	$0.12	$0.18	$0.23

Diluted Earnings Per Share
Net Income	$5,479	$7,198	$10,845	$15,087

Weighted average shares outstanding used in basic earnings per share	58,860,707	61,653,900	59,739,767	64,758,683
Net dilutive effect of:
Stock option shares	1,626,007	1,782,526	1,609,161	1,887,757
Unvested MRP shares	55,238	138,228	58,609	186,843

	60,541,952	63,574,654	61,407,537	66,833,283

Diluted earnings per share	$0.09	$0.11	$0.18	$0.23

Note 10 — Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $34 in the second quarter of 2006 and $40 in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, contributions made by the Company were $74 and $82, respectively.
The Company also has a qualified defined benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental pension plan for certain qualifying employees (collectively, the “Plan”). The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company’s funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.
The following table sets forth the net periodic benefit cost:

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Service cost	$514	$485	$1,028	$969
Interest cost	412	401	824	802
Expected return on plan assets	(553)	(504)	(1,106)	(1,008)
Amortization of prior service cost	25	31	50	62
Amortization of net loss	60	119	120	238

Net periodic benefit cost	$458	$532	$916	$1,063

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.
The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company.
The company expects to contribute $777 to the Plan during 2006. This amount was determined based on a number of factors including the results of the actuarial valuation report as of January 1, 2006.
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
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan, provided for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001 of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of $3.2056 and 236,257 shares were subsequently forfeited. No further grants may be made under the 2001 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of stock options to 4,106,362 shares and MRP awards up to 1,642,521 shares. In May 2004, options for 2,382,000 shares of which 4,800 shares were subsequently forfeited and 955,000 MRP shares were granted of which 2,400 shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. Total unvested outstanding MRP grants had a fair value of $7,579 at June 30, 2006. The MRP grants are being amortized to compensation expense as employees become vested in the awarded shares.
The amount of MRP awards amortized to expense was $601 for the second quarter of 2006 as compared to $665 for the same period in 2005 and $1,265 for the first six months of 2006 as compared to $1,791 for the same period in 2005.
In total, options for 4,755,317 shares remain outstanding at June 30, 2006, of which options for 3,327,717 shares were vested. In addition, since inception of the plans, options for 1,485,748 shares were exercised and options for 241,057 shares have been forfeited.
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
Historically, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally did not recognize compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method reduced Bank

Mutual’s second quarter of 2006 net income by $125 and, assuming no additional option grants, will reduce third and fourth quarter of 2006 net income by $51.
The estimated fair value of each option granted prior to January 1, 2006 is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Risk-free interest rate	4.81 – 5.30%	4.81 – 5.30%	4.81 – 5.30%	4.81 – 5.30%
Dividend yield	2.00%	2.00%	2.00%	2.00%
Expected stock volatility	11.76 – 26.30%	11.76 – 26.30%	11.76 – 26.30%	11.76 – 26.30%
Expected years until exercise	4.25 – 8.50	4.50 – 8.75	4.25 – 8.50	4.50 – 8.75
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
The Company accounted for the stock options in accordance with APB Opinion 25 prior to January 1, 2006, as allowed under FAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in the three and six months ended June 30, 2005. See Note 12 regarding accounting changes which will be effective in 2006. Pursuant to FAS No. 123 disclosure requirements as amended by FAS No. 148, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	For the Three Months Ended	For the Six Months Ended
	June 30	June 30
	2005	2005

Net income:
As reported	$7,198	$15,087
Pro forma	$6,963	$14,617
Basic earnings per share:
As reported	$0.12	$0.23
Pro forma	$0.11	$0.23
Diluted earnings per share:
As reported	$0.11	$0.23
Pro forma	$0.11	$0.22

Note 11 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at June 30, 2006 and December 31, 2005 are as follows:

	June 30	December 31
	2006	2005
Unused consumer lines of credit	$153,510	$153,133
Unused commercial lines of credit	19,525	16,523
Commitments to extend credit:
Fixed rate	18,587	18,569
Adjustable rate	57,546	49,380
Undisbursed commercial loans	4,136	5,930
Forward commitments to sell mortgage loans of $10,858 at June 30, 2006 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $3,943 of forward commitments at December 31, 2005.
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
In March 2006, the FASB issued FASB No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” FASB No. 156 permits Bank Mutual to choose either the amortization method or fair value measurement method to measure servicing assets or liabilities. Bank Mutual will continue its current policy to amortize its servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligations based on fair value at each reporting date. Bank Mutual will adopt FASB No. 156 effective January 1, 2007.
In July 2006, the FASB issued Interpretation No. 48 which clarifies the “Accounting for Uncertainty in Income Taxes” in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Bank Mutual is reviewing the interpretation; however, it is anticipated that it will not have a material impact on the Company’s financial position, results of operations, or liquidity.
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
Significant Accounting Policies
There are a number of accounting policies that we established which require us to use our judgment and make estimates. Some of the more significant policies are as follows:
—	Establishing the amount of the allowance for loan losses requires the use of our judgment. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. If we misjudge a major component and experience a loss, it will likely affect our earnings. Developments affecting loans can also cause the allowance to vary significantly between quarters. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

—	Another valuation that requires our judgment relates to mortgage servicing rights. Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The capitalized value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

—	We also use our judgment in the valuation of other intangible assets (core deposit base intangibles). Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

—	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

—	The assessment of our tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions, regulatory actions and regulatory positions or interpretations, or changes in positions of federal and state taxing authorities will not differ from management’s current assessment. The impact of these matters could be significant to the consolidated results of operations and reported earnings.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005
Total Assets. The Company’s total assets increased $71.6 million in the first six months of 2006. Total assets at June 30, 2006 were $3.5 billion as compared to $3.4 billion at December 31, 2005. The increase was largely attributed to the growth in the loan and securities portfolios.
Cash and Cash Equivalents. Cash and cash equivalents decreased $8.9 million in the first six months of 2006 primarily as a result of using short-term interest earning deposits to fund loan originations.
Securities Available-for-Sale. Investment securities decreased $15.5 million in the first six months of 2006 primarily as a result of a reduction in market value and maturing investments.
Mortgage-related securities increased $43.0 million primarily as a result of borrowing $100.0 million in the first quarter of 2006 and investing those proceeds into mortgage-related securities. This increase was partially offset by principal repayments and a decrease in market value.
Loans Held for Sale. Loans held for sale increased $3.2 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell some of our 15 year fixed rate mortgage loan originations. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those loans have characteristics which historically have indicated that they will be outstanding for a relatively short period of time. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.
Loans Receivable. Loans receivable increased $46.3 million in the first six months of 2006, primarily as a result of an increase in the mortgage loan portfolio partially offset by a reduction in the consumer and commercial business loan portfolio.
The mortgage loan portfolio increased $77.0 million in the first six months of 2006 primarily as a result of an increase in the one-to-four family and construction and development loan portfolios. The one-to-four family mortgage loans increased $57.7 million in the first six months of 2006 primarily as a result of an increase in adjustable rate mortgage loan originations, correspondent mortgage loan purchases, and decreased prepayments. We have supplemented our mortgage loan originations by purchasing mortgage loans (almost all are adjustable rate mortgage loans) from various Wisconsin sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desktop underwriting standards and conform to our underwriting standards.

We also have $166.8 million of adjustable interest only mortgage loans in our one- to -four family mortgage loan portfolio at June 30, 2006. These mortgage loans were either originated by our bank office network or purchased from our correspondents. The interest only provision is only for the initial fixed rate period (normally three or five years) and after this initial period, principal payments begin. Underwriting standards for this type of loan are higher than for traditional amortizing mortgage loans.
Multi-family mortgage loans decreased $1.2 million in the first six months of 2006 primarily as a result of prepayments and lower originations. The construction and development mortgage loan portfolio increased $22.4 million in the six months ended June 30, 2006 primarily as the result of increased single-family, commercial real estate, and multi-family construction mortgage loan originations.
The commercial business real estate portfolio decreased $1.9 million in the first six months of 2006 primarily as a result of prepayments of commercial real estate loans. The increased prepayments are a result of sales of properties and some competition pricing and/or offering terms that we chose not to match.
The consumer loan portfolio decreased $15.0 million in the first six months of 2006, primarily as a result of decreases in the fixed home equity, home equity lines of credit and automobile portfolios, partially offset by increases in the student loan and home improvement portfolios. The home equity decreases were primarily the result of lower home equity originations. These originations were lower primarily as a result of from increased interest rates offered on these products, and consumer concerns about higher energy costs. In addition, we have discontinued indirect originations of automobile loans through Savings Financial Corporation, our 50% owned subsidiary, in the second quarter of 2006 as a result of reduced profitability of these products.
The commercial business loan portfolio decreased $6.7 million primarily as a result of decreased commercial business loan originations. Originations decreased as a result of increased competition for commercial business loans.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands)
Originations:
Mortgage loans	$92,330	$113,907	$171,531	$192,595
Consumer loans	46,298	61,336	83,788	107,128
Commercial business loans	8,121	9,581	16,549	22,564

Total loan originations	146,749	184,824	271,868	322,287

Purchases:
Mortgage loans	48,205	76,475	95,978	137,284

Total loans purchased	48,205	76,475	95,978	137,284

Total loans originated and purchased	$194,954	$261,299	$367,846	$459,571

Management will continue to emphasize consumer, non-residential mortgage loan and commercial loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans. Further, we cannot assure that we will be able to increase this portfolio.
Other Assets. Other assets increased $4.0 million, during the first six months of 2006. This increase is primarily the result of an increase in premises and equipment and in other miscellaneous assets.
Deposits. Deposits increased $12.7 million in the first six months of 2006 primarily as a result of growth in retail certificates of deposits and jumbo deposits. Jumbo deposits increased $33.3 million in the first six months of 2006 primarily as a result of our emphasis on these deposits since they were less expensive and obtained more quickly than retail deposits. We believe competition for retail deposits has been strong which has increased the cost of those deposits more than what deposits costs would have otherwise increased in the current rising interest rate environment. We also believe that deposit growth (or shrinkage) for the balance of 2006 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.
Borrowings. Borrowings increased $74.4 million in the six months of 2006 as a result of borrowing to fund stock repurchases, the increase in the loan receivable portfolio and borrowing $100.0 million in the first quarter of 2006 to invest in mortgage-related securities. Management determined to use additional borrowing, rather than liquidating existing investments or other sources of liquidity, for these purposes as a result of prevailing market interest rates and trends.

Of our borrowings, approximately $200.0 million will mature late in the third quarter of 2006 and another $200.0 million early in the fourth quarter of 2006. We anticipate paying off some of these borrowings with funds generated from payments or prepayment of investments or generated by deposit growth. To the extent that the cash flows from investments are not sufficient to pay off these borrowings, we expect to replace these borrowings with new borrowings at the Federal Home Loan Bank of Chicago (“FHLB”). However, we cannot assure that FHLB borrowings or other sources of financing will be available or that the terms of any financing will be attractive or acceptable to us.
In addition, we refinanced $150.0 million of fixed term borrowings on March 9, 2006 and replaced those borrowings with a $150.0 million, 10 year, non-callable 2 year FHLB borrowing. This refinance was done to reduce our cost of borrowings.
Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $19.2 million in the six months of 2006. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. These payments increase during the course of the calendar year until real estate tax obligations are primarily paid out in December or January of the next year.
Other liabilities decreased $3.7 million primarily as a result of decreases to a number of other liability accounts.
Shareholders’ Equity. Shareholders’ equity decreased $31.0 million in the first six months of 2006, primarily as a result of stock repurchases, cash dividends paid, and an increase in other comprehensive losses partially offset by our net income, amortization of share based stock plans, exercise of stock options and the accrual for vesting of ESOP shares.
During the six months ended June 30, 2006, the Company repurchased 2,396,333 shares at an average price of $11.24 per share. The Board of Directors of the Company authorized a fourth stock repurchase program on May 1, 2006 for 3,000,000 additional shares. This fourth stock repurchase program represented approximately 4.9% of outstanding shares at that date; 869,452 shares have now been purchased under that plan at an average price of $11.20 per share.
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
In addition, a cash dividend of $0.07 per share was paid June 1, 2006 to shareholders of record on May 18, 2006. The dividend payout ratio was 79.3% in the first six months of 2006.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At June 30	At December 31
	2006	2005
	(Dollars in thousands)
Non-accrual mortgage loans	$4,820	$2,214
Non-accrual consumer loans	610	616
Non-accrual commercial business loans	1,975	2,517
Accruing loans delinquent 90 days or more	757	487

Total non-performing loans	8,162	5,834

Foreclosed properties and repossessed assets, net	979	708

Total non-performing assets	$9,141	$6,542

Non-performing loans to total loans	0.40%	0.29%

Non-performing assets to total assets	0.26%	0.19%

Additional interest income that would have been recognized if non-accrual loans had been current	$539	$1,159

Allowance for loan losses as a percent of non-performing assets	133.83%	184.81%

Total non-performing loans increased as of June 30, 2006, as compared to December 31, 2005, primarily as a result of six non-performing commercial real estate loans, to one borrower, becoming non-performing in the second quarter of 2006. At December 31, 2005 our non-accrual mortgage loans were at a very low dollar amount. Currently, we believe that we have an adequate reserve established for this borrower and that the collateral securing these loans is adequate.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Balance at the beginning of the period	$12,090	$13,923
Provisions for the period	119	541
Charge-offs:
Mortgage loans	—	—
Consumer loans	(144)	(327)
Commercial business loans	—	(2,104)

Total charge-offs	(144)	(2,431)
Recoveries:
Mortgage loans	—	—
Consumer loans	30	49
Commercial business loans	138	8

Total recoveries	168	57

Net recoveries (charge-offs)	24	(2,374)

Balance at the end of the period	$12,233	$12,090

Net charge-offs to average loans	0.00%	(0.12%)

Allowance as a percent of total loans	0.60%	0.61%

Allowance as a percent of non-performing loans	149.88%	207.23%

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
Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding the Company’s financial condition and net interest income at and for the three and six months ended June 30, 2006 and 2005. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended June 30
	2006			2005
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,030,601	$29,103	5.73%	$1,969,670	$26,629	5.41%
Mortgage-related securities	1,185,787	13,138	4.43	1,227,359	13,133	4.28
Investment securities (2)	105,686	935	3.54	124,126	1,138	3.67
Interest-earning deposits	13,669	147	4.30	10,800	68	2.52
Federal funds	24,489	295	4.82	—	—	0.00

Total interest earning assets	3,360,232	43,618	5.19	3,331,955	40,968	4.92
Noninterest-earning assets	152,097			175,071

Total average assets	$3,512,329			$3,507,026

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$220,734	234	0.42	$251,364	269	0.43
Money market accounts	259,550	1,894	2.92	287,306	1,149	1.60
Interest-bearing demand accounts	165,881	87	0.21	172,872	101	0.23
Time deposits	1,339,566	14,266	4.26	1,153,107	9,973	3.46

Total deposits	1,985,731	16,481	3.32	1,864,649	11,492	2.47
Advance payments by borrowers for taxes and insurance	17,287	6	0.14	16,988	6	0.14
Borrowings	843,998	7,618	3.61	912,985	7,152	3.13

Total Interest-bearing liabilities	2,847,016	24,105	3.39	2,794,622	18,650	2.67

Noninterest-bearing liabilities:
Noninterest-bearing deposits	98,659			105,920
Other noninterest-bearing liabilities	43,306			39,321

Total noninterest-bearing liabilities	141,965			145,241

Total liabilities	2,988,981			2,939,863
Shareholders’ equity	523,348			567,163

Total average liabilities and equity	$3,512,329			$3,507,026

Net interest income and net interest rate spread (3)		$19,513	1.80%		$22,318	2.25%

Net interest margin (4)			2.32%			2.68%

Average interest-earning assets to average interest-bearing liabilities	1.18x			1.19x

AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID

	Six Months Ended June 30
	2006			2005
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,020,523	$57,513	5.69%	$1,940,558	$52,116	5.37%
Mortgage-related securities	1,150,535	25,036	4.35	1,243,457	26,581	4.28
Investment securities (2)	108,995	1,856	3.41	115,894	2,118	3.66
Interest-earning deposits	11,800	233	3.95	9,635	111	2.30
Federal funds	26,584	618	4.65	—	—	—

Total interest earning assets	3,318,437	85,256	5.14	3,309,544	80,926	4.89
Noninterest-earning assets	147,882			173,622

Total average assets	$3,466,319			$3,483,166

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$220,882	466	0.42	$248,889	529	0.43
Money market accounts	261,990	3,778	2.88	291,034	2,064	1.42
Interest-bearing demand accounts	164,156	171	0.21	169,257	193	0.23
Time deposits	1,330,789	27,339	4.11	1,146,502	19,474	3.40

Total deposits	1,977,817	31,754	3.21	1,855,682	22,260	2.40
Advance payments by borrowers for taxes and insurance	12,391	8	0.13	11,978	8	0.13
Borrowings	812,327	14,573	3.59	868,680	13,188	3.04

Total Interest-bearing liabilities	2,802,535	46,335	3.31	2,736,340	35,456	2.59

Noninterest-bearing liabilities:
Noninterest-bearing deposits	98,827			104,473
Other noninterest-bearing liabilities	32,563			39,018

Total noninterest-bearing liabilities	131,390			143,491

Total liabilities	2,933,925			2,879,831
Shareholders’ equity	532,394			603,335

Total average liabilities and equity	$3,466,319			$3,483,166

Net interest income and net interest rate spread (3)		$38,921	1.83%		$45,470	2.30%

Net interest margin (4)			2.35%			2.75%

Average interest-earning assets to average interest-bearing liabilities	1.18x			1.21x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

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

	Six Months Ended
	June 30, 2006 Compared to June 30, 2005
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$2,216	$3,181	$5,397
Mortgage-related securities	(1,974)	429	(1,545)
Investment securities	(122)	(140)	(262)
Interest-earning deposits	29	93	122
Federal funds	618	—	618

Total	767	3,563	4,330

Interest-bearing liabilities:
Savings deposits	(51)	(12)	(63)
Money market deposits	(225)	1,939	1,714
Interest-bearing demand deposits	(6)	(16)	(22)
Time deposits	3,417	4,448	7,865

Total deposits	3,135	6,359	9,494
Advance payments by borrowers for taxes and insurance	—	—	—
Borrowings	(898)	2,283	1,385

Total	2,237	8,642	10,879

Net change in net interest income	$(1,470)	$(5,079)	$(6,549)

Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005
General. Net income was $5.5 million for the second quarter of 2006 as compared to $7.2 million for the second quarter of 2005 and $10.8 million for the six months ended June 30, 2006 as compared to $15.1 million for the six months ended June 30, 2005. The decreases for both periods were primarily the result of the net interest margin compression. The earnings decrease was partially offset by an increase in interest income resulting from a larger loan portfolio, and a decrease in the provisions for loan losses
The narrowing of the difference between short and long term interest rates, the increased competition for deposits and the increased costs of borrowings put pressure on our net interest margin and, looking forward, these factors are likely to continue to negatively affect our operating results in coming periods.
Total Interest Income. Total interest income increased $2.7 million, or 6.5%, to $43.6 million in the second quarter of 2006 as compared to $41.0 million for the same period in 2005 and increased $4.3 million, or 5.4%, to $85.3 million for the six months ended June 30, 2006 as compared to $80.9 million for the same period in 2005. These increases were primarily the result of the increased average dollars outstanding in the loan portfolio and the increased yield on the loan portfolio.
Interest income on loans increased $2.5 million, or 9.3% to $29.1 in the second quarter of 2006 as compared to $26.6 million for the second quarter of 2005 and increased $5.4 million, or 10.4%, to $57.5 million in the first six months of 2006 as compared to $52.1 million for the same period in 2005. These increases were the result of increased average dollars outstanding in the loan portfolio and yield on the loan portfolio.
Total loan originations and purchases in the second quarter of 2006 were $195.0 million as compared to $261.3 million in the second quarter of 2005 and $367.8 million in the first six months of 2006 as compared to $459.6 million in the first six months of 2005. These decreases were primarily the result of reduced correspondent mortgage loan purchases, and reduced retail loan originations. Retail loan originations decreased as the result of increased interest rates on loans and decreased consumer demand for loans. These reduced originations were offset by reduced prepayments which allowed the total loan portfolio to grow.
Interest income on investments decreased in the second quarter of 2006 and in the first six months of 2006 as a result of reduced yields and average dollars outstanding.
Interest income on mortgage-related securities increased slightly for the second quarter of 2006 as compared to the second quarter of 2005 and decreased $1.5 million, in the first six months of 2006 as compared to the same period in 2005. For the second quarter of 2006, average dollar amount of mortgage-related securities outstanding decreased and was offset by the increase in the yield earned on the mortgage-related securities. For the six months ended June 30, 2006, the average dollar amount of mortgage-related securities outstanding decreased and the increase in the yield on the portfolio partially offset the decrease.

Interest income on deposits (which includes federal funds) increased $374,000 for the second quarter of 2006 and $740,000 for the six months ended June 30, 2006 as the result of increased average dollars outstanding and increased yield on those deposits. Short-term deposits were used to invest excess cash in anticipation of reducing borrowings or funding loan originations.
Total Interest Expense. Total interest expense increased $5.5 million, or 29.2%, to $24.1 million in the second quarter of 2006 and $10.9 million, or 30.7%, to $46.3 million in the first six months of 2006 as compared to the same periods in 2005. These increases were primarily the result of an increase in the interest rates paid on deposits and borrowings and an increase in the average deposits outstanding.
Interest expense on deposits increased $5.0 million, or 43.4%, in the second quarter of 2006 and $9.5 million, or 42.7%, in the first six months of 2006 as a result of increased cost of deposits and, to a lesser extent, growth in time deposits. As market rates increased and deposit interest rates offered by competitors increased, it was necessary to increase the interest rates we offered to retain existing deposits and attract new deposits. In addition, as deposit offering interest rates increase, deposits that held in lower interest rate deposits normally will move to higher interest rate time deposits.
Interest expense on borrowings increased $466,000, or 6.5%, in the second quarter of 2006 and $1.4 million, or 10.5%, in the first six months of 2006 as compared to the same periods in 2005. These increases were the result of the increased cost of borrowings partially offset by a decrease in the average borrowings outstanding for the periods. Borrowings were reduced as a result of deposit growth and using the cash flows from investments.
Net Interest Income. Net interest income decreased $2.8 million, or 12.6%, in the second quarter of 2006 and $6.5 million, or 14.4%, in the first six months of 2006 compared to the same periods in 2005. The primary reason for the decreases was the result of the increased cost of deposits and borrowings and increased average dollar amount of deposits partially offset by an increase in the yield and dollar amount outstanding in the loan portfolio.
The net interest margin for the second quarter of 2006 was 2.32% as compared to 2.68% for the same period in 2005 and 2.35% for the first six months of 2006 as compared to 2.75% for the first six months of 2005.
Net interest margin for both periods was primarily the result of the increasing deposit interest rate environment (in which deposits repriced more quickly than loans) and the effects of our stock repurchase program. The funds used to repurchase stock resulted in a change from zero cost capital to increased interest-bearing borrowings or reduced interest-earning assets.
The current phenomenon of the narrowing of the difference between short and long term interest rates places ongoing pressure on our net interest rate margin. Specifically, the flattening yield curve reduces our ability to price our loan offerings at interest rates that would allow us to increase the yield on our loan portfolio faster than the increase in our cost of funds. In addition, increased competition for deposits and the increased cost of borrowings to fund our stock repurchases have also put pressure on our net interest margin. Going forward, we expect the interest rate yield curve to continue to be flat or even inverted in the near term and thus continue to negatively affect our operating results in coming periods.
Provision for Loan Losses. Provision for loan losses was $56,000 for the second quarter of 2006 compared to $270,000 for the second quarter of 2005 and $119,000 in the six months ended June 30, 2006 as compared to $387,000 for the same period in 2005. The decrease for both periods was primarily the result of growth in our one- to four-family mortgage loan portfolio which has a relatively smaller risk for loss, and a decrease in the commercial business loan portfolio, which has a higher risk for loss, partially offset by an increase in non-performing mortgage loans. The total allowances for loan losses at June 30, 2006 was $12.2 million, or 149.9% of total non-performing loans as compared to $12.1 million, or 207.2%, of non-performing loans at December 31, 2005. The loan loss allowance was 0.60% of total loans at June 30, 2006 as compared to 0.61% of total loans at December 31, 2005.
Noninterest Income. Total noninterest income increased $330,000 in the second quarter of 2006 and decreased $215,000 in the first six months of 2006 as compared to the same periods in 2005. The increase in the second quarter of 2006 was the result of increased service charges on deposits and an increase in other noninterest income. The decrease in the first six months of 2006 primarily as a result of decreased gains on the sales of investments and loans, partially offset by increased services charges on deposits.
Service charges on deposits increased $333,000 in the second quarter of 2006 and $468,000 in the first six months of 2006 as a result of an increase in the number of checking account overdrafts, an increase in our overdraft fee and a change in our overdraft policy for check cards.
Brokerage and insurance commissions decreased $54,000 in the second quarter of 2006 and $59,000 in the first six months of 2006 primarily as a result of decreased annuity and securities sales. As market interest rates on alternative investments (which includes our retail certificates of deposits) increased, annuities become less attractive to consumers and, therefore, sales of annuities become more difficult. We continue to look for additional opportunities to expand this segment of our business.
Loan related fees and servicing income increased slightly in both the second quarter of 2006 and the first six months of 2006 primarily as a result of a reduction in the amortization of originated mortgage servicing rights on mortgage loans that are sold. As market interest rates increase, the average life of these mortgage loans increase, thereby reducing the amortization of mortgage servicing rights.
Gains on sales of investments decreased $62,000 in the second quarter of 2006 and $693,000 in the first six months of 2006 as compared to the same periods in 2005. In the second quarter of 2005, the final payment relating to the sale of the regional ATM Network created the $62,000 gain and for the six months ended June 30, 2005, the total gain on that sale amounted to $875,000. An additional gain of $512,000 was recorded in the first six months of 2005 on the sale of an equity investment. The gain on the sale of investments for the first six months of 2006 was the result of a gain on the sale of an equity investment.

Gains on the sales of loans decreased $114,000 in the second quarter of 2006 and $296,000 in the first six months of 2006 as compared to the same periods in 2005 primarily as a result of decreased fixed rate mortgage loan originations. We sell some of our 15 year fixed rate mortgage loans to the secondary market. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those certain loans have characteristics which historically have indicated that these loans will be outstanding for a relatively short period. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.
Other noninterest income increased $208,000 in the second quarter of 2006 and $330,000 in the first six months of 2006 primarily as a result of increased fees on debit card usage, fees from our agent check program and other noninterest income items.
Noninterest Expense. Total noninterest expense increased $203,000 in the second quarter of 2006 and decreased $324,000 in the fist six months of 2006 as compared to the same periods in 2005. The increase in the second quarter of 2006 primarily was the result of increased costs associated with the new offices that were opened in the second six months of 2005 and the fist six months of 2006 and an increase in other expenses. The decrease in the first six months is primarily the result of decreased compensation expense.
Compensation, payroll taxes, and other employee benefits decreased $137,000 in the second quarter of 2006 and $559,000 in the first six months of 2006 as compared to the same periods in 2005. The decrease in the second quarter of 2006 was primarily the result of eliminating a short-term management incentive plan accrual of $290,000. This expense accrual was eliminated as a result of not meeting the threshold amounts for a payout of the incentive. This second quarter decrease was partially offset by a stock option expense of $157,000 in accordance with FASB 123(R), an increase in health care costs and a decrease in the deferral of loan origination costs. The decrease for the six months ended June 30, 2006 was primarily the result of additional $417,000 of compensation in the first quarter of 2005 related to a bank officer’s disability and subsequent retirement and the elimination of the short-term management incentive plan in the second quarter of 2006. Partially offsetting this decrease was an increase in stock option expense, health care costs and a decrease in the deferral of loan origination costs.
Occupancy and equipment expense increased $120,000 in the second quarter of 2006 and $85,000 in the first six months of 2006 primarily as the result of increased maintenance costs on our existing offices and the addition of new offices. Other expenses increased $220,000 in the second quarter of 2006 and $150,000 in the first six months of 2006 primarily as a result of increased payments of insurance deductibles related to robberies, consulting fees, and marketing expenses.
Income Taxes. The effective tax rate for the second quarter of 2006 was 35.4% as compared to 34.3% for the second quarter of 2005 and 35.2% for the six months ended June 30, 2006 as compared to 34.2% for the same period in 2005.
Bank owned life insurance income is permanently tax deferred if the policy is held to the participant’s death and other conditions are met. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.

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
The Company has engaged in discussions with the Department and has advised the Department that it wishes to receive and consider a proposal from the Department. In particular, the Company asked the Department to consider some specific factors which the Company believes may distinguish it from many other institutions. We have received certain information from the Department to further evaluate its position and our alternatives under our particular circumstances. The Company believes that it will need more specific detail than was included in the Department’s July of 2004 letter or subsequent communications to quantify in any definitive way the Department’s view of its exposure, either for past periods or with respect to operations going forward, and to evaluate the Company’s alternatives. A determination on how to proceed will depend in part on further communication from and actions by the Department.
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
Net Income. As a result of the foregoing factors, net income for the three months ended June 30, 2006 was $5.5 million, a 23.9% decrease from the comparable period in 2005 and for the six months ended June 30, 2006 was $10.9 million, a 28.1% decrease from the six months ended June 30, 2005. Diluted earnings per share decreased 18.2% in the second quarter of 2006 as compared to 2005 and 21.7% in the first six months of 2006 as compared to 2005. Earnings per share decreased at a slower rate than net income due to the effects of the Company’s stock repurchases which substantially reduced the average number of shares outstanding for the second quarter of 2006 and first six months of 2006 as compared to the same periods in 2005.
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
Bank Mutual Corporation’s management has identified a number of factors which may affect the Company’s operations and near term results in 2006. They are as follows:
•	The third quarter of 2006 may provide a continued environment of increasing short term interest rates and a flat interest rate yield curve. If that is the case, there are a number of effects that Bank Mutual, like other financial institutions, would likely experience.
•	Loan originations could decrease, along with related fee income.

•	An increased interest rate environment and a slow down in the appreciation in the value of real estate could negatively affect the volume of home sales, which in turn could affect mortgage loan originations and prepayments.

•	If the interest rate environment or other factors begin to affect the economy as a whole, these effects could be magnified.
•	A rising interest rate environment and flat yield curve are also likely to continue to affect our net interest margin. The net interest margin would continue to be compressed as a result of the cost of deposits and borrowings rising faster than the yield on loans. Such a compression could negatively affect our net income compared to prior periods.

•	Bank Mutual will continue to further emphasize consumer loans, and commercial real estate and business loans, all of which can present a higher risk than residential mortgages. However, market conditions may continue to affect our ability to increase our loan portfolio with these types of loans.

•	Like many Wisconsin financial institutions, Bank Mutual has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state investment subsidiaries. The Department may take the

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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first six months of 2006, mortgage-related securities prepayments were reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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

Cash and cash equivalents decreased $8.9 million during the first six months of 2006. Investing activities utilized $92.1 million of cash, primarily as a result of purchasing mortgage-related securities, and an increase in loans receivable. These uses were partially offset by principal repayments on mortgage-related securities. Cash provided by financing activities of $70.7 million resulted primarily from an increase in long term borrowings, deposits and advance payments by borrowers for taxes and insurance partially offset by the purchase of treasury stock, repayment of short-term borrowings and payment of cash dividends on the Company’s stock. See above under “Comparison of Financial Condition at June 30, 2006 and December 31, 2005—Borrowings” for a discussion of the Company’s plans relating to the refinancing of its borrowings which come due in 2006. Net cash provided by operating activities of $12.6 million consisted primarily of proceeds from loan sales, net income, amortization of cost of stock benefit plans and an increase in other liabilities partially offset by the loans originated for sale, and an increase in other assets.
At June 30, 2006, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At June 30, 2006, the Bank had a total risk-based capital ratio of 24.51% and a leverage ratio of 11.77%. See Notes to Unaudited Consolidated Financial Statements – “Note 8 - Shareholders’ Equity.”
The Corporation continues to repurchase a number of shares of common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. Management believes that the repurchases of shares were appropriate in view of the Corporation’s very strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. In the second quarter of 2006, the Company had repurchased 2,273,333 shares and for the first six months of 2006, we repurchased 2,396,333 shares. The Board of Directors of the Company authorized a fourth stock repurchase program on May 1, 2006 for 3,000,000 additional shares. This stock repurchase program is approximately 4.9% of outstanding shares at that date. At June 30, 2006, 869,452 of these shares had been repurchased at an average price of $11.20 per share.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of June 30, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

`

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$751,290	$—	$—	$—	$751,290
Certificates of deposits	975,664	296,714	75,843	—	1,348,221
Borrowed funds (a)	510,105	1,025	25,000	305,214	841,344
Operating leases	1,082	1,714	790	455	4,041
Purchase obligations	2,160	4,320	1,800	—	8,280
Non-qualified retirement plans and deferred compensation plans	318	556	1,130	5,966	7,970

(a)	Excludes interest to be paid in the periods indicated.
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

The following table details the amounts and expected maturities of significant commitments as of June 30, 2006.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$8,319	$—	$—	$—	$8,319
Residential real estate	67,814	—	—	—	67,814
Revolving home equity and credit card lines	153,510	—	—	—	153,510
Standby letters of credit	85	—	—	—	85
Commercial lines of credit	19,525	—	—	—	19,525
Undisbursed commercial loans	4,136	—	—	—	4,136
Net commitments to sell mortgage loans	10,858	—	—	—	10,858
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
At June 30, 2006, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $669.5 million. This represents a negative cumulative one-year interest rate sensitivity gap of 19.1%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 65.6%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
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

	At June 30, 2006
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$39,883	$93,532	$188,114	$104,395	$132,038	$557,962
Adjustable	116,742	312,718	361,041	193,850	6,163	990,514
Consumer loans	102,114	126,384	142,710	51,359	29,238	451,805
Commercial business loans	13,857	17,538	15,379	3,412	361	50,547
Interest-earning deposits	20,833	—	—	—	—	20,833
Investment securities	49,218	—	—	—	—	49,218
Mortgage-related securities:
Fixed	51,443	146,286	336,987	181,698	317,849	1,034,263
Adjustable	140,894	—	—	—	—	140,894
Other interest-earning assets	45,876	—	—	—	—	45,876

Total interest-earning assets	580,860	696,458	1,044,231	534,714	485,649	3,341,912

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	3,994	11,064	23,743	17,218	45,441	101,460

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	6,685	18,517	39,737	28,816	76,026	169,781
Savings accounts	10,168	27,636	56,536	38,422	87,940	220,702
Money market accounts	259,055	—	—	—	—	259,055
Time deposits	309,314	692,763	266,883	75,643	—	1,344,603
Advance payments by borrowers for taxes and insurance	—	21,741	—	—	—	21,741
Borrowings	227,340	358,510	202,782	1,978	49,547	840,157

Total interest-bearing and noninterest-bearing liabilities	816,556	1,130,231	589,681	162,077	258,954	2,957,499

Interest rate sensitivity gap	$(235,696)	$(433,773)	$454,550	$372,637	$226,695	$384,413

Cumulative interest rate sensitivity gap	$(235,696)	$(669,469)	$(214,919)	$157,718	$384,413

Cumulative interest rate sensitivity gap as a percentage of total assets	(6.73)%	(19.11)%	(6.14)%	4.50%	10.97%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	71.14%	65.61%	91.53%	105.84%	113.00%

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2006. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)
+300	$310,587	$(199,664)	(39.1)%	9.92%	(34.1)%
+200	380,691	(129,560)	(25.4)	11.83	(21.4)
+100	443,906	(66,345)	(13.0)	13.45	(10.7)
0	510,251	—	—	15.06	—
-100	562,082	51,831	10.2	16.19	7.5
-200	585,158	74,907	14.7	16.53	9.8
-300	574,595	64,344	12.6	16.01	6.3

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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of shares by the Company during the second quarter of 2006.

			Total
			number
			of shares	Maximum
			purchased as	number of
			part of	shares that
			publicly	may yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs

April 1 – April 28, 2006	1,403,881	$11.26	1,403,881	0
May 1 – May 31, 2006	870,703	$11.20	869,452	2,130,548 *
June 1 – June 30, 2006	—	—	—	2,130,548

Total	2,274,584	$11.23

Shares not repurchased pursuant to the publicly announced stock repurchase program were acquired by the Company as shares turned in as consideration for the exercise of stock options under the Company’s stock option plans.

*	Reflects the effect of the new stock repurchase program for 3.0 million shares which was authorized on May 1, 2006. Does not include shares, if any, repurchased after June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.
Information relating to the 2006 Annual Meeting of Shareholders was included in
Part II, Item 4 of the Company’s Form 10-Q for the quarter ended June 30, 2006, which Item is incorporated by reference.
Item 6. Exhibits
(a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date: August 4, 2006
/s/Michael T. Crowley, Jr. Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: August 4, 2006
/s/ Rick B. Colberg Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended June 30, 2006

Exhibit No.	Description	Filed Herewith

10.1	Form of Amendment to the Employment Agreement of each of the executive officers (representing a non-material amendment thereto)	X

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Bank Mutual Corporation	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation	X