Form 10-Q
period 2006-09-30
BANK MUTUAL CORP
filed 2006-11-03
CIK 1123270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes☐      No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 60,307,411 shares, at October 31, 2006.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30	December 31
	2006	2005
	(In thousands, except per
	share data)
Assets
Cash and due from banks	$38,990	$41,543
Interest-earning deposits	1,181	27,872

Cash and cash equivalents	40,171	69,415
Securities available-for-sale, at fair value:
Investment securities	48,328	63,361
Mortgage-related securities	1,085,103	1,087,816
Loans held for sale	4,741	2,312
Loans receivable, net	2,066,274	1,990,492
Goodwill	52,570	52,570
Other intangible assets	3,254	3,750
Mortgage servicing rights	4,682	4,771
Other assets	154,643	156,890

	$3,459,766	$3,431,377

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,151,691	$2,086,822
Borrowings	719,806	765,796
Advance payments by borrowers for taxes and insurance	31,731	2,529
Other liabilities	26,739	29,513

	2,929,967	2,884,660

Minority interest in real estate development	2,418	2,343

Shareholders’ equity:
Preferred stock — $.01 par value:
Authorized— 20,000,000 shares in 2006 and 2005
Issued and outstanding — none in 2006 and 2005	—	—
Common stock — $.01 par value:
Authorized— 200,000,000 shares in 2006 and 2005
Issued — 78,783,849 shares in 2006 and 2005
Outstanding — 60,205,388 in 2006 and 62,325,268 in 2005	788	788
Additional paid-in capital	493,584	497,589
Retained earnings	273,555	269,913
Unearned ESOP shares	(3,291)	(3,966)
Accumulated other comprehensive losses	(18,076)	(17,346)
Unearned deferred compensation	—	(6,955)
Treasury stock — 18,578,461 shares in 2006 and 16,458,581 in 2005	(219,179)	(195,649)

Total shareholders’ equity	527,381	544,374

	$3,459,766	$3,431,377

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30
	2006	2005
	(In thousands, except per
	share data)
Interest income:
Loans	$30,210	$27,422
Investment securities	946	1,073
Mortgage-related securities	12,754	12,871
Interest-earning deposits	588	225

Total interest income	44,498	41,591

Interest expense:
Deposits	18,133	12,820
Borrowings	7,450	7,503
Advance payments by borrowers for taxes and insurance	8	9

Total interest expense	25,591	20,332

Net interest income	18,907	21,259
Provision for loan losses	178	92

Net interest income after provision for loan losses	18,729	21,167

Noninterest income:
Service charges on deposits	1,723	1,329
Brokerage and insurance commissions	634	658
Loan related fees and servicing revenue	441	354
Gain on sales of investments	—	83
Gain on sales of loans	339	564
Other	1,492	1,388

Total noninterest income	4,629	4,376

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,343	9,386
Occupancy and equipment	2,675	2,641
Amortization of other intangible assets	165	165
Other	3,246	2,820

Total noninterest expenses	15,429	15,012

Income before income taxes	7,929	10,531
Income taxes	2,814	3,619

Net income	$5,115	$6,912

Per share data:
Earnings per share — basic	$0.09	$0.11

Earnings per share — diluted	$0.09	$0.11

Cash dividends paid	$0.075	$0.065

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30
	2006	2005
	(In thousands, except per
	share data)
Interest income:
Loans	$87,723	$79,538
Investment securities	2,802	3,191
Mortgage-related securities	37,790	39,452
Interest-earning deposits	1,439	336

Total interest income	129,754	122,517

Interest expense:
Deposits	49,887	35,080
Borrowings	22,023	20,691
Advance payments by borrowers for taxes and insurance	16	17

Total interest expense	71,926	55,788

Net interest income	57,828	66,729
Provision for loan losses	297	479

Net interest income after provision for loan losses	57,531	66,250

Noninterest income:
Service charges on deposits	4,389	3,527
Brokerage and insurance commissions	1,768	1,851
Loan related fees and servicing revenue	1,140	1,018
Gain on sales of investments	694	1,470
Gain on sales of loans	851	1,372
Other	4,280	3,846

Total noninterest income	13,122	13,084

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	28,083	28,685
Occupancy and equipment	7,924	7,805
Amortization of other intangible assets	496	496
Other	9,479	8,903

Total noninterest expenses	45,982	45,889

Income before income taxes	24,671	33,445
Income taxes	8,711	11,446

Net income	$15,960	$21,999

Per share data:
Earnings per share — basic	$0.27	$0.35

Earnings per share — diluted	$0.26	$0.34

Cash dividends paid	$0.215	$0.185

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Unearned
	Common	Paid-In	Retained	ESOP	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Compensation	Stock	Total
			(In thousands, except per share data)
For the Nine Months Ended September 30, 2006
Balance at January 1, 2006	$788	$497,589	$269,913	$(3,966)	$(17,346)	$(6,955)	$(195,649)	$544,374
Comprehensive income:
Net income	—	—	15,960	—	—	—	—	15,960
Other comprehensive income Change in net unrealized gain on securities available- for-sale, net of deferred income tax benefit of $516	—	—	—	—	(730)	—	—	(730)

Total comprehensive income	—	—	—	—	—	—	—	15,230
Purchase of treasury stock	—	—	—	—	—	—	(26,929)	(26,929)
Committed ESOP shares	—	2,201	—	675	—	—	—	2,876
Exercise of stock options	—	(1,620)	—	—	—	—	3,438	1,818
Share based payments	—	2,369	—	—	—	—	(39)	2,330
Impact of the adoption of SFAS No. 123(R)	—	(6,955)	—	—	—	6,955	—	—
Cash dividends ($0.215 per share)	—	—	(12,318)	—	—	—	—	(12,318)

Balance at September 30, 2006	$788	$493,584	$273,555	$(3,291)	$(18,076)	$—	$(219,179)	$527,381

For the Nine Months Ended September 30, 2005
Balance at January 1, 2005	$788	$495,858	$258,110	$(4,865)	$(4,844)	$(10,076)	$(64,517)	$670,454
Comprehensive income:
Net income	—	—	21,999	—	—	—	—	21,999
Other comprehensive income Change in net unrealized gain on securities available-for- sale, net of deferred income tax benefit of $6,016	—	—	—	—	(10,317)	—	—	(10,317)

Total comprehensive income	—	—	—	—	—	—	—	11,682
Purchase of treasury stock	—	—	—	—	—	—	(125,173)	(125,173)
Committed ESOP shares	—	2,115	—	674	—	—	—	2,789
Exercise of stock options	—	(708)	—	—	—	—	2,347	1,639
Amortization of deferred compensation	—	—	—	—-	—	2,456	—	2,456
Cash dividends ($0.185 per share)	—	—	(12,138)	—-	—	—	—	(12,138)

Balance at September 30, 2005	$788	$497,265	$267,971	$(4,191)	$(15,161)	$(7,620)	$(187,343)	$551,709

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2006	2005
	(In thousands)
Operating activities:
Net income	$15,960	$21,999
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	297	479
Provision for depreciation	1,951	2,004
Amortization of intangibles	496	496
Net decrease (increase) in mortgage servicing rights	89	(132)
Amortization of cost of stock benefit plans	5,208	5,245
Stock dividends on Federal Home Loan Bank stock	—	(9,899)
Gains from sales of loans originated for sale	(851)	(1,372)
Net gain on sale of available-for-sale securities	(694)	(1,470)
Net (discount) premium amortization on securities	(534)	115
Loans originated for sale	(70,403)	(114,239)
Proceeds from loan sales	68,825	108,390
Increase in other liabilities	1,331	14,879
Decrease (increase) in other assets	2,981	(6,950)
Increase in accrued interest receivable	(920)	(348)

Net cash provided by operating activities	23,736	19,197

Investing activities:
Net purchases of mutual funds	(264)	(1,062)
Proceeds from maturities of investment securities	14,720	60,780
Purchases of investment securities	—	(55,429)
Purchases of mortgage-related securities	(171,797)	(193,858)
Principal repayments on mortgage-related securities	174,368	271,146
Proceeds from sale of investments	702	1,486
Net increase in loans receivable	(77,377)	(111,914)
Proceeds from sale of foreclosed properties	510	1,154
Redemption of Federal Home Loan Bank stock	2,661	—
Net purchases of premises and equipment	(3,638)	(4,019)

Net cash used by investing activities	(60,115)	(31,716)

BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
	2006	2005
	(In thousands)
Financing activities:
Net increase in deposits	$61,354	$40,093
Net (decrease) increase in short-term borrowings	(93,000)	12,400
Proceeds from long-term borrowings	50,210	109,632
Repayments of long-term borrowings	(3,200)	(18,251)
Net increase in advance payments by borrowers for taxes and insurance	29,202	28,001
Proceeds from exercise of stock options	1,401	1,639
Excess tax benefit from exercise of stock options	415	—
Cash dividends	(12,318)	(12,138)
Purchase of treasury stock	(26,929)	(125,173)

Net cash provided by financing activities	7,135	36,203

(Decrease) increase in cash and cash equivalents	(29,244)	23,684
Cash and cash equivalents at beginning of period	69,415	37,575

Cash and cash equivalents at end of period	$40,171	$61,259

Supplemental information:
Interest paid or credited on deposits and borrowings	$68,310	$53,822
Income taxes paid	7,636	9,738
Loans transferred to foreclosed properties and repossessed assets	1,298	425
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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at September 30, 2006 and December 31, 2005, the results of their income for the three and nine months ended September 30, 2006 and 2005, and their cash flows for the nine months ended September 30, 2006 and 2005. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The Company adopted Statement of Financial Accounting Standards No. 123(revised 2004) (“SFAS No. 123(R)”) as of January 1, 2006. See Note 10 — Employee Benefit Plans.
Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
At September 30, 2006:
Investment securities:
Mutual funds	$47,776	$—	$(1,105)	$46,671
Stock in federal agencies	1,442	215	—	1,657

Total investment securities	49,218	215	(1,105)	48,328
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	460,315	76	(13,300)	447,091
Federal National Mortgage Association	387,724	713	(11,053)	377,384
Private Placement CMOs	216,755	246	(2,363)	214,638
Government National Mortgage Association	47,210	6	(1,226)	45,990

Total mortgage-related securities	1,112,004	1,041	(27,942)	1,085,103

Total	$1,161,222	$1,256	$(29,047)	$1,133,431

The Company does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
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

     The amortized cost and fair values of securities by contractual maturity at September 30, 2006, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Mutual funds	47,776	46,671
Federal Home Loan Mortgage Corporation stock	1,442	1,657
Mortgage-related securities	1,112,004	1,085,103

	$1,161,222	$1,113,431

Note 3 — Loans Receivable
Loans receivable consist of the following:

	September 30	December 31
	2006	2005
	(In thousands)
Mortgage loans:
One-to-four family	$1,136,386	$1,048,881
Multifamily	154,210	155,908
Commercial real estate	170,255	175,090
Construction and development	197,145	155,205

Total mortgage loans	1,657,996	1,535,084
Consumer loans and other loans:
Fixed home equity	233,847	246,460
Home equity lines of credit	88,937	88,266
Student	20,981	19,821
Home improvement	33,283	30,067
Automobile	52,880	69,237
Other	11,487	12,944

Total consumer loans	441,415	466,795
Total commercial business loans	54,378	57,247

Total loans receivable	2,153,789	2,059,126
Less:
Undisbursed loan proceeds	78,872	60,014
Allowance for loan losses	12,346	12,090
Unearned loan fees and discounts	(3,703)	(3,470)

	87,515	68,634

Total loans receivable, net	$2,066,274	$1,990,492

The Company’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in the Bank’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois. In addition, the Bank has purchased some mortgage loans in other Midwest states.

Note 4 — Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at September 30, 2006 and December 31, 2005 are presented in the following table.

	September 30	December 31
Mortgage Servicing Rights	2006	2005
	(In thousands)
Mortgage servicing rights at beginning of year	$4,771	$4,542
Capitalized servicing rights	800	1,777
Amortization of servicing rights	(889)	(1,548)

Mortgage servicing rights at end of period	4,682	4,771
Valuation allowance	—	—

Balance	$4,682	$4,771

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at September 30, 2006 are presented in the following table.

	Intangible Asset Amount
	Net of Accumulated	Valuation	Carrying
Intangible Assets	Amortization	Allowance	Amount
	(In thousands)
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,682	—	4,682
Deposit base intangibles	3,254	—	3,254

Total	$60,506	$—	$60,506

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
	(In thousands)
Nine months ended September 30, 2006 (actual)	$889	$331	$1,220

Three months ending December 31, 2006 (estimate)	$204	$165	$369

Estimate for year ending December 31,
2007	818	661	1,479
2008	818	618	1,436
2009	817	405	1,222
2010	807	405	1,212
2011	613	405	1,018
Thereafter	605	595	1,200

	$4,682	$3,254	$7,936

Note 5 — Other Assets
     Other Assets are summarized as follows:

	September 30	December 31
	2006	2005
	(In thousands)
Accrued interest:
Mortgage-related securities	$4,267	$4,014
Investment securities	11	117
Loans receivable	8,362	7,589

Total accrued interest	12,640	11,720
Foreclosed properties and repossessed assets	1,368	708
Premises and equipment	49,275	47,588
Federal Home Loan Bank stock, at cost	45,876	48,537
Bank owned life insurance	21,143	20,359
Other	24,341	27,978

	$154,643	$156,890

Note 6 — Deposits
Deposits are summarized as follows:

	September 30	December 31
	2006	2005
	(In thousands)
Checking accounts:
Noninterest-bearing	$100,528	$110,583
Interest-bearing	162,150	174,620

	262,678	285,203

Money market accounts	254,709	271,418
Savings accounts	208,119	224,408
Certificate accounts:
Due within one year	1,182,934	718,634
After one but within two years	134,416	453,386
After two but within three years	58,438	45,496
After three but within four years	41,114	66,397
After four but within five years	9,283	21,880
After five years	—	—

	1,426,185	1,305,793

	$2,151,691	$2,086,822

Note 7 — Borrowings
Borrowings consist of the following:

	September 30		December 31
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)		(Dollars in thousands)
Federal Home Loan Bank advances maturing:
2006	$303,290	3.58%	$607,955	3.35%
2007	104,650	4.08	104,650	4.08
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
2010	—	—	—	—
Thereafter	303,841	4.39	52,166	5.18
Open-line of credit	7,000	5.62	—	—
Other borrowings	—	—	—	—

	$719,806		$765,796

Of the $303.8 million borrowings due after 2010, $50.0 million has a quarterly call provision beginning March 2007 and $200.0 million has a quarterly call provision beginning March 2008.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings at the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by the Company; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one- to -four family mortgage loans; and 97% of certain mortgage-related securities. Our advances are also collateralized by FHLB stock of $45,876 at September 30, 2006 and $48,537 at December 31, 2005.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of September 30, 2006, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
The Bank
As of September 30, 2006:
Total risk-based capital	$422,373	24.57%	$137,508	8.00%	$171,885	10.00%
(to risk-weighted assets)
Tier I capital	410,027	23.85	68,754	4.00	103,131	6.00
(to risk-weighted assets)
Tier I capital	410,027	11.97	137,206	4.00	171,283	5.00
(to average assets)
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
	(In thousands)
As of September 30, 2006:
Equity per Bank records	$450,825	$450,825
Unrealized losses on investments	17,497	17,497
Goodwill and deposit base intangibles, net of deferred taxes	(54,519)	(54,519)
Investment in “nonincludable” subsidiaries	(3,495)	(3,495)
Disallowed servicing assets	(281)	(281)
Allowance for loan losses	12,346	—

Regulatory capital	$422,373	$410,027

Note 9 — Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Basic Earnings Per Share
Net Income	$5,115	$6,912	$15,960	$21,999

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	58,034,253	60,609,649	58,918,771	63,077,362
Allocated ESOP shares for period	81,799	81,799	245,396	245,396
Vested MRP shares for period	63,620	89,079	223,867	339,226

	58,179,672	60,780,527	59,388,034	63,661,984

Basic earnings per share	$0.09	$0.11	$0.27	$0.35

Diluted Earnings Per Share
Net Income	$5,115	$6,912	$15,960	$21,999

Weighted average shares outstanding used in basic earnings per share	58,179,672	60,780,527	59,388,034	63,661,984
Net dilutive effect of:
Stock option shares	1,675,284	1,704,384	1,631,203	1,826,633
Unvested MRP shares	63,825	110,286	60,347	161,324

	59,918,781	62,595,197	61,079,584	65,649,941

Diluted earnings per share	$0.09	$0.11	$0.26	$0.34

Note 10 — Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $38,000 in the third quarter of 2006 and $39,000 in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, contributions made by the Company were $112,000 and $121,000, respectively.
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
The following table sets forth the net periodic benefit cost:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Service cost	$514	$484	$1,542	$1,453
Interest cost	412	401	1,236	1,203
Expected return on plan assets	(553)	(504)	(1,659)	(1,511)
Amortization of prior service cost	25	31	75	93
Amortization of net loss	60	119	180	357

Net periodic benefit cost	$458	$531	$1,374	$1,595

Pension plan assets, which consist primarily of immediate participation guarantee contracts with an insurance company, are actively managed by investment professionals.
The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company.
The Company expects to contribute $777,000 to the Plan during 2006. This amount was determined based on a number of factors including the results of the actuarial valuation report as of January 1, 2006.
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
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan, provided for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001 of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of $3.2056 of which 236,257 shares were subsequently forfeited. No further grants may be made under the 2001 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of stock options to 4,106,362 shares and MRP awards up to 1,642,521 shares. In May 2004, options for 2,382,000 shares were granted of which 4,800 shares were subsequently forfeited and 955,000 MRP shares were granted of which 3,600 shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. Total unvested outstanding MRP grants had a fair value of $7.5 million at September 30, 2006. The MRP grants are being amortized to compensation expense as employees become vested in the awarded shares.
The amount of MRP awards amortized to expense was $570,000 for the third quarter of 2006 as compared to $655,000 for the same period in 2005 and $1.8 million for the first nine months of 2006 as compared to $2.5 million for the same period in 2005.
In total, options for 4,677,896 shares remain outstanding at September 30, 2006, of which options for 3,250,296 shares were vested. In addition, since inception of the plans, options for 1,563,169 shares were exercised and options for 241,057 shares have been forfeited.
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
Historically, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally did not recognize compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method reduced Bank Mutual’s third quarter of 2006 net income by $47,000 and, assuming no additional option grants, will reduce fourth quarter of 2006 net income by $51,000.

The estimated fair value of each option granted prior to January 1, 2006 is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Risk-free interest rate	4.81 — 5.30%	4.81 — 5.30%	4.81 — 5.30%	4.81 — 5.30%
Dividend yield	2.00%	2.00%	2.00%	2.00%
Expected stock volatility	11.76 — 26.30%	11.76 — 26.30%	11.76 — 26.30%	11.76 — 26.30%
Expected years until exercise	3.25 — 7.50	4.25 - 8.50	3.25 — 7.50	4.25 - 8.50
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
The Company accounted for the stock options in accordance with APB Opinion 25 prior to January 1, 2006, as was allowed under FAS No. 123, and, therefore, no compensation cost has been recognized in connection with stock options granted in the three and nine months ended September 30, 2005. See Note 12 regarding accounting changes which will be effective in 2006. Pursuant to FAS No. 123 disclosure requirements as amended by FAS No. 148, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	For the Three Months Ended	For the Nine Months Ended
	September 30	September 30
	2005	2005
	(Dollars in thousands)	(Dollars in thousands)
Net income:
As reported	$6,912	$21,999
Pro forma	$6,677	$21,294
Basic earnings per share:
As reported	$0.11	$0.35
Pro forma	$0.11	$0.33
Diluted earnings per share:
As reported	$0.11	$0.34
Pro forma	$0.11	$0.32

Note 11 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at September 30, 2006 and December 31, 2005 are as follows:

	September 30	December 31
	2006	2005
	(In thousands)
Unused consumer lines of credit	$156,010	$153,133
Unused commercial lines of credit	21,556	16,523
Commitments to extend credit:
Fixed rate	14,620	18,569
Adjustable rate	37,089	49,380
Undisbursed commercial loans	4,597	5,930
Forward commitments to sell mortgage loans of $8.9 million at September 30, 2006 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $3.9 million of forward commitments at December 31, 2005.
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

In July 2006, the FASB issued Interpretation No. 48 which clarifies the “Accounting for Uncertainty in Income Taxes” in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Bank Mutual is reviewing this interpretation; however, it is anticipated that it will not have a material impact on the Company’s financial position, results of operations, or liquidity.
In September 2006, the FASB issued FASB No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106, and 132(R)” which significantly changes the rules for reporting the obligations and expenses of pension plans, nonqualified deferred compensation plans and other post retirement benefits. FASB No. 158 is effective for fiscal years ending after December 15, 2006. Bank Mutual is reviewing the interpretation; however, it is anticipated that it will not have a material impact on the Company’s financial position, results of operations, or liquidity.
Note 13 — Reclassifications
Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This document contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements, and any discussions of periods after the quarter for which this report is filed, are also forward looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of Bank Mutual’s loan and investment portfolios; changes in petroleum prices; changes in real estate values; other general economic and political developments; and other factors referred to in the reports filed by the Company with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 1A of the Company’s 2005 Annual Report on Form 10-K).
Significant Accounting Policies
There are a number of accounting policies that we established which require us to use our judgment and make estimates. Some of the more significant policies are as follows:
•	Establishing the amount of the allowance for loan losses requires the use of our judgment. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. If we misjudge a major component and experience a loss, it will likely affect our earnings. Developments affecting loans can also cause the allowance to vary significantly between quarters. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

•	Another valuation that requires our judgment relates to mortgage servicing rights. Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The capitalized value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

•	We also use our judgment in the valuation of other intangible assets (core deposit base intangibles). Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

•	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

•	The assessment of our tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions, regulatory actions and regulatory positions or interpretations, or changes in positions of federal and state taxing authorities will not differ from management’s current assessment. The impact of these matters could be significant to the consolidated results of operations and reported earnings.
Comparison of Financial Condition at September 30, 2006 and December 31, 2005
Total Assets. The Company’s total assets increased $28.4 million in the first nine months of 2006. Total assets at September 30, 2006 were $3.5 billion as compared to $3.4 billion at December 31, 2005. The increase was largely attributed to the growth in the loan portfolio.
Cash and Cash Equivalents. Cash and cash equivalents decreased $29.2 million in the first nine months of 2006 primarily as a result of using funds which we previously maintained as short-term interest earning deposits to fund loan originations.
Securities Available-for-Sale. Investment securities decreased $15.0 million in the first nine months of 2006 primarily as a result of maturing investments.

Mortgage-related securities decreased $2.7 million primarily as a result of the use of cash flows from mortgage-related securities to fund loan originations and to pay off borrowings. This decrease was partially offset by borrowing $100.0 million in the first quarter of 2006 and investing those proceeds into mortgage-related securities.
Loans Held for Sale. Loans held for sale increased $2.4 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell some of our 15 year fixed rate mortgage loan originations. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those loans have characteristics which historically have indicated that they will be outstanding for a relatively short period of time. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.
Loans Receivable. Loans receivable increased $75.8 million in the first nine months of 2006, primarily as a result of an increase in the mortgage loan portfolio partially offset by a reduction in the consumer and commercial business loan portfolio.
The mortgage loan portfolio increased $122.9 million in the first nine months of 2006 primarily as a result of an increase in the one-to-four family and construction and development loan portfolios. The one-to-four family mortgage loans increased $87.5 million in the first nine months of 2006 primarily as a result of an increase in adjustable rate mortgage loan originations, continued correspondent mortgage loan purchases, and decreased prepayments. We have supplemented our mortgage loan originations by purchasing mortgage loans (almost all are adjustable rate mortgage loans) from various Wisconsin sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desktop underwriting standards and conform to our underwriting standards.
We also have $184.0 million of adjustable interest only mortgage loans in our one- to -four family mortgage loan portfolio at September 30, 2006. These mortgage loans were either originated by our bank office network or purchased from our correspondents. The interest only provision is only for the initial fixed rate period (normally three or five years) and after this initial period, principal payments begin. Underwriting standards for this type of loan are higher than for traditional amortizing mortgage loans.
Multi-family mortgage loans decreased $1.7 million in the first nine months of 2006 primarily as a result of prepayments. The construction and development mortgage loan portfolio increased $41.9 million in the nine months ended September 30, 2006 primarily as the result of increased single-family, commercial real estate, and multi-family construction mortgage loan originations.
The commercial real estate portfolio decreased $4.8 million in the first nine months of 2006 primarily as a result of prepayments of commercial real estate loans. The increased prepayments are a result of sales of properties and some competitor institutions’ pricing and/or offering terms that we chose not to match.
The consumer loan portfolio decreased $25.4 million in the first nine months of 2006, primarily as a result of decreases in the automobile and fixed home equity portfolios, partially offset by increases in the student loan, home equity lines of credit, and home improvement portfolios. The home equity decreases were primarily the result of lower home equity originations. These originations were lower primarily as a result of increased interest rates offered on these products. In addition, we have discontinued indirect originations of automobile loans through Savings Financial Corporation, our 50% owned subsidiary, in the second quarter of 2006 as a result of reduced profitability of these products.
The commercial business loan portfolio decreased $2.9 million primarily as a result of payoffs of existing commercial business loans partially offset by new originations.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		(In thousands)
Originations
Mortgage loans:
One- to four-family	$60,693	$75,733	$167,941	$215,662
Multi-family	29,674	15,696	62,531	41,904
Commercial real estate	9,552	20,190	40,978	46,648

Total mortgage loans	99,919	111,619	271,450	304,214
Consumer loans	42,499	65,451	126,287	172,579
Commercial business loans	15,912	9,876	32,461	32,440

Total loan originations	158,330	186,946	430,198	509,233

Purchases:
One-to four-family mortgage loans	44,814	67,853	140,792	205,137

Total loans purchased	44,814	67,853	140,792	205,137

Total loans originated and purchased	$203,144	$254,799	$570,990	$714,370

Management will continue to emphasize consumer, multi-family and non-residential mortgage loan and commercial business loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans. Further, we cannot assure that we will be able to increase this portfolio.
Other Assets. Other assets decreased $2.2 million, during the first nine months of 2006. This decrease is primarily the result of a decrease in Federal Home Loan Bank of Chicago stock and other miscellaneous assets.
Deposits. Deposits increased $64.9 million in the first nine months of 2006 primarily as a result of growth in retail certificates of deposits and jumbo deposits. Jumbo deposits increased $14.5 million in the first nine months of 2006 primarily as a result of our emphasis on these deposits since they were less expensive and obtained more quickly than retail deposits. We believe competition for retail deposits has been strong which has increased the cost of those deposits more than what deposits costs would have otherwise increased in the current rising interest rate environment. We also believe that deposit growth (or shrinkage) for the balance of 2006 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.
Borrowings. Borrowings decreased $46.0 million in the nine months of 2006 as a result of paying off a portion of a maturing borrowing.
Of our borrowings, approximately $303.3 million will mature early in the fourth quarter of 2006. We anticipate paying off a small portion of this borrowing with funds generated from payments or prepayment of investments or generated by deposit growth. To the extent that the cash flows from investments are not sufficient to pay off these borrowings, we expect to replace these borrowings with new borrowings at the Federal Home Loan Bank of Chicago (“FHLB”). However, we cannot assure that

FHLB borrowings or other sources of financing will be available or that the terms of any financing will be attractive or acceptable to us.
Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $29.2 million in the nine months of 2006. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. These payments increase during the course of the calendar year until real estate tax obligations are primarily paid out in December of 2006 or January of the next year.
Other liabilities decreased $2.8 million primarily as a result of decreases to a number of other liability accounts.
Shareholders’ Equity. Shareholders’ equity decreased $17.0 million in the first nine months of 2006, primarily as a result of stock repurchases, cash dividends paid, and an increase in other comprehensive losses partially offset by our net income, amortization of share based stock plans, exercise of stock options and the accrual for vesting of ESOP shares.
During the nine months ended September 30, 2006, the Company repurchased 2,396,333 shares at an average price of $11.24 per share. There were no stock repurchases in the third quarter of 2006. The Board of Directors authorized a fourth stock repurchase program on May 1, 2006 for 3,000,000 shares. This stock repurchase program represented approximately 4.9% of outstanding shares at that date; 869,452 shares have now been purchased under that plan at an average price of $11.20 per share.
The stock repurchase programs have the effect of lowering capital, which does not have an interest cost. Management nonetheless determined that, at the price offered, it was appropriate to repurchase shares as a result of the Company’s very strong capital position which had resulted from the sale of stock in connection with the Company’s 2003 full conversion transaction.
Comprehensive losses (net of tax) increased as a result of marking the available-for-sale investments to current market value; decreases in value resulted from recent increases in market interest rates.
In addition, a cash dividend of $0.075 per share was paid September 1, 2006 to shareholders of record on August 17, 2006. The dividend payout ratio was 77.2% in the first nine months of 2006.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At September 30	At December 31
	2006	2005
	(Dollars in thousands)
Non-accrual mortgage loans	$5,711	$2,214
Non-accrual consumer loans	725	616
Non-accrual commercial business loans	1,584	2,517
Accruing loans delinquent 90 days or more	512	487

Total non-performing loans	8,532	5,834

Foreclosed properties and repossessed assets, net	1,368	708

Total non-performing assets	$9,900	$6,542

Non-performing loans to total loans	0.41%	0.29%

Non-performing assets to total assets	0.29%	0.19%

Additional interest income that would have been recognized if non-accrual loans had been current	$326	$1,159

Allowance for loan losses as a percent of non-performing assets	124.71%	184.81%

Total non-performing loans increased as of September 30, 2006, as compared to December 31, 2005, primarily as a result of six non-performing commercial real estate loans, to one borrower, becoming non-performing in the second quarter of 2006 and five commercial real estate loans, to another borrower, becoming non-performing in the third quarter of 2006. We believe, that even with the non-accrual mortgage loan increase in the first nine months of 2006, our non-accrual mortgage loans are at a low dollar amount when compared to other financial institutions. Currently, we believe that we have an adequate reserve established for this borrower and that the collateral securing these loans is adequate.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Balance at the beginning of the period	$12,090	$13,923
Provisions for the period	297	541
Charge-offs:
Mortgage loans	—	—
Consumer loans	(229)	(327)
Commercial business loans	—	(2,104)

Total charge-offs	(229)	(2,431)

Recoveries:
Mortgage loans	—	—
Consumer loans	50	49
Commercial business loans	138	8

Total recoveries	188	57

Net recoveries (charge-offs)	(41)	(2,374)

Balance at the end of the period	$12,346	$12,090

Net charge-offs to average loans	0.00%	(0.12%)

Allowance as a percent of total loans	0.60%	0.61%

Allowance as a percent of non-performing loans	144.70%	207.23%

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
The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multifamily and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical commercial real estate, development and commercial loan tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single family loans. Depending on the type of commercial loan, the collateral may appeal only to a specialized group of people or businesses and, therefore, limit the number of potential buyers of the collateral, or in the case of collateral that is comprised of inventory and equipment, the liquidation of the collateral may be more uncertain. As a result of applying the methodologies described above in accordance with GAAP, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans may decrease even though non-

performing loans may increase; however, the Bank carefully monitors these factors and applies them consistently from period to period, which may lead to such results. To the extent required in the future, the Bank will make appropriate increases. See “Non-performing Loans” for factors affecting some particular loans which affected the loan loss provisions for the periods discussed. Also, see “Significant Accounting Policies” for a discussion on the use of judgment in determining the amount of the allowance for loan losses.
Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding the Company’s financial condition and net interest income at and for the three and nine months ended September 30, 2006 and 2005. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended September 30
	2006				2005
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,066,614		$30,210	5.85%	$2,000,593		$27,422	5.48%
Mortgage-related securities	1,145,523		12,754	4.45	1,228,793		12,871	4.19
Investment securities (2)	95,094		946	3.98	111,253		1,073	3.86
Interest-earning deposits	10,348		129	4.99	15,264		124	3.25
Federal funds	34,342		459	5.35	11,364		101	3.56

Total interest earning assets	3,351,921		44,498	5.31	3,367,267		41,591	4.94
Noninterest-earning assets	151,096				157,916

Total average assets	$3,503,017				$3,525,183

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$213,630		228	0.43	$247,801		266	0.43
Money market accounts	255,632		1,918	3.00	277,685		1,543	2.22
Interest-bearing demand accounts	161,230		87	0.22	167,334		88	0.21
Time deposits	1,393,685		15,900	4.56	1,210,441		10,923	3.61

Total deposits	2,024,177		18,133	3.58	1,903,261		12,820	2.69
Advance payments by borrowers for taxes and insurance	26,951		8	0.12	26,593		9	0.14
Borrowings	801,666		7,450	3.72	899,611		7,503	3.34

Total Interest-bearing liabilities	2,852,794		25,591	3.59	2,829,465		20,332	2.87

Noninterest-bearing liabilities:
Noninterest-bearing deposits	94,781				104,422
Other noninterest-bearing liabilities	42,047				33,681

Total noninterest-bearing liabilities	136,828				138,103

Total liabilities	2,989,622				2,967,568
Shareholders’ equity	513,395				557,615

Total average liabilities and equity	$3,503,017				$3,525,183

Net interest income and net interest rate spread (3)			$18,907	1.72%			$21,259	2.07%

Net interest margin (4)				2.26%				2.53%

Average interest-earning assets to average interest-bearing liabilities	1.17	x			1.19	x

AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID

	Nine Months Ended September 30
	2006				2005
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,036,055		$87,723	5.74%	$1,960,789		$79,538	5.41%
Mortgage-related securities	1,148,846		37,790	4.39	1,238,515		39,452	4.25
Investment securities (2)	104,310		2,802	3.58	114,330		3,191	3.72
Interest-earning deposits	11,311		362	4.27	11,532		235	2.72
Federal funds	29,199		1,077	4.92	3,830		101	3.52

Total interest earning assets	3,329,721		129,754	5.19	3,328,996		122,517	4.91
Noninterest-earning assets	146,415				166,436

Total average assets	$3,476,136				$3,495,432

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$218,438		694	0.42	$248,523		795	0.43
Money market accounts	259,848		5,696	2.92	286,536		3,607	1.68
Interest-bearing demand accounts	163,170		258	0.21	168,609		281	0.22
Time deposits	1,351,985		43,239	4.26	1,168,049		30,397	3.47

Total deposits	1,993,441		49,887	3.33	1,871,717		35,080	2.50
Advance payments by borrowers for taxes and insurance	17,301		16	0.12	16,903		17	0.13
Borrowings	808,735		22,023	3.63	879,103		20,691	3.14

Total Interest-bearing liabilities	2,819,477		71,926	3.40	2,767,723		55,788	2.69

Noninterest-bearing liabilities:
Noninterest-bearing deposits	97,464				104,473
Other noninterest-bearing liabilities	29,626				34,023

Total noninterest-bearing liabilities	127,090				138,496

Total liabilities	2,946,567				2,906,219
Shareholders’ equity	529,569				589,213

Total average liabilities and equity	$3,476,136				$3,495,432

Net interest income and net interest rate spread (3)			$57,828	1.79%			$66,729	2.22%

Net interest margin (4)				2.32%				2.67%

Average interest-earning assets to average interest-bearing liabilities	1.18	x			1.20	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

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

	Nine Months Ended
	September 30, 2006 Compared to September 30, 2005
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$3,218	$4,967	$8,185
Mortgage-related securities	(2,933)	1,271	(1,662)
Investment securities	(272)	(117)	(389)
Interest-earning deposits	(5)	132	127
Federal funds	936	40	976

Total	944	6,293	7,237

Interest-bearing liabilities:
Savings deposits	(82)	(19)	(101)
Money market deposits	(364)	2,453	2,089
Interest-bearing demand deposits	(9)	(14)	(23)
Time deposits	5,233	7,609	12,842

Total deposits	4,778	10,029	14,807
Advance payments by borrowers for taxes and insurance	—	(1)	(1)
Borrowings	(1,745)	3,077	1,332

Total	3,033	13,105	16,138

Net change in net interest income	$(2,089)	$(6,812)	$(8,901)

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005
General. Net income was $5.1 million for the third quarter of 2006 as compared to $6.9 million for the third quarter of 2005 and $16.0 million for the nine months ended September 30, 2006 as compared to $22.0 million for the nine months ended September 30, 2005. The decreases for both periods were primarily the result of the net interest margin compression. The earnings decreases were partially offset by increases in interest income resulting from a larger loan portfolio, and higher yield on interest earning assets.
Short term interest rates being higher than or equal to long term interest rates, the increased competition for deposits and the increased costs of deposits and borrowings put pressure on our net interest margin and, looking forward, these factors are likely to continue to negatively affect our operating results in coming periods.
Total Interest Income. Total interest income increased $2.9 million, or 7.0%, to $44.5 million in the third quarter of 2006 as compared to $41.6 million for the same period in 2005 and increased $7.2 million, or 5.9%, to $129.8 million for the nine months ended September 30, 2006 as compared to $122.5 million for the same period in 2005. These increases were primarily the result of the increased average dollars outstanding in the loan portfolio and the increased yield on the loan portfolio.
Interest income on loans increased $2.8 million, or 10.2%, to $30.2 million in the third quarter of 2006 as compared to $27.4 million for the third quarter of 2005 and increased $8.2 million, or 10.3%, to $87.7 million in the first nine months of 2006 as compared to $79.5 million for the same period in 2005. These increases were the result of increased average dollars outstanding in the loan portfolio and the increased yield on the loan portfolio.
Total loan originations and purchases in the third quarter of 2006 were $203.1 million as compared to $254.8 million in the third quarter of 2005 and $571.0 million in the first nine months of 2006 as compared to $714.4 million in the first nine months of 2005. These decreases were primarily the result of reduced correspondent mortgage loan purchases, and reduced retail loan originations. Retail loan originations decreased as the result of increased interest rates on loans and decreased consumer demand for loans. These reduced loan originations were offset by reduced loan prepayments which allowed the total loan portfolio to grow.
Interest income on investments decreased in the third quarter of 2006 and in the first nine months of 2006 primarily as a result of reduced average dollars of investments outstanding. In addition, interest income on investments decreased for the nine months ended September 30, 2006, as a result of reduced yields on these investments.
Interest income on mortgage-related securities decreased $117,000 for the third quarter of 2006 as compared to the third quarter of 2005 and decreased $1.7 million in the first nine months of 2006 as compared to the same period in 2005. For the third quarter of 2006 and the first nine months of 2006, the average dollar amount of mortgage-related securities outstanding decreased, partially offset by an increase in the yield on the portfolio.
Interest income on deposits (which includes federal funds) increased $363,000 for the third quarter of 2006 and $1.1 million for the nine months ended September 30, 2006 as the result of increased average dollars outstanding and increased yield on those deposits. Short-term deposits were used to invest excess cash in anticipation of reducing borrowings or funding loan originations.

Total Interest Expense. Total interest expense increased $5.3 million, or 25.9%, to $25.6 million in the third quarter of 2006 and $16.1 million, or 28.9%, to $71.9 million in the first nine months of 2006 as compared to the same periods in 2005. These increases were primarily the result of an increase in the interest rates paid on deposits and borrowings and an increase in the average deposits outstanding.
Interest expense on deposits increased $5.3 million, or 41.4%, in the third quarter of 2006 and $14.8 million, or 42.2%, in the first nine months of 2006 as a result of increased cost of deposits and, to a lesser extent, growth in time deposits. As market rates increased and deposit interest rates offered by competitors increased, it was necessary to increase the interest rates we offered to retain existing deposits and attract new deposits. In addition, as deposit offering interest rates increase, deposits that were in lower interest rate deposits will move to higher interest rate time deposits.
Interest expense on borrowings decreased $53,000, or 0.7%, in the third quarter of 2006 and increased $1.3 million, or 6.4%, in the first nine months of 2006 as compared to the same periods in 2005. The decrease in interest expense on borrowings in the third quarter of 2006 was the result of reduced borrowings outstanding partially offset by an increase in the cost of borrowings. The increase for the first nine months of 2006 was the result of the increased cost of borrowing partially offset by the decrease in the borrowings outstanding. Average borrowings were reduced in both periods as a result of deposit growth and using the cash flows from investments.
Net Interest Income. Net interest income decreased $2.4 million, or 11.1%, in the third quarter of 2006 and $8.9 million, or 13.3%, in the first nine months of 2006 compared to the same periods in 2005. The primary reason for the decreases was the result of the increased cost of deposits and borrowings and increased average dollar amount of deposits partially offset by an increase in the yield and dollar amount outstanding in the loan portfolio.
The net interest margin for the third quarter of 2006 was 2.26% as compared to 2.53% for the same period in 2005 and 2.32% for the first nine months of 2006 as compared to 2.67% for the first nine months of 2005.
The decrease in net interest margin for both periods was primarily the result of the increasing deposit interest rate environment (in which deposits repriced more quickly than loans) and the effects of our stock repurchase program. The funds used to repurchase stock resulted in a change from zero cost capital to increased interest-bearing borrowings and/or reduced interest-earning assets.
The current market interest rate environment of short term interest rates being higher than long term interest rates places ongoing pressure on our net interest rate margin. Specifically, the flattened or inverted yield curve, reduces our ability to price our loan offerings at interest rates that would allow us to increase the yield on our loan portfolio faster than the increase in our cost of funds. In addition, increased competition for deposits and the increased cost of borrowings to fund our stock repurchases have also put pressure on our net interest margin. Going forward, we expect the interest rate yield curve to continue to remain flat or inverted in the near term and thus continue to negatively affect our operating results in coming periods.
Provision for Loan Losses. Provision for loan losses was $178,000 for the third quarter of 2006 compared to $92,000 for the third quarter of 2005 and $297,000 in the nine months ended September 30, 2006 as compared to $479,000 for the same period in 2005. The increase in the provisions for loan losses in the third quarter of 2006 was primarily the result of an increase in non-accrual mortgage loans, growth in the loan portfolio and more specifically, growth in the commercial business loan portfolio. The decrease for the first nine months of 2006 was primarily the result of growth in our one- to four-family mortgage loan portfolio which has a relatively smaller risk for loss, and a decrease in the commercial business loan portfolio, which has a higher risk for loss, partially offset by an increase in non-performing mortgage loans. The total allowances for loan losses at September 30, 2006 was $12.3 million, or 144.7% of total non-performing loans as compared to $12.1 million, or 207.2%, of non-

performing loans at December 31, 2005. The loan loss allowance was 0.60% of total loans at September 30, 2006 as compared to 0.61% of total loans at December 31, 2005.
Noninterest Income. Total noninterest income increased $253,000 in the third quarter of 2006 and increased $38,000 in the first nine months of 2006 as compared to the same periods in 2005. The increase in the third quarter of 2006 and the first nine months of 2006 was the result of increased service charges on deposits and an increase in other noninterest income partially offset by reduced gains on the sales of loans and, for the nine months ended September 30, 2006, reduced gains on the sales of investments.
Service charges on deposits increased $394,000 in the third quarter of 2006 and $862,000 in the first nine months of 2006 as a result of an increase in the number of checking account overdrafts, an increase in our overdraft fee and a change in our overdraft policy for transactions at ATMs and point of sale.
Brokerage and insurance commissions decreased $24,000 in the third quarter of 2006 and $83,000 in the first nine months of 2006 primarily as a result of decreased securities sales. We have emphasized annuity sales which have increased modestly in 2006 as compared to 2005 however, we have experienced a decrease in security sales in 2006 which we believe is attributed to decreased internal referrals of customers for security sales. We continue to look for additional opportunities to expand this segment of our business.
Loan related fees and servicing income increased $87,000 in the third quarter of 2006 and $122,000 the first nine months of 2006 primarily as a result of a reduction in the amortization of originated mortgage servicing rights on mortgage loans that are sold. As market interest rates increase, the average lives of these mortgage loans tend to increase, thereby reducing the amortization of mortgage servicing rights.
Gains on sales of investments decreased $83,000 in the third quarter of 2006 and $776,000 in the first nine months of 2006 as compared to the same periods in 2005. In the third quarter of 2005, a sale of some stock resulted in the $83,000 gain and for the nine months ended September 30, 2005 the gain of $1.5 million was primarily the result of a regional ATM network that we had some ownership. The gain on the sale of investments for the first nine months of 2006 was the result of a gain on the sales of equity investments.
Gains on the sales of loans decreased $225,000 in the third quarter of 2006 and $521,000 in the first nine months of 2006 as compared to the same periods in 2005 primarily as a result of decreased fixed rate mortgage loan originations. We sell some of our 15 year fixed rate mortgage loans to the secondary market. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those certain loans have characteristics which historically have indicated that these loans will be outstanding for a relatively short period. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.
Other noninterest income increased $104,000 in the third quarter of 2006 and $434,000 in the first nine months of 2006 primarily as a result of increased fees on debit card usage, bank owned life insurance income, fees from our agent check program and other noninterest income items.
Noninterest Expense. Total noninterest expense increased $417,000 in the third quarter of 2006 and $93,000 in the first nine months of 2006 as compared to the same periods in 2005. The increases were primarily the result of increased costs associated with the new offices that were opened in the first nine months of 2006 and an increase in other expenses.
Compensation, payroll taxes, and other employee benefits decreased $43,000 in the third quarter of 2006 and $602,000 in the first nine months of 2006 as compared to the same periods in 2005. The decrease for both periods was primarily the result of not accruing for a short-term management incentive plan in 2006 and the completion of the vesting for awards made under the 2001 restricted stock plan. In addition, the decrease for the nine months ended September 30, 2006 reflected the result of additional $417,000 of compensation in the first quarter of 2005 related to a former bank officer’s disability and subsequent retirement. The short-term management incentive plan’s expense accrual was eliminated as a result of not expecting to meet the threshold amounts for a payout of the incentive. These decreases were partially offset by a stock option expense of $73,000 for the third quarter of 2006 and $510,000 for the first nine months of 2006 in accordance with FASB 123(R), an increase in health care costs and a decrease in the deferral of loan origination costs.
Occupancy and equipment expense increased $34,000 in the third quarter of 2006 and $119,000 in the first nine months of 2006 primarily as the result of increased real estate taxes on our existing offices, the addition of new offices and increased utility costs.
Other expenses increased $426,000 in the third quarter of 2006 and $576,000 in the first nine months of 2006 primarily as a result of increased marketing expenses, payments of insurance deductibles related to robberies, losses on checking accounts attributed to our new check card overdraft policy, and consulting fees.
Income Taxes. The effective tax rate for the third quarter of 2006 was 35.5% as compared to 34.4% for the third quarter of 2005 and 35.3% for the nine months ended September 30, 2006 as compared to 34.2% for the same period in 2005.
Bank owned life insurance income is permanently tax deferred if the policy is held to the participant’s death and other conditions are met. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.
Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state bank subsidiaries. The Department has asserted the position that some or all of the income of the out of state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many such organizations, including our Nevada subsidiaries; its audit of Bank Mutual and its Nevada subsidiaries has not yet been concluded, and the Department has not asserted a claim against the Bank or its subsidiaries. The Department has requested, and received, an extension of the statutes of limitations for the years under review.
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
Net Income. As a result of the foregoing factors, net income for the three months ended September 30, 2006 was $5.1 million, a 26.0% decrease from the comparable period in 2005 and for the nine months ended September 30, 2006 was $16.0 million, a 27.5% decrease from the nine months ended September 30, 2005. Diluted earnings per share decreased 18.2% in the third quarter of 2006 as compared to 2005 and 23.5% in the first nine months of 2006 as compared to 2005. Earnings per share decreased at a slower rate than net income due to the effects of the Company’s stock repurchases which substantially reduced the average number of shares outstanding for the third quarter of 2006 and first nine months of 2006 as compared to the same periods in 2005.
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
Outlook
(The following are forward looking statements; see “Cautionary Statements” above)
Bank Mutual Corporation’s management has identified a number of factors which may affect the Company’s operations and the results in the rest of 2006 and early 2007. They are as follows:
•	The fourth quarter of 2006 and early 2007 may provide an environment of an economic slow down and a continued flat or inverted interest rate yield curve. If that is the case, there are a number of effects that Bank Mutual, like other financial institutions, would likely experience.
•	Loan originations could decrease, along with related fee income.

•	A slow down in the appreciation of the value of real estate or even a decrease in value may occur. This price action could negatively affect the volume of home sales, which in turn could affect mortgage loan originations and prepayments. It may also impact the quality of some of our loans which may result in increased delinquencies and lower collateral value.
•	A flat or inverted yield curve will also likely continue to affect our net interest margin. The net interest margin would continue to be compressed as a result of the cost of deposits and borrowings rising faster than the yield on loans. Such a compression could negatively affect our net income as compared to prior periods.

•	Bank Mutual will continue to further emphasize consumer loans, and commercial real estate and commercial business loans, all of which can present a higher risk than residential mortgages. However, market conditions also may continue to affect our ability to increase our loan portfolio with these types of loans.
•	Like many Wisconsin financial institutions, Bank Mutual has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state investment subsidiaries. The Department may take the position that all or some of the income of the out of state subsidiaries is taxable in Wisconsin, which may be challenged by financial institutions in the state. The Department has informed banks generally of potential settlement parameters relating to these issues, even where the Department has not asserted a claim. We have received certain information from the Department and are continuing to evaluate its position and our potential alternatives under our particular circumstances. However, a determination on how to proceed will depend in part on further communication from and actions by the Department. Depending upon the circumstances, an adverse resolution of this matter could result in tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of Bank Mutual Corporation.
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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first nine months of 2006, mortgage-related securities prepayments were reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Cash and cash equivalents decreased $29.2 million during the first nine months of 2006. Investing activities utilized $60.1 million of cash, primarily as a result of purchasing mortgage-related securities, and an increase in loans receivable. These uses were partially offset by principal repayments on mortgage-related securities. Cash provided by financing activities of $7.1 million resulted primarily from an increase in deposits, long term borrowings, and advance payments by borrowers for taxes and insurance partially offset by repayment of short-term borrowings, the purchase of treasury stock, and payment of cash dividends on the Company’s stock. See above under “Comparison of Financial Condition at September 30, 2006 and December 31, 2005—Borrowings” for a discussion of the Company’s plans relating to the refinancing of its borrowings which come due in 2006. Net cash provided by operating activities of $23.7 million consisted primarily of proceeds from loan sales, net income, amortization of cost of stock benefit plans and a decrease in other assets partially offset by the loans originated for sale.
At September 30, 2006, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At September 30, 2006, the Bank had a total risk-based capital ratio of 24.6% and a leverage ratio of 12.0%. See Notes to Unaudited Consolidated Financial Statements – “Note 8 — Shareholders’ Equity.”
From time to time, the Company repurchases shares of common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. Management believes that the repurchases of shares were appropriate in view of the Company’s very strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. In the third quarter of 2006, the Company has not repurchased any shares. For the first nine months of 2006, we repurchased 2,396,333 shares. The Board of Directors authorized a fourth stock repurchase program on May 1, 2006 for 3,000,000 additional shares, representing approximately 4.9% of outstanding shares at that date. At September 30, 2006, 869,452 of these shares had been repurchased at an average price of $11.20 per share.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of September 30, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$725,506	$—	$—	$—	$725,506
Certificates of deposits	1,182,934	192,854	50,397	—	1,426,185
Borrowed funds (a)	414,940	1,025	—	303,841	719,806
Operating leases	1,069	1,586	692	439	3,786
Purchase obligations	2,160	4,320	1,260	—	7,740
Non-qualified retirement plans and deferred compensation plans	615	2,027	2,570	9,849	15,061

(a)	Excludes interest to be paid in the periods indicated.
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
The following table details the amounts and expected maturities of significant commitments as of September 30, 2006.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
		(In thousands)
Commitments to extend credit:
Commercial	$8,111	$—	$—	$—	$8,111
Residential real estate	43,599	—	—	—	43,599
Revolving home equity and credit card lines	156,010	—	—	—	156,010
Standby letters of credit	135	—	—	—	135
Commercial lines of credit	21,556	—	—	—	21,556
Undisbursed commercial loans	4,597	—	—	—	4,597
Net commitments to sell mortgage loans	8,867	—	—	—	8,867
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
At September 30, 2006, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $704.6 million. For additional information, see “Comparisons of Financial Condition at September 30, 2006 and December 31, 2005 — Borrowings.” This represents a negative cumulative one-year interest rate sensitivity gap of 20.4%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 65.5%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
i)	Investment securities — based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities — based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans — based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments.

iv)	Deposits — based upon contractual maturities and historical decay rates.

v)	Borrowings — based upon final maturity or call dates, whichever is earlier.

	At September 30, 2006
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$40,647	$94,832	$192,948	$106,447	$131,647	$566,521
Adjustable	113,003	341,541	364,010	195,223	3,567	1,017,344
Consumer loans	100,070	122,695	139,677	50,144	28,829	441,415
Commercial business loans	10,482	17,789	21,712	3,848	547	54,378
Interest-earning deposits	1,181	—	—	—	—	1,181
Investment securities	49,218	—	—	—	—	49,218
Mortgage-related securities:
Fixed	68,088	201,251	377,420	156,379	176,588	979,726
Adjustable	132,278	—	—	—	—	132,278
Other interest-earning assets	45,876	—	—	—	—	45,876

Total interest-earning assets	560,843	778,108	1,095,767	512,041	341,178	3,287,937

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	4,368	11,997	25,170	17,641	41,352	100,528

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	7,046	19,353	40,604	28,458	66,676	162,137
Savings accounts	10,629	28,565	56,757	36,986	75,182	208,119
Money market accounts	254,427	—	—	—	—	254,427
Time deposits	318,498	891,201	160,597	50,198	—	1,420,494
Advance payments by borrowers for taxes and insurance	31,731	—	—	—	—	31,731
Borrowings	310,481	155,274	202,910	2,108	49,033	719,806

Total interest-bearing and noninterest-bearing liabilities	937,180	1,106,390	486,038	135,391	232,243	2,897,242

Interest rate sensitivity gap	$(376,337)	$(328,282)	$609,729	$376,650	$108,935	$390,695

Cumulative interest rate sensitivity gap	$(376,337)	$(704,619)	$(94,890)	$281,760	$390,695

Cumulative interest rate sensitivity gap as a percentage of total assets	(10.88)%	(20.37)%	(2.74)%	8.14%	11.29%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	59.84%	65.52%	96.25%	110.57%	113.49%

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2006. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)			(Dollars in thousands)
+300	$330,299	$(222,276)	(40.2)%	10.55%	(35.0)%
+200	406,277	(146,298)	(26.5)	12.62	(22.3)
+100	478,508	(74,067)	(13.4)	14.46	(11.0)
0	552,575	—	—	16.24	—
-100	592,789	40,214	7.3	17.07	5.1
-200	594,593	42,018	7.6	16.87	3.9
-300	582,449	29,874	5.4	16.32	0.5
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of shares by the Company during the third quarter of 2006.

			Total number
			of shares	Maximum
			purchased as	number of
			part of	shares that
			publicly	may yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs
July 1 — July 31, 2006	—	$—	—	2,130,548
August 1 — August 31, 2006	7,915	12.15	—	2,130,548
September 1 — September 30, 2006	1,136	12.415	—	2,130,548

Total	9,051	$12.183

Shares were not repurchased pursuant to the publicly announced stock repurchase program; rather, they were acquired by the Company as shares turned in as consideration for the exercise of stock options under the Company’s stock option plans.
Item 6. Exhibits
(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)

Date: November 3, 2006

Michael T. Crowley, Jr. Chairman, President and Chief Executive Officer

Date: November 3, 2006

Rick B. Colberg Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended September 30, 2006

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