Form 10-K
period 2006-12-31
BANK MUTUAL CORP
filed 2007-03-15
CIK 1123270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number: 000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4949 West Brown Deer Road, Milwaukee, WI	53223

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 354-1500
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 Par Value
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
NONE
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
Yes ☐      No ☑
As of February 28, 2007, 59,235,654 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $12.22 last sale price quotation on The NASDAQ Global Select MarketSM on June 30, 2006, the end of our second fiscal quarter) held by non-affiliates (excluding shares reported as beneficially owned by directors and executive officers and unallocated shares of the Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $667.3 million.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated

Proxy Statement for Annual Meeting of
Shareholders on May 7, 2007	Part III

BANK MUTUAL CORPORATION
FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2006

		PAGE
ITEM

PART I
1.	Business	3-32
1A.	Risk Factors	33-35
1B.	Unresolved Staff Comments	35
2.	Properties	36-39
3.	Legal Proceedings	40
4.	Submission of Matters to a Vote of Security Holders	40
	Executive Officers of the Registrant	40

PART II

5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	41-43
6.	Selected Financial Data	44-45
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46-62
7A.	Quantitative and Qualitative Disclosures About Market Risk	63-66
8.	Financial Statements and Supplementary Data	67-105
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	106
9A.	Controls and Procedures (including Management’s and Independent Auditors Report on Effectiveness of Internal Control Over Financial Reporting)
		106-109
9B.	Other Information	109

PART III

10.	Directors and Executive Officers of the Registrant	110
11.	Executive Compensation	110
12.	Security Ownership of Certain Beneficial Owners and Management	110
13.	Certain Relationships and Related Transactions	110
14.	Principal Accountant Fees and Services	110

PART IV

15.	Exhibits and Financial Statement Schedules	111
	Signatures	112
List of Subsidiaries
Consent of Ernst & Young LLP
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification

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
The Company maintains a website at bankmutualcorp.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access those reports by following the links under “Financial Reports” at the Company’s website at www.bankmutualcorp.com.
Cautionary Factors
This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Bank’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Bank’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of the deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also the factors regarding future operations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and those under “Risk Factors” in Item 1A.
Market Area
At February 28, 2007, the Bank had 76 banking offices located in 31 counties in Wisconsin, in addition to a Minnesota bank office. At June 30, 2006, The Bank had approximately a 2.06% share of all Wisconsin bank, savings bank, and savings association deposits. Counties in which the Bank operates include 75% of the population of the state. The Bank is the fourth largest financial institution holding company headquartered in the state of Wisconsin, based on asset size.
The largest concentration of our offices is in the Milwaukee-Racine-Kenosha Standard Metropolitan Statistical Area (“SMSAs”). There are currently 25 offices in this area, with the opening of our West Bend and second Waukesha offices in 2006 and our Kenosha office which opened in January 2007. The Milwaukee-Racine-Kenosha SMSAs area is the largest population and commercial base in Wisconsin, representing approximately 34% of Wisconsin’s population. The Milwaukee area has traditionally had an extensive manufacturing economic base, which is diversifying into service and technology based businesses.
We have four offices in the Madison area. Madison is the state capital of Wisconsin and is the second largest metropolitan area in Wisconsin representing approximately 8% of the state’s population. Our eight other south central and southeastern Wisconsin offices are located in smaller cities that have economic concentrations ranging from manufacturing to agriculture.
We operate 21 banking offices in nine northeastern counties that make up approximately 15% of the state’s population including the city of Green Bay. The greater Green Bay area has an economic base of paper and other manufacturing, health care, insurance and gaming, and is diversifying into technology based businesses. Two of our offices in this region are near the Michigan border; we are also developing customers in northern Michigan.
We also have 19 offices in the northwestern part of the state and will be adding a new office in the Eau Claire (N. Clairemont) area in 2007. This part of the state has medium sized to smaller cities and towns. Industry includes medium sized and small business, with a significant agricultural component. The counties in which the northwest region offices are located hold approximately 8% of the state’s population. Our Minnesota office is located near the Wisconsin state border on the eastern edge of the Minneapolis-St. Paul metropolitan area.
Competition
We face significant competition in making loans and attracting deposits. Wisconsin has many banks, savings banks, and savings and loan associations, which offer the same types of banking products as the Company. Wisconsin also has an extensive tax-exempt credit union industry, whose expanded powers have resulted in increased competition to financial institutions.
Many of our competitors have greater resources than we do. Similarly, many competitors offer services that we do not provide. For example, the Bank does not provide trust services. However, the Bank’s subsidiary, BancMutual Financial & Insurance Services, Inc. offers mutual funds and engages in the sale of tax deferred annuities, credit life and disability insurance, property and casualty insurance, brokerage services and in 2007, we are adding wealth management services. In addition, the banking business in the Milwaukee area, our largest market, tends to be dominated by the two largest commercial banks in the state, which together held 48.80% of the Milwaukee area’s deposits at June 30, 2006.

Most of our competition for loans traditionally has come from commercial banks, savings banks, savings and loan associations and credit unions. Increasingly, other types of companies, such as mortgage brokerage firms, finance companies, insurance companies, and other providers of financial services also compete for these products. For deposits, we also compete with traditional financial institutions. However, competition for deposits now also includes mutual funds, particularly short-term money market funds, and brokerage firms and insurance companies. The recent increase in electronic commerce also increases competition from institutions and other entities outside of Wisconsin.
Lending Activities
Loan Portfolio Composition. The Company’s loan portfolio primarily consists of mortgage loans. To a lesser degree, the loan portfolio includes consumer loans, including home equity lines of credit and fixed and adjustable rate home equity loans, automobile loans, as well as commercial business loans.
At December 31, 2006, our total loans receivable was $2.1 billion, of which $1.6 billion, or 77.2%, consisted of one to four family ($1.1 billion or 53.0%) and other mortgage loans ($512.2 million or 24.2%). The remainder of our loans at December 31, 2006, amounting to $483.3 million, or 22.8% of total loans, consisted of consumer loans ($431.2 million or 20.3%) and commercial business loans ($52.1 million or 2.5%).
We originate adjustable rate mortgage (“ARM”) loans primarily for our own portfolio. We also originate fixed rate mortgage loans with terms of 10 to 30 years. Most of the 20 year and longer fixed rate mortgage loans are immediately sold into the secondary market. However, beginning in the second quarter of 2006, we began to retain certain 20 and 30 year fixed interest rate loans because those loans had characteristics which historically have indicated that they will be outstanding for a relatively short period of time. At times, we may also sell 15 year fixed rate mortgage loans depending on the percentage of fixed interest rate loans in our portfolio and our tolerance for fixed interest rates in view of the interest rate environment we are anticipating. We sold approximately $622,000 of our 15 year fixed rate mortgage loan originations in 2006.
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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		Of		Of		Of		Of		Of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,123,905	53.03%	$1,048,881	50.94%	$903,498	46.34%	$793,247	44.69%	$827,648	47.37%
Multi-family	157,768	7.44	155,908	7.57	161,641	8.29	124,494	7.01	112,189	6.42
Commercial real estate	167,089	7.88	175,090	8.50	195,708	10.04	209,293	11.79	186,960	10.70
Construction and development	187,323	8.84	155,205	7.54	141,394	7.25	122,436	6.90	127,174	7.28

Total mortgage loans	1,636,085	77.19	1,535,084	74.55	1,402,241	71.92	1,249,470	70.39	1,253,971	71.77

Consumer loans:
Fixed-term equity	227,811	10.75	246,460	11.97	266,635	13.67	252,550	14.22	234,049	13.40
Home equity lines of credit	91,730	4.33	88,266	4.29	88,444	4.54	78,567	4.43	77,697	4.45
Student	20,404	0.96	19,821	0.96	20,519	1.05	20,546	1.16	22,636	1.30
Home improvement	33,287	1.57	30,067	1.46	24,293	1.25	12,605	0.71	6,993	0.40
Automobile	46,752	2.21	69,237	3.36	61,469	3.15	67,630	3.81	68,140	3.90
Other	11,262	0.53	12,944	0.63	15,911	0.82	18,623	1.05	22,434	1.28

Total consumer loans	431,246	20.35	466,795	22.67	477,271	24.48	450,521	25.38	431,949	24.73

Commercial business loans	52,056	2.46	57,247	2.78	70,170	3.60	75,022	4.23	61,060	3.50

Total loans receivable	2,119,387	100.00%	2,059,126	100.00%	1,949,682	100.00%	1,775,013	100.00%	1,746,980	100.00%

Less:
Undisbursed loan proceeds	85,897		60,014		60,653		47,743		46,048
Allowance for loan losses	12,574		12,090		13,923		13,771		12,743
Deferred fees and discounts	(3,409)		(3,470)		(779)		1,221		2,527

Total loans receivable, net	$2,024,325		$1,990,492		$1,875,885		$1,712,278		$1,685,662

At December 31, 2006, our one- to four-family, multi-family and single family second mortgage loans were pledged as collateral under a blanket pledge to the Federal Home Loan Bank (“FHLB”) of Chicago. As of December 31, 2006, there were no other significant concentrations of loans such as loans to a number of borrowers engaged in similar activities. The Company’s mortgage loans, fixed equity, home equity lines of credit and home improvement loans are primarily secured by properties housing one- to four-families which are generally located in our local lending areas in Wisconsin.

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2006. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2006
	Mortgage	Consumer	Commercial
	Loans	Loans	Business Loans	Total
	(In thousands)
Amounts Due:
Within one year	$62,739	$38,928	$15,409	$117,076
After one year One to two years	87,765	24,780	13,704	126,249
Two to three years	64,653	16,221	9,225	90,099
Three to five years	53,927	35,196	8,056	97,179
Five to ten years	131,979	221,925	2,482	356,386
Ten to twenty years	406,224	92,122	1,676	500,022
Over twenty years	828,798	2,074	1,504	832,376

Total due after one year	1,573,346	392,318	36,647	2,002,311

Total loans receivable	$1,636,085	$431,246	$52,056	2,119,387

Less:
Undisbursed loan proceeds				85,897
Allowance for loan losses				12,574
Deferred loan fees				(3,409)

Net loans receivable				$2,024,325

The following table presents, as of December 31, 2006, the dollar amount of all loans due after December 31, 2007 and whether these loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2007
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans	$553,011	$1,020,335	$1,573,346
Consumer loans	338,092	54,226	392,318
Commercial business loans	21,952	14,695	36,647

Total loans due after one year	$913,055	$1,089,256	$2,002,311

The following table presents a summary of our lending activity.

	For the year ended December 31,
	2006	2005	2004
	(In thousands)
Balance outstanding at beginning of period	$2,061,438	$1,954,669	$1,779,069
Originations:
Mortgage loans	347,296	388,106	479,814
Consumer loans	158,690	211,629	268,521
Commercial business loans	42,888	43,517	41,018

	548,874	643,252	789,353

Purchases:
One-to four-family mortgage loans	157,399	258,707	148,951

Less:
Principal payments and repayments:
Mortgage loans	311,267	372,409	349,951
Consumer loans	194,239	222,105	241,771
Commercial business loans	48,079	56,415	45,395

Total principal payments	553,585	650,929	637,117

Transfers to foreclosed properties, real estate owned and repossessed assets	1,429	538	5,045

Loan sales:
Mortgage loans	89,513	143,698	120,067
Commercial loans	—	25	475

Total loan sales	89,513	143,723	120,542

Total loans receivable and loans held for sale	$2,123,184	$2,061,438	$1,954,669

Residential Mortgage Lending. Our primary lending activity has been the origination and purchase of first mortgage loans secured by one- to four-family properties within our primary lending area. Most of these loans are owner-occupied; however, we do originate first mortgage loans on second homes, seasonal homes, and investment properties. In addition to our loan originations, we have purchased one- to four-family first mortgage loans of $157.4 million in 2006, $258.7 million in 2005, and $149.0 million in 2004. We review most purchased loans for compliance with our underwriting standards and generally only invest in loans which are located in the midwestern United States. A selected number of mortgage loan sellers have delegated loan approval authority as long as Federal National Mortgage Association (“Fannie Mae”) Desktop Underwriting is utilized. Where the underwriting has been delegated, 20% of mortgage loans purchased from the selected sellers are reviewed for compliance with our underwriting standards.
We offer conventional fixed rate mortgage loans and ARM loans with maturity dates up to 30 years. Residential mortgage loans generally are underwritten to Fannie Mae standards. All ARM mortgage loans and some fixed rate mortgage loans with maturities of up to 30 years are held in our portfolio. Fixed rate mortgage loans, except those fixed rate loans originated under special loan programs for low and moderate income households with maturities greater than 15 years, typically are sold without recourse, servicing retained, into the secondary market. As a result of market competition, during the past few years, we have generally not charged loan origination fees. The interest rates charged on mortgage loan originations at any given date will vary, depending upon conditions in the local and secondary markets.
We also originate “jumbo single family mortgage loans” in excess of the Fannie Mae maximum loan amount, which was $417,000 for single family homes in 2006. Fannie Mae has higher limits for two-, three- and four-family homes. Fixed rate jumbo mortgage loans generally are sold without recourse, servicing released, to secondary market purchasers of such loans. Beginning in late February 2006, we began to retain certain fixed rate jumbo mortgage loans in our portfolio. ARM jumbo mortgage loans are underwritten in accordance with our underwriting guidelines and are retained in our loan portfolio.

Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups, other referral sources, and residents of the local communities located in our primary market area through our loan origination staff. We also advertise our mortgage loan products through local newspapers, periodicals, radio, internal customer communications and our website.
In addition to offering loans that conform to underwriting standards that are based on standards specified by Fannie Mae (“conforming loans”), we also originate a limited amount of non-conforming loans, due to size or underwriting considerations, for our own portfolio or for sale. Loans may be fixed rate one- to four-family mortgage loans or adjustable rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2006 was $147,232, and in 2005 and 2004 was approximately $143,578 and $135,965, respectively. We are an approved seller/servicer for Fannie Mae, Freddie Mac, the FHLB of Chicago’s Mortgage Partnership Finance Program, Wisconsin Housing and Economic Development Authority (“WHEDA”) and Wisconsin Department of Veterans Affairs (“WDVA”).
The focus of our residential mortgage loan portfolio is the origination of 30 year ARM loans with interest rates adjustable in one, two, three, or five years. ARM loans typically are adjusted by a maximum of 200 basis points per adjustment period. The adjustments are usually annual, after the initial interest rate lock period. Prior to the merger of the subsidiary banks, there was a lifetime cap of 6% above the origination rate for First Northern Savings Bank and a lifetime interest rate cap of 12.9% for Mutual Savings Bank. Since March 2003, the Bank is originating ARM loans with a lifetime cap of 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. We do not offer ARM loans which provide for negative amortization. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and our yield requirements. We currently utilize the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant treasury maturity index”) as the index to determine the interest rate payable upon the adjustment date of our ARM loans. Some of the ARM loans are granted with conversion options that provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term (normally in the first five years) of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing us to sell the loan into the secondary market upon conversion. In addition, some of the ARM loans are granted on an interest only basis whereby the borrower pays interest only during the initial one, two, three, or five years interest rate lock period. Upon the first interest rate adjustment, amortization begins for the remaining 29, 28, 27, or 25 year term. At December 31, 2006, 16.1% of our single family mortgage loan portfolio was interest only mortgage loans.
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
Normally, an appraisal of the real estate to secure the loan is required, which must be performed by a certified appraiser approved by the board of directors; however, we utilize a streamline process on certain existing mortgage loans which will be refinanced. On such loans we do not require an appraisal and in essence the only items that are modified are the rate and term. A title insurance policy is required on all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest (except for the interest only ARM mortgage loans) as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers also generally are required to escrow in advance for real estate taxes. If a borrower with a loan having a lower loan-to-value ratio wants to handle their taxes and insurance themselves, an escrow waiver fee is charged. We make disbursements for these items from the escrow account as the obligations become due.
Our Underwriting Department reviews all pertinent information prior to making a credit decision to approve or deny an application. All recommendations to deny are reviewed by a designated senior officer of the Bank, in addition to the Underwriting Department, prior to the final disposition of the loan application. Our lending policies generally limit the maximum loan-to-value ratio on one- to four-family mortgage loans secured by owner-occupied properties to 100% of the lesser of the appraised value or purchase price of the property. Loans above 80% loan-to-value ratios are subject to the availability of private mortgage insurance. Coverage is required to reduce our exposure to less than 80% of value except for certain low to moderate income loan program loans.
Our originations of residential mortgage loans amounted to $274.1 million in 2006, $258.5 million in 2005, and $326.8 million in 2004. A number of our mortgage loan originations in 2006, 2005 and 2004 have been the result of refinancing of our existing loans due to the relatively low interest rate levels. Total refinancings of our existing mortgage loans were as follows:

		Percentage of
		mortgage loan
	Amount	originations
	(Dollars in millions)
Period
Year ended December 31, 2006	$58.7	16.9%
Year ended December 31, 2005	86.5	22.3
Year ended December 31, 2004	121.8	37.0
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
Consumer Loans. We have been trying to increase our consumer loan originations because higher yields can be obtained, and we have experienced relatively low delinquency and few losses on such products. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2006, $431.2 million, or 20.3%, of our gross loan portfolio was in consumer loans. Consumer loan products offered within our market areas include home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, marine loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans and also to a lesser extent, unsecured consumer loans through the Visa credit card programs (offered through Elan Financial Services) and federally guaranteed student loans.
Our focus in consumer lending has been the origination of home equity loans, home improvement loans, and home equity lines of credit. At December 31, 2006, we had $352.8 million or 81.8% of the consumer loan portfolio in such loans. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit rating, verification of the value of the equity in the home and verification of the borrower’s income. The loan-to-value ratio and the total debt-to-income ratio are two of the determining factors in the underwriting process. Home equity loan and home improvement loan originations are developed through the use of direct mail, cross-sales to existing customers, radio advertisements, and advertisements in local newspapers.
Before May of 2006, we made indirect automobile, boat and recreational vehicle loans through applications taken by selected dealers on application forms approved by us. The applications were delivered to Savings Financial

Corporation (“SFC”), a 50% owned subsidiary of the Bank, for underwriting. If an application was approved, money was funded to the dealer and the loan became a part of the SFC portfolio. The SFC paper was then sold to either of the parent companies of SFC or to the Bank’s subsidiary First Northern Investments, Inc. After May of 2006, we discontinued indirect loan originations through SFC as a result of reduced profitability of these loans.
We originate both fixed rate and variable rate home equity loans and home improvement loans with combined loan-to-value ratios to 100%. Pricing on fixed rate home equity and home improvement loans is reviewed by management, and generally terms are in the three to fifteen year range in order to minimize interest rate risk. During 2006, we originated $61.6 million of fixed rate home equity or home improvement loans; these loans carry a weighted average written term of approximately 8.3 years and a fixed rate ranging from 5.49% to 11.90%. During 2005 we originated approximately $77.5 million of fixed rate home equity or home improvement loans, carrying a weighted average written term of approximately 6.9 years and a fixed rate ranging from 4.90% to 9.89%. We also offer adjustable rate home equity and home improvement loans. At December 31, 2006, $37.0 million or 14.1% of our fixed term home equity and home improvement loan portfolio carried an adjustable rate. The adjustable rate loans have an initial fixed rate for one to three years then adjust annually or monthly depending upon the offering, with terms of up to twenty years.
Our home equity credit line loans, which totaled $91.7 million, or 21.3% of total consumer loans at December 31, 2006, are adjustable rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences primarily located in the state of Wisconsin. Current interest rates on home equity credit lines are tied to the prime rate, adjust monthly after an initial interest rate lock period, and range from prime rate to 275 basis points over the prime rate, depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require a minimum monthly payment of interest only with a minimum payment of $50. Home equity line of credit loans with loan-to-value of 90% or greater require a minimum payment of the greater of $50 or 1 1/2% of the month end balance. An annual fee is charged on home equity lines of credit.
At December 31, 2006, student loans amounted to $20.4 million, or 4.7% of our consumer loan portfolio. These loans are serviced by Great Lakes Educational Loan Services, Inc..
Multi-family and Commercial Real Estate Loans. At December 31, 2006, our multi-family and commercial real estate loan portfolio was $324.9 million or 15.3% of our total loans receivable. The multi-family and commercial real estate loan portfolios consist of fixed rate, ARM and balloon loans originated at prevailing market rates usually tied to prime interest rate. This portfolio generally consists of loans secured by apartment buildings, office buildings, warehouses, industrial buildings and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Balloon loans generally are amortized on a 15 to 30 year basis with a typical loan term of 3 to 10 years.
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
At December 31, 2006, the largest outstanding loan on a multi-family was $12.8 million on a 113 unit apartment/retail project located in Madison, Wisconsin. At the same date, the largest outstanding loan on a commercial real estate property was $5.9 million on a office building located in Brookfield, Wisconsin. At December 31, 2006, these loans were current and performing in accordance with their terms. These loans are substantially below the legal lending limit to a single borrower, which was approximately $67.7 million at December 31, 2006.
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
Construction and Development Loans. At December 31, 2006, our construction and development mortgage loan portfolio was $187.3 million, or 8.8% of our total loans receivable. At that date, commercial real estate loans were $42.5 million or 22.7% and multi-family mortgage loans were $91.4 million or 48.8% of the total construction and development loans. As a general matter, construction and development loans convert to permanent loans on our books. These types of credits carry special repayment risk because if a borrower defaults the construction project needs to be completed before the full value of the collateral can be realized.
Commercial Business Loans. At December 31, 2006, our commercial business loan portfolio consisted of loans totaling $52.1 million or 2.5% of our total loans receivable. The commercial loan portfolio consists of loans to businesses for equipment purchases, working capital lines of credit, debt refinancing, SBA loans and domestic stand-by letters of credit. Typically, these loans are secured by business assets and personal guarantees. We offer variable, adjustable and fixed rate loans. Approximately 34.2% of the commercial business loans have an interest rate adjusted monthly or immediately, with the majority based on the prevailing prime rate. We also have commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various indexes. Fixed rate loans are priced at either a margin over the yield on U.S. Treasury issues with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period and line-of-credit commercial business loans generally have a term of one year, at which point they mature. All borrowers having an exposure to the Bank of $500,000 or more are reviewed annually, unless it is investment real estate at which point the annual review is on anything over $1.0 million. The largest commercial business loan at December 31, 2006 had an outstanding balance of $6.4 million and was secured by real estate and a general business security agreement.
Loan Approval Authority
For one- to four-family residential loans intended for sale into the secondary market, the underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae “Desktop Underwriter” automated underwriting system up to the Fannie Mae conforming loan limits (in 2007, $417,000 for a single family residential units; higher limits for two-, three-, and four-family units). For residential loans intended to be held in the Bank’s portfolio, the underwriters are authorized to approve loans processed through the Fannie Mae “Desktop Underwriter” automated underwriting system up to $500,000, provided the loan-to-value is 80% or less (with mortgage insurance, 90% or less) and the loan meets other specific underwriting criteria. All portfolio loans in excess of $500,000, with a loan-to-value greater than 80% (with mortgage insurance, 90% or less), or failing to meet other specific underwriting criteria must be approved by a senior officer.
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
Consumer loan underwriters have individual approval authority for secured loans ranging from $25,000 to $150,000 provided the loan-to-value on real estate does not exceed 80%, or 90% on personal property, and that the loan meets other specific underwriting criteria. All consumer loans in excess of $150,000, with a loan-to-value greater than 80% on real estate, 90% on personal property, or failing to meet other specific underwriting criteria must be approved by a senior officer. Consumer loan underwriters have individual approval authority for unsecured loans ranging from $10,000 to $25,000 provided the loan meets other specific underwriting criteria. All unsecured consumer loans in excess of $25,000, or not meeting specific underwriting criteria, must be approved by a senior officer.
Certain individual lenders and senior officers in the multi-family and commercial real estate department have lending authority of $500,000 for both existing and proposed construction of multi-family and commercial real estate properties. Two senior officers together have lending authority of $750,000 and three senior officers together have lending authority of $1,000,000 for multi-family and commercial real estate loans. All multi-family and commercial real estate loans over $1,000,000 require approval of the executive committee of the board of directors.
Individual lenders in the commercial banking department have individual lending authority ranging from $50,000 to $250,000 for secured commercial business loans. Senior officers have individual lending authority of $250,000 and two senior officers together have lending authority of $500,000 for secured commercial business loans. Three senior officers together have lending authority of $1,000,000 for secured commercial business loans. All secured business loans over $1,000,000 require approval of the executive committee of the board of directors. Individual lenders in the commercial banking department have individual lending authority ranging from $10,000 to $25,000 for unsecured commercial business loans. Senior officers have individual lending authority of $50,000 and two senior officers together have lending authority of $150,000 for unsecured commercial business loans. Three senior officers together have lending authority of $250,000 for unsecured commercial business loans. All unsecured business loans over $250,000 require approval of the executive committee of the board of directors.
All loans approved by individuals and senior officers must be ratified by the board of directors at their next meeting following the approval.

Asset Quality
One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to early intervention, borrower workout arrangements and aggressive marketing of foreclosed properties and repossessed assets, we have been proactive in addressing problem and non-performing assets. These strategies, as well as our emphasis on quality loan underwriting, our maintenance of sound credit standards for new loan originations, annual evaluation of large credits and relatively favorable economic and real estate market conditions have resulted in historically low delinquency ratios.
Delinquent Loans and Foreclosed Assets. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of one- to four-family mortgage loans, our loan servicing department is responsible for collection procedures from the 15th day of delinquency through the completion of foreclosure. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due with a second notice (in the form of a billing coupon) being sent before the payment becomes 30 days past due. Once the account is 30 days past due, we attempt telephone contact with the borrower. Letters are sent if contact has not been established by the 45th day of delinquency. On the 60th day of delinquency, attempts at telephone contact continue and stronger letters, including foreclosure notices, are sent. If telephone contact cannot be made, we send either a qualified third party inspector or a loan officer to the property in an effort to contact the borrower.
When contact is made with the borrower, we attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. All properties are inspected prior to foreclosure approval. Most borrowers pay before the agreed upon payment deadline and it is not necessary to start a foreclosure action. Foreclosure action starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer. In conjunction with commencing a foreclosure action, we evaluate the borrower and collateral to determine any potential loss. If there is a potential loss, a specific loan loss allowance is developed or an appropriate charge-off is taken to bring the loan balance in line with the value of the liquidated real estate. Charge-offs are reported to the board of directors. If the loan is deemed to be uncollectible, we seek the shortest redemption period possible thus waiving our right to collect any deficiency from the borrower. If we obtain the property at the foreclosure sale, we hold the property as real estate owned. We obtain a market evaluation of the property to determine that the carrying balance of the owned real estate is consistent with the market value of the property. Marketing of the property begins immediately following the Bank taking title to the property. The marketing is usually undertaken by a realtor knowledgeable of the particular market. Mortgage insurance claims are filed if the loan had mortgage insurance coverage. It is marketed after a market evaluation is obtained and any mortgage insurance claims are filed. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, Veterans Administration (VA), WHEDA, and Guaranteed Rural Housing are followed.
The collection procedures for consumer loans, excluding student loans, indirect consumer loans and credit card loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel review loans 90 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may pursue legal remedies ourselves or charge-off a loan or refer the matter to our legal counsel for further collection effort. Loans we deem to be uncollectible, or partially uncollectible are charged off or a specific loan loss allowance is established so that the carrying balance approximates the value of the collateral. Charge-offs of consumer loans require the approval of a senior officer and are reported to the board of directors. All student loans are serviced by the Great Lakes Educational Services Inc., which guarantees their servicing to comply with all Department of Education guidelines. Our student loan portfolio is guaranteed by the Great Lakes Educational Loan Services, Inc., which is reinsured by the U.S. Department of Education. Credit card loans are serviced by Elan Financial Services and indirect consumer loans are serviced by SFC.
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

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual mortgage loans	$11,504	$2,214	$1,485	$2,894	$1,399
Non-accrual consumer loans	803	616	619	961	527
Non-accrual commercial business loans	1,625	2,517	3,579	5,433	5,357
Accruing loans delinquent 90 days or more	565	487	586	1,084	1,108

Total non-performing loans	$14,497	5,834	6,269	10,372	8,391
Foreclosed properties, real estate owned and repossessed assets, net	1,231	708	1,621	630	750

Total non-performing assets	$15,728	$6,542	$7,890	$11,002	$9,141

Non-performing loans to total loans	0.72%	0.29%	0.33%	0.61%	0.50%

Non-performing assets to total assets	0.46%	0.19%	0.23%	0.35%	0.32%

Interest income that would have been recognized if non-accrual loans had been current	$652	$1,159	$831	$384	$375

There were no restructured loans at the dates presented.
Total non-performing loans increased as of December 31, 2006, as compared to December 31, 2005, primarily as a result of an increase in non-accrual multi-family mortgage loans, partially offset by a decrease in non-accrual commercial business loans. Total non-performing loans decreased as of December 31, 2005, as compared to December 31, 2004, primarily as a result of a decrease in non-accrual commercial business loans. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, compare favorably with national averages for financial institutions, due in part to our loan underwriting standards.
The ultimate results with these and other commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.
With the exception of mortgage loans insured or guaranteed by the FHA, VA, Guaranteed Rural Housing and student loans, we stop accruing income on loans when interest or principal payments are greater than 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and generally, we reverse outstanding interest that we previously credited to income. We may recognize income in the period that we collect it when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. We had $13.9 million, $5.3 million and $5.7 million of non-accrual loans at December 31, 2006, 2005 and 2004, respectively. Interest income that would have been recognized had such loans been performing in accordance with their contractual terms totaled approximately $652,000, $1.2 million and $831,000 for the years ended December 31, 2006, 2005 and 2004, respectively. A total of approximately $654,000, $464,000, and $83,000 of interest income was actually recorded on such loans in 2006, 2005 and 2004, respectively.
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
There were no significant loans considered to be impaired as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at December 31, 2003 or 2002. At December 31, 2006, there were loans totaling $17.3 million considered to be impaired as compared to $9.7 million at December 31, 2005 and $8.7 at December 31, 2004. The average impaired loans for the year ended December 31, 2006 were $6.5 million and the interest received and recognized on the impaired loans was $179,000.

Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed properties increased in 2006 as compared to 2005 primarily as a result of an increase in one-to-four family properties owned; however, some of those one-to-four family properties were collateral for commercial loans which we foreclosed. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. Foreclosed real estate is inspected periodically. Additional outside appraisals are obtained as deemed necessary. Additional write-downs may occur if the property value deteriorates. These additional write-downs are charged directly to current operations.
Charge-offs. The Company will charge off a loan when the fair market value of the underlying collateral or anticipated cash flow discounted at the contract rate, is less than the loan amount. Charge-offs of commercial loans increased in 2005 as compared to 2004 primarily as a result of one large commercial loan. All charge-offs are recorded through the allowance for loan losses.
Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)
Balance at beginning of period	$12,090	$13,923	$13,771	$12,743	$12,245
Provision for loan losses	632	541	1,330	1,304	760
Charge-offs:
Mortgage loans	(44)	—	(64)	(67)	(14)
Consumer loans	(271)	(327)	(373)	(415)	(428)
Commercial business loans	(52)	(2,104)	(816)	(19)	(39)

Total charge-offs	(367)	(2,431)	(1,253)	(501)	(481)
Recoveries:
Mortgage loans	—	—	9	113	66
Consumer loans	81	49	66	107	40
Commercial business loans	138	8	—	5	113

Total recoveries	219	57	75	225	219

Net (charge-offs) recoveries	(148)	(2,374)	(1,178)	(276)	(262)

Balance at end of period	$12,574	$12,090	$13,923	$13,771	$12,743

Net charge-offs to average loans	(0.01)%	(0.12)%	(0.07)%	(0.02)%	(0.01)%
Allowance for loan losses to total loans	0.62%	0.61%	0.74%	0.80%	0.76%
Allowance for loan losses to non-performing loans	86.74%	207.23%	222.09%	132.77%	151.87%
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
Loan loss allowances are reviewed monthly. General allowances are maintained by the following categories for performing loans to provide for unidentified inherent losses in the portfolios:
•	One- to four-family residential mortgage loans

•	Consumer

•	Multi-family and commercial real estate

•	Commercial business

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
Non-performing and Delinquent Loans. One- to four-family loans delinquent more than 90 days, multi-family and commercial real estate loans delinquent more than 30 days, consumer loans delinquent more than 90 days and commercial business loans delinquent more than 30 days are reviewed and analyzed by senior officers on an individual basis. Any probable loss is charged against the general loan loss allowance by establishing a corresponding specific allowance for that loan.
By following careful underwriting guidelines, we have historically maintained low levels of non-performing loans to total loans. Our ratio of non-performing loans to total loans at December 31, 2002 was 0.50% and has remained well below 1.0% since that date. At December 31, 2006, the ratio was 0.72%. This recent increase as compared to December 31, 2005 and 2004 was the result of increased delinquencies in the multi-family portfolio. At December 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $17.3 million.
We believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible weak economy, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. At December 31, 2006, the allowance for loan losses as a percentage of total loans was 0.62% compared with 0.76% at December 31, 2002. The allowance for loan losses each year from 2002 to 2006 reflects our strategy of providing allowances for inherent losses in the portfolio, identifying potential losses in a timely manner, and providing an allowance to reflect changes in the components of the portfolio during that period.
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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2006 and 2005—Provision for Loan Losses.” The following table represents our allocation of allowance for loan losses by loan category on the dates indicated:

	At December 31,
	2006		2005		2004		2003		2002
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
Loan Category	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Mortgage loans
One- to four-family	$3,531	53.03%	$3,294	50.94%	$2,488	46.34%	$4,001	44.69%	$4,701	47.37%
Other	3,049	24.16	2,424	23.61	3,222	25.58	3,150	25.70	3,160	24.40

Total mortgage loans	6,580	77.19	5,718	74.55	5,710	71.92	7,151	70.39	7,861	71.77
Home equity lines	496	4.33	483	4.29	663	4.54	481	4.43	496	4.45
Consumer	2,060	16.02	2,118	18.38	2,929	19.94	2,398	20.95	2,380	20.28
Commercial business loans	3,438	2.46	3,696	2.78	4,416	3.60	3,741	4.23	1,507	3.50
Unallocated	—	—	75	—	205	—	—	—	499	—

Total allowance for loan losses	$12,574	100.00%	$12,090	100.00%	$13,923	100.00%	$13,771	100.00%	$12,743	100.00%

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
The Bank’s investment policy allows participation in hedging strategies such as the use of financial futures, options or forward commitments or interest rate swaps but only with prior approval of the board of directors. We did not have any investment hedging transactions in place at December 31, 2006. Our investment policy prohibits the purchase of non-investment grade bonds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-related securities, see “—Carrying Values, Yields and Maturities.”
At December 31, 2006, we had not invested in any single mutual fund in excess of 10% of our capital. All of our mutual fund investments are permissible investments under our investment policy and applicable laws and regulations. We carry our mutual fund investments at market value. At December 31, 2006, our mutual fund investments were in funds which invested primarily in mortgage-related securities.
We classify securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2006, substantially all investment securities are classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity.
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

At December 31, 2006, mortgage-related securities available-for-sale totaled $1.1 billion, or 30.8% of total assets. At December 31, 2006, the mortgage-related securities portfolio had a weighted average yield of 4.50%. Of the mortgage-related securities we held at December 31, 2006, $940.1 million, or 88.3%, had fixed rates and $124.7 million, or 11.7%, had adjustable-rates. Mortgage-related securities at December 31, 2006 included real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as CMOs.
Our CMOs have fixed and variable coupon rates ranging from 2.50% to 6.625% and a weighted average yield of 4.50% at December 31, 2006. At December 31, 2006, CMOs totaled $980.8 million, which constituted 92.1% of the mortgage-related securities portfolio, or 28.4% of total assets. Our CMOs had an expected average life of approximately 3.6 years at December 31, 2006. For a further discussion of our investment policies, including those for mortgage-related securities, see “—Investment Securities.” Purchases of mortgage-related securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans and other loans.
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
The following table presents our investment securities and mortgage-related securities activities for the periods indicated.

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Investment securities available-for-sale:
Carrying value at beginning of period	$63,361	$68,753	$67,854
Purchases	264	56,921	26,480
Sales	(9)	(11)	—
Calls	—	—	—
Maturities	(14,720)	(60,780)	(27,000)
Principal payments	—	—	—
Premium amortization and discount accretion, net	—	104	20
(Decrease) increase in unrealized gains	(606)	(1,626)	1,399

Net increase (decrease) in investment securities	(15,071)	(5,392)	899

Carrying value at end of period	$48,290	$63,361	$68,753

Mortgage-related securities available-for-sale:
Carrying value at beginning of period	$1,087,816	$1,266,224	$1,053,349
Purchases	198,460	193,857	523,334
Principal payments	(224,693)	(352,866)	(302,848)
Premium amortization and discount accretion, net	826	(248)	(375)
Increase (decrease) in unrealized gains	2,442	(19,151)	(7,236)

Net increase in mortgage-related securities	(22,965)	(178,408)	212,875

Carrying value at end of period	$1,064,851	$1,087,816	$1,266,224

The following table presents the fair value of our money market investments, investment securities and mortgage-related securities portfolios at the dates indicated. It also presents the coupon type for the mortgage-related securities portfolio. For all securities and for all periods presented, the carrying value is equal to fair value.

	At December 31,
	2006	2005	2004
	Carrying/	Carrying/	Carrying/
	Fair Value	Fair Value	Fair Value
	(Dollars in thousands)
Money market investments
Interest-earning deposits	$1,022	$27,872	$707
Federal funds sold	–	–	–

Total money market investments	$1,022	$27,872	$707

Investment securities available-for-sale
Mutual funds	$46,592	$46,408	$45,390
United States government and federal agency obligations.	–	14,585	19,831
Stock in federal agencies	1,698	2,368	3,532

Total investment securities available-for-sale	$48,290	$63,361	$68,753

Mortgage-related securities available-for-sale by issuer:
Freddie Mac	$441,404	$493,305	$631,024
Fannie Mae	373,394	409,636	542,803
Private placement CMO’s	207,902	122,302	9,928
GNMA	42,151	62,573	82,469

Total mortgage-related securities	$1,064,851	$1,087,816	$1,266,224

Total investment portfolio	$1,114,163	$1,179,049	$1,335,684

Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of our investment securities and mortgage-related securities at December 31, 2006. Mortgage-related securities are presented by issuer and by coupon type.

	At December 31, 2006
			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Investment securities available-for-sale:
Mutual funds	$46,592	4.95%	$—	–%	$—	–%	$—	–%	$46,592	4.95%
Stock in Federal Agencies	1,698	3.41	—	—	—	—	—	—	1,698	3.41

Total investment securities	$48,290	4.90	$—	—	$—	—	$—	—	$48,290	4.90

Mortgage-related securities available-for-sale:
By issuer:
GNMA pass-through certificates	$—	—	$10	8.50	$—	—	$673	4.75	$683	4.81
Fannie Mae pass-through certificates	—	—	7,544	4.66	27,401	5.67	38,773	4.31	73,718	4.85
Freddie Mac pass-through certificates			442	5.74	8,478	5.29	746	6.62	9,666	5.41
Private CMO’s	—	—	—	—	—	—	207,902	5.08	207,902	5.08
Freddie Mac, Fannie Mae and GNMA-REMICs	—	—	14,932	4.76	129,851	3.89	628,099	4.38	772,882	4.31

Total mortgage-related securities	$—	—	$22,928	4.75	$165,730	4.25	$876,193	4.54	$1,064,851	4.50

By coupon type:
Adjustable rate	$—	—	$349	5.23	$—	—	$124,391	4.50	$124,740	4.50
Fixed rate	—	—	22,579	4.74	165,730	4.25	751,802	4.55	940,111	4.50

Total mortgage-related securities	$—	—	$22,928	4.75%	$165,730	4.25%	$876,193	4.54%	$1,064,851	4.30%

Total investment and mortgage-related securities portfolio	$48,290	4.90%	$22,928	4.75%	$165,730	4.25%	$876,193	4.54%	$1,113,141	4.52%

Deposits
We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and time deposits. We also offer IRA time deposit accounts and health savings accounts.
Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our bank offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We have, from time to time, used brokers to obtain wholesale deposits to a limited extent. Early in 2005, we joined a wholesale deposit program called Certificate of Deposit Account Registry Service (“CDARS”) which increased the amount of wholesale deposits. At December 31, 2006, we had approximately $208.0 million of wholesale deposits.
When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, the rates charged on other sources of funds and our deposit pricing model which identifies the profitability of deposits when priced at various levels. Core deposits (defined as regular savings accounts, money market accounts, and demand accounts) represented 33.7% of total deposits on December 31, 2006. At December 31, 2006, time deposits with remaining terms to maturity of one year or less amounted to $1.0 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Gap Analysis.”

The following table presents our deposit activity for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Total deposits at beginning of period	$2,086,822	$1,982,881	$2,052,290
Net deposits (withdrawals)	9,292	59,571	(112,771)
Interest credited, net of penalties	62,527	44,370	43,362

Total deposits at end of period	$2,158,641	$2,086,822	$1,982,881

Net increase (decrease)	$71,819	$103,941	$(69,409)

Percentage increase (decrease)	3.44%	5.24%	(3.38%)
At December 31, 2006, we had $259.8 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$90,035
Over three months through six months	82,963
Over six months through 12 months	60,936
Over 12 months through 24 months	8,274
Over 24 months through 36 months	14,041
Over 36 months	3,542

Total	$259,791

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	At December 31,
		2006			2005			2004
			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
	(Dollars in thousands)
Savings	$200,016	9.27%	0.45%	$224,408	10.75%	0.43%	$247,439	12.48%	0.43%
Interest-bearing demand	174,206	8.07	0.21	174,620	8.37	0.21	171,565	8.65	0.22
Money market	248,542	11.51	3.00	271,418	13.01	2.88	309,531	15.61	0.97
Non-interest bearing demand	104,821	4.86	0.00	110,583	5.30	0.00	111,855	5.64	0.00

Total	727,585	33.71	1.20	781,029	37.43	1.17	840,390	42.38	0.53

Certificates:
Time deposits with original maturities of:
Three months or less	64,486	2.99	4.76	111,068	5.32	3.91	86,259	4.35	1.28
Over three months to twelve months	628,952	29.14	5.11	280,756	13.45	3.73	114,032	5.75	1.45
Over twelve months to twenty-four months	323,869	15.00	4.14	345,578	16.56	3.51	199,174	10.04	2.25
Over twenty-four months to thirty-six months	98,005	4.54	4.18	187,215	8.97	3.38	209,038	10.54	3.12
Over thirty-six months to forty-eight months	7,155	0.33	3.38	45,616	2.19	3.97	204,096	10.29	4.29
Over forty-eight months to sixty months	308,589	14.29	4.66	335,560	16.08	4.70	329,855	16.65	4.84
Over sixty months	—	0.00	0.00	—	0.00	0.00	37	0.00	7.19

Total time deposits	1,431,056	66.29	4.71	1,305,793	62.58	3.89	1,142,491	57.62	3.37

Total deposits	$2,158,641	100.00%	3.52	$2,086,822	100.00%	2.87%	$1,982,881	100.00%	2.17%

Borrowings
We borrow funds to finance our lending and investing activities. Substantially all of our borrowings take the form of advances from the FHLB of Chicago, on terms and conditions generally available to member institutions. At December 31, 2006, we had borrowings totaling $279.7 million with maturities of less than one year; of the notes payable to the FHLB at year end, $175.0 million matures in mid-January of 2007 (which was refinanced) and another $100.0 million matures in March 2007. In addition, we have another $50.0 million that has a quarterly call feature beginning in March of 2007 and $120.0 million that has a quarterly call feature beginning in June of 2007. While we expect that we would be able to refinance these borrowings with the FHLB, we cannot provide any assurances that we could do so or as to the terms on which any such refinancing could be made. We have pledged all of our residential mortgage loans, some investment securities, and some multi-family mortgage loans as blanket collateral for these advances and future advances. The FHLB of Chicago offers a variety of borrowing options with fixed or variable rates, flexible repayment options, and fixed or callable terms. We choose the rate, repayment option, and term to fit the purpose of the borrowing. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”
The following table sets forth certain information regarding our borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance outstanding at end of year:
Notes payable to FHLB	$705,025	$765,796	$623,925	$299,491	$332,299
Overnight borrowings from FHLB	—	—	137,600	—	—
Other borrowings	—	—	—	—	22,679
Weighted average interest rate at end of year:
Notes payable to FHLB	4.46%	3.58%	2.89%	5.52%	5.57%
Overnight borrowings from FHLB	—	—	2.47%	—	—
Other borrowings	—	—	—	—	0.99%
Maximum amount outstanding during the year:
Notes payable to FHLB	$841,835	$909,920	$623,925	$332,398	$445,414
Overnight borrowings from FHLB	38,000	186,000	289,800	15,000	5,480
Other borrowings	—	500	—	22,679	19,835
Average amount outstanding during the year:
Notes payable to FHLB	$782,619	$811,937	$325,861	$318,942	$395,351
Overnight borrowings from FHLB	3,242	50,712	75,106	72	25
Other borrowings	—	1	—	430	3,309
Weighted average interest rate during the year:
Fixed interest rate notes payable to FHLB	3.86%	3.25%	5.23%	5.61%	5.68%
Overnight borrowings from FHLB	5.40%	2.95%	2.03%	1.38%	1.53%
Other borrowings	—	3.04%	—	0.98%	1.45%
Borrowings decreased to $705.0 million at December 31, 2006, as compared to $765.8 million at December 31, 2005, primarily as a result of the reduction to the securities portfolio and growth in deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Financial Condition at December 31, 2006 and 2005.”
Average Balance Sheet and Rate Yield Analysis
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheet and Yield/Rate Analysis.”
Average Equity to Average Assets
The ratio of average equity to average assets measures a financial institution’s financial strength. At December 31, 2006, 2005, 2004, 2003, and 2002 our average equity to average assets ratio was 15.3%, 16.6%, 22.6%, 14.0%, and 10.9%, respectively.

Cash Dividends
We paid cash dividends of $0.29 per share in 2006, $0.25 per share in 2005, $0.18 per share in 2004, and $0.12 per share in 2002. We increased our quarterly dividend to $0.08 per share in the first quarter of 2007, from $0.075 in the fourth quarter of 2006.
Subsidiaries
BancMutual Financial & Insurance Services, Inc. (f/k/a, “Lake Financial and Insurance Services, Inc.”) (“BMFIS”), a wholly owned subsidiary of the Bank, provides investment, brokerage and insurance services to the Bank’s customers and the general public. Investment services include tax deferred and tax free investments, mutual funds, and government securities. Personal insurance, business insurance, life and disability insurance and mortgage protection products are also offered by BMFIS. In March of 2007, BMFIS expanded its services to include investment advisory services which BMFIS anticipates will allow it to obtain additional service fees through expanded offerings to its customers.
Mutual Investment Corporation, a wholly owned subsidiary of the Bank, owns and manages part of the investment portfolio. First Northern Investment Inc. (“FNII”), a wholly owned subsidiary of the Bank, also owns and manages investments and owns indirect automobile, recreational vehicle and boat loans from our Savings Financial Corporation (“SFC”), a corporation 50% owned by the Bank. See below.
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
SFC, 50% owned by the Bank and 50% owned by another financial institution, originated, sold, and serviced indirect automobile, recreational vehicles and boat loans. SFC historically sold those types of loans on a regular basis to FNII or the Bank, but retained the servicing rights in the loans. In May of 2006, we discontinued purchasing loans from SFC as a result of reduced profitability of these loans. We will maintain our ownership in SFC until and at such time all the indirect loans are paid off.
In addition, the Bank has four wholly owned subsidiaries that are inactive but will continue to be wholly owned subsidiaries for possible future use in a related or other area.
Employees
At December 31, 2006, we employed 692 full time and 89 part time associates. Management considers its relations with its associates to be good.

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
Any change in these laws and regulations, whether by the OTS, the FDIC, the SEC, or through legislation, could have a material adverse impact on the Bank and the Company, their operations, and the Company’s shareholders.
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
The OTS regularly examines the Bank and issues a report on its examination findings to the Bank’s board of directors. The Bank’s relationships with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s loan documents.
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
OTS regulations impose uniform limitations on the ability of all savings banks and associations to engage in various distributions of capital such as dividends to the Company, stock repurchases and cash-out mergers. In addition, the regulation utilizes a three-tiered approach permitting various levels of distributions based primarily upon a savings bank’s capital level.
The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute to the Company up to 100% of its net income during the calendar year plus its retained net income for the preceding two years, less any distributions previously paid during the year. Additional dividends or distributions would require further OTS approval.
Qualified Thrift Lender Test. Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2006 and anticipates that it will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investments, and will otherwise meet the QTL test requirements. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.
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
As a member, the Bank must meet certain eligibility requirements and is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greatest of $500 or 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At February 28, 2007, the Bank was in compliance with this requirement. The FHLB of Chicago also imposes various limitations on advances made to member banks, which limitations relate to the amount and type of collateral, the amounts of advances, and other items.
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
Deposit Insurance. The deposit accounts held by customers of the Bank are insured by the FDIC’s Deposit Insurance Fund up to a maximum of $100,000, with coverage of up to $250,000 for certain self-directed retirement accounts, as provided by law. Insurance on deposits may be terminated by the FDIC if it finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS as the Bank’s primary regulator. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of the Bank’s deposit insurance.
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
An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from five basis points to 43 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.
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
Customer Privacy. Savings associations such as the Bank are required to develop and maintain privacy policies relating to information on the customers and establish procedures to protect customer data and to respond to unauthorized disclosure of protected customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.
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
The Patriot Act. In response to the terrorist attacks of September 11, 2001, Congress adopted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act. The Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By means of amendments to the Bank Secrecy Act, Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks and savings associations.
Among other requirements, Title III of the Patriot Act imposes the following requirements with respect to financial institutions:
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

     Bank Mutual Corporation Regulation
Holding Company Regulation
Bank Mutual Corporation is registered with the OTS as a unitary savings and loan holding company and therefore, is subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank.
The Company is limited to those activities permissible for financial holding companies because it is not a grandfathered unitary holding company. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.
Federal law prohibits a savings and loan holding company, directly or indirectly, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.
Federal Securities Laws
Bank Mutual Corporation common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was adopted in response to public concerns regarding corporate accountability in connection with the accounting and corporate governance scandals at several prominent companies. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act was the most far-reaching U.S. securities legislation enacted in some time. It applies to all public companies, including the Company, that file periodic reports with the SEC, under the Securities Exchange Act.
The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and national securities exchanges and associations to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC, and increases penalties for violation. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law and corporate governance, such as the relationship between a board of directors and management, between a board of directors and its committees, and the corporation and its shareholders. The Sarbanes-Oxley Act also mandated that the SEC adopt various implementing rules. Because some OTS accounting and governance regulations also refer to the SEC’s regulations, the Sarbanes-Oxley Act also affects the Bank.
     Acquisition of Bank Mutual Corporation
Under federal law, no person may acquire control of the Company or the Bank without first obtaining the approval of such acquisition of control by the OTS. Under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company must file a notice with the OTS. In addition, any person or group acting in concert seeking to acquire more than 25% of the outstanding shares of the Company’s common stock will be required to obtain the prior approval of the OTS. Under regulations, the OTS generally has 60 days within which to act on such applications, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Company and the Bank, and the antitrust effects of the acquisition.
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
State Taxation. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of our consolidated income tax group except our Nevada subsidiaries. Presently, the income of the Nevada subsidiaries is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, see “Management’s Discussion and Analysis of Financial Condition—Comparisons of Operating Results for the Years Ended December 31, 2006 and 2005—Income Taxes” for a discussion of Wisconsin tax developments relating to these subsidiaries.

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
The Current Interest Rate Environment Is Having an Adverse Impact on Our Net Interest Income
From June, 2004 through June, 2006, the Federal Reserve Board increased the Federal Funds target rate 17 times for an aggregate increase of 425 basis points and since June of 2006, it has left short-term interest rates unchanged.
Since these interest rate increases began, we have been unable to offset the effect of higher interest rates on our maturing liabilities with similar increases in our asset yields. As a result, our net interest income, and consequently our net income, declined as compared to the year ago periods. A continuation of these trends would have similar future effects.
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
Increases in Market Interest Rates Are Also Likely to Adversely Affect Equity
As of December 31, 2006, we owned $1.1 billion of securities available-for-sale. Generally accepted accounting principles require that we carry these securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are carried as a component of shareholders’ equity. When market rates of interest increase, the fair value of our securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. As of December 31, 2006, Bank Mutual Corporation’s available-for-sale portfolio had a gross unrealized loss of $26.0 million, because fair value was $1.11 billion and amortized cost was $1.14 billion.
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

Softness in the Real Estate Market May Affect Collateral Values and our Results.
Our market areas have seen a recent stabilizing, and even softening, in real estate prices. A decline in real estate values could affect the value of the collateral securing our mortgage loans. That decrease in value could in turn lead to increased losses on loans in the event of foreclosures. Increased losses would affect our loan loss allowance, and may cause us to increase our provision for loan losses resulting in a charge to earnings.
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
Low Demand for Real Estate Loans May Lower Our Profitability
Making loans secured by real estate, including one- to-four family and commercial real estate is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, earn less income for us than real estate loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a change in real estate values, or an increase in interest rates.
Wisconsin Tax Developments Could Reduce Our Net Income
Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets and some loans, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many Wisconsin banks; its audit of Bank Mutual, for the years 1997 to 2001, has not yet been concluded, and the Department has not asserted a claim against the Bank or its subsidiaries. Similar claims could be made by the Department relating to subsequent periods.
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
Our Ability to Grow May Be Limited if We Cannot Make Acquisitions
In an effort to fully deploy the capital we raised in our 2003 offering, we continue to seek to expand our banking franchise by opening new offices, growing internally and by acquiring other financial institutions or branches and other financial services providers. Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring, and integrating those institution or branches. We cannot assure you that we will be able to generate internal growth or identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches.
We Have Significant Intangible Assets Which We May Need to Write Off (Expense) in the Future
We have approximately $52.6 million in goodwill, $3.1 million in other intangible assets and $4.7 million of mortgage servicing rights as of December 31, 2006. We continue to amortize the other intangible assets over seven to fifteen years and evaluate the mortgage servicing rights for impairment on a monthly basis. We periodically evaluate goodwill and the other intangible assets for impairment. At some point in the future, our intangible assets could become impaired, and we would need to write them off as a reduction to earnings in the period in which they became impaired.
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
Additionally, we outsource our data processing to a third parties. If our third party providers encounter technological or other difficulties or if we have difficulty in communicating with those third party processors, it will significantly affect our ability to adequately process and account for customer transaction, which would significantly affect our business operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company and its subsidiaries conducts its business through its executive office, an operations center and 77 banking offices, which had an aggregate net book value of $46.5 million as of December 31, 2006. The following table shows the location of our offices, whether they are owned or leased, and the expiration date of the leases for the leased offices.

	Original
	Date	Leased		Original Date	Leased
	Leased or	or		Leased or	or
Location	Acquired	Owned*	Location	Acquired	Owned*
Executive Office:
4949 West Brown Deer Road	1991	Owned
Brown Deer, WI 53223

Southeast Region:

Milwaukee Metro Area:
Bayshore Town Center	1971	Leased	Brookfield	1973**	Owned
5784 N. Port Washington Road		(2018)	17100 W. Capitol Drive
Glendale, WI 53217			Brookfield, WI 53005

Brookfield Square	1975	Leased	Brown Deer	1979	Owned
400 N. Moorland Road		(2016)	4801 W. Brown Deer Road
Brookfield, WI 53005			Brown Deer, WI 53223

Capitol Drive	1976	Owned	Cedarburg	1978**	Leased
8050 W. Capitol Drive			W62 N248 Washington Avenue		(2006)
Milwaukee, WI 53222			Cedarburg, WI 53012

Downtown	1955	Owned	Grafton	1978	Owned
510 E. Wisconsin Avenue			2030 Wisconsin Avenue
Milwaukee, WI 53202			Grafton, WI 53024

Howell Avenue	1977	Owned	Mayfair Mall	2001	Leased
3847 S. Howell Avenue			2600 N. Mayfair Road		(2011)
Milwaukee, WI 53207			Wauwatosa, WI 53226

Menomonee Falls	2003	Owned	Mequon	1970**	Owned
W178 N9379 Water Tower Place			11249 N. Port Washington Road
Menomonee Falls, WI.53051			Mequon, WI 53092

Oak Creek	1972	Owned	Oklahoma Avenue	1982	Owned
8780 S. Howell Avenue			6801 W. Oklahoma Avenue
Oak Creek, WI 53154			Milwaukee, WI 53219

Sherman Park	1950**	Owned	Southgate	1967	Owned
4812 W. Burleigh Street			3340 S. 27th Street
Milwaukee, WI 53210			Milwaukee, WI 53215

Southridge Mall	1978	Leased	Thiensville	1960**	Owned
5300 S. 76th Street		(2008)	208 N. Main Street
Greendale, WI 53129			Thiensville, WI 53092

Waukesha — Grandview Plaza	2005	Owned	Waukesha — Meadowbrook	2006	Owned
1870 Meadow Lane			3212 Fiddlers Creek Drive
Pewaukee, WI 53072			Waukesha, WI 53188

West Allis	1976	Owned	West Bend	2006	Owned
10296 W. National Avenue			1526 S. Main Street
West Allis, WI 53227			West Bend, WI 53095

Racine/Kenosha Area:
Kenosha	2007	Owned	Racine — Douglas Avenue	2005	Owned
6310 South Green Bay Rd.			5133 Douglas Ave.
Kenosha, WI 53142			Racine, WI 53402

Racine — Regency Mall	2005	Owned
3039 S. Green Bay Road
Racine, WI 53406

	Original Date	Leased		Original Date	Leased
	Leased or	Or		Leased or	or
Location	Acquired	Owned*	Location	Acquired	Owned*
Additional Southeast Locations:
Madison Area:
Downtown	1980	Leased	West	1982	Leased
23 S. Pinckney Street		(2008)	5521 Odana Road		(2011)
Madison, WI 53703			Madison, WI 53719

Middleton	1978	Owned	Monona	1981	Owned
6209 Century Avenue			5320 Monona Drive
Middleton, WI 53562			Monona, WI 53716

Sheboygan Area:
Sheboygan	1973	Owned	Sheboygan Motor Bank	1984	Owned
801 N. 8th Street			730 N. 9th Street
Sheboygan, WI 53081			Sheboygan, WI 53081

Beaver Dam:	1975	Owned	Beloit:	1971	Leased
130 W. Maple Avenue			3 Beloit Mall Shopping Center		(2012)
Beaver Dam, WI 53916			Beloit, WI 53511

Berlin:	1973	Owned	Fond du Lac:	2000	Owned
103 E. Huron Street			W6606A Highway 23
Berlin, WI 54923			Fond du Lac, WI 54937

Janesville:	1973	Owned	Portage:	1976	Owned
2111 Holiday Drive			145 E. Cook Street
Janesville, WI 53545			Portage, WI 53901

Northeast Region:

Greater Green Bay Area:
201 N. Monroe Avenue	1975**	Owned	2255 University Avenue	1970**	Owned
Green Bay, WI 54301-4995			Green Bay, WI 54308-8046

2357 S. Oneida Street	1971**	Owned	2603 Glendale Avenue	1986**	Owned
Green Bay, WI 54304-5286			Green Bay, WI 54313-6823

2370 East Mason Street	1985**	Owned	2424 West Mason Street	1992**	Owned
Green Bay, WI 54302-3347			Green Bay, WI 54303-4711

749 Main Avenue	1972**	Owned	330 North Broadway	1979**	Owned
De Pere, WI 54115-5190			De Pere, WI 54115-5250

201 West Walnut St. (Operations Center)	1999**	Leased
Green Bay, WI 54303		(2009)

Fox Valley Area:
Appleton	1985	Leased	Neenah	1974	Owned
4323 W. Wisconsin Avenue		(2009)	101 W. Wisconsin Avenue
Fox River Mall			Neenah, WI 54956
Appleton, WI 54913

Marinette Area:
830 Pierce Avenue	1972**	Owned	Pine Tree Mall	1978**	Leased
Marinette, WI 54143-0318			2314 Roosevelt Road		(2008)
Marinette, WI 54143-0345

Brillion:			Crivitz:
314 N. Main Street	1973**	Owned	315 Highway 141	1985**	Owned
Brillion, WI 54110-1198			Crivitz, WI 54114-0340

Hortonville:			Kiel:
209 South Nash Street	1979**	Owned	622 Fremont Street	1970**	Owned
Hortonville, WI 54944			Kiel, WI 53042-1321

	Original Date	Leased		Original Date	Leased
	Leased or	Or		Leased or	Or
Location	Acquired	Owned*	Location	Acquired	Owned*
Additional Northeast Location:

New Holstein:			New London:
2205 Wisconsin Avenue	1976**	Owned	101 Park Street	1969**	Owned
New Holstein, WI 53061-1291			New London, WI 54961

Peshtigo:			Shawano:
616 French Street	1975**	Owned	835 E. Green Bay Avenue	1981**	Owned
Peshtigo, WI 54157-0193			Shawano, WI 54166-0396

Sturgeon Bay:
1227 Egg Harbor Road	1978**	Owned
Sturgeon Bay, WI 54235-0068

Northwest Region:

Eau Claire:
Downtown	1968**	Owned	Mall	1972**	Owned
319 E. Grand Avenue			2812 Mall Drive
Eau Claire, WI 54701			Eau Claire, WI 54701

Gordy’s Country Market	1996**	Leased	Pinehurst	1986**	Owned
2717 Birch Street		(2010)	2722 Eddy Lane
Eau Claire, WI 54703			Eau Claire, WI 54703

Chippewa Falls Area:
Downtown	1975**	Owned	Falls Pick'N Save	1995**	Leased
35 W. Columbia			303 Prairie View Road		(2010)
Chippewa Falls, WI 54729			Chippewa Falls, WI 54729

Menomonie Area:
Downtown	1967**	Owned	North	1978**	Owned
717 Main Street			2409 Hills Ct. N.E
Menomonie, WI 54751			Menomonie, WI 54751

Barron:	1995**	Owned	Bloomer:	1995**	Owned
1512 E. Division Ave. (Hwy. 8)			1203 17th Avenue
Barron, WI 54812			Bloomer, WI 54724

Cornell:	1980**	Leased	Ellsworth:	1975**	Owned
422 Main Street		(month to	385 W. Main Street
Cornell, WI 54732		month)	Ellsworth, WI 54011

Hayward:	1984**	Owned	Hudson:	1979**	Owned
10562 Kansas Avenue			2000 Crestview Drive
Hayward, WI 54843			Hudson, WI 54016

Rice Lake:	1979**	Owned	Spooner:	1995**	Owned
2850 Pioneer Avenue			500 Front Street
Rice Lake, WI 54868			Spooner, WI 54801

St. Croix Falls:	1980**	Owned	Stanley:	1978**	Owned
144 Washington Street N			118 N. Broadway
St. Croix Falls, WI 54024			Stanley, WI 54768

Woodbury, Minnesota:
8420 City Centre Drive	1995**	Owned
Woodbury, MN 55125

*	If a leased property, the chart also shows year of lease expiration.

**	Date originally opened by an institution which was acquired by the Bank.
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
MC Development’s owned Oconomowoc property consists of 318 acres of undeveloped land of which a one-half interest was sold in 2004 to a third party. Simultaneously in 2004, MC Development and that third party formed a joint venture, Arrowood Development, LLC, to develop the entire 318 acre site. We began to develop this land in 2006. Based on market conditions for home lots, we now anticipate that Arrowood Development will begin to sell residential lots in 2007. However, we anticipate that lot sales will progress slowly as a result of a slowdown in the economy in this market area.

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

		Executive
		Officer
Name and Age	Offices and Positions with Bank Mutual Corporation and the Bank*	Since (1)
Michael T. Crowley, Jr., 64	Chairman, President and Chief Executive Officer of Bank Mutual Corporation and the Bank (2)	1968

Eugene H. Maurer, Jr., 61	Senior Vice President and Secretary of Bank Mutual Corporation; Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank	1982

Rick B. Colberg, 54	Chief Financial Officer of Bank Mutual Corporation; Vice President of the Bank (3)	1980

Marlene M. Scholz, 61	Senior Vice President and principal accounting officer of Bank Mutual Corporation; Senior Vice President and Controller of the Bank	1981

P. Terry Anderegg, 56	Senior Vice President—Retail Operations of the Bank (4)	1993

Christopher J. Callen, 63	Senior Vice President—Lending of the Bank (4)	1998

*	Excluding directorships and excluding positions with Bank subsidiaries. Those positions do not constitute a substantial part of the officers’ duties.

(1)	Indicates date when individual first held an executive officer position with the Bank or First Northern Savings. Each of these persons, other than Mr. Anderegg and Mr. Callen, became a Bank Mutual Corporation executive officer in 2000 and, except as indicated, has held these positions since that time.

(2)	Michael Crowley, Jr. became president of Bank Mutual Corporation in 2003 and Chairman of the Bank in 2005.

(3)	Rick Colberg is the chief financial officer of Bank Mutual Corporation. He is also Vice President of the Bank since 2003, when First Northern Savings merged into it. Previously he was senior vice president, chief financial officer, and treasurer of First Northern Savings.

(4)	This position has been considered to be an executive officer position of Bank Mutual Corporation since 2003, as a result of the merger of the subsidiary banks.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities
The common stock of the Company is traded on The Nasdaq Global Select Market SM under the symbol “BKMU.”
As of February 28, 2007, there were 59,235,654 shares of common stock outstanding and approximately 5,900 shareholders of record. We paid a cash dividend of $0.29 per share in 2006. We increased our cash dividend to $0.08 per share to shareholders of record on February 15, 2007 which was paid March 1, 2007.
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
Our common stock trades on The Nasdaq Global Select Market SM . The high and low trading prices from January 1, 2004 through December 31, 2006, by quarter, and the dividends paid in each quarter, were as follows:
COMMON STOCK TRADING PRICE RANGE
(High and Low Sales Price)

	2006		2005		2004
	High	Low	High	Low	High	Low
1st Quarter	$12.00	$10.51	$12.35	$11.50	$11.55	$10.90
2nd Quarter	$12.45	$11.00	$12.10	$10.31	$11.35	$9.65
3rd Quarter	$12.76	$11.75	$11.55	$10.35	$12.40	$10.50
4th Quarter	$12.71	$12.71	$10.95	$10.00	$12.59	$11.80
CASH DIVIDENDS PAID

	2006	2005	2004
1st Quarter	$0.070	$0.060	$0.040
2nd Quarter	$0.070	$0.060	$0.040
3rd Quarter	$0.075	$0.065	$0.050
4th Quarter	$0.075	$0.065	$0.050

	$0.290	$0.250	$0.180

A cash dividend of $0.08 per share, a 6.7% increase over the fourth quarter of 2006 cash dividend of $0.075 per share, was paid on March 1, 2007 to shareholders of record on February 15, 2007.
During the first two months of 2007, Bank Mutual Corporation’s common stock sales price ranged between $12.37 to $11.51 per share, and closed on February 28, 2007 at $11.69 per share

During 2006, Bank Mutual Corporation repurchased 2,469,333 shares at an average price of $11.26 per share.
The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2006.

			Total number	Maximum number of
			of shares purchased	shares that may be
	Total number	Average	as part of publicly	purchased under the
	of shares	price paid	announced plans or	recent plans or
Period	purchased	per share	programs	programs*

October 1 to 31, 2006	—	$—	—	2,130,548

November 1 to 30, 2006	—	—	—	2,130,548

December 1 to 31, 2006	74,959	11.98	73,000	2,057,548

Total	74,959	$11.98	73,000

*	At period end.
The shares not purchased as part of the publicly announced program were existing owned Company shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with the exercise of stock options under the Company’s 2001 Stock Incentive Plan. The “price” used for these purposes is the fair market value of those shares on the date of purchase.
On February 5, 2007, the Company’s board of directors amended the existing stock repurchase plan to allow an additional 3.0 million shares to be repurchased. At February 28, 2007, 3,951,000 shares were remaining in the stock repurchase plan to be repurchased

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index, and the SNL Midwest Thrift Index. The graph assumes that $100 was invested on December 31, 2001 in Company common stock and each of those indices.

Bank Mutual Corporation

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Bank Mutual Corporation	100.00	154.04	282.11	306.32	272.89	319.51
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Midwest Thrift Index	100.00	128.91	179.09	197.78	193.27	219.35

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
On October 29, 2003, the Company completed a conversion and reorganization from a mutual holding company form, established a new Wisconsin chartered company and in effect sold the MHC’s investment in the Company to the public. Approximately $404.8 million of net new capital was obtained in the 2003 conversion.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands except number of shares and per share amounts)
Selected Financial Condition Data:
Total assets	$3,451,385	$3,431,377	$3,445,299	$3,108,527	$2,843,328
Loans receivable, net	2,024,325	1,990,492	1,875,885	1,712,278	1,685,662
Loans held for sale	3,787	2,312	4,987	4,056	46,971
Securities available-for-sale, at fair value:
Investment securities	48,290	63,361	68,753	67,854	73,226
Mortgage-related securities	1,064,851	1,087,816	1,266,224	1,053,349	618,123
Foreclosed properties and repossessed assets	1,231	708	1,621	630	750
Goodwill	52,570	52,570	52,570	52,570	52,570
Other intangible assets	3,089	3,750	4,412	5,073	5,734
Mortgage servicing rights	4,653	4,771	4,542	4,698	3,060
Deposits	2,158,641	2,086,822	1,982,881	2,052,290	2,126,655
Borrowings	705,025	765,796	761,525	299,491	354,978
Shareholders’ equity	533,779	544,374	670,454	731,080	323,075
Tangible shareholders’ equity	474,706	484,786	610,698	670,771	264,011
Number of shares outstanding – net of treasury stock(1)	60,277,087	62,325,268	73,485,113	78,775,779	79,802,950
Book value per share(1)	8.86	8.73	9.12	9.28	4.05
Tangible book value per share(1)	7.88	7.78	8.31	8.51	3.31

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands except per share amount)
Selected Operating Data:
Total interest income	$173,871	$164,210	$148,921	$141,070	$165,432
Total interest expense	99,091	77,231	58,498	69,482	87,678

Net interest income	74,780	86,979	90,423	71,588	77,754
Provision for loan losses	632	541	1,330	1,304	760

Net interest income after provision for loan losses	74,148	86,438	89,093	70,284	76,994

Total noninterest income	17,568	17,441	16,175	19,618	16,676

Noninterest expense:
Amortization of goodwill	—	—	—	—	—
Amortization of other intangible assets	661	661	661	661	662

Total noninterest expense	61,311	60,837	60,082	55,608	54,169

Income before income taxes	30,405	43,042	45,186	34,294	39,501
Income tax expense	9,808	15,016	15,632	11,695	12,956

Net income	$20,597	$28,026	$29,554	$22,599	$26,545

Earnings per share-basic(1)	$0.35	$0.44	$0.39	$0.30	$0.34
Earnings per share-diluted(1)	$0.34	$0.43	$0.38	$0.29	$0.34
Cash dividends paid per share(1)	$0.29	$0.25	$0.18	$0.12	$0.093

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002

Selected Financial Ratios:
Net interest margin (2)	2.25%	2.62%	3.00%	2.58%	2.88%
Net interest rate spread	1.72	2.15	2.44	2.17	2.52
Return on average assets	0.59	0.80	0.93	0.76	0.92
Return on average shareholders’ equity	3.89	4.84	4.10	5.45	8.44
Efficiency ratio, excluding amortization of goodwill (3)(4)	66.39	58.26	56.36	60.97	57.36
Noninterest expense (excluding amortization of goodwill) as a percent of adjusted average assets(3)	1.77	1.74	1.88	1.88	1.88
Shareholders’ equity to total assets	15.47	15.86	19.46	23.52	11.36
Tangible shareholders’ equity to adjusted total assets (5)	13.99	14.38	18.04	22.01	9.48

Selected Asset Quality Ratios:
Non-performing loans to loans receivable, net	0.72%	0.29%	0.33%	0.61%	0.50%
Non-performing assets to total assets	0.46	0.19	0.23	0.35	0.32
Allowance for loan losses to non-performing loans	86.74	207.23	222.09	132.77	151.87
Allowance for loan losses to non-performing assets	79.95	184.81	176.46	125.17	139.40
Allowance for loan losses to total loans receivable, net	0.62	0.61	0.74	0.80	0.76
Charge-offs to average loans	0.01	0.12	0.07	0.02	0.01

(1)	Per share and share information prior to October 29, 2003 has been adjusted to reflect the full conversion transaction and related 3.6686-for-one share exchange on that date.

(2)	Net interest margin is calculated by dividing net interest income by average earnings assets.

(3)	In 2002, accounting rules concerning the amortization of goodwill changed. These ratios are being presented “excluding goodwill” so as to make them comparable among the years presented.

(4)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

(5)	The ratio is calculated by dividing total shareholders’ equity minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights by the sum of total assets minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Bank Mutual Corporation (which we sometimes refer to as “we” or the “Company”) is a federally-registered unitary savings and loan bank holding company which holds all of the outstanding shares of Bank Mutual, a federal savings bank (“Bank Mutual” or the “Bank”). The Company is the successor to a federally- chartered corporation of the same name in a 2003 transaction in which the Company converted into a fully shareholder-owned corporation. All references to the Company refer to Bank Mutual Corporation both before and after that transaction.
Comparisons of Financial Condition at December 31, 2006 and 2005
     Assets
Bank Mutual Corporation’s total assets at December 31, 2006, were $3.45 billion as compared to $3.43 billion at December 31, 2005. Total assets increased slightly in 2006 primarily as a result of growth in the loan portfolio and in other assets partially offset by a decrease in securities and cash and cash equivalents.
Cash and cash equivalents decreased $24.0 million in 2006 primarily as a result of a decrease in interest-earning deposits at December 31, 2006. The interest-earning deposits decrease was the result of using the interest-earning deposits to fund the loan portfolio growth, to repay borrowings or repurchase our stock.
Investment securities available-for-sale decreased $15.1 million during 2006 as a result of maturing investment securities and using the proceeds from those maturities to fund loan growth, repay borrowings or to repurchase our stock.
Mortgage-related securities available-for-sale decreased $23.0 million in 2006 primarily as a result of using the repayments and prepayments from the mortgage-related securities to fund loan growth, repay borrowings or stock repurchases. The current portfolio has a weighted average yield of approximately 4.50% at December 31, 2006. At December 31, 2006, we had $207.9 million of private label collateralized mortgage obligations (“CMOs”) in our investment portfolio. Our private label CMOs have primarily fixed and adjustable rate one- to-four family mortgage loans as their underlying collateral. Private label CMOs have more credit risk than government agency CMOs and, therefore, have a higher risk of impairment. If permanent impairment would occur, a related impairment would reduce earnings. See “Item 1. Business – Investment Activities.”
The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

	During the year ended December 31,
	2006	2005
	(In thousands)
Originations:
Mortgage loans	$347,296	$388,106
Consumer loans	158,690	211,629
Commercial business loans	42,888	43,517

Total loans originated	548,874	643,252

Purchases:
Mortgage loans	157,399	258,707

Total loans originated and purchased	$706,273	$901,959

Loan originations decreased $94.4 million in 2006 as compared to loan originations in 2005, primarily as a result of increasing interest rates which prompted consumers to reduce the refinancing of their existing loans and fewer home purchases. Mortgage loan originations decreased $40.8 million or 10.5% and consumer loans decreased $52.9 million or 25.0% in 2006 as a result of the reduced refinancing of existing loans and reduced home purchases in our market areas. A majority of the consumer loan originations continued to be first and second mortgage loans. In addition, as we previously disclosed, we discontinued the origination of auto loans through SFC, our 50%-owned subsidiary, in May 2006. We decreased our purchases of mortgage loans during 2006 as a result of the opportunity for higher yields on investments and other loan originations. Properties securing all of the 2006 purchased mortgage loans are located in Wisconsin.

Commercial business loan originations decreased $629,000 or 1.4% in 2006 primarily as a result of rising interest rates and slower growth in the economy which resulted in decreased demand for commercial business loans. We anticipate that we will continue our emphasis on commercial loans, investment real estate and consumer loan originations to aid our asset and liability management and to aid in our overall profitability, although with somewhat more risk than traditional mortgage products.
Loans held for sale at December 31, 2006 as compared to December 31, 2005 increased $1.5 million as a result of fixed rate mortgage loan originations and our policy to sell some of those 15, 20 and 30 year fixed rate mortgage loans. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed interest rate mortgage loans because those loans had characteristics which historically have indicated that they will be outstanding for a relatively short period of time. Most of the other 20 and 30 year fixed interest rate mortgage loan originations that do not have these characteristics are sold in the secondary mortgage market.
Loans receivable increased $33.8 million in 2006 as a result of growth in the one-to four-family, multi-family, and construction and development mortgage loan portfolios. The one-to four-family mortgage loan portfolio increased $75.0 million or 7.2% primarily as a result of reduced fixed rate mortgage loan sales, reduced refinancing of existing loans, mortgage loan purchases from third parties and increased adjustable interest rate mortgage loan originations which are retained in the portfolio.
The multi-family portfolio increased $1.9 million or 1.2% primarily as a result of increased multi-family originations. Management continues to emphasize this portion of the loan portfolio. Specifically, an experienced commercial real estate loan manager was hired late in the second quarter of 2006. Rate competition for commercial real estate loans remains strong and, at times, we have chosen not to match some of the rate offerings which resulted in increased payoffs.
Construction and development mortgage loans increased $32.1 million or 20.7% primarily as a result of increased one- to four-family and multi-family construction loan originations.
The commercial real estate portfolio decreased $8.0 million or 4.6% primarily as a result of decreased loan originations and increased repayments and prepayments. Interest rate competition for commercial real estate continues to be strong and at times, we have chosen not to match some of the interest rate offerings which resulted in increased payoffs.
The consumer loan portfolio decreased $35.5 million or 7.6% primarily as a result of reduced consumer loan originations and the discontinuance of automobile originations through SFC. Historically, consumer loan originations decrease as mortgage loan originations decrease since many of our consumer loans are second mortgage loans and most second mortgages are cross-sold at the time of the first mortgage loan origination. In addition in May of 2006, we discontinued originating indirect automobile loans through our 50%-owned subsidiary, SFC. This decision decreased our automobile loan originations and the outstanding automobile loan portfolio and was in response to more profitable loan or investment alternatives.
The commercial business loan portfolio decreased $5.2 million or 9.1% primarily as a result of increased prepayments. The competition to acquire and retain large commercial loans has also been intense with some of our commercial customers receiving interest rate offerings that we chose not to match. As a result, those loans were paid off or not originated.
Management expects to continue to emphasize consumer, non-residential mortgage loan, multi-family loan, and commercial business loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans.
Goodwill resulted from the acquisitions of First Northern Capital Corp. (“First Northern”) in 2000 and First Federal Bancshares of Eau Claire (“First Federal”) in 1997. Under the Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” goodwill is tested at least annually for impairment. If goodwill is determined to be impaired, it will be expensed in the period in which it became impaired. No impairment of goodwill occurred in 2006, 2005 or 2004.

Other intangible assets are composed of core deposit base intangibles which were also the result of the First Northern and First Federal acquisitions. Other intangible assets are amortized over their expected life and tested for impairment at least annually.
Mortgage servicing rights are established on mortgage loans that we originate and sell. See “—Significant Accounting Policies” and “—Comparisons of Operating Results for Years Ended December 31, 2006 and 2005—Noninterest Income” below for a further discussion of mortgage servicing rights.
Other assets are comprised of the following:

	At December 31,
	2006	2005
	(In thousands)
Accrued Interest:
Mortgage-related securities	$4,207	$4,014
Investment securities	12	117
Loans receivable	9,288	7,589

Total accrued interest	13,507	11,720
Foreclosed properties and repossessed assets	1,231	708
Premises and equipment	50,515	47,588
Federal Home Loan Bank stock, at cost	45,876	48,537
Bank owned life insurance	46,430	20,359
Prepaid and other	46,801	27,978

	$204,360	$156,890

Our foreclosed properties and repossessed assets increased to $1.2 million and non-performing loans increased to $14.5 million at December 31, 2006 as compared to $708,000 and $5.8 million at December 31, 2005, respectively. The increase in non-performing loans was primarily the result of two loans to the same borrower, totaling $5.3 million, which became non-performing in the fourth quarter of 2006. See “Item 1. – Business – Asset Quality.” We believe that we continue to have good asset quality, particularly in our residential portfolio, and the homes, boats, recreational vehicles and other items that have been repossessed, are small in dollar amount in comparison to the size of our loan portfolio.
Premises and equipment increased $2.9 million in 2006 primarily as a result of adding two new offices. We anticipate that up to three new bank offices will be established in 2007. One effect of these new bank offices will be an increase to our premises and equipment depreciation expense.
Federal Home Loan Bank (“FHLB”) of Chicago stock decreased $2.7 million because we redeemed some of our shares. FHLB of Chicago stock is redeemed at par. The FHLB of Chicago requires that its members own FHLB of Chicago stock as a condition for borrowing, but we were able to reduce our ownership because of reduced borrowings outstanding. We also had the opportunity to reinvest those dollars into securities or loans which had a higher rate of return. The FHLB of Chicago generally pays dividends not to exceed 90% of its adjusted core income, which is net income excluding gains or losses from non-recurring events. In 2006, the FHLB of Chicago stock paid a dividend that equaled approximately 3.1% or $1.5 million in the aggregate. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”
Bank owned life insurance (“BOLI”) is an asset that we use to partially offset the future cost of employee benefits. BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by us. We value BOLI at the amount which we could obtain if we cashed in the policies at the current time. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met. We purchased an additional $25.0 million of BOLI in December of 2006 to help offset increased future employee benefit costs.

     Liabilities
Deposits increased $71.8 million in 2006 primarily as a result of an increase in retail certificates of deposit accounts, offset by a reduction in jumbo certificates of deposit and core deposits. At December 31, 2006, wholesale and jumbo CD deposits were $209.5 million as compared to $225.2 million at December 31, 2005. We utilize wholesale and jumbo deposits in lieu of retail deposits when they cost less, fit a specific maturity period or when deposits are needed very quickly. Our retail certificates of deposit increased $125.3 million and our core deposits (checking, savings and money market accounts) decreased $53.4 million as a result of the increased interest rates offered on the certificates of deposit.
Our borrowings decreased $60.8 million in 2006, as a result of repaying borrowings (from the increase in the deposit portfolio), and the decrease in our mortgage-related securities portfolio. At December 31, 2006, $175.0 million of the total $705.0 million of borrowings had a maturity of 16 days (we refinanced the borrowing to a longer maturity date on January 16th), and $545.0 million of the total borrowings have a fixed interest rate but after an initial period of 6 months to 2 year could be called by the FHLB of Chicago quarterly thereafter. While we expect that we would be able to refinance these borrowings with the FHLB, we cannot provide any assurances that we could do so or as to the terms on which any such refinancing could be made.
     Shareholders’ Equity
Shareholders’ equity decreased $10.6 million in 2006 primarily as a result of the repurchase of shares, and dividends paid in 2006 offset by our net earnings.
We repurchased 2,469,333 shares in 2006 at an average price of $11.26 per share. Our existing repurchase plan, at December 31, 2006, had approximately 2.1 million shares authorized but not yet repurchased. On February 5, 2007, we modified the existing stock repurchase plan to allow us to repurchase an additional 3.0 million shares. In 2007, through February 28th, we have repurchased 2,049,000 shares, at an average price of $11.86 per share. At February 28, 2007, we had 4.0 million shares remaining to repurchase in our existing stock repurchase plan.
We increased our quarterly cash dividend to $0.07 per share for the first and second quarter of 2006, and again increased our cash dividend to $0.075 per share for the third and fourth quarter of 2006. The dividend payout ratio for 2006 was 77.5%, and total dividends paid during the year were $16.0 million. In February 2007, we further increased our quarterly dividend to $0.08 per share. Total dollars paid in dividends will not increase proportionately as a result of our share repurchases.
Accumulated other comprehensive income increased $1.9 million in 2006 primarily as a result of increased fair market value on the mortgage-related securities. Accumulated other comprehensive income reflects the difference between the net current value of securities available for sale and the book value of those securities, net of tax, and any unfunded supplemental non-qualified benefit plan obligation, net of tax.
Our shareholders’ equity to total assets ratio at December 31, 2006 was 15.5% as compared to 15.9% at December 31, 2005.

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

	AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
	Years ended December 31,
	2006				2005				2004
			Interest	Average			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
							(Dollars in thousands)
Assets:
Interest-Earning Assets (1):
Loans receivable, net	$2,042,534		$118,175	5.79%	$1,970,990		$107,553	5.46%	$1,799,670		$97,330	5.41%
Mortgage-related securities	1,134,822		50,017	4.41	1,217,647		51,721	4.25	1,090,363		47,431	4.35
Investment securities (2)	101,987		3,762	3.69	113,670		4,168	3.67	104,681		3,956	3.78
Interest-earning deposits	10,882		483	4.44	11,796		356	3.02	11,834		128	1.08
Federal funds	28,581		1,434	5.02	10,623		412	3.88	5,546		76	1.37

Total interest-earning assets	3,318,806		173,871	5.24	3,324,726		164,210	4.94	3,012,094		148,921	4.95
Noninterest-earning assets	146,649				161,927				175,491

Total average assets	$3,465,455				$3,486,653				$3,187,585

Liabilities and Equity:
Interest-Bearing Liabilities:
Savings deposits	$215,525		923	0.43	$244,954		1,048	0.43	$253,321		1,084	0.43
Money market accounts	258,307		7,620	2.95	283,958		5,548	1.95	335,553		3,301	0.98
Interest-bearing demand accounts	163,446		351	0.21	168,962		369	0.22	164,588		359	0.22
Time deposits	1,368,166		59,818	4.37	1,191,364		42,371	3.56	1,139,368		37,373	3.28

Total deposits	2,005,444		68,712	3.43	1,889,238		49,336	2.61	1,892,830		42,117	2.23
Advance payment by borrowers for taxes and insurance	19,588		24	0.12	19,412		26	0.13	19,759		36	0.18
Borrowings	785,861		30,355	3.86	862,649		27,869	3.23	414,600		16,345	3.94

Total interest-bearing liabilities	2,810,893		99,091	3.52	2,771,299		77,231	2.79	2,327,189		58,498	2.51

Noninterest-Bearing Liabilities
Noninterest-bearing deposits	96,308				103,762				106,224
Other noninterest- bearing liabilities	29,364				32,369				33,638

Total noninterest- bearing liabilities	125,672				136,131				139,862

Total liabilities	2,936,565				2,907,430				2,467,051
Equity	529,890				579,223				720,534

Total average liabilities and equity	$3,465,455				$3,486,653				$3,187,585

Net interest income and net interest rate spread (3)			$74,780	1.72			$86,979	2.15			$90,423	2.44

Net interest-earning assets and net interest margin(4)	507,913			2.25%	$553,427			2.62%	$684,905			3.00%

Average interest-earnings assets to average interest- bearing liabilities	1.18	x			1.20	x			1.29	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	FHLB stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing net interest income by total interest-earning assets.

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

	Year Ended December 31,
	2006 Compared to 2005
	Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$3,971	$6,651	$10,622
Mortgage-related securities	(3,605)	1,901	(1,704)
Investment securities	(431)	25	(406)
Interest-earning deposits	(30)	157	127
Federal funds	902	120	1,022

Total	807	8,854	9,661

Interest-bearing liabilities:
Savings deposits	(125)	—	(125)
Money market deposits	(538)	2,610	2,072
Interest-bearing demand deposits	(12)	(6)	(18)
Time deposits	6,859	10,588	17,447
Advance payment by borrowers for taxes and insurance	—	(2)	(2)
Borrowings	(2,632)	5,118	2,486

Total	3,552	18,308	21,860

Net change in net interest income	$(2,745)	$(9,454)	$(12,199)

	Year Ended December 31,
	2005 Compared to 2004
	Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$9,315	$908	$10,223
Mortgage-related securities	5,431	(1,141)	4,290
Investment securities	333	(121)	212
Interest-earning deposits	—	228	228
Federal funds	113	223	336

Total	15,192	97	15,289

Interest-bearing liabilities:
Savings deposits	(36)	—	(36)
Money market deposits	(573)	2,820	2,247
Interest-bearing demand deposits	10	—	10
Time deposits	1,756	3,242	4,998
Advance payment by borrowers for taxes and insurance	(1)	(9)	(10)
Borrowings	14,927	(3,403)	11,524

Total	16,083	2,650	18,733

Net change in net interest income	$(891)	$(2,553)	$(3,444)

Comparisons of Operating Results for Years Ended December 31, 2006 and 2005
          General
Net income was $20.6 million or $0.34 diluted earnings per share for 2006 as compared to $28.0 million or $0.43 diluted earnings per share for 2005. The decrease in net income was primarily the result of decreased net interest margin which reflects the increased cost of borrowings and deposits. This net interest margin decrease was partially offset by an increase in total interest income which resulted from the increased yield on the loan and investment portfolio.
          Net Interest Income
Net interest income for 2006 decreased $12.2 million, or 14.0%, to $74.8 million as compared to $87.0 million for 2005. Net interest income decreased primarily as the result of a decreased net interest margin. The net interest margin for 2006 was 2.25% as compared to 2.62% for 2005.
The decrease in the net interest margin for 2006 was primarily the result of the rising cost of deposits, stock repurchases, and a flattening and inversion of the yield curve. The flattened or inverted yield curve reduces our ability to price loan offerings and reprice existing loans and investments at interest rates that would allow us to increase the yield on the loan portfolio faster than the increase in the cost of funds, thus compressing the net interest margin. Stock repurchases reduce capital (which is non-interest bearing) by means of either borrowing (an interest bearing liability) or a reduction in an interest earning asset, thereby compressing the net interest margin.
          Total Interest Income
Total interest income for 2006 increased $9.7 million, or 5.9%, to $173.9 million as compared to $164.2 million for 2005. The increase was primarily the result of the increased dollar amount of average loans and investments outstanding, and the increased average yield earned on the loan and investment portfolio in 2006.
Interest income on loans increased $10.6 million, or 9.9%, to $118.2 million as compared to $107.6 million for 2005. The increase was the result of increased average dollars outstanding in the portfolio and increased average yield earned on the loan portfolio. The one- to four-family mortgage loan portfolio increased $75.0 million, the construction and development loan portfolio increased $32.1 million in 2006, and the average yield on the total loan portfolio increased to 5.79% in 2006 from 5.46% in 2005.
Interest income on investment securities decreased $406,000, or 9.7%, as a result of decreased average investment securities outstanding partially offset by an increase in the average yield earned on those investments.
Interest income on mortgage-related securities decreased $1.7 million, or 3.3%, in 2006 as a result of decreased average mortgage-related securities outstanding, partially offset by an increase in the average yield on this portfolio. The decrease in the average portfolio outstanding was primarily the result of using the cash flows from those securities to fund loan portfolio growth, repay borrowings or to repurchase our shares. The increase in the average yield on the mortgage-related securities was the result of purchasing new mortgage-related securities at interest rates that were higher than the existing yield on the portfolio.
Interest income on interest-earning deposits (which includes federal funds sold) increased $1.1 million to $1.9 million in 2006 as a result of the increased dollar amount in federal funds and increased yield on those interest-earning deposits. At times throughout 2006, we increased short-term investments primarily in anticipation of paying off or reducing our borrowings or to fund loans.
          Total Interest Expense
Total interest expense increased $21.9 million or 28.3% to $99.1 million for 2006 as compared to 2005. The increase was the result of growth in average deposits and increased average cost of deposits and borrowings. Average deposits increased $116.2 million in 2006. The average cost of deposits and borrowings were 3.52% in 2006 as compared to 2.79% in 2005.
Interest expense on deposits increased $19.4 million or 39.3% to $68.7 million for 2006 as compared to $49.3 million for 2005. The average cost of deposits for 2006 increased to 3.43% as compared to 2.61% for 2005. The Federal Reserve Federal Open Market Committee (“FOMC”) increased short term interest rates seventeen times since June 2004 or a total of 4.25% through June 2006, after which time there have been no further increases. However during the same period, medium- and long-term interest rates stayed approximately the same causing short-term interest rates to be higher than the medium- and long-term interest rates. This is known as an inverted yield curve. This inversion has caused our deposit costs to increase substantially since most of deposits are priced from the short-term portion of the yield curve. In addition, competition has been strong for deposits with many competitors offering a premium interest rate to acquire deposits. This competition made us increase our offering deposit interest rates which increased our cost on those deposits.
Interest expense on borrowings increased $2.5 million or 8.9% to $30.4 million for 2006 as compared to $27.9 million for 2005. The increase was the result of increased average cost of borrowings throughout 2006 partially offset by a decrease in average borrowings outstanding. Average borrowings decreased in 2006 primarily because we repaid borrowings at times when it was economically advantageous for us to repay borrowings rather than to invest in investment securities or to originate loans. The average cost of borrowings increased in 2006 primarily as a result of increased market interest rates on new or refinanced borrowings.
          Provision for Loan Losses
The provision for loan losses increased $91,000 in 2006 primarily as a result of increased non-performing loans.
The total allowance for losses at December 31, 2006 was $12.6 million, or 86.7% of nonperforming loans and 80.0% of nonperforming assets as compared to $12.1 million, or 207.2% of nonperforming loans and 184.8% of nonperforming assets at December 31, 2005. The increase was primarily the result of the $632,000 loan loss provision in 2006, reduced charge-offs, and modest growth in the loan portfolio. Net charge-offs for 2006 were $148,000 as compared to $2.4 million in 2005. The total loan loss allowance to total loans was 0.62% at December 31, 2006 as compared to 0.61% at the end of 2005.
Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in nonperforming loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimatable losses inherent in the loan portfolio. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as those portfolios carry a higher risk of loss. See also “Asset Quality” in Item 1, which is incorporated by reference, for certain other factors that may affect our provisions for loan losses on a go forward basis.
          Noninterest Income
Total noninterest income increased $127,000 or 0.7% to $17.6 million as compared to $17.4 million for 2005. The increase was primarily the result of increased service charges on deposits partially offset by decreased gains on the sale of investments and loans.
Service charges on deposits increased $1.3 million in 2006 primarily as a result of increased pricing of deposit service charges partially offset by a decrease in the number of checking accounts and an increased customer utilization of on-line banking and check cards. On-line banking and real time check card purchase authorizations have allowed customers to manage their accounts better and reduce their service charge fees.
Brokerage and insurance commissions decreased slightly in 2006 primarily as a result of decreased customer securities sales.
Loan fees and servicing revenue increased $186,000 in 2006 primarily as a result of decreased amortization of mortgage servicing rights. Amortization of mortgage servicing rights follows repayments or prepayments of the underlying loans so as prepayments decrease so will the amortization of mortgage servicing rights or vice-versa. There were no impairments to the mortgage servicing rights in 2006. Mortgage servicing rights normally become impaired from increased prepayments on mortgage loans which reduces the anticipated servicing fee income over the life of the loan.
Gains on the sale of investments decreased $1.1 million in 2006 as a result of decreased sales of equity securities.

Gains on the sales of loans decreased $731,000 in 2006 as a result of decreased fixed rate mortgage loan sales. Loan sales in 2006 were $89.5 million as compared to $143.7 million in 2005.
Other income increased $558,000 in 2006 primarily as the result of increased fees earned on check cards (debit cards), income on Bank owned life insurance (which we purchased an additional $25.0 million in December of 2006), and miscellaneous other income.
          Noninterest Expense
Total noninterest expense increased $474,000 or 0.8% to $61.3 million in 2006 primarily as a result of increased other expenses.
Compensation expense decreased $205,000 in 2006 primarily as a result of the completion of vesting of grants under the 2001 Stock Incentive Plan (restricted stock) in 2006; and lack of annual bonus under the management incentive (“MIP”) in 2006. Also, in 2005, we incurred expense due to the accelerated vesting of restricted stock and compensation related to a bank officer’s disability and subsequent retirement, which did not recur in 2006. The management recognition plan expense in 2006 was $2.3 million as compared to $3.1 million in 2005. The MIP plan’s minimum threshold targets were not met in 2006 therefore, no MIP amount was expensed. In 2005, the MIP expense was $428,000. The accelerated vesting of restricted stock and compensation expense in 2005 was $417,000. Partially offsetting this decrease was an increase in stock option expense, in accordance with SFAS No. 123(R), of $582,000; an increase in health care costs; and an increase in funding of the retirement plan.
Occupancy and equipment expense decreased slightly in 2006 primarily as a result of a decrease in our data processing expense and a decrease in our equipment depreciation. These decreases were partially offset by the increased occupancy costs associated with adding two new offices in 2006.
Other expenses increased $721,000 or 6.0% in 2006 primarily as a result of an increase in write-offs of overdrafts on check cards, increased marketing expense and increased consulting expense. In 2006, we changed our overdraft policy on check cards which significantly improved our fees on overdrafts; however, it also increased the amount of write-offs on these accounts. The increase in write-offs in 2006 was $421,000. Marketing expense increased $288,000 in 2006 primarily as a result of increased competition for deposit and loans. Consulting expense increased approximately $220,000 primarily as a result of continuing costs associated with a loan and deposit pricing model and the payment of finders fees for newly hired investment real estate and commercial bankers.
          Income Taxes
The effective tax rate for 2006 was 32.3%, as compared to an effective tax rate of 34.9% in 2005. In 2006, income tax expense was reduced by $812,000 primarily as a result of a refund of federal income taxes paid in prior years.
Bank owned life insurance income is permanently tax deferred if the policy is held to the participant’s death and other conditions are met. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.
Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets and loans, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state subsidiaries of Wisconsin banks. The Department has asserted the position that some or all of the income of the out of state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many Wisconsin banks; its audit of Bank Mutual, has not yet been concluded, is not being actively pursued, and the Department has not asserted a claim against the Bank or its subsidiaries.
The Department sent letters in late July 2004 to Wisconsin financial institutions (whether or not they were undergoing an audit) reporting on settlements relating to these issues involving, at that time, 17 financial institutions and their out-of-state investment subsidiaries. The letter provided a summary of available settlement parameters. For prior periods they include: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes relating to a limited time period; limitations on net operating loss carry forwards and interest on past-due taxes (but no penalties). For 2004 and going forward, the letter states similar provisions, including limits on subsidiaries’ assets which could be considered in determining income not subject to Wisconsin taxation. As outlined, the settlement would result in the rescission of prior Department letter rulings, and purport to be binding going forward except for future legislation or change by mutual agreement. However, the letter appears to implicitly accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes. The Department’s positions may be challenged by one or more financial institutions in the state.
The Company has previously engaged in discussions with the Department and has asked the Department to consider some specific factors which the Company believes may distinguish it from many other institutions.
Depending upon the terms and circumstances or the outcome of potential litigation, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of Bank Mutual Corporation. The Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof, and that the Company would likely prevail against the Department should it attempt to tax the income of our Nevada subsidiaries in Wisconsin. However, we can provide no assurances of this result. We also may incur further costs in the future to address these issues.

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
The decrease in the net interest margin for 2005 was primarily the result of the rising cost of deposits, stock repurchases, and a flattening yield curve. The flattening yield curve reduces our ability to price loan offerings and reprice existing loans at interest rates that would allow us to increase the yield on the loan portfolio faster than the increase in the cost of funds, thus compressing the net interest margin. Stock repurchases reduced capital by creation of an interest bearing liability or reduces an interest earning asset, thereby compressing the net interest margin.
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
          Interest Expense
Interest expense on deposits increased $7.2 million or 17.1% to $49.3 million for 2005 as compared to $42.1 million for 2004. The average cost of deposits for 2005 increased to 2.61% as compared to 2.23% for 2004, reflecting the FMOC’s continuing increase in short-term interest rates in late 2004 and throughout 2005. In addition, competition was strong for deposits with many competitors offering a premium interest rate to acquire deposits, which caused us to increase our deposit interest rates, which increased our cost on those deposits.

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
Loan fees and servicing revenue decreased $266,000 in 2005 primarily as a result of a large prepayment fee on a construction and development loan in 2004. There were no impairments to the mortgage servicing rights in 2005. Mortgage servicing rights normally become impaired from increased prepayments on mortgage loans, which reduces the anticipated servicing fee income over the life of the loan.
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
Occupancy and equipment expense decreased $271,000 primarily as a result of a write-off in 2004 of a portion of one of our existing offices which was replaced with a new office and reduced depreciation expense on equipment in 2005. A large number of desktop computers were purchased in 2002 and 2003 and became or are becoming fully depreciated. Partially offsetting these expenses are increases in office building depreciation and office equipment resulting from opening three new offices in 2005. We anticipate opening an additional three new offices in 2006, which will increase our occupancy and equipment expense.
Other expenses decreased $433,000 in 2005 as a result of a decrease in real estate owned expense and a decrease in numerous other expenses. The decrease in real estate owned expenses is primarily a result of the reduced operating cost of one commercial loan that had defaulted.
          Income Taxes
The effective tax rate for 2005 was 34.9%, as compared to an effective tax rate of 34.6% in 2004.
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. Our primary sources of funds are deposits, scheduled amortization, and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with more borrowing in periods in which their operations generate less cash. In the event these sources of liquidity would become inadequate, Bank Mutual believes that it could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed. During 2006, we began to pay off borrowings with some of the cash received from our securities portfolio and growth in the retail deposit portfolio.
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during 2006, loan prepayments decreased because of the rising interest rate environment; another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
Our primary investing activities were the purchase of mortgage-related securities, making and purchasing additional loans for the loan portfolio, and to a lesser extent, the purchase of investment securities. These activities were funded by principal payments on mortgage loans and mortgage-related securities, calls and maturities on investment securities, borrowings, deposits, and funds provided by our operating activities.
At December 31, 2006, we exceeded each of the applicable regulatory capital requirements for our savings bank subsidiary. In order to be classified as “well-capitalized” by the FDIC we are required to have leverage (tier 1) capital of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of at least 10.00%. At December 31, 2006, Bank Mutual had a risk-based total capital ratio of 23.54% and a leverage ratio of 11.97%. See “Notes to Consolidated Financial Statements—Note 8. Shareholders’ Equity.” We believe that our relatively high capital levels, as compared to industry standards, provide us with the flexibility to increase leverage through borrowings, and to prudently repurchase shares, as we have with share repurchase programs in 2006 and 2005.
Shareholders’ equity is decreased by unearned ESOP shares, which represents shares in the Bank Mutual Employee Stock Ownership Plan which have not yet been earned by participating employees, and unearned deferred compensation, which represents stock grants under the management recognition plan component of its 2004 and 2001 Stock Incentive Plans. See “Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies.” Shareholders’ equity decreased by $16.4 million of accumulated other comprehensive income, consisting primarily of net unrealized losses, net of taxes, on securities available-for-sale. Bank Mutual Corporation in 2006 repurchased 2,469,333 shares, for an aggregate of $27.8 million under its stock repurchase programs. Thus far in fiscal 2007, through February 28, 2007, we repurchased 2,049,000 shares of our common stock, for an aggregate of $24.3 million.
Cash and cash equivalents decreased $24.0 million during 2006 to $45.5 million at December 31, 2006. The Company provided $3.3 million from investing activities, primarily as a result of principal repayments on mortgage-related securities partially offset by purchases of mortgage-related securities, and an increase in the loan portfolio. The cash from operating activities of $9.8 million is primarily a result of our net income for the year, and non-cash expenses, offset by a net increase in other assets. Cash used by financing activities of $37.0 million resulted primarily from the repayments on long-term borrowings and repurchases of our stock, offset by net proceeds of the borrowings and an increase in deposits.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity (a)	$727,585	$—	$—	$—	$727,585
Certificates of deposits (a)	1,243,485	157,496	30,075	—	1,431,056
Borrowed funds (a)	279,650	1,025	—	424,350 (b)	705,025
Operating leases	1,171	1,691	965	1,308	5,135
Purchase obligations	2,160	4,320	720	—	7,200
Deferred retirement plans and deferred compensation plans	689	2,055	2,645	9,603	14,992

(a)	Excludes interest to be paid in the periods indicated.

(b)	Contains $370.0 million of borrowings that after an initial locked interest rate period of 6 months to 2 years, contain quarterly call features.
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
The following table details the amounts and expected maturities of significant off balance sheet commitments as of December 31, 2006. Further discussion of these commitments is included in the “Notes to the Consolidated Financial Statements – Note 13. Financial Instruments with Off-Balance Sheet Risk.”

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$17,334	$—	$—	$—	$17,334
Residential real estate	25,888	—	—	—	25,888
Revolving home equity and credit card lines	156,378	—	—	—	156,378
Standby letters of credit	125		—	—	125
Commercial letters of credit	25,941	—	—	—	25,941
Unused commercial lines of credit	4,258	—	—	—	4,258
Net commitments to sell mortgage loans	10,031	—	—	—	10,031
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
Significant Accounting Policies
There are a number of accounting policies that we established which require us to use our judgment. Some of the more significant policies are as follows:
—	Establishing the amount of the allowance for loan losses requires the use of our judgment. The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. If we misjudge a major component and experience a loss, it will likely affect our earnings. Developments affecting loans can also cause the allowance to vary significantly between quarters. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

—	Another valuation that requires our judgment relates to mortgage servicing rights. Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The total cost of loans sold is bifurcated between the loan balance and the servicing asset based on their relative fair values. The capitalized value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

—	We also use our judgment in the valuation of other intangible assets (core deposit base intangibles). Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

—	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

—	The assessment of our tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions, regulatory actions or interpretations, or changes in positions of federal and state taxing authorities will not differ from management’s current assessment. The impact of these matters could be significant to the consolidated results of operations and reported earnings.

Quarterly Financial Information
The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2006
Interest income	$41,638	$43,618	$44,498	$44,117
Interest expense	22,230	24,105	25,591	27,165

Net interest income	19,408	19,513	18,907	16,952
Provision for loan losses	63	56	178	335

Net income after provision for loan losses	19,345	19,457	18,729	16,617
Total noninterest income	4,376	4,117	4,629	4,446
Total noninterest expense	15,463	15,090	15,429	15,329

Income before income taxes	8,258	8,484	7,929	5,734
Income taxes	2,892	3,005	2,814	1,097

Net income	$5,366	$5,479	$5,115	$4,637

Earnings per share — Basic	$0.09	$0.09	$0.09	$0.08

Earnings per share — Diluted	$0.09	$0.09	$0.09	$0.08

Cash dividend paid per share	$0.07	$0.07	$0.075	$0.075

2005
Interest income	$39,958	$40,968	$41,591	$41,693
Interest expense	16,806	18,650	20,332	21,443

Net interest income	23,152	22,318	21,259	20,250
Provision for loan losses	117	270	92	62

Net income after provision for loan losses	23,035	22,048	21,167	20,188
Total noninterest income	4,921	3,787	4,376	4,357
Total noninterest expense	15,990	14,887	15,012	14,948

Income before income taxes	11,966	10,948	10,531	9,597
Income taxes	4,077	3,750	3,619	3,570

Net income	$7,889	$7,198	$6,912	$6,027

Earnings per share — Basic	$0.12	$0.12	$0.11	$0.10

Earnings per share — Diluted	$0.11	$0.11	$0.11	$0.10

Cash dividend paid per share	$0.06	$0.06	$0.065	$0.065

Recent Accounting Developments
We discuss recent accounting changes in the “Notes to Consolidated Financial Statement—Note 1. Summary of Significant Accounting Policies—Recent Accounting Changes.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Management of Interest Rate Risk
The Bank’s ability to maintain net interest income depends upon earning a higher yield on assets than the rates we pay on deposits and borrowings. Fluctuations in interest rates will ultimately impact both our level of income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those with a short term to maturity.
Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature during a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which our interest rate spread will be affected by changes in interest rates. See “Gap Analysis” below.
Due to the nature of our operations, we are not directly subject to foreign currency exchange or commodity price risk. Instead, our real estate loan portfolio, concentrated in Wisconsin, is subject to risks associated with the state and local economies.
We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, earnings will remain within an acceptable range.
The primary objectives of our interest rate management strategy are to:
•	maintain earnings and capital within self-imposed parameters over a range of possible interest rate environments;

•	coordinate interest rate risk policies and procedures with other elements of our business plan, all within the context of the current business environment and our regulatory capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by our board of directors.
To achieve the objectives of managing interest rate risk, our Asset/Liability committee meets periodically to discuss and monitor the market interest rate environment and provides reports to the board of directors. This committee is comprised of senior management.
Historically, our lending activities have been concentrated in one- to four-family first and second mortgage loans. Our primary source of funds has been deposits and borrowings, consisting primarily of time deposits and borrowings which have substantially shorter terms to maturity than the loan portfolio. We have employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:
•	emphasizing the origination of adjustable-rate and certain 15-year fixed rate mortgage loans for our portfolio, and selling certain 15, 20, and 30 year fixed rate mortgage loans;

•	maintaining a significant level of investment securities and mortgage-related securities with a weighted average life of less than eight years or with interest rates that reprice in less than five years; and

•	managing deposits and borrowings to provide stable funding.
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
At December 31, 2006, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $738.2 million. This represented a negative cumulative one-year interest rate sensitivity gap of 21.4%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 64.1%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
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

	At December 31, 2006
	Within	Three to	More Than	More Than	Over
	Three	Twelve	One Year -	Three Years -	Five
	Months	Months	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$37,294	$90,144	$204,764	$97,578	$132,446	$562,226
Adjustable	104,853	351,829	349,546	181,563	3,968	991,759
Consumer loans	89,150	116,516	150,032	48,119	27,429	431,246
Commercial and industrial loans	9,161	18,239	20,480	3,591	585	52,056
Interest-earning deposits	1,022	—	—	—	—	1,022
Investment securities	49,218	—	—	—	—	49,218
Mortgage-related securities:
Fixed	70,310	206,750	355,931	150,424	178,315	961,730
Adjustable	126,903	—	—	—	—	126,903
Other interest-earning assets	45,876	—	—	—	—	45,876

Total interest-earning assets	533,787	783,478	1,080,753	481,275	342,743	3,222,036

Noninterest-bearing and interest- bearing liabilities:
Noninterest-bearing demand accounts	4,768	13,041	27,054	18,641	41,317	104,821
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	7,925	21,676	44,966	30,983	68,641	174,191
Savings accounts	10,574	28,323	55,775	35,840	69,504	200,016
Money market accounts	248,233	—	—	—	—	248,233
Time deposits	515,682	752,549	124,139	29,892	—	1,422,262
Advance payments by borrowers for taxes and insurance	—	2,199	—	—	—	2,199
Borrowings	325,205	125,288	202,964	2,158	49,410	705,025

Total interest-bearing liabilities	1,112,387	943,076	454,898	117,514	228,872	2,856,747

Interest rate sensitivity gap	$(578,600)	$(159,598)	$625,855	$363,761	$113,871	$365,289

Cumulative interest rate sensitivity gap	$(578,600)	$(738,198)	$(112,343)	$251,418	$365,289

Cumulative interest rate sensitivity gap as a percentage total assets	(16.76)%	(21.38)%	(3.25)%	7.28%	10.58%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	47.99%	64.09%	95.52%	109.57%	112.79%
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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2006. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)
+300	$344,290	$(223,767)	(39.40)%	11.04%	(34.20)%
+200	421,959	(146,098)	(25.70)	13.15	(21.60)
+100	494,793	(73,264)	(12.90)	15.01	(10.50)
0	568,057	—	—	16.77	—
-100	605,801	37,744	6.60	17.55	4.60
-200	599,015	30,958	5.40	17.10	2.00
-300	574,995	6,938	1.20	16.23	(3.30)
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
The Board of Directors and Shareholders of
Bank Mutual Corporation and Subsidiaries
We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Bank Mutual Corporation and Subsidiaries as of December 31, 2006 and 2005, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to adopt Statement of Financial Accounting Standards No. 123 (Revised), Share Based Payments, changed its method of accounting for pension plans to adopt Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bank Mutual Corporation and Subsidiaries’ internal control over financial reporting and management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 12, 2007

Bank Mutual corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31
	2006	2005
	(In Thousands)
Assets
Cash and due from banks	$44,438	$41,543
Interest-earning deposits	1,022	27,872

Cash and cash equivalents	45,460	69,415
Securities available-for-sale, at fair value:
Investment securities	48,290	63,361
Mortgage-related securities	1,064,851	1,087,816
Loans held for sale	3,787	2,312
Loans receivable, net	2,024,325	1,990,492
Goodwill	52,570	52,570
Other intangible assets	3,089	3,750
Mortgage servicing rights	4,653	4,771
Other assets	204,360	156,890

	$3,451,385	$3,431,377

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,158,641	$2,086,822
Borrowings	705,025	765,796
Advance payments by borrowers for taxes and insurance	2,199	2,529
Other liabilities	49,223	29,513

	2,915,088	2,884,660

Minority interest in real estate development	2,518	2,343

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2006 and 2005
Issued and outstanding – none in 2006 and 2005	–	–
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2006 and 2005
Issued – 78,783,849 shares in 2006 and 2005
Outstanding – 60,277,087 shares in 2006 and 62,325,268 in 2005	788	788
Additional paid-in capital	496,302	497,589
Retained earnings	273,454	269,913
Unearned ESOP shares	(3,066)	(3,966)
Accumulated other comprehensive income	(15,426)	(17,346)
Unearned deferred compensation	—	(6,955)
Treasury stock – 18,506,762 shares in 2006 and 16,458,581 in 2005	(218,273)	(195,649)

Total shareholders’ equity	533,779	544,374

	$3,451,385	$3,431,377

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2006	2005	2004
	(In Thousands, Except Per Share Amounts)
Interest income:
Loans	$118,175	$107,553	$97,330
Investment securities	3,762	4,168	3,956
Mortgage-related securities	50,017	51,721	47,431
Interest-earning deposits	1,917	768	204

Total interest income	173,871	164,210	148,921

Interest expense:
Deposits	68,712	49,336	42,117
Borrowings	30,355	27,869	16,345
Advance payments by borrowers for taxes and insurance	24	26	36

Total interest expense	99,091	77,231	58,498

Net interest income	74,780	86,979	90,423
Provision for loan losses	632	541	1,330

Net interest income after provision for loan losses	74,148	86,438	89,093

Noninterest income:
Service charges on deposits	6,085	4,810	4,630
Brokerage and insurance commissions	2,400	2,470	2,875
Loan related fees and servicing revenue	1,550	1,364	1,590
Gain on sales of loans	1,132	1,863	1,569
Gain on sales of securities	694	1,785	537
Gain on sale of real estate	—	—	2,009
Loss on retirement of debt	—	—	(1,737)
Other	5,707	5,149	4,702

Total noninterest income	17,568	17,441	16,175

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	37,468	37,673	36,214
Occupancy and equipment	10,539	10,581	10,982
Amortization of other intangible assets	661	661	661
Other	12,643	11,922	12,225

Total noninterest expenses	61,311	60,837	60,082

Income before income taxes	30,405	43,042	45,186
Income taxes	9,808	15,016	15,632

Net income	$20,597	$28,026	$29,554

Per share data:
Earnings per share – basic	$0.35	$0.44	$0.39

Earnings per share – diluted	$0.34	$0.43	$0.38

Cash dividends per share paid	$0.29	$0.25	$0.18

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares
	(In Thousands, Except Per Share Amounts)
Balances at January 1, 2004	$788	$495,990	$241,958	$(5,766)
Comprehensive income:
Net income	—	—	29,554	—
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,036	—	—	—	—
Minimum pension liability, net of deferred income tax benefit of $800	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Issuance of management recognition plan shares	—	(22)	—	—
Committed ESOP Shares	—	2,800	—	901
Exercise of stock options	—	(2,910)	—	—
Amortization of deferred compensation	—	—	—	—
Cash dividends ($0.18 per share)	—	—	(13,402)	—

Balances at December 31, 2004	$788	$495,858	$258,110	$(4,865)
Comprehensive income:
Net income	—	—	28,026	—
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $7,663	—	—	—	—
Minimum pension liability, net of deferred income tax benefit of $411	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	2,748	—	899
Exercise of stock options	—	(1,017)	—	—
Amortization of deferred compensation	—	—	—	—
Cash dividends ($0.25 per share)	—	—	(16,223)	—

Balances at December 31, 2005	$788	$497,589	$269,913	$(3,966)
Impact of adoption of SAB No. 108	—	—	(1,101)	—
Comprehensive income:
Net income	—	—	20,597	—
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax benefit of $622	—	—	—	—
Pension asset, net of deferred income tax liability of $457	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	2,977	—	—
Exercise of stock options	—	(2,557)	—	—
Share based payments	—	5,248	—	900
Impact of adoption of SFAS No. 123R	—	(6,955)	—	—
Cash dividends ($0.29 per share)	—	—	(15,955)	—

Balances at December 31, 2006	$788	$496,302	$273,454	$(3,066)

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Accumulated Other	Unearned
	Comprehensive	Deferred	Treasury
	Income (Loss)	Compensation	Stock	Total
	(In Thousands, Except Per Share Amounts)
Balances at January 1, 2004	$149	$(2,039)	$—	$731,080
Comprehensive income:
Net income	—	—	—	29,554
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $2,036	(3,801)	—	—	(3,801)
Minimum pension liability, net of deferred income tax benefit of $800	(1,192)	—	—	(1,192)

Total comprehensive income	—	—	—	24,561
Purchase of shares for the ESOP	—	—	(78,859)	(78,859)
Issuance of management recognition plan shares	—	(10,193)	10,215	—
Committed ESOP Shares	—	—	—	3,701
Exercise of stock options	—	—	4,127	1,217
Amortization of deferred compensation	—	2,156	—	2,156
Cash dividends ($0.18 per share)	—	—	—	(13,402)

Balances at December 31, 2004	$(4,844)	$(10,076)	$(64,517)	$670,454
Comprehensive income:
Net income	—	—	—	28,026
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax liability of $7,663	(13,116)	—	—	(13,116)
Minimum pension liability, net of deferred income tax benefit of $411	614	—	—	614

Total comprehensive income	—	—	—	15,524
Purchase of treasury stock	—	—	(134,542)	(134,542)
Committed ESOP shares	—	—	—	3,647
Exercise of stock options	—	—	3,410	2,393
Amortization of deferred compensation	—	3,121	—	3,121
Cash dividends ($0.25 per share)	—	—	—	(16,223)

Balances at December 31, 2005	$(17,346)	$(6,955)	$(195,649)	$544,374
Impact of adoption of SAB No. 108	—	—	—	(1,101)
Comprehensive income:
Net income	—	—	—	20,597
Other comprehensive income
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income tax benefit of $622	1,214	—	—	1,214
Pension asset, net of deferred income tax liability of $457	706	—	—	706

Total comprehensive income	—	—	—	22,517
Purchase of treasury stock	—	—	(27,828)	(27,828)
Committed ESOP shares	—	—	—	2,977
Exercise of stock options	—	—	5,249	2,692
Share based payments	—	—	(45)	6,103
Impact of adoption of SFAS No. 123R	—	6,955	—	—
Cash dividends ($0.29 per share)	—	—	—	(15,955)

Balance at December 31, 2006	$(15,426)	$—	$(218,273)	$533,779

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2006	2005	2004
	(In Thousands)
Operating activities:
Net income	$20,597	$28,026	$29,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	632	541	1,330
Provision for depreciation	2,644	2,699	3,253
Amortization of other intangible assets	661	661	661
Net decrease (increase) in mortgage servicing rights	118	(228)	156
Amortization of cost of stock benefit plans	9,080	6,768	5,857
Net (discount) premium amortization on securities	(826)	144	355
Net increase in Federal Home Loan Bank stock	—	(10,351)	(2,688)
Loans originated for sale	(90,988)	(141,048)	(121,473)
Proceeds from loan sales	90,645	145,586	122,111
Net gain on sale of available-for-sale securities	(694)	(1,785)	(537)
Gain on sales of loans originated for sale	(1,132)	(1,863)	(1,569)
Gain on sale of investment real estate	—	—	(2,009)
Gain on sale of real estate owned	(33)	(44)	(19)
Adoption of SAB 108	(1,101)	—	—
Increase in other liabilities	26,616	14,049	5,166
Increase in other assets	(44,682)	(12,941)	(14,633)
Increase in accrued interest receivable	(1,787)	(369)	(530)

Net cash provided by operating activities	9,750	29,845	24,985

Investing activities:
Net purchases of investments in mutual funds	(264)	(1,493)	(968)
Proceeds from maturities of investment securities	14,721	60,780	27,000
Purchases of investment securities	—	(55,428)	(25,512)
Purchases of mortgage-related securities	(198,460)	(193,857)	(523,334)
Principal repayments on mortgage-related securities	224,693	352,866	302,848
Proceeds from sale of investment securities	702	1,804	537
Net increase in loans receivable	(35,894)	(115,686)	(159,892)
Redemption of FHLB stock	2,661	—	—
Proceeds from sale of investment real estate	—	—	2,182
Proceeds from sale of foreclosed properties	737	1,341	3,223
Net purchases of premises and equipment	(5,581)	(6,345)	(2,029)

Net cash provided (used) by investing activities	3,315	43,982	(375,945)

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2006	2005	2004
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	$65,172	$102,381	$(68,767)
Net (decrease) increase in short-term borrowings	(25,000)	(87,600)	287,600
Proceeds from long-term borrowings	398,075	110,232	406,446
Repayments on long-term borrowings	(433,846)	(18,361)	(232,012)
Net decrease in advance payments by borrowers for taxes and insurance	(330)	(267)	(191)
Proceeds from exercise of stock options	1,940	2,393	1,217
Excess tax benefit from exercise of stock options	752	—	—
Cash dividends	(15,955)	(16,223)	(13,402)
Purchase of treasury stock	(27,828)	(134,542)	(78,859)

Net cash (used) provided by financing activities	(37,020)	(41,987)	302,032

(Decrease) increase in cash and cash equivalents	(23,955)	31,840	(48,928)
Cash and cash equivalents at beginning of year	69,415	37,575	86,503

Cash and cash equivalents at end of year	$45,460	$69,415	$37,575

Supplemental information:
Interest paid on deposits and borrowings	$92,022	$75,100	$58,719
Income taxes paid	10,786	13,040	13,881
Loans transferred to foreclosed properties and repossessed assets	1,429	538	5,045
Issuance of management recognition plan shares	—	—	10,193

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies
Business
Bank Mutual Corporation (the “Company”), a Wisconsin corporation, is a federally-registered unitary savings and loan bank holding company which holds all of the outstanding shares of Bank Mutual, a federal savings bank (“Bank Mutual” or the “Bank”). The Company was formed in 2003 and is the successor to a federally-chartered corporation of the same name in a 2003 transaction in which the Company converted into a fully shareholder-owned corporation. All references to the Company refer to Bank Mutual Corporation both before and after that transaction.
Bank Mutual is a federal savings bank offering a full range of financial services to customers who are primarily located in the state of Wisconsin. Bank Mutual is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential and commercial real estate loans, consumer loans, and commercial and industrial loans.
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Bank Mutual has the following wholly owned subsidiaries: BancMutual Financial & Investment Services, Inc. (f/k/a “Lake Financial and Insurance Services, Inc.”), Mutual Investment Corporation, MC Development Ltd., and First Northern Investments Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. Bank Mutual also owns a 50% interest in two entities, Savings Financial Corporation, which is accounted for using the equity method, and Arrowood Development, LLC, which is a variable interest entity and is consolidated into the financial statements as required by FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46”).
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers federal funds sold and interest-bearing deposits that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2006 and 2005 was approximately $686 and $985, respectively.
Federal Home Loan Bank Stock
Stock of the Federal Home Loan Bank of Chicago (“FHLB”) is owned due to regulatory requirements and carried at cost, which is its redeemable value, and is included in Other Assets.
Investment and Mortgage-Related Securities Available-for-Sale
Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
The amortized cost of securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such accretion or amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses and declines in value judged to be other-than-temporary are included in net gain or loss on sales of securities and are based on the specific identification method.
Loans Held for Sale
Loans held for sale, which generally consist of current production of certain fixed-rate mortgage loans, are recorded at the lower of cost or market value, determined on an individual loan basis. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.
Loans Receivable and Related Interest Income
Interest on loans is accrued and credited to income as earned. Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by more than 90 days with respect to interest or principal. At that time, any accrued but uncollected interest is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is reasonably assured. Loans are shown net of the allowance for loan losses.
Loan Fees and Related Costs
Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loans’ yield. The Company amortizes these amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
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
Mortgage Banking Loan Commitments
In connection with its mortgage banking activities, the Company enters into loan commitments to fund residential mortgage loans at specified interest rates and within specified periods of time, generally up to 60 days from the time of rate lock. A loan commitment whose loan arising from exercise of the loan commitment will be held for sale upon funding is a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.
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
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is reviewed at least annually for impairment based upon guidelines specified by SFAS No. 142 — “Goodwill and Other Intangible Assets.” Other intangible assets, primarily attributed to the customer relationships acquired, are amortized over their estimated useful lives, generally seven to fifteen years. Other intangible assets are reviewed if facts and circumstances indicate that they may be impaired.
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
Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding for basic EPS calculations. Vested shares of restricted stock which have been awarded under the management recognition plan (“MRP”) provisions of the Company’s 2004 and 2001 Stock Incentive Plans are also considered outstanding for basic EPS. Nonvested MRP and stock option shares are considered dilutive potential common shares and are included in the weighted-average number of shares outstanding for diluted EPS.
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
December 31, 2006
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
Stock Compensation
In May 2001, the Company shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), providing for restricted stock (“MRP”) awards of up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted during the year ended December 31, 2001 to employees in management positions and directors and 124,737 shares were subsequently forfeited. No shares were granted from the 2001 Plan during the years ended December 31, 2006 and 2005. All outstanding MRPs under the 2001 Plan were fully vested by November 2006 and therefore no 2001 MRPs are outstanding at December 31, 2006. No further MRPs may be granted under the 2001 Plan.
In May 2004, the Company shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), providing for MRP awards up to 1,642,521 shares. Of these, 955,000 shares were granted during the year ended December 31, 2004 and 4,400 shares were subsequently forfeited. The outstanding 2004 MRP grants had a fair value of $6,663 at December 31, 2006. The 2004 MRP grants are being amortized to compensation expense as the Company’s employees and directors become vested in the granted shares.
The amount amortized to expense was $2,334 for the year ended December 31, 2006 and $3,121 for the year ended December 31, 2005. The remaining unamortized cost of the MRP is reflected as a reduction of additional paid-in capital.
Options for 4,050,122 shares were granted on May 8, 2001 under the 2001 Plan at an exercise price of $3.2056 and expire on May 8, 2011. All outstanding options under the 2001 Plan have now fully vested; no further options may be granted under the 2001 Plan. On May 3, 2004, options for an additional 2,382,000 shares were granted under the 2004 Plan at an exercise price of $10.673 per share and which expire May 3, 2014. On July 5, 2006, options for an additional 50,000 shares were granted under the 2004 Plan at an exercise price of $12.234 per share which, expire July 5, 2016. Options granted under the 2004 Plan generally vest over five years from the date of grant.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
The following schedule reflects stock options for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31
	2006		2005		2004
	Stock	Weighted	Stock	Weighted	Stock	Weighted
	Options	Avg. Cost	Options	Avg. Cost	Options	Avg. Cost
Outstanding at beginning of year	4,919,051	$6.8170	5,276,953	$6.5760	3,298,590	$3.2056
Granted	50,000	$12.2340	—	—	2,382,000	$10.6730
Exercised	436,813	$4.7236	354,702	$3.2056	403,637	$3.2056
Forfeited	7,000	$10.6730	3,200	$10.6730	—	—

Outstanding at end of year	4,525,238	$7.0730	4,919,051	$6.8170	5,276,953	$6.5760

	At December 31, 2006
	Unexercisable Stock Options		Exercisable Stock Options
		Remaining
Price	Shares	Contractual Life	Shares	Exercise Price
$3.2056	—	—	2,192,238	$3.2056
$10.6730	1,372,200	7.4 years	910,800	$10.6730
$12.2340	50,000	9.5 years	—	—
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	2006	2005	2004
Risk-free interest rate	4.81 — 5.30%	4.81 — 5.30%	4.81 — 5.30%
Dividend yield	2.00%	2.00%	2.00%
Expected stock volatility	12.40 — 26.30%	22.40 — 26.30%	22.40 — 26.30%
Expected years until exercise	3.00 — 7.25	4.00 — 8.25	5.00 — 9.25
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
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123 (R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Prior to 2006, the Company accounted for the stock options in accordance with APB Opinion 25’s intrinsic method, as allowed under SFAS No. 123, and, therefore, no compensation cost had been recognized in connection with stock options granted in any year prior to 2006. The Company adopted SFAS 123(R) using the modified prospective method effective January 1, 2006. Accordingly, the adoption of SFAS No. 123(R)’s fair value method reduced the Company’s 2006 net income by approximately $463.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
Pursuant to SFAS No. 123 disclosure requirements, pro forma net income and basic and diluted earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	Year Ended December 31
	2005	2004

Net income:
As reported	$28,026	$29,554
Pro forma	$27,086	$28,689
Basic earnings per share:
As reported	$0.44	$0.39
Pro forma	$0.43	$0.38
Diluted earnings per share:
As reported	$0.43	$0.38
Pro forma	$0.42	$0.37
Recent Accounting Changes
In November 2005, the FASB issued Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 was issued to address the steps in determining when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”) and amends existing other-than-temporary impairment guidance, including that provided in FASB Statement No. 115,

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
“Accounting for Debt and Equity Securities,” and APB 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 was effective for reporting periods beginning after December 15, 2005. In addition to the guidance under FSP FAS 115-1, the disclosure requirements under EITF 01-1 remain in effect. FSP FAS 115-1 was adopted January 1, 2006 and it did not have a material impact on the Company’s financial position, results of operations, or liquidity.
In July, 2006, FASB issued its final interpretation on, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed the process of evaluating the effect that will result from adopting FIN 48. The Company is therefore unable to disclose the effects that adopting FIN 48 will have on the Company’s financial position, results of operations, or liquidity. The Company will adopt FIN 48 effective January 1, 2007.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides guidance regarding the process of quantifying financial misstatements and addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practices for the build up of improper amounts on the balance sheet.
The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as “rollover” and “iron curtain” approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statements. This approach ignores the effect of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing on the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. This approach ignores the effect on the current period income statements.
The SEC staff has indicated in SAB No. 108 that it does not believe that the exclusive reliance on either the rollover or iron curtain approach appropriately quantifies all misstatements that could be material to users of financial statements. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements on the current year financial statements. The staff believes that this can be accomplished by quantifying an error under both the rollover and iron curtain approaches as described above and by evaluating the error measured under each approach. Application of the guidance is required beginning with the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 on December 31, 2006. See Note 16 for the impact of SAB No. 108 on the Company’s consolidated financial statements.
On September 15, 2006, FASB issued SFAS No. 157 “Fair Value Measurements” which gives guidance for using fair value to measure assets and liabilities and expands disclosures about the use of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not completed the process of evaluating SFAS No. 157 and is therefore unable to disclose the effects that adopting Statement No. 157 will have on the Company’s financial position, results of operations or liquidity.
On September 29, 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires a company to: (a) recognize in its statement of financial condition an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 and the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial condition is effective for fiscal years ending after December 15, 2008. The Company adopted the required portions of SFAS No. 158 as of December 2006 and it did not have a material impact on the Company’s financial position, results of operations, or liquidity. See Notes to Consolidated Financial Statements –
10. Employee Benefit Plans
Reclassifications
Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
2. Securities, Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2006:
Investment securities:
Mutual funds	$47,775	$—	$(1,183)	$46,592
Stock in federal agencies	1,442	256	—	1,698

Total investment securities	49,217	256	(1,183)	48,290
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	453,452	89	(12,137)	441,404
Federal National Mortgage Association	382,197	779	(9,582)	373,394
Private placement CMOs	209,659	182	(1,939)	207,902
Government National Mortgage Association	43,325	7	(1,181)	42,151

Total mortgage-related securities	1,088,633	1,057	(24,839)	1,064,851

Total	$1,137,850	$1,313	$(26,022)	$1,113,141

The following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position
							Total	Total
	Unrealized			Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	Number	Estimated	Loss	of	Fair	Loss	Fair
	Amount	of Securities	Fair Value	Amount	Securities	Value	Amount	Value

Investment securities:
Mutual funds	$(2)	1	$706	$(1,181)	2	$45,886	$(1,183)	$46,592

Total investment securities	(2)	1	706	(1,181)	2	45,886	(1,183)	46,592
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(82)	2	15,302	(12,055)	111	401,030	(12,137)	416,332
Federal National Mortgage Association	(1)	5	550	(9,581)	81	304,033	(9,582)	304,583
Government National Mortgage Association	—	—	—	(1,181)	10	41,468	(1,181)	41,468
Private placement CMOs	(222)	7	62,842	(1,717)	17	104,253	(1,939)	167,095

Total mortgage-related securities	(305)	14	78,694	(24,534)	219	850,784	(24,839)	929,478

Total	$(307)	15	$79,400	$(25,715)	221	$896,670	$(26,022)	$976,070

The Company does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 3% or less of their respective amortized cost basis. The Company has the intent and ability to hold the securities contained in the previous table for the time necessary to recover the amortized cost.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
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

The amortized cost and fair values of securities by contractual maturity at December 31, 2006, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Mutual funds	47,775	46,592
Stock in federal agencies	1,442	1,698
Mortgage-related securities	1,088,633	1,064,851

	$1,137,850	$1,113,141

The following table summarizes the adjustment to other comprehensive income and the related tax effect for securities available-for-sale for each of the three years ended December 31:

	2006	2005	2004

Change in unrealized holding gain (loss) on available-for-sale securities during the period
Unrealized net gains (losses)	$1,836	$(20,779)	$(5,837)
Related tax expense (benefit)	622	(7,663)	(2,036)

Change in other comprehensive income	$1,214	$(13,116)	$(3,801)

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
2. Securities, Available-for-Sale (continued)
Investment securities with a fair value of approximately $40,138 and $170,778 at December 31, 2006 and 2005, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
3. Loans Receivable
Loans receivable consist of the following:

	December 31
	2006	2005

Mortgage loans:
One-to-four family	$1,123,905	$1,048,881
Multifamily	157,768	155,908
Commercial real estate	167,089	175,090
Construction and development	187,323	155,205

Total mortgage real estate loans	1,636,085	1,535,084
Consumer and other loans:
Fixed equity	227,811	246,460
Home equity lines of credit	91,730	88,266
Student	20,404	19,821
Home improvement	33,287	30,067
Automobile	46,752	69,237
Other	11,262	12,944

Total consumer and other loans	431,246	466,795
Total commercial business loans	52,056	57,247

Total loans receivable	2,119,387	2,059,126
Less:
Undisbursed loan proceeds	85,897	60,014
Allowance for loan losses	12,574	12,090
Unearned loan fees and discounts	(3,409)	(3,470)

	95,062	68,634

Total loans receivable – net	$2,024,325	$1,990,492

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties housing one-to-four families which are generally located in the Company’s local lending areas in Wisconsin, Michigan and Minnesota. Non-accrual loans at December 31, 2006 were $14,497 and at December 31, 2005, were $5,347.
A summary of the activity in the allowance for loan losses follows:

	Year ended December 31
	2006	2005	2004

Balance at beginning of year	$12,090	$13,923	$13,771
Provisions	632	541	1,330
Charge-offs	(367)	(2,431)	(1,253)
Recoveries	219	57	75

Balance at end of year	$12,574	$12,090	$13,923

The unpaid principal balance of loans serviced for others was $676,319, $657,270, and $620,055 at December 31, 2006, 2005 and 2004, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
A loan is considered impaired when, in management’s judgment, it becomes probable that all contractual principal and interest will not be collected. The following table presents data on impaired loans:

	December 31
	2006	2005

Impaired loans for which an allowance has been provided	$14,920	$7,280
Impaired loans for which no allowance has been provided	2,338	2,430

Total loans determined to be impaired	$17,258	$9,710

Allowance for loan losses related to impaired loans	$2,672	$2,392

	Year ended December 31
	2006	2005	2004

Average recorded investment in impaired loans	$6,507	$10,141	$8,706

Cash basis interest income recognized from impaired loans	$179	$233	$293

4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No goodwill impairments were determined in 2006, 2005 or 2004. The carrying value of goodwill for 2006, 2005, and 2004 was $52,570.
Deposit base intangibles had a carrying amount and a value net of accumulated amortization of $3,089 at December 31, 2006.
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at December 31, 2006 is presented in the following table.

	2006	2005	2004

Mortgage servicing rights at beginning of year	$4,771	$4,542	$4,698
Additions	1,040	1,777	1,529
Amortization	(1,158)	(1,548)	(1,685)

Mortgage servicing rights at end of year	4,653	4,771	4,542
Valuation allowance	—	—	—

Balance	$4,653	$4,771	$4,542

In 2006 and 2005, there were no permanent impairments.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights (continued)
The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.
The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total

Twelve months ended December 31, 2006 (actual)	$1,158	$661	$1,819

Estimate for year ending December 31,
2007	$837	$661	$1,498
2008	837	618	1,455
2009	836	405	1,241
2010	827	405	1,232
2011	635	405	1,040
Thereafter	681	595	1,276

	$4,653	$3,089	$7,742

5. Other Assets
Other Assets are summarized as follows:

	December 31
	2006	2005

Accrued interest:
Mortgage-related securities	$4,207	$4,014
Investment securities	12	117
Loans receivable	9,288	7,589

Total accrued interest	13,507	11,720
Foreclosed properties and repossessed assets	1,231	708
Premises and equipment	50,515	47,588
Federal Home Loan Bank stock, at cost	45,876	48,537
Bank owned life insurance	46,430	20,359
Prepaid and other	46,801	27,978

	$204,360	$156,890

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
5. Other Assets (continued)
Foreclosed properties and repossessed assets are summarized as follows:

	December 31
	2006	2005

Acquired by foreclosure or in lieu of foreclosure	$1,222	$702
Repossessed collateral	9	6

	$1,231	$708

Premises and equipment are summarized as follows:

	December 31
	2006	2005

Land and land improvements	$15,577	$14,451
Office buildings	47,405	44,614
Furniture and equipment	17,643	16,225
Leasehold improvements	944	944

	81,569	76,234
Less accumulated depreciation and amortization	31,054	28,646

	$50,515	$47,588

Depreciation expense for 2006, 2005, and 2004 was $2,644, $2,699, and $3,253, respectively.
Bank Mutual leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2018. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2006:

2007	$1,171
2008	928
2009	763
2010	574
2011	391
Thereafter	1,308

Total	$5,135

Rental expenses totaled $886, $873, and $931 for 2006, 2005 and 2004, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
6. Deposits
Deposits are summarized as follows:

	December 31
	2006	2005

Checking accounts:
Noninterest-bearing	$104,821	$110,583
Interest-bearing	174,206	174,620

	279,027	285,203

Money market accounts	248,542	271,418
Savings accounts	200,016	224,408

Certificate accounts:
Due within one year	1,243,485	718,634
After one but within two years	82,273	453,386
After two but within three years	75,223	45,496
After three but within four years	20,889	66,397
After four but within five years	9,186	21,880
After five years	—	—

	1,431,056	1,305,793

	$2,158,641	$2,086,822

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more is approximately $259,790 and $189,106 at December 31, 2006 and 2005, respectively.
Interest expense on deposits was as follows:

	Year ended December 31
	2006	2005	2004

Interest-bearing checking accounts	$351	$369	$359
Money market accounts	7,620	5,548	3,301
Savings accounts	923	1,048	1,084
Certificate accounts	59,818	42,371	37,373

	$68,712	$49,336	$42,117

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings
Borrowings consist of the following:

	December 31
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing:
2006	$—	—	$607,955	3.35%
2007	279,650	4.79%	104,650	4.08
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
2010	—	—	—	—
Thereafter	424,350	4.24	52,166	5.18
Open-line of credit	—	—	—	—
Other borrowings	—	—	—	—

	$705,025		$765,796

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
Bank Mutual has a $5.0 million line of credit with another financial institution. At December 31, 2006 and 2005, no draws were outstanding.
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
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
8. Shareholders’ Equity (continued)
Quantitative measures established by federal regulation to ensure capital adequacy require Bank Mutual to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2006, that Bank Mutual met all capital adequacy requirements.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank Mutual
As of December 31, 2006:
Total capital (to risk-weighted assets)	$421,112	24.27%	$138,817	8.00%	$173,521	10.00%
Tier 1 capital (to risk-weighted assets)	408,538	23.54	69,408	4.00	104,113	6.00
Tier 1 capital (to average assets)	408,538	11.97	136,559	4.00	170,699	5.00

Bank Mutual
As of December 31, 2005:
Total capital (to risk-weighted assets)	$421,835	24.96%	$135,188	8.00%	$168,985	10.00%
Tier 1 capital (to risk-weighted assets)	409,745	24.25	67,594	4.00	101,391	6.00
Tier 1 capital (to average assets)	409,745	12.07	135,829	4.00	169,786	5.00
The Company is not aware of any conditions or events, which would change Bank Mutual’s status as well capitalized. There are no conditions or events since that notification that management believes have changed Bank Mutual’s category.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
8. Shareholders’ Equity (continued)
Following are reconciliations of Bank Mutual’s (subsidiary bank) equity under generally accepted accounting principles to capital as determined by regulators:

	Bank Mutual
	Risk-	Tier I
	Based	(Core)
	Capital	Capital

As of December 31, 2006:
Equity per bank records	$451,298	$451,298
Unrealized gains on investments	15,553	15,553
FAS 158 adjustment reversal	(127)	(127)
Goodwill and intangibles	(54,420)	(54,420)
Investment in “nonincludable” subsidiaries	(3,487)	(3,487)
Disallowed servicing assets	(279)	(279)
Allowance for loan losses	12,574	—

Regulatory capital	$421,112	$408,538

9. Earnings Per Share
The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year ended December 31
	2006	2005	2004

Basic earnings per share
Net income	$20,597	$28,026	$29,554

Weighted average shares outstanding	58,710,159	62,238,425	74,672,199
Allocated ESOP shares during the period	327,493	327,194	327,194
Vested MRP shares during the period	277,996	428,305	328,384

	59,315,648	62,993,924	75,327,777

Basic earnings per share	$0.35	$0.44	$0.39

Diluted earnings per share
Net income	$20,597	$28,026	$29,554

Weighted average shares outstanding used in basic earnings per share	59,315,648	62,993,924	75,327,777
Net dilutive effect of:
Stock option shares	1,625,082	1,747,484	1,958,592
Unvested MRP shares	58,881	135,009	292,133

	60,999,611	64,876,417	77,578,502

Diluted earnings per share	$0.34	$0.43	$0.38

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans
Bank Mutual Corporation
Bank Mutual Corporation has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $144 in 2006, $146 in 2005, and $159 in 2004.
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
Adoption of Statement No. 158
On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158. Statement No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement No. 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of Statement No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement No. 158.
The incremental effects of adopting the provisions of Statement No. 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of Statement No. 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not materially effect the Company’s operating results in future periods. Had the Company not been required to adopt Statement No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of Statement No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Application to Statement No. 158.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)

	At December 31, 2006
	Prior to
	Adopting		As Reported at
	Statement 158	Reclassifications	December 31, 2006

Other assets	$206,371	$(2,011))	$204,360
Other liabilities	46,506	2,717	49,223
Accumulated other comprehensive income	(14,720)	(706)	(15,426)
Amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2006 follow:

	Qualified	Supplemental
	Plan	Plan	Total
Prior service cost	$37	$36	$73
Unrecognized net loss (gain)	331	(343)	(12)

	$368	$(307)	$61

The estimated net of tax costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Qualified	Supplemental
	Plan	Plan	Total
Prior service cost	$19	$36	$55

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The overfunded status of the qualified plan of $1,134 at December 31, 2006 is recognized in the accompanying statement of financial position as prepaid pension expense. No plan assets are expected to be returned to the Company during the fiscal year ended December 31, 2007.
The following tables set forth the defined benefit pension plan’s funded status and net periodic benefit cost:

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2006	2005	2006	2005

Change in Benefit Obligation
Benefit obligation at beginning of year	$23,682	$20,831	$6,694	$6,245
Service cost	1,888	1,779	170	158
Interest cost	1,289	1,237	360	367
Actuarial loss (gain)	(1,387)	1,522	(230)	(1,128)
Amendments	—	(1,175)	—	1,175
Benefits paid	(641)	(512)	(298)	(123)

Benefit obligation at end of year	$24,831	$23,682	$6,696	$6,694

Change in Plan Assets
Fair value of plan assets at beginning of year	$25,558	$24,836	$—	$—
Actual return on plan assets	1,048	797	—	—
Employer contributions	—	437	297	123
Benefits paid	(641)	(512)	(297)	(123)

Fair value of plan assets at end of year	25,965	25,558	—	—

Funded status at the end of the year	$1,134	$1,876	$(6,696)	$(6,694)

Accumulated Benefit Obligations
The accumulated benefit obligations for the defined benefit pension plan were $22,128 and $20,841 at October 31, 2006 and 2005, respectively.

	2006	2005

Weighted-average assumptions used in cost calculations:
Discount rate	6.00%	5.50%
Rate of increase in compensation levels	3.50%	3.50%
Expected long-term rate of return on plan assets	7.00%	7.00%
The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
Using an actuarial measurement date of October 31, components of net periodic benefit cost follow:

	2006	2005	2004

Qualified Pension Plan
Service cost	$1,887	$1,779	$1,518
Interest cost	1,289	1,236	1,114
Actual return on plan assets	(1,048)	(797)	(1,964)
Amortization of prior service cost	30	(1,121)	59
Asset gain (loss)	(724)	(926)	576

Net periodic cost	$1,434	$171	$1,303

Supplemental Pension Plan
Service cost	$170	$159	$141
Interest cost	360	367	280
Amortization of prior service cost	70	1,244	70
Amortization of gain from prior period	—	261	—

Net periodic cost	$600	$2,031	$491

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.
At December 31, 2006, the projected benefit payments for each of the plans are as follows:

	Qualified	Supplemental
	Plan	Plan	Total

2007	$614	$375	$989
2008	739	766	1,505
2009	887	766	1,653
2010	1,044	766	1,810
2011	1,200	766	1,966
2012 – 2016	8,948	3,261	12,209

	$13,432	$6,700	$20,132

The Company values its pension plan annually at October 31. As discussed in Note 1, SFAS No. 158 will require the measurement of plan assets and benefit obligation as of the date of the fiscal year-end beginning for fiscal years ending after December 15, 2008. The pension plan weighted-average asset allocations at October 31, 2006 and 2005, by asset category are as follows:

	At October 31
	2006	2005

Asset Category-Qualified Plan
Equity securities	7.7%	6.1%
Immediate participation guarantee contracts	92.3	93.9

Total	100.0%	100.0%

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
Investment Policy
The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an Insurance Company. The equity securities are shares of stock issued by the insurance company when it demutualized.
Contributions
The amount of the 2007 contribution will be determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2007. At this time, the amount of the 2007 contribution is not known.
Bank Mutual
Bank Mutual has a deferred retirement plan, which was formerly a Mutual Savings Bank plan, for non-officer directors who have provided at least five years of service. All eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. Bank Mutual has funded these arrangements through “rabbi trust” arrangements, and based on actuarial analyses believes these obligations are adequately funded.
First Northern Savings Bank, a bank acquired in October of 2000, also had supplemental retirement plans for several executives. Total expense relating to these plans for the year ended December 31, 2006 and 2005 was $119 and $161, respectively.
11. Stock-Based Benefit Plans
The Company established an ESOP for the employees of the Company and Bank Mutual. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. At November 1, 2000, the ESOP borrowed $609 from the Company and purchased 223,454 shares of common stock issued in the public offering. Subsequent to this initial purchase, through December 31, 2001, the ESOP borrowed an additional $8,362 and purchased an additional 3,037,600 shares. In January 2002, the ESOP bought an additional 10,892 shares. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-tenth of the shares are scheduled to be released each year, which started in 2001. Also, additional shares may be released as the ESOP Trust receives cash dividends from the unallocated shares held in the Trust. ESOP expense for the year ended December 31, 2006 was $3,877; for the year ended December 31, 2005 was $3,640; and for the year ended December 31, 2004 was $3,695.
The following table summarizes shares of Company common stock held by the ESOP at December 31.

	2006	2005	2004

Shares allocated to participants in fiscal year	327,493	327,194	327,194
Unallocated and unearned shares	1,107,927	1,435,420	1,762,614
Fair value of unearned ESOP shares	$13,417	$15,215	$21,451

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes
The provision for income taxes consists of the following:

	Year ended December 31
	2006	2005	2004

Current:
Federal	$11,518	$13,968	$14,269
State	84	96	400

	11,602	14,064	14,669
Deferred expense (benefit):
Federal	(1,789)	954	976
State	(5)	(2)	(13)

	(1,794)	952	963

	$9,808	$15,016	$15,632

For state income tax purposes, certain subsidiaries have net operating loss carryovers of $25,840 available to offset against future income. The carryovers expire in the years 2007 through 2021 if unused.
The income tax provision differs from the provision computed at the federal statutory corporate rate as follows:

	Year ended December 31
	2006	2005	2004

Income before provision for income taxes	$30,405	$43,042	$45,186

Tax expense at federal statutory rate	$10,642	$15,065	$15,815
Increase (decrease) in taxes resulting from:
State income taxes – net of federal tax benefit	51	87	291
Bank Owned Life insurance	(399)	(362)	(382)
Executive compensation in excess of Section 162(m) limit	376	350	—
Tax returns and reserve adjustment for uncertain tax provisions	(930)	—	—
Other	68	(124)	(92)

Provision for income taxes	$9,808	$15,016	$15,632

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes (continued)
The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2006	2005

Deferred tax assets:
State net operating losses	$1,376	$877
Loan loss reserves	4,904	4,841
Pension	3,003	3,621
Deferred compensation	1,474	1,580
Restricted stock amortization	547	—
Unrealized gain on investment securities	9,156	9,780
Other	980	792

Total deferred tax assets	21,440	21,491
Valuation allowance	(1,013)	(275)

Deferred tax assets, net of valuation allowance	20,427	21,216

Deferred tax liabilities:
Property and equipment depreciation	504	1,088
FHLB stock dividends	5,130	5,422
Deferred loan fees	1,981	2,146
Purchase accounting adjustments	4,656	4,998
Mortgage servicing rights	1,867	1,915
Other	70	60

Total deferred tax liabilities	14,208	15,629

Net deferred tax asset	$6,219	$5,587

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
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
Financial instruments whose contract amounts represent credit risk are as follows:

	December 31
	2006	2005

Unused consumer lines of credit	$156,378	$153,133
Unused commercial lines of credit	25,941	16,523
Commitments to extend credit:
Fixed rate	19,891	18,569
Adjustable rate	23,330	49,380
Undisbursed commercial loans	4,258	5,930
Forward commitments to sell mortgage loans of $10,031 at December 31, 2006, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose Bank Mutual to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. Forward commitments at December 31, 2005 were $3,943.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
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
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
Borrowings: The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value.

	December 31		December 31
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$45,460	$45,460	$41,543	$41,543
Investment and mortgage-related securities	1,113,141	1,113,141	1,151,177	1,151,177
Loans receivable, net	2,024,325	2,014,996	1,990,492	1,972,640
Loans held for sale	3,787	3,787	2,312	2,312
Mortgage servicing rights	4,653	7,340	4,771	7,527
Federal Home Loan Bank stock	45,876	45,876	48,537	48,537
Accrued interest receivable	13,507	13,507	11,720	11,720
Deposits and accrued interest	2,158,641	2,085,299	2,086,822	2,044,991
Advance payments by borrowers	2,199	2,199	2,529	2,529
Borrowings	705,025	701,958	765,796	758,428
The above table does not include any amount for the value of any off-balance-sheet items (see Note 12) since the fair value of these items is not significant.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
15. Condensed Parent Company Only Financial Statements
STATEMENT OF FINANCIAL CONDITION

	December 31
	2006	2005

Assets:
Cash and cash equivalents	$58,403	$76,958
Investment in subsidiaries	451,299	451,600
Due from subsidiaries	19,359	12,506
Receivable from ESOP	3,047	3,947
Other assets	1,671	6

	$533,779	$545,017

Liabilities and shareholders’ equity:
Liabilities:
Other liabilities	$—	$643

Shareholders’ equity:
Preferred stock — $.01 par value Authorized– 20,000,000 shares in 2006 and 2005 Issued and outstanding – none in 2006 and 2005	—	—
Common stock – $.01 par value:
Authorized – 200,000,000 shares in 2006 and 2005 Issued – 78,783,849 shares in 2006 and 2005 Outstanding – 60,277,087 in 2006 and 62,325,268 shares in 2005	788	788
Additional paid-in capital	496,302	497,589
Retained earnings	273,454	269,913
Unearned ESOP shares	(3,066)	(3,966)
Accumulated other comprehensive income	(15,426)	(17,346)
Unearned deferred compensation	—	(6,955)
Treasury stock – 18,506,762 shares in 2006 and 16,458,581 shares in 2004	(218,273)	(195,649)

Total shareholders’ equity	533,779	544,374

	$533,779	$545,017

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
15. Condensed Parent Company Only Financial Statements (continued)
STATEMENT OF INCOME

	Year ended December 31
	2006	2005	2004

Interest income	$2,290	$1,854	$2,735
Equity in earnings of subsidiaries	20,080	27,754	28,394
Gain on sale of investments	—	—	537
Other	40	—	5

Total income	22,410	29,608	31,671

Total expenses	1,466	1,399	1,335

Income before provision for income taxes	20,944	28,209	30,336
Provision for income taxes	347	183	782

Net income	$20,597	$28,026	$29,554

STATEMENT OF CASH FLOWS

	Year ended December 31
	2006	2005	2004

Operating activities:
Net income	$20,597	$28,026	$29,554
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(20,080)	(27,754)	(28,394)
Amortization of cost of stock benefit plans	9,080	6,768	5,857
Decrease in due from subsidiaries	(6,853)	(6,114)	(4,397)
Adoption of SAB No. 108	(1,101)	—	—
Change in other operating activities and liabilities	(1,207)	166	836

Net cash provided in operating activities	436	1,092	3,456

Investing activities:
Stock proceeds invested in subsidiary	—	—	—
Dividends from Company subsidiaries	21,200	83,200	13,600

Net cash provided by investing activities	21,200	83,200	13,600

Financing activities:
Cash dividends	(15,955)	(16,223)	(13,402)
Purchase of treasury stock	(27,828)	(134,542)	(78,859)
Proceeds from exercise of stock options	1,940	2,393	1,217
Excess tax benefit from exercise of stock options	752	—	—
Payments received on ESOP	900	900	900

Net cash used by financing activities	(40,191)	(147,472)	(90,144)

Decrease in cash and cash equivalents	(18,555)	(63,180)	(73,088)
Cash and cash equivalents at beginning of year	76,958	140,138	213,226

Cash and cash equivalents at end of year	$58,403	$76,958	$140,138

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Dollars in Thousands, Except Per Share Amounts)
16. Adoption of SEC Staff Accounting Bulletin No. 108 (“SAB No. 108”)
The Company adopted SAB No. 108 as of December 31, 2006. In accordance with SAB No. 108, the Company decreased its January 1, 2006 retained earnings by $1,101, which decreased shareholders’ equity to $543,273 from $544,374 at that date. This $1,101 cumulative adjustment was the result of accounting errors related to the non-qualified pension plans. A prepaid benefit asset of $1,626 was eliminated and a deferred tax asset of $525 was created. These errors caused immaterial understatements in prior years of pension expense, but the cumulative effect of correcting these errors was material to the 2006 consolidated financial statement.
In evaluating materiality and determining the appropriateness of applying SAB No. 108 to these errors, the Company considered materiality both qualitatively and quantitatively as proscribed by the SEC’s Staff Accounting Bulletin No. 99 (“SAB No. 99”). Evaluation of materiality requires the Company to consider all the relevant circumstances including qualitative factors which may cause misstatements of quantitatively small amounts to be material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures: Bank Mutual Corporation’s management, with the participation of Bank Mutual Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Bank Mutual Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Bank Mutual Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Bank Mutual Corporation’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Bank Mutual Corporation in the reports that it files or submits under the Exchange Act, because of the material weakness in internal control described below under “Change in Internal Control Over Financial Reporting” and “Management’s Report on Internal Control Over Financial Reporting. However, subsequent to December 31, 2006, Bank Mutual Corporation has made the changes also described in “Management’s Report on Internal Control Over Financial Reporting” below. Notwithstanding the existence of that material weakness, management has concluded that the Company’s disclosure controls and procedures were effective in preparation of this Report on Form 10-K.
Change in Internal Control Over Financial Reporting: There have not been any changes in the Bank Mutual Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, Bank Mutual Corporation’s internal control over financial reporting. However, in order to address the material weakness in the Company’s application and monitoring accounting policies, key personnel involved in the financial reporting process have enhanced the controls by which authoritative accounting guidance is monitored and applied on a regular basis.

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
Management of Bank Mutual Corporation is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Bank Mutual Corporation’s management, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In performing this assessment, management considered the implications of certain errors identified by the Company’s independent registered public accounting firm in conjunction with their audit of the Company’s consolidated financial statements for the year ended December 31, 2006. These errors related to the accounting policies for defined benefit plans as required by SFAS No. 87 “Employers’ Accounting for Pensions” and the incorrect application of these accounting policies to the Company’s non-qualified pension plans. This incorrect application of accounting policies resulted in the Company overstating an asset and understating expense. The error has been corrected in accordance with SAB No. 108, whereby shareholders’ equity and other assets have been adjusted as of January 1, 2006.
A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists. Management evaluated the Company’s assessment of its system of internal control and has concluded that the control deficiency over the application of its accounting policies for the accounting of non-qualified pension plans that resulted in the above-described errors represented a material weakness. Solely as a result of this material weakness, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.
Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Bank Mutual Corporation’s internal control over financial reporting. That attestation report can be found on the following page as part of this Item 9A.

Ernst & Young LLP, Report on Effectiveness of Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bank Mutual Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Bank Mutual Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment related to insufficient controls over the correct application of accounting policies to the nonqualified pension plans, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank Mutual Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2006, management identified as a material weakness the Company’s insufficient controls over the application of accounting policies to the non-qualified defined benefit plans. As a result of this material weakness in internal control, Bank Mutual Corporation concluded an adjustment should be made to the current year financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as described in Notes 1 and 16 to the consolidated financial statements set forth in Part IV Item 15, “Exhibits and Financial Statement Schedules”. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 12, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that Bank Mutual Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Bank Mutual Corporation has not maintained effective control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 12, 2007
Item 9B. Other Information.
Not applicable.

Part III
Item 10. Directors and Executive Officers of the Registrant
Information in response to this item is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Bank Mutual Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 7, 2007 (the “2007 Annual Meeting Proxy Statement”). See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation”, “Directors’ Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” in the 2007 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2007 Annual Meeting Proxy Statement.
Equity Compensation Plan Information
The following chart gives aggregate information regarding grants under all equity compensation plans of Bank Mutual Corporation through December 31, 2006.

			Number of securities
			remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by security holders	4,525,238	$7.08	1,773,362

Equity compensation plans not approved by security holders	0	0	0

Total	4,525,238	$7.08	1,773,362

(1)	Represents options granted under the 2001 Plan or 2004 Stock Incentive Plan, which were approved by Company shareholders in 2001 and 2004, respectively.

(2)	Represents options or restricted stock which may be granted under the 2004 Plan. No further awards may be made under the 2001 Plan.
Item 13. Certain Relationships and Related Transactions
Information in response to this item is incorporated by reference to “Election of Directors,” and Insider Participation” and “Certain Transactions and Relationships with the Company” in the 2007 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to “Independent Auditors” in the 2007 Annual Meeting Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of the Report: 1. and 2. Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Bank Mutual Corporation and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
Consolidated Statements of Financial Condition — December 31, 2006 and 2005.
Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Changes In Shareholders’ Equity — Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004.
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
March 15, 2007

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
Signature and Title

/s/ Michael T. Crowley, Jr.	/s/ Raymond W. Dwyer, Jr.

Michael T. Crowley, Jr., Chairman, President	Raymond W. Dwyer, Jr., Director
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Rick B. Colberg	/s/ Thomas J. Lopina, Sr.

Rick B. Colberg, Chief Financial Officer	Thomas J. Lopina, Sr., Director
(Principal Financial Officer)

/s/ Marlene M. Scholz	/s/ William J. Mielke

Marlene M. Scholz, Senior Vice President	William J. Mielke, Director
(Principal Accounting Officer)

/s/ Thomas H. Buestrin	/s/ Robert B. Olson

Thomas H. Buestrin, Director	Robert B. Olson, Director

/s/ Mark C. Herr	/s/ David J. Rolfs

Mark C. Herr, Director	David J. Rolfs, Director

/s/ Jelmer G. Swoboda

Jelmer G. Swoboda, Director

*	Each of the above signatures is affixed as of March 15, 2007.

BANK MUTUAL CORPORATION
(“Bank Mutual Corporation” or the “Company”)**
Commission File No. 000-32107
EXHIBIT INDEX
TO
2006 REPORT ON FORM 10-K
The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2006:

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company’s Registration Statement on Form S-1, Registration No. 333-105685 (the “2003 S-1”)

3(ii)	Bylaws, as last amended May 29, 2003, of Bank Mutual Corporation	Exhibit 3(ii) to 2003 S-1

4.1	The Articles	Exhibit 3(i) above

4.2	The Plan	Exhibit 2.1 above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Mutual Savings Bank Outside Directors’ Retirement Plan***	Exhibit 10.2 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (the “2000 S-1”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan	Exhibit 10.3 to 2000 S-1

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. (continuing , as amended, through 2009)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

EI-1

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
10.6*	Form of Employment Agreements of Mr. Maurer, Ms. Scholz, Mr. Anderegg and Mr. Callen with Mutual Savings Bank, each dated as of January 1, 2001 (continuing through 2007)	Exhibit 10.7 to 2000 S-1

10.7(a)*	Employment Agreement between First Northern Savings Bank and Rick B. Colberg dated as of November 1, 2000 (continuing, as amended, through 2007)	Exhibit 10.9 to Bank Mutual’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 10-K”)

10.7(b)*	Amendment thereto, dated as of August 2, 2002	Exhibit 10.9(b) to 2003 10-K

10.7(c)*	Second Amendment thereto, dated as of August 19, 2003	Exhibit 10.9(c) to 2003 10-K

10.8(a)*	Form of Supplemental Retirement Agreement dated as of January 1, 1994 between First Northern Savings Bank and Rick B. Colberg	Exhibit 10.11(a) to 2000 10-K

10.8(b)*	Form of Amendment No. 1 thereto dated as of September 20, 1995	Exhibit 10.11(b) to 2000 10-K

10.8(c)*	Form of Amendment No. 2 thereto, dated as of October 15, 1998	Exhibit 10.6.4 to FNCC 1998 10-K

10.9(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to 2000 10-K

10.9(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (“FNCC 1998 10-K”)

10.10*	Bank Mutual Corporation 2001 Stock Incentive Plan, as amended May 7, 2002 (superseded, except as to outstanding awards)	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.11(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Exhibit A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.11(b)*	Form of Option Agreement thereunder - Bank Mutual Corporation Director Stock Option Agreement	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 20, 2004 (6-30-04 10-Q”)

EI-2

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
10.11(c)*	Form of Option Agreement thereunder - Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.1(c ) to the 6-30-04 10-Q

10.11(d)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6-30-04 10-Q

10.11(e)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6-30-04 10-Q

10.12*	Mutual Savings Bank/First Northern Savings Bank Management Incentive Compensation Plan	Exhibit 10.12(b) to Post-Effective Amendment No. 1 to S-1

21.1	List of Subsidiaries		X

23.1	Consent of Ernst & Young LLP		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K

**	As used in this Exhibit Index, references to Bank Mutual Corporation and the Company also include, where appropriate, Bank Mutual Corporation, a federally-chartered corporation and the predecessor of the current registrant.

***	Mutual Savings Bank is now known as “Bank Mutual.”

EI-3