Form 10-Q
period 2007-03-31
BANK MUTUAL CORP
filed 2007-05-08
CIK 1123270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 55,324,118 shares, at May 3, 2007.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31	December 31
	2007	2006
	(In thousands, except per
	share data)
Assets
Cash and due from banks	$40,499	$44,438
Federal funds sold	127,500	—
Interest-earning deposits	2,551	1,022

Cash and cash equivalents	170,550	45,460
Securities available-for-sale, at fair value:
Investment securities	63,150	48,290
Mortgage-related securities	1,150,155	1,064,851
Loans held for sale	5,294	3,787
Loans receivable, net	2,013,326	2,024,325
Goodwill	52,570	52,570
Other intangible assets	2,924	3,089
Mortgage servicing rights	4,672	4,653
Other assets	180,980	204,360

	$3,643,621	$3,451,385

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,205,426	$2,158,641
Borrowings	887,771	705,025
Advance payments by borrowers for taxes and insurance	12,072	2,199
Other liabilities	31,134	49,223

	3,136,403	2,915,088

Minority interest in real estate development	2,520	2,518

Shareholders’ equity:
Preferred stock — $.01 par value:
Authorized- 20,000,000 shares in 2007 and 2006
Issued and outstanding — none in 2007 and 2006	—	—
Common stock — $.01 par value:
Authorized- 200,000,000 shares in 2007 and 2006
Issued - 78,783,849 shares in 2007 and 2006
Outstanding - 57,234,980 in 2007 and 60,277,087 in 2006	788	788
Additional paid-in capital	497,077	496,302
Retained earnings	273,431	273,454
Unearned ESOP shares	(2,841)	(3,066)
Accumulated other comprehensive losses	(9,867)	(15,426)
Treasury stock - 21,548,869 shares in 2007 and 18,506,762 in 2006	(253,890)	(218,273)

Total shareholders’ equity	504,698	533,779

	$3,643,621	$3,451,385

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2007	2006
	(In thousands, except per
	share data)
Interest income:
Loans	$29,943	$28,410
Investment securities	1,019	921
Mortgage-related securities	13,030	11,898
Interest-earning deposits	423	409

Total interest income	44,415	41,638

Interest expense:
Deposits	18,631	15,273
Borrowings	8,703	6,955
Advance payments by borrowers for taxes and insurance	2	2

Total interest expense	27,336	22,230

Net interest income	17,079	19,408
Provision for (recovery of) loan losses	(929)	63

Net interest income after provision for loan losses	18,008	19,345

Noninterest income:
Service charges on deposits	1,496	1,160
Brokerage and insurance commissions	613	541
Loan related fees and servicing revenue	382	326
Gain on sales of investments	—	694
Gain on sales of loans	330	220
Other	2,124	1,435

Total noninterest income	4,945	4,376

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,643	9,573
Occupancy and equipment	2,827	2,601
Amortization of other intangible assets	165	165
Other	3,241	3,124

Total noninterest expenses	15,876	15,463

Income before income taxes	7,077	8,258
Income taxes	2,370	2,892

Net income	$4,707	$5,366

Per share data:
Earnings per share — basic	$0.08	$0.09

Earnings per share — diluted	$0.08	$0.09

Cash dividends paid	$0.08	$0.07

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Unearned
	Common	Paid-In	Retained	ESOP	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Compensation	Stock	Total
			(In thousands, except per share data)
For the Three Months Ended March 31, 2007
Balance at January 1, 2007	$788	$496,302	$273,454	$(3,066)	$(15,426)	$—	$(218,273)	$533,779
Comprehensive income:
Net income	—	—	4,707	—	—	—	—	4,707
Other comprehensive income
Change in net unrealized gain on securities available- for-sale, net of deferred income tax liability of $3,308	—	—	—	—	5,559	—	—	5,559

Total comprehensive income	—	—	—	—	—	—	—	10,266
Purchase of treasury stock	—	—	—	—	—	—	(36,474)	(36,474)
Committed ESOP shares	—	734	—	225	—	—	—	959
Exercise of stock options	—	(520)	—	—	—	—	857	337
Share based payments	—	561	—	—	—	—	—	561
Cash dividends ($0.08 per share)	—	—	(4,730)	—	—	—	—	(4,730)

Balance at March 31, 2007	$788	$497,077	$273,431	$(2,841)	$(9,867)	$—	$(253,890)	$504,698

For the Three Months Ended March 31, 2006
Balance at January 1, 2006	$788	$497,589	$269,913	$(3,966)	$(17,346)	$(6,955)	$(195,649)	$544,374
Comprehensive income:
Net income	—	—	5,366	—	—	—	—	5,366
Other comprehensive income
Change in net unrealized gain on securities available- for-sale, net of deferred income tax benefit of $3,570	—	—	—	—	(6,131)	—	—	(6,131)

Total comprehensive income	—	—	—	—	—	—	—	(765)
Purchase of treasury stock	—	—	—	—	—	—	(1,389)	(1,389)
Committed ESOP shares	—	701	—	225	—	—	—	926
Exercise of stock options	—	(246)	—	—	—	—	226	(20)
Share based payments	—	955	—	—	—	—	(17)	938
Impact of the adoption of SFAS No. 123(R)	—	(6,955)	—	—	—	6,955	—	—
Impact of the adoption of SAB No. 158	—	—	(1,101)	—	—	—	—	(1,101)
Cash dividends ($0.07 per share)	—	—	(3,563)	—	—	—	—	(3,563)

Balance at March 31, 2006	$788	$492,044	$270,615	$(3,741)	$(23,477)	$—	$(196,829)	$539,400

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Operating activities:
Net income	$4,707	$5,366
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(929)	63
Provision for depreciation	672	665
Amortization of intangibles	165	165
Net (increase) decrease in mortgage servicing rights	(19)	152
Amortization of cost of stock benefit plans	1,520	2,662
Net (discount) premium amortization on securities	(415)	18
Loans originated for sale	(26,696)	(18,984)
Proceeds from loan sales	25,519	17,129
Gains from sales of loans originated for sale	(330)	(220)
Adoption of SAB 108	—	(1,101)
Net gain on sale of available-for-sale securities	—	(694)
Increase (decrease) in other liabilities	(20,308)	3,433
Decrease (increase) in other assets	24,044	(1,592)
Decrease (increase) in accrued interest receivable	367	(669)

Net cash provided by operating activities	8,297	6,393

Investing activities:
Net purchases of mutual funds	—	(261)
Purchases of investment securities	(15,000)	—
Purchases of mortgage-related securities	(127,818)	(111,826)
Principal repayments on mortgage-related securities	51,936	50,959
Proceeds from sale of investments	—	702
Net decrease (increase) in loans receivable	11,837	(17,857)
Proceeds from sale of foreclosed properties	—	53
Purchase of Federal Home Loan Bank stock	(216)	—
Net purchases of premises and equipment	(1,396)	(738)

Net cash used by investing activities	(80,657)	(78,968)

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Financing activities:
Net increase in deposits	$45,698	$32,694
Net decrease in short-term borrowings	(175,000)	(200,000)
Proceeds from long-term borrowings	457,950	277,375
Repayments of long-term borrowings	(100,204)	(1,346)
Net increase in advance payments by borrowers for taxes and insurance	9,873	9,297
Proceeds from exercise of stock options	206	59
Excess tax benefit from exercise of stock options	131	58
Cash dividends	(4,730)	(4,361)
Purchase of treasury stock	(36,474)	(1,389)

Net cash provided by financing activities	197,450	112,387

Increase in cash and cash equivalents	125,090	39,812
Cash and cash equivalents at beginning of period	45,460	69,415

Cash and cash equivalents at end of period	170,550	$109,227

Supplemental information:
Interest paid or credited on deposits and borrowings	$25,726	$21,600
Income taxes paid	34	712
Loans transferred to foreclosed properties and repossessed assets	91	57
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
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at March 31, 2007 and December 31, 2006, the results of their income for the three months ended March 31, 2007 and 2006, and their cash flows for the three months ended March 31, 2007 and 2006. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. See Note 12 — Income Taxes.
Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
At March 31, 2007:
Investment securities:
U.S. government and federal obligations	$15,000	$—	$—	$15,000
Mutual funds	47,776	—	(1,117)	46,659
Stock in federal agencies	1,442	61	(12)	1,491

Total investment securities	64,218	61	(1,129)	63,150
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	519,880	951	(8,397)	512,434
Federal National Mortgage Association	401,831	1,169	(6,928)	396,072
Private Placement CMOs	202,876	555	(1,400)	202,031
Government National Mortgage Association	40,341	9	(732)	39,618

Total mortgage-related securities	1,164,928	2,684	(17,457)	1,150,155

Total	$1,229,146	$2,745	$(18,586)	$1,213,305

The Company does not believe any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

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

The amortized cost and fair values of securities by contractual maturity at March 31, 2007, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	15,000	15,000
Mutual funds	47,776	46,659
Federal Home Loan Mortgage Corporation stock	1,442	1,491
Mortgage-related securities	1,164,928	1,150,155

	$1,229,146	$1,213,305

Note 3 — Loans Receivable
Loans receivable consist of the following:

	March 31	December 31
	2007	2006
	(In thousands)
Mortgage loans:
One-to-four family	$1,106,947	$1,123,905
Multifamily	180,656	157,768
Commercial real estate	166,998	167,089
Construction and development	178,375	187,323

Total mortgage loans	1,632,976	1,636,085
Consumer loans and other loans:
Fixed home equity	221,815	227,811
Home equity lines of credit	90,354	91,730
Student	21,411	20,404
Home improvement	32,016	33,287
Automobile	40,198	46,752
Other	10,591	11,262

Total consumer loans	416,385	431,246
Total commercial business loans	50,921	52,056

Total loans receivable	2,100,282	2,119,387
Less:
Undisbursed loan proceeds	78,416	85,897
Allowance for loan losses	11,557	12,574
Unearned loan fees and discounts	(3,017)	(3,409)

	86,956	95,062

Total loans receivable, net	$2,013,326	$2,024,325

The Company’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in the Bank’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois. In addition, the Bank has purchased some mortgage loans in other Midwest states.
Note 4 — Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at March 31, 2007 and December 31, 2006 are presented in the following table.

	March 31	December 31
Mortgage Servicing Rights	2007	2006
	(In thousands)
Mortgage servicing rights at beginning of year	$4,653	$4,771
Capitalized servicing rights	294	1,040
Amortization of servicing rights	(275)	(1,158)

Mortgage servicing rights at end of period	4,672	4,653
Valuation allowance	—	—

Balance	$4,672	$4,653

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at March 31, 2007 are presented in the following table.

	Intangible Asset
	Amount
	Net of Accumulated	Valuation	Carrying
Intangible Assets	Amortization	Allowance	Amount
	(In thousands)
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,672	—	4,672
Deposit base intangibles	2,924	—	2,924

Total	$60,166	$—	$60,166

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2007. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.
The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
	(In thousands)
Three months ended March 31, 2007 (actual)	$275	$165	$440

Nine months ending December 31, 2007 (estimate)	$646	$496	$1,142

Estimate for year ending December 31,
2008	862	618	1,480
2009	861	405	1,266
2010	852	405	1,257
2011	664	405	1,069
2012	428	199	627
Thereafter	359	396	755

	$4,672	$2,924	$7,596

Note 5 — Other Assets
Other Assets are summarized as follows:

	March 31	December 31
	2007	2006
	(In thousands)
Accrued interest:
Mortgage-related securities	$4,550	$4,207
Investment securities	107	12
Loans receivable	8,483	9,288

Total accrued interest	13,140	13,507
Foreclosed properties and repossessed assets	1,263	1,231
Premises and equipment	51,239	50,515
Federal Home Loan Bank stock, at cost	46,092	45,876
Bank owned life insurance	47,091	46,430
Other	22,155	46,801

	$180,980	$204,360

Note 6 — Deposits
Deposits are summarized as follows:

	March 31	December 31
	2007	2006
	(In thousands)
Checking accounts:
Noninterest-bearing	$100,433	$104,821
Interest-bearing	171,986	174,206

	272,419	279,027

Money market accounts	258,251	248,542
Savings accounts	202,800	200,016
Certificate accounts:
Due within one year	1,292,200	1,243,485
After one but within two years	78,634	82,273
After two but within three years	80,919	75,223
After three but within four years	12,971	20,889
After four but within five years	7,232	9,186
After five years	—	—

	1,471,956	1,431,056

	$2,205,426	$2,158,641

Note 7 — Borrowings
Borrowings consist of the following:

	March 31		December 31
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)		(Dollars in thousands)
Federal Home Loan Bank advances maturing:
2007	$4,650	3.86%	$279,650	4.79%
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
Thereafter	882,096	4.20	424,350	4.24
Open-line of credit	—	—	—	—
Other borrowings	—	—	—	—

	$887,771		$705,025

Of the $882.1 million borrowings due after 2011, $826.0 million have a quarterly call provision beginning after an initial period of six months to 2 years.
The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings from the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by the Company; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one- to -four family mortgage loans; and 97% of certain mortgage-related securities. Our advances are also collateralized by FHLB stock of $46,092 at March 31, 2007 and $45,876 at December 31, 2006.
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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of March 31, 2007, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
The Bank
As of March 31, 2007:
Total risk-based capital	$418,854	23.74%	$141,152	8.00%	$176,440	10.00%
(to risk-weighted assets)
Tier I capital	407,297	23.08	70,576	4.00	105,864	6.00
(to risk-weighted assets)
Tier I capital	407,297	11.32	143,897	4.00	179,871	5.00
(to average assets)
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.
Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulatory requirements:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
	(In thousands)
As of March 31, 2007:
Equity per Bank records	$455,511	$455,511
Unrealized gains on investments	9,995	9,995
FASB No. 158	(127)	(127)
Goodwill and deposit base intangibles, net of deferred taxes	(54,321)	(54,321)
Investment in “nonincludable” subsidiaries	(3,481)	(3,481)
Disallowed servicing assets	(280)	(280)
Allowance for loan losses	11,557	—

Regulatory capital	$418,854	$407,297

Note 9 — Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended
	March 31
	2007	2006
	(Dollars in thousands,
	except per share data)
Basic Earnings Per Share
Net Income	$4,707	$5,366

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	57,438,012	60,139,840
Allocated ESOP shares for period	81,813	81,799
Vested MRP shares for period	45,795	88,959

	57,565,620	60,310,598

Basic earnings per share	$0.08	$0.09

Diluted Earnings Per Share
Net Income	$4,707	$5,366

Weighted average shares outstanding used in basic earnings per share	57,565,620	60,310,598
Dilutive effect of:
Stock option shares	1,447,087	1,592,316
Unvested MRP shares	34,073	61,979

	59,046,780	61,964,893

Diluted earnings per share	$0.08	$0.09

Note 10 — Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $40,000 in the first quarter of 2007 and 2006.
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

The following tables sets forth the net periodic benefit cost:

	Qualified Plan
	For the Three Months
	Ended March 31
	2007	2006
Service cost	$447	$472
Interest cost	368	322
Expected return on plan assets	(449)	(442)
Amortization of prior service cost	8	7
Amortization of net loss	-0-	-0-

Net periodic benefit cost	$374	$359

	Supplemental Plan
	For the Three Months
	Ended March 31
	2007	2006
Service cost	$43	$43
Interest cost	98	90

Amortization of prior service cost	14	17

Net periodic benefit cost	$155	$150

Pension plan assets, which consist primarily of immediate participation guarantee contracts with an insurance company, are actively managed by investment professionals.
The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company.
The amount of the 2007 contribution will be determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2007. At this time, the amount of the 2007 contribution is not known.
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
First Northern Savings Bank, acquired by Bank Mutual in 2000, also had supplemental retirement plans for several executives.
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan, provided for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001 of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of

$3.2056 of which 236,257 shares were subsequently forfeited. No further grants may be made under the 2001 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of stock options up to 4,106,362 shares and MRP awards up to 1,642,521 shares. In May 2004, options for 2,382,000 shares were granted of which 11,400 shares were subsequently forfeited and 955,000 MRP shares were granted of which 4,800 shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. In 2006, options for an additional 50,000 shares were granted under the 2004 Stock Incentive Plan at an exercise price of $12.234 per share. Total unvested outstanding MRP grants had a fair value of $6.2 million at March 31, 2007. The MRP grants are being amortized to compensation expense as participants become vested in the awarded shares.
The amount of MRP awards amortized to expense was $490,000 for the first quarter of 2007 as compared to $658,000 for the same period in 2006.
In total, options for 4,452,450 shares remain outstanding at March 31, 2007, of which options for 3,030,250 shares were vested. In addition, since inception of the plans, options for 1,782,015 shares were exercised and options for 247,657 shares have been forfeited.
The estimated fair value of each option granted prior to January 1, 2007 is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months Ended
	March 31
	2007	2006
Risk-free interest rate	4.81 – 5.30%	4.81 – 5.30%
Dividend yield	2.00%	2.00%
Expected stock volatility	11.76 – 26.30%	11.76 – 26.30%
Expected years until exercise	2.75 - 7.00	3.75 - 8.00
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
Note 11 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at March 31, 2007 and December 31, 2006 are as follows:

	March 31	December 31
	2007	2006
	(In thousands)
Unused consumer lines of credit	$158,169	$156,378
Unused commercial lines of credit	27,634	25,941
Commitments to extend credit:
Fixed rate	10,818	19,891
Adjustable rate	34,872	23,330
Undisbursed commercial loans	9,119	4,258
Forward commitments to sell mortgage loans of $11.8 million at March 31, 2007 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $10.0 million of forward commitments at December 31, 2006.
Note 12 — Income Taxes
In July, 2006, FASB issued its final interpretation on, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Bank Mutual adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the financial condition, results of operations, or cash flows as Bank Mutual had no uncertain tax position(s) as defined by FIN 48.
Bank Mutual and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. Bank Mutual is no longer subject to U.S. federal and Minnesota income tax examinations by tax authorities for years prior to 2003 and for Wisconsin, for years prior to 1997.
If any interest and/or penalties would be imposed by an appropriate taxing authority, Bank Mutual would report the interest component through miscellaneous operating expense and penalties through income tax expense.
Note 13 — Recent Accounting Developments
In March 2006, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140.” SFAS No. 156 permits Bank Mutual to choose either the amortization method or fair value measurement method to measure servicing assets or liabilities. Bank Mutual will continue its current policy to amortize its servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligations based on fair value at each reporting date. Bank Mutual adopted SFAS No. 156 as of January 1, 2007.
On September 15, 2006, FASB issued SFAS No. 157 “Fair Value Measurements” which gives guidance for using fair value to measure assets and liabilities and expands disclosures about the use of fair value. SFAS NO. 157 is effective for fiscal years beginning after November 15, 2007. Bank Mutual is continuing its evaluation of SFAS No. 157; however, currently it is anticipated that it will not have a material impact on the Company’s financial position, results of operations, or liquidity.
In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which allows eligible assets and liabilities to be measured at fair value without having to apply complex hedge accounting provisions. Bank Mutual has not completed its evaluation of SFAS No. 159 and is therefore unable to disclose the effects that adopting SFAS No. 159 will have on the Company’s financial position, results of operations or liquidity.
Note 14 — Reclassifications
Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This document contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements, and any discussions of periods after the quarter for which this report is filed, are also forward looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of Bank Mutual’s loan and investment portfolios; changes in petroleum prices; changes in real estate values; other general economic and political developments; and other factors referred to in the reports filed by the Company with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 1A of the Company’s 2006 Annual Report on Form 10-K).
Comparison of Financial Condition at March 31, 2007 and December 31, 2006
Total Assets. The Company’s total assets increased $192.2 million in the first three months of 2007. Total assets at March 31, 2007 were $3.6 billion as compared to $3.5 billion at December 31, 2006. The increase was largely attributed to the growth in federal funds sold and securities portfolio.
Cash and Cash Equivalents. Cash and cash equivalents increased $125.1 million in the first three months of 2007 primarily as a result of borrowing funds and investing those funds on a short-term basis in anticipation of funding loan originations.
Securities Available-for-Sale. Investment securities increased $14.9 million in the first three months of 2007 primarily as a result of purchasing a government agency security in March of 2007.
Mortgage-related securities increased $85.3 million primarily as a result of the purchase of $127.8 million of mortgage-related securities in the first quarter of 2007. In addition, market values of the mortgage-related securities increased in the first quarter of 2007 (our securities are marked-to-market), although the increase was partially offset by normal payments on the underlying mortgage loans.
Loans Held for Sale. Loans held for sale increased $1.5 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell some of our 15 year fixed rate mortgage loan originations. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those loans have characteristics which historically have indicated that they will be outstanding for a relatively short period of time. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.

Loans Receivable. Loans receivable decreased $11.0 million in the first three months of 2007, primarily as a result of a decrease in the one-to-four family mortgage loans, consumer and commercial business loans partially offset by an increase in multi-family mortgage loans.
The mortgage loan portfolio decreased $3.1 million in the first three months of 2007 primarily as a result of a decrease in the one-to-four family and construction and development loan portfolios. The one-to-four family mortgage loans decreased $17.0 million in the first three months of 2007 primarily as a result of increased mortgage loan sales and decreased mortgage loan purchases. We have supplemented our mortgage loan originations by purchasing mortgage loans (all are adjustable rate mortgage loans) from various Wisconsin sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desktop underwriting standards and conform to our underwriting standards.
We also have $188.5 million of adjustable interest only mortgage loans in our one- to -four family mortgage loan portfolio at March 31, 2007. These mortgage loans were either originated by our bank office network or purchased from our correspondents. The interest only provision is only for the initial fixed rate period (normally three or five years) and after this initial period, principal payments begin. Underwriting standards for this type of loan are higher than for traditional amortizing mortgage loans.
Multi-family mortgage loans increased $22.9 million in the first three months of 2007 primarily as a result of the $25.7 million multi-family originations and decreased prepayments. The construction and development mortgage loan portfolio decreased $8.9 million in the three months ended March 31, 2007 primarily as the result of decreased originations and some existing construction and development loans completing their initial phase and receiving permanent financing.
The commercial real estate portfolio decreased slightly in the first three months of 2007 primarily as a result of prepayments of commercial real estate loans. The prepayments are a result of sales of properties and some competitor institutions’ pricing and/or offering terms that we chose not to match.
The consumer loan portfolio decreased $14.9 million in the first three months of 2007, primarily as a result of decreases in the automobile, fixed home equity, and home equity lines of credit portfolios, partially offset by an increase in the student loan portfolio, home equity lines of credit, and home improvement portfolios. The home equity decreases were primarily the result of lower home equity originations. These originations were lower primarily as a result of increased interest rates offered on these products and a slow down in the housing market. In addition, we discontinued indirect originations of automobile loans through Savings Financial Corporation, our 50% owned subsidiary, in the second quarter of 2006 as a result of reduced profitability of these products.
The commercial business loan portfolio decreased $1.1 million primarily as a result of payoffs of existing commercial business loans partially offset by new originations.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended
	March 31
	2007	2006
Originations
Mortgage loans:
One- to four-family	$43,984	$42,596
Multi-family	25,674	25,600
Commercial real estate	24,618	11,005

Total mortgage loans	94,276	79,201
Consumer loans	29,396	37,490
Commercial business loans	10,167	8,428

Total loan originations	133,839	125,119

Purchases:
One-to four-family mortgage loans	17,811	47,773

Total loans purchased	17,811	47,773

Total loans originated and purchased	$151,650	$172,892

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
Other Assets. Other assets decreased $23.4 million, during the first three months of 2007. This decrease is primarily the result of funding a mortgage-related security that, at year end, was a commitment classified as an other asset.
Deposits. Deposits increased $46.8 million in the first three months of 2007 primarily as a result of growth in retail certificates of deposits and money market accounts. We believe competition for retail deposits has been strong which has increased the cost of those deposits more than what deposits costs would have otherwise increased in the current interest rate environment. We also believe that deposit growth (or shrinkage) for the balance of 2007 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.
Borrowings. Borrowings increased $182.7 million in the first three months of 2007 as a result of borrowing from the FHLB of Chicago and investing $104.9 million in mortgage-related securities and $66.0 million in short-term investments in anticipation of loan originations.
Of our borrowings, approximately $882.1 million have a final maturity after 2011; however $826.0 million contain call options after an initial period of 6 months to 2 years.

Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $9.9 million in the first three months of 2007. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. These payments increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December of 2007 or January of the next year.
Other liabilities decreased $18.1 million primarily as a result of a commitment to purchase a $22.9 million mortgage-related security which was funded early January of 2007.
Shareholders’ Equity. Shareholders’ equity decreased $29.1 million in the first three months of 2007, primarily as a result of stock repurchases and cash dividends paid, partially offset by an increase in the market value of securities, our net income, amortization of share based stock plans, exercise of stock options and the accrual for vesting of ESOP shares.
During the three months ended March 31, 2007, the Company repurchased 3,110,000 shares at an average price of $11.72 per share and since March 31, 2007 (to May 3, 2007) 1,947,548 shares have been repurchased at an average price of $11.59 per share.
On May 7, 2007, a fifth stock repurchase plan was authorized by the Board of Directors. The fifth stock repurchase plan was established to repurchase up to 3.0 million shares.
The stock repurchase programs have the effect of lowering capital. Management nonetheless determined that, at the price offered, it was appropriate to repurchase shares as a result of the Company’s very strong capital position which had resulted from the sale of stock in connection with the Company’s 2003 full conversion transaction.
Comprehensive losses (net of tax) decreased as a result of marking the available-for-sale investments to current market value; increases in value resulted from recent increases in mortgage-related securities prices.
In addition, a cash dividend of $0.08 per share was paid March 1, 2007 to shareholders of record on February 15, 2007. The dividend payout ratio was 100.5% in the first three months of 2007.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At March 31	At December 31
	2007	2006
	(Dollars in thousands)
Non-accrual mortgage loans	$12,078	$11,504
Non-accrual consumer loans	799	803
Non-accrual commercial business loans	290	1,625
Accruing loans delinquent 90 days or more	571	565

Total non-performing loans	13,738	14,497

Foreclosed properties and repossessed assets, net	1,263	1,231

Total non-performing assets	$15,001	$15,728

Non-performing loans to total loans	0.68%	0.72%

Non-performing assets to total assets	0.41%	0.46%

Additional interest income that would have been recognized if non-accrual loans had been current	$785	$652

Allowance for loan losses as a percent of non-performing assets	77.04%	79.95%

Total non-performing loans decreased as of March 31, 2007, as compared to December 31, 2006, primarily as a result of one non-performing commercial business loan being paid off in the first quarter of 2007. We believe, our non-accrual mortgage loans are at a low dollar amount when compared to other financial institutions. Currently, we believe that we have an adequate reserve established.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Balance at the beginning of the period	$12,574	$12,090
Provisions for the period	(929)	632
Charge-offs:
Mortgage loans	—	(44)
Consumer loans	(84)	(271)
Commercial business loans	(23)	(52)

Total charge-offs	(107)	(367)
Recoveries:
Mortgage loans	—	—
Consumer loans	19	81
Commercial business loans	—	138

Total recoveries	19	219

Net recoveries (charge-offs)	(88)	(148)

Balance at the end of the period	$11,557	$12,574

Net charge-offs to average loans	(0.02)%	(0.01)%

Allowance as a percent of total loans	0.57%	0.62%

Allowance as a percent of non-performing loans	84.12%	86.74%

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
Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding the Company’s financial condition and net interest income at and for the three months ended March 31, 2007 and 2006. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended March 31
	2007			2006
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,024,685	$29,943	5.92%	$2,010,333	$28,410	5.65%
Mortgage-related securities	1,140,593	13,030	4.57	1,114,891	11,898	4.27
Investment securities (2)	95,166	1,019	4.28	112,340	921	3.28
Interest-earning deposits	7,002	84	4.80	9,911	86	3.47
Federal funds	25,878	339	5.24	28,703	323	4.50

Total interest earning assets	3,293,324	44,415	5.39	3,276,178	41,638	5.08
Noninterest-earning assets	206,611			163,914

Total average assets	$3,499,935			$3,440,092

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$194,519	224	0.46	$221,030	232	0.42
Money market accounts	248,407	1,836	2.96	264,458	1,884	2.85
Interest-bearing demand accounts	160,181	84	0.21	162,412	84	0.21
Time deposits	1,416,720	16,487	4.65	1,321,915	13,073	3.96

Total deposits	2,019,827	18,631	3.69	1,969,815	15,273	3.11
Advance payments by borrowers for taxes and insurance	7,251	2	0.11	7,440	2	0.11
Borrowings	803,630	8,703	4.33	780,305	6,955	3.57

Total Interest-bearing liabilities	2,830,708	27,336	3.86	2,757,560	22,230	3.23

Noninterest-bearing liabilities:
Noninterest-bearing deposits	93,817			98,996
Other noninterest-bearing liabilities	56,025			40,069

Total noninterest-bearing liabilities	149,842			139,065

Total liabilities	2,980,550			2,896,625
Shareholders’ equity	519,385			543,467

Total average liabilities and equity	$3,499,935			$3,440,092

Net interest income and net interest rate spread (3)		$17,079	1.53%		$19,408	1.85%

Net interest margin (4)			2.07%			2.37%

Average interest-earning assets to average interest-bearing liabilities	1.16x			1.19x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

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

	Three Months Ended
	March 31, 2007 Compared to March 31, 2006
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
		(In thousands)
Interest-earning assets:
Loans receivable	$167	$1,366	$1,533
Mortgage-related securities	282	850	1,132
Investment securities	(155)	253	98
Interest-earning deposits	(29)	27	(2)
Federal funds	(37)	53	16

Total	228	2,549	2,777

Interest-bearing liabilities:
Savings deposits	(29)	21	(8)
Money market deposits	(116)	68	(48)
Interest-bearing demand deposits	(1)	—	(1)
Time deposits	987	2,428	3,415

Total deposits	841	2,517	3,358
Advance payments by borrowers for taxes and insurance	—	—	—
Borrowings	213	1,535	1,748

Total	1,054	4,052	5,106

Net change in net interest income	$(826)	$(1,503)	$(2,329)

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006
General. Net income was $4.7 million for the first quarter of 2007 as compared to $5.4 million for the first quarter of 2006. The decrease was primarily the result of the net interest margin compression, partially offset by the recovery of previous provisions for loan losses.
Short term interest rates being higher than or equal to long term interest rates, the increased competition for deposits and the increased costs of deposits and borrowings put pressure on our net interest margin.
Total Interest Income. Total interest income increased $2.8 million, or 6.7%, to $44.4 million in the first quarter of 2007 as compared to $41.6 million for the same period in 2006. This increase was primarily the result of the increased average dollars outstanding and yields on the loan and mortgage-related securities portfolio.
Interest income on loans increased $1.5 million, or 5.4%, to $29.9 million in the first quarter of 2007 as compared to $28.4 million for the first quarter of 2006. This increase was the result of increased average dollars outstanding in the loan portfolio and the increased yield on the loan portfolio.
Total loan originations and purchases in the first quarter of 2007 were $151.7 million as compared to $172.9 million in the same quarter of 2006. This decrease was primarily the result of reduced correspondent mortgage loan purchases and reduced consumer loan originations. Since we had other more profitable alternatives (securities and loan originations), we decreased the dollar amount of correspondent loan purchases. Consumer loan originations decreased as the result of increased interest rates offered on these loans and decreased consumer demand for consumer loans.
Interest income on investments increased in the first quarter of 2007 as a result of the increased yield on the portfolio partially offset by a decrease in the average dollar amount in the investment securities portfolio.
Interest income on mortgage-related securities increased $1.1 million for the first quarter of 2007 as a result of increased yields on the portfolio and an increase in the average dollar amount invested in mortgage-related securities.
Interest income on interest-earning deposits (which includes federal funds) increased $14,000 for the first quarter of 2007 as the result of increased average dollars outstanding and increased yield on those deposits. Short-term deposits were used to invest excess cash in anticipation of funding loan originations.
Total Interest Expense. Total interest expense increased $5.1 million, or 23.0%, to $27.3 million in the first quarter of 2007. This increase was primarily the result of an increase in the interest rates paid and an increase in the average dollars outstanding on deposits and borrowings.
Interest expense on deposits increased $3.4 million, or 22.0%, in the first quarter of 2007 as a result of increased cost of deposits and growth in time deposits. As market rates increased and deposit interest rates offered by competitors increased, it was necessary to increase the interest rates we offered to retain existing deposits and attract new deposits. In addition, as deposit offering interest rates increase, deposits that were in lower interest rate deposits moved and will continue to move to higher interest rate time deposits.
Interest expense on borrowings increased $1.7 million, or 25.1%, in the first quarter of 2007 as compared to the same period in 2006. The increase was the result of increased borrowings outstanding and an increase in the cost of borrowings.
Net Interest Income. Net interest income decreased $2.3 million, or 12.0%, in the first quarter of 2007. The primary reason for the decrease was the result of the increased cost and average dollar amount of deposits and borrowings partially offset by an increase in the yield and dollar amount outstanding in the loan and mortgage-related securities portfolio.
The net interest margin for the first quarter of 2007 was 2.07% as compared to 2.37% for the same period in 2006.
The decrease in net interest margin was primarily the result of the increasing deposit interest rate environment (in which deposits repriced more quickly than loans) and the effects of our stock repurchase program. The funds used to repurchase stock resulted in a change from zero cost capital to increased interest-bearing borrowings and/or reduced interest-earning assets.
The current market interest rate environment of short term interest rates being higher than long term interest rates places ongoing pressure on our net interest rate margin. Specifically, the flattened or inverted yield curve, reduces our ability to price our loan offerings at interest rates that would allow us to increase the yield on our loan portfolio faster than the increase in our cost of funds. In addition, increased competition for deposits and the increased cost of borrowings to fund our stock repurchases have also put pressure on our net interest margin. Going forward, we expect the interest rate yield curve to continue to remain flat or inverted in the near term.
Provision for Loan Losses. We recovered $929,000 of previous provisions for loan losses in the first quarter of 2007. This recovery was the result of one non-performing commercial business loan of $1.3 million being paid in full in March 2007. A related loan loss provision of $1.3 million was previously allocated to this non-performing commercial business loan of which we recovered $929,000. The difference of approximately $420,000 was allocated for other probable loan losses within our loan portfolio. The total allowance for loan losses at March 31, 2007 was $11.6 million, or 84.1% of total non-performing loans as compared to $12.6 million, or 86.7%, of non-performing loans at December 31, 2006. The loan loss allowance was 0.57% of total loans at March 31, 2007 as compared to 0.62% of total loans at December 31, 2006.
Noninterest Income. Total noninterest income increased $569,000 in the first quarter of 2007 as compared to the same period in 2006. The increase was primarily the result of increased service charges on deposits, an increase in other noninterest income and gains on the sales of loans partially offset by no gains on the sales of investments.
Service charges on deposits increased $336,000 in the first quarter of 2007 as a result of an increase in the number of checking account overdrafts, an increase in our overdraft fee and a change in our overdraft policy for transactions at ATMs and point of sale.
Brokerage and insurance commissions increased $72,000 in the first quarter of 2007 primarily as a result of increased annuity sales. As a result of our continued emphasis on annuity sales and with an increase in the interest rates offered on annuities, we experienced an increase in annuity sales. Also, in the first quarter of 2007, we made arrangements to offer personal investment advisory services to our customers through our wholly-owned subsidiary BancMutual Financial. We are in the initial stages of implementing this product and anticipate that it will take all of 2007 before this product begins to add to our non-interest income.
Loan related fees and servicing income increased $56,000 in the first quarter of 2007 primarily as a result of a reduction in the amortization of originated mortgage servicing rights on mortgage loans that are sold. As market interest rates increase, the average lives of these mortgage loans tend to increase, thereby reducing the amortization of mortgage servicing rights.
Gains on sales of investments decreased $694,000 in the first quarter of 2007 as a result of a gain on the sales of equity investments in the first quarter of 2006 and no comparable sales of investments in the first quarter of 2007.

Gains on the sales of loans increased $110,000 in the first quarter of 2007 primarily as a result of increased fixed rate mortgage loan originations. Interest rate offerings on fixed rate mortgage loans are similar to the adjustable interest rate offerings on mortgage loans as a result of the inverted yield curve. As such, customers are more attracted to the fixed rate mortgage loan products. We sell some of our 15 year fixed rate mortgage loans to the secondary market. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those certain loans have characteristics which historically have indicated that these loans will be outstanding for a relatively short period. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.
Other noninterest income increased $689,000 in the first quarter of 2007 primarily as a result of increased bank owned life insurance income (we purchased an additional $25.0 million of bank owned life insurance late in 2006), fees on debit card usage, fees from our agent check program and other noninterest income items.
Noninterest Expense. Total noninterest expense increased $413,000 in the first quarter of 2007 as compared to the same period in 2006. The increase was primarily the result of increased costs associated with the new offices that were opened in the later portion of 2006 and early 2007, increased maintenance cost on existing offices, and an increase in other expenses.
Compensation, payroll taxes, and other employee benefits increased $70,000 in the first quarter of 2007 as compared to the same periods in 2006 was primarily as a result of normal salary increases, additional personnel to staff new offices, and increased health care insurance costs.
Occupancy and equipment expense increased $226,000 in the first quarter of 2007 primarily as the result of increased real estate taxes on our existing offices, the addition of new offices, increased utility costs and increased data processing costs.
Other expenses increased $117,000 in the first quarter of 2007 primarily as a result of increased debit card fees, legal fees, and marketing expenses partially offset by decreased costs associated with servicing the indirect automobile loan portfolio.
Income Taxes. The effective tax rate for the first quarter of 2007 was 33.5% as compared to 35.0% for the first quarter of 2006. The decrease was primarily the result of investing an additional $25.0 million in banked owned life insurance in late 2006.
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
Net Income. As a result of the foregoing factors, net income for the three months ended March 31, 2007 was $4.7 million, a 12.3% decrease from the comparable period in 2006. Diluted earnings per share decreased 11.1% in the first quarter of 2007 as compared to 2006. Earnings per share decreased at a slower rate than net income due to the effects of the Company’s stock repurchases which substantially reduced the average number of shares outstanding for the first quarter of 2007.
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
Outlook
(The following are forward looking statements; see “Cautionary Statements” below.) Bank Mutual Corporation’s management has identified a number of factors which may affect the Company’s operations and results in 2007. They are as follows:
•	There may be an environment of continued economic slow down and an inverted or flat interest rate yield curve throughout 2007. If that is the case, there are a number of effects that Bank Mutual, like other financial institutions, would likely experience.
•	Loan originations could continue to decrease, along with related interest and fee income.

•	A slow down in the appreciation of the value of real estate or even a decrease in value may occur. Reduced property prices could negatively affect the volume of home sales, which in turn could affect mortgage loan originations and prepayments. It may also impact the quality of some of our loans as a result of increased delinquencies.

•	A continuation of stabilizing and softening real estate values could affect the value of the collateral securing our mortgage loans. A decrease in value could in turn lead to increased losses on loans in the event of foreclosures, which would affect our provisions for loan losses and profitability. Also, if customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily mortgage-related securities, earn less income than real estate loans.
•	An inverted or flat yield curve will also likely continue to affect our net interest margin. The net interest margin would continue to be compressed as a result of the cost of deposits and borrowings rising faster than the yield on loans. Such a compression could negatively affect our net income.

•	Bank Mutual will continue to further emphasize consumer, commercial real estate and commercial business loans, all of which can present a higher risk than residential mortgages. Adding personnel to continue this emphasis will increase our costs. Market conditions and other factors may continue to affect our ability to increase our loan portfolio with these types of loans.

•	We have opened one new office in first quarter of 2007, and anticipate opening up to two or three additional new offices in 2007. The addition of new offices increases our occupancy and related personnel costs going forward, which will increase our costs for 2007.

•	Like many Wisconsin financial institutions, Bank Mutual has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state investment subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on our earnings. Although we believe we have reported income and paid Wisconsin taxes in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, our position may not prevail in court or other actions may occur which give rise to liabilities. We also may incur further costs in the future to address and defend these issues.
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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first three months of 2007, mortgage-related securities prepayments were reduced because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Cash and cash equivalents increased $125.1 million during the first three months of 2007. Investing activities utilized $80.7 million of cash, primarily as a result of purchasing mortgage-related and investment securities. These uses were partially offset by principal repayments on mortgage-related securities. Cash provided by financing activities of $197.5 million resulted primarily from an increase in long term borrowings, deposits, and advance payments by borrowers for taxes and insurance partially offset by repayment of long-and short-term borrowings, the purchase of treasury stock, and payment of cash dividends on the Company’s stock. Net cash provided by operating activities of $8.3 million consisted primarily of proceeds from loan sales, net income, amortization of cost of stock benefit plans and a decrease in other assets partially offset by the loans originated for sale and a decrease in other liabilities.
At March 31, 2007, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At March 31, 2007, the Bank had a total risk-based capital ratio of 23.74% and a leverage ratio of 11.32%. See Notes to Unaudited Consolidated Financial Statements — “Note 8 - Shareholders’ Equity.”
From time to time, the Company repurchases shares of common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. Management believes that the repurchases of shares were appropriate in view of the Company’s very strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. In the first quarter of 2007, the Company repurchased 3,110,000 at an average price of $11.72 per share. At March 31, 2007, 1,947,548 shares remain available for repurchase under the fourth stock repurchase program that was adopted in May 2006 and modified in February 2007 to allow an additional 3.0 million shares to be repurchased. Of the total 6.0 million shares that were authorized in the fourth stock repurchase program (which includes the February 2007 modification), 4,052,452 shares have been repurchased at an average price of $11.62 per share.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents, as of March 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$733,470	$—	$—	$—	$733,470
Certificates of deposits	1,292,200	159,553	20,203	—	1,471,956
Borrowed funds (a)	5,675	—	—	882,096	887,771
Operating leases	1,207	1,732	1,029	1,570	5,538
Purchase obligations	2,160	4,320	180	—	6,660
Non-qualified retirement plans and deferred compensation plans	682	2,046	2,634	9,479	14,841

(a)	Excludes interest to be paid in the periods indicated.
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
The following table details the amounts and expected maturities of significant commitments as of March 31, 2007.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
			(In thousands)
Commitments to extend credit:
Commercial	$7,134	$—	$—	$—	$7,134
Residential real estate	38,556	—	—	—	38,556
Revolving home equity and credit card lines	158,169	—	—	—	158,169
Standby letters of credit	135	—	—	—	135
Commercial lines of credit	27,634	—	—	—	27,634
Undisbursed commercial loans	9,119	—	—	—	9,119
Net commitments to sell mortgage loans	11,808	—	—	—	11,808

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.
Critical Accounting Policies
There are a number of accounting policies that we established which require us to use our judgment. Some of the more critical policies are as follows:
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
At March 31, 2007, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $977.5 million. For additional information, see “Comparisons of Financial Condition at March 31, 2007 and December 31, 2006 — Borrowings.” This represents a negative cumulative one-year interest rate sensitivity gap of 26.8%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 59.6%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
i)	Investment securities — based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities — based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans — based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments. Does not include non-accrual loan.

iv)	Deposits — based upon contractual maturities and historical decay rates.

v)	Borrowings — based upon final maturity or call dates, whichever is earlier.

	At March 31, 2007
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
			(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$43,609	$91,590	$205,916	$95,630	$129,542	$566,287
Adjustable	156,161	287,768	372,977	164,408	1,033	982,347
Consumer loans	87,263	109,406	146,068	46,504	26,626	415,867
Commercial business loans	16,492	15,164	17,053	1,768	154	50,631
Interest-earning deposits	130,051	—	—	—	—	130,051
Investment securities	49,218	—	—	—	15,000	64,218
Mortgage-related securities:
Fixed	74,438	216,040	374,763	168,396	209,980	1,043,617
Adjustable	121,312	—	—	—	—	121,312
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	724,636	719,968	1,116,777	476,706	382,335	3,420,422

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	2,598	7,397	17,104	13,868	59,466	100,433

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	4,451	12,672	29,302	23,758	101,788	171,971
Savings accounts	7,144	19,666	41,820	30,443	103,727	202,800
Money market accounts	257,950	—	—	—	—	257,950
Time deposits	640,322	675,230	126,448	20,067	—	1,462,067
Advance payments by borrowers for taxes and insurance	—	12,072	—	—	—	12,072
Borrowings	174,864	607,708	52,038	2,256	50,905	887,771

Total interest-bearing and noninterest-bearing liabilities	1,087,329	1,334,745	266,712	90,392	315,886	3,095,064

Interest rate sensitivity gap	$(362,693)	$(614,777)	$850,065	$386,314	$66,449	$325,358

Cumulative interest rate sensitivity gap	$(362,693)	$(977,470)	$(127,405)	$258,909	$325,358

Cumulative interest rate sensitivity gap as a percentage of total assets	(9.95)%	(26.83)%	(3.50)%	7.11%	8.93%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	66.64%	59.64%	95.26%	109.32%	110.51%

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2007. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)			(Dollars in thousands)
+300	$342,187	$(223,797)	(39.5)%	10.27%	(34.5)%
+200	420,829	(145,154)	(25.6)	12.29	(21.7)
+100	493,404	(72,580)	(12.8)	14.03	(10.5)
0	565,983	—	—	15.69	—
-100	597,992	32,009	5.7	16.27	3.7
-200	552,545	(13,438)	(2.4)	14.84	(5.4)
-300	483,060	(82,924)	(14.7)	12.83	(18.2)
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2006. See also “Outlook” in Part I, Item 2 hereof.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of shares by the Company during the first quarter of 2007.

			Total number	Maximum number of
			of shares purchased	shares that may yet
		Average	as part of publicly	be purchased under
	Total number	price paid	announced plans or	the plans or
Period	of shares purchased	per share	programs	programs
January 1 — January 31, 2007	885,403	$11.82	883,400	1,174,148
February 1 — February 28, 2007	1,165,600	11.89	1,165,600	3,008,548	*
March 1 — March 31, 2007	1,061,000	11.46	1,061,000	1,947,548

Total	3,112,003	$11.72

Of these shares, 2,003 were not repurchased pursuant to the publicly announced stock repurchase program; rather, they were acquired by the Company as shares turned in as consideration for the exercise of stock options under the Company’s stock option plans.

*	Reflects a 3,000,000 increase in the number of shares authorized for repurchase in February 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

(a), (c)	At Bank Mutual’s annual meeting of shareholders on May 7, 2007, the three continuing directors who were management’s nominees for re-election were elected to the Bank Mutual Corporation’s Board of Directors for terms identified below. The directors were re-elected with the following votes:

Director’s Name
For terms expiring in 2010:	For	Withhold
Raymond W. Dwyer, Jr.	48,767,518	2,204,674
Mark C. Herr	48,970,333	2,001,859
J. Gus Swoboda	48,932,486	2,039,706

At the meeting, shareholders also ratified the selection of Ernst & Young LLP as auditors for fiscal 2007, by the following vote:

For:	50,335,355
Against:	464,946
Abstain:	171,891

Thomas H. Buestrin, Michael T. Crowley, Jr., Thomas J. Lopina, Jr., William J. Mielke, Robert B. Olson, and David J. Rolfs continue as Bank Mutual Corporation directors whose terms expire in 2008 or 2009.
Item 6. Exhibits
     (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)

Date:	May 8, 2007	/s/Michael T. Crowley, Jr. Michael T. Crowley, Jr. Chairman, President and Chief Executive Officer

Date:	May 8, 2007	/s/Rick B. Colberg Rick B. Colberg Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended March 31, 2007

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