Form 10-Q
period 2007-06-30
BANK MUTUAL CORP
filed 2007-08-06
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes ☐  No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 53,900,379 shares, at August 1, 2007.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30	December 31
	2007	2006
	(In thousands, except per
	share data)
Assets
Cash and due from banks	$43,821	$44,438
Federal funds sold	14,500	—
Interest-earning deposits	2,400	1,022

Cash and cash equivalents	60,721	45,460
Securities available-for-sale, at fair value:
Investment securities	62,626	48,290
Mortgage-related securities	1,069,199	1,064,851
Loans held for sale	9,576	3,787
Loans receivable, net	1,987,728	2,024,325
Goodwill	52,570	52,570
Other intangible assets	2,758	3,089
Mortgage servicing rights	4,756	4,653
Other assets	187,759	204,360

	$3,437,693	$3,451,385

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,101,441	$2,158,641
Borrowings	812,906	705,025
Advance payments by borrowers for taxes and insurance	21,866	2,199
Other liabilities	28,432	49,223

	2,964,645	2,915,088

Minority interest in real estate development	2,909	2,518

Shareholders’ equity:
Preferred stock — $.01 par value:
Authorized— 20,000,000 shares in 2007 and 2006 Issued and outstanding — none in 2007 and 2006	—	—
Common stock — $.01 par value:
Authorized— 200,000,000 shares in 2007 and 2006 Issued — 78,783,849 shares in 2007 and 2006 Outstanding — 55,194,679 in 2007 and 60,277,087 in 2006	788	788
Additional paid-in capital	496,456	496,302
Retained earnings	273,596	273,454
Unearned ESOP shares	(2,616)	(3,066)
Accumulated other comprehensive losses	(20,743)	(15,426)
Treasury stock — 23,589,170 shares in 2007 and 18,506,762 in 2006	(277,342)	(218,273)

Total shareholders’ equity	470,139	533,779

	$3,437,693	$3,451,385

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30
	2007	2006
	(In thousands, except per
	share data)
Interest income:
Loans	$30,346	$29,103
Investment securities	1,146	935
Mortgage-related securities	13,083	13,138
Interest-earning deposits	1,141	442

Total interest income	45,716	43,618

Interest expense:
Deposits	19,140	16,481
Borrowings	9,331	7,618
Advance payments by borrowers for taxes and insurance	5	6

Total interest expense	28,476	24,105

Net interest income	17,240	19,513
Provision for loan losses	51	56

Net interest income after provision for loan losses	17,189	19,457

Noninterest income:
Service charges on deposits	1,675	1,506
Brokerage and insurance commissions	686	593
Loan related fees and servicing revenue	375	373
Gain on sales of loans	432	292
Real estate investment partnership income	1,422	—
Other	2,040	1,353

Total noninterest income	6,630	4,117

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,551	9,167
Occupancy and equipment	2,934	2,648
Amortization of other intangible assets	166	166
Real estate investment partnership cost of sales	645	—
Other	3,090	3,109

Total noninterest expenses	16,386	15,090

Minority interest in income of real estate investment partnership	391	—

Income before income taxes	7,042	8,484
Income taxes	2,439	3,005

Net income	$4,603	$5,479

Per share data:
Earnings per share — basic	$0.08	$0.09

Earnings per share — diluted	$0.08	$0.09

Cash dividends paid	$0.08	$0.07

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30
	2007	2006
	(In thousands, except per
	share data)
Interest income:
Loans	$60,289	$57,513
Investment securities	2,165	1,856
Mortgage-related securities	26,113	25,036
Interest-earning deposits	1,564	851

Total interest income	90,131	85,256

Interest expense:
Deposits	37,771	31,754
Borrowings	18,034	14,573
Advance payments by borrowers for taxes and insurance	7	8

Total interest expense	55,812	46,335

Net interest income	34,319	38,921
Provision for (recovery of) loan losses	(878)	119

Net interest income after provision for loan losses	35,197	38,802

Noninterest income:
Service charges on deposits	3,171	2,666
Brokerage and insurance commissions	1,299	1,134
Loan related fees and servicing revenue	757	699
Gain on sales of investments	—	694
Gain on sales of loans	762	512
Real estate investment partnership income	1,422	—
Other	4,164	2,788

Total noninterest income	11,575	8,493

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	19,194	18,740
Occupancy and equipment	5,761	5,249
Amortization of other intangible assets	331	331
Real estate investment partnership cost of sales	645	—
Other	6,331	6,233

Total noninterest expenses	32,262	30,553

Minority interest in income of real estate investment partnership	391	—

Income before income taxes	14,119	16,742
Income taxes	4,809	5,897

Net income	$9,310	$10,845

Per share data:
Earnings per share — basic	$0.17	$0.18

Earnings per share — diluted	$0.16	$0.18

Cash dividends paid	$0.16	$0.14

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Unearned
	Common	Paid-In	Retained	ESOP	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Compensation	Stock	Total
			(In thousands, except per share data)
For the Six Months Ended June 30, 2007
Balance at January 1, 2007	$788	$496,302	$273,454	$(3,066)	$(15,426)	$—	$(218,273)	$533,779
Comprehensive income:
Net income	—	—	9,310	—	—	—	—	9,310
Other comprehensive income
Change in net unrealized loss on securities available- for-sale, net of deferred income tax benefit of $3,358	—	—	—	—	(5,317)	—	—	(5,317)

Total comprehensive income								3,993
Purchase of treasury stock	—	—	—	—	—	—	(63,018)	(63,018)
Committed ESOP shares	—	1,461	—	450	—	—	—	1,911
Exercise of stock options	—	(2,463)	—	—	—	—	4,058	1,595
Share based payments	—	1,156	—	—	—	—	(109)	1,047
Cash dividends ($0.16 per share)	—	—	(9,168)	—	—	—	—	(9,168)

Balance at June 30, 2007	$788	$496,456	$273,596	$(2,616)	$(20,743)	$—	$(277,342)	$470,139

For the Six Months Ended June 30, 2006
Balance at January 1, 2006	$788	$497,589	$269,913	$(3,966)	$(17,346)	$(6,955)	$(195,649)	$544,374
Comprehensive income:
Net income	—	—	10,845	—	—	—	—	10,845
Other comprehensive income
Change in net unrealized loss on securities available- for-sale, net of deferred income tax benefit of $7,145	—	—	—	—	(12,033)	—	—	(12,033)

Total comprehensive income								(1,188)
Purchase of treasury stock	—	—	—	—	—	—	(26,929)	(26,929)
Committed ESOP shares	—	1,425	—	450	—	—	—	1,875
Exercise of stock options	—	(1,222)	—	—	—	—	2,595	1,373
Share based payments	—	1,719	—	—	—	—	(26)	1,693
Impact of the adoption of SFAS No. 123(R)	—	(6,955)	—	—	—	6,955	—	—
Cash dividends ($0.14 per share)	—	—	(7,803)	—	—	—	—	(7,803)

Balance at June 30, 2006	$788	$492,556	$272,955	$(3,516)	$(29,379)	$—	$(220,009)	$513,395

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2007	2006
	(In thousands)
Operating activities:
Net income	$9,310	$10,845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(878)	119
Provision for depreciation	1,351	1,306
Amortization of intangibles	331	331
Net (increase) decrease in mortgage servicing rights	(103)	110
Minority interest in real estate investment partnership	391	—
Amortization of cost of stock benefit plans	2,958	4,366
Net discount amortization on securities	(893)	(246)
Net gain on sale of available-for-sale securities	—	(694)
Loans originated for sale	(60,023)	(42,980)
Net gain from real estate investment partnership	(777)	—
Proceeds from loan sales	54,996	40,275
Gains from sales of loans originated for sale	(762)	(512)
Increase (decrease) in other liabilities	(16,619)	4,940
Decrease (increase) in other assets	16,737	(4,198)
Decrease (increase) in accrued interest receivable	290	(1,066)

Net cash provided by operating activities	6,309	12,596

Investing activities:
Net purchases of mutual funds	—	(264)
Proceeds from maturities of investment securities	—	14,720
Purchases of investment securities	(15,000)	—
Purchases of mortgage-related securities	(127,818)	(171,797)
Principal repayments on mortgage-related securities	116,352	110,926
Proceeds from sale of investments	—	702
Net decrease (increase) in loans receivable	37,025	(46,851)
Proceeds from real estate investment partnership	1,422	—
Proceeds from sale of foreclosed properties	341	97
Purchase of Federal Home Loan Bank stock	(216)	—
Redemption of Federal Home Loan Bank stock	—	2,661
Net purchases of premises and equipment	(2,097)	(2,331)

Net cash provided (used in) by investing activities	10,009	(92,137)

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended
	June 30
	2007	2006
	(In thousands)
Financing activities:
Net (decrease) increase in deposits	$(58,014)	$11,250
Net decrease in short-term borrowings	(75,000)	(200,000)
Proceeds from long-term borrowings	457,950	277,375
Repayments of long-term borrowings	(275,069)	(3,014)
Net increase in advance payments by borrowers for taxes and insurance	19,667	19,212
Proceeds from exercise of stock options	1,220	1,263
Excess tax benefit from exercise of stock options	375	110
Cash dividends	(9,168)	(8,601)
Purchase of treasury stock	(63,018)	(26,929)

Net cash (used in) provided by financing activities	(1,057)	70,666

Increase (decrease) in cash and cash equivalents	15,261	(8,875)
Cash and cash equivalents at beginning of period	45,460	69,415

Cash and cash equivalents at end of period	$60,721	$60,540

Supplemental information:
Interest paid or credited on deposits and borrowings	$54,724	$44,693
Income taxes paid	4,462	6,209
Loans transferred to foreclosed properties and repossessed assets	450	438
See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”) and the Bank’s subsidiaries.
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at June 30, 2007 and December 31, 2006, the results of their income for the three and six months ended June 30, 2007 and 2006, and their cash flows for the six months ended June 30, 2007 and 2006. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
In 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The transition effect of SFAS No. 158 was presented as a component of other comprehensive income in the 2006 Annual Report on Form 10-K. This will be reclassified and presented as an adjustment to the ending accumulated comprehensive income for the 2006 comparative amounts in our 2007 Annual Report on Form 10-K.
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. See Note 12 — Income Taxes.

Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)

At June 30, 2007:
Investment securities:
U.S. government and federal obligations	$15,000	$—	$(393)	$14,607
Mutual funds	47,776	—	(1,289)	46,487
Stock in federal agencies	1,442	90	—	1,532

Total investment securities	64,218	90	(1,682)	62,626
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	490,595	17	(15,343)	475,269
Federal National Mortgage Association	379,677	437	(11,806)	368,308
Private Placement CMOs	194,034	—	(3,568)	190,466
Government National Mortgage Association	36,685	7	(1,536)	35,156

Total mortgage-related securities	1,100,991	461	(32,253)	1,069,199

Total	$1,165,209	$551	$(33,935)	$1,131,825

The Company does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

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

The amortized cost and fair values of securities by contractual maturity at June 30, 2007, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	15,000	14,607
Mutual funds	47,776	46,487
Federal Home Loan Mortgage Corporation stock	1,442	1,532
Mortgage-related securities	1,100,991	1,069,199

	$1,165,209	$1,131,825

Note 3 — Loans Receivable
Loans receivable consist of the following:

	June 30	December 31
	2007	2006
	(In thousands)

Mortgage loans:
One-to-four family	$1,080,038	$1,123,905
Multifamily	187,856	157,768
Commercial real estate	163,463	167,089
Construction and development	183,818	187,323

Total mortgage loans	1,615,175	1,636,085
Consumer loans and other loans:
Fixed home equity	214,935	227,811
Home equity lines of credit	90,457	91,730
Student	21,001	20,404
Home improvement	33,140	33,287
Automobile	34,483	46,752
Other	10,036	11,262

Total consumer loans	404,052	431,246
Total commercial business loans	51,550	52,056

Total loans receivable	2,070,777	2,119,387
Less:
Undisbursed loan proceeds	74,377	85,897
Allowance for loan losses	11,523	12,574
Unearned loan fees and discounts	(2,851)	(3,409)

	83,049	95,062

Total loans receivable, net	$1,987,728	$2,024,325

The Company’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in the Bank’s local lending areas in Wisconsin, Minnesota,

Michigan, and Illinois. In addition, the Bank has previously purchased some mortgage loans in other Midwest states.
Note 4 — Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at June 30, 2007 and December 31, 2006 are presented in the following table.

	June 30	December 31
Mortgage Servicing Rights	2007	2006
	(In thousands)
Mortgage servicing rights at beginning of year	$4,653	$4,771
Capitalized servicing rights	700	1,040
Amortization of servicing rights	(597)	(1,158)

Mortgage servicing rights at end of period	4,756	4,653
Valuation allowance	—	—

Balance	$4,756	$4,653

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at June 30, 2007 are presented in the following table.

	Intangible Asset
	Amount
	Net of Accumulated	Valuation	Carrying
Intangible Assets	Amortization	Allowance	Amount
	(In thousands)
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,756	—	4,756
Deposit base intangibles	2,758	—	2,758

Total	$60,084	$—	$60,084

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2007. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
		(In thousands)
Six months ended June 30, 2007 (actual)	$597	$331	$928

Six months ending December 31, 2007 (estimate)	$447	$331	$778

Estimate for year ending December 31,
2008	893	618	1,511
2009	893	405	1,298
2010	884	405	1,289
2011	700	405	1,105
2012	469	199	668
Thereafter	470	395	865

	$4,756	$2,758	$7,514

Note 5 — Other Assets
Other assets are summarized as follows:

	June 30	December 31
	2007	2006
	(In thousands)

Accrued interest:
Mortgage-related securities	$4,313	$4,207
Investment securities	302	12
Loans receivable	8,602	9,288

Total accrued interest	13,217	13,507
Foreclosed properties and repossessed assets	1,246	1,231
Premises and equipment	51,261	50,515
Federal Home Loan Bank stock, at cost	46,092	45,876
Bank owned life insurance	47,680	46,430
Other	28,263	46,801

	$187,759	$204,360

Note 6 — Deposits
Deposits are summarized as follows:

	June 30	December 31
	2007	2006
	(In thousands)

Checking accounts:
Noninterest-bearing	$97,197	$104,821
Interest-bearing	166,410	174,206

	263,607	279,027

Money market accounts	276,430	248,542
Savings accounts	199,332	200,016
Certificate accounts:
Due within one year	1,184,378	1,243,485
After one but within two years	89,768	82,273
After two but within three years	71,871	75,223
After three but within four years	9,698	20,889
After four but within five years	6,357	9,186
After five years	—	—

	1,362,072	1,431,056

	$2,101,441	$2,158,641

Note 7 — Borrowings
Borrowings consist of the following:

	June 30		December 31
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)		(Dollars in thousands)
Federal Home Loan Bank advances maturing:
2007	$100,000	5.24%	$279,650	4.79%
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
Thereafter	711,881	4.27	424,350	4.24
Open-line of credit	—	—	—	—
Other borrowings	—	—	—	—

	$812,906		$705,025

Of the $711.9 million borrowings due after 2011, $656.0 million have a quarterly call provision beginning after an initial period of six months to 2 years.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings from the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by the Company; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one-to-four family mortgage loans; and 97% of certain mortgage-related securities. Our advances are also collateralized by FHLB stock of $46.1 million at June 30, 2007 and $45.9 million at December 31, 2006.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of June 30, 2007, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
The Bank
As of June 30, 2007:
Total risk-based capital (to risk-weighted assets)	$342,284	20.33%	$134,711	8.00%	$168,389	10.0%
Tier I capital (to risk-weighted assets)	330,761	19.64	67,356	4.00	101,033	6.00
Tier I capital (to average assets)	330,761	9.70	136,394	4.00	170,492	5.00
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulatory requirements:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
	(In thousands)
As of June 30, 2007:
Equity per Bank records	$368,352	$368,352
Unrealized losses on investments	20,870	20,870
SFAS No. 158 — Employers’ Accounting for Defined Benefits and Other Postretirement Plans	(127)	(127)
Goodwill and deposit base intangibles, net of deferred taxes	(54,222)	(54,222)
Investment in “nonincludable” subsidiaries	(3,827)	(3,827)
Disallowed servicing assets	(285)	(285)
Allowance for loan losses	11,523	—

Regulatory capital	$342,284	$330,761

Note 9 — Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Basic Earnings Per Share
Net Income	$4,603	$5,479	$9,310	$10,845

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	54,308,076	58,707,621	55,840,920	59,415,923
Allocated ESOP shares for period	81,813	81,798	163,626	163,597
Vested MRP shares for period	51,661	71,288	97,456	160,247

	54,441,550	58,860,707	56,102,002	59,739,767

Basic earnings per share	$0.08	$0.09	$0.17	$0.18

Diluted Earnings Per Share
Net Income	$4,603	$5,479	$9,310	$10,845

Weighted average shares outstanding used in basic earnings per share	54,441,550	58,860,707	56,102,002	59,739,767
Dilutive effect of:
Stock option shares	1,308,822	1,626,007	1,377,954	1,609,161
Unvested MRP shares	27,404	55,238	30,739	58,609

	55,777,776	60,541,952	57,510,695	61,407,537

Diluted earnings per share	$0.08	$0.09	$0.16	$0.18

Note 10 — Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $34,000 in the second quarter of 2007 and 2006, and $74,000 in the first six months of 2007 and 2006.
The Company also has a qualified defined benefit pension plan covering employees meeting certain minimum age and service requirements and a non-qualified supplemental pension plan for certain qualifying employees (collectively, the “Plan”). The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company’s funding policy for the qualified plan is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.
The following tables sets forth the net periodic benefit cost:

	Qualified Plan
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Service cost	$448	$472	$895	$944
Interest cost	368	322	736	645
Expected return on plan assets	(449)	(442)	(898)	(886)
Amortization of prior service cost	7	7	15	15

Net periodic benefit cost	$374	$359	$748	$718

	Supplemental Plans
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Service cost	$43	$43	$87	$85
Interest cost	98	90	196	180

Amortization of prior service cost	14	17	27	35

Net periodic benefit cost	$155	$150	$310	$300

Pension plan assets, which consist primarily of immediate participation guarantee contracts with an insurance company, are actively managed by investment professionals.
The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company.

The amount of the 2007 contribution was determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2007. The contribution to the qualified plan in 2007 will be $890,000 and the contribution to the supplemental plans will be $506,000.
Bank Mutual has a deferred non-qualified retirement plan, which was formerly a Mutual Savings Bank plan, for non-officer directors who have provided at least five years of service. All eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. Bank Mutual has funded these arrangements through “rabbi trust” arrangements.
First Northern Savings Bank, acquired by Bank Mutual in 2000, also had non-qualified supplemental retirement plans for several executives.
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan, provided for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001 of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of $3.2056 of which 236,257 shares were subsequently forfeited. No further grants may be made under the 2001 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of stock options up to 4,106,362 shares and MRP awards up to 1,642,521 shares. In May 2004, options for 2,382,000 shares were granted of which 27,400 shares were subsequently forfeited and 955,000 MRP shares were granted of which 14,400 shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. In 2006, options for an additional 50,000 shares were granted under the 2004 Stock Incentive Plan at an exercise price of $12.234 per share. Total unvested outstanding MRP grants had a fair value of $4.2 million at June 30, 2007. The MRP grants are being amortized to compensation expense as participants become vested in the awarded shares.
The amount of MRP awards amortized to expense was $421,000 for the second quarter of 2007 as compared to $601,000 for the same period in 2006 and $912,000 for the first six months of 2007 as compared to $1.3 million for the same period in 2006.
In total, options for 4,176,103 shares remain outstanding at June 30, 2007, of which options for 3,227,303 shares were vested. In addition, since inception of the plans, options for 2,042,362 shares were exercised and options for 263,657 shares have been forfeited. A summary of stock option activity for the six months ended June 30, 2007 is provided in the following table:

	Six Months ended June 30, 2007
		Weighted
	Stock	Average
	Options	Price

Outstanding at beginning of period	4,525,238	$7.07
Granted	—	—
Exercised	331,935	3.75
Forfeited	17,200	10.67

Outstanding at end of period	4,176,103	$7.37

The estimated fair value of each option granted prior to January 1, 2007 is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months Ended
	June 30
	2007	2006
Risk-free interest rate	4.81 – 5.30%	4.81 – 5.30%
Dividend yield	2.00%	2.00%
Expected stock volatility	11.76 – 26.30%	11.76 – 26.30%
Expected years until exercise	2.75 – 7.00	3.75 – 8.00
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
Note 11 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at June 30, 2007 and December 31, 2006 are as follows:

	June 30	December 31
	2007	2006
	(In thousands)
Unused consumer lines of credit	$155,786	$156,378
Unused commercial lines of credit	26,089	25,941
Commitments to extend credit:
Fixed rate	12,304	19,891
Adjustable rate	42,425	23,330
Undisbursed commercial loans	10,928	4,258
Forward commitments to sell mortgage loans of $9.6 million at June 30, 2007 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $10.0 million of forward commitments at December 31, 2006.
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

Bank Mutual and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. Bank Mutual is no longer subject to U.S. federal and Minnesota income tax examinations by tax authorities for years prior to 2003, and for Wisconsin, for years prior to 1997.
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
Comparison of Financial Condition at June 30, 2007 and December 31, 2006
Total Assets. The Company’s total assets decreased $13.7 million in the first six months of 2007. Total assets at June 30, 2007 were $3.44 billion as compared to $3.45 billion at December 31, 2006. The decrease was largely attributed to a decrease in the loan portfolio and other assets.
Cash and Cash Equivalents. Cash and cash equivalents increased $15.3 million in the first six months of 2007 primarily as a result of borrowing funds and investing funds on a short-term basis in anticipation of funding loan originations.
Securities Available-for-Sale. Investment securities increased $14.3 million in the first six months of 2007 primarily as a result of purchasing a government agency security in March of 2007.
Mortgage-related securities increased $4.3 million primarily as a result of the purchase of $127.8 million of mortgage-related securities in the first quarter of 2007 offset by prepayments and repayments of the underlying mortgage loans and a decrease in market values of mortgage-related securities.
Loans Held for Sale. Loans held for sale increased $5.8 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell some of our 15 year fixed rate mortgage loan originations. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those loans have characteristics which historically have indicated that they will be outstanding for a relatively short period of time. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.
Loans Receivable. Loans receivable decreased $36.6 million in the first six months of 2007, primarily as a result of a decrease in the one-to-four family mortgage loans, commercial real estate, construction and development mortgage loan and consumer loans partially offset by an increase in multi-family mortgage loans.
The mortgage loan portfolio decreased $20.9 million in the first six months of 2007 primarily as a result of a decrease in the one-to-four family, commercial real estate and construction and development loan portfolios. The one-to-four family mortgage loans decreased $43.9 million in the first six months of 2007 primarily as a result of increased mortgage loan sales and decreased mortgage loan purchases. We have supplemented our mortgage loan originations by purchasing mortgage loans (all are adjustable rate mortgage loans) from various Wisconsin sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desktop underwriting standards and conform to our underwriting standards.
We also have $188.7 million of adjustable interest only mortgage loans in our one- to -four family mortgage loan portfolio at June 30, 2007. These mortgage loans were either originated by our bank office network or purchased from our correspondents. The interest only provision is only for the initial fixed rate period (normally three or five years) and after this initial period, principal payments begin. Underwriting standards for this type of loan are higher than for traditional amortizing mortgage loans.
Multi-family mortgage loans increased $30.1 million in the first six months of 2007 primarily as a result of the $40.6 million multi-family originations and decreased prepayments. The construction and development mortgage loan portfolio decreased $3.5 million in the six months ended June 30, 2007 primarily as the result of decreased originations and some existing construction and development loans completing their initial phase and receiving permanent financing.
The commercial real estate portfolio decreased $3.6 million in the first six months of 2007 primarily as a result of prepayments of commercial real estate loans. The prepayments are a result of sales of properties, companies reducing their usage of borrowings, and some competitor institutions’ pricing and/or offering terms that we chose not to match.
The consumer loan portfolio decreased $27.2 million in the first six months of 2007, primarily as a result of decreases in the fixed home equity, automobile, and home equity lines of credit portfolios, partially offset by an increase in the student loan portfolio. The home equity decreases were primarily the result of lower home equity originations. These originations were lower primarily as a result of increased interest rates offered on these products and a slow down in the housing market. In addition, in May of 2006, we discontinued indirect originations of automobile loans through Savings Financial Corporation, our 50% owned subsidiary, as a result of reduced profitability of these products.
The commercial business loan portfolio decreased $506,000 primarily as a result of payoffs of existing commercial business loans partially offset by new originations.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)

Originations Mortgage loans:
One-to-four family	$57,700	$64,652	$101,684	$107,248
Multi-family	14,912	7,257	40,586	32,857
Commercial real estate	26,448	20,421	51,066	31,426

Total mortgage loans	99,060	92,330	193,336	171,531
Consumer loans	33,624	46,298	63,020	83,788
Commercial business loans	12,248	8,121	22,415	16,549

Total loan originations	144,932	146,749	278,771	271,868

Purchases:
One-to-four family mortgage loans	23,539	48,205	41,350	95,978

Total loans purchased	23,539	48,205	41,350	95,978

Total loans originated and purchased	$168,471	$194,954	$320,121	$367,846

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
Other Assets. Other assets decreased $16.6 million, during the first six months of 2007. This decrease is primarily the result of funding a mortgage-related security that, at December 2006, was a commitment classified as an other asset.
Deposits. Deposits decreased $57.2 million in the first six months of 2007 primarily as a result of management’s decision to reduce the dollar amount of short-term wholesale deposits partially offset by the growth in money market core deposits. We continue to believe competition for retail deposits has been strong which has increased the cost of those deposits more than what deposits costs would have otherwise increased in the current interest rate environment. We also believe that deposit growth (or shrinkage) for the balance of 2007 and future periods will depend, in significant part, on the performance of other investment alternatives and world events.
Borrowings. Borrowings increased $107.9 million in the first six months of 2007 primarily as a result of borrowing from the FHLB of Chicago and investing $104.9 million in mortgage-related securities in the first quarter of 2007.
Of our borrowings, approximately $711.9 million have a final maturity after 2011; however $656.0 million contain quarterly call options after an initial period of 6 months to 2 years.

Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $19.7 million in the first six months of 2007. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. These payments increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December of 2007 or January of the next year.
Other liabilities decreased $20.8 million primarily as a result of a commitment to purchase a $22.9 million mortgage-related security which was funded in early January of 2007.
Shareholders’ Equity. Shareholders’ equity decreased $63.6 million in the first six months of 2007, primarily as a result of stock repurchases, cash dividends paid and a decrease in the market values of our securities, partially offset by net income, amortization of share based stock plans, exercise of stock options and the accrual for vesting of ESOP shares.
During the second quarter of 2007, we repurchased 2,291,048 shares at an average price of $11.59 per share and 5,401,048 shares during the first six months of 2007 at an average price of $11.67 per share. At June 30, 2007, 2,656,500 shares remain authorized to be repurchased under our fifth stock repurchase plan.
The stock repurchase programs have the effect of lowering capital. Management nonetheless determined that, at the price offered, it was appropriate to repurchase shares as a result of the Company’s continuing strong capital position which had resulted from the sale of stock in connection with the Company’s 2003 full conversion transaction.
Comprehensive losses (net of tax) decreased as a result of marking the available-for-sale investments to current market value; decreases in value resulted from recent decreases in mortgage-related securities prices.
In addition, a cash dividend of $0.08 per share was paid June 1, 2007 to shareholders of record on May 17, 2007. The dividend payout ratio was 98.5% in the first six months of 2007.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At June 30	At December 31
	2007	2006
	(Dollars in thousands)

Non-accrual mortgage loans	$11,854	$11,504
Non-accrual consumer loans	1,096	803
Non-accrual commercial business loans	410	1,625
Accruing loans delinquent 90 days or more	653	565

Total non-performing loans	14,013	14,497

Foreclosed properties and repossessed assets, net	1,238	1,231

Total non-performing assets	$15,251	$15,728

Non-performing loans to total loans	0.70%	0.72%

Non-performing assets to total assets	0.44%	0.46%

Additional interest income that would have been recognized if non-accrual loans had been current	$1,014	$652

Allowance for loan losses as a percent of non-performing assets	75.56%	79.95%

Total non-performing loans decreased as of June 30, 2007, as compared to December 31, 2006, primarily as a result of one non-performing commercial business loan being paid off in the first quarter of 2007. We believe, our non-accrual mortgage loans are at a low dollar amount when compared to other financial institutions. Currently, we believe that we have an adequate reserve established.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
	(Dollars in thousands)

Balance at the beginning of the period	$12,574	$12,090
Provisions (recoveries) for the period	(878)	632
Charge-offs:
Mortgage loans	—	(44)
Consumer loans	(189)	(271)
Commercial business loans	(32)	(52)

Total charge-offs	(221)	(367)
Recoveries:
Mortgage loans	—	—
Consumer loans	48	81
Commercial business loans	—	138

Total recoveries	48	219

Net recoveries (charge-offs)	(173)	(148)

Balance at the end of the period	$11,523	$12,574

Net charge-offs to average loans	(0.02)%	(0.01)%

Allowance as a percent of total loans	0.58%	0.62%

Allowance as a percent of non-performing loans	82.23%	86.74%

The allowance for loan losses has been determined in accordance with accounting principles generally accepted (“GAAP”) in the United States. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all known and inherent losses have been provided for in the allowance for loan losses.
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
Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding the Company’s financial condition and net interest income at and for the three and six months ended June 30, 2007 and 2006. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended June 30
	2007				2006
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,013,555		$30,346	6.03%	$2,030,601		$29,103	5.73%
Mortgage-related securities	1,136,761		13,083	4.60	1,185,787		13,138	4.43
Investment securities (2)	110,310		1,146	4.16	105,686		935	3.54
Interest-earning deposits	8,202		100	4.88	13,669		147	4.30
Federal funds	78,401		1,041	5.31	24,489		295	4.82

Total interest earning assets	3,347,229		45,716	5.46	3,360,232		43,618	5.19
Noninterest-earning assets	192,829				152,097

Total average assets	$3,540,058				$3,512,329

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$200,895		236	0.47	$220,734		234	0.42
Money market accounts	265,586		2,095	3.16	259,550		1,894	2.92
Interest-bearing demand accounts	164,589		86	0.21	165,881		87	0.21
Time deposits	1,397,456		16,723	4.79	1,339,566		14,266	4.26

Total deposits	2,028,526		19,140	3.78	1,985,731		16,481	3.32
Advance payments by borrowers for taxes and insurance	17,187		5	0.12	17,287		6	0.14
Borrowings	871,946		9,331	4.28	843,998		7,618	3.61

Total Interest-bearing liabilities	2,917,659		28,476	3.90	2,847,016		24,105	3.39

Noninterest-bearing liabilities:
Noninterest-bearing deposits	94,111				98,659
Other noninterest-bearing liabilities	42,384				43,306

Total noninterest-bearing liabilities	136,495				141,965

Total liabilities	3,054,154				2,988,981
Shareholders’ equity	485,904				523,348

Total average liabilities and equity	$3,540,058				$3,512,329

Net interest income and net interest rate spread (3)			$17,240	1.57%			$19,513	1.80%

Net interest margin (4)				2.06%				2.32%

Average interest-earning assets to average interest-bearing liabilities	1.15	x			1.18	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock and mutual funds are included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest-earning assets.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Six Months Ended June 30
	2007				2006
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,019,089		$60,289	5.97%	$2,020,523		$57,513	5.69%
Mortgage-related securities	1,138,666		26,113	4.59	1,150,535		25,036	4.35
Investment securities (2)	102,780		2,165	4.21	108,995		1,856	3.41
Interest-earning deposits	7,605		184	4.84	11,800		233	3.95
Federal funds	52,285		1,380	5.28	26,584		618	4.65

Total interest earning assets	3,320,425		90,131	5.43	3,318,437		85,256	5.14
Noninterest-earning assets	182,018				147,882

Total average assets	$3,502,443				$3,466,319

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$197,725		460	0.47	$220,882		466	0.42
Money market accounts	257,044		3,931	3.06	261,990		3,778	2.88
Interest-bearing demand accounts	162,397		170	0.21	164,156		171	0.21
Time deposits	1,407,035		33,210	4.72	1,330,789		27,339	4.11

Total deposits	2,024,201		37,771	3.73	1,977,817		31,754	3.21
Advance payments by borrowers for taxes and insurance	12,246		7	0.11	12,391		8	0.13
Borrowings	837,977		18,034	4.30	812,327		14,573	3.59

Total Interest-bearing liabilities	2,874,424		55,812	3.88	2,802,535		46,335	3.31

Noninterest-bearing liabilities:
Noninterest-bearing deposits	93,965				98,827
Other noninterest-bearing liabilities	31,703				32,563

Total noninterest-bearing liabilities	125,668				131,390

Total liabilities	3,000,092				2,933,925
Shareholders’ equity	502,351				532,394

Total average liabilities and equity	$3,502,443				$3,466,319

Net interest income and net interest rate spread (3)			$34,319	1.55%			$38,921	1.83%

Net interest margin (4)				2.07%				2.35%

Average interest-earning assets to average interest-bearing liabilities	1.16	x			1.18	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock and mutual funds are included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest-earning assets.

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

	Six Months Ended
	June 30, 2007 Compared to June 30, 2006
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(51)	$2,827	$2,776
Mortgage-related securities	(292)	1,369	1,077
Investment securities	(111)	420	309
Interest-earning deposits	(95)	46	(49)
Federal funds	669	93	762

Total	120	4,755	4,875

Interest-bearing liabilities:
Savings deposits	(58)	52	(6)
Money market deposits	(72)	225	153
Interest-bearing demand deposits	(2)	1	(1)
Time deposits	1,632	4,239	5,871

Total deposits	1,500	4,517	6,017
Advance payments by borrowers for taxes and insurance	—	(1)	(1)
Borrowings	473	2,988	3,461

Total	1,973	7,504	9,477

Net change in net interest income	$(1,853)	$(2,749)	$(4,602)

Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and 2006
General. Net income was $4.6 million for the second quarter of 2007 as compared to $5.5 million for the second quarter of 2006 and $9.3 million for the six months ended June 30, 2007 as compared to $10.8 million for the six months ended June 30, 2006. The decrease was primarily the result of the net interest margin compression, partially offset by the gain on the sale of undeveloped land in the second quarter of 2007 and, for the six months ended June 30, 2007, a recovery of previous provisions for loan losses.
Short term interest rates being higher than or equal to long term interest rates, the increased competition for deposits and the increased costs of deposits and borrowings put pressure on our net interest margin.
Total Interest Income. Total interest income increased $2.1 million, or 4.8%, to $45.7 million in the second quarter of 2007 as compared to $43.6 million for the same period in 2006 and increased $4.9 million, or 5.7%, to $90.1 million for the six months ended June 30, 2007 as compared to $85.3 million for the same period in 2006. These increases were primarily the result of the increased yields on the loan and mortgage-related securities portfolio.
Interest income on loans increased $1.2 million, or 4.3%, to $30.3 million in the second quarter of 2007 as compared to $29.1 million for the second quarter of 2006 and increased $2.8 million, or 4.8%, to $60.3 million in the first six months of 2007 as compared to $57.5 million for the same period in 2006. The increase for both periods was the result of increased yields on the loan portfolio.
Total loan originations and purchases in the second quarter of 2007 were $168.5 million as compared to $195.0 million in the same quarter of 2006 and $320.1 million in the first six months of 2007 as compared to $367.8 million in the first six months of 2006. These decreases were primarily the result of reduced correspondent mortgage loan purchases and reduced consumer loan originations. Since we had other more profitable alternatives (securities and loan originations), we decreased the dollar amount of correspondent loan purchases. Consumer loan originations decreased as the result of increased interest rates offered on these loans, which decreased consumer demand for consumer loans.
Interest income on investments increased $211,000 in the second quarter of 2007 and $309,000 in the first six months of 2007 as a result of the increased yields on the portfolio and, for the six months ended June 30, 2007, partially offset by a decrease in the average dollar amount in the investment securities portfolio.
Interest income on mortgage-related securities decreased $55,000 in the second quarter of 2007 and increased $1.1 million in the first six months of 2007. The decrease for the second quarter of 2007 was the result of lower average mortgage-related securities outstanding partially offset by an increase in the yields on the portfolio. The increase for the first six months of 2007 was the result of increased yields on the portfolio partially offset by a decrease in the average balances outstanding.
Interest income on interest-earning deposits (which includes federal funds) increased $699,000 for the second quarter of 2007 and $713,000 for the six months ended June 30, 2007 as the result of increased average dollars outstanding and increased yield on those deposits. Short-term deposits were used to invest excess cash in anticipation of funding loan originations or to fund the decrease in wholesale deposits.
Total Interest Expense. Total interest expense increased $4.4 million, or 18.1%, to $28.5 million in the second quarter of 2007 and $9.5, or 20.5%, to $55.8 million in the first six months of 2007 as compared to the same periods in 2006. This increase was primarily the result of an increase in the interest rates paid and an increase in the average dollars outstanding on deposits and borrowings.

Interest expense on deposits increased $2.7 million, or 16.1%, in the second quarter of 2007 and $6.0 million, or 18.9%, in the first six months of 2006 as a result of increased cost of deposits and average deposits outstanding. As market rates increased and deposit interest rates offered by competitors increased, it was necessary to increase the interest rates we offered to retain existing deposits and attract new deposits. In addition, as deposit offering interest rates increase, deposits that were at lower interest rates moved, and will continue to move, to higher interest rate time deposits.
Interest expense on borrowings increased $1.7 million, or 22.5%, in the second quarter of 2007 and $3.5 million, or 23.7%, in the first six months of 2006 as compared to the same period in 2006. The increase was the result of increased borrowings outstanding and an increase in the cost of borrowings.
Net Interest Income. Net interest income decreased $2.3 million, or 11.6%, in the second quarter of 2007 and $4.6 million, or 11.8%, in the first six months of 2007 compared to the same periods in 2006. The primary reason for the decrease was the result of the increased cost and average dollar amount of deposits and borrowings partially offset by an increase in the yield on the loan and mortgage-related securities portfolio.
The net interest margin for the second quarter of 2007 was 2.06% as compared to 2.32% for the same period in 2006 or 2.07% for the first six months of 2007 as compared to 2.35% for the first six months of 2006.
The decrease in net interest margin for both periods was primarily the result of the increasing deposit interest rate environment (in which deposits repriced more quickly than loans) and the effects of our stock repurchase program. The funds used to repurchase stock resulted in a change from zero cost capital to increased interest-bearing borrowings and/or reduced interest-earning assets.
The current market interest rate environment of short term interest rates being higher than long term interest rates places ongoing pressure on our net interest rate margin. Specifically, the flattened or inverted yield curve, reduces our ability to price our loan offerings at interest rates that would allow us to increase the yield on our loan portfolio faster than the increase in our cost of funds. In addition, increased competition for deposits and the increased cost of borrowings to fund our stock repurchases have also put pressure on our net interest margin. In the near term, we expect the interest rate yield curve to continue to remain flat or inverted.
Provision for Loan Losses. We provided $51,000 for loan losses in the second quarter of 2007 and for the first six months of 2007, had a net recovery of $878,000 of previous provisions for loan losses. The net recovery was the result of one non-performing commercial business loan of $1.3 million being paid in full in March 2007. A related loan loss provision of $1.3 million was previously allocated to this non-performing commercial business loan of which we recovered $929,000. The difference of approximately $420,000 was allocated for other probable loan losses within our loan portfolio. The total allowance for loan losses at June 30, 2007 was $11.5 million, or 82.2%, of total non-performing loans as compared to $12.6 million, or 86.7%, of non-performing loans at December 31, 2006. The loan loss allowance was 0.58% of total loans at June 30, 2007 as compared to 0.62% of total loans at December 31, 2006.
Noninterest Income. Total noninterest income increased $2.5 million in the second quarter of 2007 and increased $3.1 million in the first six months of 2007 as compared to the same period in 2006. The increase was primarily the result of income from the gain on sale of undeveloped land through our real estate investment partnership and an increase in bank owned life insurance income.
Service charges on deposits increased $169,000 in the second quarter of 2007 and $505,000 in the first six months of 2007 as a result of an increase in the number of checking account overdrafts, an increase in our overdraft fee and a change in our overdraft policy for transactions at ATMs and point of sale purchases.

Brokerage and insurance commissions increased $93,000 in the second quarter of 2007 and $165,000 in the first six months of 2006 primarily as a result of increased annuity and securities sales. As a result of our continued emphasis on annuity sales and with an increase in the interest rates offered on annuities, we experienced an increase in annuity sales. Also, in the first quarter of 2007, we made arrangements to offer personal investment advisory services to our customers through our wholly-owned subsidiary BancMutual Financial. We are in the process of implementing this product and anticipate that it will take all of 2007 before this product begins to add to our non-interest income.
Loan related fees and servicing income increased slightly in the second quarter of 2007 and increased $58,000 in the first six months of 2007 primarily as a result of an increase in commercial real estate loan fees and a reduction in the amortization of originated mortgage servicing rights on mortgage loans that are sold. As market interest rates increase, the average lives of these mortgage loans tend to increase, thereby reducing the amortization of mortgage servicing rights.
Gains on sales of investments decreased $694,000 in the first six months of 2007 as compared to the same period in 2006 as a result of a gain on the sales of equity investments in the first quarter of 2006 and no comparable sales of investments in 2007.
Gains on the sales of loans increased $140,000 in the second quarter of 2007 and $250,000 in the first six months of 2007 as compared to the same periods in 2006 primarily as a result of increased fixed rate mortgage loan originations. Interest rate offerings on fixed rate mortgage loans are similar to the adjustable interest rate offerings on mortgage loans as a result of the inverted yield curve. As such, customers are more attracted to the fixed rate mortgage loan products. We sell some of our 15 year fixed rate mortgage loans to the secondary market. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those certain loans have characteristics which historically have indicated that these loans will be outstanding for a relatively short period. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.
Real estate partnership income of $1.4 million is the result of the sale by Arrowood Development, our 50% owned land development company, of approximately 30 acres of its total 318 acres of undeveloped land. We do not anticipate continued development or sales in 2007 due to a slow down in housing sales.
Other noninterest income increased $687,000 in the second quarter of 2007 and $1.4 million in the first six months of 2007 primarily as a result of increased bank owned life insurance income (we purchased an additional $25.0 million of bank owned life insurance late in 2006), gains on the sale of real estate owned, fees on debit card usage, fees from our agent check program and other noninterest income items.
Noninterest Expense. Total noninterest expense increased $1.3 million in the second quarter of 2007 and increased $1.7 million in the first six months of 2007 as compared to the same period in 2006. The increases were primarily the result of the cost of land sales by Arrowood Development.
Compensation, payroll taxes, and other employee benefits increased $384,000 in the second quarter of 2007 and $454,000 in the first six months of 2007 as compared to the same periods in 2006 was primarily as a result of normal salary increases, additional personnel to staff new offices, and increased health care insurance costs.
Occupancy and equipment expense increased $286,000 in the second quarter of 2007 and $512,000 in the first six months of 2007 primarily as the result of the addition of new offices, office repairs and maintenance, increased utility costs and increased data processing costs.
Real estate investment partnership cost of sales of $645,000 relates to the sale of approximately 30 acres of undeveloped land by Arrowood Development, described above.

Other expenses decreased slightly in the second quarter of 2007 and increased $98,000 in the first six months of 2007. The increase for the first six months of 2007 was primarily as a result of increased debit card fees, legal fees, and marketing expenses partially offset by decreased costs associated with servicing the indirect automobile loan portfolio and reduced courier expense.
Minority Interest in Income of Real Estate Operations. The $391,000 in the three and six months ended June 30, 2007 represents our 50% partner’s interest in the net profit from the sale of approximately 30 acres of undeveloped land by Arrowwood Development, as described above.
Income Taxes. The effective tax rate for the second quarter of 2007 was 34.6% as compared to 35.4% for the second quarter of 2006 and 34.1% for the six months ended June 30, 2007 as compared to 35.2% for the same period in 2006. The decrease was primarily the result of investing an additional $25.0 million in banked owned life insurance in late 2006.
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

Net Income. As a result of the foregoing factors, net income for the three months ended June 30, 2007 was $4.6 million, a 16.0% decrease from the comparable period in 2006 and for the six months ended June 30, 2007 was $9.3 million, a 14.2% decrease when compared to the six months ended June 30, 2006. Diluted earnings per share decreased 11.1% in the second quarter of 2007 as compared to 2006 and 11.1% in the first six months of 2007 as compared to the same period in 2006. Earnings per share decreased at a slower rate than net income due to the effects of the Company’s stock repurchases which substantially reduced the average number of shares outstanding for the second quarter and the first six months of 2007.
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
Outlook
(The following are forward looking statements; see “Cautionary Statements” below)
Bank Mutual Corporation’s management has identified a number of factors which may affect the Company’s operations and results in the balance of 2007. They are as follows:
•	There may be an environment of continued economic slow down and an inverted or flat interest rate yield curve throughout 2007. If that is the case, there are a number of effects that Bank Mutual, like other financial institutions, would likely experience.
•	Loan originations could continue to decrease, along with related interest and fee income.

•	A slow down in the appreciation of the value of real estate or even a decrease in value may occur. Reduced property prices could negatively affect the volume of home sales, which in turn could affect mortgage loan originations and prepayments. It may also impact the quality of some of our loans as a result of increased delinquencies.

•	A continuation of stabilizing and softening real estate values could affect the value of the collateral securing our mortgage loans. A decrease in value could in turn lead to increased losses on loans in the event of foreclosures, which would affect our provisions for loan losses and profitability. Also, if customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily mortgage-related securities, earn less income than real estate loans.
•	An inverted or flat yield curve will also likely continue to affect our net interest margin. The net interest margin would continue to be less than optimal as a result of the abnormally low difference between our cost of deposits and borrowings and the yield on loans. A low net interest margin would negatively affect our net income.
•	Bank Mutual will continue to further emphasize commercial real estate and commercial business loans, all of which can present a higher risk than residential mortgages. Adding personnel to continue this emphasis will increase our costs. Market conditions and other factors may continue to affect our ability to increase our loan portfolio with these types of loans.
•	We opened two new offices in first half of 2007 and anticipate opening one additional new office in 2007. The addition of new offices increases our occupancy and related personnel costs going forward, which will increase our costs for 2007.
•	Like many Wisconsin financial institutions, Bank Mutual has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which has not been subject to Wisconsin tax. The

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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first six months of 2007, mortgage-related securities prepayments increased because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Cash and cash equivalents increased $15.3 million during the first six months of 2007. Investing activities provided $8.6 million of cash, primarily as a result of reduced purchases of mortgage-related securities and a decrease in loans receivable. Cash used by financing activities of $1.1 million resulted primarily from a decrease in deposits, repayments of long and short-term borrowings, the purchase of treasury stock and payments of cash dividends on our stock partially offset by long-term borrowings. Net cash provided by operating activities of $7.7 million consisted primarily of proceeds from loan sales, net income, amortization of cost of stock benefit plans and a decrease in other assets partially offset by the loans originated for sale.

At June 30, 2007, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At June 30, 2007, the Bank had a total risk-based capital ratio of 20.33% and a leverage ratio of 9.7%. See Notes to Unaudited Consolidated Financial Statements — “Note 8 - Shareholders’ Equity.”
From time to time, the Company repurchases shares of common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. Management believes that the repurchases of shares were appropriate in view of the Company’s very strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. In the second quarter of 2007, the Company repurchased 2,291,048 at an average price of $11.59 per share and for the six months ended June 30, 2007, 5,401,048 shares were purchased at an average price of $11.67 per share. At June 30, 2007, 2,656,500 shares remain available for repurchase under the fifth stock repurchase program that was adopted in May 2007 to authorize 3.0 million shares to be repurchased.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of June 30, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$739,369	$—	$—	$—	$739,369
Certificates of deposits	1,184,378	161,639	16,055	—	1,362,072
Borrowed funds (a)	101,025	—	—	711,881	812,906
Operating leases	1,156	1,648	954	1,479	5,237
Purchase obligations	2,160	3,960	—	—	6,120
Non-qualified retirement plans and deferred compensation plans	675	2,036	2,625	9,355	14,691

(a)	Excludes interest to be paid in the periods indicated.
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
The following table details the amounts and expected maturities of significant commitments as of June 30, 2007.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$8,796	$—	$—	$—	$8,796
Residential real estate	45,934	—	—	—	45,934
Revolving home equity and credit card lines	155,786	—	—	—	155,786
Standby letters of credit	135	—	—	3	138
Commercial lines of credit	26,089	—	—	—	26,089
Undisbursed commercial loans	10,928	—	—	—	10,928
Net commitments to sell mortgage loans	9,614	—	—	—	9,614
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
At June 30, 2007, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $1.0 billion. For additional information, see “Comparisons of Financial Condition at June 30, 2007 and December 31, 2006 — Borrowings.” This represents a negative cumulative one-year interest rate sensitivity gap of 29.4%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 55.6%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
i)	Investment securities — based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities — based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans — based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments. Does not include non-accrual loans.

iv)	Deposits — based upon contractual maturities and historical decay rates.

v)	Borrowings — based upon final maturity or call dates, whichever is earlier.

	At June 30, 2007

		Three to	More Than	More Than
	Within Three	Twelve	One Year To	Three Years	Over Five
	Months	Months	Three Years	To Five Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$33,388	$92,887	$203,372	$93,974	$147,380	$571,001
Adjustable	168,529	346,288	362,714	88,588	1,123	967,242
Consumer loans	74,828	96,744	140,249	51,914	39,521	403,256
Commercial business loans	14,288	17,382	16,793	2,506	172	51,141
Interest-earning deposits	16,900	—	—	—	—	16,900
Investment securities	49,218	—	15,000	—	—	64,218
Mortgage-related securities:
Fixed	50,591	145,843	288,969	158,608	342,368	986,379
Adjustable	114,612	—	—	—	—	114,612
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	568,446	699,144	1,027,097	395,590	530,564	3,220,841

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	3,541	9,868	21,522	15,992	46,274	97,197

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	6,066	16,902	36,863	27,390	79,175	166,396
Savings accounts	8,449	23,138	48,308	33,841	85,596	199,332
Money market accounts	276,091	—	—	—	—	276,091
Time deposits	472,897	732,212	131,443	15,942	—	1,352,494
Advance payments by borrowers for taxes and insurance	—	21,866	—	—	—	21,866
Borrowings	276,220	431,729	52,064	2,286	50,607	812,906

Total interest-bearing and noninterest-bearing liabilities	1,043,264	1,235,715	290,200	95,451	261,652	2,926,282

Interest rate sensitivity gap	$(474,818)	$(536,571)	$736,897	$300,139	$268,912	$294,559

Cumulative interest rate sensitivity gap	$(474,818)	$(1,011,389)	$(274,492)	$25,647	$294,559

Cumulative interest rate sensitivity gap as a percentage of total assets	(13.81)%	(29.42)%	(7.98)%	0.75%	8.57%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	54.49%	55.62%	89.32%	100.96%	110.07%

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2007. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)			(Dollars in thousands)

+300	$276,352	$(206,988)	(42.8)%	8.90%	(38.2)%
+200	350,589	(132,751)	(27.5)	10.98	(23.7)
+100	418,806	(64,534)	(13.4)	12.78	(11.2)
0	483,340	0	0.0	14.39	0.0
-100	534,123	50,783	10.5	15.54	8.0
-200	533,846	50,506	10.4	15.29	6.3
-300	486,673	3,333	0.7	13.78	(4.2)
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of shares by the Company during the second quarter of 2007.

			Total number	Maximum number of
			of shares purchased	shares that may yet
		Average	as part of publicly	be purchased under
	Total number	price paid	announced plans or	the plans or
Period	of shares purchased	per share	programs	programs

April 1 — April 30, 2007	1,167,000	$11.35	1,167,000	780,548
May 1 — May 30, 2007	780,548	11.95	780,548	3,000,000
June 1 — June 30, 2007	343,500	11.56	343,500	2,656,500

Total	2,291,048	$11.59

In May 7, 2007, a fifth stock repurchase plan was authorized which allows for 3.0 million shares to be repurchased.

Item 4. Submission of Matters to a Vote of Security Holders.
Information relating to the 2007 Annual Meeting of Shareholders was included in Part II, Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2007, which Item is incorporated by reference.
Item 6. Exhibits
(a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: August 6, 2007	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: August 6, 2007	/s/ Rick B. Colberg
Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended June 30, 2007

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