Form 10-Q
period 2007-09-30
BANK MUTUAL CORP
filed 2007-11-05
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Yes ☐       No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 52,595,656 shares, at November 1, 2007.

BANK MUTUAL CORPORATION

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30	December 31
	2007	2006
	(In thousands, except per
	share data)
Assets
Cash and due from banks	$32,722	$44,438
Federal funds sold	39,000	—
Interest-earning deposits	1,733	1,022

Cash and cash equivalents	73,455	45,460
Securities available-for-sale, at fair value:
Investment securities	94,379	48,290
Mortgage-related securities	1,109,366	1,064,851
Loans held for sale	5,029	3,787
Loans receivable, net	2,006,706	2,024,325
Goodwill	52,570	52,570
Other intangible assets	2,593	3,089
Mortgage servicing rights	4,732	4,653
Other assets	184,127	204,360

	$3,532,957	$3,451,385

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,097,660	$2,158,641
Borrowings	912,686	705,025
Advance payments by borrowers for taxes and insurance	30,775	2,199
Other liabilities	28,213	49,223

	3,069,334	2,915,088

Minority interest in real estate development	2,909	2,518

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2007 and 2006
Issued and outstanding – none in 2007 and 2006	—	—
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2007 and 2006
Issued – 78,783,849 shares in 2007 and 2006
Outstanding – 53,405,054 in 2007 and 60,277,087 in 2006	788	788
Additional paid-in capital	497,469	496,302
Retained earnings	272,762	273,454
Unearned ESOP shares	(2,391)	(3,066)
Accumulated other comprehensive losses	(10,820)	(15,426)
Treasury stock – 25,378,795 shares in 2007 and 18,506,762 in 2006	(297,094)	(218,273)

Total shareholders’ equity	460,714	533,779

	$3,532,957	$3,451,385

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30
	2007	2006
	(In thousands, except per
	share data)
Interest income:
Loans	$30,972	$30,210
Investment securities	1,370	946
Mortgage-related securities	13,202	12,754
Interest-earning deposits	414	588

Total interest income	45,958	44,498

Interest expense:
Deposits	19,162	18,133
Borrowings	9,750	7,450
Advance payments by borrowers for taxes and insurance	8	8

Total interest expense	28,920	25,591

Net interest income	17,038	18,907
Provision for loan losses	388	178

Net interest income after provision for loan losses	16,650	18,729

Noninterest income:
Service charges on deposits	1,727	1,723
Brokerage and insurance commissions	625	634
Loan related fees and servicing revenue	385	441
Gain on sales of loans	338	339
Other	1,928	1,492

Total noninterest income	5,003	4,629

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,614	9,343
Occupancy and equipment	2,761	2,675
Amortization of other intangible assets	165	165
Other	3,467	3,246

Total noninterest expenses	16,007	15,429

Income before income taxes	5,646	7,929
Income taxes	1,923	2,814

Net income	$3,723	$5,115

Per share data:
Earnings per share — basic	$0.07	$0.09

Earnings per share — diluted	$0.07	$0.09

Cash dividends paid	$0.085	$0.075

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30
	2007	2006
	(In thousands, except per
	share data)
Interest income:
Loans	$91,261	$87,723
Investment securities	3,535	2,802
Mortgage-related securities	39,315	37,790
Interest-earning deposits	1,978	1,439

Total interest income	136,089	129,754

Interest expense:
Deposits	56,933	49,887
Borrowings	27,784	22,023
Advance payments by borrowers for taxes and insurance	15	16

Total interest expense	84,732	71,926

Net interest income	51,357	57,828
Provision for (recovery of) loan losses	(490)	297

Net interest income after provision (recovery of ) for loan losses	51,847	57,531

Noninterest income:
Service charges on deposits	4,898	4,389
Brokerage and insurance commissions	1,924	1,768
Loan related fees and servicing revenue	1,142	1,140
Gain on sales of investments	—	694
Gain on sales of loans	1,100	851
Real estate investment partnership income	1,422	—
Other	6,092	4,280

Total noninterest income	16,578	13,122

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	28,808	28,083
Occupancy and equipment	8,522	7,924
Amortization of other intangible assets	496	496
Real estate investment partnership cost of sales	645	—
Other	9,798	9,479

Total noninterest expenses	48,269	45,982

Minority interest in income of real estate investment partnership	391	—

Income before income taxes	19,765	24,671
Income taxes	6,732	8,711

Net income	$13,033	$15,960

Per share data:
Earnings per share — basic	$0.24	$0.27

Earnings per share — diluted	$0.23	$0.26

Cash dividends paid	$0.245	$0.215

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Unearned
	Common	Paid-In	Retained	ESOP	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Compensation	Stock	Total
	(In thousands, except per share data)
For the Nine Months Ended September 30, 2007
Balance at January 1, 2007	$788	$496,302	$273,454	$(3,066)	$(15,426)	$–	$(218,273)	$533,779
Comprehensive income:
Net income	–	–	13,033	–	–	–	–	13,033
Other comprehensive income
Change in net unrealized loss on securities available- for-sale, net of deferred income tax liability of $2,681	–	–	–	–	4,606	–	–	4,606

Total comprehensive income	–	–	–	–	–	–	–	17,639
Purchase of treasury stock	–	–	–	–	–	–	(83,228)	(83,228)
Committed ESOP shares	–	2,192	–	675	–	–	–	2,867
Exercise of stock options	–	(2,711)	–	–	–	–	4,533	1,822
Share based payments	–	1,686	–	–	–	–	(126)	1,560
Cash dividends ($0.245 per share)	–	–	(13,725)	–	–	–	–	(13,725)

Balance at September 30, 2007	$788	$497,469	$272,762	$(2,391)	$(10,820)	$–	$(297,094)	$460,714

For the Nine Months Ended September 30, 2006
Balance at January 1, 2006	$788	$497,589	$269,913	$(3,966)	$(17,346)	$(6,955)	$(195,649)	$544,374
Comprehensive income:
Net income	–	–	15,960	–	–	–	–	15,960
Other comprehensive income
Change in net unrealized loss on securities available- for-sale, net of deferred income tax benefit of $516	–	–	–	–	(730)	–	–	(730)

Total comprehensive income	–	–	–	–	–	–	–	15,230
Purchase of treasury stock	–	–	–	–	–	–	(26,929)	(26,929)
Committed ESOP shares	–	2,201	–	675	–	–	–	2,876
Exercise of stock options	–	(1,620)	–	–	–	–	3,438	1,818
Share based payments	–	2,369	–	–	–	–	(39)	2,330
Impact of the adoption of SFAS No. 123(R)	–	(6,955)	–	–	–	6,955	–	–
Cash dividends ($0.215 per share)	–	–	(12,318)	–	–	–	–	(12,318)

Balance at September 30, 2006	$788	$493,584	$273,555	$(3,291)	$(18,076)	$–	$(219,179)	$527,381

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2007	2006
	(In thousands)
Operating activities:
Net income	$13,033	$15,960
Adjustments to reconcile net income to net cash provided by operating activities:
Net (recovery of) provision for loan losses	(490)	297
Provision for depreciation	1,988	1,951
Amortization of intangibles	496	496
Net (increase) decrease in mortgage servicing rights	(79)	89
Minority interest in real estate investment partnership	391	—
Amortization of cost of stock benefit plans	4,427	5,208
Net discount amortization on securities	(1,371)	(534)
Net gain on sale of available-for-sale securities	—	(694)
Loans originated for sale	(79,237)	(70,403)
Net gain from real estate investment partnership	(777)	—
Proceeds from loan sales	79,095	68,825
Gains from sales of loans originated for sale	(1,100)	(851)
Net (decrease) increase in other liabilities	(19,242)	1,331
Decrease in other assets	22,500	2,981
Increase in accrued interest receivable	(1,010)	(920)

Net cash provided by operating activities	18,624	23,736

Investing activities:
Net purchases of mutual funds	—	(264)
Proceeds from maturities of investment securities	—	14,720
Purchases of investment securities	(46,269)	—
Purchases of mortgage-related securities	(213,741)	(171,797)
Principal repayments on mortgage-related securities	178,064	174,368
Proceeds from sale of investments	—	702
Net decrease (increase) in loans receivable	16,100	(77,377)
Proceeds from real estate investment partnership	1,422	—
Proceeds from sale of foreclosed properties	730	510
Purchase of Federal Home Loan Bank stock	(216)	—
Redemption of Federal Home Loan Bank stock	—	2,661
Net purchases of premises and equipment	(2,395)	(3,638)

Net cash used in investing activities	(66,305)	(60,115)

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
	2007	2006
	(In thousands)
Financing activities:
Net (decrease) increase in deposits	$(65,430)	$61,354
Net decrease in short-term borrowings	(175,000)	(93,000)
Proceeds from long-term borrowings	657,950	50,210
Repayments of long-term borrowings	(275,289)	(3,200)
Net increase in advance payments by borrowers for taxes and insurance	28,576	29,202
Proceeds from exercise of stock options	1,389	1,401
Excess tax benefit from exercise of stock options	433	415
Cash dividends	(13,725)	(12,318)
Purchase of treasury stock	(83,228)	(26,929)

Net cash provided by financing activities	75,676	7,135

Increase (decrease) in cash and cash equivalents	27,995	(29,244)
Cash and cash equivalents at beginning of period	45,460	69,415

Cash and cash equivalents at end of period	$73,455	$40,171

Supplemental information:
Interest paid or credited on deposits and borrowings	$79,765	$68,310
Income taxes paid	5,628	7,636
Loans transferred to foreclosed properties and repossessed assets	2,009	1,298
See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”) and the Bank’s subsidiaries.
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, the accompanying Unaudited Consolidated Statements of Financial Condition, Unaudited Consolidated Statements of Income, Unaudited Consolidated Statements of Shareholders’ Equity and Unaudited Consolidated Statements of Cash Flows contain all adjustments, which are of a normal recurring nature, necessary to present fairly the consolidated financial position of the Company and subsidiaries at September 30, 2007 and December 31, 2006, the results of their income for the three and nine months ended September 30, 2007 and 2006, and their cash flows for the nine months ended September 30, 2007 and 2006. The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. See Note 12 – Income Taxes.

Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
At September 30, 2007:
Investment securities:
U.S. government and federal obligations	$46,269	$247	$(103)	$46,413
Mutual funds	47,776	–	(1,296)	46,480
Stock in federal agencies	1,442	68	(24)	1,486

Total investment securities	95,487	315	(1,423)	94,379
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	546,476	1,776	(9,325)	538,927
Federal National Mortgage Association	359,336	910	(7,216)	353,030
Private Placement CMOs	186,619	75	(1,595)	185,099
Government National Mortgage Association	33,249	5	(944)	32,310

Total mortgage-related securities	1,125,680	2,766	(19,080)	1,109,366

Total	$1,221,167	$3,081	$(20,503)	$1,203,745

The Company does not believe any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
At December 31, 2006:
Investment securities:
Mutual funds	$47,775	$–	$(1,183)	$46,592
Stock in federal agencies	1,442	256	–	1,698

Total investment securities	49,217	256	(1,183)	48,290
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	453,452	89	(12,137)	441,404
Federal National Mortgage Association	382,197	779	(9,582)	373,394
Private Placement CMOs	209,659	182	(1,939)	207,902
Government National Mortgage Association	43,325	7	(1,181)	42,151

Total mortgage-related securities	1,088,633	1,057	(24,839)	1,064,851

Total	$1,137,850	$1,313	$(26,022)	$1,113,141

The amortized cost and fair values of securities by contractual maturity at September 30, 2007, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	31,269	31,516
Due after ten years	15,000	14,897
Mutual funds	47,776	46,480
Federal Home Loan Mortgage Corporation stock	1,442	1,486
Mortgage-related securities	1,125,680	1,109,366

	$1,221,167	$1,203,745

Note 3 — Loans Receivable
Loans receivable consist of the following:

	September 30	December 31
	2007	2006
	(In thousands)
Mortgage loans:
One-to-four family	$1,081,767	$1,123,905
Multifamily	202,438	157,768
Commercial real estate	179,449	167,089
Construction and development	177,721	187,323

Total mortgage loans	1,641,375	1,636,085
Consumer loans and other loans:
Fixed home equity	207,819	227,811
Home equity lines of credit	90,530	91,730
Student	22,049	20,404
Home improvement	34,051	33,287
Automobile	29,477	46,752
Other	9,621	11,262

Total consumer loans	393,547	431,246
Total commercial business loans	54,034	52,056

Total loans receivable	2,088,956	2,119,387
Less:
Undisbursed loan proceeds	73,289	85,897
Allowance for loan losses	11,613	12,574
Unearned loan fees and discounts	(2,652)	(3,409)

	82,250	95,062

Total loans receivable, net	$2,006,706	$2,024,325

The Company’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in the Bank’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.
Note 4 – Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at September 30, 2007 and December 31, 2006 are presented in the following table.

	September 30	December 31
Mortgage Servicing Rights	2007	2006
	(In thousands)
Mortgage servicing rights at beginning of year	$4,653	$4,771
Capitalized servicing rights	970	1,040
Amortization of servicing rights	(891)	(1,158)

Mortgage servicing rights at end of period	4,732	4,653
Valuation allowance	–	–

Balance	$4,732	$4,653

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at September 30, 2007 are presented in the following table.

	Intangible Asset Amount
	Net of Accumulated
Intangible Assets	Amortization	Valuation Allowance	Carrying Amount
	(In thousands)
Goodwill	$52,570	$–	$52,570
Mortgage servicing rights	4,732	–	4,732
Deposit base intangibles	2,593	–	2,593

Total	$59,895	$–	$59,895

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2007. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
	(In thousands)
Nine months ended September 30, 2007 (actual)	$891	$496	$1,387

Three months ending December 31, 2007 (estimate)	$228	$165	$393

Estimate for year ending December 31,
2008	$914	$618	$1,532
2009	913	405	1,318
2010	905	405	1,310
2011	724	405	1,129
2012	497	199	696
Thereafter	551	396	947

	$4,732	$2,593	$7,325

Note 5 — Other Assets
Other assets are summarized as follows:

	September 30	December 31
	2007	2006
	(In thousands)
Accrued interest:
Mortgage-related securities	$4,494	$4,207
Investment securities	383	12
Loans receivable	9,640	9,288

Total accrued interest	14,517	13,507
Foreclosed properties and repossessed assets	2,218	1,231
Premises and equipment	50,922	50,515
Federal Home Loan Bank stock, at cost	46,092	45,876
Bank owned life insurance	48,275	46,430
Other	22,103	46,801

	$184,127	$204,360

Note 6 — Deposits
Deposits are summarized as follows:

	September 30	December 31
	2007	2006
	(In thousands)
Checking accounts:
Noninterest-bearing	$94,771	$104,821
Interest-bearing	157,868	174,206

	252,639	279,027

Money market accounts	271,848	248,542
Savings accounts	190,403	200,016
Certificate accounts:
Due within one year	1,186,860	1,243,485
After one but within two years	132,115	82,273
After two but within three years	47,730	75,223
After three but within four years	8,720	20,889
After four but within five years	7,345	9,186
After five years	—	—

	1,382,770	1,431,056

	$2,097,660	$2,158,641

Note 7 — Borrowings
Borrowings consist of the following:

	September 30		December 31
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)		(Dollars in thousands)
Federal Home Loan Bank advances maturing:
2007	$—	—%	$279,650	4.79%
2008	1,025	5.90	1,025	5.90
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
Thereafter	911,661	4.27	424,350	4.24
Open-line of credit	—	—	—	—
Other borrowings	—	—	—	—

	$912,686		$705,025

Of the $911.7 million in borrowings due after 2011, $856.0 million have a quarterly call provision beginning after an initial period of six months to 2 years. Within the next twelve months, $806.0 million of callable borrowings will be subject to the call options.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. The Bank’s borrowings from the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by the Company; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one-to-four family mortgage loans; and 97% of certain mortgage-related securities. Our advances are also collateralized by FHLB stock of $46.1 million at September 30, 2007 and $45.9 million at December 31, 2006.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital to total assets (as these terms are defined in regulations). Management believes, as of September 30, 2007, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
The Bank
As of September 30, 2007:
Total risk-based capital	$339,439	20.00%	$135,806	8.00%	$169,758	10.0%
(to risk-weighted assets)
Tier I capital	327,826	19.31	67,903	4.00	101,855	6.00
(to risk-weighted assets)
Tier I capital	327,826	9.40	139,501	4.00	174,376	5.00
(to average assets)
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulatory requirements:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
	(In thousands)
As of September 30, 2007:
Equity per Bank records	$375,232	$375,232
Unrealized losses on investments	10,947	10,947
SFAS No. 158 — Employers’ Accounting for Defined Benefits and Other Postretirement Plans	(127)	(127)
Goodwill and deposit base intangibles, net of deferred taxes	(54,123)	(54,123)
Investment in “nonincludable” subsidiaries	(3,819)	(3,819)
Disallowed servicing assets	(284)	(284)
Allowance for loan losses	11,613	—

Regulatory capital	$339,439	$327,826

Note 9 – Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Basic Earnings Per Share
Net Income	$3,723	$5,115	$13,033	$15,960

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	52,421,420	58,034,253	54,643,332	58,918,771
Allocated ESOP shares for period	81,813	81,799	245,439	245,396
Vested MRP shares for period	47,138	63,620	144,594	223,867

	52,550,371	58,179,672	55,033,365	59,388,034

Basic earnings per share	$0.07	$0.09	$0.24	$0.27

Diluted Earnings Per Share
Net Income	$3,723	$5,115	$13,033	$15,960

Weighted average shares outstanding used in basic earnings per share	52,550,371	58,179,672	55,033,365	59,388,034
Dilutive effect of:
Stock option shares	1,229,709	1,675,284	1,328,539	1,631,203
Unvested MRP shares	21,163	63,825	27,547	60,347

	53,801,243	59,918,781	56,389,451	61,079,584

Diluted earnings per share	$0.07	$0.09	$0.23	$0.26

Note 10 – Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $38,000 in the third quarter of 2007, $38,000 in the third quarter of 2006, and $113,000 in the first nine months of 2007 and $112,000 in the first nine months of 2006.
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
The following tables sets forth the net periodic benefit cost:

	Qualified Plan
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Service cost	$447	$472	$1,342	$1,416
Interest cost	368	322	1,104	967
Expected return on plan assets	(449)	(443)	(1,347)	(1,329)
Amortization of prior service cost	7	7	22	22

Net periodic benefit cost	$373	$358	$1,121	$1,076

	Supplemental Plans
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Service cost	$43	$43	$130	$128
Interest cost	99	90	295	270
Amortization of prior service cost	14	17	41	52

Net periodic benefit cost	$156	$150	$466	$450

Pension plan assets, which consist primarily of immediate participation guarantee contracts with an insurance company, are managed by investment professionals.
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
Bank Mutual has a deferred non-qualified retirement plan, which was formerly a Mutual Savings Bank plan, for non-officer directors who have provided at least five years of service. All eligible directors’ benefits have vested, except for benefits for two new directors added to the board of the Bank in October of 2007. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. Bank Mutual has funded these arrangements through “rabbi trust” arrangements.
First Northern Savings Bank, acquired by Bank Mutual in 2000, also had non-qualified supplemental retirement plans for several executives.
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan, provided for the grant of stock options up to 4,089,935 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001 of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of $3.2056 of which 236,257 shares were subsequently forfeited. No further grants may be made under the 2001 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of stock options of up to 4,106,362 shares and MRP awards of up to 1,642,521 shares. In May 2004, options for 2,382,000 shares were granted of which 42,200 shares were subsequently forfeited and 955,000 MRP shares were granted of which 16,000 shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. In 2006, options for an additional 50,000 shares were granted under the 2004 Stock Incentive Plan at an exercise price of $12.234 per share. Total unvested outstanding MRP grants had a fair value of $4.2 million at September 30, 2007. The MRP grants are being amortized to compensation expense as participants become vested in the awarded shares.
The amount of MRP awards amortized to expense was $473,000 for the third quarter of 2007 as compared to $570,000 for the same period in 2006 and $1.4 million for the first nine months of 2007 as compared to $1.8 million for the same period in 2006.
In total, options for 4,122,628 shares remain outstanding at September 30, 2007, of which options for 3,196,628 shares were vested. In addition, since inception of the plans, options for 2,081,037 shares were exercised and options for 267,657 shares have been forfeited. A summary of stock option activity for the nine months ended September 30, 2007 is provided in the following table:

	Nine Months ended September 30,
	2007
		Weighted
	Stock	Average
	Options	Price

Outstanding at beginning of period	4,524,038	$7.07
Exercised	370,610	3.81
Forfeited	30,800	10.67

Outstanding at end of period	4,122,628	$7.35

The estimated fair value of each option granted prior to January 1, 2007 is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

	For the Three Months Ended
	September 30
	2007	2006
Risk-free interest rate	4.81 – 5.30%	4.81 – 5.30%
Dividend yield	2.00%	2.00%
Expected stock volatility	11.76 – 26.30%	11.76 – 26.30%
Expected years until exercise	2.50 – 6.75	3.50 – 7.75
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
Note 11 – Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at September 30, 2007 and December 31, 2006 are as follows:

	September 30	December 31
	2007	2006
	(In thousands)
Unused consumer lines of credit	$155,181	$156,378
Unused commercial lines of credit	25,236	25,941
Commitments to extend credit:
Fixed rate	15,848	19,891
Adjustable rate	38,448	23,330
Undisbursed commercial loans	7,610	4,258
Forward commitments to sell mortgage loans of $7.8 million at September 30, 2007 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $10.0 million of forward commitments at December 31, 2006.
Note 12 – Income Taxes
In July, 2006, FASB issued its final interpretation on, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
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
Note 13 – Recent Accounting Developments
In March 2006, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140.” SFAS No. 156 permits Bank Mutual to choose either the amortization method or fair value measurement method to measure servicing assets or liabilities. Bank Mutual will continue its current policy to amortize its servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligations based on fair value at each reporting date. Bank Mutual adopted SFAS No. 156 as of January 1, 2007.
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
Note 14 – Reclassifications
Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This document contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements, and any discussions of periods after the quarter for which this report is filed, are also forward looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; softness in the real estate market, which can affect both collateral values and loan activity; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of Bank Mutual’s loan and investment portfolios; changes in petroleum prices; changes in real estate values; other general economic and political developments; and other factors referred to in the reports filed by the Company with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 1A of the Company’s 2006 Annual Report on Form 10-K).
Comparison of Financial Condition at September 30, 2007 and December 31, 2006
Total Assets. The Company’s total assets increased $81.6 million in the first nine months of 2007. Total assets at September 30, 2007 were $3.53 billion as compared to $3.45 billion at December 31, 2006. The increase was largely attributed to an increase in the securities portfolio.
Cash and Cash Equivalents. Cash and cash equivalents increased $28.0 million in the first nine months of 2007 primarily as a result of investing funds on a short-term basis in anticipation of funding loan originations.
Securities Available-for-Sale. Investment securities increased $46.1 million in the first nine months of 2007 primarily as a result of purchasing government agency securities.
Mortgage-related securities increased $44.5 million primarily as a result of purchases of mortgage-related securities and an increase in market values of mortgage-related securities partially offset by prepayments and repayments of the underlying mortgage loans.
Loans Held for Sale. Loans held for sale increased $1.2 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell some of our 15 year fixed rate mortgage loan originations. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those loans have characteristics which historically have indicated that they will be outstanding for a relatively short period of time. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.

Loans Receivable. Loans receivable decreased $17.6 million in the first nine months of 2007, primarily as a result of a decrease in the one-to-four family mortgage loans, construction and development mortgage loans and consumer loans partially offset by an increase in multi-family mortgage loans, commercial real estate and commercial business loans.
The mortgage loan portfolio increased $5.3 million in the first nine months of 2007 primarily as a result of an increase in the multi-family and commercial real estate portfolios. The one-to-four family mortgage loans decreased $42.1 million in the first nine months of 2007 primarily as a result of increased mortgage loan sales and decreased mortgage loan originations and purchases. We have supplemented our mortgage loan originations by purchasing mortgage loans (all are adjustable rate mortgage loans) from various Wisconsin sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desktop underwriting standards and conform to our underwriting standards.
We have $194.4 million of adjustable interest only mortgage loans in our one-to-four family mortgage loan portfolio at September 30, 2007. These mortgage loans were either originated by our bank office network or purchased from our correspondents. The interest only provision is only for the initial fixed rate period (normally three or five years) and after this initial period, principal payments begin. Underwriting standards for this type of loan are higher than for traditional amortizing mortgage loans.
Multi-family mortgage loans increased $44.7 million in the first nine months of 2007 primarily as a result of the $42.6 million multi-family loan originations and decreased prepayments. The construction and development mortgage loan portfolio decreased $9.6 million in the nine months ended September 30, 2007 primarily as the result of decreased originations and some existing construction and development loans completing their initial phase and receiving permanent financing.
The commercial real estate portfolio increased $12.4 million in the first nine months of 2007 primarily as a result of increased commercial real estate loan originations. The commercial real estate loan originations increased primarily as a result of management’s continued emphasis on this type of loans.
The consumer loan portfolio decreased $37.7 million in the first nine months of 2007, primarily as a result of decreases in the fixed home equity, automobile, home equity lines of credit and other consumer loan portfolios, partially offset by an increase in the student loan and home improvement portfolios. The home equity decreases were primarily the result of lower home equity originations. These originations were lower primarily as a result of increased interest rates offered on these products and a slow down in the housing market. In May of 2006, we discontinued indirect originations of automobile loans through Savings Financial Corporation, our 50% owned subsidiary, as a result of reduced profitability of these products; this action reduced our automobile loan portfolio.
The commercial business loan portfolio increased $2.0 million primarily as a result of increased originations and reduced payoffs of existing commercial business loans.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Originations
Mortgage loans:
One-to-four family	$51,936	$60,693	$153,620	$167,941
Multi-family	2,063	29,674	42,649	62,531
Commercial real estate	39,576	9,552	90,642	40,978

Total mortgage loans	93,575	99,919	286,911	271,450
Consumer loans	31,645	42,499	94,665	126,287
Commercial business loans	13,048	15,912	35,463	32,461

Total loan originations	138,268	158,330	417,039	430,198

Purchases:
One-to-four family mortgage loans	24,644	44,814	65,994	140,792

Total loans purchased	24,644	44,814	65,994	140,792

Total loans originated and purchased	$162,912	$203,144	$483,033	$570,990

Management will continue to emphasize multi-family and non-residential mortgage loan and commercial business loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans. Further, we cannot assure that we will be able to increase this portfolio.
Other Assets. Other assets decreased $20.2 million during the first nine months of 2007. This decrease is primarily the result of funding a mortgage-related security that, at December 31, 2006, was a commitment classified as an other asset.
Deposits. Deposits decreased $61.0 million in the first nine months of 2007 primarily as a result of management’s decision to reduce the dollar amount of short-term wholesale deposits partially offset by the growth in money market core deposits. We continue to believe competition for retail deposits has been strong which has increased the cost of those deposits more than what deposits costs would have otherwise increased in the current interest rate environment. We also believe that deposit growth or shrinkage for the balance of 2007 and future periods will depend, in significant part, on the performance of other investment alternatives.
Borrowings. Borrowings increased $207.7 million in the first nine months of 2007 at the FHLB of Chicago primarily as a result of borrowing to repurchase our stock and to purchase mortgage-related securities.
Of our borrowings, approximately $911.7 million have a final maturity after 2011; however, $856.0 million contain quarterly call options. Within the next twelve months $806.0 million of borrowings are subject to the call option by the FHLB of Chicago.

Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $28.6 million in the first nine months of 2007. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. These payments increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December of 2007 or January of the next year.
Other liabilities decreased $21.0 million primarily as a result of a commitment to purchase a $22.9 million mortgage-related security which was funded in early January of 2007.
Shareholders’ Equity. Shareholders’ equity decreased $73.1 million in the first nine months of 2007, primarily as a result of stock repurchases and cash dividends, partially offset by net income, an increase in the market values of our securities and amortization of share based stock plans.
During the third quarter of 2007, we repurchased 1,825,900 shares at an average price of $11.07 per share and 7,226,948 shares during the first nine months of 2007 at an average price of $11.51 per share. At September 30, 2007, 830,600 shares remain authorized to be repurchased under our fifth stock repurchase plan. On November 5, 2007, a sixth stock repurchase plan was authorized for 3,000,000 shares. At that time the remaining authorized shares under the fifth stock repurchase plan had been repurchased.
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
In addition, a cash dividend of $0.085 per share was paid September 4, 2007 to shareholders of record on August 16, 2007. The dividend payout ratio was 105.3% in the first nine months of 2007.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At September 30	At December 31
	2007	2006
	(Dollars in thousands)
Non-accrual mortgage loans	$11,303	$11,504
Non-accrual consumer loans	942	803
Non-accrual commercial business loans	424	1,625
Accruing loans delinquent 90 days or more	544	565

Total non-performing loans	13,213	14,497

Foreclosed properties and repossessed assets, net	2,218	1,231

Total non-performing assets	$15,431	$15,728

Non-performing loans to total loans	0.66%	0.72%

Non-performing assets to total assets	0.44%	0.46%

Additional interest income that would have been recognized if non-accrual loans had been current	$867	$652

Allowance for loan losses as a percent of non-performing assets	75.26%	79.95%

Total non-performing loans decreased as of September 30, 2007, as compared to December 31, 2006, primarily as a result of one non-performing commercial business loan being paid off in the first quarter of 2007 and the transfer of $2.0 million in loans to foreclosed properties and repossessed assets. We believe, our non-accrual mortgage loans are at a low dollar amount when compared to other financial institutions. Currently, we believe that we have an adequate reserve established.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Balance at the beginning of the period	$12,574	$12,090
Provisions (recoveries) for the period	(490)	632
Charge-offs:
Mortgage loans	—	(44)
Consumer loans	(339)	(271)
Commercial business loans	(202)	(52)

Total charge-offs	(541)	(367)
Recoveries:
Mortgage loans	—	—
Consumer loans	70	81
Commercial business loans	—	138

Total recoveries	70	219

Net recoveries (charge-offs)	(471)	(148)

Balance at the end of the period	$11,613	$12,574

Net charge-offs to average loans	(0.03)%	(0.01)%

Allowance as a percent of total loans	0.58%	0.62%

Allowance as a percent of non-performing loans	87.89%	86.74%

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
Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding the Company’s financial condition and net interest income at and for the three and nine months ended September 30, 2007 and 2006. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended September 30
	2007				2006
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,013,936		$30,972	6.15%	$2,066,614		$30,210	5.85%
Mortgage-related securities	1,131,679		13,202	4.67	1,145,523		12,754	4.45
Investment securities (2)	124,213		1,370	4.41	95,094		946	3.98
Interest-earning deposits	12,620		152	4.82	10,348		129	4.99
Federal funds	20,087		262	5.22	34,342		459	5.35

Total interest earning assets	$3,302,535		45,958	5.57	3,351,921		44,498	5.31
Noninterest-earning assets	202,565				151,096

Total average assets	$3,505,100				$3,503,017

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$194,701		234	0.48	$213,630		228	0.43
Money market accounts	279,254		2,328	3.33	255,632		1,918	3.00
Interest-bearing demand accounts	159,836		85	0.21	161,230		87	0.22
Time deposits	1,352,864		16,515	4.88	1,393,685		15,900	4.56

Total deposits	1,986,655		19,162	3.86	2,024,177		18,133	3.58
Advance payments by borrowers for taxes and insurance	26,685		8	0.12	26,951		8	0.12
Borrowings	886,731		9,750	4.40	801,666		7,450	3.72

Total Interest-bearing liabilities	2,900,071		28,920	3.99	2,852,794		25,591	3.59

Noninterest-bearing liabilities:
Noninterest-bearing deposits	91,176				94,781
Other noninterest-bearing liabilities	52,313				42,047

Total noninterest-bearing liabilities	143,489				136,828

Total liabilities	3,043,560				2,989,622
Shareholders’ equity	461,540				513,395

Total average liabilities and equity	$3,505,100				$3,503,017

Net interest income and net interest rate spread (3)			$17,038	1.58%			$18,907	1.72%

Net interest margin (4)				2.06%				2.26%

Average interest-earning assets to average interest-bearing liabilities	1.14	x			1.17	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock and mutual funds are included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Nine Months Ended September 30
	2007				2006
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,017,353		$91,261	6.03%	$2,036,055		$87,723	5.74%
Mortgage-related securities	1,136,312		39,315	4.61	1,148,846		37,790	4.39
Investment securities (2)	110,003		3,535	4.28	104,310		2,802	3.58
Interest-earning deposits	9,295		336	4.82	11,311		362	4.27
Federal funds	41,434		1,642	5.28	29,199		1,077	4.92

Total interest earning assets	3,314,397		136,089	5.47	3,329,721		129,754	5.19
Noninterest-earning assets	195,584				146,415

Total average assets	$3,509,981				$3,476,136

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$196,706		694	0.47	$218,438		694	0.42
Money market accounts	264,529		6,259	3.15	259,848		5,696	2.92
Interest-bearing demand accounts	161,534		255	0.21	163,170		258	0.21
Time deposits	1,388,779		49,725	4.77	1,351,985		43,239	4.26

Total deposits	2,011,548		56,933	3.77	1,993,441		49,887	3.35
Advance payments by borrowers for taxes and insurance	17,112		15	0.12	17,301		16	0.12
Borrowings	854,407		27,784	4.34	808,735		22,023	3.63

Total Interest-bearing liabilities	2,883,067		84,732	3.92	2,819,477		71,926	3.40

Noninterest-bearing liabilities:
Noninterest-bearing deposits	93,025				97,464
Other noninterest-bearing liabilities	44,641				29,626

Total noninterest-bearing liabilities	137,666				127,090

Total liabilities	3,020,733				2,946,567
Shareholders’ equity	489,248				529,569

Total average liabilities and equity	$3,509,981				$3,476,136

Net interest income and net interest rate spread (3)			$51,357	1.55%			$57,828	1.79%

Net interest margin (4)				2.07%				2.32%

Average interest-earning assets to average interest-bearing liabilities	1.15	x			1.18	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	Federal Home Loan Bank stock and mutual funds are included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

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

	Nine Months Ended
	September 30, 2007 Compared to September 30, 2006
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(855)	$4,393	$3,538
Mortgage-related securities	(354)	1,879	1,525
Investment securities	160	573	733
Interest-earning deposits	(70)	44	(26)
Federal funds	479	86	565

Total	(640)	6,975	6,335

Interest-bearing liabilities:
Savings deposits	(78)	78	—
Money market deposits	104	459	563
Interest-bearing demand deposits	(3)	—	(3)
Time deposits	1,202	5,284	6,486

Total deposits	1,225	5,821	7,046
Advance payments by borrowers for taxes and insurance	(1)	—	(1)
Borrowings	1,297	4,464	5,761

Total	2,521	10,285	12,806

Net change in net interest income	$(3,161)	$(3,310)	$(6,471)

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006
General. Net income was $3.7 million for the third quarter of 2007 as compared to $5.1 million for the third quarter of 2006 and $13.0 million for the nine months ended September 30, 2007 as compared to $16.0 million for the nine months ended September 30, 2006. The decrease in the third quarter was primarily the result of the net interest margin compression and an increase in the provisions for loan losses. The earnings decrease for the first nine months of 2007 was primarily the result of net interest margin compression, partially offset by the gain on the sale of undeveloped land and a recovery of previous provisions for loan losses.
Total Interest Income. Total interest income increased $1.5 million, or 3.3%, to $46.0 million in the third quarter of 2007 as compared to $44.5 million for the same period in 2006 and increased $6.3 million, or 4.9%, to $136.1 million for the nine months ended September 30, 2007 as compared to $129.8 million for the same period in 2006. The increased total interest income for the third quarter of 2007 was primarily the result of the increased yields on the loan, mortgage-related and investment securities portfolio and the increased dollar amount of reinvestment securities outstanding. The increased total interest income for the first nine months of 2007 was primarily the result of increased yields on the loan, mortgage-related and investment securities portfolios and the increased dollar amount of investment securities and federal funds outstanding.
Interest income on loans increased $762,000, or 2.5%, to $31.0 million in the third quarter of 2007 as compared to $30.2 million for the third quarter of 2006 and increased $3.5 million, or 4.0%, to $91.3 million in the first nine months of 2007 as compared to $87.7 million for the same period in 2006. The increase for both periods was the result of increased yields on the loan portfolio.
Total loan originations and purchases in the third quarter of 2007 were $162.9 million as compared to $203.1 million in the same quarter of 2006 and $483.0 million in the first nine months of 2007 as compared to $571.0 million in the first nine months of 2006. These decreases were primarily the result of reduced correspondent mortgage loan purchases and reduced consumer loan originations. Since we had other more profitable alternatives (securities and internal loan originations), we decreased the dollar amount of correspondent loan purchases. Consumer loan originations decreased as the result of increased interest rates offered on these loans, which decreased consumer demand for consumer loans.
Interest income on investments increased $424,000 in the third quarter of 2007 and $733,000 in the first nine months of 2007 as a result of the increased yields on the portfolio and, an increase in the average dollar amount outstanding in the investment securities portfolio. Interest income on investments included dividends from the Federal Home Loan Bank of Chicago of $322,000 in the third quarter and $977,000 in the first nine months of 2007. The FHLB of Chicago has recently announced that it will not pay dividends in the fourth quarter.
Interest income on mortgage-related securities increased $448,000 in the third quarter of 2007 and $1.5 million in the first nine months of 2007. The increase for both periods in 2007 was the result of an increase in the yields on the portfolio partially offset by a decrease in the average mortgage-related securities dollar amount outstanding.
Interest income on interest-earning deposits (which includes federal funds) decreased $174,000 for the third quarter of 2007 and increased $539,000 for the nine months ended September 30, 2007. The decrease in the third quarter of 2007 was the result of decreased average dollar amount and yields on interest-bearing deposits outstanding. The increase for the first mine months of 2007 was the result of increased average dollars outstanding and increased yield on those deposits. Short-term deposits were used to invest excess cash in anticipation of funding loan originations and/or to fund a decrease in wholesale deposits.

Total Interest Expense. Total interest expense increased $3.3 million, or 13.0%, to $28.9 million in the third quarter of 2007 and $12.8 million, or 17.8%, to $84.7 million in the first nine months of 2007 as compared to the same periods in 2006. The increase in the third quarter of 2007 was the result of increased cost of deposits and borrowings and increased average borrowings outstanding partially offset by a decrease in the average deposits outstanding. The increase for the nine months ended September 30, 2007 was the result of increased average deposits and borrowings outstanding and increased cost of deposits and borrowings.
Interest expense on deposits increased $1.0 million, or 5.7%, in the third quarter of 2007 and $7.0 million, or 14.1%, in the first nine months of 2007 as a result of increased cost of deposits and for the nine months ended September 30, 2007, an increase in the average deposits outstanding. As market rates increased and deposit interest rates offered by competitors increased, it was necessary to increase the interest rates we offered to retain existing deposits and attract new deposits. In addition, as deposit offering interest rates increase, deposits that were at lower interest rates moved, and will continue to move, to higher interest rate time deposits.
Interest expense on borrowings increased $2.3 million, or 30.9%, in the third quarter of 2007 and $5.8 million, or 26.2%, in the first nine months of 2006 as compared to the same period in 2006. The increase was the result of increased borrowings outstanding and an increase in the cost of borrowings.
Net Interest Income. Net interest income decreased $1.9 million, or 9.9%, in the third quarter of 2007 and $6.5 million, or 11.2%, in the first nine months of 2007 compared to the same periods in 2006. The primary reason for the decrease was the result of the increased cost of deposits and borrowings and for the nine months ended September 30, 2007, an increase in the average dollar amount of deposits and borrowings partially offset by an increase in the yield on the loan and mortgage-related securities portfolio.
The net interest margin for the third quarter of 2007 was 2.06% as compared to 2.26% for the same period in 2006 and 2.07% for the first nine months of 2007 as compared to 2.32% for the first nine months of 2006.
The decrease in net interest margin for both periods was primarily the result of maturing deposits being repriced at a higher cost (in which deposits repriced more quickly than loans) and the effects of our stock repurchase program. The funds used to repurchase stock resulted in a change from zero cost capital to increased interest-bearing borrowings and/or reduced interest-earning assets.
The current market interest rate environment places ongoing pressure on our net interest rate margin. Specifically, the flattened or inverted yield curve, reduces our ability to price our loan offerings at interest rates that would allow us to increase the yield on our loan portfolio faster than the increase in our cost of funds. In addition, increased competition for deposits and the increased cost of borrowings to fund our stock repurchases have also put pressure on our net interest margin
Provision for Loan Losses. We provided $388,000 for loan losses in the third quarter of 2007 and for the first nine months of 2007, had a net recovery of $490,000 of previous provisions for loan losses. The net recovery was the result of one non-performing commercial business loan of $1.3 million being paid in full in March 2007. A related loan loss provision of $1.3 million was previously allocated to this non-performing commercial business loan of which we recovered $929,000. The difference of approximately $420,000 was allocated for other probable loan losses within our loan portfolio. The total allowance for loan losses at September 30, 2007 was $11.6 million, or 87.9%, of total non-performing loans as compared to $12.6 million, or 86.7%, of non-performing loans at December 31, 2006. The loan loss allowance was 0.58% of total loans at September 30, 2007 as compared to 0.62% of total loans at December 31, 2006.
Noninterest Income. Total noninterest income increased $374,000 in the third quarter of 2007 and increased $3.5 million in the first nine months of 2007 as compared to the same period in 2006. The increase for the third quarter of 2007 was primarily the result of an increase in income from bank owned life insurance and for the nine months ended September 30, 2007, the increase was primarily from a gain on the sale of undeveloped land through our real estate investment partnership and an increase in income from bank owned life insurance.
Service charges on deposits were approximately equal in the third quarter of 2007 to those in the third quarter of 2006 and increased $509,000 in the first nine months of 2007 as compared to the same periods in 2006 as a result of an increase in the number of checking account overdrafts, an increase in our overdraft fee and a change in our overdraft policy for transactions at ATMs and point of sale purchases partially offset by reduced charges on deposits that dropped below minimum balances.
Brokerage and insurance commissions decreased slightly in the third quarter of 2007 and increased $156,000 in the first nine months of 2007 as compared to same periods in 2006. The slight decrease in brokerage and insurance commissions in the third quarter of 2007 was primarily the result of reduced commissions on annuity sales. As the Federal Open Market Committee reduced short-term interest rates in an effort to stimulate the economy, annuity providers reduced the interest rates offered on their annuity products, thereby reducing consumer demand for the product. The increase for the first nine months of 2007 was the result of increased annuity and security sales. Also, in the first quarter of 2007, we made arrangements to offer personal investment advisory services to our customers through our wholly-owned subsidiary BancMutual Financial. We are in the process of implementing this product and anticipate that this product will not add to our non-interest income in 2007.
Loan related fees and servicing income decreased $56,000 in the third quarter of 2007 and increased slightly in the first nine months of 2007 primarily as a result of increased amortization of originated mortgage servicing rights on mortgage loans that are sold and decreased fees collected on consumer loans. As market interest rates decreased, the average lives of mortgage loans tend to decrease, thereby increasing the amortization of mortgage servicing rights. The reduced fees on consumer loans are the result of reduced consumer loan originations.
Gains on sales of investments decreased $694,000 in the first nine months of 2007 as compared to the same period in 2006 as a result of a gain on the sales of equity investments in the first quarter of 2006 with no comparable sales of investments in 2007.
Gains on the sales of loans decreased slightly in the third quarter of 2007 and increased $249,000 in the first nine months of 2007 as compared to the same periods in 2006. The third quarter of 2007 gain on the sale of loans was reduced primarily from the decreased accounting gain on originated mortgage servicing rights. The gains on originated mortgage servicing rights are impacted by the average life a mortgage loan is outstanding. As average lives decrease (usually from decreasing market interest rates on loans) the accounting gain on the sale of the loan is decreased The increased gains on the sales of loans for the nine months ended September 30, 2007 was primarily the result of increased fixed rate mortgage loan originations and subsequent sale of those loans. We sell some of our 15 year fixed rate mortgage loans to the secondary market. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed rate mortgage loans as those certain loans have characteristics which historically have indicated that these loans will be outstanding for a relatively short period. Most of the other 20 and 30 year fixed rate mortgage loan originations that do not have these characteristics are sold.
Real estate partnership income of $1.4 million in the first nine months of 2007 was the result of a sale by Arrowood Development, our 50% owned land development company, of approximately 30 acres of its total 318 acres of undeveloped land. We do not anticipate continued development or lot sales in 2007 due to a slow down in the housing market.
Other noninterest income increased $436,000 in the third quarter of 2007 and $1.8 million in the first nine months of 2007 primarily as a result of increased income from bank owned life insurance (we purchased an additional $25.0 million of bank owned life insurance late in 2006), gains on the sale of real estate owned, fees on debit card usage, fees from our agent check program and other noninterest income items
Noninterest Expense. Total noninterest expense increased $578,000 in the third quarter of 2007 and increased $2.3 million in the first nine months of 2007 as compared to the same period in 2006. The increase for the third quarter of 2007 was primarily the result of increased compensation and related expenses, occupancy expense and other expenses. For the nine months ended September 30, 2007, the increase was the result of the above reasons and the cost of land sales by Arrowood Development.
Compensation, payroll taxes, and other employee benefits increased $271,000 in the third quarter of 2007 and $725,000 in the first nine months of 2007 as compared to the same periods in 2006 was primarily as a result of normal salary increases, additional personnel to staff new offices, and increased health care insurance costs.
Occupancy and equipment expense increased $86,000 in the third quarter of 2007 and $598,000 in the first nine months of 2007 primarily as the result of the addition of new offices, increased rent on a remodeled existing office, office repairs and maintenance, increased utility costs and increased data processing costs.
Real estate investment partnership cost of sales of $645,000 in the first nine months of 2007, relates to the sale of approximately 30 acres of undeveloped land by Arrowood Development, described above.
Other expenses increased $221,000 in the third quarter of 2007 and $319,000 in the first nine months of 2007. The increases for both periods in 2007 were primarily as a result of increased debit card fees, legal fees, and marketing expenses partially offset by decreased costs associated with servicing the indirect automobile loan portfolio and reduced courier expense.
Minority Interest in Income of Real Estate Operations. The $391,000 in the nine months ended September 30, 2007 represents our 50% partner’s interest in the net profit from the sale of approximately 30 acres of undeveloped land by Arrowwood Development, as described above.
Income Taxes. The effective tax rate for the third quarter of 2007 was 34.1% as compared to 35.5% for the third quarter of 2006 and 34.1% for the nine months ended September 30, 2007 as compared to 35.3% for the same period in 2006. The decrease was primarily the result of investing an additional $25.0 million in banked owned life insurance in late 2006.
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
Net Income. As a result of the foregoing factors, net income for the three months ended September 30, 2007 was $3.7 million, a 27.2% decrease from the comparable period in 2006 and for the nine months ended September 30, 2007 was $13.0 million, a 18.3% decrease when compared to the nine months ended September 30, 2006. Diluted earnings per share decreased 22.2% in the third quarter of 2007 as compared to 2006 and 11.5% in the first nine months of 2007 as compared to the same period in 2006. Earnings per share decreased at a slower rate than net income due to the effects of the Company’s stock repurchases which substantially reduced the average number of shares outstanding for the third quarter and the first nine months of 2007.
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
Outlook

(The following are forward looking statements; see “Cautionary Statements Regarding Forward Looking Information” above.)
Bank Mutual Corporation’s management has identified a number of factors, which may affect the Company’s operations and results during the balance of 2007. They are as follows:
•	There may be an environment of continued economic slow down. If that is the case, there are a number of effects that Bank Mutual, like other financial institutions, would likely experience.
•	Loan originations could continue to decrease, along with related interest and fee income.

•	A slow down in the appreciation of the value of real estate, or even a decrease in value, may occur. Reduced property prices could negatively affect the volume of home sales, which in turn could affect mortgage loan originations and prepayments.

•	A continuation of stabilized or soft real estate values could also affect the value of the collateral securing our mortgage loans. A decrease in value could in turn lead to increased losses on loans in the event of foreclosures, which would affect our provisions for loan losses and profitability.

•	If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily mortgage-related securities, earn less income than real estate loans.
•	Bank Mutual will continue to further emphasize commercial real estate and commercial business loans, all of which can present a higher risk than residential mortgages. Adding personnel to continue this emphasis will increase our costs. Market conditions and other factors may continue to affect our ability to increase our loan portfolio with these types of loans.
•	We opened two new full service offices in first nine months of 2007. The addition of new offices increases our occupancy and related personnel costs going forward.
•	Like many Wisconsin financial institutions, Bank Mutual has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state investment subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on our earnings. Although we believe we have reported income and paid Wisconsin taxes in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, our position may not prevail in court or other actions may occur which give rise to liabilities. We also may incur further costs in the future to address and defend these issues.
•	On October 10, 2007 the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) reported it had entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board (“Finance Board”). Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Bank has received approval of the Director of the Office of Supervision of the Finance Board (“OS Director”). The order provides that the OS Director may approve a written request by the Bank for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations. The order also provides that dividend declarations are subject to the prior written approval of the OS Director and that the Bank must submit a Capital Structure Plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act and Finance Board regulations. On October 30, 2007, the FHLB of Chicago announced that it would not pay a dividend in the fourth quarter of 2007. Bank Mutual has $46.1 million of FHLB of Chicago stock on which it received $322,000 of dividends in the third quarter of 2007 and $997,000 for the nine months ended September 30, 2007. Failure of the FHLB of Chicago to pay dividends would reduce our income accordingly in future periods.
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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first nine months of 2007, mortgage-related securities prepayments increased because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Cash and cash equivalents increased $28.0 million during the first nine months of 2007. Investing activities used $66.3 million of cash, primarily as a result of purchases of investment and mortgage-related securities partially offset by a decrease in loans receivable. Cash provided by financing activities of $75.7 million resulted primarily from an increase in long-term borrowings partially offset by a decrease in deposits, repayments of long and short-term borrowings, the purchase of treasury stock and payments of cash dividends on our stock. Net cash provided by operating activities of $18.6 million consisted primarily of proceeds from loan sales, net income, amortization of cost of stock benefit plans and a decrease in other assets partially offset by the loans originated for sale and a decrease in other liabilities.
At September 30, 2007, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.00%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.00%. At September 30, 2007, the Bank had a total risk-based capital ratio of 20.0% and a leverage ratio of 9.4%. See Notes to Unaudited Consolidated Financial Statements – “Note 8 — Shareholders’ Equity.”
From time to time, the Company repurchases shares of common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. Management believes that, at the price offered, the repurchases of shares were appropriate in view of the Company’s very strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. In the third quarter of 2007, the Company repurchased 1,825,900 at an average price of $11.07 per share and for the nine months ended September 30, 2007, 7,226,948 shares were purchased at an average price of $11.51 per share. At September 30, 2007, 830,600 shares remain available for repurchase under the fifth stock repurchase program that was adopted in May 2007 to authorize 3.0 million shares to be repurchased. On November 5, 2007, a sixth repurchase plan was authorized for 3,000,000 shares. At that time, the remaining authorized shares under the fifth stock repurchase plan had been repurchased.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of September 30, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$714,890	$—	$—	$—	$714,890
Certificates of deposits	1,186,860	179,845	16,065	—	1,382,770
Borrowed funds (a)	1,025	—	—	911,661	912,686
Operating leases	1,083	1,575	886	1,388	4,932
Purchase obligations	2,160	3,420	—	—	5,580
Non-qualified retirement plans and deferred compensation plans	1,009	2,033	2,536	8,883	14,461

(a)	Excludes interest to be paid in the periods indicated.
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
The Company also has obligations under its deferred retirement plan for executives and directors as described in Note 10 to the unaudited consolidated financial statements.
The following table details the amounts and expected maturities of significant commitments as of September 30, 2007.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$13,074	$—	$—	$—	$13,074
Residential real estate	41,222	—	—	—	41,222
Revolving home equity and credit card lines	155,181	—	—	—	155,181
Standby letters of credit	85	—	—	60	145
Commercial lines of credit	25,236	—	—	—	25,236
Undisbursed commercial loans	7,610	—	—	—	7,610
Net commitments to sell mortgage loans	7,759	—	—	—	7,759
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
At September 30, 2007, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $135.9 million. For additional information, see “Comparisons of Financial Condition at September 30, 2007 and December 31, 2006 – Borrowings.” This represents a negative cumulative one-year interest rate sensitivity gap of 3.9%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 91.3%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
i)	Investment securities — based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities — based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans — based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments. Does not include non-accrual loans.

iv)	Deposits — based upon contractual maturities and historical decay rates.

v)	Borrowings — based upon final maturity. Although $856.0 million of borrowings due over five years contain a call option, at current interest rates we believe they will not be called.

	At September 30, 2007
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$42,322	$112,957	$225,037	$93,138	$112,116	$585,570
Adjustable	174,163	377,008	350,435	73,932	371	975,909
Consumer loans	71,454	86,841	136,581	52,749	45,286	392,911
Commercial business loans	21,178	26,901	5,508	23	—	53,610
Interest-earning deposits	40,733	—	—	—	—	40,733
Investment securities	49,218	32,000	14,269	—	—	95,487
Mortgage-related securities:
Fixed	61,620	171,792	313,678	169,319	299,703	1,016,112
Adjustable	109,568	—	—	—	—	109,568
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	616,348	807,499	1,045,508	389,161	457,476	3,315,992

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	2,926	8,246	18,546	14,431	50,622	94,771

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	4,874	13,739	30,902	24,045	84,295	157,855
Savings accounts	7,265	20,001	42,423	30,553	90,161	190,403
Money market accounts	271,510	—	—	—	—	271,510
Time deposits	318,630	879,808	155,206	15,911	—	1,369,555
Advance payments by borrowers for taxes and insurance	30,775	—	—	—	—	30,775
Borrowings — See comments above	227	1,748	2,093	102,317	806,301	912,686

Total interest-bearing and noninterest-bearing liabilities	636,207	923,542	249,170	187,257	1,031,379	3,027,555

Interest rate sensitivity gap	$(19,859)	$(116,043)	$796,338	$201,904	$(573,903)	$288,437

Cumulative interest rate sensitivity gap	$(19,859)	$(135,902)	$660,436	$862,340	$288,437

Cumulative interest rate sensitivity gap as a percentage of total assets	(0.56)%	(3.85)%	18.70%	24.41%	8.17%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	96.88%	91.29%	136.51%	143.20%	109.53%

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2007. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)			(Dollars in thousands)
+300	$299,820	$(190,766)	(38.9)%	9.20%	(34.0)%
+200	375,761	(114,825)	(23.4)	11.23	(19.5)
+100	445,660	(44,926)	(9.2)	12.98	(7.0)
0	490,586	—	0.0	13.95	0.0
-100	463,646	(26,940)	(5.5)	12.94	(7.2)
-200	402,401	(88,185)	(18.0)	11.10	(20.4)
-300	325,585	(165,001)	(33.6)	8.89	(36.3)
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of shares by the Company during the third quarter of 2007.

			Total
			number
			of shares	Maximum
			purchased as	number of
			part of	shares that
			publicly	may yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs
July 1 – July 31, 2007	1,206,700	$11.12	1,206,700	1,449,800
August 1 – August 31, 2007	516,200	10.83	516,200	933,600
September 1 – September 30, 2007	103,000	11.65	103,000	830,600

Total	1,825,900	$11.07

In May 7, 2007, a fifth stock repurchase plan was authorized which allowed for 3.0 million shares to be repurchased; the remaining shares authorized by this program were repurchased by November 5, 2007. On November 5, 2007, a sixth stock repurchase plan for 3.0 million shares was authorized.
Item 6. Exhibits
(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: November 5, 2007

/s/Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: November 5, 2007

/s/Rick B. Colberg
Rick B. Colberg
Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended September 30, 2007

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