Form 10-K
period 2007-12-31
BANK MUTUAL CORP
filed 2008-03-07
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number: 000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4949 West Brown Deer Road, Milwaukee, WI	53223

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:(414) 354-1500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC

(Title of each class)	(Name of each exchange on which registered)
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
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).
Yes ☐      No ☑
As of February 29, 2008, 48,605,080 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $11.53 last sale price quotation on The NASDAQ Global Select MarketSM on June 29, 2007, the last trading of our second fiscal quarter) held by non-affiliates (excluding shares reported as beneficially owned by directors and executive officers and unallocated shares of the Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $583.2 million.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated

Current Report on Form 8-K dated August 24, 2007	Item 9

Proxy Statement for Annual Meeting of Shareholders on May 6, 2008	Part III

BANK MUTUAL CORPORATION
FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2007

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
The Bank is a community-oriented financial institution, which emphasizes traditional financial services to individuals and businesses within our market areas. Our principal business is originating mortgage loans, consumer loans, commercial real estate loans, and commercial business loans and attracting retail deposits from the general public. We also invest in various mortgage-related securities and investment securities. The principal lending is on one- to four-family, owner-occupied homes, home equity loans and lines of credit, automobile loans, multi-family and commercial real estate loans, and commercial business loans.
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
The Company maintains a website at bankmutualcorp.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access those reports by following the links under “Financial and SEC Reports” at the Company’s website at www.bankmutualcorp.com.
Cautionary Factors
This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Bank’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Bank’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of the deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; changes in tax rates, deductions and/or policies; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also the factors regarding future operations discussed in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and those under “Risk Factors” in Item 1A.
Market Area
At February 29, 2008, the Bank had 77 banking offices located in 31 counties in Wisconsin, in addition to a Minnesota bank office. At June 30, 2007, the Bank had approximately a 1.97% share of all Wisconsin bank, savings bank, and savings association deposits. Counties in which the Bank operates include 75% of the population of the state. The Bank is the fifth largest financial institution holding company headquartered in the state of Wisconsin, based on asset size.
The largest concentration of our offices is in the Milwaukee Metropolitan Statistical Area (“MSA”), the Racine MSA and the Kenosha and Lake County, Illinois MSA. There are currently 25 offices. Two new offices are scheduled to open in the second quarter of 2008 in the Milwaukee suburbs of Franklin and Greenfield. These MSA’s contain the largest population and commercial base in Wisconsin, representing approximately 34% of Wisconsin’s population. The Milwaukee area has traditionally had an extensive manufacturing economic base, which is diversifying into service and technology based businesses.
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
We also have 19 offices in the northwestern part of the state. This part of the state has medium sized to smaller cities and towns. Industry includes medium sized and small business, with a significant agricultural component. The counties in which the northwest region offices are located hold approximately 8% of the state’s population. In addition, we have one office in Woodbury, Minnesota which is located near the Wisconsin state border on the eastern edge of the Minneapolis-St. Paul metropolitan area.
Competition
We face significant competition in making loans and attracting deposits. Wisconsin has many banks, savings banks, and savings and loan associations, which offer the same types of banking products as the Company. Wisconsin also has an extensive tax-exempt credit union industry, whose expanded powers have resulted in increased competition to financial institutions.
Many of our competitors have greater resources and similarly, offer services that we currently do not provide. For example, the Bank does not provide trust services. However, the Bank’s subsidiary, BancMutual Financial & Insurance Services, Inc. offers mutual funds and engages in the sale of tax deferred annuities, credit life and disability insurance, property and casualty insurance, brokerage services and in 2007, we have added investment advisory services. In addition, the banking business in the Milwaukee area, our largest market, tends to be dominated by the two largest commercial banks in the state, which together held 49.17% of the Milwaukee area’s deposits at June 30, 2007.
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
At December 31, 2007, our total loans receivable was $2.1 billion, of which $1.6 billion, or 79.1.%, consisted of one-to four- family ($1.1 billion or 51.1%) and other mortgage loans ($579.6 million or 28.0%). The remainder of our loans at December 31, 2007, amounting to $433.3 million, or 20.9% of total loans, consisted of consumer loans ($379.6 million or 18.3%) and commercial business loans ($53.8 million or 2.6%).
We originate adjustable rate mortgage (“ARM”) loans primarily for our own portfolio. We also originate fixed rate mortgage loans with terms of 10 to 30 years. Most of the 20 year and longer fixed rate mortgage loans are immediately sold into the secondary market. However, beginning in the second quarter of 2006, we began to retain certain 20 and 30 year fixed interest rate loans because those loans had characteristics which historically have indicated that they will be outstanding for a relatively short period of time. At times, we may also sell 15 year fixed rate mortgage loans depending on the percentage of fixed interest rate loans in our portfolio and our tolerance for fixed interest rates in view of the interest rate environment we are anticipating. We sold approximately $6.8 million of our 15 year fixed rate mortgage loan originations in 2007.
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

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		Of		Of		Of		Of		Of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,059,307	51.12%	$1,123,905	53.03%	$1,048,881	50.94%	$903,498	46.34%	$793,247	44.69%
Multi-family	206,640	9.97	157,768	7.44	155,908	7.57	161,641	8.29	124,494	7.01
Commercial real estate	202,528	9.77	167,089	7.88	175,090	8.50	195,708	10.04	209,293	11.79
Construction and development	170,401	8.22	187,323	8.84	155,205	7.54	141,394	7.25	122,436	6.90

Total mortgage loans	1,638,876	79.08	1,636,085	77.19	1,535,084	74.55	1,402,241	71.92	1,249,470	70.39

Consumer loans:
Fixed-term equity	199,161	9.62	227,811	10.75	246,460	11.97	266,635	13.67	252,550	14.22
Home equity lines of credit	90,631	4.37	91,730	4.33	88,266	4.29	88,444	4.54	78,567	4.43
Student	21,845	1.05	20,404	0.96	19,821	0.96	20,519	1.05	20,546	1.16
Home improvement	33,604	1.62	33,287	1.57	30,067	1.46	24,293	1.25	12,605	0.71
Automobile	24,878	1.20	46,752	2.21	69,237	3.36	61,469	3.15	67,630	3.81
Other	9,439	0.46	11,262	0.53	12,944	0.63	15,911	0.82	18,623	1.05

Total consumer loans	379,558	18.32	431,246	20.35	466,795	22.67	477,271	24.48	450,521	25.38

Commercial business loans	53,784	2.60	52,056	2.46	57,247	2.78	70,170	3.60	75,022	4.23

Total loans receivable	2,072,218	100.00%	2,119,387	100.00%	2,059,126	100.00%	1,949,682	100.00%	1,775,013	100.00%

Less:
Undisbursed loan proceeds	68,457		85,897		60,014		60,653		47,743
Allowance for loan losses	11,774		12,574		12,090		13,923		13,771
Deferred fees and discounts	(2,569)		(3,409)		(3,470)		(779)		1,221

Total loans receivable, net	$1,994,556		$2,024,325		$1,990,492		$1,875,885		$1,712,278

At December 31, 2007, our one- to four-family, multi-family and single-family second mortgage loans were pledged as collateral under a blanket pledge to the Federal Home Loan Bank (“FHLB”) of Chicago. As of December 31, 2007, there were no other significant concentrations of loans such as loans to a number of borrowers engaged in similar activities. The Company’s mortgage loans, fixed equity, home equity lines of credit and home improvement loans are primarily secured by properties housing one- to four-families which are generally located in our local lending areas in Wisconsin.

Loan Maturity. The following table presents the contractual maturity of our loans at December 31, 2007. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2007
	Mortgage	Consumer	Commercial
	Loans	Loans	Business Loans	Total
	(In thousands)
Amounts Due:
Within one year	$97,059	$27,317	$20,588	$144,964
After one year One to two years	91,129	13,723	7,276	112,128
Two to three years	94,751	10,113	10,829	115,693
Three to five years	43,237	40,009	9,937	93,183
Five to ten years	189,829	190,487	2,439	382,755
Ten to twenty years	353,582	95,556	2,715	451,853
Over twenty years	769,289	2,353	—	771,642

Total due after one year	1,541,817	352,241	33,196	1,927,254

Total loans receivable	$1,638,876	$379,558	$53,784	2,072,218

Less:
Undisbursed loan proceeds				68,457
Allowance for loan losses				11,774
Deferred loan fees				(2,569)

Net loans receivable				$1,994,556

The following table presents, as of December 31, 2007, the dollar amount of all loans due after December 31, 2008 and whether these loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans	$570,757	$971,060	$1,541,817
Consumer loans	303,779	48,462	352,241
Commercial business loans	25,084	8,112	33,196

Total loans due after one year	$899,620	$1,027,634	$1,927,254

The following table presents a summary of our lending activity.

	For the year ended December 31,
	2007	2006	2005
	(In thousands)
Balance outstanding at beginning of period	$2,123,184	$2,061,438	$1,954,669
Originations:
Mortgage loans	396,227	347,296	388,106
Consumer loans	119,319	158,690	211,629
Commercial business loans	45,862	42,888	43,517

	561,408	548,874	643,252

Purchases:
One-to four-family mortgage loans	76,619	157,399	258,707

Less:
Principal payments and repayments:
Mortgage loans	359,323	311,267	372,409
Consumer loans	171,007	194,239	222,105
Commercial business loans	44,134	48,079	56,415

Total principal payments	574,464	553,585	650,929

Transfers to foreclosed properties, real estate owned and repossessed assets	3,724	1,429	538

Loan sales:
Mortgage loans	102,853	89,513	143,698
Commercial loans	—	—	25

Total loan sales	102,853	89,513	143,723

Total loans receivable and loans held for sale	$2,080,170	$2,123,184	$2,061,438

Residential Mortgage Lending. The largest volume of our lending activity has been the origination and purchase of first mortgage loans secured by one- to four-family properties within our primary lending area. Most of these loans are owner-occupied; however, we do originate first mortgage loans on second homes, seasonal homes, and investment properties. In addition to our loan originations, we have purchased one- to four-family first mortgage loans of $76.6 million in 2007, $157.4 million in 2006, and $258.7 million in 2005. We review most purchased loans for compliance with our underwriting standards and generally only invest in loans which are located in the midwestern United States. A selected number of mortgage loan sellers have delegated loan approval authority as long as Federal National Mortgage Association (“Fannie Mae”) Desktop Underwriting is utilized. Where the underwriting has been delegated, 20% of mortgage loans purchased from the selected sellers are reviewed for compliance with our underwriting standards.
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
We also originate “jumbo single family mortgage loans” in excess of the Fannie Mae maximum loan amount, which was $417,000 for single family homes in 2007. Fannie Mae has higher limits for two-, three- and four-family homes. Beginning in 2006, we began to retain certain fixed rate jumbo mortgage loans in our portfolio. ARM jumbo mortgage loans are underwritten in accordance with our underwriting guidelines and are retained in our loan portfolio.
Mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups, other referral sources, and residents of the local communities located in our primary market area through our loan origination staff. We also advertise our mortgage loan products through local newspapers, periodicals, radio, internal customer communications and our website.
In addition to offering loans that conform to underwriting standards that are based on standards specified by Fannie Mae (“conforming loans”), we also originate a limited amount of non-conforming loans, due to size or underwriting considerations, for our own portfolio or for sale. Loans may be fixed rate one- to four-family mortgage loans or adjustable rate one- to four-family mortgage loans with maturities of up to 30 years. The average size of our one- to four-family mortgage loans originated in 2007 was $155,436, and in 2006 and 2005 was approximately $147,232 and $143,578, respectively. We are an approved seller/servicer for Fannie Mae, Freddie Mac and the FHLB of Chicago’s Mortgage Partnership Finance Program. The focus of our residential mortgage loan portfolio is the origination of 30 year ARM loans with interest rates adjustable in one, two, three, or five years. ARM loans typically are adjusted by a maximum of 200 basis points per adjustment period. The adjustments are usually annual, after the initial interest rate lock period. We originate ARM loans with two types of caps, a lifetime interest rate cap of 12.9% and a lifetime cap of 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. We do not offer ARM loans with negative amortization. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and our yield requirements. We currently utilize the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant treasury maturity index”) as the index to determine the interest rate payable upon the adjustment date of our ARM loans. Some of the ARM loans are granted with conversion options that provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term (normally in the first five years) of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing us to sell the loan into the secondary market upon conversion. In addition, some of the ARM loans are granted on an interest only basis whereby the borrower pays interest-only during the initial one, two, three, or five years interest rate lock period. Upon the first interest rate adjustment, amortization begins for the remaining 29, 28, 27, or 25 year term. At December 31, 2007, 18.1% of our single family mortgage loan portfolio was interest only mortgage loans.
ARM loans may pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for payment default. At the same time, the marketability and/or value of the underlying property may be adversely affected by higher interest rates.
The volume and types of ARM loans we originate have been affected by the level of market interest rates, competition, consumer preferences and the availability of funds. Although we will continue to offer ARM loans, we cannot guarantee that we will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to our total loans.
In addition to conventional fixed rate and ARM loans, we are authorized to originate mortgages utilizing various government programs, primarily the Guaranteed Rural Housing Program. We also participate in two state-sponsored mortgage programs operated by Wisconsin Housing and Economic Development Authority (“WHEDA”) and Wisconsin Department of Veterans Affairs (“WDVA”). We originate these state-sponsored loans as an agent and assign them to the agency immediately after closing. Servicing is retained by us on both WHEDA and WDVA loans.
Most residential mortgage loans are processed under the Fannie Mae alternative documentation programs. For reduced documentation loans, we require applicants to complete a Fannie Mae loan application and request income, asset and debt information from the borrower. In addition to obtaining outside vendor credit reports on all borrowers, we also look at other information to ascertain the creditworthiness of the borrower. In most instances, we utilize Fannie Mae’s Desktop Underwriter automated underwriting process to further reduce the necessary documentation. For example, a telephone verification of employment may be used instead of written verification of employment. Loans that are processed with reduced documentation conform to secondary market standards and generally may be sold on the secondary market.
Alternative documentation should not be confused with no documentation loans (“no doc”). No doc loans, as the name implies, do not require verification of employment, instead stated income is used. We do not offer no doc loans, nor do we originate or purchase subprime loans.
Normally, an appraisal of the real estate to secure the loan is required, which must be performed by a certified appraiser approved by the board of directors. We utilized a streamline process on certain existing mortgage loans which will be refinanced prior to 2008. On such loans we do not require an appraisal and in essence the only items that are modified are the rate and term. A title insurance policy is required on all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest (except for the interest only ARM mortgage loans) as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers also generally are required to escrow in advance for real estate taxes. If a borrower with a loan having a lower loan-to-value ratio wants to handle their taxes and insurance themselves, an escrow waiver fee is charged. We make disbursements for these items from the escrow account as the obligations become due.
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
Our originations of residential mortgage loans amounted to $235.4 million in 2007, $274.1 million in 2006, and $258.5 million in 2005. A number of our mortgage loan originations in 2007, 2006 and 2005 have been the result of refinancing of our existing loans due to the relatively low interest rate levels. Total refinancings of our existing mortgage loans were as follows:

		Percentage of
		mortgage loan
	Amount	originations
	(Dollars in millions)
Period
Year ended December 31, 2007	$59.9	15.1%
Year ended December 31, 2006	58.7	16.9
Year ended December 31, 2005	86.5	22.3
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
Consumer Loans. We have emphasized consumer loan originations because higher yields can be obtained, and we have experienced relatively low delinquency and few losses on such products. In addition, we believe that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2007, $379.6 million, or 18.3%, of our gross loan portfolio was in consumer loans. Consumer loan products offered within our market areas include home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, marine loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans and also to a lesser extent, unsecured consumer loans through credit card programs (offered through Elan Financial Services) and federally guaranteed student loans.
Our focus in consumer lending has been the origination of home equity loans, home improvement loans, and home equity lines of credit. At December 31, 2007, we had $323.4 million or 85.2% of our consumer loan portfolio in such loans. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit rating, verification of the value of the equity in the home and verification of the borrower’s income. The loan-to-value ratio and the total debt-to-income ratio are two of the determining factors in the underwriting process. Home equity loan and home improvement loan originations are developed through the use of direct mail, cross-sales to existing customers, radio advertisements, and advertisements in local newspapers.
Before May 2006, we made indirect automobile, boat and recreational vehicle loans through applications taken by selected dealers on application forms approved by us. The applications were delivered to Savings Financial

Corporation (“SFC”), a 50% owned subsidiary of the Bank, for underwriting. If an application was approved, money was funded to the dealer and the loan became a part of the SFC portfolio. The SFC paper was then sold to either of the parent companies of SFC or to the Bank’s subsidiary First Northern Investments, Inc. After May 2006, we discontinued indirect loan originations through SFC as a result of reduced profitability of these loans.
We originate both fixed rate and variable rate home equity loans and home improvement loans with combined loan-to-value ratios to 100%. Pricing on fixed rate home equity and home improvement loans is reviewed by management, and generally terms are in the three to fifteen year range in order to minimize interest rate risk. During 2007, we originated $47.6 million of fixed rate home equity or home improvement loans; these loans carry a weighted average written term of approximately 10.2 years and a fixed rate ranging from 5.49% to 11.95%. During 2006 we originated approximately $61.6 million of fixed rate home equity or home improvement loans, carrying a weighted average written term of approximately 8.3 years and a fixed rate ranging from 5.49% to 11.90%. We also offer adjustable rate home equity and home improvement loans. At December 31, 2007, $30.5 million or 13.1% of our fixed term home equity and home improvement loan portfolio carried an adjustable rate. The adjustable rate loans have an initial fixed rate for one to three years then adjust annually or monthly depending upon the offering, with terms of up to twenty years.
Total disbursed home equity credit line loans were $90.6 million, or 23.9% of total consumer loans at December 31, 2007. These are adjustable rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences primarily located in the state of Wisconsin. Current interest rates on home equity credit lines are tied to the prime rate, adjust monthly after an initial interest rate lock period, and range from prime rate to 275 basis points over the prime rate, depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require a minimum monthly payment of interest only with a minimum payment of $50. Home equity line of credit loans with loan-to-value of 90% or greater require a minimum payment of the greater of $50 or 1.5% of the month end balance. An annual fee is charged on home equity lines of credit.
At December 31, 2007, student loans amounted to $21.8 million, or 5.8% of our consumer loan portfolio. These loans are serviced by Great Lakes Educational Loan Services, Inc.
Multi-family and Commercial Real Estate Loans. At December 31, 2007, our multi-family and commercial real estate loan portfolio was $409.2 million, or 19.8% of our total loans receivable. The multi-family and commercial real estate loan portfolios consist of fixed rate, ARM and balloon loans originated at prevailing market rates usually tied to prime interest rate. This portfolio generally consists of loans secured by apartment buildings, office buildings, warehouses, industrial buildings and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Balloon loans generally are amortized on a 15 to 30 year basis with a typical loan term of 3 to 10 years.
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
At December 31, 2007, the largest outstanding loan on a multi-family was $10.3 million on a 113 unit apartment/retail project located in Madison, Wisconsin. At the same date, the largest outstanding loan on a commercial real estate property was $10.9 million on an office building located in St. Paul, Minnesota. At December 31, 2007, these loans were current and performing in accordance with their terms. These loans are substantially below the legal lending limit to a single borrower, which was approximately $56.6 million at December 31, 2007.
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
Construction and Development Loans. At December 31, 2007, our construction and development mortgage loan portfolio was $170.4 million, or 8.2% of our total loans receivable. At that date, commercial real estate loans were $76.6 million, or 45.0% and multi-family mortgage loans were $58.7 million, or 34.5% of the total construction and development loans. As a general matter, construction and development loans convert to permanent loans on our books. These types of credits carry special repayment risk because if a borrower defaults the construction project needs to be completed before the full value of the collateral can be realized.
Commercial Business Loans. At December 31, 2007, our commercial business loan portfolio consisted of loans totaling $53.8 million, or 2.6% of our total loans receivable. The commercial loan portfolio consists of loans to businesses for equipment purchases, working capital lines of credit, debt refinancing, SBA loans and domestic stand-by letters of credit. Typically, these loans are secured by business assets and personal guarantees. We offer variable, adjustable and fixed rate loans. Approximately 32.5% of the commercial business loans have an interest rate adjusted monthly or immediately, with the majority based on the prevailing prime rate. We also have commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various indexes. Fixed rate loans are priced at either a margin over the yield on U.S. Treasury issues with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period and line-of-credit commercial business loans generally have a term of one year, at which point they mature. All borrowers having an exposure to the Bank of $500,000 or more are reviewed annually, unless it is investment real estate at which point the annual review is on anything over $1.0 million. The largest commercial business loan at December 31, 2007 had an outstanding balance of $6.3 million and was secured by real estate and a general business security agreement.
Loan Approval Authority
For one- to four-family residential loans intended for sale into the secondary market, the underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae Desktop Underwriter automated underwriting system up to the Fannie Mae conforming loan limits (in 2008, $417,000 for a single family residential units; higher limits for two-, three-, and four-family units). For residential loans intended to be held in the Bank’s portfolio, the underwriters are authorized to approve loans processed through the Fannie Mae Desktop Underwriter automated underwriting system up to $500,000, provided the loan-to-value is 80% or less (with mortgage insurance, 90% or less) and the loan meets other specific underwriting criteria. All portfolio loans in excess of $500,000, with a loan-to-value greater than 80% (with mortgage insurance, 90% or less), or failing to meet other specific underwriting criteria must be approved by a senior officer.
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
All loans approved by individuals and senior officers must be ratified by the executive committee of the board of directors at their next meeting following the approval.

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
When contact is made with the borrower, we attempt to obtain full payment or work out a repayment schedule to avoid foreclosure. All properties are inspected prior to foreclosure approval. Most borrowers pay before the agreed upon payment deadline and it is not necessary to start a foreclosure action. Foreclosure action starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer. In conjunction with commencing a foreclosure action, we evaluate the borrower and collateral to determine any potential loss. If there is a potential loss, a specific loan loss allowance is developed or an appropriate charge-off is taken to bring the loan balance in line with the value of the liquidated real estate. Charge-offs are reported to the board of directors. If the loan is deemed to be uncollectible, we seek the shortest redemption period possible thus waiving our right to collect any deficiency from the borrower. If we obtain the property at the foreclosure sale, we hold the property as real estate owned. We obtain a market evaluation of the property to determine that the carrying balance of the owned real estate is consistent with the market value of the property. Marketing of the property begins immediately following the Bank taking title to the property. The marketing is usually undertaken by a realtor knowledgeable of the particular market. Mortgage insurance claims are filed if the loan had mortgage insurance coverage. It is marketed after a market evaluation is obtained and any mortgage insurance claims are filed. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, Veterans Administration (“VA”), WHEDA, and Guaranteed Rural Housing are followed.
The collection procedures for consumer loans, excluding student loans, indirect consumer loans and credit card loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. We attempt to make direct contact with a borrower once a loan becomes 30 days past due. Supervisory personnel review loans 90 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may pursue legal remedies ourselves or charge-off a loan or refer the matter to our legal counsel for further collection effort. Loans we deem to be uncollectible, or partially uncollectible, are charged off or a specific loan loss allowance is established so that the carrying balance approximates the value of the collateral. Charge-offs of consumer loans require the approval of a senior officer and are reported to the board of directors. All student loans are serviced by the Great Lakes Educational Services Inc., which guarantees their servicing to comply with all Department of Education guidelines. Our student loan portfolio is guaranteed by the Great Lakes Educational Loan Services, Inc., which is reinsured by the U.S. Department of Education. Credit card loans are serviced by Elan Financial Services and indirect consumer loans are serviced by SFC.
The collection procedures for multi-family, commercial real estate and commercial business loans include sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan becomes 15 days past due. Our managers of the multi-family and commercial real estate loan areas review loans 10 days or more delinquent on a regular basis. If collection activity is unsuccessful, we may refer the matter to our legal counsel for further collection effort. After 90 days, loans that are delinquent are proposed for repossession or foreclosure, a specific reserve may be allocated to that loan, or partial or full charge-offs are taken to bring the loan balance in line with the expected collectibility of the loans. This legal action requires the approval of our board of directors, and charge-offs are reported to the board.

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

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual mortgage loans	$11,251	$11,504	$2,214	$1,485	$2,894
Non-accrual consumer loans	930	803	616	619	961
Non-accrual commercial business loans	159	1,625	2,517	3,579	5,433
Accruing loans delinquent 90 days or more	602	565	487	586	1,084

Total non-performing loans	$12,942	$14,497	5,834	6,269	10,372
Foreclosed properties, real estate owned and repossessed assets, net	3,687	1,231	708	1,621	630

Total non-performing assets	$16,629	$15,728	$6,542	$7,890	$11,002

Non-performing loans to total loans	0.65%	0.72%	0.29%	0.33%	0.61%

Non-performing assets to total assets	0.48%	0.46%	0.19%	0.23%	0.35%

Interest income that would have been recognized if non-accrual loans had been current	$1,002	$652	$1,159	$831	$384

In 2007, the Bank restructured one loan (a commercial loan with a balance under $60,000), there were no restructured loans at any of the other dates presented.
Total non-performing loans decreased as of December 31, 2007, as compared to December 31, 2006, primarily as a result of a decrease in non-accrual commercial business loans. We believe non-performing loans and assets, expressed as a percentage of total loans and assets, compare favorably with national averages for financial institutions, due in part to our loan underwriting standards.
The ultimate results with these and other commercial loans will depend on the success of the related business or projects, economic performance and other factors affecting loans and borrowers.
With the exception of mortgage loans insured or guaranteed by the FHA, VA, Guaranteed Rural Housing and student loans, we stop accruing income on loans when interest or principal payments are greater than 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. We designate loans on which we stop accruing income as non-accrual loans and generally, we reverse outstanding interest that we previously credited to income. We may recognize income in the period that we collect it when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. We had $12.3 million, $13.9 million, and $5.3 million of non-accrual loans at December 31, 2007, 2006 and 2005, respectively. Interest income that would have been recognized had such loans been performing in accordance with their contractual terms totaled approximately $1.0 million, $652,000, and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. A total of approximately $323,000, $654,000, and $464,000 of interest income was actually recorded on such loans in 2007, 2006 and 2005, respectively.
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
Loans considered to be impaired as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at December 31, 2007 totaled $20.2 million as compared to $17.3 million at December 31, 2006, $9.7 million at December 31, 2005, $8.7 million at December 31, 2004 and none at December 31, 2003. The average impaired loans for the year ended December 31, 2007 were $19.6 million and the interest received and recognized on the impaired loans was $853,000.

Foreclosed real estate consists of property we acquired through foreclosure or deed in lieu of foreclosure. Foreclosed properties increased in 2007 as compared to 2006 primarily as a result of our acquisition of several partially developed subdivisions of singse-family lots and undeveloped land from one developer/borrower and the acquisition of commercial real estate from another borrower. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. Foreclosed real estate is inspected periodically. Additional outside appraisals are obtained as deemed necessary. Additional write-downs may occur if the property value deteriorates. These additional write-downs are charged directly to current operations.
Charge-offs. The Company will charge-off a loan when the fair market value of the underlying collateral or anticipated cash flow discounted at the contract rate, is less than the loan amount. Charge-offs of commercial loans increased in 2005 as compared to 2004 primarily as a result of one large commercial loan. All charge-offs are recorded through the allowance for loan losses.
Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$12,574	$12,090	$13,923	$13,771	$12,743
Provision for (recovery of) loan losses	(272)	632	541	1,330	1,304
Charge-offs:
Mortgage loans	—	(44)	—	(64)	(67)
Consumer loans	(412)	(271)	(327)	(373)	(415)
Commercial business loans	(211)	(52)	(2,104)	(816)	(19)

Total charge-offs	(623)	(367)	(2,431)	(1,253)	(501)
Recoveries:
Mortgage loans	—	—	—	9	113
Consumer loans	95	81	49	66	107
Commercial business loans	—	138	8	—	5

Total recoveries	95	219	57	75	225

Net charge-offs recoveries	(528)	(148)	(2,374)	(1,178)	(276)

Balance at end of period	$11,774	$12,574	$12,090	$13,923	$13,771

Net charge-offs to average loans	0.03%	0.01%	0.12%	0.07%	0.02%
Allowance for loan losses to total loans	0.59%	0.62%	0.61%	0.74%	0.80%
Allowance for loan losses to non-performing loans	90.98%	86.74%	207.23%	222.09%	132.77%
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

Various factors are taken into consideration in establishing the loan loss allowance including: historical loss experience, loan-to-value ratio and/or collateral coverage ratio, economic factors, loans without escrow accounts and other factors, that, in management’s judgment would affect the collectibility of the portfolio as of the evaluation date. Adjustments to the allowance for loan losses are charged against operations as provision for loan losses.
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
By following careful underwriting guidelines, we have historically maintained low levels of non-performing loans to total loans. Our ratio of non-performing loans to total loans at December 31, 2003 was 0.61% and has remained below 1.0% since that date. At December 31, 2007, the ratio was 0.65%.
We believe the primary risks inherent in our portfolio are possible increases in interest rates, a weak economy, and the decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses. At December 31, 2007, the allowance for loan losses as a percentage of total loans was 0.59% compared with 0.80% at December 31, 2003. The allowance for loan losses each year from 2003 to 2007 reflects our strategy of providing allowances for inherent losses in the portfolio, identifying potential losses in a timely manner, and providing an allowance to reflect changes in the components of the portfolio during that period.
Although we have established and maintained the allowance for loan losses at an amount that reflects management’s best estimate of the amount necessary to provide for probable and estimable losses on loans, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment and as the loan portfolio grows and its composition changes. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. One or more of these agencies, specifically the OTS or the Federal Deposit Insurance Corporation (“FDIC”), may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2007 and 2006—Provision for Loan Losses.” The following table represents our allocation of allowance for loan losses by loan category on the dates indicated:

	At December 31,
	2007		2006		2005		2004		2003
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
Loan Category	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Mortgage loans
One- to four-family	$3,324	51.12%	$3,531	53.03%	$3,294	50.94%	$2,488	46.34%	$4,001	44.69%
Other	4,040	27.96	3,049	24.16	2,424	23.61	3,222	25.58	3,150	25.70

Total mortgage loans	7,364	79.08	6,580	77.19	5,718	74.55	5,710	71.92	7,151	70.39
Home equity lines	496	4.37	496	4.33	483	4.29	663	4.54	481	4.43
Consumer	1,770	13.95	2,060	16.02	2,118	18.38	2,929	19.94	2,398	20.95
Commercial business loans	2,144	2.60	3,438	2.46	3,696	2.78	4,416	3.60	3,741	4.23
Unallocated	—	—	—	—	75	—	205	—	—	—

Total allowance for loan losses	$11,774	100.00%	$12,574	100.00%	$12,090	100.00%	$13,923	100.00%	$13,771	100.00%

Investment Activities
Investment Securities. The Bank’s board of directors reviews and approves its investment policy on an annual basis. Senior officers, as authorized by the board of directors, implement this policy. The board of directors reviews investment activity on a monthly basis.
Our investment objectives are to meet liquidity requirements and to generate a favorable return on investments without compromising our other business objectives or our levels of interest rate risk, credit risk and investment portfolio concentrations. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal obligations, mortgage-related securities, mortgage derivative securities, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.
The Bank’s investment policy allows participation in hedging strategies such as the use of financial futures, options or forward commitments or interest rate swaps but only with prior approval of the board of directors. We did not have any investment hedging transactions in place at December 31, 2007. Our investment policy prohibits the purchase of non-investment grade bonds. Our investment policy also provides that we will not engage in any practice that the Federal Financial Institutions Examination Council considers to be an unsuitable investment practice. We do not invest in securitized investments such as collateralized debt obligations, structured investment vehicles or mortgage-related securities secured by subprime loans. For information regarding the carrying values, yields and maturities of our investment securities and mortgage-related securities, see “—Carrying Values, Yields and Maturities.”
At December 31, 2007, we had not invested in any single mutual fund in excess of 10% of our capital. All of our mutual fund investments are permissible investments under our investment policy and applicable laws and regulations. We carry our mutual fund investments at market value. At December 31, 2007, our mutual fund investments were in funds which invested primarily in mortgage-related securities. We determined that two of our mutual fund investments had impairments that were other-than-temporary. Accordingly, we recorded a $1.2 million loss on the other-than-temporary impairment in the consolidated statement of income for the year ended December 31, 2007.
We classify securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2007, substantially all investment securities are classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity.
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
At December 31, 2007, mortgage-related securities available-for-sale totaled $1.1 billion, or 31.5% of total assets. At December 31, 2007, the mortgage-related securities portfolio had a weighted average yield of 4.73%. Of the mortgage-related securities we held at December 31, 2007, $993.9 million, or 90.4%, had fixed rates and $106.0 million, or 9.6%, had adjustable-rates. Mortgage-related securities at December 31, 2007 included real estate mortgage investment conduits (“REMICs”), which are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. REMICs are a form of, and are often referred to as CMOs.
Our CMOs have fixed and variable coupon rates ranging from 2.50% to 6.125% and a weighted average yield of 4.70% at December 31, 2007. At December 31, 2007, CMOs totaled $999.1 million, which constituted 90.8% of the mortgage-related securities portfolio, or 28.6% of total assets. Our CMOs had an expected average life of approximately 3.5 years at December 31, 2007. For a further discussion of our investment policies, including those for mortgage-related securities, see “—Investment Securities.” Purchases of mortgage-related securities may decline in the future to offset any significant increase in demand for one- to four-family mortgage loans and other loans.

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
The following table presents our investment securities and mortgage-related securities activities for the periods indicated.

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Investment securities available-for-sale:
Carrying value at beginning of period	$48,290	$63,361	$68,753
Purchases	51,270	264	56,921
Sales	(1,228)	(9)	(11)
Maturities	—	(14,720)	(60,780)
Premium amortization and discount accretion, net	1	—	104
(Decrease) increase in unrealized gains	1,117	(606)	(1,626)

Net increase (decrease) in investment securities	51,160	(15,071)	(5,392)

Carrying value at end of period	$99,450	$48,290	$63,361

Mortgage-related securities available-for-sale:
Carrying value at beginning of period	$1,064,851	$1,087,816	$1,266,224
Purchases	247,428	198,460	193,857
Principal payments	(227,041)	(224,693)	(352,866)
Premium amortization and discount accretion, net	1,893	826	(248)
Increase (decrease) in unrealized gains	12,791	2,442	(19,151)

Net increase in mortgage-related securities	35,071	(22,965)	(178,408)

Carrying value at end of period	$1,099,922	$1,064,851	$1,087,816

The following table presents the fair value of our money market investments, investment securities and mortgage-related securities portfolios at the dates indicated. For all securities and for all periods presented, the carrying value is equal to fair value.

	At December 31,
	2007	2006	2005
	Carrying/	Carrying/	Carrying/
	Fair Value	Fair Value	Fair Value
	(Dollars in thousands)
Money market investments
Interest-earning deposits	$2,714	$1,022	$27,872

Total money market investments	$2,714	$1,022	$27,872

Investment securities available-for-sale
Mutual funds	$46,550	$46,592	$46,408
United States government and federal agency obligations.	52,036	—	14,585
Stock in federal agencies	864	1,698	2,368

Total investment securities available-for-sale	$99,450	$48,290	$63,361

Mortgage-related securities available-for-sale by issuer:
Freddie Mac	$524,898	$441,404	$493,305
Fannie Mae	363,337	373,394	409,636
Private placement CMO’s	180,638	207,902	122,302
GNMA	31,049	42,151	62,573

Total mortgage-related securities	$1,099,922	$1,064,851	$1,087,816

Total investment portfolio	$1,202,086	$1,114,163	$1,179,049

Carrying Values, Yields and Maturities. The table below presents information regarding the carrying values, weighted average yields and contractual maturities of our investment securities and mortgage-related securities at December 31, 2007. Mortgage-related securities are presented by issuer and by coupon type.

	At December 31, 2007
			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Investment securities available-for-sale:
Mutual funds(1)	$46,550	4.84%	$—	—%	$—	—%	$—	—%	$46,550	4.84%
US government and agencies	—	—	—	—	36,919	5.98	15,117	6.00	52,036	5.98

Stock in Federal Agencies	864	1.78	—	—	—	—	—	—	864	1.78

Total investment securities	$47,414	4.78	$—	—	$36,919	5.98	$15,117	—	$99,450	5.41

Mortgage-related securities available-for-sale:
By issuer:
GNMA pass-through certificates	$3	8.50	$—		$—	—	$390	4.53	$393	4.56
Fannie Mae pass-through certificates	93	5.87	7,559	4.97	19,766	5.55	57,357	4.81	84,775	5.00
Freddie Mac pass-through certificates	—	—	248	5.74	6,628	5.20	8,757	5.26	15,633	5.24
Private CMO’s	—	—	—	—	—	—	180,638	4.93	180,638	4.93
Freddie Mac, Fannie Mae and GNMA-REMICs	112	6.11	10,917	4.58	123,568	4.01	683,886	4.76	818,483	4.64

Total mortgage-related securities	$208	6.04	$18,724	4.76	$149,962	4.27	$931,028	4.80	$1,099,922	4.73

By coupon type:
Adjustable rate	$112	6.11	$—		$—	—	$105,871	4.56	$105,983	4.56
Fixed rate	96	5.95	18,724	4.76	149,962	4.27	825,157	4.83	993,939	4.74

Total mortgage-related securities	$208	6.04	$18,724	4.76%	$149,962	4.27%	$931,028	4.80%	$1,099,922	4.73%

Total investment and mortgage-related securities portfolio	$47,622	4.79%	$18,724	4.76%	$186,881	4.60%	$946,145	4.82%	$1,199,372	4.78%

(1)	The weighted average yield has not been adjusted for the impairment recorded in 2007.
Deposits
We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and time deposits. We also offer IRA time deposit accounts and health savings accounts.
Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our bank offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We have, from time to time, used brokers to obtain wholesale deposits to a limited extent. Early in 2005, we joined a wholesale deposit program called Certificate of Deposit Account Registry Service (“CDARS”) which increased the amount of wholesale deposits. At December 31, 2007, we had approximately $97.9 million of wholesale deposits. In February 2008, we launched a new High Yield Money Market product available only online through Bankmutualdirect. The product features consistently high interest rates, FDIC insurance, secure ACH account funding, 24/7 access online or by phone and convenient electronic statements. This new channel will allow the bank to compete for deposits over the internet in markets beyond our primary Wisconsin footprint.
When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, the rates charged on other sources of funds and our deposit pricing model which identifies the profitability of deposits when priced at various levels. Core deposits (defined as regular savings accounts, money market accounts, and demand accounts) represented 34.7% of total deposits on December 31, 2007. At December 31, 2007, time deposits with remaining terms to maturity of one year or less amounted to $1.1 billion. See “Qualitative and Quantitative Disclosures about Risk Management.”
The following table presents our deposit activity for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Total deposits at beginning of period	$2,158,641	$2,086,822	$1,982,881
Net deposits (withdrawals)	(110,709)	9,292	59,571
Interest credited, net of penalties	65,036	62,527	44,370

Total deposits at end of period	$2,112,968	$2,158,641	$2,086,822

Net increase (decrease)	$(45,673)	$71,819	$103,941

Percentage increase (decrease)	(2.12)%	3.44%	5.24%
At December 31, 2007, we had $274.4 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$93,823
Over three months through six months	63,096
Over six months through 12 months	63,386
Over 12 months through 24 months	48,804
Over 24 months through 36 months	2,408
Over 36 months	2,902

Total	$274,419

The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	At December 31,
		2007			2006			2005
			Weighted			Weighted			Weighted
		Percent	average		Percent	average		Percent	average
		of total	nominal		of total	nominal		of total	nominal
	Amount	deposits	rate	Amount	deposits	rate	Amount	deposits	rate
	(Dollars in thousands)
Savings	$183,756	8.70%	0.45%	$200,016	9.27%	0.45%	$224,408	10.75%	0.43%
Interest-bearing demand	170,986	8.09	0.21	174,206	8.07	0.21	174,620	8.37	0.21
Money market	280,442	13.27	3.03	248,542	11.51	3.00	271,418	13.01	2.88
Non-interest bearing demand	97,506	4.61	0.00	104,821	4.86	0.00	110,583	5.30	0.00

Total	732,690	34.67	1.32	727,585	33.71	1.20	781,029	37.43	1.17

Certificates:
Time deposits with original maturities of:
Three months or less	45,835	2.17	3.97	64,486	2.99	4.76	111,068	5.32	3.91
Over three months to twelve months	911,821	43.15	5.06	628,952	29.14	5.11	280,756	13.45	3.73
Over twelve months to twenty-four months	238,986	11.31	4.61	323,869	15.00	4.14	345,578	16.56	3.51
Over twenty-four months to thirty-six months	58,515	2.77	3.51	98,005	4.54	4.18	187,215	8.97	3.38
Over thirty-six months to forty-eight months	4,963	0.23	3.68	7,155	0.33	3.38	45,616	2.19	3.97
Over forty-eight months to sixty months	120,158	5.70	4.12	308,589	14.29	4.66	335,560	16.08	4.70
Over sixty months	—	0.00	0.00	—	0.00	0.00	—	0.00	0.00

Total time deposits	1,380,278	65.33	4.79	1,431,056	66.29	4.71	1,305,793	62.58	3.89

Total deposits	$2,112,968	100.00%	3.59%	$2,158,641	100.00%	3.52	$2,086,822	100.00%	2.87%

Borrowings
We borrow funds to finance our lending, investing and Stock repurchase activities. Substantially all of our borrowings take the form of advances from the FHLB of Chicago, and are on terms and conditions generally available to member institutions. At December 31, 2007, we had one borrowing totaling $1.0 million with a maturity of less than one year. It matured in mid-February of 2008 and was repaid. We have borrowings totaling $176.0 million that have a quarterly call feature that are in effect and $680.0 million that have quarterly call features that will begin at various dates in 2008 and 2009. While we expect that we would be able to refinance these borrowings with the FHLB, we cannot provide any assurances that we could do so or as to the terms on which any such refinancing could be made. We have pledged all of our residential mortgage loans, some investment securities, and some multi-family mortgage loans as blanket collateral for these advances and future advances. The FHLB of Chicago offers a variety of borrowing options with fixed or variable rates, flexible repayment options, and fixed or callable terms. We choose the rate, repayment option, and term to fit the purpose of the borrowing. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”
The following table sets forth certain information regarding our borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance outstanding at end of year:
Notes payable to FHLB	$912,459	$705,025	$765,796	$623,925	$299,491
Overnight borrowings from FHLB	—	—	—	137,600	—
Weighted average interest rate at end of year:
Notes payable to FHLB	4.27%	4.46%	3.58%	2.89%	5.52%
Overnight borrowings from FHLB	—	—	—	2.47%	—
Maximum amount outstanding during the year:
Notes payable to FHLB	$921,781	$841,835	$909,920	$623,925	$332,398
Overnight borrowings from FHLB	52,100	38,000	186,000	289,800	15,000
Other borrowings	—	—	500	—	22,679
Average amount outstanding during the year:
Notes payable to FHLB	$865,540	$782,619	$811,937	$325,861	$318,942
Overnight borrowings from FHLB	3,570	3,242	50,712	75,106	72
Other borrowings	—	—	1	—	430
Weighted average interest rate during the year:
Fixed interest rate notes payable to FHLB	4.34%	3.86%	3.25%	5.23%	5.61%
Overnight borrowings from FHLB	5.56%	5.40%	2.95%	2.03%	1.38%
Other borrowings	—	—	3.04%	—	0.98%
Borrowings increased to $912.5 million at December 31, 2007, as compared to $705.0 million at December 31, 2006, primarily as a result of the borrowings used to fund our stock repurchase program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparisons of Financial Condition at December 31, 2007 and 2006.”
Average Balance Sheet and Rate Yield Analysis
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheet and Yield/Rate Analysis.”
Average Equity to Average Assets
The ratio of average equity to average assets measures a financial institution’s financial strength. For years ended December 31, 2007, 2006, 2005, 2004, and 2003 our average equity to average assets ratio was 13.6%, 15.3%, 16.6%, 22.6%, and 14.0%, respectively.

Cash Dividends
We paid cash dividends of $0.33 per share in 2007, $0.29 per share in 2006, $0.25 per share in 2005, $0.18 per share in 2004, and $0.12 per share in 2003. We increased our quarterly dividend to $0.09 per share in the first quarter of 2008, from $0.085 in the fourth quarter of 2007.
Subsidiaries
BancMutual Financial & Insurance Services, Inc. (“BMFIS”), a wholly owned subsidiary of the Bank, provides investment, brokerage and insurance services to the Bank’s customers and the general public. Investment services include tax deferred and tax free investments, mutual funds, and government securities. Personal insurance, business insurance, life and disability insurance and mortgage protection products are also offered by BMFIS. In March of 2007, BMFIS expanded its services to include investment advisory services which BMFIS anticipates will allow it to obtain additional service fees through expanded offerings to its customers.
Mutual Investment Corporation, a wholly owned subsidiary of the Bank, owns and manages part of the investment portfolio. First Northern Investment Inc. (“FNII”), a wholly owned subsidiary of the Bank, also owns and manages investments and owns indirect automobile, recreational vehicle and boat loans from our SFC, a corporation 50% owned by the Bank. See below.
MC Development LTD (“MC Development”), a wholly owned subsidiary of the Bank, is involved in land development and sales. It owns five parcels of undeveloped land totaling 15 acres in Brown Deer, Wisconsin. In addition, in the third quarter of 2004, MC Development established Arrowood Development with an independent third party to develop 318 acres in Oconomowoc, Wisconsin. In the initial transaction, the third party purchased approximately one-half interest in that land, all of which previously had been owned by MC Development. See Properties in Item 2 hereof.
SFC, 50% owned by the Bank and 50% owned by another financial institution, originated, sold, and serviced indirect automobile, recreational vehicles and boat loans. SFC historically sold those types of loans on a regular basis to FNII or the Bank, but retained the servicing rights in the loans. In May 2006, we discontinued purchasing loans from SFC as a result of reduced profitability of these loans. We will maintain our ownership in SFC until all of the indirect loans are paid off.
In addition, the Bank has four wholly owned subsidiaries that are inactive but will continue to be wholly owned subsidiaries for possible future use in a related or other area.
Employees
At December 31, 2007, we employed 657 full time and 89 part time associates. Management considers its relations with its associates to be good.

Regulation
Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Bank and the Company.
     General
The Company is a Wisconsin corporation registered with the Office of Thrift Supervision (“OTS”) as a unitary savings and loan holding company. It files reports with the OTS and is subject to regulation and examination by the OTS. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.
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
Regulatory Capital Requirements. OTS capital regulations require savings associations such as the Bank to meet three capital standards. The minimum standards are tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3% of adjusted total assets, and risk-based capital equal to at least 8% of total risk-weighted assets. These capital standards are in addition to the capital standards promulgated by the OTS under its prompt corrective action regulations. See “Prompt Corrective Action” below.”
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
Qualified Thrift Lender Test. Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2007 and anticipates that it will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities and other mortgage-related investments, and will otherwise meet the QTL test requirements. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.
Liquidity Standard. Each federal savings association is required to maintain sufficient liquidity to ensure its safe and sound operations.
Federal Home Loan Bank System. The Bank is a member of the FHLB of Chicago, which is one of twelve regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB of Chicago.
As a member, the Bank must meet certain eligibility requirements and is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greatest of $500 or 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At February 29, 2008, the Bank was in compliance with this requirement. The FHLB of Chicago also imposes various limitations on advances made to member banks, which limitations relate to the amount and type of collateral, the amounts of advances, and other items.
Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), the Bank is a voluntary member of the FHLB of Chicago. The Bank could withdraw or reduce its stock ownership in the FHLB of Chicago, although it has no current intention to do so. The FHLB of Chicago contributes to affordable housing programs through direct loans, interest subsidies on advances, and grants targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of dividends paid by the FHLB of Chicago and could continue to do so in the future. The FHLB of Chicago is currently under an agreement with its primary regulator to, among other things, not pay dividends unless it meets certain capital requirements and gets prior permission from its regulator. The FHLB of Chicago has not paid dividends for the past two quarters. There is no way to calculate when the FHLB of Chicago may pay a dividend in the future and the lack of dividends will reduce our annual income going forward.

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
In 2006, the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) was signed into law. Pursuant to FDIRA, the Bank Insurance Fund and the Savings Association Insurance Fund were merged to create the Deposit Insurance Fund. The FDIC was granted broader authority in adjusting insurance premium rates and more flexibility in establishing the designated reserve ratio. FDIRA provided assessment credits to insured depository institutions that could be used to offset certain insurance assessments. In 2007 we were able to offset all of our assessment by using our credits. We anticipate that we will also be able to use our credits to offset the allowable portion of our assessment in 2008.
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
An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under the GLB Act is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the OTS has the discretion to treat subsidiaries of a savings association as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts. In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.
Acquisitions and Mergers. Under the federal Bank Merger Act, any merger of the Bank with or into another institution would require the approval of the OTS, or the primary federal regulator of the resulting entity if it is not an OTS-regulated institution. See also “Acquisition of Bank Mutual Corporation” below for a discussion of factors relating the acquisition of the Company.
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
The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:
•	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

•	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), that limit is 75%;

•	for loans for the construction of commercial, multi-family or other non-residential property, that limit is 80%;

•	for loans for the construction of one- to four-family properties, that limit is 85%; and

•	for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), that limit is 85%.
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
Among other things, the CRA regulations contain an evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:
•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of making community development investments; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.
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

	Total Capital to Risk	Tier 1 Capital to Risk	Tier 1 Capital to
Category	Weighted Assets	Weighted Assets	Total Assets
Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4%*
Under capitalized	< 8%	< 4%	< 4%*
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized	Tangible assets to
capital of < 2%

*	3% if the bank receives the highest rating under the uniform system.
The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All savings associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. The FDIC or the OTS in the case of the Bank, is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized savings association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:
•	an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and

•	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

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
Loans to Insiders. A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and any of certain entities affiliated with any such person (an “insider’s related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank’s loans. All loans by a savings association to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the savings association’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings association, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings association’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.
An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings association and that does not give any preference to insiders of the association over other employees of the association.
The Patriot Act. In response to the terrorist attacks of September 11, 2001, Congress adopted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By means of amendments to the Bank Secrecy Act, Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks and savings associations.
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
Federal Securities Laws
Bank Mutual Corporation common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was adopted in response to public concerns regarding corporate accountability in connection with the accounting and corporate governance scandals at several prominent companies. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act was the most far-reaching recent U.S. securities legislation. It applies to all public companies, including the Company, that file periodic reports with the SEC, under the Securities Exchange Act.
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
The federal income tax returns for the Company’s subsidiaries have been examined and audited or closed without audit by the Internal Revenue Service for tax years through 1999.
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
State Taxation. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of our consolidated income tax group except our Nevada subsidiaries. Presently, the income of the Nevada subsidiaries is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, see “Management’s Discussion and Analysis of Financial Condition—Comparisons of Operating Results for the Years Ended December 31, 2007 and 2006—Income Taxes” in Item 7 for a discussion of Wisconsin tax developments relating to these subsidiaries.

Item 1A. Risk Factors.
In addition to the various factors discussed and cautionary statements set forth elsewhere in this report (particularly in “Business-Cautionary Factors” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), you should consider carefully the following risk factors when evaluating our performance, condition and outlook, and any investment of our securities..
The Current Interest Rate Environment Is Having an Adverse Impact on Our Net Interest Income
From June 2004 through June 2006 the Federal Reserve Federal Open Market Committee increased the Federal Funds target rate 17 times for an aggregate increase of 425 basis points. Beginning in August 2007, it decreased the Federal Funds target rate six times for an aggregate decrease of 275 basis points.
An environment of changing interest rates can make it difficult for us to coordinate the timing and amount of changes in the rates of interest we pay (such as on deposits and borrowings) with the rates of interest we earn (such as on loans and securities). Since the period of frequent interest rate increases and decreases began in mid-2004, in many circumstances we have been unable to offset, in a similar time frame, the changes in the interest rates we pay with those that we earn.
During some periods of increasing interest rates, depending upon competitive circumstances and our asset and liability portfolio, we are not able to increase the rates of interest we earn as quickly as the rates that we pay. As a result, our net interest income, and consequently our net income, has declined. A continuation of these trends would have a similar effect on future income.
Conversely, when interest rates decrease, the rates of interest we pay could decrease less quickly than the rates we receive. This could also cause our profits to decrease. While decreasing interest rates would likely increase the value of our mortgage-related securities and investment securities and may increase demand for loans, these decreases would also make it more attractive for borrowers to refinance their existing loans, which could then reduce our interest income.
Increases in Market Interest Rates Are Also Likely to Adversely Affect Equity
As of December 31, 2007, we owned $1.1 billion of securities available-for-sale. Generally accepted accounting principles require that we carry these securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are carried as a component of shareholders’ equity. When market rates of interest increase, the fair value of our securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. As of December 31, 2007, Bank Mutual Corporation’s available-for-sale portfolio had a gross unrealized loss of $10.1 million because fair value was $1.10 billion and amortized cost was $1.11 billion.
If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease
Our loan customers may not repay their loans according to the terms of the loans and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. A general slowdown in the economy or a recession may affect our borrowers’ ability to repay their loan obligations which could lead to increased loan losses or provisions. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.
Material additions to our allowance for loan losses also would materially decrease our net income and the charge-off of loans may cause us to increase the allowance for loan losses. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

Our emphasis on a diverse loan portfolio has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provisions for loan losses. If we were to further increase the amount of loans in our portfolio other than traditional one-to four- family real estate loans, we may decide to make increased provisions for loan losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for loan losses or recognize further loan charge-offs.
Softness in the Real Estate Market May Affect Collateral Values and Our Results.
Our market areas have seen a recent stabilizing, and even softening, in real estate prices. A decline in real estate values would affect the value of the collateral securing our mortgage loans. That decrease in value could in turn lead to increased losses on loans in the event of foreclosures. Increased losses would affect our loan loss allowance, and may cause us to increase our provision for loan losses resulting in a charge to earnings.
Some of Our Lending Activities Are in Riskier Credits than One-to Four- Family Real Estate Loans
We have identified commercial real estate, commercial business, construction and development and consumer loans as areas for lending emphasis. While lending diversification in being pursued for the purpose of increasing net interest income, non-residential and construction and development loans historically have carried greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, our provision for loan losses would increase and assets would be written off, and therefore, earnings would be reduced.
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
Wisconsin Tax Developments Could Reduce Our Net Income
Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets and some loans, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many Wisconsin banks; its audit of Bank Mutual, for the years 1997 to 2001, has not yet been concluded and continues to be pursued. The Department has not asserted a claim against the Bank or its subsidiaries. Similar claims could be made by the Department relating to subsequent periods.
Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with substantial negative impact on the earnings of the Company. Although the Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof, the Company’s position may not prevail in court or other actions may occur which give rise to liabilities. We also may incur further costs in the future to address and defend these issues. See. “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes in Item 7.”
Economic Conditions and World Events Could Affect Our Earnings
The effects of decreases in short term rates may not be able to be fully reflected in rates paid to depositors as quickly at in rates charged to borrowers, thus could create a drag on our ability to improve our net interest margin. Also, a slow-down in the economy could result in reduced consumer confidence which could lead consumers to reduce their purchases and they reduce loan demand.
At the same time, long-term rates are rising in the bond market, reflecting the view that both growth and inflation may pick up later this year and into 2009, as well as fears about bad debt. Inflation concerns may cause the FOMC to reverse course and raise short-term interest rates which would also affect our ability to improve our net interest margin

We, and the economy as a whole, may be affected by future world events, such as acts of terrorism, developments in the war on terrorism, conflict in the Middle East and other international situations, and by natural disasters.
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
Our Ability to Grow May Be Limited if We Cannot Make Acquisitions
In an effort to fully deploy the capital we raised in our 2003 offering, we continue to seek to expand our banking franchise by opening new offices, growing internally and by acquiring other financial institutions or branches and other financial services providers. Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring, and integrating those institution or branches. We have not made any acquisitions to date, as we have not identified acquisitions on which we were able to reach an agreement on terms which we believed were appropriate and/or which met our criteria. We cannot assure you that we will be able to generate internal growth or identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches.
We Have Significant Intangible Assets Which We May Need to Write Off (Expense) in the Future
We have approximately $52.6 million in goodwill, $2.4 million in other intangible assets and $4.7 million of mortgage servicing rights as of December 31, 2007. We continue to amortize the other intangible assets over seven to fifteen years and evaluate the mortgage servicing rights for impairment on a monthly basis. We periodically evaluate goodwill and the other intangible assets for impairment. At some point in the future, our intangible assets could become impaired and we would need to write them off as a reduction to earnings in the period in which they became impaired.
We Are Subject to Security and Operational Risks Relating to Our Use of Technology that Could Damage Our Reputation and Our Business
Security breaches in our internet, telephonic or other electronic banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business.
Additionally, we outsource our data processing to third parties. If our third party providers encounter technological or other difficulties or if we have difficulty in communicating with those third party processors, it will significantly affect our ability to adequately process and account for customer transaction, which would significantly affect our business operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company and its subsidiaries conducts its business through its executive office, an operations center and 78 banking offices, which had an aggregate net book value of $47.8 million as of December 31, 2007. The following table shows the location of our offices, whether they are owned or leased, and the expiration date of the leases for the leased offices.

	Original
	Date	Leased		Original Date	Leased
	Leased or	or		Leased or	or
Location	Acquired	Owned*	Location	Acquired	Owned*
Executive Office:
4949 West Brown Deer Road	1991	Owned
Brown Deer, WI 53223

Southeast Region:

Milwaukee Metro Area:
Bayshore Town Center	1971	Leased	Brookfield	1973**	Owned
5784 N. Port Washington Road		(2018)	17100 W. Capitol Drive
Glendale, WI 53217			Brookfield, WI 53005

Brookfield Square	1975	Leased	Brown Deer	1979	Owned
400 N. Moorland Road		(2016)	4801 W. Brown Deer Road
Brookfield, WI 53005			Brown Deer, WI 53223

Capitol Drive	1976	Owned	Cedarburg	1978**	Leased
8050 W. Capitol Drive			W62 N248 Washington Avenue		(2008)
Milwaukee, WI 53222			Cedarburg, WI 53012

Downtown	1955	Owned	Grafton	1978	Owned
510 E. Wisconsin Avenue			2030 Wisconsin Avenue
Milwaukee, WI 53202			Grafton, WI 53024

Howell Avenue	1977	Owned	Mayfair Mall	2001	Leased
3847 S. Howell Avenue			2600 N. Mayfair Road		(2011)
Milwaukee, WI 53207			Wauwatosa, WI 53226

Menomonee Falls	2003	Owned	Mequon	1970**	Owned
W178 N9379 Water Tower Place			11249 N. Port Washington Road
Menomonee Falls, WI.53051			Mequon, WI 53092

Oak Creek	1972	Owned	Oklahoma Avenue	1982	Owned
8780 S. Howell Avenue			6801 W. Oklahoma Avenue
Oak Creek, WI 53154			Milwaukee, WI 53219

Sherman Park	1950**	Owned	Southgate	1967	Owned
4812 W. Burleigh Street			3340 S. 27th Street
Milwaukee, WI 53210			Milwaukee, WI 53215

Southridge Mall	1978	Leased	Thiensville	1960**	Owned
5300 S. 76th Street		(2009)	208 N. Main Street
Greendale, WI 53129			Thiensville, WI 53092

Waukesha — Grandview Plaza	2005	Owned	Waukesha — Meadowbrook	2006	Owned
1870 Meadow Lane			3212 Fiddlers Creek Drive
Pewaukee, WI 53072			Waukesha, WI 53188

West Allis	1976	Owned	West Bend	2006	Owned
10296 W. National Avenue			1526 S. Main Street
West Allis, WI 53227			West Bend, WI 53095

Racine/Kenosha Area:
Kenosha	2007	Owned	Racine — Douglas Avenue	2005	Owned
6310 South Green Bay Rd.			5133 Douglas Ave.
Kenosha, WI 53142			Racine, WI 53402

Racine — Regency Mall	2005	Owned
3039 S. Green Bay Road
Racine, WI 53406

Original
	Date	Leased		Original Date	Leased
	Leased or	Or		Leased or	or
Location	Acquired	Owned	Location	Acquired	Owned
Additional Southeast Locations:
Madison Area:
Downtown	1980	Leased	West	1982	Leased
23 S. Pinckney Street		(2008)	5521 Odana Road		(2011)
Madison, WI 53703			Madison, WI 53719

Middleton	1978	Owned	Monona	1981	Owned
6209 Century Avenue			5320 Monona Drive
Middleton, WI 53562			Monona, WI 53716

Sheboygan Area:
Sheboygan	1973	Owned	Sheboygan Motor Bank	1984	Owned
801 N. 8th Street			730 N. 9th Street
Sheboygan, WI 53081			Sheboygan, WI 53081

Beaver Dam:	1975	Owned	Beloit:	1971	Leased
130 W. Maple Avenue			3 Beloit Mall Shopping Center		(2012)
Beaver Dam, WI 53916			Beloit, WI 53511

Berlin:	1973	Owned	Fond du Lac:	2000	Owned
103 E. Huron Street			W6606A Highway 23
Berlin, WI 54923			Fond du Lac, WI 54937

Janesville:	1973	Owned	Portage:	1976	Owned
2111 Holiday Drive			145 E. Cook Street
Janesville, WI 53545			Portage, WI 53901

Northeast Region:

Greater Green Bay Area:
201 N. Monroe Avenue	1975**	Owned	2255 University Avenue	1970**	Owned
Green Bay, WI 54301-4995			Green Bay, WI 54308-8046

2357 S. Oneida Street	1971**	Owned	2603 Glendale Avenue	1986**	Owned
Green Bay, WI 54304-5286			Green Bay, WI 54313-6823

2370 East Mason Street	1985**	Owned	2424 West Mason Street	1992**	Owned
Green Bay, WI 54302-3347			Green Bay, WI 54303-4711

749 Main Avenue	1972**	Owned	330 North Broadway	1979**	Owned
De Pere, WI 54115-5190			De Pere, WI 54115-5250

201 West Walnut St. (Operations Center)	1999**	Leased
Green Bay, WI 54303		(2009)

Fox Valley Area:
Appleton	1985	Leased	Neenah	1974	Owned
4323 W. Wisconsin Avenue		(2009)	101 W. Wisconsin Avenue
Fox River Mall			Neenah, WI 54956
Appleton, WI 54913

Marinette Area:			Pine Tree Mall	1978**	Leased
830 Pierce Avenue	1972**	Owned	2314 Roosevelt Road		(2008)
Marinette, WI 54143-0318			Marinette, WI 54143-0345

Brillion:			Crivitz:
314 N. Main Street	1973**	Owned	315 Highway 141	1985**	Owned
Brillion, WI 54110-1198			Crivitz, WI 54114-0340

Hortonville:			Kiel:
209 South Nash Street	1979**	Owned	622 Fremont Street	1970**	Owned
Hortonville, WI 54944			Kiel, WI 53042-1321

Original
	Date	Leased		Original Date	Leased
	Leased or	Or		Leased or	Or
Location	Acquired	Owned*	Location	Acquired	Owned*
Additional Northeast Location:

New Holstein:			New London:
2205 Wisconsin Avenue	1976**	Owned	101 Park Street	1969**	Owned
New Holstein, WI 53061-1291			New London, WI 54961

Peshtigo:			Shawano:
616 French Street	1975**	Owned	835 E. Green Bay Avenue	1981**	Owned
Peshtigo, WI 54157-0193			Shawano, WI 54166-0396

Sturgeon Bay:
1227 Egg Harbor Road	1978**	Owned
Sturgeon Bay, WI 54235-0068

Northwest Region:

Eau Claire:
Downtown	1968**	Owned	Mall	1972**	Owned
319 E. Grand Avenue			2812 Mall Drive
Eau Claire, WI 54701			Eau Claire, WI 54701

Gordy’s Country Market	1996**	Leased	North Clairemont	2007	Owned
2717 Birch Street		(2010)	3250 N. Clairemont Ave.
Eau Claire, WI 54703			Eau Claire, WI 54703

Pinehurst	1986**	Owned
2722 Eddy Lane Eau Claire, WI 54703

Chippewa Falls Area:
Downtown	1975**	Owned	Falls Pick’N Save	1995**	Leased
35 W. Columbia			303 Prairie View Road		(2010)
Chippewa Falls, WI 54729			Chippewa Falls, WI 54729

Menomonie Area:
Downtown	1967**	Owned	North	1978**	Owned
717 Main Street			2409 Hills Ct. N.E
Menomonie, WI 54751			Menomonie, WI 54751

Barron:	1995**	Owned	Bloomer:	1995**	Owned
1512 E. Division Ave. (Hwy. 8)			1203 17th Avenue
Barron, WI 54812			Bloomer, WI 54724

Cornell:	1980**	Leased	Ellsworth:	1975**	Owned
422 Main Street		(month to	385 W. Main Street
Cornell, WI 54732		month)	Ellsworth, WI 54011

Hayward:	1984**	Owned	Hudson:	1979**	Owned
10562 Kansas Avenue			2000 Crestview Drive
Hayward, WI 54843			Hudson, WI 54016

Rice Lake:	1979**	Owned	Spooner:	1995**	Owned
2850 Pioneer Avenue			500 Front Street
Rice Lake, WI 54868			Spooner, WI 54801

St. Croix Falls:	1980**	Owned	Stanley:	1978**	Owned
144 Washington Street N			118 N. Broadway
St. Croix Falls, WI 54024			Stanley, WI 54768

Woodbury, Minnesota:
8420 City Centre Drive	1995**	Owned
Woodbury, MN 55125

*	If a leased property, the chart also shows year of lease expiration.

**	Date originally opened by an institution which was acquired by the Bank.

In addition, the Bank owns five parcels of undeveloped land in Brown Deer, Wisconsin through its MC Development subsidiary and one parcel of undeveloped land in Oconomowoc, Wisconsin. The 15 acre Brown Deer parcel is comprised of five lots consisting of 1.2 to 4.3 acres and was part of a larger property that was acquired in 1988 to accommodate the construction of a new corporate headquarters building. Each of the lots is available for sale and is designed to accommodate 60,000 to 75,000 square foot office buildings. The net book value of the four lots is $1.6 million.
MC Development’s 50% owned joint venture, Arrowood Development, started development of the 318 acre site in Oconomowoc in 2006. During the second quarter of 2007, Arrowood sold approximately 30 acres of land and in conjunction with the sale built a parkway that is located between the sold parcel and the land being developed into single family lots. No further development of the single family site has been commenced because of the over-supply of lots currently available in the Oconomowoc area. The development of the site will be closely monitored in 2008 and further development will depend on the prospects for sales in the area.

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

		Executive
		Officer
Name and Age	Offices and Positions with Bank Mutual Corporation and the Bank*	Since (1)
Michael T. Crowley, Jr., 65	Chairman, President and Chief Executive Officer of Bank Mutual Corporation and the Bank (2)	1968

Eugene H. Maurer, Jr., 62	Senior Vice President, Secretary and Interim Chief Financial Officer since 2008 of Bank Mutual Corporation, Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Bank (3)	1982

Marlene M. Scholz, 62	Senior Vice President and principal accounting officer of Bank Mutual Corporation; Senior Vice President and Controller of the Bank	1981

P. Terry Anderegg, 57	Senior Vice President—Retail Operations of the Bank (4)	1993

Christopher J. Callen, 64	Senior Vice President—Lending of the Bank (4)	1998

*	Excluding directorships and excluding positions with Bank subsidiaries. Those positions do not constitute a substantial part of the officers’ duties.

(1)	Indicates date when individual first held an executive officer position with the Bank. Each of these persons, other than Mr. Anderegg and Mr. Callen, became a Bank Mutual Corporation executive officer in 2000 and, except as indicated, has held these positions since that time.

(2)	Michael Crowley, Jr. became president of Bank Mutual Corporation in 2003 and Chairman of the Bank in 2005.

(3)	Mr. Maurer became Interim Chief Financial Officer of Bank Mutual Corporation in January 2008 upon the retirement of Rick B. Colberg.

(4)	This position has been considered to be an executive officer position of Bank Mutual Corporation since 2003, as a result of the merger of the subsidiary banks.

Part II
Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchase of Equity Securities
The common stock of the Company is traded on The Nasdaq Global Select MarketSM under the symbol “BKMU.”
As of February 29, 2008, there were 48,605,080 shares of common stock outstanding and approximately 5,564 shareholders of record. We paid a total cash dividend of $0.33 per share in 2007.
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
Our common stock trades on The Nasdaq Global Select MarketSM. The high and low trading prices from January 1, 2005 through December 31, 2007, by quarter, and the dividends paid in each quarter, were as follows:
COMMON STOCK TRADING PRICE RANGE
(High and Low Sales Price)

	2007		2006
	High	Low	High	Low
1st Quarter	$12.37	$10.94	$12.00	$10.51
2nd Quarter	$12.04	$10.93	$12.45	$11.00
3rd Quarter	$12.24	$10.25	$12.76	$11.75
4th Quarter	$12.25	$9.68	$12.71	$12.71
CASH DIVIDENDS PAID

	2007	2006
1st Quarter	$0.080	$0.070
2nd Quarter	$0.080	$0.070
3rd Quarter	$0.085	$0.075
4th Quarter	$0.085	$0.075

	$0.330	$0.290

A cash dividend of $0.09 per share was paid on March 3, 2008 to shareholders of record on February 14, 2008. The cash dividend, on an annualized basis, represents a 9.1% increase over the cash dividends paid in 2007.
During the first two months of 2008, Bank Mutual Corporation’s common stock sales price ranged between $12.32 to $10.05 per share, and closed on February 29, 2008 at $10.75 per share

During 2007, Bank Mutual Corporation repurchased 10,820,448 shares of its common stock at an average price of $11.15 per share.
The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2007.

			Total number	Maximum number of
			of shares purchased	shares that may be
	Total number	Average	as part of publicly	purchased under the
	of shares	price paid	announced plans or	recent plans or
Period	purchased	per share	programs	programs*

October 1 to 31, 2007	712,534	$11.08	703,736	126,864

November 1 to 30, 2007	1,134,864	10.36	1,134,864	1,992,000

December 1 to 31, 2007	1,754,900	10.20	1,754,900	2,237,100

Total	3,602,298	$10.43	3,593,500

*	At period end.
The shares not purchased as part of the publicly announced program were existing owned shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with the exercise of stock options under the Company’s 2001 Stock Incentive Plan. The “price” used for these purposes is the fair market value of those shares on the date of purchase.
On November 5, 2007, a sixth stock repurchase plan was authorized which allows for 3.0 million shares to be repurchased. On December 17, 2007, the Company’s board of directors amended that stock repurchase plan to allow an additional 2.0 million shares to be repurchased.
At February 29, 2008, 609,600 shares remain to be repurchased in the stock repurchase plan.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index, and the SNL Midwest Thrift Index. The graph assumes that $100 was invested on December 31, 2002 in Company common stock and each of those indices.

Bank Mutual Corporation

Total Return Performance

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Bank Mutual Corporation	100.00	183.13	198.85	177.15	207.42	186.37

NASDAQ US Stock Market Index	100.00	150.01	162.89	165.13	180.85	198.60

SNL Midwest Thrift Index	100.00	138.93	153.42	149.92	170.16	143.72

Item 6. Selected Financial Data
Selected Financial Highlights
The following table provides selected financial data for Bank Mutual Corporation for its past five fiscal years. The data is derived from the Company’s audited financial statements, although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands except number of shares and per share amounts)
Selected Financial Condition Data:
Total assets	$3,488,046	$3,451,385	$3,431,377	$3,445,299	$3,108,527
Loans receivable, net	1,994,556	2,024,325	1,990,492	1,875,885	1,712,278
Loans held for sale	7,952	3,787	2,312	4,987	4,056
Securities available-for-sale, at fair value:
Investment securities	99,450	48,290	63,361	68,753	67,854
Mortgage-related securities	1,099,922	1,064,851	1,087,816	1,266,224	1,053,349
Foreclosed properties and repossessed assets	3,687	1,231	708	1,621	630
Goodwill	52,570	52,570	52,570	52,570	52,570
Other intangible assets	2,428	3,089	3,750	4,412	5,073
Mortgage servicing rights	4,708	4,653	4,771	4,542	4,698
Deposits	2,112,968	2,158,641	2,086,822	1,982,881	2,052,290
Borrowings	912,459	705,025	765,796	761,525	299,491
Shareholders’ equity	430,035	533,779	544,374	670,454	731,080
Tangible shareholders’ equity	371,303	474,706	484,786	610,698	670,771
Number of shares outstanding — net of treasury stock	49,834,756	60,277,087	62,325,268	73,485,113	78,775,779
Book value per share	8.63	8.86	8.73	9.12	9.28
Tangible book value per share	7.45	7.88	7.78	8.31	8.51

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share amount)
Selected Operating Data:
Total interest income	$182,468	$173,871	$164,210	$148,921	$141,070
Total interest expense	113,771	99,091	77,231	58,498	69,482

Net interest income	68,697	74,780	86,979	90,423	71,588
Provision for loan losses	(272)	632	541	1,330	1,304

Net interest income after provision for loan losses	68,969	74,148	86,438	89,093	70,284

Total noninterest income	20,961	17,568	17,441	16,175	19,618

Noninterest expense:
Amortization of goodwill	—	—	—	—	—
Amortization of other intangible assets	661	661	661	661	661

Total noninterest expense	63,543	61,311	60,837	60,082	55,608

Minority interest income in real estate operations	392	—	—	—	—
Income before income taxes	25,995	30,405	43,042	45,186	34,294
Income tax expense	8,892	9,808	15,016	15,632	11,695

Net income	$17,103	$20,597	$28,026	$29,554	$22,599

Earnings per share-basic	$0.32	$0.35	$0.44	$0.39	$0.30
Earnings per share-diluted	$0.31	$0.34	$0.43	$0.38	$0.29
Cash dividends paid per share	$0.33	$0.29	$0.25	$0.18	$0.12

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Financial Ratios:
Net interest margin (1)	2.07%	2.25%	2.62%	3.00%	2.58%
Net interest rate spread	1.57	1.72	2.15	2.44	2.17
Return on average assets	0.49	0.59	0.80	0.93	0.76
Return on average shareholders’ equity	3.57	3.89	4.84	4.10	5.45
Return on average tangible shareholders’ equity(2)	4.07	4.38	5.39	4.47	6.30
Efficiency ratio, excluding amortization of goodwill (3)	70.87	66.39	58.26	56.36	60.97
Noninterest expense (excluding amortization of goodwill) as a percent of adjusted average assets	1.81	1.77	1.74	1.88	1.88
Shareholders’ equity to total assets	12.33	15.47	15.86	19.46	23.52
Tangible shareholders’ equity to adjusted total assets (4)	10.83	13.99	14.38	18.04	22.01

Selected Asset Quality Ratios:
Non-performing loans to loans receivable, net	0.65%	0.72%	0.29%	0.33%	0.61%
Non-performing assets to total assets	0.48	0.46	0.19	0.23	0.35
Allowance for loan losses to non-performing loans	90.98	86.74	207.23	222.09	132.77
Allowance for loan losses to non-performing assets	70.80	79.95	184.81	176.46	125.17
Allowance for loan losses to total loans receivable, net	0.59	0.62	0.61	0.74	0.80
Charge-offs to average loans	0.03	0.01	0.12	0.07	0.02

(1)	Net interest margin is calculated by dividing net interest income by average earnings assets.

(2)	This ratio is calculated by dividing net income by total shareholders’ equity minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights.

(3)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

(4)	The ratio is calculated by dividing total shareholders’ equity minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights by the sum of total assets minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Bank Mutual Corporation (which we sometimes refer to as “we” or the “Company”) is a federally-registered unitary savings and loan bank holding company which holds all of the outstanding shares of Bank Mutual, a federal savings bank (“Bank Mutual” or the “Bank”).
Comparisons of Financial Condition at December 31, 2007 and 2006
     Assets
Bank Mutual Corporation’s total assets at December 31, 2007, were $3.49 billion as compared to $3.45 billion at December 31, 2006. Total assets increased slightly in 2007 primarily as a result of growth in securities available-for-sale, partially offset by decreases in cash and cash equivalents, loans receivable and other assets.
Cash and cash equivalents decreased $6.5 million in 2007 primarily as a result of a decrease in cash and due from banks at December 31, 2007. The interest-earning deposits increase was the result of improved collection efforts of cash items.
Investment securities available-for-sale increased $51.2 million during 2007 as a result of purchasing additional investment securities and an increase in market value.
Mortgage-related securities available-for-sale increased $35.1 million in 2007 primarily as a result of purchasing additional mortgage-related securities and an increase in market value, partially offset by repayments. The current portfolio has a weighted average yield of approximately 4.73% at December 31, 2007. At December 31, 2007, we had $180.6 million of private label collateralized mortgage obligations (“CMOs”) in our investment portfolio. Our private label CMOs have primarily fixed and adjustable rate one- to four- family mortgage loans as their underlying collateral. Private label CMOs have more credit risk than government agency CMOs. See “Business — Investment Activities Item 1.”
The following table sets forth our mortgage, consumer and commercial loan originations and purchases:

	During the year ended December 31,
	2007	2006
	(In thousands)
Originations:
Mortgage loans
One- to four- family	$195,923	$208,524
Multi-family and commercial real estate	200,304	138,772
Consumer loans	119,319	158,690
Commercial business loans	45,862	42,888

Total loans originated	561,408	548,874

Purchases:
Mortgage loans	76,619	157,399

Total loans originated and purchased	$638,027	$706,273

Loan originations increased $12.5 million in 2007 as compared to loan originations in 2006, primarily as a result of increased emphasis on loan originations. In 2007 one-to four- family loan originations decreased $12.6 million, or 6.0% and consumer loans decreased $39.4 million, or 24.8% because of higher interest rates, reduced home purchases and a slowing economy. Multi-family and commercial real estate loan origination increased $61.5 million, or 44.3% primarily due to the increased emphasis on originations. A majority of the consumer loan originations continued to be first and second mortgage loans. In addition, as we previously disclosed, we discontinued the origination of auto loans through SFC, our 50%-owned subsidiary, in May 2006. We decreased our purchases of mortgage loans during 2007 as a result of the opportunity for higher yields on investments and other loan originations. Properties securing all of the 2007 purchased mortgage loans are located in Wisconsin.

Commercial business loan originations increased $3.0 million or 6.9% in 2007 primarily as a result of the increased emphasis on commercial lending. We anticipate that we will continue our emphasis on commercial loans, investment real estate and to aid our asset and liability management and to aid in our overall profitability, although with somewhat more risk than traditional mortgage products.
Loans held for sale at December 31, 2007 as compared to December 31, 2006 increased $4.2 million as a result of increased fixed rate mortgage loan originations and our policy to sell most of the 15, 20 and 30 year fixed rate mortgage loans. In the second quarter of 2006, we began to retain certain 20 and 30 year fixed interest rate mortgage loans because those loans had characteristics which historically have indicated that they will be outstanding for a relatively short period of time.
Loans receivable decreased $29.8 million in 2007 as a result of a decrease in the one-to four-family, construction and development mortgage and consumer loan portfolios. The one-to four-family mortgage loan portfolio decreased $64.6 million, or 5.8% primarily as a result of increased fixed rate mortgage loan sales and reduced mortgage loan purchases from third parties and increased adjustable interest rate mortgage loan originations which are retained in the portfolio.
The multi-family portfolio increased $48.9 million or 31.0% primarily as a result of increased multi-family originations. Management continues to emphasize this portion of the loan portfolio. Specifically, we increased the number of loan officers.
Construction and development mortgage loans decreased $16.9 million or 9.0% primarily as a result of decreased one- to four-family and multi-family construction loan originations.
The commercial real estate portfolio increased $35.4 million or 21.2% primarily as a result of increased loan originations.
The consumer loan portfolio decreased $51.7 million or 12.0% primarily as a result of reduced consumer loan originations and the discontinuance of automobile originations through SFC. Historically, consumer loan originations decrease as residential mortgage loan originations decrease since many of our consumer loans are second mortgage loans and most second mortgages are cross-sold at the time of the first mortgage loan origination. In addition in May of 2006, we discontinued originating indirect automobile loans through our 50%-owned subsidiary, SFC. This decision decreased our automobile loan originations and the outstanding automobile loan portfolio and was in response to more profitable loan or investment alternatives.
The commercial business loan portfolio increased $1.7 million or 3.3% primarily as a result of increased emphasis on the commercial business loan program. The competition to acquire and retain large commercial loans has also been intense with some of our commercial customers receiving interest rate offerings that we chose not to match. As a result, those loans were paid off or not originated.
Management expects to continue to emphasize consumer, non-residential mortgage loan, multi-family loan, and commercial business loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans.
Goodwill resulted from the acquisitions of First Northern Capital Corp. (“First Northern”) in 2000 and First Federal Bancshares of Eau Claire (“First Federal”) in 1997. Under the Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” goodwill is tested at least annually for impairment. If goodwill is determined to be impaired, it will be expensed in the period in which it became impaired. No impairment of goodwill occurred in 2007, 2006 or 2005.
Other intangible assets are composed of core deposit base intangibles which were also the result of the First Northern and First Federal acquisitions. Other intangible assets are amortized over their expected life and tested for impairment at least annually.
Mortgage servicing rights are established on mortgage loans that we originate and sell. See "—Significant Accounting Policies” and “—Comparisons of Operating Results for Years Ended December 31, 2007 and 2006—Noninterest Income” below for a further discussion of mortgage servicing rights.

Other assets are comprised of the following:

	At December 31,
	2007	2006
	(In thousands)
Accrued Interest:
Mortgage-related securities	$4,463	$4,207
Investment securities	687	12
Loans receivable	9,475	9,288

Total accrued interest	14,625	13,507
Foreclosed properties and repossessed assets	3,687	1,231
Premises and equipment	51,628	50,515
Federal Home Loan Bank stock, at cost	46,092	45,876
Bank owned life insurance	48,871	46,430
Prepaid and other	22,608	46,801

	$187,511	$204,360

Our foreclosed properties and repossessed assets increased to $3.7 million and non-performing loans decreased to $12.9 million at December 31, 2007 as compared to $1.2 million and $14.5 million at December 31, 2006, respectively. The decrease in non-performing loans was primarily due to the repayment of one non-performing commercial business loan in the first quarter of 2007. We believe that we continue to have good asset quality, particularly in our residential portfolio, and the homes, boats, recreational vehicles and other items that have been repossessed, are small in dollar amount in comparison to the size of our loan portfolio.
Premises and equipment increased $1.1 million in 2007 primarily as a result of adding two new offices. We anticipate that up to two new bank offices will be established in 2008. One effect of these new bank offices will be an increase to our premises and equipment depreciation expense.
Federal Home Loan Bank (“FHLB”) of Chicago stock increased $216,000 because we purchased shares. FHLB of Chicago stock is redeemable at par. The FHLB of Chicago requires that its members own FHLB of Chicago stock as a condition for borrowing, and we increased our ownership because of increased borrowings outstanding. The FHLB of Chicago generally pays dividends not to exceed 90% of its adjusted core income, which is net income excluding gains or losses from non-recurring events. In 2007 the FHLB Chicago paid dividends on it’s stock during the first three quarters that equaled approximately 2.9% or $998,000 in the aggregate, but suspended dividends in the fourth quarter of 2007 and so far the first quarter of 2008. This suspension of dividends was due the FHLB Chicago entering into a memorandum of understanding with its primary regulator the Federal Housing Finance Board (“the Board”) which among other things restricted the dividends that the FHLB Chicago could pay without prior approval of the Board. See “Notes to Consolidated Financial Statements—Note 7. Borrowings.”
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
Prepaid and Other decreased primarily due to the settlement of a security purchased at December 31, 2006.

     Liabilities
Deposits decreased $45.7 million in 2007 primarily as a result of an a decrease in certificates of deposit accounts, offset by a small increase in core deposit accounts, offset by a reduction in jumbo certificates of deposit and core deposits. At December 31, 2007, wholesale and jumbo CD deposits were $97.9 million as compared to $209.5 million at December 31, 2006. We utilize wholesale and jumbo deposits in lieu of retail deposits when they cost less, fit a specific maturity period or when deposits are needed very quickly. Our retail certificates of deposit increased $60.8 million and our core deposits (checking, savings and money market accounts) increased $5.1 million as a result of new offices and increased marketing efforts.
Our borrowings increased $207.4 million in 2007, as a result of our stock repurchase program and to a lesser degree to purchase additional available-for-sale securities. At December 31, 2007 $856 million of the total $912.5 million borrowings have a fixed interest rate but after an initial period of 6 months to 2 years can be called by the FHLB Chicago quarterly. While we expect that we would be able to refinance these borrowings with the FHLB, we cannot provide any assurances that we could do so or as to the terms on which any such refinancing could be made.
     Shareholders’ Equity
Shareholders’ equity decreased $103.7 million in 2007 primarily as a result of the repurchase of shares, and dividends paid in 2007 offset by our net earnings.
We repurchased 10,820,448 shares in 2007 at an average price of $11.15 per share. On Deember 17, 2007, we modified the existing stock repurchase plan to allow us to repurchase an additional 2.0 million shares. Our existing repurchase plan, at December 31, 2007, had approximately 2.2 million shares authorized but not yet repurchased. In 2008, through February 29th, we have repurchased 1,627,500 shares, at an average price of $10.8681 per share. At February 29, 2008, we had 609,600 shares remaining to repurchase in our existing stock repurchase plan.
We increased our quarterly cash dividend to $0.08 per share for the first and second quarter of 2007, and again increased our cash dividend to $0.085 per share for the third and fourth quarter of 2007. The dividend payout ratio for 2007 was 100.7%, and total dividends paid during the year were $17.2 million. In February 2008, we further increased our quarterly dividend to $0.09 per share. Total dollars paid in dividends will not increase proportionately as a result of our share repurchases.
Accumulated other comprehensive income increased $9.4 million in 2007 primarily as a result of the increased fair market value of our mortgage-related securities. Accumulated other comprehensive income reflects the difference between the net current value of securities available for sale and the book value of those securities, net of tax, and any unfunded supplemental non-qualified benefit plan obligation, net of tax.
Our shareholders’ equity to total assets ratio at December 31, 2007 was 12.3% as compared to 15.5% at December 31, 2006.

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

	AVERAGE BALANCE SHEET, INTEREST AND RATE PAID
	Years ended December 31,
	2007				2006				2005
			Interest	Average			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
	(Dollars in thousands)
Assets:
Interest-Earning Assets (1):
Loans receivable, net	$2,016,225		$122,608	6.08%	$2,042,534		$118,175	5.79%	$1,970,990		$107,553	5.46%
Mortgage-related securities	1,130,780		52,518	4.64	1,134,822		50,017	4.41	1,217,647		51,721	4.25
Investment securities (2)	118,625		4,871	4.11	101,987		3,762	3.69	113,670		4,168	3.67
Interest-earning deposits	9,186		430	4.68	10,882		483	4.44	11,796		356	3.02
Federal funds	39,596		2,041	5.15	28,581		1,434	5.02	10,623		412	3.88

Total interest-earning assets	3,314,412		182,468	5.50	3,318,806		173,871	5.24	3,324,726		164,210	4.94
Noninterest-earning assets	197,212				146,649				161,927

Total average assets	3,511,624				$3,465,455				$3,486,653

Liabilities and Equity:
Interest-Bearing Liabilities:
Savings deposits	$194,887		924	0.47	$215,525		923	0.43	$244,954		1,048	0.43
Money market accounts	267,338		8,500	3.18	258,307		7,620	2.95	283,958		5,548	1.95
Interest-bearing demand accounts	161,652		351	0.22	163,446		351	0.21	168,962		369	0.22
Time deposits	1,381,480		66,236	4.79	1,368,166		59,818	4.37	1,191,364		42,371	3.56

Total deposits	2,005,357		76,011	3.79	2,005,444		68,712	3.43	1,889,238		49,336	2.61
Advance payment by borrowers for taxes and insurance	19,493		22	0.11	19,588		24	0.12	19,412		26	0.13
Borrowings	869,110		37,738	4.34	785,861		30,355	3.86	862,649		27,869	3.23

Total interest-bearing liabilities	2,893,960		113,771	3.93	2,810,893		99,091	3.52	2,771,299		77,231	2.79

Noninterest-Bearing Liabilities
Noninterest-bearing deposits	92,810				96,308				103,762
Other noninterest- bearing liabilities	45,854				29,364				32,369

Total noninterest- bearing liabilities	138,664				125,672				136,131

Total liabilities	3,032,624				2,936,565				2,907,430
Equity	479,000				528,890				579,223

Total average liabilities and equity	$3,511,624				$3,465,455				$3,486,653

Net interest income and net interest rate spread (3)			$68,697	1.57			$74,780	1.72			$86,979	2.15

Net interest-earning assets and net interest margin(4)	$420,452			2.07%	$507,913			2.25%	$553,427			2.62%

Average interest-earnings assets to average interest- bearing liabilities	1.15	x			1.18	x			1.20	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	FHLB stock is included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average cost on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing net interest income by total interest-earning assets.

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

	Year Ended December 31,
	2007 Compared to 2006
	Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(1,430)	$5,863	$4,433
Mortgage-related securities	(101)	2,602	2,501
Investment securities	655	454	1,109
Interest-earning deposits	(78)	25	(53)
Federal funds	567	40	607

Total	(387)	8,984	8,597

Interest-bearing liabilities:
Savings deposits	(81)	82	1
Money market deposits	272	608	880
Interest-bearing demand deposits	(4)	4	—
Time deposits	587	5,831	6,418
Advance payment by borrowers for taxes and insurance	—	(2)	(2)
Borrowings	3,397	3,986	7,383

Total	4,171	10,509	14,680

Net change in net interest income	$(4,558)	$(1,525)	$(6,083)

	Year Ended December 31,
	2006 Compared to 2005
	Increase (Decrease) Due To
	Volume (1)	Rate (2)	Net (3)
		(In thousands)
Interest-earning assets:
Loans receivable	$3,971	$6,651	$10,622
Mortgage-related securities	(3,605)	1,901	(1,704)
Investment securities	(431)	25	(406)
Interest-earning deposits	(30)	157	127
Federal funds	902	120	1,022

Total	807	8,854	9,661

Interest-bearing liabilities:
Savings deposits	(125)	—	(125)
Money market deposits	(538)	2,610	2,072
Interest-bearing demand deposits	(12)	(6)	(18)
Time deposits	6,859	10,588	17,447
Advance payment by borrowers for taxes and insurance	—	(2)	(2)
Borrowings	(2,632)	5,118	2,486

Total	3,552	18,308	21,860

Net change in net interest income	$(2,745)	$(9,454)	$(12,199)

Comparisons of Operating Results for Years Ended December 31, 2007 and 2006
          General
Net income was $17.1 million or $0.31 diluted earnings per share for 2007 as compared to $20.6 million or $0.34 diluted earnings per share for 2006. The decrease in net income was primarily the result of decreased net interest margin which reflects the increased cost of borrowings and deposits. This net interest margin decrease was partially offset by an increase in total interest income which resulted from the increased yield on the loan and investment portfolio. Per share earnings decreased by a lesser percentage as a result of our share repurchases.
          Net Interest Income
Net interest income for 2007 decreased $6.1 million, or 8.1%, to $68.7 million as compared to $74.8 million for 2006. Net interest income decreased primarily as the result of a decreased net interest margin. The net interest margin for 2007 was 2.07% as compared to 2.25% for 2006.
The decrease in the net interest margin for 2007 was primarily the result of the rising cost of deposits, stock repurchases, and a flattening and inversion of the yield curve. The flattened or inverted yield curve reduces our ability to price loan offerings and reprice existing loans and investments at interest rates that would allow us to increase the yield on the loan portfolio faster than the increase in the cost of funds, thus compressing the net interest margin. Stock repurchases reduce capital (which is non-interest bearing) by means of either borrowing (an interest bearing liability) or a reduction in an interest earning asset, thereby compressing the net interest margin.
          Total Interest Income
Total interest income for 2007 increased $8.6 million, or 4.9%, to $182.5 million as compared to $173.9 million for 2006. The increase was primarily due to an increase in the yield on loans and investments partially offset by a decrease in the dollar amount of their average outstanding balances.
Interest income on loans increased $4.4 million, or 3.75%, to $122.6 million as compared to $118.2 million for 2006. The increase was primarily due to an increase in the yield on loans partially offset by a decrease in the dollar amount of their average outstanding balances. The one-to-four family mortgage loan portfolio decreased $64.6 million, the construction and development loan portfolio decreased $16.9 million and the consumer loan portfolio decreased $51.7 million, which were partially offset by the multifamily loan portfolio increase of $48.9 million, the commercial real estate loan portfolio increase of $35.4 million and the commercial business loans portfolio increase of $1.7 million. The average yield on the total loan portfolio increased to 6.08% in 2007 from 5.79% in 2006.
Interest income on investment securities increased $1.1 million, or 29.5%, as a result of increased average investment securities outstanding and by an increase in the average yield earned on those investments.
Interest income on mortgage-related securities increased $2.5 million, or 5.0%, in 2007 as a result an increase in the average yield on the mortgage-related security portfolio partially offset by a decrease in the average outstanding balances in this portfolio. Although the average outstanding balance decreased, the actual balance at December 31, 2007 increased, this is due to purchasing new mortgage-related securities later in the year. The increase in the average yield on the mortgage-related securities was the result of purchasing new mortgage-related securities at interest rates that were higher than the existing yield on the portfolio.
Interest income on interest-earning deposits (which includes federal funds sold) increased $554,000 to $2.5 million in 2007 as a result of the increased dollar amount in federal funds and increased yield on those interest-earning deposits. At times throughout 2007, we increased short-term investments primarily in anticipation of repurchasing additional shares of our stock.
          Total Interest Expense
Total interest expense increased $14.7 million or 14.8% to $113.8 million for 2007 as compared to 2006. The increase was the result of growth in average borrowings and increased average cost of deposits and borrowings. Average deposits decreased slightly in 2007. The average cost of deposits and borrowings were 3.93% in 2007 as compared to 3.52% in 2006.

Interest expense on deposits increased $7.3 million or 10.6% to $76.0 million for 2007 as compared to $68.7 million for 2006. The average cost of deposits for 2007 increased to 3.79% as compared to 3.43% for 2006. From June 2004 through June 2006 the Federal Reserve Federal Open Market Committee increased the Federal Funds target rate 17 times for an aggregate increase of 425 basis points. Beginning in August 2007, it decreased the Federal Funds target rate six times for an aggregate decrease of 275 basis points. An environment of changing interest rates can make it difficult for us to coordinate the timing and amount of changes in the rates of interest we pay (such as on deposits and borrowings) with the rates of interest we earn (such as on loans and securities). Since the period of frequent interest rate increases and decreases began in mid-2004, in many circumstances we have been unable to offset, in a similar time frame, the changes in the interest rates we pay with those that we earn.
Interest expense on borrowings increased $7.4 million or 24.2% to $37.7 million for 2007 as compared to $30.4 million for 2006. The increase was the result of increased average cost of borrowings throughout 2007 and by an increase in average borrowings outstanding. Average borrowings increased in 2007 primarily because we repurchased our stock. The average cost of borrowings increased in 2007 primarily as a result of increased market interest rates on new or refinanced borrowings.
          Provision for (Recovery of) Loan Losses
The provision for (recovery of) loan losses decreased $904,000 in 2007 primarily as a result of the repayment of one non-performing loans for which a specific allowance had been established.
The total allowance for losses at December 31, 2007 was $11.8 million, or 91.0% of nonperforming loans as compared to $12.6 million, or 86.7% of nonperforming loans at December 31, 2006. The decrease was primarily the result of the loan loss recovery of a specific allowance for loss partially offset by increased net charge-offs in 2007 and reduced charge-offs. Net charge-offs for 2007 were $528,000 as compared to $148,000 in 2006. The total loan loss allowance to total loans was 0.59% at December 31, 2007 as compared to 0.62% at the end of 2006.
Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in nonperforming loans, economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimatable losses inherent in the loan portfolio. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowances as those portfolios carry a higher risk of loss. See also “Asset Quality” in Item 1, which is incorporated by reference, for certain other factors that may affect our provisions for loan losses on a go forward basis.
          Noninterest Income
Total noninterest income increased $3.4 million or 19.3% to $21.0 million as compared to $17.6 million for 2006. The increase was primarily the result of increased income on bank owned life insurances and service charges on deposits partially offset by decreased gains on the sale of investments and loans.
Service charges on deposits increased $527,000 in 2007 primarily as a result of increased pricing of deposit service charges partially offset by a decrease in the number of checking accounts and an increased customer utilization of on-line banking and check cards. On-line banking and real time check card purchase authorizations have allowed customers to manage their accounts better and reduce their service charge fees.
Brokerage and insurance commissions increased $217,000 in 2007 primarily as a result of increased customer securities and annuity sales.
Loan fees and servicing revenue increased slightly in 2007, primarily as a result of increased loan servicing fees partially offset by increased amortization of mortgage servicing rights and decreased other fees on loans. Amortization of mortgage servicing rights follows repayments or prepayments of the underlying loans so as prepayments decrease so will the amortization of mortgage servicing rights or vice-versa. There were no resulting impairments to the mortgage servicing rights in 2007. Mortgage servicing rights normally become impaired from increased prepayments on mortgage loans which reduces the anticipated servicing fee income over the life of the loan.

Gains (loss) on investments decreased $1.9 million in 2007 as a result of the realization of a $1.2 million other-than-temporary impairment on the investment in two mutual funds that invest in mortgage-related securities.
Real estate investment partnership income was recognized for the first time in 2007. It represents the net sales price of approximately 30 acres of land sold by Arrowood Development. The cost of sales is included in Noninterest expense and the Minority Interest in income of real estate operations is on a separate line in the Consolidated Statements of Income.
Gains on the sales of loans increased $346,000 in 2007 as a result of increased fixed rate mortgage loan sales. Loan sales in 2007 were $102.9 million as compared to $89.5 million in 2006.
Other income increased $2.8 million in 2007 primarily as the result of increased fees earned on check cards (debit cards), income on Bank owned life insurance (which we purchased an additional $25.0 million in December of 2006), and a one-time adjustment to the amortization of deferred costs as reported to us by our 50% owned subsidiary Savings Financial Corporation.
          Noninterest Expense
Total noninterest expense increased $2.2 million or 3.6% to $63.5 million in 2007 primarily as a result of increases in compensation, payroll taxes and other employee benefits, occupancy and equipment and other expenses in addition to the first time recognition of the cost of sales attributable to the sale by Arrowood Development discussed above in the noninterest income section.
Compensation expense increased $766,000 in 2007 primarily due to increases in compensation and related payroll taxes, increases in employee health insurance partially offset by the completion of vesting of stock options and restricted stock grants under the 2001 Stock Incentive Plan in 2006.
Occupancy and equipment expense increased $738,000 in 2007 primarily due to increases in occupancy due to opening of new offices over the last few years, a slight increase in data processing expense partially offset by a decrease in equipment depreciation.
Other expenses increased $83,000 or 0.7% in 2007, primarily as a result of increases in marketing expense and to a lesser extent miscellaneous other expenses, partially offset by a decrease in courier expense due to our changing to imaging checks and forms and transmitting them electronically to the corporate headquarters.
          Income Taxes
The effective tax rate for 2007 was 34.2%, as compared to an effective tax rate of 32.3% in 2006. These rates were affected by the increase in 2007 income from Bank owned life insurance which is not included in taxable income and the reduction of $812,000 in 2006, income tax expense which was primarily a result of a refund of federal income taxes paid in prior years.
Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets and loans, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out of state subsidiaries of Wisconsin banks. The Department has asserted the position that some or all of the income of the out of state subsidiaries is taxable in Wisconsin. The Department has conducted audits of many Wisconsin banks; its audit of Bank Mutual, has not yet been concluded, although it continues to be pursued. The Department has not asserted a claim against the Bank or its subsidiaries.
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
Depending upon the terms and circumstances or the outcome of potential litigation, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of Bank Mutual Corporation. The Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof, and that the Company would likely prevail against the Department should the Department attempt to tax the income of our Nevada subsidiaries in Wisconsin. However, we can provide no assurances of this result. We also may incur further costs in the future to address these issues.

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
The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity (a)	$732,690	$—	$—	$—	$732,690
Certificates of deposits (a)	1,076,140	288,536	15,602	—	1,380,278
Borrowed funds (b)	1,025	—	100,000	811,434	912,459
Operating leases	1,270	1,504	824	1,297	4,895
Purchase obligations	2,160	2,880	—	—	5,040
Deferred retirement plans and deferred compensation plans	649	2,030	2,594	9,108	14,381

(a)	Excludes interest to be paid in the periods indicated.

(b)	Includes $866.0 million of borrowings that contain quarterly call features after an initial locked interest rate period of 6 months to 2 years.
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
The following table details the amounts and expected maturities of significant off balance sheet commitments as of December 31, 2007. Further discussion of these commitments is included in the “Notes to the Consolidated Financial Statements – Note 13. Financial Instruments with Off-Balance Sheet Risk.”

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$9,320	$—	$—	$—	$9,320
Residential real estate	28,520	—	—	—	28,520
Revolving home equity and credit card lines	153,553	—	—	—	153,553
Standby letters of credit	75	—	—	60	135
Commercial letters of credit	20,167	—	—	—	20,167
Unused commercial lines of credit	6,131	—	—	—	6,131
Net commitments to sell mortgage loans	10,469	—	—	—	10,469
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

—	Another valuation that requires our judgment relates to mortgage servicing rights. Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. The total cost of loans sold is bifurcated between the loan balance and the servicing asset based on their relative fair values. The capitalized value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

—	We also use our judgment in the valuation of other intangible assets (core deposit base intangibles). Core deposit base intangible assets have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. We currently estimate the underlying core deposits have lives of seven to fifteen years. If we find these deposits have a shorter life, we will have to write down the asset by expensing the amount that is impaired.

—	We review goodwill at least annually for impairment, which requires the use of our judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

—	The assessment of our tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions, regulatory actions or interpretations, or changes in positions of federal and state taxing authorities will not differ from management’s current assessment. The impact of these matters could be significant to the consolidated results of operations and reported earnings.

Quarterly Financial Information
The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2007
Interest income	$44,415	$45,716	$45,958	$46,379
Interest expense	27,336	28,476	28,920	29,039

Net interest income	17,079	17,240	17,038	17,340
Provision for loan losses	(929)	51	388	218

Net income after provision for loan losses	18,008	17,189	16,650	17,122
Total noninterest income	4,945	6,630	5,003	4,384
Total noninterest expense	15,876	16,386	16,007	15,275

Minority interest in income of real estate operations	–	391	–	1

Income before income taxes	7,077	7,042	5,646	6,230
Income taxes	2,370	2,439	1,923	2,160

Net income	$4,707	$4,603	$3,723	$4,070

Earnings per share — Basic	$0.08	$0.08	$0.07	$0.08

Earnings per share — Diluted	$0.08	$0.08	$0.07	$0.08

Cash dividend paid per share	$0.08	$0.08	$0.085	$0.085

2006
Interest income	$41,638	$43,618	$44,498	$44,117
Interest expense	22,230	24,105	25,591	27,165

Net interest income	19,408	19,513	18,907	16,952
Provision for loan losses	63	56	178	335

Net income after provision for loan losses	19,345	19,457	18,729	16,617
Total noninterest income	4,376	4,117	4,629	4,446
Total noninterest expense	15,463	15,090	15,429	15,329

Income before income taxes	8,258	8,484	7,929	5,734
Income taxes	2,892	3,005	2,814	1,097

Net income	$5,366	$5,479	$5,115	$4,637

Earnings per share — Basic	$0.09	$0.09	$0.09	$0.08

Earnings per share — Diluted	$0.09	$0.09	$0.09	$0.08

Cash dividend paid per share	$0.07	$0.07	$0.075	$0.075

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
Historically, our lending activities have been concentrated in one- to four-family first and second mortgage loans. Our primary source of funds has been deposits and borrowings, consisting primarily of time deposits and borrowings which have substantially shorter terms to maturity than the loan portfolio. We have employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:
•	emphasizing the origination of adjustable rate and certain 15-year fixed rate mortgage loans for our portfolio, and selling certain 15, 20, and 30 year fixed rate mortgage loans;

•	maintaining a significant level of investment securities and mortgage-related securities with a weighted average life of less than eight years or with interest rates that reprice in less than five years; and

•	managing deposits and borrowings to provide stable funding.
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
At December 31, 2007, based on the assumptions below, our interest-earning assets maturing or repricing within one year exceeded our interest-bearing liabilities maturing or repricing within the same period by $42.5 million. This represented a positive cumulative one-year interest rate sensitivity gap of 1.22%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 103.0%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
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

	At December 31, 2007
	Within	Three to	More Than	More Than	Over
	Three	Twelve	One Year -	Three Years -	Five
	Months	Months	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$56,513	$127,148	$227,712	$89,811	$105,844	$607,028
Adjustable	153,334	388,305	350,096	68,148	308	960,191
Consumer loans	70,868	82,151	131,920	50,417	43,581	378,937
Commercial and industrial loans	31,359	21,031	1,025	26	184	53,625
Interest-earning deposits	2,714	—	—	—	—	2,714
Investment securities	47,990	37,000	14,270	—	—	99,260
Mortgage-related securities:
Fixed	87,154	227,647	335,180	156,994	197,151	1,004,126
Adjustable	106,787	—	—	—	—	106,787
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	602,811	883,282	1,060,203	365,396	347,068	3,258,760

Noninterest-bearing and interest- bearing liabilities:
Noninterest-bearing demand accounts	4,605	12,551	25,786	17,509	37,055	97,506
Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	8,076	22,012	45,224	30,708	64,952	170,972
Savings accounts	9,113	24,699	50,016	33,257	66,671	183,756
Money market accounts	280,097	—	—	—	—	280,097
Time deposits	453,134	625,447	267,155	15,386	—	1,361,122
Advance payments by borrowers for taxes and insurance	—	1,815	—	—	—	1,815
Borrowings	1,261	738	603,120	102,347	204,993	912,459

Total interest-bearing liabilities	756,286	687,262	991,301	199,207	373,671	3,007,727

Interest rate sensitivity gap	$(153,475)	$196,020	$68,902	$166,189	$(26,603)	$251,033

Cumulative interest rate sensitivity gap	$(153,475)	$42,545	$111,447	$277,636	$251,033

Cumulative interest rate sensitivity gap as a percentage total assets	(4.40)%	1.22%	3.20%	7.96%	7.20%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	79.71%	102.95%	104.58%	110.54%	108.35%
The methods used in the previous table have some inherent shortcomings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable rate loans, have features which limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable rate loans may decrease if interest rates increase.

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2007. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)
+300	$304,780	$(187,459)	(38.1)%	9.29%	(33.2)%
+200	382,698	(109,541)	(22.3)	11.35	(18.4)
+100	452,235	(40,004)	(8.1)	13.08	(5.9)
0	492,239	—	—	13.91	—
-100	412,960	(79,279)	(16.1)	11.53	(17.1)
-200	345,583	(146,656)	(29.8)	9.55	(31.3)
-300	267,760	(224,479)	(45.6)	7.33	(47.3)
As in the case of the gap analysis table, the methods we used in the table above have some inherent shortcomings. This type of modeling requires that we make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we make assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. We also assume that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The table assumes that we will take no action in response to the changes in interest rates, when in practice rate changes on certain products, such as savings deposits, may lag market changes. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the present value of the equity model may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our present value of equity.

Item 8. Financial Statements and Supplementary Data
Report of Ernst & Young LLP, on Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bank Mutual Corporation
We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Bank Mutual Corporation and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bank Mutual Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 5, 2008

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31
	2007	2006
	(In Thousands)
Assets
Cash and due from banks	$36,235	$44,438
Interest-earning deposits	2,714	1,022

Cash and cash equivalents	38,949	45,460
Securities available-for-sale, at fair value:
Investment securities	99,450	48,290
Mortgage-related securities	1,099,922	1,064,851
Loans held for sale	7,952	3,787
Loans receivable, net	1,994,556	2,024,325
Goodwill	52,570	52,570
Other intangible assets	2,428	3,089
Mortgage servicing rights	4,708	4,653
Other assets	187,511	204,360

	$3,488,046	$3,451,385

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,112,968	$2,158,641
Borrowings	912,459	705,025
Advance payments by borrowers for taxes and insurance	1,815	2,199
Other liabilities	27,859	49,223

	3,055,101	2,915,088

Minority interest in real estate development	2,910	2,518

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2007 and 2006
Issued and outstanding – none in 2007 and 2006	—	—
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2007 and 2006
Issued – 78,783,849 shares in 2007 and 2006
Outstanding – 49,834,756 shares in 2007 and 60,277,087 in 2006	788	788
Additional paid-in capital	498,408	496,302
Retained earnings	273,330	273,454
Unearned ESOP shares	(2,166)	(3,066)
Accumulated other comprehensive income	(6,069)	(15,426)
Treasury stock – 28,949,093 shares in 2007 and 18,506,762 in 2006	(334,256)	(218,273)

Total shareholders’ equity	430,035	533,779

	$3,488,046	$3,451,385

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2007	2006	2005
	(In Thousands, Except Per Share Amounts)
Interest income:
Loans	$122,608	$118,175	$107,553
Investment securities	4,871	3,762	4,168
Mortgage-related securities	52,518	50,017	51,721
Interest-earning deposits	2,471	1,917	768

Total interest income	182,468	173,871	164,210

Interest expense:
Deposits	76,011	68,712	49,336
Borrowings	37,738	30,355	27,869
Advance payments by borrowers for taxes and insurance	22	24	26

Total interest expense	113,771	99,091	77,231

Net interest income	68,697	74,780	86,979
Provision for (recovery of) loan losses	(272)	632	541

Net interest income after provision for loan losses	68,969	74,148	86,438

Noninterest income:
Service charges on deposits	6,612	6,085	4,810
Brokerage and insurance commissions	2,617	2,400	2,470
Loan related fees and servicing revenue	1,560	1,550	1,364
Gain on sales of loans	1,478	1,132	1,863
Gains (losses) on investments	(1,228)	694	1,785
Real estate investment partnership income	1,422	—	—
Other	8,500	5,707	5,149

Total noninterest income	20,961	17,568	17,441

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	38,234	37,468	37,673
Occupancy and equipment	11,277	10,539	10,581
Amortization of other intangible assets	661	661	661
Real estate investment partnership cost of sales	645	—	—
Other	12,726	12,643	11,922

Total noninterest expenses	63,543	61,311	60,837
Minority interest in income of real estate operations	392	—	—

Income before income taxes	25,995	30,405	43,042
Income taxes	8,892	9,808	15,016

Net income	$17,103	$20,597	$28,026

Per share data:
Earnings per share – basic	$0.32	$0.35	$0.44

Earnings per share – diluted	$0.31	$0.34	$0.43

Cash dividends per share paid	$0.33	$0.29	$0.25

See accompanying notes to consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares
	(In Thousands, Except Per Share Amounts)
Balances at January 1, 2005	$788	$495,858	$258,110	$(4,865)
Comprehensive income:
Net income	—	—	28,026	—
Other comprehensive income
Net unrealized loss on securities available-for-sale, net of deferred income tax liability of $7,663	—	—	—	—
Minimum pension liability, net of deferred income tax benefit of $411	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	2,748	—	899
Exercise of stock options	—	(1,017)	—	—
Amortization of deferred compensation	—	—	—	—
Cash dividends ($0.25 per share)	—	—	(16,223)	—

Balances at December 31, 2005	$788	$497,589	$269,913	$(3,966)
Impact of adoption of SAB No. 108	—	—	(1,101)	—
Comprehensive income:
Net income	—	—	20,597	—
Other comprehensive income
Net unrealized gain on securities available-for-sale, net of deferred income tax benefit of $622	—	—	—	—
Pension asset, net of deferred income tax liability of $457	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	2,977	—	—
Exercise of stock options	—	(2,557)	—	—
Share based payments	—	5,248	—	900
Impact of adoption of SFAS No. 123R	—	(6,955)	—	—
Cash dividends ($0.29 per share)	—	—	(15,955)	—

Balance at December 31, 2006	$788	$496,302	$273,454	$(3,066)
Comprehensive income:
Net income	—	—	17,103	—
Other comprehensive income
Net unrealized gain on securities available-for-sale, net of deferred income tax liability of $5,199	—	—	—	—
Pension asset, net of deferred income tax liability of $349	—	—	—	—
Total comprehensive income
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	2,843	—	900
Exercise of stock options	—	(3,001)	—	—
Share based payments	—	2,264	—	—
Cash dividends ($0.33 per share)	—	—	(17,227)	—

Balance at December 31, 2007	$788	$498,408	$273,330	$(2,166)

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Accumulated Other	Unearned
	Comprehensive	Deferred	Treasury
	Income (Loss)	Compensation	Stock	Total
	(In Thousands, Except Per Share Amounts)
Balances at January 1, 2005	$(4,844)	$(10,076)	$(64,517)	$670,454
Comprehensive income:
Net income	—	—	—	28,026
Other comprehensive income
Net unrealized loss on securities available-for-sale, net of deferred income tax liability of $7,663	(13,116)	—	—	(13,116)
Minimum pension liability, net of deferred income tax benefit of $411	614	—	—	614

Total comprehensive income	—	—	—	15,524
Purchase of treasury stock	—	—	(134,542)	(134,542)
Committed ESOP shares	—	—	—	3,647
Exercise of stock options	—	—	3,410	2,393
Amortization of deferred compensation	—	3,121	—	3,121
Cash dividends ($0.25 per share)	—	—	—	(16,223)

Balances at December 31, 2005	$(17,346)	$(6,955)	$(195,649)	$544,374
Impact of adoption of SAB No. 108	—	—	—	(1,101)
Comprehensive income:
Net income	—	—	—	20,597
Other comprehensive income
Net unrealized gain on securities available-for-sale, net of deferred income tax benefit of $622	1,214	—	—	1,214
Pension asset, net of deferred income tax liability of $457	706	—	—	706

Total comprehensive income	—	—	—	22,517
Purchase of treasury stock	—	—	(27,828)	(27,828)
Committed ESOP shares	—	—	—	2,977
Exercise of stock options	—	—	5,249	2,692
Share based payments	—	—	(45)	6,103
Impact of adoption of SFAS No. 123R	—	6,955	—	—
Cash dividends ($0.29 per share)	—	—	—	(15,955)

Balance at December 31, 2006	$(15,426)	$—	$(218,273)	$533,779
Comprehensive income:
Net income	—	—	—	17,103
Other comprehensive income
Net unrealized gain on securities available-for-sale, net of deferred income tax liability of $5,199	8,709	—	—	8,709
Pension asset, net of deferred income tax liability of $349	648	—	—	648

Total comprehensive income	—	—	—	26,460
Purchase of treasury stock	—	—	(120,687)	(120,687)
Committed ESOP shares	—	—	—	3,743
Exercise of stock options	—	—	4,830	1,829
Share based payments	—	—	(126)	2,138
Cash dividends ($0.33 per share)	—	—	—	(17,227)

Balance at December 31, 2007	$(6,069)	$—	$(334,256)	$430,035

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2007	2006	2005
	(In Thousands)
Operating activities:
Net income	$17,103	$20,597	$28,026
Adjustments to reconcile net income to net cash provided by operating activities:
Net (recovery of) provision for loan losses	(272)	632	541
Provision for depreciation	2,620	2,644	2,699
Amortization of other intangible assets	661	661	661
Net decrease (increase) in mortgage servicing rights	(55)	118	(228)
Minority interest in real estate investment partnership	391	—	—
Amortization of cost of stock benefit plans	5,881	9,080	6,768
Net (discount) premium amortization on securities	(1,894)	(826)	144
Net increase in Federal Home Loan Bank stock	—	—	(10,351)
Loans originated for sale	(107,018)	(90,988)	(141,048)
Net gain from real estate investment partnership
Proceeds from loan sales	104,331	90,645	145,586
Net gain on sale of available-for-sale securities	—	(694)	(1,785)
Other than temporary impairment of available-for-sale securities	1,228	—	—
Net gain from real estate investment partnership	(777)	—	—
Gain on sales of loans originated for sale	(1,478)	(1,132)	(1,863)
Gain on sale of real estate owned	—	(33)	(44)
Adoption of SAB 108	—	(1,101)	—
(Decrease) increase in other liabilities	(15,517)	26,616	14,049
Decrease (increase) in other assets	21,415	(44,682)	(12,941)
Increase in accrued interest receivable	(1,118)	(1,787)	(369)

Net cash provided by operating activities	25,501	9,750	29,845

Investing activities:
Net purchases of investments in mutual funds	—	(264)	(1,493)
Proceeds from maturities of investment securities	—	14,721	60,780
Purchases of investment securities	(51,270)	—	(55,428)
Purchases of mortgage-related securities	(247,428)	(198,460)	(193,857)
Principal repayments on mortgage-related securities	227,041	224,693	352,866
Proceeds from sale of investment securities	—	702	1,804
Net decrease (increase) in loans receivable	26,317	(35,894)	(115,686)
Proceeds from real estate investment partnership	1,422	—	—
Purchase of Federal Home Loan Bank stock	(216)	—	—
Redemption of FHLB stock	—	2,661	—
Proceeds from sale of foreclosed properties	949	737	1,341
Net purchases of premises and equipment	(3,722)	(5,581)	(6,345)

Net cash (used in) provided by investing activities	(46,907)	3,315	43,982

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2007	2006	2005
	(In Thousands)
Financing activities:
Net (decrease) increase in deposits	(56,070)	$65,172	$102,381
Net decrease in short-term borrowings	(175,000)	(25,000)	(87,600)
Proceeds from long-term borrowings	657,950	398,075	110,232
Repayments on long-term borrowings	(275,516)	(433,846)	(18,361)
Net decrease in advance payments by borrowers for taxes and insurance	(384)	(330)	(267)
Proceeds from exercise of stock options	1,396	1,940	2,393
Excess tax benefit from exercise of stock options	433	752	—
Cash dividends	(17,227)	(15,955)	(16,223)
Purchase of treasury stock	(120,687)	(27,828)	(134,542)

Net cash provided by (used in) by financing activities	14,895	(37,020)	(41,987)

(Decrease) increase in cash and cash equivalents	(6,511)	(23,955)	31,840
Cash and cash equivalents at beginning of year	45,460	69,415	37,575

Cash and cash equivalents at end of year	$38,949	$45,460	$69,415

Supplemental information:
Interest paid on deposits and borrowings	$102,744	$92,022	$75,100
Income taxes paid	8,187	10,786	13,040
Loans transferred to foreclosed properties and repossessed assets	3,724	1,429	538

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies
Business
Bank Mutual Corporation (the “Company”), a Wisconsin corporation, is a federally-registered unitary savings and loan bank holding company which holds all of the outstanding shares of Bank Mutual, a federal savings bank (“Bank Mutual” or the “Bank”). The Company was formed in 2003 and is the successor to a federally-chartered corporation of the same name in a transaction in which the Company converted into a fully shareholder-owned corporation. All references to the Company refer to Bank Mutual Corporation both before and after that transaction.
Bank Mutual is a federal savings bank offering a full range of financial services to customers who are primarily located in the state of Wisconsin. Bank Mutual is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential and commercial real estate loans, consumer loans, and commercial and industrial loans.
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Bank Mutual has the following wholly owned subsidiaries: BancMutual Financial & Investment Services, Inc., Mutual Investment Corporation, MC Development Ltd., and First Northern Investments Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. Bank Mutual also owns a 50% interest in two entities, Savings Financial Corporation, which is accounted for using the equity method, and Arrowood Development, LLC (“Arrowood Development”) which is a variable interest entity and is consolidated into the financial statements as required by FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46”).
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers federal funds sold and interest-bearing deposits that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2007 and 2006 was approximately $598 and $686, respectively.
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
December 31, 2007
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
Impairment of available-for-sale securities is evaluated considering numerous factors, and their relative significance varies case-by-case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of a security; and the Bank’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If , based upon an analysis of each of the above factors, it is determined that the impairment is other-than-temporary, the carrying value of the security is written down to fair value, and a loss is recognized through earnings.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
Premises and Equipment
Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives (office buildings 40 to 44 years and furniture and equipment 3 to 10 years) using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or lease terms. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is reviewed at least annually for impairment based upon guidelines specified by SFAS No. 142 — “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the lowest level segment of the business be tested and the Bank determined that the consolidated entity was the lowest segment for which details were available. Other intangible assets, primarily attributed to the customer relationships acquired, are amortized over their estimated useful lives, generally seven to fifteen years. Other intangible assets are reviewed if facts and circumstances indicate that they may be impaired.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
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
Stock Compensation
In May 2001, the Company shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), providing for restricted stock (“MRP”) awards of up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted during the year ended December 31, 2001 to employees in management positions and directors, of which 124,737 shares were subsequently forfeited. No shares were granted from the 2001 Plan during the years ended December 31, 2007 and 2006. All outstanding MRPs under the 2001 Plan were fully vested by 2006 and therefore no 2001 MRPs are outstanding at December 31, 2007. No further MRPs may be granted under the 2001 Plan.
In May 2004, the Company shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), providing for MRP awards up to 1,642,521 shares. Of these, 955,000 shares were granted during the year ended December 31, 2004, of which 16,000 shares were subsequently forfeited. The outstanding unvested 2004 MRP grants had a fair value of $3,750 at December 31, 2007. The 2004 MRP grants are being amortized to compensation expense as the Company’s employees and directors become vested in the granted shares.
The amount amortized to expense was $1,873 for the year ended December 31, 2007 and $2,334 for the year ended December 31, 2006. The remaining unamortized cost of the MRP is reflected as a reduction of additional paid-in capital.
The 2001 Plan also provided for options for 4,150,122 shares. Options for 4,050,122 shares were granted on May 8, 2001 under the 2001 Plan at an exercise price of $3.2056 and expiring on May 8, 2011. All outstanding options under the 2001 Plan have now fully vested; no further options may be granted under the 2001 Plan. The 2004 Plan also provides for options for 4,106,362 shares. On May 3, 2004, options for an additional 2,382,000 shares were granted under the 2004 Plan at an exercise price of $10.673 per share and expiring May 3, 2014. On July 5, 2006, options for an additional 50,000 shares were granted under the 2004 Plan at an exercise price of $12.234 per share, expiring July 5, 2016. Options granted under the 2004 Plan generally vest over five years from the date of grant.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
The following schedule reflects stock options for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31
	2007		2006		2005
	Stock	Weighted	Stock	Weighted	Stock	Weighted
	Options	Avg. Cost	Options	Avg. Cost	Options	Avg. Cost
Outstanding at beginning of year	4,525,238	$7.0730	4,919,051	$6.8170	5,276,953	$6.5760
Granted	—	—	50,000	$12.2340	—	—
Exercised	402,610	$3.7620	436,813	$4.7236	354,702	$3.2056
Forfeited	32,000	$10.6730	7,000	$10.6730	3,200	$10.6730

Outstanding at end of year	4,090,628	$7.3650	4,525,238	$7.0730	4,919,051	$6.8170

	At December 31, 2007
	Unexercisable Stock Options		Exercisable Stock Options
		Remaining
Price	Shares	Contractual Life	Shares	Exercise Price

$3.2056	—	—	1,819,928	$3.2056
$10.6730	886,000	6.4 years	1,335,000	$10.6730
$12.2340	40,000	8.5 years	10,000	$12.2340
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model during each year options were granted.

2006
Risk-free interest rate	5.04%
Dividend yield	2.00%
Expected stock volatility	12.40%
Expected years until exercise	7.50
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
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123 (R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Prior to 2006, the Company accounted for the stock options in accordance with APB Opinion 25’s intrinsic method, as allowed under SFAS No. 123, and, therefore, no compensation cost had been recognized in connection with stock options granted in any year prior to 2006. The Company adopted SFAS 123(R) using the modified prospective method effective January 1, 2007. Accordingly, the adoption of SFAS No. 123(R)’s fair value method reduced the Company’s net income by approximately $278 and $463 during the years ended December 31, 2007 and 2006, respectively.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
Pursuant to SFAS No. 123 disclosure requirements, pro forma net income and basic and diluted earnings per share are presented below for the period prior to the adoption of SFAS No. 123(R) as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

Year Ended December 31
2005
Net income:
As reported	$28,026
Pro forma	$27,086
Basic earnings per share:
As reported	$0.44
Pro forma	$0.43
Diluted earnings per share:
As reported	$0.43
Pro forma	$0.42
Recent Accounting Changes
In July 2006, the FASB issued its final interpretation on, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007 and it had no material effect on the financial statements.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
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
On September 15, 2006, FASB issued SFAS No. 157 “Fair Value Measurements” which gives guidance for using fair value to measure assets and liabilities and expands disclosures about the use of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not completed the process of evaluating the impact of SFAS No. 157 and is therefore unable to disclose the effects that adopting Statement No. 157 will have on the Company’s financial position, results of operations or liquidity.
On September 29, 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires a company to: (a) recognize in its statement of financial condition an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 and the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial condition is effective for fiscal years ending after December 15, 2008. The Company adopted the required portions of SFAS No. 158 as of December 2006 and it did not have a material impact on the Company’s financial position, results of operations, or liquidity. See Notes to Consolidated Financial Statements –
10. Employee Benefit Plans
Reclassifications
Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
2. Securities, Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2007:
Investment securities:
Mutual funds	$46,548	$2	$—	$46,550
U.S. government and federal obligations	51,270	766	—	52,036
Stock in federal agencies	1,442	44	(622)	864

Total investment securities	99,260	812	(622)	99,450
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	529,622	2,660	(7,384)	524,898
Federal National Mortgage Association	368,104	1,240	(6,007)	363,337
Private placement CMOs	181,401	309	(1,072)	180,638
Government National Mortgage Association	31,786	8	(745)	31,049

Total mortgage-related securities	1,110,913	4,217	(15,208)	1,099,922

Total	$1,210,173	$5,029	$(15,830)	$1,199,372

The following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position
							Total	Total
	Unrealized			Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	Number	Estimated	Loss	of	Fair	Loss	Fair
	Amount	of Securities	Fair Value	Amount	Securities	Value	Amount	Value

Investment securities:
Stock in federal agencies	$(622)	1	$818	$—	—	$—	$(622)	$818

Total investment securities	(622)	1	818	—	—	—	(622)	818
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	—	—	—	(7,384)	106	323,393	(7,384)	323,393
Federal National Mortgage Association	(142)	2	24,575	(5,865)	80	227,448	(6,007)	252,023
Government National Mortgage Association	—	—	—	(745)	10	30,656	(745)	30,656
Private placement CMOs	(253)	2	15,892	(819)	16	92,050	(1,072)	107,942

Total mortgage-related securities	(395)	4	40,467	(14,813)	212	673,547	(15,208)	714,014

Total	$(1,017)	5	$41,285	$(14,813)	212	$673,547	$(15,830)	$714,832

The Company determined that two investments in mutual funds that invested in mortgage-related securities had impairments equal to $1.2 million that were other-than-temporary. These impairments were recorded in the consolidated statement of income for the year ended December 31, 2007. The Company does not believe any remaining unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 3% or less of their respective amortized cost basis. The Company has the intent and ability to hold the securities contained in the previous table for the time necessary to recover the amortized cost.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
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

The amortized cost and fair values of securities by contractual maturity at December 31, 2007, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	36,270	36,919
Due after ten years	15,000	15,117
Mutual funds	46,548	46,550
Stock in federal agencies	1,442	864
Mortgage-related securities	1,110,913	1,099,922

	$1,210,173	$1,199,372

The following table summarizes the adjustment to other comprehensive income and the related tax effect for securities available-for-sale for each of the three years ended December 31:

	2007	2006	2005

Change in unrealized holding gain (loss) on available-for-sale securities during the period
Unrealized net gains (losses)	$13,908	$1,836	$(20,779)
Related tax expense (benefit)	5,199	622	(7,663)

Change in other comprehensive income	$8,709	$1,214	$(13,116)

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
2. Securities, Available-for-Sale (continued)
Investment securities with a fair value of approximately $55,542 and $40,138 at December 31, 2007 and 2006, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
3. Loans Receivable
Loans receivable consist of the following:

	December 31
	2007	2006

Mortgage loans:
One-to-four family	$1,059,307	$1,123,905
Multifamily	206,640	157,768
Commercial real estate	202,528	167,089
Construction and development	170,401	187,323

Total mortgage real estate loans	1,638,876	1,636,085
Consumer and other loans:
Fixed equity	199,161	227,811
Home equity lines of credit	90,631	91,730
Student	21,845	20,404
Home improvement	33,604	33,287
Automobile	24,878	46,752
Other	9,439	11,262

Total consumer and other loans	379,558	431,246
Total commercial business loans	53,784	52,056

Total loans receivable	2,072,218	2,119,387
Less:
Undisbursed loan proceeds	68,457	85,897
Allowance for loan losses	11,774	12,574
Unearned loan fees and discounts	(2,569)	(3,409)

	77,662	95,062

Total loans receivable – net	$1,994,556	$2,024,325

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties housing one-to-four families which are generally located in the Company’s local lending areas in Wisconsin, Michigan and Minnesota. Non-accrual loans at December 31, 2007 were $12,942 and at December 31, 2006, were $14,497.
A summary of the activity in the allowance for loan losses follows:

	Year ended December 31
	2007	2006	2005

Balance at beginning of year	$12,574	$12,090	$13,923
Provisions (recoveries of provisions)	(272)	632	541
Charge-offs	(623)	(367)	(2,431)
Recoveries	95	219	57

Balance at end of year	$11,774	$12,574	$12,090

The unpaid principal balance of loans serviced for others was $707,519, $676,319, and $657,290 at December 31, 2007, 2006 and 2005, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
A loan is considered impaired when, in management’s judgment, it becomes probable that all contractual principal and interest will not be collected. The following table presents data on impaired loans:

	December 31
	2007	2006

Impaired loans for which an allowance has been provided	$15,957	$14,920
Impaired loans for which no allowance has been provided	4,286	2,338

Total loans determined to be impaired	20,243	$17,258

Allowance for loan losses related to impaired loans	$1,715	$2,672

	Year ended December 31
	2007	2006	2005

Average recorded investment in impaired loans	$19,746	$6,507	$10,141

Cash basis interest income recognized from impaired loans	$853	$179	$233

4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. No goodwill impairments were determined in 2007, 2006 or 2005. The carrying value of goodwill for 2007, 2006, and 2005 was $52,570.
Deposit base intangibles had a carrying amount and a value net of accumulated amortization of $2,428 at December 31, 2007 and $3,089 at December 31, 2006.
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at December 31 is presented in the following table.

	2007	2006	2005

Mortgage servicing rights at beginning of year	$4,653	$4,771	$4,542
Additions	1,246	1,040	1,777
Amortization	(1,191)	(1,158)	(1,548)

Mortgage servicing rights at end of year	4,708	4,653	4,771
Valuation allowance	—	—	—

Balance	$4,708	$4,653	$4,771

In 2007, 2006 and 2005, there were no permanent impairments.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
4. Goodwill, Other Intangible Assets and Mortgage Servicing Rights (continued)
The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2007. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.
The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total

Twelve months ended December 31, 2007 (actual)	$1,191	$661	$1,852

Estimate for year ending December 31,
2008	$935	$618	$1,553
2009	934	405	1,339
2010	926	405	1,331
2011	748	405	1,153
2012	523	199	722
Thereafter	642	396	1,038

	$4,708	$2,428	$7,136

5. Other Assets
Other Assets are summarized as follows:

	December 31
	2007	2006

Accrued interest:
Mortgage-related securities	$4,463	$4,207
Investment securities	687	12
Loans receivable	9,475	9,288

Total accrued interest	14,625	13,507
Foreclosed properties and repossessed assets	3,687	1,231
Premises and equipment	51,628	50,515
Federal Home Loan Bank stock, at cost	46,092	45,876
Bank owned life insurance	48,871	46,430
Prepaid and other	22,608	46,801

	$187,511	$204,360

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
5. Other Assets (continued)
Foreclosed properties and repossessed assets are summarized as follows:

	December 31
	2007	2006

Acquired by foreclosure or in lieu of foreclosure	$3,666	$1,222
Repossessed collateral	21	9

	$3,687	$1,231

Premises and equipment are summarized as follows:

	December 31
	2007	2006

Land and land improvements	$16,374	$15,577
Office buildings	48,933	47,405
Furniture and equipment	18,190	17,643
Leasehold improvements	1,294	944

	84,791	81,569
Less accumulated depreciation and amortization	33,163	31,054

	$51,628	$50,515

Depreciation expense for 2007, 2006, and 2005 was $2,620, $2,644, and $2,699, respectively.
Bank Mutual leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2017. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2007:

2008	$1,270
2009	861
2010	644
2011	460
2012	363
Thereafter	1,297

Total	$4,895

Rental expense totaled $1,132, $886, and $873, for 2007, 2006 and 2005, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
6. Deposits
Deposits are summarized as follows:

	December 31
	2007	2006

Checking accounts:
Noninterest-bearing	$97,506	$104,821
Interest-bearing	170,986	174,206

	268,492	279,027

Money market accounts	280,442	248,542
Savings accounts	183,756	200,016

Certificate accounts:
Due within one year	1,076,140	1,243,485
After one but within two years	261,556	82,273
After two but within three years	26,980	75,223
After three but within four years	8,971	20,889
After four but within five years	6,631	9,186
After five years	—	—

	1,380,278	1,431,056

	$2,112,968	$2,158,641

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more is approximately $274,419 and $259,790 at December 31, 2007 and 2006, respectively.
Interest expense on deposits was as follows:

	Year ended December 31
	2007	2006	2005

Interest-bearing checking accounts	$351	$351	$369
Money market accounts	8,500	7,620	5,548
Savings accounts	924	923	1,048
Certificate accounts	66,236	59,818	42,371

	$76,011	$68,712	$49,336

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings
Borrowings consist of the following:

	December 31
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing:
2007	$—	—	$279,650	4.79%
2008	1,025	5.90%	1,025	5.90
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
2012	100,000	4.52	—	—
Thereafter	811,434	4.24	424,350	4.24
Open-line of credit	—	—	—	—
Other borrowings	—	—	—	—

	$912,459		$705,025

Bank Mutual is required to maintain unencumbered mortgage loans in its portfolios aggregating at least 133% of the amount of outstanding advances from the FHLB as collateral. Bank Mutual’s borrowings at the FHLB are limited to the lesser of: 35% of total assets; twenty (20) times the FHLB capital stock owned by Bank Mutual; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one- to four-family mortgage loans; and 95% of certain mortgage-related securities.
Bank Mutual has a $5.0 million and a $10.0 million line of credit with two financial institutions. At December 31, 2007 and 2006, no draws were outstanding.
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
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
8. Shareholders’ Equity (continued)
Quantitative measures established by federal regulation to ensure capital adequacy require Bank Mutual to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2007, that Bank Mutual met all capital adequacy requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank Mutual
As of December 31, 2007:
Total capital (to risk-weighted assets)	$337,154	19.93%	$135,334	8.00%	$169,167	10.00%
Tier 1 capital (to risk-weighted assets)	325,380	19.23	67,667	4.00	101,500	6.00
Tier 1 capital (to average assets)	325,380	9.47	137,378	4.00	171,723	5.00

Bank Mutual
As of December 31, 2006:
Total capital (to risk-weighted assets)	$421,112	24.27%	$138,817	8.00%	$173,521	10.00%
Tier 1 capital (to risk-weighted assets)	408,538	23.54	69,408	4.00	104,113	6.00
Tier 1 capital (to average assets)	408,538	11.97	136,559	4.00	170,699	5.00
The Company is not aware of any conditions or events, which would change Bank Mutual’s status as well capitalized. There are no conditions or events since that notification that management believes have changed Bank Mutual’s category.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
8. Shareholders’ Equity (continued)
Following are reconciliations of Bank Mutual’s (subsidiary bank) equity under generally accepted accounting principles to capital as determined by regulators:

	Bank Mutual
	Risk-	Tier I
	Based	(Core)
	Capital	Capital

As of December 31, 2007:
Equity per bank records	$377,428	$377,428
Unrealized gains on investments	6,844	6,844
FAS 158 adjustment reversal	(775)	(775)
Goodwill and intangibles	(54,023)	(54,023)
Investment in “nonincludable” subsidiaries	(3,811)	(3,811)
Disallowed servicing assets	(283)	(283)
Allowance for loan losses	11,774	—

Regulatory capital	$337,154	$325,380

Accumulated other comprehensive income is as follows:

	At December 31
	2007	2006

Net unrealized loss on securities available-for-sale	$(6,844)	$(15,553)
Additional minimum pension asset	775	127

	$(6,069)	$(15,426)

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
9. Earnings Per Share
The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year ended December 31
	2007	2006	2005

Basic earnings per share
Net income	$17,103	$20,597	$28,026

Weighted average shares outstanding	53,593,140	58,710,159	62,238,425
Allocated ESOP shares during the period	327,251	327,493	327,194
Vested MRP shares during the period	189,252	277,996	428,305

	54,109,643	59,315,648	62,993,924

Basic earnings per share	$0.32	$0.35	$0.44

Diluted earnings per share
Net income	$17,103	$20,597	$28,026

Weighted average shares outstanding used in basic earnings per share	54,109,643	59,315,648	62,993,924
Net dilutive effect of:
Stock option shares	1,267,200	1,625,082	1,747,484
Unvested MRP shares	20,947	58,881	135,009

	55,397,790	60,999,611	64,876,417

Diluted earnings per share	$0.31	$0.34	$0.43

10. Employee Benefit Plans
Bank Mutual Corporation
Bank Mutual Corporation has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $146 in 2007, $144 in 2006, and $146 in 2005.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
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
Amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2007 follow:

	Qualified	Supplemental
	Plan	Plan	Total
Prior service cost	$18	$—	$18
Unrecognized net gain	(198)	(398)	(596)

	$(180)	$(398)	$(578)

The estimated net of tax costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

	Qualified	Supplemental
	Plan	Plan	Total
Prior service cost	$18	—	$18

The overfunded status of the qualified plan of $1,374 at December 31, 2007 is recognized in the accompanying statement of financial position as prepaid pension expense. No plan assets are expected to be returned to the Company during the fiscal year ended December 31, 2008.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The following tables set forth the defined benefit pension plan’s funded status and net periodic benefit cost:

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2007	2006	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$24,831	$23,682	$6,696	$6,694
Service cost	1,789	1,888	173	170
Interest cost	1,471	1,289	393	360
Actuarial loss (gain)	(586)	(1,387)	(85)	(230)
Benefits paid	(642)	(641)	(297)	(298)

Benefit obligation at end of year	$26,863	$24,831	$6,880	$6,696

Change in Plan Assets
Fair value of plan assets at beginning of year	$25,965	$25,558	$—	$—
Actual return on plan assets	2,024	1,048	—	—
Employer contributions	890	—	297	297
Benefits paid	(642)	(641)	(297)	(297)

Fair value of plan assets at end of year	28,237	25,965	—	—

Funded status at the end of the year	$1,374	$1,134	$(6,880)	$(6,696)

Accumulated Benefit Obligations
The accumulated benefit obligations for the defined benefit pension plan were $24,365 and $22,128 at October 31, 2007 and 2006, respectively.

	2007	2006

Weighted-average assumptions used in cost calculations:
Discount rate	6.25%	6.00%
Rate of increase in compensation levels	3.50%	3.50%
Expected long-term rate of return on plan assets	7.00%	7.00%
The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
Using an actuarial measurement date of October 31, components of net periodic benefit cost follow:

	2007	2006	2005

Qualified Pension Plan
Service cost	$1,789	$1,887	$1,779
Interest cost	1,471	1,289	1,236
Actual return on plan assets	(2,024)	(1,048)	(797)
Amortization of prior service cost	30	30	(1,121)
Asset gain (loss)	228	(724)	(926)

Net periodic cost	$1,494	$1,434	$171

Supplemental Pension Plan
Service cost	$173	$170	$159
Interest cost	393	360	367
Amortization of prior service cost	55	70	1,244
Amortization of gain from prior period	—	—	261

Net periodic cost	$621	$600	$2,031

Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.
At December 31, 2007, the projected benefit payments for each of the plans are as follows:

	Qualified	Supplemental
	Plan	Plan	Total

2008	$852	$762	$1,614
2009	1,031	762	1,793
2010	1,201	762	1,963
2011	1,368	762	2,130
2012	1,537	762	2,299
2013 – 2017	11,222	2,952	14,174

	$17,211	$6,762	$23,973

The Company values its pension plan annually at October 31. As discussed in Note 1, SFAS No. 158 will require the measurement of plan assets and benefit obligation as of the date of the fiscal year-end beginning for fiscal years ending after December 15, 2008. The pension plan weighted-average asset allocations at October 31, 2007 and 2006, by asset category are as follows:

	At October 31
	2007	2006

Asset Category-Qualified Plan
Equity securities	10.2%	7.7%
Immediate participation guarantee contracts	89.8	92.3

Total	100.0%	100.0%

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
Investment Policy
The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an Insurance Company. The equity securities are shares of stock issued by the insurance company when it demutualized.
Contributions
The amount of the 2008 contribution will be determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2008. At this time, the amount of the 2008 contribution is not known.
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
First Northern Savings Bank, a bank acquired in October of 2000, also had supplemental retirement plans for several executives. Total expense relating to these plans for the year ended December 31, 2007 and 2006 was $140 and $119, respectively.
11. Stock-Based Benefit Plans
The Company maintains an ESOP for the employees of the Company and Bank Mutual. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. At November 1, 2000, the ESOP borrowed $609 from the Company and purchased 223,454 shares of common stock issued in the public offering. Subsequent to this initial purchase, through December 31, 2001, the ESOP borrowed an additional $8,362 and purchased an additional 3,037,600 shares. In January 2002, the ESOP bought an additional 10,892 shares. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-tenth of the shares are scheduled to be released each year, which started in 2001. Also, additional shares may be released as the ESOP Trust receives cash dividends from the unallocated shares held in the Trust. ESOP expense for the year ended December 31, 2007 was $3,729; for the year ended December 31, 2006 was $3,877; and for the year ended December 31, 2005 was $3,640.
The following table summarizes shares of Company common stock held by the ESOP at December 31.

	2007	2006	2005

Shares allocated to participants in fiscal year	327,250	327,493	327,194
Unallocated and unearned shares	780,677	1,107,927	1,435,420
Fair value of unearned ESOP shares	$8,252	$13,417	$15,215

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes
In July 2006, FASB issued its final interpretation on, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies and prescribes a threshold and measurement attributed for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.
Bank Mutual adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the financial condition, results of operations, or cash flows as Bank Mutual had no uncertain tax position(s) as defined by FIN 48. The Bank had no beginning or ending tax reserve liability, there were no changes during the year and there is no expected change in the next twelve months.
Bank Mutual and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. Bank Mutual is no longer subject to U.S. federal and Minnesota income tax examinations by tax authorities for years prior to 2004, and for Wisconsin for years prior to 1997.
If any interest and/or penalties would be imposed by an appropriate taxing authority, Bank Mutual would report the interest component through miscellaneous operating expense and penalties through income tax expense.
The provision for income taxes consists of the following:

	Year ended December 31
	2007	2006	2005

Current:
Federal	$9,566	$11,518	$13,968
State	121	84	96

	9,687	11,602	14,064
Deferred expense (benefit):
Federal	(788)	(1,789)	954
State	(7)	(5)	(2)

	(795)	(1,794)	952

	$8,892	$9,808	$15,016

For state income tax purposes, certain subsidiaries have net operating loss carryovers of $35,324 available to offset against future income. The carryovers expire in the years 2008 through 2022 if unused.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes (continued)
The income tax provision differs from the provision computed at the federal statutory corporate rate as follows:

	Year ended December 31
	2007	2006	2005

Income before provision for income taxes	$25,995	$30,405	$43,042

Tax expense at federal statutory rate	$9,098	$10,642	$15,065
Increase (decrease) in taxes resulting from:
State income taxes — net of federal tax benefit	74	51	87
Bank Owned Life insurance	(887)	(399)	(362)
Executive compensation in excess of Section 162(m) limit	117	376	350
Incentive stock option expense	67	—	—
Tax returns and reserve adjustment for uncertain tax provisions	464	(930)	—
Other	(41)	68	(124)

Provision for income taxes	$8,892	$9,808	$15,016

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2007	2006

Deferred tax assets:
State net operating losses	$1,814	$1,376
Loan loss reserves	4,712	4,904
Pension	2,789	3,003
Deferred compensation	1,580	1,474
Restricted stock amortization	687	547
Unrealized gain on investment securities	3,957	9,156
Other	951	980

Total deferred tax assets	16,490	21,440
Valuation allowance	(1,542)	(1,013)

Deferred tax assets, net of valuation allowance	14,948	20,427

Deferred tax liabilities:
Property and equipment depreciation	420	504
FHLB stock dividends	5,130	5,130
Deferred loan fees	1,395	1,981
Purchase accounting adjustments	4,224	4,656
Mortgage servicing rights	1,890	1,867
Other	74	70

Total deferred tax liabilities	13,133	14,208

Net deferred tax asset	$1,815	$6,219

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
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
Financial instruments whose contract amounts represent credit risk are as follows:

	December 31
	2007	2006

Unused consumer lines of credit	$153,553	$156,378
Unused commercial lines of credit	20,167	25,941
Commitments to extend credit:
Fixed rate	21,487	19,891
Adjustable rate	16,353	23,330
Undisbursed commercial loans	6,131	4,258
Forward commitments to sell mortgage loans of $10,469 at December 31, 2007, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose Bank Mutual to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. Forward commitments at December 31, 2006 were $10,031.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
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
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
Borrowings: The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value.

	December 31		December 31
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$38,949	$38,949	$45,460	$45,460
Investment and mortgage-related securities	1,199,372	1,199,372	1,113,141	1,113,141
Loans receivable, net	1,994,556	2,030,797	2,024,325	2,014,996
Loans held for sale	7,952	7,952	3,787	3,787
Mortgage servicing rights	4,708	7,701	4,653	7,340
Federal Home Loan Bank stock	46,092	46,092	45,876	45,876
Accrued interest receivable	14,625	14,625	13,507	13,507
Deposits and accrued interest	2,112,968	2,069,752	2,158,641	2,085,299
Advance payments by borrowers	1,815	1,815	2,199	2,199
Borrowings	912,459	943,526	705,025	701,958
The above table does not include any amount for the value of any off-balance-sheet items (see Note 12) since the fair value of these items is not significant.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
15. Condensed Parent Company Only Financial Statements
STATEMENT OF FINANCIAL CONDITION

	December 31
	2007	2006

Assets:
Cash and cash equivalents	$25,709	$58,403
Investment in subsidiaries	377,428	451,299
Due from subsidiaries	24,661	19,359
Receivable from ESOP	2,147	3,047
Other assets	1,191	1,671

	$431,136	$533,779

Liabilities and shareholders’ equity:
Liabilities:
Other liabilities	$1,101	$—

Shareholders’ equity:
Preferred stock — $.01 par value Authorized— 20,000,000 shares in 2007 and 2006 Issued and outstanding — none in 2007 and 2006	—	—
Common stock — $.01 par value:
Authorized — 200,000,000 shares in 2007 and 2006 Issued — 78,783,849 shares in 2007 and 2006 Outstanding — 49,834,756 in 2007 and 60,277,087 shares in 2006	788	788
Additional paid-in capital	498,408	496,302
Retained earnings	273,330	273,454
Unearned ESOP shares	(2,166)	(3,066)
Accumulated other comprehensive income	(6,069)	(15,426)
Unearned deferred compensation	—	—
Treasury stock — 28,949,093 shares in 2007 and 16,506,762 shares in 2006	(334,256)	(218,273)

Total shareholders’ equity	430,035	533,779

	$431,136	$533,779

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
(Dollars in Thousands, Except Per Share Amounts)
15. Condensed Parent Company Only Financial Statements (continued)
STATEMENT OF INCOME

	Year ended December 31
	2007	2006	2005

Interest income	$1,602	$2,290	$1,854
Equity in earnings of subsidiaries	16,973	20,080	27,754
Other	25	40	—

Total income	18,600	22,410	29,608

Total expenses	1,430	1,466	1,399

Income before provision for income taxes	17,170	20,944	28,209
Provision for income taxes	67	347	183

Net income	$17,103	$20,597	$28,026

STATEMENT OF CASH FLOWS

	Year ended December 31
	2007	2006	2005

Operating activities:
Net income	$17,103	$20,597	$28,026
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(16,973)	(20,080)	(27,754)
Amortization of cost of stock benefit plans	5,881	9,080	6,768
Decrease in due from subsidiaries	(5,302)	(6,853)	(6,114)
Adoption of SAB No. 108	—	(1,101)	—
Change in other operating activities and liabilities	1,582	(1,207)	166

Net cash provided by operating activities	2,291	436	1,092

Investing activities:
Stock proceeds invested in subsidiary	—	—	—
Dividends from Company subsidiaries	100,200	21,200	83,200

Net cash provided by investing activities	100,200	21,200	83,200

Financing activities:
Cash dividends	(17,227)	(15,955)	(16,223)
Purchase of treasury stock	(120,687)	(27,828)	(134,542)
Proceeds from exercise of stock options	1,396	1,940	2,393
Excess tax benefit from exercise of stock options	433	752	—
Payments received on ESOP	900	900	900

Net cash used in financing activities	(135,185)	(40,191)	(147,472)

Decrease in cash and cash equivalents	(32,694)	(18,555)	(63,180)
Cash and cash equivalents at beginning of year	58,403	76,958	140,138

Cash and cash equivalents at end of year	$25,709	$58,403	$76,958

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Incorporated by reference from Item 4.01 of Bank Mutual Corporation’s Current Report on Form 8-K dated August 24, 2007. See also “Independent Auditors — Change in Independent Registered Public Accounting Firm” in Bank Mutual Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 6, 2008.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures: Bank Mutual Corporation’s management, with the participation of Bank Mutual Corporation’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of Bank Mutual Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Bank Mutual Corporation’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, Bank Mutual Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Bank Mutual Corporation in the reports that it files or submits under the Exchange Act.
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
Management of Bank Mutual Corporation is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Bank Mutual Corporation’s management, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of its audit, has issued an attestation report on the effectiveness of Bank Mutual Corporation’s internal control over financial reporting. That attestation report can be found on the following page as part of this Item 9A.

Ernst & Young LLP, Report on Effectiveness of Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bank Mutual Corporation
We have audited Bank Mutual Corporation and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank Mutual Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Bank Mutual Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 5, 2008

Item 9B. Other Information.
Not applicable.

Part III
Item 10. Directors and Executive Officers of the Registrant
Information in response to this item is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Bank Mutual Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 6, 2008 (the “2008 Annual Meeting Proxy Statement”). See also “Executive Officers of the Registrant” in Part I hereof following Item 4, which is incorporated herein by reference.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation”, “Directors’ Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” in the 2008 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2008 Annual Meeting Proxy Statement.
Equity Compensation Plan Information
     The following chart gives aggregate information regarding grants under all equity compensation plans of Bank Mutual Corporation through December 31, 2007.

			Number of securities
			remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by security holders	4,090,628	$7.365	2,361,883

Equity compensation plans not approved by security holders	0	0	0

Total	4,090,628	$7.365	2,361,883

(1)	Represents options granted under the 2001 Plan or 2004 Stock Incentive Plan, which were approved by Company shareholders in 2001 and 2004, respectively.

(2)	Represents options or restricted stock which may be granted under the 2004 Plan. No further awards may be made under the 2001 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” and “Certain Transactions and Relationships with the Company” in the 2008 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to “Independent Auditors” in the 2008 Annual Meeting Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of the Report: 1. and 2. Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Bank Mutual Corporation and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
     Consolidated Statements of Financial Condition — December 31, 2007 and 2006.
     Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005.
     Consolidated Statements of Changes In Shareholders’ Equity — Years Ended December 31, 2007, 2006 and 2005.
     Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005.
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
March 7, 2008
	By:	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY
     Each person whose signature appears below hereby authorizes Michael T. Crowley, Jr., Eugene H. Maurer, and Marlene M. Scholz, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*
Signature and Title

/s/ Michael T. Crowley, Jr.	/s/ Raymond W. Dwyer, Jr.

Michael T. Crowley, Jr., Chairman, President Chief Executive Officer and Director (Principal Executive Officer)	Raymond W. Dwyer, Jr., Director

/s/ Eugene H. Maurer, Jr.	/s/ Thomas J. Lopina, Sr.

Interim Chief Financial Officer (Principal Financial Officer)	Thomas J. Lopina, Sr., Director

/s/ Marlene M. Scholz	/s/ William J. Mielke

Marlene M. Scholz, Senior Vice President (Principal Accounting Officer)	William J. Mielke, Director

/s/ Thomas H. Buestrin	/s/ Robert B. Olson

Thomas H. Buestrin, Director	Robert B. Olson, Director

/s/ Mark C. Herr	/s/ David J. Rolfs

Mark C. Herr, Director	David J. Rolfs, Director

/s/ Jelmer G. Swoboda Jelmer G. Swoboda, Director

*	Each of the above signatures is affixed as of March 7, 2008.

BANK MUTUAL CORPORATION
(“Bank Mutual Corporation” or the “Company”)**
Commission File No. 000-32107
EXHIBIT INDEX
TO
2007 REPORT ON FORM 10-K
The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2007:

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company’s Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Mutual Savings Bank Outside Directors’ Retirement Plan***	Exhibit 10.2 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan	Exhibit 10.3 to 2000 S-1

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (continuing , as amended, through 2010)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6*	Form of Employment Agreements of Mr. Maurer, Ms. Scholz, Mr. Anderegg and Mr. Callen with Mutual Savings Bank, each dated as of January 1, 2001 (continuing through 2008)	Exhibit 10.7 to 2000 S-1

EI-1

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
10.7(a)*	Employment Agreement between First Northern Savings Bank and Rick B. Colberg dated as of November 1, 2000 (continued, as amended, through 2007) [terminated upon his retirement in January 2008]	Exhibit 10.9 to Bank Mutual’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 10-K”)

10.7(b)*	Amendment thereto, dated as of August 2, 2002	Exhibit 10.9(b) to 2003 10-K

10.7(c)*	Second Amendment thereto, dated as of August 19, 2003	Exhibit 10.9(c) to 2003 10-K

10.8(a)*	Form of Supplemental Retirement Agreement dated as of January 1, 1994 between First Northern Savings Bank and Rick B. Colberg	Exhibit 10.11(a) to 2000 10-K

10.8(b)*	Form of Amendment No. 1 thereto dated as of September 20, 1995	Exhibit 10.11(b) to 2000 10-K

10.8(c)*	Form of Amendment No. 2 thereto, dated as of October 15, 1998	Exhibit 10.6.4 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (“FNCC 1998 10-K”)

10.9(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to 2000 10-K

10.9(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (“FNCC 1998 10-K”)

10.10*	Bank Mutual Corporation 2001 Stock Incentive Plan, as amended May 7, 2002 (superseded, except as to outstanding awards)	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.11(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Exhibit A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.11(b)*	Form of Option Agreement thereunder — Bank Mutual Corporation Director Stock Option Agreement	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 (6-30-04 10-Q”)

EI-2

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
10.11(c)*	Form of Option Agreement thereunder — Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.1(c ) to the 6-30-04 10-Q

10.11(d)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6-30-04 10-Q

10.11(e)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6-30-04 10-Q

10.12*	Mutual Savings Bank/First Northern Savings Bank Management Incentive Compensation Plan	Exhibit 10.12(b) to Post-Effective Amendment No. 1 to 2000 S-1

21.1	List of Subsidiaries		X

23.1	Consent of Ernst & Young LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K

**	As used in this Exhibit Index, references to Bank Mutual Corporation and the Company also include, where appropriate, Bank Mutual Corporation, a federally-chartered corporation and the predecessor of the current registrant.

***	Mutual Savings Bank is now known as “Bank Mutual.”

EI-3