Form 10-K/A
period 2007-12-31
BANK MUTUAL CORP
filed 2008-04-25
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      December 31, 2007
Commission file number:      000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4949 West Brown Deer Road, Milwaukee, WI	53223

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:      (414) 354-1500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC

(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes	No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).

Yes	No X
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) amends the Bank Mutual Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was filed with the Securities and Exchange Commission on March 7, 2008 (the “Original 10-K”). The Amended 10-K is being filed solely to revise Part II, Item 9A of the Original 10-K. In that item of the Original 10-K, (i) a sentence in the second paragraph under “Management’s Report on Internal Control Over Financial Reporting” was inadvertently omitted and (ii) extraneous language was included in the first paragraph of the “Ernst & Young LLP, Report on Effectiveness of Internal Control Over Financial Reporting.” Conforming changes are made in the second and third paragraphs under “Management’s Report on Internal Control Over Financial Reporting.”
For the convenience of the reader, this Amended 10-K sets forth Part II, Item 9A in its entirety. Other than the revisions referred to above, all other information included in the Original 10-K remains unchanged.
As a consequence of these changes, Bank Mutual Corporation is also filing new certifications of its Chief Executive Officer and Interim Chief Financial Officer, with conforming changes, as Exhibits 31.1 and 31.2.
This Amended 10-K is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K. It does not modify or update the disclosures in the Original 10-K in any way other than as required to reflect the changes described above.
*          *          *
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
Management of Bank Mutual Corporation is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Bank Mutual Corporation’s management, including its Chief Executive Officer and Interim Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment and those criteria, management believes that as of December 31, 2007, Bank Mutual Corporation’s internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in the Original 10-K and, as a part of its audit, has issued an attestation report on the effectiveness of Bank Mutual Corporation’s internal control over financial reporting. That attestation report, as revised, can be found on the following page as part of this Item 9A of this Amended 10-K.

Ernst & Young LLP, Report on Effectiveness of Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bank Mutual Corporation
We have audited Bank Mutual Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bank Mutual Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

BANK MUTUAL CORPORATION
April 25, 2008	By:	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

By:	/s/ Eugene H. Maurer, Jr.
Eugene H. Maurer, Jr.
Senior Vice President, Secretary and Interim Chief Financial Officer

5