Form 10-Q
period 2008-03-31
BANK MUTUAL CORP
filed 2008-05-09
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 48,237,700 shares, at May 2, 2008.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION
      AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31	December 31
	2008	2007
	(In thousands, except per
	share data)
Assets
Cash and due from banks	$26,876	$36,235
Federal funds sold	95,000	—
Interest-earning deposits	5,856	2,714

Total cash and cash equivalents	127,732	38,949
Securities available-for-sale, at fair value:
Investment securities	228,141	99,450
Mortgage-related securities	1,017,725	1,099,922
Loans held for sale	9,548	7,952
Loans receivable, net	1,918,610	1,994,556
Goodwill	52,570	52,570
Other intangible assets	2,262	2,428
Mortgage servicing rights	4,702	4,708
Other assets	186,326	187,511

Total assets	$3,547,616	$3,488,046

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,166,749	$2,112,968
Borrowings	911,198	912,459
Advance payments by borrowers for taxes and insurance	11,427	1,815
Other liabilities	32,291	27,859

Total liabilities	3,121,665	3,055,101

Minority interest in real estate development	2,909	2,910

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2008 and 2007
Issued and outstanding – none in 2008 and 2007	—	—
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2008 and 2007
Issued – 78,783,849 shares in 2008 and 2007
Outstanding – 48,085,675 in 2008 and 49,834,756 in 2007	788	788
Additional paid-in capital	497,676	498,408
Retained earnings	273,973	273,330
Unearned ESOP shares	(1,941)	(2,166)
Accumulated other comprehensive income (loss)	5,239	(6,069)
Treasury stock – 30,698,174 shares in 2008 and 28,949,093 in 2007	(352,693)	(334,256)

Total shareholders’ equity	423,042	430,035

Total liabilities and shareholders’ equity	$3,547,616	$3,488,046

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2008	2007
	(In thousands, except per
	share data)
Interest income:
Loans	$30,027	$29,943
Investment securities	2,030	1,019
Mortgage-related securities	12,650	13,030
Interest-earning deposits	476	423

Total interest income	45,183	44,415

Interest expense:
Deposits	18,399	18,631
Borrowings	9,838	8,703
Advance payments by borrowers for taxes and insurance	2	2

Total interest expense	28,239	27,336

Net interest income	16,944	17,079
Provision for (recovery of) loan losses	156	(929)

Net interest income after provision for loan losses	16,788	18,008

Noninterest income:
Service charges on deposits	1,518	1,496
Brokerage and insurance commissions	655	613
Loan related fees and servicing revenue	21	382
Gain on sales of loans	774	330
Gains on sales of investments	1,470	—
Other	1,937	2,124

Total noninterest income	6,375	4,945

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,318	9,643
Occupancy and equipment	2,937	2,827
Amortization of other intangible assets	165	165
Other	3,180	3,241

Total noninterest expenses	15,600	15,876

Income before income taxes	7,563	7,077

Income taxes	2,501	2,370

Net income	$5,062	$4,707

Per share data:
Earnings per share – basic	$0.11	$0.08

Earnings per share – diluted	$0.10	$0.08

Cash dividends per share paid	$0.09	$0.08

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Total
	(In thousands, except per share data)
For the Three Months Ended March 31, 2008
Balance at January 1, 2008	$788	$498,408	$273,330	$(2,166)	$(6,069)	$(334,256)	$430,035
Comprehensive income:
Net income	—	—	5,062	—	—	—	5,062
Other comprehensive income
Change in net unrealized loss on securities available- for-sale, net of deferred income tax liability of $6,705	—	—	—	—	11,308	—	11,308

Total comprehensive income	—	—	—	—	—	—	16,370
Purchase of treasury stock	—	—	—	—	—	(21,918)	(21,918)
Committed ESOP shares	—	679	—	225	—	—	904
Exercise of stock options	—	(2,002)	—	—	—	3,481	1,479
Share based payments	—	591	—	—	—		591
Cash dividends ($0.09 per share)	—	—	(4,419)	—	—	—	(4,419)

Balance at March 31, 2008	$788	$497,676	$273,973	$(1,941)	$5,239	$(352,693)	$423,042

For the Three Months Ended March 31, 2007
Balance at January 1, 2007	$788	$496,302	$273,454	$(3,066)	$(15,426)	$(218,273)	$533,779
Comprehensive income:
Net income	—	—	4,707	—	—	—	4,707
Other comprehensive income
Change in net unrealized loss on securities available- for-sale, net of deferred income tax liability of $3,308	—	—	—	—	5,559	—	5,559

Total comprehensive income	—	—	—	—	—	—	10,266
Purchase of treasury stock	—	—	—	—	—	(36,474)	(36,474)
Committed ESOP shares	—	734	—	225	—	—	959
Exercise of stock options	—	(520)	—	—	—	857	337
Share based payments	—	561	—	—	—	—	561
Cash dividends ($0.08 per share)	—	—	(4,730)	—	—	—	(4,730)

Balance at March 31, 2007	$788	$497,077	$273,431	$(2,841)	$(9,867)	$(253,890)	$504,698

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Operating activities:
Net income	$5,062	$4,707
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for (recovery of) loan losses	156	(929)
Provision for depreciation	632	672
Amortization of intangibles	166	165
Amortization of mortgage servicing rights	644	275
Amortization of cost of stock benefit plans	1,495	1,520
Net discount amortization on securities	(543)	(415)
Net gain on sale of available-for-sale securities	(1,470)	—
Loans originated for sale	(59,270)	(26,696)
Proceeds from loan sales	57,810	25,225
Gains from sales of loans originated for sale	(774)	(330)
Decrease increase in other liabilities	(9,182)	(20,308)
Decrease in other assets	4,401	24,044
Decrease in accrued interest receivable	72	367

Net cash from operating activities	(801)	8,297

Investing activities:
Purchases of investment securities	(126,293)	(15,000)
Purchases of mortgage-related securities	(68,490)	(127,818)
Principal repayments on mortgage-related securities	52,828	51,936
Proceeds from sale of investments	115,487	—
Net decrease in loans receivable	74,580	11,837
Proceeds from sale of foreclosed properties	448	—
Purchase of Federal Home Loan Bank stock	—	(216)
Net purchases of premises and equipment	(495)	(1,396)

Net cash from investing activities	48,065	(80,657)

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Financing activities:
Net increase in deposits	$58,026	$45,698
Net decrease in short-term borrowings	—	(175,000)
Proceeds from long-term borrowings	—	457,950
Repayments of long-term borrowings	(1,261)	(100,204)
Net increase in advance payments by borrowers for taxes and insurance	9,612	9,873
Proceeds from exercise of stock options	1,274	206
Excess tax benefit from exercise of stock options	205	131
Cash dividends	(4,419)	(4,730)
Purchase of treasury stock	(21,918)	(36,474)

Net cash from financing activities	41,519	197,450

Increase in cash and cash equivalents	88,783	125,090
Cash and cash equivalents at beginning of period	38,949	45,460

Cash and cash equivalents at end of period	$127,732	$170,550

Supplemental information:
Cash paid for:
Interest on deposits and borrowings	$12,803	$11,987
Income tax	$340	$34
Non-cash transaction:
Interest credited on deposits	$19,687	$13,739
Loans transferred to foreclosed properties and repossessed assets	$1,210	$91
See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
   AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”) and the Bank’s subsidiaries.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q and should be read in conjunction with the company’s 2007 annual report on Form 10-K. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, all adjustments, which are of a normal recurring nature, necessary to present fairly, have been included in the results of operations, cash flows and financial position in the accompanying income statements, statement of cash flows and balance sheets. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
On September 15, 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” which gives guidance for using fair value to measure assets and liabilities and expands disclosures about the use of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 in the first quarter of 2008. There was no transition adjustment as a result of the Company’s adoption of SFAS No. 157. SFAS No. 157 also requires new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value. The additional disclosures are provided in Note 3.
In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which allows eligible assets and liabilities to be measured at fair value without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company as of January 1, 2008. The Company elected not to adopt SFAS No. 159 for any of its financial assets or financial liabilities.

Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At March 31, 2008:
Investment securities:
U.S. government and federal obligations	$177,565	$3,644	$—	$181,209
Mutual funds	46,548	43	(297)	46,294
Stock in federal agencies	1,442	28	(832)	638

Total investment securities	225,555	3,715	(1,129)	228,141
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	423,661	5,393	(1,060)	427,994
Federal National Mortgage Association	383,232	5,249	(1,420)	387,061
Private Placement CMOs	175,778	1,034	(4,223)	172,589
Government National Mortgage Association	30,428	5	(352)	30,081

Total mortgage-related securities	1,013,099	11,681	(7,055)	1,017,725

Total	$1,238,654	$15,396	$(8,184)	$1,245,866

The Company does not believe any individual unrealized loss as of March 31, 2008 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates.
The amortized cost and fair values of securities by contractual maturity at March 31, 2008, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	36,271	37,330
Due after ten years	141,294	143,879
Mutual funds	46,548	46,294
Federal Home Loan Mortgage Corporation stock	1,442	638
Mortgage-related securities	1,013,099	1,017,725

Total	$1,238,654	$1,245,866

Note 3 — Fair Value of Financial Instruments
On January 1, 2008, the Company adopted SFAS No. 157 as discussed in Note 1, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as listed equities and U.S. government treasury securities.
Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. The Company generally determines fair value utilizing vendors who apply matrix pricing for similar investments where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Fair values from these models are verified, where possible, to quoted prices for recent trading activity of assets with similar characteristics to the investments being valued. Such methods are generally classified as Level 2. Instruments in this category include U.S. government agency obligations, residential mortgage-backed securities issued by U.S. government sponsored enterprises, residential mortgage-backed securities issued as private placement CMOs and loans held for sale.
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS No. 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs. The company currently has no level 3 measurements.

The following table sets forth by level within the fair value hierarchy the company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2008. The company’s financial liabilities were a negligible amount as of March 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(in thousands)
At March 31, 2008 Securities available-for-sale:
Investment securities	$46,932	$181,209	$—	$228,141
Mortgage-related securities	$—	$1,017,725	$—	$1,017,725
Loans held for sale	$9,548	$—	$—	$9,548
Note 4 — Loans Receivable
Loans receivable consist of the following:

	March 31	December 31
	2008	2007
	(In thousands)
Mortgage loans:
One-to four-family	$983,882	$1,059,307
Multifamily	211,342	206,640
Commercial real estate	211,488	202,528
Construction and development	157,309	170,401

Total mortgage real estate loans	1,564,021	1,638,876
Consumer and other loans:
Fixed equity	187,649	199,161
Home equity lines of credit	86,620	90,631
Student	22,673	21,845
Home improvement	31,819	33,604
Automobile	20,602	24,878
Other	9,270	9,439

Total consumer and other loans	358,633	379,558
Total commercial business loans	54,657	53,784

Total loans receivable	1,977,311	2,072,218
Less:
Undisbursed loan proceeds	49,293	68,457
Allowance for loan losses	11,395	11,774
Unearned loan fees and discounts	(1,987)	(2,569)

	58,701	77,662

Total loans receivable, net	$1,918,610	$1,994,556

The Company’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in the Bank’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.

Note 5 — Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at March 31, 2008 and December 31, 2007 are presented in the following table.

	March 31	December 31
	2008	2007
	(In thousands)
Mortgage Servicing Rights
Mortgage servicing rights at beginning of the period	$4,708	$4,653
Additions	638	1,246
Amortization	(470)	(1,191)

Mortgage servicing rights at end of the period	4,876	4,708
Valuation allowance	(174)	—

Balance	$4,702	$4,708

The carrying amounts of the intangible assets, net of accumulated amortization, valuation allowance and net carrying amounts of intangible assets at March 31, 2008 are presented in the following table.

	Intangible Asset Amount Net
	of Accumulated	Valuation	Carrying
	Amortization	Allowance	Amount
	(In thousands)
Intangible Assets
Goodwill	$52,570	$—	$52,570
Mortgage servicing rights	4,876	174	4,702
Deposit base intangibles	2,262	—	2,262

Total	$59,708	$174	$59,534

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2008. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
		(In thousands)
Three months ended March 31, 2008 (actual)	$470	$165	$635

Nine months ending December 31, 2008 (estimate)	$706	$453	$1,185

Estimate for year ending December 31,
2009	$940	$405	$1,380
2010	932	405	1,372
2011	765	405	1,198
2012	553	199	772
2013	404	140	559
Thereafter	402	255	672

Total	$4,702	$2,262	$7,138

Note 6 — Other Assets
Other assets are summarized as follows:

	March 31	December 31
	2008	2007
	(In thousands)
Accrued interest:
Mortgage-related securities	$4,091	$4,463
Investment securities	1,208	687
Loans receivable	9,254	9,475

Total accrued interest	14,553	14,625
Foreclosed properties and repossessed assets	4,442	3,687
Premises and equipment, net	51,491	51,628
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	49,491	48,871
Prepaid and other	20,257	22,608

Total other assets	$183,326	$187,511

Note 7 — Deposits
Deposits are summarized as follows:

	March 31	December 31
	2008	2007
	(In thousands)
Checking accounts:
Noninterest-bearing	$94,032	$97,506
Interest-bearing	165,972	170,986

Total checking accounts	260,004	268,492

Money market accounts	309,645	280,442
Savings accounts	190,337	183,756
Certificate accounts:
Due within one year	965,936	1,076,140
After one but within two years	385,375	261,556
After two but within three years	19,922	26,980
After three but within four years	7,368	8,971
After four but within five years	28,162	6,631
After five years	—	—

Total certificate accounts	1,406,763	1,380,278

Total deposits	$2,166,749	$2,112,968

Note 8 — Borrowings
Borrowings consist of the following:

	March 31		December 31
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)		(Dollars in thousands)
Federal Home Loan Bank advances maturing:
2008	$—	—%	$1,025	5.90%
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
2012	100,000	4.52	100,000	4.52
Thereafter	811,198	4.24	811,434	4.24

Total borrowings	$911,198		$912,459

Of the $911.1 million in borrowings due after 2011, $856.0 million have a quarterly call provision beginning after an initial period of six months to two years. Within the next twelve months, all of the callable borrowings will be subject to the call options.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral. The Bank’s borrowings from the FHLB of Chicago are limited to the lesser of: 35% of total assets; 20 times the FHLB of Chicago capital stock owned by the Company; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one-to four-family mortgage loans; and 97% of certain mortgage-related securities. Our advances are also collateralized by FHLB of Chicago stock of $46.1 million at March 31, 2008 and December 31, 2007.
Note 9 — Shareholders’ Equity
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by federal regulation to ensure capital adequacy require Bank Mutual to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in the applicable regulations) to risk-weighted assets (as these terms are defined in the applicable regulations), and of Tier I capital (as these terms are defined in the applicable regulations) to average assets (as these terms are defined in regulations). Management believes, as of March 31, 2008, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
The Bank
As of March 31, 2008:
Total capital	$335,518	19.95%	$134,538	8.00%	$168,173	10.0%
(to risk-weighted assets)
Tier I capital	324,123	19.27	67,269	4.00	100,904	6.00
(to risk-weighted assets)
Tier I capital	324,123	9.32	139,110	4.00	173,888	5.00
(to average assets)
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulatory requirements:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
	(In thousands)
As of March 31, 2008:
Equity per Bank records	$387,369	$387,369
Unrealized losses on investments	(4,464)	(4,464)
FAS No. 158 adjustment reversal	(775)	(775)
Goodwill and intangibles, net of deferred taxes	(53,924)	(53,924)
Investment in “nonincludable” subsidiaries	(3,801)	(3,801)
Disallowed servicing assets	(282)	(282)
Allowance for loan losses	11,395	—

Regulatory capital	$335,518	$324,123

Note 10 – Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended
	March 31
	2008	2007
	(Dollars in thousands,
	except per share data)
Basic Earnings Per Share
Net Income	$5,062	$4,707

Weighted average shares outstanding net of unallocated ESOP and unvested MRP shares	47,736,988	57,438,012
Allocated ESOP shares for period	81,813	81,813
Vested MRP shares for period	58,524	45,795

	47,877,325	57,565,620

Basic earnings per share	$0.11	$0.08

Diluted Earnings Per Share
Net Income	$5,062	$4,707

Weighted average shares outstanding used in basic earnings per share	47,877,325	57,565,620
Dilutive effect of:
Stock option shares	1,042,492	1,447,087
Unvested MRP shares	6,228	34,073

	48,926,045	59,046,780

Diluted earnings per share	$0.10	$0.08

Note 11 – Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $43,000 in the first quarter of 2008 and $40,000 in the first quarter of 2007.
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
The following tables set forth the defined pension plan’s net periodic benefit cost:

	Qualified Plan
	For the Three Months
	Ended March 31
	2008	2007
	(In thousands)
Service cost	$436	$447
Interest cost	414	368
Expected return on plan assets	(488)	(449)
Amortization of prior service cost	6	8

Net periodic benefit cost	$368	$374

	Supplemental Plan
	For the Three Months
	Ended March 31
	2008	2007
	(In thousands)
Service cost	$46	$43
Interest cost	105	98
Amortization of prior service cost	—	14

Net periodic benefit cost	$151	$155

The minimum contribution to the qualified defined benefit pension plan for 2008 has been calculated as a range of $1,194 to $16,784. At this time, management has not completed its analysis to determine the amount that will be contributed in 2008. The amount of the 2008 contribution range was determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2008.

Note 12 – Stock-Based Benefit Plans
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan, provided for the grant of stock options up to 4,150,122 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001, of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of $3.2056, of which 236,257 shares were subsequently forfeited. No further grants may be made under the 2001 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of stock options of up to 4,106,362 shares and MRP awards of up to 1,642,521 shares. In May 2004, options for 2,382,000 shares were granted, of which 82,200 shares were subsequently forfeited, and 955,000 MRP shares were granted, of which 32,000 shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. In 2006, options for an additional 50,000 shares were granted under the 2004 Stock Incentive Plan at an exercise price of $12.234 per share.
In total, options for 3,753,314 shares remain outstanding at March 31, 2008, of which options for 2,867,415 shares were vested. In addition, since inception of the plans, options for 2,410,250 shares were exercised and options for 318,457 shares have been forfeited. A summary of stock option activity for the three months ended March 31, 2008 is provided in the following table:

	Three Months ended March 31,
	2008
		Weighted
	Stock	Average
	Options	Price
Outstanding at beginning of period	4,090,628	$7.365
Exercised	297,213	4.864
Forfeited	40,000	10.673

Outstanding at end of period	3,753,415	$7.534

The estimated fair value of each option granted prior to January 1, 2008 is calculated using the Black-Scholes option-pricing model. There were no grants in 2007 or to date in 2008.
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
Total unvested outstanding MRP grants had a fair value of $3.6 million at March 31, 2008. The MRP grants are being amortized to compensation expense as participants become vested in the awarded shares
The amount of MRP awards amortized to expense was $349,000 for the first quarter of 2008 as compared to $490,000 for the same period in 2007.

Note 13 – Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at March 31, 2008 and December 31, 2007 are as follows:

	March 31	December 31
	2008	2007
	(In thousands)
Unused consumer lines of credit	$153,439	$153,553
Unused commercial lines of credit	20,038	20,167
Commitments to extend credit:
Fixed rate	38,351	21,487
Adjustable rate	16,452	16,353
Undisbursed commercial loans	3,609	6,131
Forward commitments to sell mortgage loans of $22.0 million at March 31, 2008 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $10.5 million of forward commitments at December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This document contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements, and any discussions of periods after the quarter for which this report is filed, are also forward looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; softness in the real estate market, which can affect both collateral values and loan activity; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Bank’s loan and investment portfolios; changes in commodity prices; changes in real estate values; other general economic and political developments; the factors discussed in “Outlook” below; and other factors referred to in the reports filed by the Company with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 1A of the Company’s 2007 Annual Report on Form 10-K).
Comparison of Financial Condition at March 31, 2008 and December 31, 2007
Total Assets. The Company’s total assets increased $59.6 million in the first three months of 2008. Total assets at March 31, 2008 were $3,545.0 million as compared to $3,488.0 million at December 31, 2007. The increase was largely attributed to the increase in federal funds sold and the increase in investment securities portfolio, partially offset by the decrease in mortgage-related securities and loans receivable.
Cash and Cash Equivalents. Cash and cash equivalents increased $88.8 million in the first three months of 2008 primarily as a result of investing funds on a short-term basis in anticipation of funding loan originations.
Securities Available-for-Sale. Investment securities increased $128.7 million in the first three months of 2008 primarily as a result of purchasing government agency securities and the increase in market value.
Mortgage-related securities decreased $82.2 million primarily as a result of the sale of mortgage-related securities and by prepayments and repayments of the underlying mortgage loans, partially offset by the increase in market value of mortgage-related securities.
Loans Held for Sale. Loans held for sale increased $1.6 million as a result of fixed rate mortgage loan originations exceeding the sales of fixed rate mortgage loans. Currently, we sell some of our 15-year fixed rate mortgage loan originations. We retain certain 20- and 30-year fixed rate mortgage loans as those loans have characteristics which historically have indicated that they will be outstanding for a relatively short period of time. Most of the other 20- and 30-year fixed rate mortgage loan originations that do not have these characteristics are sold.

Loans Receivable. Loans receivable decreased $75.9 million in the first three months of 2008, primarily as a result of a decrease in the one- to four-family mortgage loans, construction and development mortgage loans and consumer loans partially offset by an increase in multi-family mortgage loans, commercial real estate and commercial business loans.
The mortgage loan portfolio decreased $75.9 million in the first three months of 2008 primarily as a result of the decrease in one- to four-family mortgage loans. One- to four-family mortgage loans decreased $75.4 million in the first three months of 2008 primarily as a result of increased mortgage loan sales of fixed rate loans due to a brief period of refinancing during the quarter and decreased purchases. We have supplemented our mortgage loan originations by purchasing mortgage loans (all are adjustable rate mortgage loans) from various sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desktop underwriting standards and conform to our underwriting standards.
We had $176.3 million of adjustable interest only mortgage loans in our one- to four-family mortgage loan portfolio at March 31, 2008. These mortgage loans were either originated by our bank office network or purchased from our correspondents. The interest only provision is only for the initial fixed rate period (normally three or five years) and after this initial period, principal payments begin. Underwriting standards for this type of loan are higher than for traditional amortizing mortgage loans.
Multi-family mortgage loans increased $4.7 million in the first three months of 2008 primarily as a result of $7.5 million multi-family loan originations and minimal prepayments. The construction and development mortgage loan portfolio decreased $13.1 million in the three months ended March 31, 2008 primarily as the result of decreased originations and some existing construction and development loans completing their initial phase and receiving permanent financing.
The commercial real estate loan portfolio increased $9.0 million in the first three months of 2008 primarily as a result of $20.7 million commercial real estate loan originations and minimal repayments. While the commercial real estate loan originations decreased in the first three months of 2008 as compared to the comparable period in 2007, the balances in the portfolio increased as a result of continued efforts by our loan personnel to develop and retain this portion of our loan portfolio.
The consumer loan portfolio decreased $20.9 million in the first three months of 2008, primarily as a result of decreases in the fixed home equity, automobile, home equity lines of credit, home improvement and other consumer loan portfolios, partially offset by an increase in the student loan portfolio. The home equity decreases were primarily the result of lower home equity originations. These originations were lower primarily as a result of declining demand caused by slower growth, or decline, in homeowners’ equity.
The commercial business loan portfolio increased $873,000 primarily as a result of increased originations and reduced payoffs of existing commercial business loans.

The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Originations
Mortgage loans:
One- to four-family	$66,645	$43,984
Multi-family	7,535	25,674
Commercial real estate	20,705	24,618

Total mortgage loans	94,885	94,276
Consumer loans	21,004	29,396
Commercial business loans	10,826	10,167

Total loan originations	126,715	133,839

Purchases:
One- to four-family mortgage loans	5,138	17,811

Total loans purchased	5,138	17,811

Total loans originated and purchased	$131,853	$151,650

Management will continue to emphasize multi-family loan, commercial real estate loan and commercial business loan originations, as we believe they will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans. Further, we cannot assure that we will be able to increase this portfolio.
Other Assets. Other assets decreased $1.2 million during the first three months of 2008. This decrease is primarily the result of deferred tax assets becoming deferred tax liabilities due to the change in market value of the securities available-for-sale.
Deposits. Deposits increased $53.8 million in the first three months of 2008 primarily as a result of opening new offices and our efforts to market deposit plans at rates and terms that appealed to our customer base. We continue to believe competition for retail deposits has been strong which has maintained the cost of those deposits more than what deposit costs would have otherwise decreased in the current interest rate environment. We also believe that deposit growth or shrinkage for the balance of 2008 and future periods will depend, in significant part, on the performance of other investment alternatives.
Borrowings. Borrowings decreased slightly by $1.3 million in the first three months of 2008 at the FHLB of Chicago primarily as a result of the repayment of one advance that matured in the first quarter of 2008.
All of our borrowings have a final maturity after 2011; however, $856.0 million contain quarterly call options that within the next twelve months are subject to call by the FHLB of Chicago.

Advance Payments by Borrowers for Taxes and Insurance; Other Liabilities. Advance payments by borrowers for taxes and insurance (“escrow”) increased $9.6 million in the first three months of 2008. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. These payments increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December of each year or January of the next year.
Other liabilities increased $4.4 million primarily as a result of deferred tax assets becoming deferred tax liabilities due to the change in market value of securities available-for-sale.
Shareholders’ Equity. Shareholders’ equity decreased $7.0 million in the first three months of 2008, primarily as a result of stock repurchases and cash dividends, partially offset by net income, an increase in the market value of our investment securities available-for-sale and amortization of share based stock plans.
During the first quarter of 2008, we repurchased 2,028,100 shares of Company stock at an average price of $10.80 per share. At March 31, 2008, 209,000 shares remained to be repurchased under our current stock repurchase plan.
The stock repurchase programs have the effect of lowering capital. Management determined that, at the price offered, it was appropriate to repurchase shares as a result of the Company’s continuing strong capital position which had resulted from the sale of stock in connection with the Company’s 2003 full conversion transaction.
Other comprehensive income (loss) (net of tax) increased as a result of marking the available-for-sale investments to current market value; increases in value resulted from recent increases in mortgage-related securities prices.
In addition, a cash dividend of $0.09 per share was paid March 3, 2008 to shareholders of record on February 14, 2008. The dividend payout ratio was 87.3% in the first three months of 2008.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At March 31	At December 31
	2008	2007
	(Dollars in thousands)
Non-accrual mortgage loans	$10,424	$11,251
Non-accrual consumer loans	1,194	930
Non-accrual commercial business loans	137	159
Accruing loans delinquent 90 days or more	471	602

Total non-performing loans	12,226	12,942

Foreclosed properties and repossessed assets, net	4,442	3,687

Total non-performing assets	$16,668	$16,629

Non-performing loans to total loans	0.64%	0.65%

Non-performing assets to total assets	0.47%	0.48%

Additional interest income that would have been recognized if non-accrual loans had been current	$984	$1,002

Allowance for loan losses as a percent of non-performing assets	68.36%	70.80%

Total non-performing loans decreased slightly as of March 31, 2008, as compared to December 31, 2007, due to normal activity in these accounts. We believe our non-performing loans are at a relatively low dollar amount when compared to other financial institutions. Currently, we believe that we have an adequate reserve established, although changes in our delinquency rates and/or overall economic conditions could affect our experience and the adequacy of our reserve.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Balance at the beginning of the period	$11,774	$12,574
Provisions (recoveries) for the period	156	(272)
Charge-offs:
Mortgage loans	—	—
Consumer loans	(84)	(412)
Commercial business loans	(462)	(211)

Total charge-offs	(546)	(623)
Recoveries:
Mortgage loans	—	—
Consumer loans	11	95
Commercial business loans	—	—

Total recoveries	11	95

Net charge-offs	(535)	(528)

Balance at the end of the period	$11,395	$11,774

Net charge-offs to average loans	(0.11)%	(0.03)%

Allowance as a percent of total loans	0.59%	0.59%

Allowance as a percent of non-performing loans	93.20%	90.98%

The allowance for loan losses has been determined in accordance with generally accepted accounting principles (“GAAP”) in the United States. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all known and inherent losses have been provided for in the allowance for loan losses.
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
Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding the Company’s financial condition and net interest income at and for the three months ended March 31, 2008 and 2007. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

                                                                        AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended March 31
	2008				2007
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,982,002		$30,027	6.06%	$2,024,685		$29,943	5.92%
Mortgage-related securities	1,059,491		12,650	4.78	1,140,593		13,030	4.57
Investment securities (2)	197,976		2,030	4.10	95,166		1,019	4.28
Interest-earning deposits	10,144		80	3.15	7,002		84	4.80
Federal funds	56,453		396	2.81	25,878		339	5.24

Total interest earning assets	3,306,066		45,183	5.47	3,293,324		44,415	5.39
Noninterest-earning assets	215,008				206,611

Total average assets	$3,521,074				$3,499,935

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$183,382		182	0.40	$194,519		224	0.46
Money market accounts	296,245		2,153	2.91	248,407		1,836	2.96
Interest-bearing demand accounts	163,158		87	0.21	160,181		84	0.21
Time deposits	1,391,509		15,977	4.59	1,416,720		16,487	4.65

Total deposits	2,034,294		18,399	3.62	2,019,827		18,631	3.69
Advance payments by borrowers for taxes and insurance	7,063		2	0.11	7,251		2	0.11
Borrowings	911,838		9,838	4.32	803,630		8,703	4.33

Total Interest-bearing liabilities	2,953,195		28,239	3.83	2,830,708		27,336	3.86

Noninterest-bearing liabilities:
Noninterest-bearing deposits	89,632				93,817
Other noninterest-bearing liabilities	50,619				56,025

Total noninterest-bearing liabilities	140,251				149,842

Total liabilities	3,093,446				2,980,550
Shareholders’ equity	427,628				519,385

Total average liabilities and equity	$3,521,074				$3,499,935

Net interest income and net interest rate spread (3)			$16,944	1.64%			$17,079	1.53%

Net interest margin (4)	$352,871			2.05%	$462,616			2.07%

Average interest-earning assets to average interest-bearing liabilities	1.12	x			1.16	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

Rate Volume Analysis of Net Interest Income
The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:
(1)	change attributable to change in volume (change in volume multiplied by prior rate);

(2)	change attributable to change in rate (change in rate multiplied by prior volume); and

(3)	the net change.
The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended
	March 31, 2008 Compared to March 31, 2007
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
		(In thousands)
Interest-earning assets:
Loans receivable	$(617)	$701	$84
Mortgage-related securities	(962)	582	(380)
Investment securities	1,056	(45)	1,011
Interest-earning deposits	31	(35)	(4)
Federal funds	215	(158)	57

Total	(277)	1,045	768

Interest-bearing liabilities:
Savings deposits	(14)	(28)	(42)
Money market deposits	348	(31)	317
Interest-bearing demand deposits	2	—	2
Time deposits	(291)	(218)	(509)

Total deposits	45	(277)	(232)
Advance payments by borrowers for taxes and insurance	—	—	—
Borrowings	1,168	(33)	1,135

Total	1,213	(310)	903

Net change in net interest income	$(1,490)	$1,355	$(135)

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007
General. Net income was $5.1 million for the first quarter of 2008 as compared to $4.7 million for the first quarter of 2007. The increase in the first quarter of 2008 over the prior year was primarily the result of gains in 2008 on the sale of mortgage-related securities which increase was partially offset by the non-recurrence in 2008 of a significant recovery of a specific allowance for loan loss in the first quarter of 2007 and by a small reduction in net interest income in 2008 as compared to 2007.
Total Interest Income. Total interest income increased $768,000, or 1.7%, to $45.2 million in the first quarter of 2008 as compared to $44.4 million for the same period in 2007. The increased total interest income for the first three months of 2008 was primarily the result of increased yields on the loan and increased yields on the mortgage-related securities portfolios and the increased dollar amount of investment securities and federal funds outstanding.
Interest income on loans increased $84,000, or 0.3%, to $30.0 million in the first quarter of 2008 as compared to $29.9 million for the first quarter of 2007. The increase was the result of increased yields on the loan portfolio partially offset by the reduction of the portfolio due to repayments.
Total loan originations and purchases in the first quarter of 2008 were $131.9 million as compared to $151.7 million in the same quarter of 2007. These decreases were primarily the result of reduced multi-family, commercial real estate, correspondent mortgage loan purchases, and reduced consumer loan originations. Reduced multi-family and commercial real estate originations were the result of a general slowdown in the economy. Since we had other more profitable alternatives (securities and internal loan originations), we decreased the dollar amount of correspondent loan purchases. Consumer loan originations were lower primarily as a result of declining demand caused by steady to declining demand due to slower growth, or decline, in homeowners’ equity.
Interest income on investments increased $1.0 million in the first quarter of 2008 as a result of the increased yields on the portfolio and, an increase in the average dollar amount outstanding in the investment securities portfolio, which is a direct result of the sale of mortgage-related securities and the purchase of investment securities in order that we could realize a higher rate of return and a more predictable duration. Interest income on investments reflects the cessation of dividends from the FHLB of Chicago in the first quarter of 2008 for the second quarter in a row. The FHLB of Chicago recently announced that it has suspended merger talks with the Federal Home Loan Bank of Dallas, and that its president resigned and the board appointed an interim president. The FHLB of Chicago also indicated that it was working on a plan to strengthen its balance sheet so that it could continue to be a separate bank. The continued loss of income on the investment in the stock of the FHLB of Chicago could negatively affect our future net income by approximately $322,000 per quarter.
Interest income on mortgage-related securities decreased $380,000 in the first quarter of 2008. The decrease was the result of the sale of mortgage-related securities at a profit partially offset by an increase in the yield on the portfolio.
Interest income on interest-earning deposits (which includes federal funds) increased $53,000 for the first quarter of 2008. The increase in the first quarter of 2008 was the result of increased average dollar amount of outstanding balances partially offset by a decrease in yields on interest-bearing deposits outstanding. Short-term deposits were used to invest excess cash in anticipation of funding loan originations.
Total Interest Expense. Total interest expense increased $903,000, or 3.3%, to $28.2 million in the first quarter of 2008 . The increase in the first quarter of 2008 was the result of increased average deposits and borrowings partially offset by a decrease in the cost of deposits and borrowings outstanding.

Interest expense on deposits decreased $232,000, or 1.2%, in the first quarter of 2008 as a result of the decreased cost of deposits partially offset by an increase in the average deposits outstanding. We were able to increase our average deposits outstanding because of the opening of new offices and our efforts to market deposit plans at rates that appealed to our customer base.
Interest expense on borrowings increased $1.1 million, or 13.0%, in the first quarter of 2008 as compared to the same period in 2007. The increase was the result of increased borrowings outstanding partially offset by a decrease in the cost of borrowings.
Net Interest Income. Net interest income decreased $135,000, or 0.8%, in the first quarter of 2008 compared to the same period in 2007. The primary reason for the decrease in the first quarter of 2008 was the result of the decrease in the cost of deposits and borrowings and the decrease in the average dollar amount of loan, mortgage-related securities and securities portfolios partially offset by an increase in the yield on the loan, mortgage-related securities and investment securities portfolios.
The net interest margin for the first quarter of 2008 was 2.05% as compared to 2.07% for the same period in 2007. The slight decrease in net interest margin for the first quarter of 2008 was primarily the result of our stock repurchase program. The funds used to repurchase stock resulted in a change from zero cost capital to reduced interest-earning assets. This reduction in earning assets was partially offset by the increase in our net interest rate spread to 1.64% for the first quarter of 2008 as compared to 1.53% for the comparable period in 2007. The increase in net interest spread is primarily the result of the increase in yield on average assets and the decrease in the cost of deposits.
Provision for Loan Losses. We provided $156,000 for loan losses in the first quarter of 2008 and had a net recovery of $929,000 of a previous specific loan loss allowance for the comparable period in 2007. The net recovery was the result of one non-performing commercial business loan of $1.3 million being paid in full in March 2007. A related specific loan loss of $1.3 million was previously allocated to this non-performing commercial business loan and we recovered all of it. The total allowance for loan losses at March 31, 2008 was $11.4 million, or 93.2%, of total non-performing loans as compared to $11.8 million, or 91.0%, of non-performing loans at December 31, 2007. The loan loss allowance was 0.59% of total loans at both March 31, 2008 and December 31, 2007.
Noninterest Income. Total noninterest income increased $1.4 million in the first quarter of 2008 as compared to the same period in 2007. The increase for the first quarter of 2008 was primarily the result of an increase in gains on sales of investments and increase in gains on sales of loans partially offset by the decrease in loan related fees and servicing revenue.
Service charges on deposits increased $22,000 in the first quarter of 2008 as compared to the same period in 2007 as a result of an increase in our overdraft fee and a change in our overdraft policy for transactions at ATMs and point of sale purchases partially offset by a decrease in the collection of charges on deposits that dropped below minimum balances.
Brokerage and insurance commissions increased $42,000 in the first quarter of 2008 as compared to same period in 2007. The increase in brokerage and insurance commissions in the first quarter of 2008 was primarily the result of increased commissions on annuity sales partially offset by decreased commissions on other insurance and security sales. Also, in the first quarter of 2008, we continued to offer personal investment advisory services to our customers through our wholly-owned subsidiary BancMutual Financial. We are in the process of implementing this product and anticipate that this product will not substantially increase our non-interest income in 2008.
Loan related fees and servicing income decreased $361,000 in the first quarter of 2008 as compared to the comparable period in 2007 primarily as a result of increased amortization and impairment ($174,000) of originated mortgage servicing rights on mortgage loans that are sold and decreased fees collected on consumer loans. As market interest rates decreased, the average lives of mortgage loans tend to decrease, thereby increasing the amortization of mortgage servicing rights. The reduced fees on consumer loans are the result of reduced consumer loan originations.
Gains on sales of investments increased $1.5 million in the first three months of 2008 as compared to the same period in 2007 as a result of a gain on the sales of mortgage-related securities in the first quarter of 2008 with no comparable sales of investments in 2007. In February 2008 we sold mortgage-related securities at a gain of $1.5 million and reinvested the proceeds in securities that had higher rates of returns and more predictable duration.
Gains on the sales of loans increased $444,000 in the first quarter of 2008 as compared to the same period in 2007. The first quarter of 2008 gain on the sale of loans was primarily the result of increased fixed rate mortgage loan originations and subsequent sale of those loans. We sell some of our 15-year fixed rate mortgage loans to the secondary market. We retain certain 20- and 30-year fixed rate mortgage loans as those certain loans have characteristics which historically have indicated that these loans will be outstanding for a relatively short period. Most of the other 20- and 30-year fixed rate mortgage loan originations that do not have these characteristics are sold.
Other noninterest income decreased $187,000 in the first quarter of 2008 as compared to the comparable period in 2007 primarily as a result of decreased income from bank owned life insurance due to a lower rate of return in 2008, decreased gains on the sale of real estate owned, decreased fees on debit card usage, and from our agent check program and other reduced noninterest income items.
Noninterest Expense. Total noninterest expense decreased $276,000 in the first quarter of 2008 as compared to the same period in 2007. The decrease for the first quarter of 2008 was primarily the result of decreased compensation and related expenses, and other expenses partially offset by an increase in occupancy and equipment expenses.
Compensation, payroll taxes, and other employee benefits decreased $325,000 in the first quarter of 2008 as compared to the same period in 2007. This was primarily the result of decreased stock-based benefit plan expense, decreased health care insurance expense and decreased retirement plan expense.
Occupancy and equipment expense increased $110,000 in the first quarter of 2008 as compared to the same period in 2007 primarily as the result of the addition of new offices, increased rent on a relocated existing office, and office repairs and maintenance.
Other expenses decreased $61,000 in the first quarter of 2008 as compared to the same period in 2007. The decrease in 2008 was primarily the result of decreased courier expenses, marketing expenses, losses on checking and savings and various fees for correspondent services partially offset by increases in the costs related to real estate owned, printing expenses and telephone expenses.
Income Taxes. The effective tax rate for the first quarter of 2008 was 33.1% as compared to 33.5% for the first quarter of 2007. The increase was primarily the result of the decrease in the income from bank owned life insurance in the first quarter of 2008 and the resulting lesser effect on the tax rate.
Bank owned life insurance income is tax deferred if the policy is held to the participant’s death and other conditions are met. Therefore, the income earned on the life insurance is not included in taxable income for the calculation of tax expense.
Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets and loans, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state subsidiaries of Wisconsin banks. The Department has asserted the position that some or all of the income of the out-of-

state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many Wisconsin banks; its audit of the Bank, has not yet been concluded, is not being actively pursued, and the Department has not asserted a claim against the Bank or its subsidiaries.
The Department sent letters in late July 2004 to Wisconsin financial institutions (whether or not they were undergoing an audit) reporting on settlements relating to these issues involving, at that time, 17 financial institutions and their out-of-state investment subsidiaries. The letter provided a summary of available settlement parameters. For prior periods they include: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes relating to a limited time period; limitations on net operating loss carry forwards; and interest on past-due taxes (but no penalties). For 2004 and going forward, the letter states similar provisions, including limits on subsidiaries’ assets which could be considered in determining income not subject to Wisconsin taxation. As outlined, the settlement would result in the rescission of prior Department letter rulings, and purport to be binding going forward except for future legislation or change by mutual agreement. However, the letter appears to implicitly accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes. The Department’s positions may be challenged by one or more financial institutions in the state.
The Company has previously engaged in discussions with the Department and has asked the Department to consider some specific factors which the Company believes may distinguish it from many other institutions.
Depending upon the terms and circumstances or the outcome of potential litigation, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of the Company. The Company currently has Wisconsin tax years open since 1997 under extensions with the Department in connection with the audit. The Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof, and that the Company would likely prevail against the Department should it attempt to tax the income of our out-of-state subsidiaries in Wisconsin. However, we can provide no assurances of this result. We also may incur further costs in the future to address these issues.
Net Income. As a result of the foregoing factors, net income for the three months ended March 31, 2008 was $5.1 million, a 7.5% increase from the comparable period in 2007. Diluted earnings per share increased 25.0% in the first quarter of 2008 as compared to the same period in 2007. Earnings per share increased at a faster rate than net income due to the effects of the Company’s stock repurchases which substantially reduced the average number of shares of the Company’s common stock outstanding for the first three months of 2008 as compared to the comparable period in 2007.
Impact of Inflation and Changing Prices. The financial statements and accompanying notes of the Company have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
Outlook
(The following are forward looking statements; see “Cautionary Statements Regarding Forward Looking Information” above.) The Company’s management has identified a number of factors which may affect the Company’s operations and results in early 2008. They are as follows:

•	There may be an environment of continued economic slow down. If that is the case, there are a number of effects that Bank Mutual, like other financial institutions, would likely experience.
•	Loan originations could continue to vary significantly from period to period along with related interest and fee income.

•	A continuing slow down in the appreciation of the value of real estate or a decrease in value may occur. Reduced property prices and a soft real estate market could negatively affect the volume of home sales, which in turn could affect mortgage and home equity loan originations and prepayments.

•	A continuation of soft or declining real estate values could also affect the value of the collateral securing our mortgage loans. A decrease in value could, in turn, lead to increased losses on loans in the event of foreclosures, which would affect our provisions for loan losses and profitability.

•	A general slow down in the economy or a recession may affect our borrowers’ ability to repay their loan obligations, which could lead to increased loan losses or provisions.

•	If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily mortgage-related securities, earn less income than real estate loans.
•	The Bank will continue to further emphasize commercial real estate and commercial business loans, both of which can present a higher risk than residential mortgages. Adding personnel to continue this emphasis will increase our costs. However, market conditions and other factors may continue to affect our ability to increase our loan portfolio with these types of loans, and a weak economy can increase the risk that borrowers will not be able to repay these loans.

•	The Bank anticipates opening two new offices in 2008. The addition of new offices increases our occupancy and related personnel costs going forward.

•	Like many Wisconsin financial institutions, the Bank has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state investment subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on our earnings. Although we believe we have reported income and paid Wisconsin taxes in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, our position may not prevail in court or other actions may occur which give rise to liabilities. We also may incur further costs in the future to address and defend these issues. (See also, “Income Taxes” above)
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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first three months of 2008, mortgage-related securities prepayments increased because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Our primary investing activities are the purchases and sales of investment securities and mortgage-related securities origination and purchase of one- to four-family real estate loans, the origination of multi-family real estate loans and commercial real estate loans and construction and development real estate loans and the origination of home equity loans, other consumer loans and commercial business loans. These investing activities are funded by principal payments on mortgage loans, consumer loans, commercial business loans and mortgage-related securities, calls and maturities on investment securities, borrowings, deposit growth, and funds provided by our operating activities.
Cash and cash equivalents increased $88.8 million during the first three months of 2008. Investing activities provided $48.1 million of cash, primarily as a result of the proceeds from the sale of investments, the net decrease in loans receivable and principal repayments on mortgage-related securities partially offset by purchases of investment and mortgage-related securities. Cash provided by financing activities of $41.5 million resulted primarily from an increase in deposits and advance payments by borrowers for taxes and insurance partially offset by the purchase of treasury stock and the payment of a cash dividend on our stock. Net cash used in operating activities of $801,000 consisted primarily of loans originated for sale, a decrease in other liabilities and the net gain on the sale of available-for-sale securities partially offset by proceeds from loan sales, net income, a decrease in other assets and the amortization of the cost of stock benefit plans.
At March 31, 2008, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage (Tier I) capital to average assets ratio of at least 5.0%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.0%. At March 31, 2008, the Bank had a total risk-based capital ratio of 20.0% and a leverage ratio of 9.3%. See Notes to Unaudited Consolidated Financial Statements — “Note 9 - Shareholders’ Equity.”
From time to time, the Company repurchases shares of common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. Management believes that, at the price offered, the repurchases of shares were appropriate in view of the Company’s strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. In the first quarter of 2008, the Company repurchased 2,028,100 shares of Company common stock at an average price of $10.80 per share. At March 31, 2008, 209,000 shares remained available for repurchase under the current stock repurchase program that was adopted on November 5, 2007 to authorize 3.0 million shares to be repurchased. On December 17, 2007, the Company’s board of directors amended that stock repurchase plan to allow an additional 2.0 million shares to be repurchased.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.
The following table presents, as of March 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$759,986	$—	$—	$—	$759,986
Certificates of deposits	965,936	405,297	35,530	—	1,406,763
Borrowed funds (a)	—	—	100,000	811,198	911,198
Operating leases	1,198	1,400	753	1,215	4,566
Purchase obligations	2,160	2,340	—	—	4,500
Non-qualified retirement plans and deferred compensation plans	763	2,053	1,970	9,451	14,237

(a)	Excludes interest to be paid in the periods indicated.
The Company’s operating lease obligations represent short- and long-term lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology.
The Company also has obligations under its deferred retirement plan for executives and directors as described in Note 11 to the unaudited consolidated financial statements.
The following table details the amounts and expected maturities of significant commitments as of March 31, 2008.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$5,005	$—	$—	$—	$5,005
Residential real estate	49,798	—	—	—	49,798
Revolving home equity and credit card lines	153,439	—	—	—	153,439
Standby letters of credit	107	—	—	3	110
Commercial lines of credit	20,038	—	—	—	20,038
Undisbursed commercial loans	3,609	—	—	—	3,609
Net commitments to sell mortgage loans	22,969	—	—	—	22,969
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
At March 31, 2008, based on the assumptions below, our interest earning assets maturing or repricing within one year exceeded our interest-bearing liabilities maturing or repricing within the same period by $187.6 million. For additional information, see “Comparisons of Financial Condition at March 31, 2008 and December 31, 2007 — Borrowings” in Item 2 hereof. This represents a positive cumulative one-year interest rate sensitivity gap of 5.3%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 114.1%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
i)	Investment securities — based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities — based upon an independent outside source for determining estimated cash flows (expected prepayment speeds).

iii)	Loans — based upon contractual maturities, repricing dates, if applicable, scheduled repayments of principal and projected prepayments of principal based upon our historical experience or anticipated prepayments and does not include non-accrual loans.

iv)	Deposits — based upon contractual maturities and historical decay rates.

v)	Borrowings — based upon final maturity. Although $856.0 million of borrowings due over five years contain a call option.

	At March 31, 2008
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$74,125	$131,785	$228,107	$90,323	$95,385	$619,725
Adjustable	170,609	339,714	322,738	60,634	449	894,144
Consumer loans	82,439	96,937	120,313	36,542	21,757	357,988
Commercial business loans	34,559	18,766	1,164	31	—	54,520
Interest-earning deposits	100,856	—	—	—	—	100,856
Investment securities	47,990	117,400	60,165	—	—	225,555
Mortgage-related securities:
Fixed	45,190	110,573	441,518	120,403	192,941	910,625
Adjustable	102,474	—	—	—	—	102,474
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	704,334	815,175	1,174,005	307,933	310,532	3,311,979

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	1,932	5,562	13,244 1	1,216	62,077	94,031

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	3,412	9,821	23,385	19,804	109,535	165,957
Savings accounts	4,739	13,454	30,925	24,951	116,268	190,337
Money market accounts	309,340	—	—	—	—	309,340
Time deposits	417,001	554,268	385,392	35,153	—	1,391,814
Advance payments by borrowers for taxes and insurance	—	11,427	—	—	—	11,427
Borrowings — See comments above.	242	752	2,147	102,378	805,679	911,168

Total interest-bearing and noninterest-bearing liabilities	736,666	595,284	455,093	193,502	1,093,559	3,074,104

Interest rate sensitivity gap	$(32,332)	$219,891	$718,912	$114,431	$(783,027)	$237,875

Cumulative interest rate sensitivity gap	$(32,332)	$187,559	$906,471	$1,020,902	$237,875

Cumulative interest rate sensitivity gap as a percentage of total assets	(0.91)%	5.29%	25.55%	28.78%	6.71%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	95.61%	114.08%	150.72%	151.55%	107.74%

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
Net Equity Sensitivity
In addition to the gap analysis table, we also use simulation models to monitor interest rate risk. The models report the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. The present value of equity is the difference between the present value of expected cash flows of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed rate asset will decline, whereas the fair market value of an adjustable rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.
The following table presents the estimated present value of equity over a range of interest rate change scenarios at March 31, 2008. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)			(Dollars in thousands)
+300	$374,127	$(96,605)	(20.5)%	10.95%	(14.7)%
+200	453,764	(16,968)	(3.6)	12.91	0.7
+100	483,304	12,572	2.7	13.43	4.7
0	470,732	—	0.0	12.83	0.0
-100	398,046	(72,686)	(15.4)	10.75	(16.2)
-200	297,013	(173,719)	(36.9)	7.99	(37.7)
-300	222,563	(248,169)	(52.7)	5.99	(53.3)
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2007. See also “Outlook” in Part I, Item 2 hereof.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of the Company shares by the Company during the first quarter of 2008.

			Total
			number
			of shares	Maximum
			purchased as	number of
			part of	shares that
			publicly	may yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs
January 1 — January 31, 2008	915,394	$10.5960	913,200	1,323,900

February 1 — February 29, 2008	714,300	11.2159	714,300	609,600

March 1 — March 31, 2008	400,600	10.5007	400,600	209,000

Total	2,030,294	$10.7955	2,028,100

Item 4. Submission of Matters to a Vote of Security Holders.
(a), (c)	At the Company’s annual meeting of shareholders on May 6, 2008, the four directors who were management’s nominees for election were elected to the Company’s Board of Directors for terms identified below. The directors were elected with the following votes:

Director’s Name	For	Withhold
For terms expiring in 2011:
David C. Boerke (new director)	40,699,075	1,877,249
Richard A. Brown (new director)	40,773,860	1,802,464
Thomas J. Lopina, Sr. (continuing director)	40,773,860	1,802,464
Robert B. Olson (continuing director)	40,776,860	1,802,464
Thomas H. Buestrin, Michael T. Crowley, Jr. and William J. Mielke continue as directors of the Company whose terms expire in 2009. Raymond W. Dwyer, Mark C. Herr and J. Gus Swoboda continue as directors of the Company whose terms expire in 2010.
At the meeting, shareholders also ratified the selection of Deloitte & Touche LLP as auditors for fiscal 2008, by the following vote:

For:	41,495,105
Against:	515,499
Abstain:	564,988
Broker Non Vote:	732
Item 6. Exhibits
(a)	Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: May 9, 2008	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: May 9, 2008	/s/ Eugene H. Maurer, Jr.
Eugene H. Maurer, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended March 31, 2008

Exhibit No.	Description	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Interim Chief Financial Officer of Bank Mutual Corporation	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Interim Chief Financial Officer of Bank Mutual Corporation	X