Form 10-Q
period 2008-06-30
BANK MUTUAL CORP
filed 2008-08-05
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 48,221,500 shares, at August 1, 2008.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30	December 31
	2008	2007
	(In thousands, except per
	share data)
Assets
Cash and due from banks	$27,366	$36,235
Federal funds sold	157,000	—
Interest-earning deposits	16,383	2,714

Total cash and cash equivalents	200,749	38,949
Securities available-for-sale, at fair value:
Investment securities	343,233	99,450
Mortgage-related securities	902,685	1,099,922
Loans held for sale	5,923	7,952
Loans receivable, net	1,845,849	1,994,556
Goodwill	52,570	52,570
Other intangible assets	2,097	2,428
Mortgage servicing rights	4,885	4,708
Other assets	193,640	187,511

Total assets	$3,551,631	$3,488,046

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,176,290	$2,112,968
Borrowings	910,956	912,459
Advance payments by borrowers for taxes and insurance	20,122	1,815
Other liabilities	29,317	27,859

Total liabilities	3,136,685	3,055,101

Minority interest in real estate development	2,924	2,910

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized– 20,000,000 shares in 2008 and 2007
Issued and outstanding – none in 2008 and 2007	—	—
Common stock – $.01 par value:
Authorized– 200,000,000 shares in 2008 and 2007
Issued – 78,783,849 shares in 2008 and 2007
Outstanding – 48,201,500 in 2008 and 49,834,756 in 2007	788	788
Additional paid-in capital	497,369	498,408
Retained earnings	273,919	273,330
Unearned ESOP shares	(1,716)	(2,166)
Accumulated other comprehensive loss	(7,108)	(6,069)
Treasury stock – 30,582,349 shares in 2008 and 28,949,093 in 2007	(351,230)	(334,256)

Total shareholders’ equity	412,022	430,035

Total liabilities and shareholders’ equity	$3,551,631	$3,488,046

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30
	2008	2007
	(In thousands, except per
	share data)
Interest income:
Loans	$28,349	$30,466
Investment securities	3,621	1,146
Mortgage-related securities	11,393	13,083
Interest-earning deposits	706	1,141

Total interest income	44,069	45,836

Interest expense:
Deposits	16,149	19,140
Borrowings	9,827	9,331
Advance payments by borrowers for taxes and insurance	4	5

Total interest expense	25,980	28,476

Net interest income	18,089	17,360
Provision for loan losses	67	51

Net interest income after provision for loan losses	18,022	17,309

Noninterest income:
Service charges on deposits	1,657	1,675
Brokerage and insurance commissions	852	686
Loan related fees	144	145
Loss on investments, net	(1,119)	—
Gain on sales of loans	494	432
Real estate investment partnership income	—	1,422
Other	2,036	2,150

Total noninterest income	4,064	6,510

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,559	9,551
Occupancy and equipment	2,917	2,934
Amortization of other intangible assets	166	166
Real estate investment partnership cost of sales	—	645
Other	3,084	3,090

Total noninterest expenses	15,726	16,386
Minority interest in income of real estate investment partnership	—	391

Income before income taxes	6,360	7,042
Income taxes	2,081	2,439

Net income	$4,279	$4,603

Per share data:
Earnings per share — basic	$0.09	$0.08

Earnings per share — diluted	$0.09	$0.08

Cash dividends per share paid	$0.09	$0.08

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30
	2008	2007
	(In thousands, except per
	share data)
Interest income:
Loans	$58,454	$60,491
Investment securities	5,651	2,165
Mortgage-related securities	24,043	26,113
Interest-earning deposits	1,182	1,564

Total interest income	89,330	90,333

Interest expense:
Deposits	34,548	37,771
Borrowings	19,665	18,034
Advance payments by borrowers for taxes and insurance	6	7
Total interest expense	54,219	55,812

Net interest income	35,111	34,521

Provision for (recovery of) loan losses	223	(878)

Net interest income after provision for loan losses	34,888	35,399

Noninterest income:
Service charges on deposits	3,175	3,171
Brokerage and insurance commissions	1,507	1,299
Loan related fees	282	270
Gain on investments, net	351	—
Gain on sales of loans	1,268	762
Real estate investment partnership income	—	1,422
Other	3,779	4,449

Total noninterest income	10,362	11,373

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	18,877	19,194
Occupancy and equipment	5,854	5,761
Amortization of other intangible assets	331	331
Real estate investment partnership cost of sales	—	645
Other	6,265	6,331

Total noninterest expenses	31,327	32,262
Minority interest in income of real estate investment partnership	—	391

Income before income taxes	13,923	14,119
Income taxes	4,582	4,809

Net income	$9,341	$9,310

Per share data:
Earnings per share — basic	$0.20	$0.17

Earnings per share — diluted	$0.19	$0.16

Cash dividends per share paid	$0.18	$0.16

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Total
	(In thousands, except per share data)
For the Six Months Ended June 30, 2008
Balance at January 1, 2008	$788	$498,408	$273,330	$(2,166)	$(6,069)	$(334,256)	$430,035
Comprehensive income:
Net income	—	—	9,341	—	—	—	9,341
Other comprehensive loss Change in net unrealized gain on securities available- for-sale, net of deferred income tax benefit of $1,135	—	—	—	—	(1,039)	—	(1,039)

Total comprehensive income	—	—	—	—	—	—	8,302
Purchase of treasury stock	—	—	—	—	—	(22,692)	(22,692)
Issuance of management recognition plan shares		(143)				157	14
Committed ESOP shares	—	1,346	—	450	—	—	1,796
Exercise of stock options	—	(3,394)	—	—	—	5,561	2,167
Share based payments	—	1,152	—	—	—	—	1,152
Cash dividends ($0.18 per share)	—	—	(8,752)	—	—	—	(8,752)

Balance at June 30, 2008	$788	$497,369	$273,919	$(1,716)	$(7,108)	$(351,230)	$412,022

For the Six Months Ended June 30, 2007
Balance at January 1, 2007	$788	$496,302	$273,454	$(3,066)	$(15,426)	$(218,273)	$533,779
Comprehensive income:
Net income	—	—	9,310	—	—	—	9,310
Other comprehensive loss Change in net unrealized loss on securities available- for-sale, net of deferred income tax benefit of $3,358	—	—	—	—	(5,317)	—	(5,317)

Total comprehensive income							3,993
Purchase of treasury stock	—	—	—	—	—	(63,018)	(63,018)
Committed ESOP shares	—	1,461	—	450	—	—	1,911
Exercise of stock options	—	(2,463)	—	—	—	4,058	1,595
Share based payments	—	1,156	—	—	—	(109)	1,047
Cash dividends ($0.16 per share)	—	—	(9,168)	—	—	—	(9,168)

Balance at June 30, 2007	$788	$496,456	$273,596	$(2,616)	$(20,743)	$(277,342)	$470,139

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2008	2007
	(In thousands)
Operating activities:
Net income	$9,341	$9,310
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for (recovery of) loan losses	223	(878)
Provision for depreciation	1,247	1,351
Amortization of intangibles	331	331
Amortization of mortgage servicing rights	(177)	(103)
Minority interest in real estate investment partnership	—	391
Amortization of cost of stock benefit plans	2,948	2,958
Net discount amortization on securities	(832)	(893)
Net gain on of investments	(351)	—
Net gain from real estate investment partnership	—	(777)
Loans originated for sale	(96,408)	(60,023)
Proceeds from loan sales	99,705	54,996
Gain from sales of loans originated for sale	(1,268)	(762)
Increase (decrease) in other liabilities	13,703	(16,619)
(Increase) decrease in other assets	(3,308)	16,737
(Increase) decrease in accrued interest receivable	(1,733)	290

Net cash from operating activities	23,421	6,309

Investing activities:
Purchases of investment securities	(251,173)	(15,000)
Purchases of mortgage-related securities	(117,967)	(127,818)
Principal repayments on mortgage-related securities	110,756	116,352
Proceeds from sale of investments	210,846	—
Net decrease in loans receivable	146,978	37,025
Proceeds from real estate investment partnership	—	1,422
Proceeds from sale of foreclosed properties	868	341
Purchase of Federal Home Loan Bank stock	—	(216)
Net purchases of premises and equipment	(1,697)	(2,097)

Net cash from investing activities	98,611	10,009

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended
	June 30
	2008	2007
	(In thousands)
Financing activities:
Net increase (decrease) in deposits	$52,241	$(58,014)
Net decrease in short-term borrowings	—	(75,000)
Proceeds from long-term borrowings	—	457,950
Repayments of long-term borrowings	(1,503)	(275,069)
Net increase in advance payments by borrowers for taxes and insurance	18,307	19,667
Proceeds from exercise of stock options	1,939	1,220
Excess tax benefit from exercise of stock options	228	375
Cash dividends	(8,752)	(9,168)
Purchase of treasury stock	(22,692)	(63,018)

Net cash provided (used) by financing activities	39,768	(1,057)

Increase in cash and cash equivalents	161,800	15,261
Cash and cash equivalents at beginning of period	38,949	45,460

Cash and cash equivalents at end of period	$200,749	$60,721

Supplemental information:
Cash paid for:
Interest on deposits and borrowings	$24,562	$25,171
Income tax	5,919	4,462
Non-cash transaction:
Interest credited on deposits	40,843	29,553
Issuance of management recognition plan shares	143	—
Loans transferred to foreclosed properties and repossessed assets	1,506	450
See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION
     AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”) and the Bank’s subsidiaries.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q and should be read in conjunction with the Company’s 2007 annual report on Form 10-K. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of the Company, all adjustments, which are of a normal recurring nature, necessary to present fairly, have been included in the results of operations, cash flows and financial position in the accompanying income statements, statement of cash flows and balance sheets. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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

Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
At June 30, 2008:
Investment securities:
U.S. government and federal obligations	$302,423	$362	$(4,385)	$298,400
Mutual funds	44,411	36	(31)	44,416
Stock in federal agencies	1,442	21	(1,046)	417

Total investment securities	348,276	419	(5,462)	343,233
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	332,019	1,792	(1,324)	332,487
Federal National Mortgage Association	380,493	2,340	(4,326)	378,507
Private Placement CMOs	169,108	133	(6,187)	163,054
Government National Mortgage Association	28,997	5	(365)	28,637

Total mortgage-related securities	910,617	4,270	(12,202)	902,685

Total	$1,258,893	$4,689	$(17,664)	$1,245,918

The Company determined that one of the mutual fund investments that was determined to be impaired at December 31, 2007, had an additional impairment of $2.1 million dollars at June 30, 2008. This additional impairment was recorded in net loss on investments in the unaudited consolidated statement of income for the three and six months ended June 30, 2008.
Securities with a gross unrealized loss in the above table were temporarily impaired at June 30, 2008. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 3% or less of their respective amortized cost basis. The Company has the intent and ability to hold these securities contained in the previous table for the time necessary to recover the amortized cost.
The amortized cost and fair values of securities by contractual maturity at June 30, 2008, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	36,271	36,633
Due after ten years	266,152	261,767
Mutual funds	44,411	44,416
FHLMC and FNMA stock	1,442	417
Mortgage-related securities	910,617	902,685

Total	$1,258,893	$1,245,918

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2008. The Company’s financial liabilities were a negligible amount as of June 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(in thousands)
At June 30, 2008
Securities available-for-sale:
Investment securities	$44,833	$298,400	$—	$343,233
Mortgage-related securities	$—	$902,685	$—	$902,685
Loans held for sale	$5,923	$—	$—	$5,923
Note 4 — Loans Receivable
Loans receivable consist of the following:

	June 30	December 31
	2008	2007
	(In thousands)
Mortgage loans:
One- to four-family	$927,245	$1,059,307
Multi-family	177,757	206,640
Commercial real estate	210,164	202,528
Construction and development	203,957	170,401

Total mortgage real estate loans	1,519,123	1,638,876
Consumer and other loans:
Fixed equity	180,673	199,161
Home equity lines of credit	83,578	90,631
Student	22,353	21,845
Home improvement	33,903	33,604
Automobile	17,110	24,878
Other	8,597	9,439

Total consumer and other loans	346,214	379,558
Total commercial business loans	58,241	53,784

Total loans receivable	1,923,578	2,072,218
Less:
Undisbursed loan proceeds	67,890	68,457
Allowance for loan losses	11,341	11,774
Unearned loan fees and discounts	(1,502)	(2,569)

	77,729	77,662

Total loans receivable, net	$1,845,849	$1,994,556

The Company’s mortgage loans and home equity loans are primarily secured by properties housing one-to-four families which are generally located in the Bank’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.

Note 5 — Goodwill, Other Intangible Assets and Mortgage Servicing Rights
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at June 30, 2008 and December 31, 2007 are presented in the following table.

	June 30	December 31
Mortgage Servicing Rights	2008	2007
	(In thousands)
Mortgage servicing rights at beginning of the period	$4,708	$4,653
Additions	1,084	1,246
Amortization	(907)	(1,191)

Mortgage servicing rights at end of the period	$4,885	$4,708

The carrying amounts of the intangible assets, net of accumulated amortization and net carrying amounts of intangible assets at June 30, 2008 are presented in the following table.

	Intangible Asset Amount
	Net of Accumulated	Carrying
Intangible Assets	Amortization	Amount
	(In thousands)
Goodwill	$52,570	$52,570
Mortgage servicing rights	4,885	4,885
Deposit base intangibles	2,097	2,097

Total	$59,552	$59,552

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2008. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
		(In thousands)
Six months ended June 30, 2008 (actual)	$907	$331	$1,238

Six months ending December 31, 2008 (estimate)	$498	$288	$786

Estimate for year ending December 31, 2009	$996	$405	$1,401
2010	988	405	1,393
2011	819	405	1,224
2012	604	199	803
2013	453	140	593
Thereafter	527	255	782

Total	$4,885	$2,097	$6,982

Note 6 — Other Assets
Other assets are summarized as follows:

	June 30	December 31
	2008	2007
	(In thousands)
Accrued interest:
Mortgage-related securities	$3,641	$4,463
Investment securities	3,833	687
Loans receivable	8,884	9,475

Total accrued interest	16,358	14,625
Foreclosed properties and repossessed assets	4,316	3,687
Premises and equipment, net	52,002	51,628
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	50,080	48,871
Prepaid and other	24,792	22,608

Total other assets	$193,640	$187,511

Note 7 — Deposits
Deposits are summarized as follows:

	June 30	December 31
	2008	2007
	(In thousands)
Checking accounts:
Noninterest-bearing	$92,139	$97,506
Interest-bearing	169,769	170,986

Total checking accounts	261,908	268,492

Money market accounts	357,970	280,442
Savings accounts	196,784	183,756
Certificate accounts:
Due within one year	913,587	1,076,140
After one but within two years	349,266	261,556
After two but within three years	18,413	26,980
After three but within four years	6,944	8,971
After four but within five years	71,418	6,631
After five years	—	—

Total certificate accounts	1,359,628	1,380,278

Total deposits	$2,176,290	$2,112,968

Note 8 — Borrowings
Borrowings consist of the following:

	June 30		December 31
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)		(Dollars in thousands)
Federal Home Loan Bank advances maturing:
2008	$—	—%	$1,025	5.90%
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
2012	100,000	4.52	100,000	4.52
Thereafter	810,956	4.24	811,434	4.24

Total borrowings	$910,956		$912,459

Of the $911.0 million in borrowings due after 2011, $856.0 million have a quarterly call provision beginning after an initial period of six months to two years. Within the next twelve months, all of the callable borrowings will be subject to the call options. In addition, all of our Federal Home Loan Bank borrowings have prepayment penalties if they are repaid prior to maturity or call.

The Bank is required to maintain unencumbered mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) as collateral. The Bank’s borrowings from the FHLB of Chicago are limited to the lesser of: 35% of total assets; 20 times the FHLB of Chicago capital stock owned by the Company; the total of 60% of the book value of certain multi-family mortgage loans and 75% of the book value of one-to four-family mortgage loans; and 97% of certain mortgage-related securities. Our advances are also collateralized by FHLB of Chicago stock of $46.1 million at June 30, 2008 and December 31, 2007.
Note 9 — Shareholders’ Equity
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets (as these terms are defined in the applicable regulations), and of Tier I capital (as these terms are defined in the applicable regulations) to average assets (as these terms are defined in regulations). Management believes, as of June 30, 2008, that the Bank meets or exceeds all capital adequacy requirements to which it is subject.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
The Bank
As of June 30, 2008:
Total capital (to risk-weighted assets)	$333,408	19.84%	$134,439	8.00%	$168,049	10.0%
Tier I capital (to risk-weighted assets)	322,067	19.17	67,219	4.00	100,829	6.00
Tier I capital (to average assets)	322,067	9.20	139,965	4.00	174,957	5.00
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulatory requirements:

	The Bank
	Risk-	Tier I
	Based	(Core)
	Capital	Capital
	(In thousands)
As of June 30, 2008:
Equity per Bank records	$372,867	$372,867
Unrealized losses on investments	7,884	7,884
FAS No. 158 adjustment reversal	(775)	(775)
Goodwill and intangibles, net of deferred taxes	(53,825)	(53,825)
Investment in “nonincludable” subsidiaries	(3,791)	(3,791)
Disallowed servicing assets	(293)	(293)
Allowance for loan losses	11,341	—

Regulatory capital	$333,408	$322,067

Note 10 — Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Basic Earnings Per Share
Net Income	$4,279	$4,603	$9,341	$9,310

Weighted average shares outstanding, net of unallocated ESOP and unvested MRP shares	47,148,758	54,308,076	47,361,457	55,840,920
Allocated ESOP shares for period	81,812	81,813	163,625	163,626
Vested MRP shares for period	42,807	51,661	101,331	97,456

	47,273,377	54,441,550	47,626,413	56,102,002

Basic earnings per share	$0.09	$0.08	$0.20	$0.17

Diluted Earnings Per Share
Net Income	$4,279	$4,603	$9,341	$9,310

Weighted average shares outstanding used in basic earnings per share	47,273,377	54,441,550	47,626,413	56,102,002
Dilutive effect of:
Stock option shares	874,044	1,308,822	958,268	1,377,954
Unvested MRP shares	2,944	27,404	4,586	30,739

	48,150,365	55,777,776	48,589,267	57,510,695

Diluted earnings per share	$0.09	$0.08	$0.19	$0.16

The company had additional stock options of 82,000 shares as of June 30, 2008 and 50,000 shares at June 30, 2007 that were not included in the computation of diluted earnings per share because they were anti-dilutive.
Note 11 — Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $36,000 in the second quarter of 2008 and $34,000 in the second quarter of 2007, and $79,000 in the first six months of 2008 and $74,000 in the first six months of 2007.
The Company also has a qualified defined benefit pension plan covering employees meeting certain minimum age and service requirements and a non-qualified supplemental pension plan for certain qualifying employees. The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company’s funding policy for the qualified plan is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.
The following tables set forth the plans’ net periodic benefit cost:

	Qualified Plan		Qualified Plan
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$435	$448	$871	$895
Interest cost	414	368	828	736
Expected return on plan assets	(488)	(449)	(976)	(898)
Amortization of prior service cost	5	7	11	15

Net periodic benefit cost	$366	$374	$734	$748

	Supplemental Plan		Supplemental Plan
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$46	$44	$92	$87
Interest cost	105	98	210	196
Amortization of prior service cost	—	13	—	27

Net periodic benefit cost	$151	$155	$302	$310

The amount of the 2008 contribution range was determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2008. The contribution to the qualified plan in 2008 will be $1,622,798 and no contribution is necessary to the supplemental plan.

Note 12 — Stock-Based Benefit Plans
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan provided for the grant of stock options up to 4,150,122 shares and restricted stock (“MRP”) awards up to 1,226,977 shares. Of these, 1,210,630 MRP shares were granted in 2001, of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of $3.2056, of which 236,257 shares were subsequently forfeited. No further grants may be made under the 2001 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of stock options of up to 4,106,362 shares and MRP awards of up to 1,642,521 shares. In May 2004, options for 2,382,000 shares were granted, of which 82,200 shares were subsequently forfeited and 955,000 MRP shares were granted, of which 39,600 MRP shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. In 2006, options for an additional 50,000 shares were granted under the 2004 Stock Incentive Plan at an exercise price of $12.234 per share. In 2008, options for an additional 32,000 shares were granted at an exercise price of $11.160 and MRP shares for an additional 12,800 shares were granted.
In total, options for 3,591,790 shares remain outstanding at June 30, 2008, of which options for 3,114,190 shares were vested. In addition, since inception of the plans, options for 2,585,075 shares were exercised and options for 337,257 shares have been forfeited. A summary of stock option activity for the three months ended June 30, 2008 is provided in the following table:

	Six Months ended June 30, 2008
		Weighted
	Stock	Average
	Options	Price
Outstanding at beginning of period	4,090,628	$7.365
Issued	32,000	11.160
Exercised	472,038	4.471
Forfeited	58,800	10.673

Outstanding at end of period	3,591,790	$7.731

The estimated fair value of each option granted during the six months ended June 30, 2008 is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average assumptions used in the model:

For the Six Months Ended
June 30, 2008
Risk-free interest rate	3.18%
Dividend yield	3.00%
Expected stock volatility	11.76 – 26.30%
Expected years until exercise	5.00
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

Total unvested outstanding MRP grants had a fair value of $1.8 million at June 30, 2008. The MRP grants are being amortized to compensation expense as participants become vested in the awarded shares
The amount of MRP awards amortized to expense was $412,000 for the second quarter of 2008 as compared to $421,000 for the same period in 2007, and $761,000 for the first six months of 2008 and $912,000 for the first six months of 2007.
Note 13 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at June 30, 2008 and December 31, 2007 are as follows:

	June 30	December 31
	2008	2007
	(In thousands)
Unused consumer lines of credit	$151,802	$153,553
Unused commercial lines of credit	19,760	20,167
Commitments to extend credit:
Fixed rate	44,831	21,487
Adjustable rate	35,498	16,353
Undisbursed commercial loans	1,680	6,131
Forward commitments to sell mortgage loans of $7.9 million at June 30, 2008 represent commitments obtained by the Bank from a secondary market agency to purchase mortgages from the Bank. Commitments to sell loans expose the Bank to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $10.5 million of forward commitments at December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This document contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements, and any discussions of periods after the quarter for which this report is filed, are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions; softness and declines in the real estate market, which can affect both collateral values and loan activity; negative developments affecting particular borrowers; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Bank’s loan and investment portfolios; changes in commodity prices; changes in real estate values; other general economic and political developments; the factors discussed in “Outlook” below; and other factors referred to in the reports filed by the Company with the Securities and Exchange Commission (particularly under “Risk Factors” in Item 1A of the Company’s 2007 Annual Report on Form 10-K).
Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007
General. Net income was $4.3 million for the second quarter of 2008 as compared to $4.6 million for the second quarter of 2007 and $9.3 million for each of the six months ended June 30, 2008 and 2007. The decrease in the second quarter of 2008 over the prior year was primarily the result of a net loss of $1.1 million on investments in 2008 and a net gain of $585,000 on the sale of undeveloped land in 2007 with no comparable gain in 2008. Net income for the first six months of 2008 was unchanged as compared to the same period in 2007 due to the above mentioned items and a first quarter 2008 gain on investments of $1.5 million in the first quarter of 2008, which was partially offset by significant recovery of a specific allowance for loan loss in the first quarter of 2007 with no comparable recovery in 2008.
Total Interest Income. Total interest income decreased $1.8 million, or 3.9%, to $44.1 million in the second quarter of 2008 as compared to $45.8 million for the same period in 2007 and decreased $1.0 million, or 1.1%, to $89.3 million for the six months ended June 30, 2008 as compared to $90.3 million for the same period in 2007. The decrease in total interest income for the second quarter of 2008 was primarily the result of the decrease in the volume of the loans receivable portfolio, the decrease in yields on the loans receivable portfolio and the decrease in yields on federal funds outstanding, partially offset by the net increase in investment securities and the increase in yields on the securities portfolios. The decreased total interest income for the six months ended 2008 was primarily the result of the decrease in the loans receivable portfolio and the decrease in yields on federal funds outstanding, partially offset by the net increase in the investment securities portfolios, the increase in federal funds outstanding and the increase in yields on the investment securities portfolios.

Interest income on loans decreased $2.1 million, or 7.0%, to $28.3 million in the second quarter of 2008 as compared to $30.5 million for the second quarter of 2007 and decreased $2.0 million, or 3.4%, to $58.5 million in the first six months of 2008 as compared to $60.5 million for the same period in 2007. The decrease in the second quarter of 2008 was primarily the result of the decrease in the volume of the loans receivable portfolio and a slight decrease in yields on the loans receivable portfolio. The decrease in the first six months of 2008 was the result of a reduction in the loans receivable portfolio due to repayments, partially offset by an increase in the yields on the loan portfolio.
Total loan originations and purchases in the second quarter of 2008 were $184.2 million as compared to $168.5 million in the same quarter of 2007 and $316.0 million in the first six months of 2008 as compared to $320.1 million in the first six months of 2007. The increase during the second quarter of 2008 was primarily due to increases in originations of one- to four-family, multi-family and commercial real estate loans, partially offset by decreased originations in commercial business loans, consumer loans and loan purchases. The decrease during the first six months of 2008 was primarily due to decreases in originations of multi-family, consumer and commercial business loans and decreased loan purchases, partially offset by increases in originations of one- to four-family and commercial real estate loans. Consumer loan originations were lower primarily as a result of declining demand due to slower growth, or declines, in homeowners’ equity.
Interest income on investments increased $2.5 million in the second quarter of 2008 and $3.5 million in the first six months of 2008 as compared to the same periods in 2007. Both increases are due to an increase in the average dollar amount outstanding in the investment securities portfolio, which is a direct result of the sale of mortgage-related securities and the purchase of investment securities; we made these changes in our portfolio so we could realize a higher rate of return and a more predictable duration. Interest income on mortgage-related securities decreased $1.7 million in the second quarter of 2008 and $2.1 million in the first six months of 2008 as compared to the same periods in 2007. Both decreases are primarily due to the sale of mortgage-related securities discussed above.
The increase in interest income on investments was partially offset by the cessation of dividends from the FHLB of Chicago since October 1, 2007 (the third quarter in a row). The FHLB of Chicago indicated that it was working on a plan to strengthen its balance sheet so that it could continue to be a separate bank. The loss of income on the investment in the stock of the FHLB of Chicago negatively affects our net income by approximately $322,000 per quarter. The FHLB of Chicago has indicated in recent correspondence that there may not be any dividends for the remainder of 2008.
Interest income on mortgage-related securities decreased $1.7 million in the second quarter of 2008 and decreased $2.1 million in the first six months of 2008 as compared to the same periods in 2007. Both decreases were the result of the sale of mortgage-related securities at a profit, partially offset by an increase in the yield on the portfolio.
Interest income on interest-earning deposits (which includes federal funds) decreased $435,000 for the second quarter of 2008 and $382,000 for the six months ended June 30, 2008 as compared to the same periods in 2007. Both decreases were the result of a decrease in the yields on interest-bearing deposits outstanding, partially offset by increased average dollar amount of outstanding balances. Short-term deposits were used to invest excess cash in anticipation of funding loan originations.
Total Interest Expense. Total interest expense decreased $2.5 million, or 8.8%, to $26.0 million in the second quarter of 2008 and $1.6 million, or 2.9%, to $54.2 million in the first six months of 2008 as compared to the same periods in 2007. The decrease in both periods was the result of a decrease in the cost of deposits, partially offset by an increase in average deposits.
Interest expense on deposits decreased $3.0 million, or 15.6%, to $16.1 million in the second quarter of 2008 and $3.2 million, or 8.5%, to $34.5 million in the first six months of 2008 as compared to the same periods in 2007 as a result of the decreased cost of deposits, partially offset by an increase in the average deposits outstanding. We were able to increase our average deposits outstanding because of the opening of new offices and our efforts to market deposit plans at rates that appealed to our customer base.
Interest expense on borrowings increased $496,000, or 5.3%, to $9.8 million in the second quarter of 2008 and $1.6 million, or 9.0%, to $19.7 million in the first six months of 2008 as compared to the same periods in 2007. The increase was primarily the result of increased average borrowings outstanding.
Net Interest Income. Net interest income increased $729,000, or 4.2%, to $18.1 million in the second quarter of 2008 and $590,000, or 1.7%, to $35.1 million in the first six months of 2008 as compared to the same periods in 2007. The primary reasons for the increases were the decrease in the cost of deposits, the increases in the yield and the average balances of the investment securities portfolios, the increase in average balance in interest-earning deposits and the increase in the average balance of federal funds, which was partially offset by the decrease in the average dollar amount of the loan portfolio and an increase in the average balances in the deposits and borrowings outstanding.
The net interest margin for the second quarter of 2008 was 2.19% as compared to 2.07% for the same period in 2007 and 2.12% for the first six months of 2008 as compared to 2.07% for the first six months of 2007. Our net interest-spread for the second quarter of 2008 increased to 1.83% as compared to 1.57% for the comparable period in 2007 and increased for the six months ended June 30, 2008 to 1.74% as compared to 1.55% for the comparable period in 2007. The increase in net interest margin and net interest spread was primarily the result of the increase in yield on average assets and the decrease in the cost of deposits, partially offset by the effects of our stock repurchase program. The funds used to repurchase stock resulted in a change from zero cost capital to reduced interest-earning assets.
Provision for Loan Losses. We provided $67,000 for loan losses in the second quarter of 2008 as compared to $51,000 for the same period in 2007 and $223,000 for the first six months of 2008 as compared to a net recovery of $878,000 for the comparable period in 2007. The total allowance for loan losses at June 30, 2008 was $11.3 million, or 70.8%, of total non-performing loans as compared to $11.8 million, or 91.0%, of non-performing loans at December 31, 2007. The loan loss allowance was 0.61% of total loans at June 30, 2008 and 0.59% of total loans at December 31, 2007. We believe that the provision for loan losses during the second quarter and the six month periods in 2008, and the resulting level of the allowance, was appropriate because the increase in non-performing loans has been analyzed separately and the loan loss allowance was determined in accordance with that analysis; also the balance in the total loan portfolio decreased during the quarter.
Noninterest Income. Total noninterest income decreased $2.4 million in the second quarter of 2008 and decreased $1.0 million in the first six months of 2008 as compared to the same periods in 2007. The decrease for the second quarter of 2008 was primarily the result of a net loss on investments, non-recurrence of real estate investment partnership income in the 2008 period, partially offset by increases in brokerage and insurance commissions and increase in gains on sales of loans.
Service charges on deposits decreased slightly in the second quarter of 2008 and increased slightly in the first six months of 2008 as compared to the same periods in 2007.
Brokerage and insurance commissions increased $166,000 in the second quarter of 2008 and $208,000 in the first six months of 2008 as compared to same periods in 2007. The increase in brokerage and insurance commissions in both periods of 2008 was primarily the result of increased commissions on annuity sales, partially offset by decreased commissions on other insurance and security sales. Also, in the second quarter of 2008, we continued to offer personal investment advisory services to our customers through our wholly-owned subsidiary BancMutual Financial. We are in the process of implementing this product, but we anticipate that this product will not substantially increase our noninterest income in 2008.

Loan related fees decreased slightly in the second quarter of 2008, and increased slightly in the first six months of 2008 as compared to the comparable periods in 2007, as a result of normal operating fluctuations.
Net gains on investments decreased $1.1 million in the second quarter of 2008 and increased $351,000 in the first six months of 2008 as compared to the same periods in 2007. In the second quarter we recorded an additional loss of $2.1 million for other-than-temporary impairment on one of our mutual fund investments (which was written down in December 2007), which was partially offset by a gain on the sale of investments of $1.0 million. We sold investments so that we could reinvest the proceeds in securities that had higher rates of returns and more predictable duration. The net gain on investments for the six months ended June 30, 2008 includes the above items and an additional net gain on investments of $1.5 million in the first quarter of 2008.
Gains on the sales of loans increased $62,000 in the second quarter of 2008 and $506,000 in the first six months of 2008 as compared to the same periods in 2007. The increases in 2008 were primarily the result of increased fixed rate mortgage loan originations and subsequent sale of those loans. We sell some of our 15-year fixed rate mortgage loans to the secondary market. We retain certain 20- and 30-year fixed rate mortgage loans as those certain loans have characteristics which historically have indicated that these loans will be outstanding for a relatively short period. Most of the other 20- and 30-year fixed rate mortgage loan originations that do not have these characteristics are sold.
Other noninterest income decreased $114,000 in the second quarter of 2008 and $670,000 in the first six months of 2008 as compared to the comparable periods in 2007 primarily as a result of decreased income from bank owned life insurance due to a lower rate of return in 2008, decreased gains on the sale of real estate owned, decreased fees on debit card usage and from our agent check program and other reduced noninterest income items.
Noninterest Expense. Total noninterest expense decreased $660,000 in the second quarter of 2008 and $935,000 in the first six months of 2008 as compared to the same periods in 2007. The decrease for the second quarter of 2008 was primarily the result of the real estate investment partnership cost of sales in 2007, as there was no comparable cost in 2008. The decrease for the first six months of 2008 was primarily due to the decrease in cost of sales and decreased compensation and related expenses, and other expenses, partially offset by an increase in occupancy and equipment expenses.
Compensation, payroll taxes, and other employee benefits increased slightly in the second quarter of 2008 and decreased $317,000 in the first six months of 2008 as compared to the same periods in 2007. This was primarily the result of decreased stock-based benefit plan expense, decreased health care insurance expense and decreased retirement plan expense, partially offset by normal increase in payroll expense.
Occupancy and equipment expense decreased slightly in the second quarter of 2008 and increased $93,000 in the first six months of 2008 as compared to the same periods in 2007. The decrease in the second quarter of 2008 was the result of the reduction in depreciation expense due to assets becoming fully depreciated, partially offset by the addition of new offices, increased rent on a relocated existing office, and office repairs and maintenance. The increase in the first six months of 2008 was primarily as the result of increased snow removal and related expenses and the addition of new offices, partially offset by the decrease in depreciation expense mentioned above.
Other expenses decreased slightly in the second quarter of 2008 and $66,000 in the first six months of 2008 as compared to the same periods in 2007 as a result of normal operating fluctuations.
Income Taxes. The effective tax rate for the second quarter of 2008 was 32.7% as compared to 34.6% for the second quarter of 2007 and 32.9% for the six months ended June 30, 2008 as compared to 34.1% for the same period in 2007. The decrease in 2008 is due to a non-recurring tax adjustment in 2007 and a higher estimate of non-deductible compensation in the six months ended June 30, 2007.

Like many Wisconsin financial institutions, we have non-Wisconsin subsidiaries which hold and manage investment assets and loans, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state subsidiaries of Wisconsin banks. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many Wisconsin banks; its audit of the Bank has not yet been concluded, is not being actively pursued, and the Department has not asserted a claim against the Bank or its subsidiaries.
The Department sent letters in 2004 to Wisconsin financial institutions (whether or not they were undergoing an audit) reporting on settlements relating to these issues involving, at that time, 17 financial institutions and their out-of-state investment subsidiaries. The letter provided a summary of available settlement parameters. For prior periods they included: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes relating to a limited time period; limitations on net operating loss carry forwards; and interest on past-due taxes (but no penalties). For 2004 and going forward, the letter states similar provisions, including limits on subsidiaries’ assets, which could be considered in determining income not subject to Wisconsin taxation. As outlined, the settlement would result in the rescission of prior Department letter rulings and purport to be binding going forward except for future legislation or change by mutual agreement. However, the letter appears to implicitly accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes. The Department’s positions may be challenged by one or more financial institutions in the state.
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
Net Income. As a result of the foregoing factors, net income for the three months ended June 30, 2008 was $4.3 million, a 7.0% decrease from the comparable period in 2007, and was $9.3 million for both the six months ended June 30, 2008 and 2007. Diluted earnings per share of $0.09 increased 12.5% in the second quarter of 2008 as compared to the same period in 2007, and diluted net earnings of $0.19 increased 18.8% in the first six months of 2008 as compared to the same period in 2007. Earnings per share increased in spite of a decline in or flat levels of absolute net income due to the effects of the Company’s stock repurchases which substantially reduced the average number of shares of the Company’s common stock outstanding for the second quarter and first six months of 2008 as compared to the comparable periods in 2007.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007
Total Assets. The Company’s total assets increased $63.6 million in the first six months of 2008. Total assets at June 30, 2008 were $3.6 billion as compared to $3.5 billion at December 31, 2007. The increase was largely attributed to the increase in federal funds sold and the increase in investment securities portfolio, partially offset by the decrease in mortgage-related securities and loans receivable.
Cash and Cash Equivalents. Cash and cash equivalents increased $161.8 million in the first six months of 2008 primarily as a result of investing funds on a short-term basis in anticipation of funding loan originations.
Securities Available-for-Sale. Investment securities increased $243.8 million in the first six months of 2008 primarily as a result of purchasing government agency securities, partially offset by the decrease in market value of the investment securities portfolio.
Mortgage-related securities decreased $197.2 million primarily as a result of the sale of mortgage-related securities and as a result of prepayments and repayments of the underlying mortgage loans, partially offset by the increase in market value of mortgage-related securities.
Loans Held for Sale. Loans held for sale decreased $2.0 million as a result of sales of fixed rate mortgage loans exceeding the fixed rate mortgage loan originations. Currently, we sell some of our 15-year fixed rate mortgage loan originations. We retain certain 20- and 30-year fixed rate mortgage loans as those loans have characteristics which historically have indicated that they will be outstanding for a relatively short period of time. All of the other 20- and 30-year fixed rate mortgage loan originations that do not have these characteristics are sold.
Loans Receivable. Loans receivable decreased $148.7 million in the first six months of 2008, primarily as a result of a decrease in the one- to four-family mortgage loans, multi-family mortgage loans and consumer loans partially offset by an increase in construction and development mortgage loans, commercial real estate and commercial business loans.
The mortgage loan portfolio decreased $119.8 million in the first six months of 2008 primarily as a result of the decrease in one- to four-family mortgage loans. One- to four-family mortgage loans decreased $132.1 million in the first six months of 2008 primarily as a result of increased mortgage loan sales of fixed rate loans due to a brief period of refinancing during the first half of the year and decreased purchases. We have supplemented our mortgage loan originations by purchasing mortgage loans (all are adjustable rate mortgage loans) from various sources. Currently, all of these purchased mortgage loans are in Wisconsin. These purchased loans are either individually underwritten by our staff or have received an “approve” from FNMA desktop underwriting standards and conform to our underwriting standards.
We had $160.8 million of adjustable interest-only mortgage loans in our one- to four-family mortgage loan portfolio at June 30, 2008. These mortgage loans were either originated by our bank office network or purchased from our correspondents. The interest-only provision is only for the initial fixed rate period (normally three or five years) and after this initial period, principal payments begin. Underwriting standards for this type of loan are higher than for traditional amortizing mortgage loans.
Multi-family mortgage loans decreased $28.9 million in the first six months of 2008 primarily as a result of the repayment of several large loans that were refinanced outside the Bank and normal repayments, partially offset by $36.5 million of multi-family loan originations. The construction and development mortgage loan portfolio increased $33.6 million in the six months ended June 30, 2008 primarily as the result of increased originations, partially offset by some existing construction and development loans completing their initial phase and receiving permanent financing.
The commercial real estate loan portfolio increased $7.6 million in the first six months of 2008 primarily as a result of $66.3 million of commercial real estate loan originations, partially offset by repayment of loans that were refinanced outside of the Bank and normal repayments. The commercial real estate loan originations increased in the first six months of 2008 as compared to the comparable period in 2007 as a result of continued efforts by our loan personnel to develop and retain this portion of our loan portfolio.
The consumer loan portfolio decreased $33.3 million in the first six months of 2008, primarily as a result of decreases in the fixed home equity, automobile, home equity lines of credit and other consumer loan portfolios, partially offset by an increase in the student loan and home improvement portfolios. The decrease was primarily the result of lower originations. The originations were lower primarily as a result of declining demand caused by slower growth, or decline, in homeowners’ equity.
The commercial business loan portfolio increased $4.5 million primarily as a result of level originations and reduced payoffs of existing commercial business loans.
The following table sets forth our mortgage, consumer and commercial loan originations and purchases:
LOAN ORIGINATIONS AND PURCHASES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Originations
Mortgage loans:
One- to four-family	$59,375	$57,700	$126,020	$101,684
Multi-family	28,977	14,912	36,512	40,586
Commercial real estate	45,553	26,448	66,258	51,066

Total mortgage loans	133,905	99,060	228,790	193,336
Consumer loans	33,236	33,624	54,240	63,020
Commercial business loans	10,863	12,248	21,689	22,415

Total loan originations	178,004	144,932	304,719	278,771
Purchases:
One- to four-family mortgage loans	6,185	23,539	11,323	41,350

Total loans purchased	6,185	23,539	11,323	41,350

Total loans originated and purchased	$184,189	$168,471	$316,042	$320,121

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

Other Assets. Other assets increased $6.1 million during the first six months of 2008. This details of the increase are shown in the following table:
Other Assets

			Change
	June 30	December 31	Increase/
	2008	2007	(Decrease)
		(In thousands)
Accrued interest:
Mortgage-related securities	$3,641	$4,463	$(822)
Investment securities	3,833	687	3,146
Loans receivable	8,884	9,475	(591)

Total accrued interest	16,358	14,625	1,733
Foreclosed properties and repossessed assets	4,316	3,687	629
Premises and equipment, net	52,002	51,628	374
Federal Home Loan Bank stock, at cost	46,092	46,092	0
Bank owned life insurance	50,080	48,871	1,209
Prepaid and other	24,792	22,608	2,184

Total other assets	$193,640	$187,511	$6,129

Deposits. Deposits increased $63.3 million in the first six months of 2008 primarily as a result of opening new offices and our efforts to market deposit plans at rates and terms that appealed to our customer base. We continue to believe competition for retail deposits has been strong, which has maintained the cost of those deposits at a higher level than we would otherwise expect in the current interest rate environment. We also believe that deposit growth or reduction for the balance of 2008 and future periods will depend, in significant part, on the performance of other investment alternatives.
Borrowings. Borrowings decreased slightly by $1.5 million in the first six months of 2008 at the FHLB of Chicago primarily as a result of the repayment of one advance that matured in the first quarter of 2008.
All of our borrowings have a stated final maturity after 2011; however, $856.0 million contain quarterly call options that within the next twelve months are subject to call by the FHLB of Chicago.
Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance (“escrow”) increased $18.3 million in the first six months of 2008. The increase of escrow dollars was the result of payments received for customers’ escrow accounts and is seasonally normal. These payments increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December of each year or January of the next year.

Other Liabilities. Other liabilities increased $1.5 million during the first six months of 2008. The details of the changes are presented in the following table.

			Change
	June 30	December 31	Increase
	2008	2007	/(Decrease)
		(In thousands)
Accrued expenses	$15,936	$14,684	$1,252
Deferred compensation and other benefits	8,833	8,865	(32)
Payables and other liabilities	4,548	4,310	238

Total other liabilities	$29,317	$27,859	$1,458

Shareholders’ Equity. Shareholders’ equity decreased $18.0 million in the first six months of 2008, primarily as a result of stock repurchases totaling $22.7 million and cash dividends and a decrease in other comprehensive loss, partially offset by net income and amortization of share based stock plans.
During the second quarter and first six months of 2008, we repurchased 64,200 shares and 2,092,300 shares, respectively, of Company common stock both at an average share price of $10.80 per share for both periods. At June 30, 2008, 144,800 shares remained to be repurchased under our current stock repurchase plan.
The stock repurchase programs have the effect of lowering capital. Management determined that, at the price offered, it was appropriate to repurchase shares as a result of the Company’s continuing strong capital position which had resulted from the sale of stock in connection with the Company’s 2003 full conversion transaction.
Other comprehensive loss decreased as a result of marking the available-for-sale investments to current market value.
In addition, a cash dividend of $0.09 per share was paid June 2, 2008 to shareholders of record on May 14, 2008. The dividend payout ratio was 93.7% in the first six months of 2008.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At June 30	At December 31
	2008	2007
	(Dollars in thousands)
Non-accrual mortgage loans	$12,207	$11,251
Non-accrual consumer loans	831	930
Non-accrual commercial business loans	2,424	159
Accruing loans delinquent 90 days or more	563	602

Total non-performing loans	16,025	12,942

Foreclosed properties and repossessed assets, net	4,316	3,687

Total non-performing assets	$20,341	$16,629

Non-performing loans to total loans	0.87%	0.65%

Non-performing assets to total assets	0.57%	0.48%

Additional interest income that would have been recognized if non-accrual loans had been current	$1,864	$1,002

Allowance for loan losses as a percent of non-performing assets	55.75%	70.80%

Total non-performing loans increased $3.1 million as of June 30, 2008, as compared to December 31, 2007, primarily due to several loans to one borrower being classified as non-performing due to cash flow problems in the business during the quarter. Also included in the increase in non-performing loans was an increase of $1.0 million in the one- to four-family category that was due to normal fluctuations. After reviewing the estimated market values for the collateral securing the non-performing loans, we believe that we have established an adequate allowance for loan losses. However, changes in collateral valuations and/or general economic conditions could affect our loss experience and the adequacy of our allowance for loan losses.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At and for the	At and for the
	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Balance at the beginning of the period	$11,774	$12,574
Provisions (recoveries) for the period	223	(272)
Charge-offs:
Mortgage loans	(13)	—
Consumer loans	(194)	(412)
Commercial business loans	(477)	(211)

Total charge-offs	(684)	(623)
Recoveries:
Mortgage loans	—	—
Consumer loans	28	95
Commercial business loans	—	—

Total recoveries	28	95

Net charge-offs	(656)	(528)

Balance at the end of the period	$11,341	$11,774

Net charge-offs to average loans	0.07%	0.03%

Allowance as a percent of total loans	0.61%	0.59%

Allowance as a percent of non-performing loans	70.77%	90.98%

The allowance for loan losses has been determined in accordance with GAAP in the United States. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. As a result of applying the methodologies described above in accordance with GAAP, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans may decrease even though non-performing loans may increase. To the best of management’s knowledge, all known and inherent losses have been provided for in the allowance for loan losses.
The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family, commercial real estate, construction and development and commercial business loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of these types of loans tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single family loans. Also, see “Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007—Provision for Loan Losses.”

Average Balance Sheet and Yield/Rate Analysis
The following table presents certain information regarding the Company’s financial condition and net interest income at and for the three and six months ended June 30, 2008 and 2007. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities, respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which we considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax equivalent adjustments were made since we do not have any tax exempt investments.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Three Months Ended June 30
	2008				2007
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,880,378		$28,349	6.03%	$2,013,555		$30,466	6.05%
Mortgage-related securities	971,140		11,393	4.69	1,136,761		13,083	4.60
Investment securities (2)	319,700		3,621	4.53	110,310		1,146	4.16
Interest-earning deposits	33,257		168	2.02	8,202		100	4.88
Federal funds	104,396		538	2.06	78,401		1,041	5.31

Total interest earning assets	3,308,871		44,069	5.33	3,347,229		45,836	5.48
Noninterest-earning assets	244,629				192,829

Total average assets	$3,553,500				$3,540,058

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$193,410		152	0.31	$200,895		236	0.47
Money market accounts	329,948		2,106	2.55	265,586		2,095	3.16
Interest-bearing demand accounts	171,923		99	0.23	164,589		86	0.21
Time deposits	1,343,841		13,792	4.11	1,397,456		16,723	4.79

Total deposits	2,039,122		16,149	3.17	2,028,526		19,140	3.78
Advance payments by borrowers for taxes and insurance	16,582		4	0.10	17,187		5	0.12
Borrowings	911,044		9,827	4.31	871,946		9,331	4.28

Total Interest-bearing liabilities	2,966,748		25,980	3.50	2,917,659		28,476	3.91

Noninterest-bearing liabilities:
Noninterest-bearing deposits	91,701				94,111
Other noninterest-bearing liabilities	80,471				42,384

Total noninterest-bearing liabilities	172,172				136,495

Total liabilities	3,138,920				3,054,154
Shareholders’ equity	414,580				485,904

Total average liabilities and equity	$3,553,500				$3,540,058

Net interest income and net interest rate spread (3)			$18,089	1.83%			$17,360	1.57%

Net interest margin (4)	$342,123			2.19%	$429,570			2.07%

Average interest-earning assets to average interest-bearing liabilities	1.12	x			1.15	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

(3)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(4)	Net interest margin is determined by dividing annualized net interest income by total interest- earning assets.

AVERAGE BALANCE SHEET, INTEREST AND RATE PAID

	Six Months Ended June 30
	2008				2007
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,931,190		$58,454	6.05%	$2,019,089		$60,491	5.97%
Mortgage-related securities	1,015,316		24,043	4.74	1,138,666		26,113	4.59
Investment securities (2)	258,838		5,651	4.37	102,780		2,165	4.21
Interest-earning deposits	21,701		248	2.29	7,605		184	4.84
Federal funds	80,425		934	2.32	52,285		1,380	5.28

Total interest earning assets	3,307,470		89,330	5.40	3,320,425		90,333	5.43
Noninterest-earning assets	227,501				182,018

Total average assets	$3,534,971				$3,502,443

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$188,396		334	0.35	$197,725		460	0.47
Money market accounts	313,097		4,259	2.72	257,044		3,931	3.06
Interest-bearing demand accounts	167,541		186	0.22	162,397		170	0.21
Time deposits	1,367,675		29,769	4.35	1,407,035		33,210	4.72

Total deposits	2,036,709		34,548	3.39	2,024,201		37,771	3.73
Advance payments by borrowers for taxes and insurance	11,823		6	0.10	12,246		7	0.11
Borrowings	911,441		19,665	4.32	837,977		18,034	4.30

Total Interest-bearing liabilities	2,959,973		54,219	3.66	2,874,424		55,812	3.88

Noninterest-bearing liabilities:
Noninterest-bearing deposits	90,667				93,965
Other noninterest-bearing liabilities	62,295				31,703

Total noninterest-bearing liabilities	152,962				125,668

Total liabilities	3,112,935				3,000,092
Shareholders’ equity	422,036				502,351

Total average liabilities and equity	$3,534,971				$3,502,443

Net interest income and net interest rate spread (3)			$35,111	1.74%			$34,521	1.55%

Net interest margin (4)	$347,497			2.12%	$446,001			2.07%

Average interest-earning assets to average interest-bearing liabilities	1.12	x			1.16	x

(5)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(6)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

(7)	Interest rate spread is the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(8)	Net interest margin is determined by dividing annualized net interest income by total interest-earning assets.

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

	Six Months Ended
	June 30, 2008 Compared to June 30, 2007
	Increase (Decrease) Due To:
	Volume (1)	Rate (2)	Net (3)
	(In thousands)
Interest-earning assets:
Loans receivable	$(2,837)	$800	$(2,037)
Mortgage-related securities	(2,902)	832	(2,070)
Investment securities	3,407	79	3,486
Interest-earning deposits	201	(137)	64
Federal funds	539	(985)	(446)

Total	(1,592)	589	(1,003)

Interest-bearing liabilities:
Savings deposits	(12)	(114)	(126)
Money market deposits	795	(467)	328
Interest-bearing demand deposits	5	11	16
Time deposits	(910)	(2,531)	(3,441)

Total deposits	(122)	(3,101)	(3,223)
Advance payments by borrowers for taxes and insurance	—	(1)	(1)
Borrowings	1,586	45	1,631

Total	1,464	(3,057)	(1,593)

Net change in net interest income	$(3,056)	$3,646	$590

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

Outlook
(The following are forward looking statements; see “Cautionary Statements” below.) The Company’s management has identified a number of factors which may affect the Company’s operations and results in the balance of 2008. They are as follows:
•	The recent general economic slowdown, and the softness and declines in the real estate market, may continue. If that is the case, there are a number of effects that we, like other financial institutions, would likely experience.
•	Loan originations could continue to fluctuate from period to period, along with related interest and fee income.

•	A continuing slowdown or decrease in the value of real estate may occur. Reduced property prices and a soft real estate market could negatively affect the volume of home sales, which, in turn, could affect mortgage and home equity loan originations and prepayments.

•	A continuation of soft or declining real estate values could also affect the value of the collateral securing our mortgage loans. A decrease in value could, in turn, lead to increased losses on loans in the event of foreclosures, which would affect our provisions for loan losses and profitability.

•	A general slowdown in the economy or a recession may affect our borrowers’ ability to repay their loan obligations, which could lead to increased loan losses and loan loss provisions and/or less revenue.

•	If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily mortgage-related securities generally earn less income than real estate loans.

•	The current unsettled markets may also affect the liquidity and/or value of our real estate-related investments.
•	We will continue to further emphasize commercial real estate and commercial business loans, both of which can present a higher risk than residential mortgages. Adding personnel to continue this emphasis will increase our costs. However, market conditions and other factors may continue to affect our ability to increase our loan portfolio with these types of loans, and a weak economy could increase the risk that borrowers will not be able to repay these loans.

•	The Bank anticipates opening two new offices in 2008. The addition of new offices increases our occupancy and related personnel costs going forward.

•	Like many Wisconsin financial institutions, the Bank has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state investment subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on our earnings. Although we believe we have reported income and paid Wisconsin taxes in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, our position may not prevail in court or other actions may occur which give rise to liabilities. We also may incur further costs in the future to address and defend these issues.
Liquidity and Capital Resources
The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago and funds provided by our operations. Historically, these sources of funds have been adequate to maintain liquidity, with the Bank borrowing correspondingly more in periods in which its operations generate less cash. In the event these sources of liquidity would become inadequate, we believe that we could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed.
Loan repayments and maturing investment securities are relatively predictable sources of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. For example, during the first six months of 2008, mortgage-related securities prepayments increased because of the interest rate environment. Another very different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Our primary investing activities are the purchases and sales of investment securities and mortgage-related securities origination and purchase of one- to four-family real estate loans, the origination of multi-family real estate loans and commercial real estate loans and construction and development real estate loans and the origination of home equity loans, other consumer loans and commercial business loans. These investing activities are funded by principal payments on mortgage loans, consumer loans, commercial business loans and mortgage-related securities, calls and maturities on investment securities, borrowings, deposit growth and funds provided by our operating activities.
Cash and cash equivalents increased $161.8 million during the first six months of 2008. Investing activities provided $98.6 million of cash, primarily as a result of the proceeds from the sale of investments, the net decrease in loans receivable and principal repayments on mortgage-related securities partially offset by purchases of investment and mortgage-related securities. Cash provided by financing activities of $39.8 million resulted primarily from an increase in deposits and advance payments by borrowers for taxes and insurance partially offset by the purchase of treasury stock and the payment of cash dividends on our stock. Net cash provided by operating activities of $23.4 million consisted primarily of proceeds from loan sales, increase in other liabilities, net income and the amortization of the cost of stock benefit plans partially offset loans originated for sale, a decrease in other assets and an increase in accrued interest receivable.
At June 30, 2008, we exceeded each of the applicable regulatory capital requirements for the Bank. In order to be classified as “well-capitalized” by the FDIC we are required to have a leverage ratio (Tier I) capital to average assets ratio of at least 5.0%. To be classified as a well-capitalized bank by the FDIC, we must also have a total risk-based capital to risk-weighted assets ratio of at least 10.0%. At June 30, 2008, the Bank had a leverage ratio of 9.2% and a total risk-based capital ratio of 19.8%. See Notes to Unaudited Consolidated Financial Statements — “Note 9 — Shareholders’ Equity.”
From time to time, the Company repurchases shares of its common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. Management believes that, at the price offered, the repurchases of shares in 2008 were appropriate in view of the Company’s strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. In the second quarter of 2008, the Company repurchased 64,200 shares of Company common stock at an average price of $10.80 per share. At June 30, 2008, 144,800 shares remained available for repurchase under the current stock repurchase program, which authorizes the repurchase of 5.0 million shares.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.
The following table presents, as of June 30, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits without a stated maturity	$816,662	$—	$—	$—	$816,662
Certificates of deposits	913,587	367,679	78,362	—	1,359,628
Borrowed funds (a)	—	—	100,285	810,671	910,956
Operating leases	1,198	1,400	753	1,215	4,566
Purchase obligations	2,160	1,800	—	—	3,960
Non-qualified retirement plans and deferred compensation plans	760	2,045	1,959	9,667	14,431

(a)	Excludes interest to be paid in the periods indicated.
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

The following table details the amounts and expected maturities of significant commitments as of June 30, 2008.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$8,837	$—	$—	$—	$8,837
Residential real estate	71,492	—	—	—	71,492
Revolving home equity and credit card lines	151,802	—	—	—	151,802
Standby letters of credit	50	—	—	60	110
Commercial lines of credit	19,760	—	—	—	19,760
Undisbursed commercial loans	1,680	—	—	—	1,680
Net commitments to sell mortgage loans	7,852	—	—	—	7,852
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
At June 30, 2008, based on the assumptions below, our interest earning assets maturing or repricing within one year exceeded our interest-bearing liabilities maturing or repricing within the same period by $275.0 million. For additional information, see “Comparisons of Financial Condition at June 30, 2008 and December 31, 2007 — Borrowings” in Item 2 hereof. This represents a positive cumulative one-year interest rate sensitivity gap of 7.7%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 120.6%.
The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008, which we anticipate to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
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

	At June 30, 2008
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$53,730	$135,670	$221,963	$93,283	$108,504	$613,150
Adjustable	157,040	321,538	297,364	55,309	273	831,524
Consumer loans	85,220	95,520	111,101	33,931	19,904	345,676
Commercial business loans	36,063	18,484	1,255	14	1	55,817
Interest-earning deposits	173,383	—	—	—	—	173,383
Investment securities	88,345	168,160	91,771	—	—	348,276
Mortgage-related securities:
Fixed	37,511	96,041	263,710	115,671	299,113	812,046
Adjustable	98,571	—	—	—	—	98,571
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	775,955	835,413	987,164	298,208	427,795	3,324,535

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	1,565	4,537	11,017	9,605	65,415	92,139

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	2,887	8,368	20,321	17,716	120,464	169,756
Savings accounts	4,203	12,008	28,067	23,223	129,283	196,784
Money market accounts	357,676	—	—	—	—	357,676
Time deposits	331,031	592,946	349,630	77,894	—	1,351,501
Advance payments by borrowers for taxes and insurance	—	20,122	—	—	—	20,122
Borrowings — See comments above	245	761	2,175	102,617	805,158	910,956

Total interest-bearing and noninterest-bearing liabilities	697,607	638,742	411,210	231,055	1,120,320	3,098,934

Interest rate sensitivity gap	$78,348	$196,671	$575,954	$67,153	$(692,525)	$225,601

Cumulative interest rate sensitivity gap	$78,348	$275,019	$850,973	$918,126	$225,601

Cumulative interest rate sensitivity gap as a percentage of total assets	2.21%	7.74%	23.96%	25.85%	6.35%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	111.23%	120.58%	148.69%	146.40%	107.28%

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
The following table presents the estimated present value of equity over a range of interest rate change scenarios at June 30, 2008. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, we have made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)			(Dollars in thousands)
+300	$324,385	$(184,924)	(36.3)%	9.69%	(31.1)%
+200	412,748	(96,561)	(19.0)	11.96	(15.0)
+100	489,725	(19,584)	(3.8)	13.81	(1.8)
0	509,309	0	0.0	14.06	0.0
-100	461,634	(47,675)	(9.4)	12.56	(10.7)
-200	381,324	(127,985)	(25.1)	10.29	(26.9)
-300	282,031	(227,278)	(44.6)	7.58	(46.1)
As in the case of the gap analysis table, the methods we used in the previous table have some shortcomings. This type of modeling requires that we make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we make assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. We also assume that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The table assumes that we will take no action in response to the changes in interest rates, when in practice rate changes on certain products, such as savings deposits, may lag behind market changes. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the present value of equity model may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our present value of equity.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
See “Risk Factors” in Item 1A of the Company’s 2007 Annual Report on Form 10-K. See also “Outlook” in Part I, Item 2 hereof.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
The following table provides the specified information about the repurchases of the Company shares by the Company during the second quarter of 2008.

			Total
			number
			of shares	Maximum
			purchased as	number of
			part of	shares that
			publicly	may yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs
April 1 — April 30, 2008	—	—	—	209,000
May1 — May 31, 2008	53,700	$10.7781	53,700	155,300
June 1 — June 30, 2008	10,500	10.9107	10,500	144,800

Total	64,200	$10.7998	64,200

Item 4. Submission of Matters to a Vote of Security Holders.
Information relating to the 2008 Annual Meeting of Shareholders was included in Part II, Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2008, which Item is incorporated herein by reference.
Item 6. Exhibits
     (a)    Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)

Date: August 5, 2008
/s/ Michael T. Crowley, Jr. Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

Date: August 5, 2008
/s/ Eugene H. Maurer, Jr. Eugene H. Maurer, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended June 30, 2008

Exhibit No.	Description	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Interim Chief Financial Officer of Bank Mutual Corporation	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Interim Chief Financial Officer of Bank Mutual Corporation	X