Form 10-Q
period 2008-09-30
BANK MUTUAL CORP
filed 2008-11-04
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
4949 West Brown Deer Road
Milwaukee, Wisconsin 53223
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
Yes     ☐          No     ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 48,308,522 shares, at November 3, 2008.

BANK MUTUAL CORPORATION
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30	December 31
	2008	2007
	(In thousands, except per
	share data)
Assets
Cash and due from banks	$25,247	$36,235
Interest-earning deposits	169,028	2,714

Total cash and cash equivalents	194,275	38,949
Securities available-for-sale, at fair value:
Investment securities	352,658	99,450
Mortgage-related securities	893,669	1,099,922
Loans held for sale	2,463	7,952
Loans receivable, net	1,854,305	1,994,556
Goodwill	52,570	52,570
Other intangible assets	1,932	2,428
Mortgage servicing rights	4,763	4,708
Other assets	198,414	187,511

Total assets	$3,555,049	$3,488,046

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,181,347	$2,112,968
Borrowings	910,711	912,459
Advance payments by borrowers for taxes and insurance	29,314	1,815
Other liabilities	25,787	27,859

Total liabilities	3,147,159	3,055,101

Minority interest in real estate development	2,924	2,910

Shareholders’ equity:
Preferred stock — $.01 par value:
Authorized — 20,000,000 shares in 2008 and 2007
Issued and outstanding — none in 2008 and 2007	—	—
Common stock — $.01 par value:
Authorized — 200,000,000 shares in 2008 and 2007
Issued — 78,783,849 shares in 2008 and 2007
Outstanding — 48,358,186 in 2008 and 49,834,756 in 2007	788	788
Additional paid-in capital	497,848	498,408
Retained earnings	271,202	273,330
Unearned ESOP shares	(1,491)	(2,166)
Accumulated other comprehensive loss	(14,145)	(6,069)
Treasury stock — 30,425,663 shares in 2008 and 28,949,093 in 2007	(349,236)	(334,256)

Total shareholders’ equity	404,966	430,035

Total liabilities and shareholders’ equity	$3,555,049	$3,488,046

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30
	2008	2007
	(In thousands, except per
	share data)
Interest income:
Loans	$27,721	$31,121
Investment securities	4,794	1,370
Mortgage-related securities	10,787	13,202
Interest-earning deposits	923	414

Total interest income	44,225	46,107

Interest expense:
Deposits	15,710	19,162
Borrowings	9,927	9,750
Advance payments by borrowers for taxes and insurance	6	8

Total interest expense	25,643	28,920

Net interest income	18,582	17,187
Provision for loan losses	1,135	388

Net interest income after provision for loan losses	17,447	16,799

Noninterest income:
Service charges on deposits	1,793	1,727
Brokerage and insurance commissions	604	625
Loan related fees	118	118
Loss on investments, net	(3,757)	—
Gain on sales of loans	226	338
Other	1,859	2,046

Total noninterest income	843	4,854

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	9,767	9,614
Occupancy and equipment	2,863	2,761
Amortization of other intangible assets	165	165
Other	3,227	3,467

Total noninterest expenses	16,022	16,007

Minority interest in income of real estate investment partnership	—	—

Income before income taxes	2,268	5,646
Income taxes	645	1,923

Net income	$1,623	$3,723

Per share data:
Earnings per share — basic	$0.03	$0.07

Earnings per share — diluted	$0.03	$0.07

Cash dividends per share paid	$0.090	$0.085

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30
	2008	2007
	(In thousands, except per
	share data)
Interest income:
Loans	$86,188	$91,633
Investment securities	10,445	3,535
Mortgage-related securities	34,830	39,315
Interest-earning deposits	2,105	1,978

Total interest income	133,568	136,461

Interest expense:
Deposits	50,258	56,933
Borrowings	29,592	27,784
Advance payments by borrowers for taxes and insurance	12	15

Total interest expense	79,862	84,732

Net interest income	53,706	51,729
Provision for (recovery of) loan losses	1,358	(490)

Net interest income after provision for loan losses	52,348	52,219

Noninterest income:
Service charges on deposits	4,968	4,898
Brokerage and insurance commissions	2,111	1,924
Loan related fees	387	368
Loss on investments, net	(3,406)	—
Gain on sales of loans	1,494	1,100
Real estate investment partnership income	—	1,422
Other	5,638	6,494

Total noninterest income	11,192	16,206

Noninterest expenses:
Compensation, payroll taxes and other employee benefits	28,644	28,808
Occupancy and equipment	8,717	8,522
Amortization of other intangible assets	496	496
Real estate investment partnership cost of sales	—	645
Other	9,492	9,798

Total noninterest expenses	47,349	48,269

Minority interest in income of real estate investment partnership	—	391

Income before income taxes	16,191	19,765
Income taxes	5,227	6,732

Net income	$10,964	$13,033

Per share data:
Earnings per share — basic	$0.23	$0.24

Earnings per share — diluted	$0.23	$0.23

Cash dividends per share paid	$0.270	$0.245

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Total

			(In thousands, except per share data)
For the Nine Months Ended September 30, 2008
Balance at January 1, 2008	$788	$498,408	$273,330	$(2,166)	$(6,069)	$(334,256)	$430,035
Comprehensive income:
Net income	—	—	10,964	—	—	—	10,964
Other comprehensive loss Change in net unrealized loss on securities available- for-sale, net of deferred income taxes of $5,236	—	—	—	—	(8,076)	—	(8,076)

Total comprehensive income	—	—	—	—	—	—	2,888

Purchase of treasury stock	—	—	—	—	—	(22,692)	(22,692)
Issuance of management recognition plan shares		(403)				403	—
Committed ESOP shares	—	2,073	—	675	—	—	2,748
Exercise of stock options	—	(3,956)	—	—	—	7,309	3,353
Share based payments	—	1,726	—	—	—	—	1,726
Cash dividends ($0.27 per share)	—	—	(13,092)	—	—	—	(13,092)

Balance at September 30, 2008	$788	$497,848	$271,202	$(1,491)	$(14,145)	$(349,236)	$404,966

For the Nine Months Ended September 30, 2007
Balance at January 1, 2007	$788	$496,302	$273,454	$(3,066)	$(15,426)	$(218,273)	$533,779
Comprehensive income:
Net income	—	—	13,033	—	—	—	13,033
Other comprehensive loss Change in net unrealized loss on securities available- for-sale, net of deferred income taxes of $3,358	—	—	—	—	4,606	—	4,606

Total comprehensive income	—	—	—	—	—	—	17,639

Purchase of treasury stock	—	—	—	—	—	(83,228)	(83,228)
Committed ESOP shares	—	2,192	—	675	—	—	2,867
Exercise of stock options	—	(2,711)	—	—	—	4,533	1,822
Share based payments	—	1,686	—	—	—	(126)	1,560
Cash dividends ($0.245 per share)	—	—	(13,725)	—	—	—	(13,725)

Balance at September 30, 2007	$788	$497,469	$272,762	$(2,391)	$(10,820)	$(297,094)	$460,714

See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2008	2007
	(In thousands)
Operating activities:
Net income	$10,964	$13,033
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for (recovery of) loan losses	1,358	(490)
Provision for depreciation	1,848	1,988
Amortization of intangibles	496	496
Amortization of mortgage servicing rights	1,216	891
Minority interest in real estate investment partnership	—	391
Amortization of cost of stock benefit plans	4,474	4,427
Net discount amortization on securities	(1,129)	(1,371)
Net loss on investments	3,406	—
Net gain from real estate investment partnership	—	(777)
Loans originated for sale	(110,208)	(79,237)
Proceeds from loan sales	115,920	78,125
Gain from sales of loans originated for sale	(1,494)	(1,100)
Increase (decrease) in other liabilities	3,178	(19,242)
(Increase) decrease in other assets	(25,099)	22,500
Increase in accrued interest receivable	(1,137)	(1,010)

Net cash from operating activities	3,793	18,624

Investing activities:
Proceeds from maturities of investment securities	19,500	—
Purchases of investment securities	(284,803)	(46,269)
Purchases of mortgage-related securities	(164,164)	(213,741)
Principal repayments on mortgage-related securities	156,077	178,064
Proceeds from sale of investments	210,846	—
Net decrease in loans receivable	136,717	16,100
Proceeds from real estate investment partnership	—	1,422
Proceeds from sale of foreclosed properties	1,223	730
Purchase of Federal Home Loan Bank stock	—	(216)
Net purchases of premises and equipment	(2,575)	(2,395)

Net cash from (used in) investing activities	72,821	(66,305)

BANK MUTUAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
	2008	2007
	(In thousands)
Financing activities:
Net increase (decrease) in deposits	$85,392	$(65,430)
Net decrease in short-term borrowings	—	(175,000)
Proceeds from long-term borrowings	—	657,950
Repayments of long-term borrowings	(1,748)	(275,289)
Net increase in advance payments by borrowers for taxes and insurance	27,499	28,576
Proceeds from exercise of stock options	2,974	1,389
Excess tax benefit from exercise of stock options	379	433
Cash dividends	(13,092)	(13,725)
Purchase of treasury stock	(22,692)	(83,228)

Net cash provided by financing activities	78,712	75,676

Increase in cash and cash equivalents	155,326	27,995
Cash and cash equivalents at beginning of period	38,949	45,460

Cash and cash equivalents at end of period	$194,275	$73,455

Supplemental information:
Cash paid for:
Interest on deposits and borrowings	$36,213	$37,728
Income tax	7,567	5,628
Non-cash transaction:
Loans transferred to foreclosed properties and repossessed assets	2,176	2,009
See Notes to Unaudited Consolidated Financial Statements.

BANK MUTUAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows eligible assets and liabilities to be measured at fair value without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company as of January 1, 2008. As of that date, the Company elected not to adopt SFAS No. 159 for any of its financial assets or financial liabilities.
Critical Judgments and Estimates The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Item 7 of its 2007 Annual Report on Form 10-K, as well as Note 1 of the Company’s Audited Consolidated Financial Statements contained in the same Form 10-K.
Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2008 and 2007, can be found in Item 2, below, under the headings entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality.” In addition, refer to “Note 4—Loans Receivable,” below.
Significant judgments and/or estimates are also made in accounting for the Company’s mortgage servicing rights, goodwill, and core deposit base intangibles. In the judgment of management there has been no change in the status of the Company’s goodwill during the three and nine month periods ended September 30, 2008. Information regarding the impact other intangible assets and mortgage servicing rights have had on the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2008 and 2007, can be found in “Note 5—Other Intangible Assets and Mortgage Servicing Rights,” below.
Management also makes judgments and estimates related to its assessment of the Company’s tax assets and liabilities. Information relating to the impact tax assets and liabilities have had on the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2008 and 2007, can be found in Item 2, below, under the heading entitled “Results of Operations—Income Taxes.”
The Company’s critical accounting policies and their application are periodically reviewed by the Audit Committee and the full Board of Directors.
Note 2 — Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
At September 30, 2008:
Investment securities:
U.S. government and federal obligations	$316,534	$307	$(6,199)	$310,642
Mutual funds	42,096	—	(80)	42,016

Total investment securities	358,630	307	(6,279)	352,658

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	342,315	1,056	(5,064)	338,307
Federal National Mortgage Association	378,740	2,758	(4,016)	377,482
Private Placement CMOs	163,105	—	(12,028)	151,077
Government National Mortgage Association	27,650	5	(852)	26,803

Total mortgage-related securities	911,810	3,819	(21,960)	893,669

Total	$1,270,440	$4,126	$(28,239)	$1,246,327

During the three months ended September 30, 2008, the Company recorded an additional impairment of $2.3 million on one of its mutual fund investments. This impairment, along with a $2.1 million impairment that was recorded against this same investment during the second quarter of 2008, was recorded in net loss on investments in the income statement for the three and nine months ended September 30, 2008. The Company also recorded a $1.2 million impairment on this same security in the fourth quarter of 2007. This mutual fund had a remaining book value of $24.1 million at September 30, 2008 (net of impairment charges). As of November 3, 2008, the fair value of the mutual fund had declined to $22.9 million. Refer to “Results of Operations—Noninterest Income” under Item 2, below, for additional discussion.
Securities with a gross unrealized loss in the above table were temporarily impaired at September 30, 2008. The unrealized losses reported for mortgage-related securities relate primarily to securities issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), and private institutions. These unrealized losses were primarily attributable to changes in interest rates. The Company has the intent and ability to hold these securities for the time necessary to recover the amortized cost. Refer to “Liquidity and Capital Resources” under Item 2, below, for additional discussion.

The amortized cost and fair values of securities by contractual maturity at September 30, 2008, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	19,272	19,570
Due after ten years	297,262	291,072
Mutual funds	42,096	42,016
Mortgage-related securities	911,810	893,669

Total	$1,270,440	$1,246,327

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
Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. The Company generally determines fair value utilizing vendors who apply matrix pricing for similar investments where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Fair values from these models are verified, where possible, to quoted prices for recent trading activity of assets with similar characteristics to the investments being valued. Such methods are generally classified as Level 2. Instruments in this category include U.S. government agency obligations, residential mortgage-backed securities issued by U.S. government sponsored enterprises, residential mortgage-backed securities issued as private placement CMOs, and loans held for sale.
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2008. The Company’s financial liabilities accounted for at fair value were a negligible amount as of September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In thousands)
At September 30, 2008
Securities available-for-sale:
Investment securities	$42,016	$310,642	$—	$352,658
Mortgage-related securities	—	893,669	—	893,669
Loans held for sale	2,463	—	—	2,463

Note 4 — Loans Receivable
Loans receivable consist of the following:

	September 30	December 31
	2008	2007
	(In thousands)
Permanent mortgage loans:
One- to four-family	$899,354	$1,059,307
Multi-family	187,857	206,640
Commercial real estate	223,701	202,528

Total permanent mortgages	1,310,912	1,468,475

Construction and development loans:
One- to four-family	28,542	35,040
Multi-family	78,473	58,712
Commercial real estate	111,959	76,649

Total construction and development	218,974	170,401

Total real estate mortgage loans	1,529,886	1,638,876

Consumer loans:
Fixed equity	176,775	199,161
Home equity lines of credit	84,760	90,631
Student	21,876	21,845
Home improvement	35,995	33,604
Automobile	14,135	24,878
Other	8,633	9,439

Total consumer loans	342,174	379,558
Commercial business loans	56,023	53,784

Total loans receivable	1,928,083	2,072,218

Less:
Undisbursed loan proceeds	62,538	68,457
Allowance for loan losses	12,379	11,774
Unearned loan fees and discounts	(1,139)	(2,569)

	73,778	77,662

Total loans receivable, net	$1,854,305	$1,994,556

The Company’s mortgage loans and home equity loans are primarily secured by properties that are generally located in the Company’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.

Note 5 — Other Intangible Assets and Mortgage Servicing Rights
Other intangible assets consist of deposit base intangibles. As of September 30, 2008, and December 31, 2007, deposit base intangibles were net of accumulated amortization of $12.6 million and $12.1 million, respectively.
The carrying amount of mortgage servicing rights net of accumulated amortization at September 30, 2008, and December 31, 2007, are presented in the following table.

	September 30	December 31
	2008	2007
	(In thousands)
Mortgage servicing rights at beginning of the period	$4,708	$4,653
Additions	1,271	1,246
Amortization	(1,216)	(1,191)

Mortgage servicing rights at end of the period	$4,763	$4,708

There was no valuation allowance for mortgage servicing rights as of September 30, 2008, or December 31, 2007.
The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2008. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.
The following table shows the current period and estimated future amortization expense for mortgage servicing rights and deposit base intangibles:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total
	(In thousands)
Nine months ended September 30, 2008 (actual)	$1,216	$496	$1,712

Three months ending December 31, 2008 (estimate)	$252	$123	$375

Estimate for year ending December 31,
2009	$1,007	$405	$1,412
2010	999	405	1,404
2011	833	405	1,238
2012	620	199	819
2013	471	140	611
Thereafter	581	255	836

Total	$4,763	$1,932	$6,695

Note 6 — Other Assets
Other assets are summarized as follows:

	September 30	December 31
	2008	2007
	(In thousands)
Accrued interest:
Mortgage-related securities	$3,675	$4,463
Investment securities	3,578	687
Loans receivable	8,509	9,475

Total accrued interest	15,762	14,625
Foreclosed properties and repossessed assets	4,612	3,687
Premises and equipment, net	52,260	51,628
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	50,671	48,871
Prepaid and other	29,017	22,608

Total other assets	$198,414	$187,511

Note 7 — Deposits
Deposits are summarized as follows:

	September 30	December 31
	2008	2007
	(In thousands)
Checking accounts:
Noninterest-bearing	$87,748	$97,506
Interest-bearing	164,240	170,986

Total checking accounts	251,988	268,492

Money market accounts	367,531	280,442
Savings accounts	190,595	183,756
Certificate accounts:
Due within one year	925,369	1,076,140
After one but within two years	319,918	261,556
After two but within three years	23,292	26,980
After three but within four years	9,660	8,971
After four but within five years	92,994	6,631
After five years	—	—

Total certificate accounts	1,371,233	1,380,278

Total deposits	$2,181,347	$2,112,968

Note 8 — Borrowings
Borrowings consist of the following:

	September 30		December 31
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)		(Dollars in thousands)
Federal Home Loan Bank advances maturing:
2008	$—	—%	$1,025	5.90%
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
2012	100,000	4.52	100,000	4.52
Thereafter	810,711	4.24	811,434	4.24

Total borrowings	$910,711		$912,459

Of the $910.7 million in borrowings due after 2011, $856.0 million have a quarterly redemption provision at the option of the Federal Home Loan Bank (“FHLB”) of Chicago beginning after an initial period of six months to two years. Within the next twelve months, all of these borrowings will be subject to the redemption options. In addition, substantially all of the Company’s FHLB borrowings are subject to substantial prepayment penalties if voluntarily repaid prior to their stated maturity.
The Bank is required to pledge certain unencumbered one- to four-family loans, multi-family loans, and mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Total advances from the FHLB of Chicago are limited to the least of: (1) 35% of the Bank’s total assets; (2) 20 times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the sum of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one-to four-family mortgage loans, and 97% of certain available-for-sale securities. Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46.1 million at September 30, 2008.
Note 9 — Shareholders’ Equity
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of September 30, 2008, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of September 30, 2008:

			Required		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$329,782	19.38%	$136,135	8.00%	$170,168	10.0%
Tier I capital (to risk-weighted assets)	317,403	18.65	68,067	4.00	102,101	6.00
Tier I capital (to adjusted assets)	317,403	9.04	140,502	4.00	175,628	5.00
The Company is not aware of any conditions or events which would change the Bank’s status from well capitalized. There are no conditions or events that management believes have changed the Bank’s category.

Note 10 — Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		Except per share data)
Basic Earnings Per Share
Net income	$1,623	$3,723	$10,964	$13,033

Weighted average shares outstanding, net of unallocated ESOP and unvested MRP shares	47,234,882	52,421,420	47,281,611	54,643,332
Allocated ESOP shares for period	81,813	81,813	245,438	245,439
Vested MRP shares for period	41,820	47,138	143,151	144,594

	47,358,515	52,550,371	47,670,200	55,033,365

Basic earnings per share	$0.03	$0.07	$0.23	$0.24

Diluted Earnings Per Share
Net income	$1,623	$3,723	$10,964	$13,033

Weighted average shares outstanding used in basic earnings per share	47,358,515	52,550,371	47,670,200	55,033,365
Dilutive effect of:
Stock option shares	928,016	1,229,709	948,184	1,328,539
Unvested MRP shares	8,281	21,163	5,818	27,547

	48,294,812	53,801,243	48,624,202	56,389,451

Diluted earnings per share	$0.03	$0.07	$0.23	$0.23

The Company had stock options for 100,000 shares outstanding as of September 30, 2008, and for 50,000 shares as of September 30, 2007, that were not included in the computation of diluted earnings per share because they were anti-dilutive.
Note 11 — Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $41,600 in the third quarter of 2008 and $38,000 in the third quarter of 2007. Matching contributions were $120,000 in the first nine months of 2008 and $113,000 in the first nine months of 2007.
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
The following tables set forth the plans’ net periodic benefit cost:

	Qualified Plan		Qualified Plan
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$436	$447	$1,307	$1,342
Interest cost	415	368	1,243	1,104
Expected return on plan assets	(488)	(449)	(1,464)	(1,347)
Amortization of prior service cost	6	7	17	22

Net periodic benefit cost	$369	$373	$1,103	$1,121

	Supplemental Plan		Supplemental Plan
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$46	$43	$138	$130
Interest cost	105	99	315	295
Amortization of prior service cost	—	14	—	41

Net periodic benefit cost	$151	$156	$453	$466

The amount of the 2008 contribution range was determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2008. The contribution to the qualified plan in 2008 is expected to be $1,622,798 and no contribution is expected to be necessary to the supplemental plan.
Note 12 — Stock-Based Benefit Plans
The Company has two shareholder approved stock incentive plans. The 2001 Stock Incentive Plan provided for the grant of stock options up to 4,150,122 shares and restricted stock awards up to 1,226,977 shares (referred to as “Management Recognition Plan” or “MRP” awards). Of these, 1,210,630 MRP shares were granted in 2001, of which 124,737 shares were subsequently forfeited. Options to purchase 4,050,122 shares were granted in 2001 at an exercise price of $3.2056, of which 236,257 shares were subsequently forfeited. No further grants may be made under the 2001 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of stock options of up to 4,106,362 shares and MRP awards of up to 1,642,521 shares. In May 2004, options for 2,382,000 shares were granted, of which 101,400 shares were subsequently forfeited and 955,000 MRP shares were granted, of which 39,800 MRP shares were subsequently forfeited. The May 2004 options were granted at an exercise price of $10.673. In 2006, options for an additional 50,000 shares were granted under the 2004 Stock Incentive Plan at an exercise price of $12.234 per share. In 2008, options for an additional 32,000 shares were granted at an exercise price of $11.160, 50,000 shares were granted at an exercise price of $12.025, and MRP shares for an additional 32,800 shares were granted.

In total, options for 3,504,704 shares remained outstanding at September 30, 2008, of which options for 2,987,504 shares were vested. In addition, since inception of the plans, options for 2,721,761 shares were exercised and options for 337,657 shares have been forfeited. A summary of stock option activity for the nine months ended September 30, 2008, is provided in the following table:

		Weighted
	Stock	Average
	Options	Price

Outstanding at beginning of period	4,090,628	$7.365
Issued	82,000	11.687
Exercised	608,724	5.168
Forfeited	59,200	10.673

Outstanding at end of period	3,504,704	$7.798

The estimated fair value of each option granted during the nine months ended September 30, 2008, is calculated using the Black-Scholes option-pricing model. The weighted average estimated fair value of the options granted during the nine months ended September 30, 2008, was $1.85 per share. The following table summarizes the weighted average assumptions used in the model for the nine months ended September 30, 2008:

Risk-free interest rate	3.15%
Dividend yield	3.00%
Expected stock volatility	18.20%
Expected years until exercise	7.5
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
Total unvested outstanding MRP grants had a fair value of $2.2 million at September 30, 2008. The MRP grants are being amortized to compensation expense as participants become vested in the awarded shares.
The amount of MRP awards amortized to expense was $486,000 for the third quarter of 2008 as compared to $473,000 for the same period in 2007, and $1.2 million for the first nine months of 2008 and $1.4 million for the first nine months of 2007.

Note 13 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at September 30, 2008, and December 31, 2007, are as follows:

	September 30	December 31
	2008	2007
	(In thousands)
Unused consumer lines of credit	$149,913	$153,553
Unused commercial lines of credit	19,760	20,167
Commitments to extend credit:
Fixed rate	12,980	21,487
Adjustable rate	17,188	16,353
Undisbursed commercial loans	1,680	6,131
Forward commitments to sell mortgage loans of $7.1 million at September 30, 2008, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. There were $10.5 million of forward commitments at December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
This document contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral presentations, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense are intended to identify forward-looking statements, and any discussions of periods after the quarter for which this report is filed, are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including the significant instability of credit, lending, and financial markets; softness and declines in the real estate market, which can affect both collateral values and loan activity; negative developments affecting particular borrowers; legislative and regulatory initiatives, including action taken, or that may be taken, in response to the financial market crisis; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds and changes in those costs; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; changes in the quality or composition of the Company’s loan and investment portfolios; changes in commodity prices; changes in real estate values; other general economic and political developments; the factors discussed in “Outlook” below; and other factors referred to in the reports filed by the Company with the Securities and Exchange Commission (particularly under “Risk Factors” in Part II, Item 1A, below).
Results of Operations
Overview Net income was $1.6 million or $0.03 per diluted share for the third quarter of 2008 compared to $3.7 million or $0.07 per diluted share for the third quarter of 2007. Net income in the 2008 period was impacted by a $2.3 million impairment loss on a mutual fund that invests in mortgage-related securities, a $1.4 million impairment loss related to FHLMC common stock, and a $1.0 million loss provision related to a loan secured by a completed condominium development project. The after-tax impact of these developments was estimated by management to be approximately $3.1 million or $0.06 per diluted share.
Net income was $11.0 million or $0.23 per diluted share for the nine months ended September 30, 2008, compared to $13.0 million or $0.23 per diluted share for the same period in 2007. The comparison of net income between these periods was impacted by the developments described in the previous paragraph, as well as an additional impairment loss of $2.1 million in the second quarter of 2008 on the mutual fund mentioned above ($1.4 million or $0.03 per diluted share after income taxes). These developments were partially offset by $2.5 million in gains on the sale of certain investment securities in the first six months of 2008 ($1.6 million or $0.03 per diluted share after taxes). Net of the related income tax affect, these offsetting items amounted to approximately $3.0 million or $0.06 per diluted share in 2008.

Also impacting the comparison of net income between the nine month periods was the fact that results in 2007 were favorably impacted by two items that did not recur in 2008: a $1.3 million recovery of a loss provision on a commercial business loan and a net gain of $585,000 on the sale of undeveloped land. Net of the related income tax effect, these items amounted to approximately $1.2 million or $0.02 per diluted share in 2007.
The Company’s annualized return on average equity (ROE) was 1.61% for the third quarter of 2008 and was 3.51% for the nine months ended September 30, 2008. These returns compared to 3.23% and 3.55% for the same periods in 2007, respectively. Management estimates that these percentages for the three and nine month periods ended September 30, 2008, would have been 4.68% and 4.48%, respectively, excluding the net investment and loan losses described in the previous paragraphs (and their related income tax effects).
The Company’s annualized return on average assets (ROA) was 0.18% for the third quarter of 2008 and was 0.41% for the nine months ended September 30, 2008. These figures compared to 0.42% and 0.50% for the same periods in the previous year, respectively. Management estimates that these percentages for the three and nine month periods ended September 30, 2008, would have been 0.52% in both periods, excluding the net investment and loan losses described in the previous paragraphs (and their related income tax effects).
Interest Income Total interest income decreased by $1.9 million or 4.1% to $44.2 million in the third quarter of 2008 compared to $46.1 million for the same period in 2007. Total interest income decreased by $2.9 million, or 2.1%, to $133.6 million for the nine months ended September 30, 2008, compared to $136.5 million for the same period in 2007. The decrease in total interest income between the 2007 and 2008 periods was due to the combined impact of decreases in the average loans outstanding and modestly lower yields on earning assets due in part to a declining interest rate environment during much of 2008. These developments were partially offset by the favorable impact on interest income of increases in investment securities available-for-sale and overnight investments (the latter consisting of interest-earning deposits and federal funds sold). Also impacting the comparison of total interest income between the 2007 and 2008 periods was the fact that the FHLB of Chicago suspended dividends on its common stock in the fourth quarter of 2007. The Company owned $46.1 million in FHLB common stock at September 30, 2008, as required by the rules governing its membership in the FHLB. The three and nine month periods in 2007 included $322,000 and $1.0 million in dividends from the Company’s investment in this stock. Management is unable to determine at this time when, or if, the FHLB of Chicago will resume payment of dividends on its common stock.
Interest Expense Total interest expense decreased $3.3 million or 11.3% to $25.6 million in the third quarter of 2008 and $4.9 million or 5.7% to $79.9 million in the nine months of 2008 compared to the same periods in 2007. The decrease in both periods was principally the result of a decline in the cost of deposits due to a declining interest rate environment during most of 2008. The cost of deposits declined by 86 basis points and 51 basis points during the three and nine month periods ended September 30, 2008, compared to the same periods in 2007. This development was partially offset by an increase in average deposits outstanding, as well as more modest increases in average borrowings from the FHLB of Chicago.
Net Interest Income Net interest income increased by $1.4 million or 8.1% to $18.6 million in the third quarter of 2008 and $2.0 million or 3.8% to $53.7 million during the nine months of 2008 compared to the same periods in 2007. The primary reason for these increases was the decrease in the cost of deposits, as previously described. Net interest margin for the third quarter of 2008 was 2.21% compared to 2.08% for the same period in 2007. Year-to-date, net interest margin was 2.15% for the nine month period in 2008 compared to 2.08% in 2007. The favorable impact of these developments was partially offset by decreases in the ratio of average earning assets to average interest-bearing liabilities in the 2008 periods compared to the same periods in the previous year. This latter development was principally caused by the Company’s stock repurchases, which resulted in a shift in funding sources from equity to interest-bearing liabilities.

The following tables present certain details regarding the Company’s average balance sheet and net interest income for the periods indicated. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities, respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which are considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by average interest-earning assets. No tax equivalent adjustments were made since the Company does not have any tax exempt investments.

	Three Months Ended September 30
	2008				2007
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,859,050		$27,721	5.96%	$2,013,936		$31,121	6.18%
Mortgage-related securities	914,059		10,787	4.72	1,131,679		13,202	4.67
Investment securities (2)	405,231		4,794	4.73	124,213		1,370	4.41
Interest-earning deposits	53,991		276	2.04	12,620		152	4.82
Federal funds	127,071		647	2.04	20,087		262	5.22

Total interest-earning assets	3,359,402		44,225	5.26	3,302,535		46,107	5.58

Noninterest-earning assets	199,466				202,565

Total average assets	$3,558,868				$3,505,100

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$194,462		154	0.32	$194,701		234	0.48
Money market accounts	371,368		2,354	2.54	279,254		2,328	3.33
Interest-bearing demand accounts	173,362		105	0.24	159,836		85	0.21
Time deposits	1,355,645		13,097	3.86	1,352,864		16,515	4.88

Total deposits	2,094,837		15,710	3.00	1,986,655		19,162	3.86
Advance payments by borrowers for taxes and insurance	25,540		6	0.09	26,685		8	0.12
Borrowings	910,800		9,927	4.36	886,731		9,750	4.40

Total Interest-bearing liabilities	3,031,177		25,643	3.38	2,900,071		28,920	3.99

Noninterest-bearing liabilities:
Noninterest-bearing deposits	89,567				91,176
Other noninterest-bearing liabilities	33,991				52,313

Total noninterest-bearing liabilities	123,558				143,489

Total liabilities	3,154,735				3,043,560
Shareholders’ equity	404,133				461,540

Total average liabilities and equity	$3,558,868				$3,505,100

Net interest income and net interest rate spread			$18,582	1.88%			$17,187	1.60%

Net interest margin	$328,225			2.21%	$402,464			2.08%

Average interest-earning assets to average interest-bearing liabilities	1.11	x			1.14	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

	Nine Months Ended September 30
	2008				2007
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,906,968		$86,188	6.03%	$2,017,353		$91,633	6.06%
Mortgage-related securities	981,317		34,830	4.73	1,136,312		39,315	4.61
Investment securities (2)	307,992		10,445	4.52	110,003		3,535	4.28
Interest-earning deposits	32,543		524	2.15	9,295		336	4.82
Federal funds	96,087		1,581	2.19	41,434		1,642	5.28

Total interest-earning assets	3,324,907		133,568	5.36	3,314,397		136,461	5.49

Noninterest-earning assets	217,233				195,584

Total average assets	$3,542,140				$3,509,981

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$190,433		488	0.34	$196,706		694	0.47
Money market accounts	332,662		6,613	2.65	264,529		6,259	3.15
Interest-bearing demand accounts	169,495		291	0.23	161,534		255	0.21
Time deposits	1,363,636		42,866	4.19	1,388,779		49,725	4.77

Total deposits	2,056,226		50,258	3.26	2,011,548		56,933	3.77
Advance payments by borrowers for taxes and insurance	16,428		12	0.10	17,112		15	0.12
Borrowings	911,226		29,592	4.33	854,407		27,784	4.34

Total Interest-bearing liabilities	2,983,880		79,862	3.57	2,883,067		84,732	3.92

Noninterest-bearing liabilities:
Noninterest-bearing deposits	90,297				93,025
Other noninterest-bearing liabilities	51,298				44,641

Total noninterest-bearing liabilities	141,595				137,666

Total liabilities	3,125,475				3,020,733
Shareholders’ equity	416,665				489,248

Total average liabilities and equity	$3,542,140				$3,509,981

Net interest income and net interest rate spread			$53,706	1.79%			$51,729	1.57%

Net interest margin	$341,027			2.15%	$431,330			2.08%

Average interest-earning assets to average interest-bearing liabilities	1.11	x			1.15	x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.
The following tables presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to the change attributable to change in volume (change in volume multiplied by prior rate), the change attributable to change in rate (change in rate multiplied by prior volume), and the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended
	September 30, 2008, Compared to September 30, 2007
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$(2,319)	$(1,081)	$(3,400)
Mortgage-related securities	(2,555)	140	(2,415)
Investment securities	3,316	108	3,424
Interest-earning deposits	254	(130)	124
Federal funds	633	(248)	385

Total interest-earning assets	(671)	(1,211)	(1,882)

Interest-bearing liabilities:
Savings deposits	(2)	(78)	(80)
Money market deposits	661	(635)	26
Interest-bearing demand deposits	7	13	20
Time deposits	34	(3,452)	(3,418)

Total deposits	700	(4,152)	(3,452)
Advance payments by borrowers for taxes and insurance		(2)	(2)
Borrowings	264	(87)	177

Total interest-bearing liabilities	964	(4,241)	(3,277)

Net change in net interest income	$(1,635)	$3,030	$1,395

	Nine Months Ended
	September 30, 2008, Compared to September 30, 2007
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$(4,993)	$(452)	$(5,445)
Mortgage-related securities	(5,486)	1,001	(4,485)
Investment securities	6,700	210	6,910
Interest-earning deposits	458	(270)	188
Federal funds	1,286	(1,347)	(61)

Total interest-earning assets	(2,035)	(858)	(2,893)

Interest-bearing liabilities:
Savings deposits	(19)	(187)	(206)
Money market deposits	1,452	(1,098)	354
Interest-bearing demand deposits	13	23	36
Time deposits	(885)	(5,974)	(6,859)

Total deposits	561	(7,236)	(6,675)
Advance payments by borrowers for taxes and insurance	(1)	(2)	(3)
Borrowings	1,845	(37)	1,808

Total interest-bearing liabilities	2,405	(7,275)	(4,870)

Net change in net interest income	$(4,440)	$6,417	$1,977

Provision for Loan Losses The Company provided $1.1 million for loan losses in the third quarter of 2008 and $1.4 million in the nine months ended September 30, 2008. These amounts compared to a provision of $388,000 in the third quarter of 2007 and a net recovery of $490,000 in the nine month period of 2007. The loss provision in each of the 2008 periods was primarily the result of a $1.0 million loss on a loan secured by a completed condominium project. The recovery in the nine-month period of 2007 was due to a $1.3 million recovery of a loss on a commercial business loan that had been recognized in a previous period.
As of September 30, 2008, the Company’s allowance for loan losses was $12.4 million, or 0.67% of loans receivable, compared to $11.8 million or 0.59% at December 31, 2007. These increases were principally due to the loss provision on the condominium project mentioned in the previous paragraph. Management believes the Company’s allowance for loan losses is adequate to cover probable and estimable losses in the Company’s loan portfolio as of September 30, 2008. However, future adjustments to the allowance may be necessary and results of operations could be adversely affected if future conditions differ substantially from the assumptions used by management to determine the allowance for loan losses as of the end of the period. For additional discussion, refer to “Financial Condition—Asset Quality,” below.
Noninterest Income Total noninterest income decreased by $4.0 million or 83% in the third quarter of 2008 compared to the same period in 2007. Excluding $3.7 million in investment losses in the 2008 period, the decrease was $254,000 or 5.2%. This decrease was primarily caused by lower gain on sales of loans and a lower return on the Company’s investment in bank-owned life insurance (“BOLI”), which is included as a component of other noninterest income. Gain on sales of loans was lower in response to higher interest rates on mortgage loans in the third quarter of 2008, as well as a general decline in economic conditions, which together resulted in reduced demand by customers for fixed rate, one- to four-family mortgage loans. The Company sells substantially all of such loans in the secondary market. The return on the Company’s investment in BOLI was lower due to a decline in yield on the high-quality investments that support the program relative to the returns earned in previous periods.
As previously mentioned, noninterest income in the third quarter of 2008 included $3.7 million in investment losses. This amount consisted of a $2.3 million impairment loss on a mutual fund and a $1.4 million impairment loss related to FHLMC common stock. The mutual fund invests primarily in mortgage-related securities, none of which are believed by management to be secured by sub-prime mortgages, but a portion of which are secured by interest-only mortgages, option-payment mortgages, and other “Alt-A” mortgages. Given the significant uncertainty and illiquidity that exists in the markets for securities secured by these types of loans, the Company cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value of $24.1 million at September 30, 2008 (net of impairment charges). The loss on FHLMC stock was a direct result of FHLMC being placed in conservatorship by the U.S. Government on September 7, 2008. The loss represented the entire recorded book value of the Company’s investment. This stock was originally held by another financial institution that the Company acquired in 2000. For additional discussion, refer to “Financial Condition—Securities Available-for-Sale,” below.
Total noninterest income decreased by $5.0 million or 31% during the nine months ended September 30, 2008, compared to the same period in 2007. Excluding $3.4 million in investment losses in the 2008 period and $1.4 million in real estate investment partnership income in the 2007 period, the decrease was $186,000 or 1.3%. This decrease was due in part to a decline in income from the Company’s BOLI investment, for reasons described in a previous paragraph. Also contributing was a decline in gains on disposition of certain real estate investments, as well as a decline in earnings credit the Company receives for certain third-party payment services due to lower interest rates (these items are components of other noninterest income). These developments were offset in part by a $394,000 or 36% improvement in gain on sale of loans due to a lower interest rate environment for fixed rate, one- to four-family loans earlier in 2008 that resulted in a brief period of increased refinancing activity. Also contributing to the offset was an $187,000 or 9.7% increase in brokerage and insurance commissions during the nine months ended September 30, 2008, compared to the previous year. This increase was primarily the result of increased commissions on annuity sales, partially offset by decreased commissions on other insurance and security sales. Also, in 2008, the Company continued to offer as a new service personal investment advisory services to customers through its wholly-owned subsidiary BancMutual Financial. The Company is in the process of implementing this service and anticipates that it will not make a substantial contribution to noninterest income in the near term.
As previously mentioned, the nine month period in 2008 included $3.4 million in net investment losses, which consisted of the aforementioned losses in the third quarter on the Company’s investment in a mortgage-related mutual fund and FHLMC common stock. In addition, investment losses during the nine month period included an impairment loss of $2.1 million related to the same mutual fund that was recorded in the second quarter of 2008. These developments were offset by $2.5 million in gains on the sale of certain investment securities earlier in 2008. The proceeds from these sales were reinvested in securities that are expected to have higher yields and more predictable durations.
Real estate investment partnership income of $1.4 million in 2007 was the result of a sale by the Company’s land development company of approximately 10% of its investment in 318 acres of undeveloped land. The Company has a 50% ownership interest in this land development company; an unrelated third party owns the remaining 50%. The Company does not anticipate continued development of this project and/or lot sales in the near term due to a general slowdown in the housing market. As required by GAAP, the results of operations of the land development company are consolidated with the Company’s results of operations. The third-party owner’s share in the land development company’s results of operations is reported as a separate line of the income statement. Refer to “Minority Interest in Income of Real Estate Investment Partnership,” below.
Noninterest Expense Total noninterest expense increased slightly in the third quarter of 2008 compared to the same period in 2007 and decreased by $920,000 or 1.9% during the nine month period in 2008 compared to the same period in 2007. The latter decrease was primarily caused by the cost of sales related to the real estate investment partnership described in the preceding paragraph. There was no comparable cost in 2008. Also contributing to the decrease between the nine month periods was a $164,000 or 0.6% decline in compensation, payroll taxes, and other employee benefits and a $306,000 or 3.1% decline in other noninterest expense. These developments were partially offset by a $195,000 or 2.3% increase in occupancy and equipment expenses during the nine month period in 2008 compared to 2007, due to the addition of new offices, an increase in rent on a relocated office, and an increase in office repairs and maintenance. The decrease in compensation expense was caused by a decline in stock-based benefit plan expense, health care insurance expense, and retirement plan expense, partially offset by the impact of normal merit increases. The decline in other noninterest expense was primarily caused by a decline in advertising and marketing expenditures and losses on deposit transactions, offset by an increase in expenses related to foreclosed properties.
Except for the discussion of the cost of sales related to the real estate investment partnership, the explanations for the decrease in total noninterest expense during the third quarter of 2008 compared to 2007 are substantially the same as those outlined in the previous paragraph.
Other noninterest expense for the three and nine month periods ended September 30, 2008, included $118,000 and $241,000, respectively, in deposit insurance premiums paid to the Federal Deposit Insurance Corporation (“FDIC”). These amounts compared to $62,000 and $196,000 for the same periods in 2007, respectively. Recent economic and credit market conditions have contributed to several failures of FDIC-insured financial institutions, as well as a general increase in the FDIC’s expectations of future failures. As a result, in October 2008, the FDIC published for comment a proposal (and interim rule) to increase deposit insurance premiums for all FDIC-insured financial institutions, including the Bank, beginning in 2009. In addition to an increase in base premium rates, the proposal introduces a number of factors that will adjust the base rate paid by a financial institution. For example, the use of brokered deposits and of secured liabilities would result in additional premium assessment, while high levels of capital maintained by certain institutions would afford a favorable premium adjustment.

Although the Company does not expect the first factor to have a significant impact on the premiums the Bank expects to pay in 2009, the Company anticipates that the second factor could result in higher premium rates given the Bank’s level of secured borrowings from the FHLB. Alternatively, based on the Company’s favorable capital position, the third factor may reduce the amount of premium the Bank would otherwise expect to pay in 2009. If the FDIC adopts the proposal in its current form, management estimates that the Company’s deposit insurance premium expense in 2009 will increase to approximately $2.7 million compared to $330,000 in 2008 (estimated) and $258,000 in 2007. However, there can be no assurances.
Minority Interest in Income of Real Estate Investment Partnership As previously discussed, the Company has a 50% ownership interest in a land development company; an unrelated third party owns the remaining 50%. The $391,000 in the nine months ended September 30, 2007, represented the interest of the unrelated third party in the net profit of the land development company.
Income Taxes The effective income tax rate for the three and nine months ended September 30, 2008, was 28.4% and 32.3%, respectively, compared to 34.1% for each of the three and nine month periods in 2007. These decreases resulted from lower pre-tax income in the 2008 periods with non-taxable income amounts remaining approximately the same as the 2007 periods.
Like many Wisconsin financial institutions, the Company has non-Wisconsin subsidiaries which hold and manage investment assets and loans, the income on which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at out-of-state subsidiaries of Wisconsin banks. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many Wisconsin banks; its audit of the Bank has not yet been concluded, is not being actively pursued, and the Department has not asserted a claim against the Bank or its subsidiaries.
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
Depending upon the terms and circumstances or the outcome of potential litigation, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of the Company. The Company currently has Wisconsin tax years open since 1997 under extensions with the Department in connection with the audit. The Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof, and that the Company would likely prevail against the Department should it attempt to tax the income of the Company’s out-of-state subsidiaries in Wisconsin. However, management can provide no assurances of this result. The Company also may incur further costs in the future to address these issues.
Financial Condition
Overview The Company’s total assets increased $67.0 million or 1.9% during the nine months ended September 30, 2008. Total assets at September 30, 2008, were $3.56 billion compared to $3.49 billion at December 31, 2007. The increase was largely attributable to an increase in overnight deposits at the FHLB of Chicago, which are reported as interest-earning deposits on the statement of financial condition, as well as an aggregate increase in securities available-for-sale. These increases were partially offset by a decrease in loans receivable. The overall increase in total assets was primarily funded by an increase in deposit liabilities.
Interest-Earning Deposits Interest-earning deposits increased from $2.7 million at December 31, 2007, to $169.0 million at September 30, 2008. This item consists primarily of overnight investments at the FHLB of Chicago. The increase in these deposits was purposeful and reflects management’s belief that it is prudent to increase the Company’s liquidity and future flexibility in light of recent developments and current instability in financial markets. The Company from time-to-time also invests funds overnight in Federal Funds Sold. However, no such investments were held as of September 30, 2008, or December 31, 2007.
Securities Available-for-Sale The Company’s investment securities portfolio increased by $253.2 million and its mortgage-related securities portfolio decreased by $206.3 million during the nine months ended September 30, 2008. On a combined basis, total securities available-for-sale (at fair value) increased by $47.0 million. The combined increase was primarily the result of the purchase of new investment securities, partially offset by the sale of mortgage-related securities, as well as repayments within the portfolios. For additional discussion relating to the Company’s securities available-for-sale, refer to “Note 2—Securities Available-for-Sale” of the Company’s Unaudited Consolidated Financial Statements, above, as well as “Results of Operations—Noninterest Income,” above. Refer also to “Liquidity and Capital Resources—Recent Legislation,” below, for recent developments relating to the sale of troubled assets to the U.S. Treasury.
Loans Held for Sale Loans held for sale decreased $5.5 million or approximately 70% during the nine months ended September 30, 2008. The Company’s policy is to sell substantially all of its fixed rate, one- to four-family mortgage loan originations in the secondary market. Originations and sales of such loans have declined in recent months in response to higher interest rates on mortgage loans, as well as a general decline in economic conditions, which together resulted in reduced demand by customers for such loans.
Loans Receivable Loans receivable decreased by $140.3 million or 7.0% as of September 30, 2008, compared to December 31, 2007. This decrease was primarily the result of a decline in the one- to four-family mortgage loans, multi-family mortgage loans, and consumer loans. These declines were partially offset by an increase in construction and development loans, commercial real estate loans, and commercial business loans. Refer to “Note 4—Loans Receivable” of the Company’s Unaudited Consolidated Financial Statements, above, for additional information.
One- to four-family mortgage loans declined by $160.0 million or 15.1% during the nine months ended September 30, 2008. This decline was primarily the result of a period of increased refinancing activity earlier in the year, as well as decreased purchases of one- to four-family mortgage loans from third-party correspondents. Loans purchased from such correspondents are generally secured by properties located in Wisconsin and have adjustable-rates of interest. These loans conform to the Company’s underwriting standards and are either underwritten by the Company’s own staff or have received an “approve” under FNMA desktop underwriting standards.

As of September 30, 2008, the Company had $150.7 million of interest-only adjustable-rate mortgage loans in its one- to four-family mortgage loan portfolio. These loans were either originated by employees in the Company’s bank office network or were purchased from third-party correspondents, as described in the previous paragraph. The interest-only provision is only for the initial fixed rate term of the loan (normally three or five years). After this initial period, principal payments begin. Underwriting standards for this type of loan are higher than for traditional amortizing mortgage loans.
Multi-family mortgage loans decreased by $18.8 million or 9.1% from December 31, 2007, to September 30, 2008. This decrease was primarily caused by the repayment of several large loans that were refinanced outside the Company, as well as normal repayment activity. These developments were partially offset by an increase in multi-family loan originations during the period compared to the same nine month period in 2007. This increase was primarily the result of continuing efforts by the Company’s loan personnel to develop this portion of the loan portfolio.
The commercial real estate loan portfolio increased by $21.2 million or 10.5% during the nine months ended September 30, 2008. This increase was primarily the result of a modest increase in originations relative to the nine month period in 2007, partially offset by loan refinancing outside the Company and normal repayment activity. The Company continues to emphasize the origination and retention of this segment of its loan portfolio.
The Company’s portfolio of construction and development loans increased by $48.6 million or 28.5% as of September 30, 2008, compared to the balance at December 31, 2007. The Company continues to fund projects approved in prior periods and continues to approve projects that meet the Company’s strict underwriting criteria.
The Company’s consumer loan portfolio declined by $37.4 million or 9.8% during the nine months ended September 30, 2008. This decline was primarily the result of decreases in home equity and automobile loans. Originations of consumer loans declined in 2008 relative to 2007 in response to declining customer demand due to the combined effects of slower economic growth and smaller increases, or even decreases, in home values. Lower home values have an adverse impact on customers’ ability and/or willingness to use equity in their homes to collateralize borrowings.
The commercial business loan portfolio increased modestly from $53.8 million at December 31, 2007, to $56.0 million at September 30, 2008. Originations of new commercial business loans have declined in recent months due to a general slowdown in the economy and the resulting decline in demand for credit.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations and purchases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

	(In thousands)		(In thousands)
Mortgage loans:
One- to four-family	$31,508	$51,936	$157,528	$153,620
Multi-family	35,385	2,063	71,897	42,649
Commercial real estate	32,378	39,576	98,636	90,642

Total mortgage loans	99,271	93,575	328,061	286,911
Consumer loans	30,828	31,645	85,068	94,665
Commercial business loans	7,566	13,048	29,255	35,463

Total loan originations	137,665	138,268	442,384	417,039
One- to four-family mortgage loans purchased	8,179	24,644	19,502	65,994

Total loans originated and purchased	$145,844	$162,912	$461,886	$483,033

Management will continue to emphasize multi-family loan, commercial real estate loan, and commercial business loan originations because management believes such loans will continue to add to the overall profitability and aid in the management of interest rate risk. However, these loans can present higher credit risks than residential mortgage loans. Further, management cannot assure that it will be able to increase this portfolio.
Other Assets Other assets increased by $10.9 million or 5.8% during the nine months ended September 30, 2008. Refer to “Note—6 Other Assets” of the Company’s Unaudited Consolidated Financial Statements, above, for details regarding this increase.
Deposits Deposit liabilities increased by $68.4 million or 3.2% during the nine months ended September 30, 2008. Within the deposit portfolio, core deposits (checking, savings and money market accounts) increased by $77.4 million and certificates of deposit declined by $9.0 million (refer to “Note 7—Deposits” of the Company’s Unaudited Consolidated Financial Statements, above). The overall increase in deposits resulted from the opening of new offices during the period, as well as efforts to market deposit plans at rates and terms that are designed to attract more core deposits. The Company believes that competition for retail deposits has been and will continue to be strong, which will result in higher costs of deposits than the Company would otherwise expect given the current interest rate environment. The Company also believes that increases or decreases in deposit liabilities for the balance of 2008 and future periods will depend, in significant part, on the performance of other investment alternatives.
Borrowings Borrowings, which consisted of advances from the FHLB of Chicago, declined slightly during the nine months ended September 30, 2008. This decline was the result of the repayment of one advance that matured earlier in the year. All of the Company’s borrowings have a stated final maturity after 2011. However, $856.0 million in advances contain quarterly redemption options that within the next twelve months are subject to potential exercise by the FHLB of Chicago. As of September 30, 2008, substantially all of the Company’s FHLB advances were subject to significant prepayment penalties if voluntarily repaid prior to their stated maturity. For additional information, refer to “Note 8—Borrowings” of the Company’s Unaudited Consolidated Financial Statements, above.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (“escrow”) amounted to $29.3 million at September 30, 2008, compared to $1.8 million at December 31, 2007. Escrow balances typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.
Shareholders’ Equity Shareholders’ equity decreased by $25.1 million or 5.8% during the nine months ended September 30, 2008. This decrease was primarily the result of the Company’s repurchase of 2,092,300 shares of common stock at an average price of $10.80 per share ($22.7 million in total) and cash dividends of $0.27 per share ($13.1 million in total). Also contributing to the decline was an $8.1 million increase in other comprehensive loss due primarily to an increase in the net unrealized loss on securities available-for-sale. These developments were partially offset by year-to-date net income of $11.0 million.
A quarterly cash dividend of $0.09 per share was paid on September 2, 2008, to shareholders of record on August 14, 2008. Dividends paid during the nine month period in 2008 were $0.27 per share; the dividend payout ratio was 119% of net income for this period. Excluding the after tax impact of the net investment and loan losses described in “Operating Results—Overview,” above, management estimates this ratio would have been 94%.
For additional information relating to the Company’s shareholders’ equity, refer to “Note 9—Shareholders’ Equity” of the Company’s Unaudited Consolidated Financial Statements, above.
Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At September 30	At December 31
	2008	2007
	(Dollars in thousands)
Non-accrual mortgage loans	$23,011	$11,251
Non-accrual consumer loans	1,143	930
Non-accrual commercial business loans	387	159
Accruing loans delinquent 90 days or more	487	602

Total non-performing loans	25,028	12,942

Foreclosed properties and repossessed assets, net	4,612	3,687

Total non-performing assets	$29,640	$16,629

Non-performing loans to total loans	1.35%	0.65%

Non-performing assets to total assets	0.83%	0.48%

Additional interest income that would have been recognized if non-accrual loans had been current	$1,473	$1,002

Allowance for loan losses as a percent of non-performing assets	41.76%	70.80%

Total non-performing loans increased by $12.1 million or 93% as of September 30, 2008, compared to December 31, 2007. This increase was due in part to a $9.1 million loan secured by a completed condominium development project that was placed on non-accrual during the most recent quarter. As previously noted, the Company recorded a $1.0 million provision for loss against this loan in the third quarter. Also contributing to the increase in non-performing loans was a $3.4 million or 140% increase in non-performing one- to four-family residential loans due to a general decline in economic conditions and other factors affecting non-performing loans in the earlier quarters of 2008. During the third quarter of 2008 the Company avoided a larger increase in non-performing loans by providing $8.5 million in financing for the sale of an apartment project by the original borrower to another, unrelated borrower. The loan was extended at market rates and terms and the new borrower was able to provide additional collateral to secure the new loan.
A summary of the allowance for loan losses is shown below for the periods indicated:

	At and for the	At and for the
	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Balance at the beginning of the period	$11,774	$12,574
Provisions (recoveries) for the period	1,358	(272)

Charge-offs:
Mortgage loans	(13)	—
Consumer loans	(299)	(412)
Commercial business loans	(480)	(211)

Total charge-offs	(792)	(623)

Recoveries:
Mortgage loans	—	—
Consumer loans	39	95
Commercial business loans	—	—

Total recoveries	39	95

Net charge-offs	(753)	(528)

Balance at the end of the period	$12,379	$11,774

Net charge-offs to average loans	0.05%	0.03%

Allowance as a percent of total loans	0.67%	0.59%

Allowance as a percent of non-performing loans	49.46%	90.98%

The Company’s allowance for loan losses increased to $12.4 million or 0.67% of total loans at September 30, 2008, compared to $11.8 million or 0.59% at December 31, 2007. As a percent of non-performing loans, the Company’s allowance for loan losses was 49.5% at September 30, 2008, compared to 91.0% at December 31, 2007. The dollar increase in the allowance was caused in part by the loss provision on the condominium development project mentioned above. The impact of this increase was partially offset by a decline in the allowance caused by an overall decline in the size of the Company’s loan portfolio. The reduction in the allowance for loan losses as a percent of non-performing loans was principally the result of an increase in non-performing loans, as discussed above.
The allowance for loan losses has been determined in accordance with GAAP. Management is responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions, and other relevant factors. As a result of applying the methodologies described above in accordance with

GAAP, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans may decrease even though non-performing loans may increase, as is the case in the current period. To the best of management’s knowledge, all known and inherent losses have been provided for in the allowance for loan losses.
The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family, commercial real estate, construction and development, and commercial business loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of these types of loans tends to be larger than the Company’s average single family loan and, therefore, any loss that the Company experiences on these loans could be larger than what it has historically experienced on single family loans.
Refer to “Operating Results—Provision for Loan Losses,” above, for additional discussion.
Impact of Inflation and Changing Prices The financial statements and accompanying notes of the Company have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, the Company’s assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
Liquidity and Capital Resources
Liquidity The term “liquidity” refers to the Company’s ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. The Company’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-related securities, maturities and calls of investment securities, borrowings from the FHLB of Chicago, and funds provided by the Company’s operations. Historically, these sources of funds have been adequate to maintain liquidity, with the Company borrowing correspondingly more in periods in which its operations generate less cash. In the event these sources of liquidity would become inadequate, management believes that the Company could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed.
Loan repayments and maturing investment securities are relatively predictable sources of funds. However, deposit flows, calls of investment securities, and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. For example, during the nine months ended September 30, 2008, prepayments in the Company’s mortgage-related securities and prepayments in its one- to four-family mortgage loan portfolio increased because of the interest rate environment. A different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
The Company is committed to maintaining a strong liquidity position; therefore, management monitors the Company’s liquidity position on a daily basis. Based upon historical experience and available sources of liquidity, management anticipates that the Company will have sufficient funds to meet current funding commitments. In recent years, the Company has increased borrowings as a source of liquidity as a result of current market conditions. As a result of its capital structure, management believes this has been a prudent source of funds. Refer also to “Qualitative and Quantitative Disclosures about Market Risk – Gap Analysis” in Item 3 hereof, which is incorporated herein by reference, which discusses maturities of the Company’s assets and liabilities.

Our primary investing activities are the origination and purchase of mortgage, commercial, and consumer loans and purchases of securities available-for-sale. These activities are funded by loan repayments, maturities, repayments, and occasionally sales of securities available-for-sale, borrowings, deposit growth, and funds provided by the Company’s operating activities.
Total cash and cash equivalents increased $155.3 million during the nine months ended September 30, 2008. Investing activities provided $72.8 million of cash, primarily as a result of the proceeds from the sale or maturity of securities available-for-sale and a net decrease in loans receivable. These developments were partially offset by purchases of available-for-sale securities. Cash provided by financing activities of $78.7 million resulted primarily from an increase in deposits and advance payments by borrowers for taxes and insurance partially offset by the purchase of treasury stock and the payment of cash dividends on company stock. Net cash provided by operating activities of $3.8 million consisted primarily of net income and proceeds from loan sales offset by loans originated for sale and an increase in other assets.
Capital Resources At September 30, 2008, the Bank exceeded each of the applicable regulatory capital requirements (refer to “Note 9—Shareholders’ Equity” of the Unaudited Consolidated Financial Statements, above). In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have a leverage ratio (Tier I) capital to average assets ratio of at least 5.0%. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital to risk-weighted assets ratio of at least 10.0%. At September 30, 2008, the Bank had a leverage ratio of 9.04% and a total risk-based capital ratio of 19.38%.
From time to time, the Company repurchases shares of its common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. Management believes that, at the price offered, the repurchases of shares in 2008 were appropriate in view of the Company’s strong capital position as a result of the stock offering in connection with its 2003 full conversion transaction and its benefit to shareholders. During the nine months ended September 30, 2008, the Company repurchased 2,092,300 shares of common stock at an average price of $10.80 per share. No shares were repurchased during the third quarter of 2008, although subsequent to September 30, 2008, the Company repurchased 88,500 shares an average price of $10.50 per share. At November 3, 2008, 56,300 shares remained available for repurchase under the current stock repurchase program, which authorized the repurchase of five million shares.
Recent Legislation On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. This legislation, among other things, authorized the Secretary of Treasury (“Treasury”) to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”). EESA is also being interpreted by the Treasury to allow it to make direct equity or debt investments in QFIs. Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which the Treasury will purchase up to $250 billion in senior perpetual preferred stock of QFIs that elect to participate in the CPP. The Treasury’s investment in an individual QFI may not exceed the lesser of 3% of the QFI’s risk-weighted assets or $25 billion and may not be less than 1% of risk-weighted assets. QFIs have until November 14, 2008, to elect to participate in the CPP. The CPP also requires the issuance of warrants exercisable for a number of shares of common stock with an aggregate value equal to 15% of the amount of the preferred stock investment.
As a condition to selling troubled assets to the TARP and/or participating in the CPP, the QFI must agree to the Treasury’s standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated officers of the QFI. In general, these standards require the QFI to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risk taking; (2) recoup any bonus or incentive compensation paid to a senior executive based on financial statements that later prove to be erroneous; (3) prohibit the QFI from making “golden parachute” payments in connection with certain terminations of employment; and (4) not deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive. Participation in the CPP also results in certain restrictions on the QFI’s dividend and stock repurchase activities. These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the QFI.
As noted in “Note 9—Shareholders’ Equity” of the Company’s Unaudited Consolidated Financial Statements, above, the Bank exceeds the minimum regulatory capital standards by substantial margins. Furthermore, management does not currently believe that the Company has a significant exposure to troubled assets that would warrant sale of such assets under the TARP. However, management continues to evaluate these new programs to determine if participation in them would provide a material benefit to the Company.
FDIC Temporary Liquidity Guarantee Program On October 23, 2008, the FDIC issued an interim rule governing a Temporary Liquidity Guarantee Program (“TLGP”). The TLGP is intended to preserve confidence and encourage liquidity in the banking system in order to ease lending to creditworthy businesses and consumers. The TLGP is a voluntary and time-limited program that will be funded through special fees charged to participating financial institutions. The program consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program or “DGP”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program or “TAGP”). The Company is eligible to participate in either or both components of the TLGP to the degree specified in the interim rule. As more fully detailed in the interim rule, the DGP specifies that the FDIC will temporarily guarantee (through June 30, 2012) all senior unsecured debt up to prescribed limits issued by participating financial institutions from October 14, 2008, through June 30, 2009. Under the TAGP, the FDIC will provide an unlimited guarantee for noninterest-bearing transaction accounts in excess of the existing deposit insurance limit of $250,000 per account. This coverage is effective on October 14, 2008, and will continue through December 31, 2009.
The TLGP became effective on October 14, 2008. For the first 30 days of the program, the guarantees provided by the program have been offered at no cost to the Company. Unless the Company opts out of either or both of the TLGP programs described in the previous paragraph on or before November 12, 2008, the Company will be assessed fees for its participation in either or both of the programs. Beginning on November 13, 2008, FDIC-insured institutions such as the Bank that have not opted out of the TAGP will be assessed on a quarterly basis an annualized amount equal to 10 basis point on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. Although management has not made a final decision relative to the Bank’s continued participation in the TAGP, management does not believe any assessments under the TAGP would be material to the Bank’s future operating results.
Beginning on November 13, 2008, any financial institution such as the Company that have not chosen to opt out of the DGP will be assessed an annualized fee equal to 75 basis points multiplied by the amount of debt covered by the program and the remaining term (in years) to maturity or June 30, 2012, whichever is earlier. Neither the Company nor the Bank has issued senior unsecured debt in the past. Management has not made a final decision relative to the Company’s continued participation in the DGP.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.
The following table presents, as of September 30, 2008, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds). Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Deposits with no stated maturity	$810,114	$—	$—	$—	$810,114
Certificates of deposits	925,369	343,210	102,654	—	1,371,233
Borrowed funds	—	—	100,282	810,429	910,711
Operating leases	970	1,186	783	968	3,907
Purchase obligations	2,160	1,260	—	—	3,420
Non-qualified retirement plans and deferred compensation plans	567	1,998	1,953	9,377	13,895
The Company’s operating lease obligations represent short- and long-term lease and rental payments for facilities, certain software and data processing equipment, and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology.
The Company also has obligations under its deferred retirement plan for executives and directors as described in “Note 11—Employee Benefit Plans” to the Unaudited Consolidated Financial Statements, above.
The following table details the amounts and expected maturities of significant commitments as of September 30, 2008.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(In thousands)
Commitments to extend credit:
Commercial	$8,837	$—	$—	$—	$8,837
Residential real estate	21,331	—	—	—	21,331
Revolving home equity and credit card lines	149,913	—	—	—	149,913
Standby letters of credit	50	—	—	60	110
Commercial lines of credit	19,760	—	—	—	19,760
Undisbursed commercial loans	1,680	—	—	—	1,680
Net commitments to sell mortgage loans	7,100	—	—	—	7,100
Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.
Outlook
This report contains forward-looking statements, including those in the following paragraphs. Please refer to “Cautionary Statements Regarding Forward-Looking Information,” above. The Company’s management has identified a number of factors which may affect the Company’s financial condition and results of operations during the balance of 2008 and into 2009. They are as follows:
•	The recent global economic crisis, and the softness and declines in the real estate market, appear likely to continue. If that is the case, there are a number of effects that the Company, like other financial institutions, would likely experience.
•	Loan originations could continue to fluctuate from period to period, along with related interest and fee income.

•	A continuing slowdown or decrease in the value of real estate may occur. Reduced property prices and a soft real estate market could negatively affect the volume of home sales, which, in turn, could affect mortgage and home equity loan originations and prepayments.

•	A continuation of soft or declining real estate values could also affect the value of the collateral securing the Company’s mortgage loans. A decrease in value could, in turn, lead to increased losses on loans in the event of foreclosures, which would affect the provisions for loan losses and profitability.

•	A general slowdown in the economy or a recession may affect borrowers’ ability to repay their loan obligations, which could lead to increased loan losses and loan loss provisions and/or less revenue.

•	If customer demand for real estate loans decreases, the Company’s profits may decrease because alternative investments, primarily mortgage-related securities, generally earn less income than real estate loans.

•	The current unsettled markets may also affect the liquidity and/or value of real estate-related investments.
•	The well-publicized liquidity crisis in the world credit markets may continue. If this occurs, there are a number of effects that the Company, like other financial institutions, would likely experience.
•	The fair value of the Company’s securities available-for-sale may continue to fluctuate with corresponding impacts on other comprehensive income and/or net income.

•	In the event the Company wishes to sell financial assets, its ability to sell such assets and the prices it could receive for such assets, could adversely affect its liquidity, financial position, and earnings.

•	The rates the Company receives on short-term or variable rate investments and the rates it pays on short-term or variable rate borrowings may fluctuate dramatically.

•	Acceptable investment opportunities may be limited given the Company’s desire to actively manage its exposure to credit and/or counter-party risks.

•	The current credit market crisis has led to the adoption of significant legislation and regulatory actions, including tax increases and deposit insurance assessments, which are expected to affect financial institutions and holding companies such as the Bank and the Company in a far reaching manner, including in ways which cannot yet be fully determined. Additional legislation may be forthcoming. Changes resulting from this legislation, regulatory actions, and/or other reactions to the crisis could have an adverse impact on the financial condition and/or results of operations of the Company.

•	The crisis has contributed to recent failures of financial institutions insured by the FDIC, as well as a general increase in expectations for future failures. As a result, the FDIC has proposed an increase in deposit insurance premiums for all FDIC-insured financial institutions in 2009, including the Company. Refer to “Results of Operations—Noninterest Expense,” above, for additional discussion.
•	The Company will continue to further emphasize commercial real estate and commercial business loans, both of which can present a higher risk than residential mortgages. Adding personnel to continue this emphasis will increase operating costs. However, market conditions, lack of suitable borrowers, and other factors may continue to affect the Company’s ability to increase its loan portfolio with these types of loans. Furthermore a weak economy could increase the risk that borrowers will not be able to repay these loans.

•	Like many Wisconsin financial institutions, the Bank has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state investment subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the Bank’s earnings. Although the Bank believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, the Bank’s position may not prevail in court or other actions may occur which give rise to liabilities. The Bank may also incur further costs in the future to address and defend these issues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Gap Analysis Repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a financial institution’s interest rate sensitivity “gap.” An asset or liability is said to be “interest rate sensitive” within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity “gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.
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
At September 30, 2008, based on the assumptions below, the Company’s interest-earning assets maturing or repricing within one year exceeded its interest-bearing liabilities maturing or repricing within the same period by $221.8 million. This represents a positive cumulative one-year interest rate sensitivity gap of 6.2%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 116.1%.
The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008, which management anticipates will reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
i)	Investment securities — based upon contractual maturities and if applicable, call dates.

ii)	Mortgage-related securities — based upon an independent outside source for determining estimated cash flows using expected prepayment speeds.

iii)	Loans receivable — based upon contractual maturities, repricing dates (if applicable), scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments; the analysis does not include non-accrual loans.

iv)	Deposits — based upon contractual maturities and historical decay rates.

v)	Borrowings — based upon final maturity. However, $856.0 million of borrowings due over five years contain a redemption option which has not been reflected in the analysis (refer to “Financial Condition—Borrowings” in Item 2, above).

	At September 30, 2008
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$59,639	$128,564	$230,179	$96,018	$108,875	$623,275
Adjustable	127,678	327,478	298,994	67,913	319	822,382
Consumer loans	88,691	94,565	105,620	33,052	19,547	341,475
Commercial business loans	37,698	16,682	1,237	19	—	55,636
Interest-earning deposits	169,028	—	—	—	—	169,028
Investment securities	85,598	181,280	91,752	—	—	358,630
Mortgage-related securities:
Fixed	40,336	100,407	267,965	118,443	289,812	816,963
Adjustable	94,847	—	—	—	—	94,847
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	749,607	848,976	995,747	315,445	418,553	3,328,328

Noninterest-bearing and interest-bearing liabilities:
Noninterest-bearing demand accounts	1,907	5,476	12,954	10,865	56,546	87,748

Interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	3,571	10,253	24,255	20,344	105,803	164,226
Savings accounts	4,620	13,176	30,620	25,045	117,134	190,595
Money market accounts	367,272	—	—	—	—	367,272
Time deposits	235,978	704,220	326,320	102,487	—	1,369,005
Advance payments by borrowers for taxes and insurance	29,314	—	—	—	—	29,314
Borrowings	251	769	2,203	102,644	804,844	910,711

Total interest-bearing and noninterest-bearing liabilities	642,913	733,894	396,352	261,385	1,084,327	3,118,871

Interest rate sensitivity gap	$106,694	$115,082	$599,395	$54,060	$(665,774)	$209,457

Cumulative interest rate sensitivity gap	$106,694	$221,776	$821,171	$875,231	$209,457

Cumulative interest rate sensitivity gap as a percentage of total assets	3.00%	6.24%	23.10%	24.62%	5.89%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	116.60%	116.11%	146.31%	143.02%	106.72%

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
Present Value of Equity In addition to the gap analysis table, management also uses simulation models to monitor interest rate risk. The models report the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. The present value of equity is the difference between the present value of expected cash flows of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment, the fair market value of a fixed rate asset will decline whereas the fair market value of an adjustable rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.
The following table presents the estimated present value of equity over a range of interest rate change scenarios at September 30, 2008. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
	Present Value of Equity			Present Value of Assets
Change in	Dollar	Dollar	Percent	Present Value	Percent
Interest Rates	Amount	Change	Change	Ratio	Change
(Basis Points)	(Dollars in thousands)			(Dollars in thousands)
+300	$285,972	$(210,477)	(42.4)%	8.49%	(37.5)%
+200	379,941	(116,508)	(23.5)	10.92	(19.6)
+100	459,174	(37,276)	(7.5)	12.84	(5.5)
0	496,449	0	0.0	13.58	0.0
-100	445,018	(51,431)	(10.4)	12.01	(11.6)
-200	370,089	(126,361)	(25.5)	9.91	(27.1)
-300	262,251	(234,199)	(47.2)	7.02	(48.3)
As in the case of the gap analysis table, the methods management used in the previous table have some shortcomings. This type of modeling requires that management make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, management makes assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. Management also assumes that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The table assumes that the Company will take no action in response to the changes in interest rates, when in practice rate changes on certain products, such as savings deposits, may lag behind market changes. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the present value of equity model may provide an estimate of the Company’s interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on the Company’s present value of equity.
Item 4. Controls and Procedures
Disclosure Controls and Procedures The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Internal Control Over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
See “Risk Factors” in Item 1A of the Company’s 2007 Annual Report on Form 10-K. See also “Outlook” in Part I, Item 2 hereof. In addition to these factors, the following risk factors should be considered when evaluating the Company’s results of operations, financial condition, and outlook, or investing in its common stock.
The global credit market crisis may significantly affect our liquidity, financial condition, and earnings.
Global financial markets recently have been, and continue to be, extremely unstable and unpredictable, and economic conditions have been weak. Continued, and potentially increased, volatility, instability and weakness could affect our ability to sell investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could adversely affect our earnings and financial condition.
In addition, the instability of the markets and weakness of the economy could affect the strength of our customers or counterparties, their willingness to do business with us, and/or their ability to fulfill their obligations to us, which could further affect our earnings. Current conditions, including increasing unemployment, declining corporate results, the continued softening of real estate markets and the decline of home sales and property values, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing the Company’s mortgage loans, and borrowers’ ability to repay loan obligations, all of which could adversely impact our earnings and financial condition. Conditions could also negatively affect our ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause us to use deposits or other funding sources for such projects.
Recent legislation in response to market and economic conditions may significantly affect our operations, financial condition, and earnings.
The instability and volatility in the credit markets has led to the adoption of significant legislation and regulatory actions which will significantly affect financial institutions and holding companies, including us. Under the Emergency Economic Stabilization Act of 2008, the U.S. Department of the Treasury has, among other things, established the Troubled Assets Relief Program (“TARP”), under which it may purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As part of TARP, the Treasury created a voluntary Capital Purchase Program, under which it will purchase up to $250 billion of senior preferred shares of certain qualified financial institutions in an attempt to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In addition, the FDIC announced the creation of the Temporary Liquidity Guarantee Program which is aimed to strengthen confidence and encourage liquidity in the U.S. financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. We can provide no assurances, however, that these actions will have the beneficial effects that are intended.
These new laws, regulations, and changes will increase our FDIC insurance fund premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. At this time, we cannot fully determine the extent of these effects, or any other effects, on us caused by these and future laws and regulations. However, they may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs and profitability.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the third quarter of 2008.
Item 6. Exhibits
     (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)
Date: November 4, 2008
/s/ Michael T. Crowley, Jr. Michael T. Crowley, Jr.
Chairman, President, and Chief Executive Officer
Date: November 4, 2008
/s/ Michael W. Dosland Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended September 30, 2008

Exhibit No.	Description	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President and Chief Executive Officer of Bank Mutual Corporation	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation	X