Form 10-K
period 2008-12-31
BANK MUTUAL CORP
filed 2009-03-05
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number: 000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4949 West Brown Deer Road, Milwaukee, Wisconsin	53223

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 354-1500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC

(Title of each class)	(Name of each exchange on which registered)
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
Yes ☐                     No ☑
As of February 27, 2009, 47,188,528 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $10.04 last sale price on The NASDAQ Global Select Market on June 30, 2008, the last trading of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers and unallocated shares of the Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $436.9 million.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated

Current Report on Form 8-K dated March 7, 2008	Part II

Proxy Statement for Annual Meeting of
Shareholders on May 4, 2009	Part III

BANK MUTUAL CORPORATION
FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2008

Part I
Item 1. Business
General
Bank Mutual Corporation (the “Company”) is a Wisconsin corporation headquartered in Milwaukee, Wisconsin. The Company was formed in 2000 as a mutual holding company, but converted to full public ownership in 2003. The Company owns 100% of the common stock of Bank Mutual (the “Bank”) and currently engages in no substantial activities other than its ownership of such stock. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The Company is regulated as a savings and loan holding company by the Office of Thrift Supervision (“OTS”). The Company’s common stock trades on The NASDAQ Global Select Market under the symbol BKMU.
The Bank was founded in 1892 and is a federally-chartered savings bank headquartered in Milwaukee, Wisconsin. It is regulated by the OTS and its deposits are insured within limits established by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s primary business is community banking, which includes attracting deposits from and making loans to the general public and private businesses, as well as governmental and non-profit entities. In addition to deposits, the Bank obtains funds through borrowings from the Federal Home Loan Bank (“FHLB”) of Chicago. These funding sources are principally used to originate loans, including one- to four-family residential loans, multi-family residential loans, commercial real estate loans, commercial business loans and lines of credit, and consumer loans and lines of credit. From time-to-time the Bank also purchases and/or participates in loans from third-party financial institutions and is an active seller of residential loans in the secondary market. It also invests in mortgage-related and other investment securities.
The Company’s principal executive office is located at 4949 Brown Deer Road, Milwaukee, Wisconsin, 53223, and its telephone number at that location is (414) 354-1500. The Company’s website is www.bankmutualcorp.com. The Company will make available through that website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the Company files those reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Also available on the Company’s website are various documents relating to the corporate governance of the Company, including its Code of Ethics and its Code of Conduct.
Cautionary Statement
This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, are intended to identify forward-looking statements, and any discussions of periods after the date for which this report is filed, are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including the significant instability in credit, lending, and financial markets; softness and declines in the real estate market, which can affect both collateral values and loan activity; negative developments affecting particular borrowers, which could adversely impact loan repayments; negative developments affecting particular investment securities and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; legislative and regulatory initiatives, including action taken, or that may be taken, in response to the current financial market crisis and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; increased competition and/or disintermediation within the financial services industry; the effects of further regulation and consolidation within the financial services industry; changes in tax rates, deductions and/or policies; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; demand for other financial services; changes in accounting policies or guidelines; and acts of terrorism and developments in the war on terrorism. Refer to Item 1A, “Risk Factors,” below, as well as the factors discussed in

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion.
Market Area
At February 27, 2009, the Company had 78 banking offices in Wisconsin and one in Minnesota. At June 30, 2008, the Company had a 1.87% market share of all deposits held by FDIC-insured institutions in Wisconsin. The Company is the fifth largest financial institution headquartered in Wisconsin, based on deposit market share. The 31 Wisconsin counties in which the Company operates include approximately 75% of the population of the state.
The largest concentration of the Company’s offices is in the Milwaukee Metropolitan Statistical Area (“MSA”), the Racine MSA, and the Kenosha and Lake County, Illinois MSA. There are currently 26 offices in these MSAs. These MSAs contain the largest population and commercial base in Wisconsin, representing approximately 34% of Wisconsin’s population. The Milwaukee area has traditionally had an extensive manufacturing base, which is diversifying into service and technology based businesses.
The Company has four offices in the Madison MSA. Madison is the state capital of Wisconsin and is the second largest metropolitan area in Wisconsin representing approximately 8% of the state’s population. The Company’s eight other south central and southeastern Wisconsin offices are located in smaller cities that have industry concentrations consisting principally of manufacturing and agriculture.
The Company operates 21 banking offices in nine northeastern counties of Wisconsin that make up approximately 15% of the state’s population including the Green Bay MSA. The greater Green Bay area has an economic base of paper and other manufacturing, health care, insurance, and gaming, and is diversifying into technology based businesses. Two of the offices in this region are near the Michigan border; therefore, the Company also draws customers from northern Michigan.
The Company has 19 offices in the northwestern part of Wisconsin. This part of the state has medium-sized to smaller cities and towns. Industry includes medium-sized and small businesses, with a significant agricultural component. The counties in which the northwest region offices are located contain approximately 8% of Wisconsin’s population. Finally, the Company has one office in Woodbury, Minnesota, which is located near the Wisconsin state border on the eastern edge of the Minneapolis-St. Paul metropolitan area.
Competition
The Company faces significant competition in making loans and attracting deposits. Wisconsin has many banks, savings banks, and savings and loan associations, which offer the same types of banking products as the Company. Wisconsin also has an extensive tax-exempt credit union industry, whose expanded powers have resulted in increased competition within the financial services industry.
Many of the Company’s competitors have greater resources and/or offer services that the Company currently does not provide. For example, the Company does not offer trust services. However, the Company does offer mutual fund investments, tax deferred annuities, credit life and disability insurance, property and casualty insurance, brokerage services, and investment advisory services through a subsidiary, BancMutual Financial & Insurance Services, Inc. In addition, the banking business in the Milwaukee area, the Company’s largest market, tends to be dominated by the two largest commercial banks in the state, which together had approximately 52% of all deposits held by FDIC-insured institutions in the Milwaukee area at June 30, 2008.
Most of the Company’s competition for loans traditionally has come from commercial banks, savings banks, savings and loan associations, and credit unions. Increasingly, other types of companies, such as mortgage brokerage firms, finance companies, insurance companies, and other providers of financial services also compete for these products. For deposits, the Company competes with traditional financial institutions, mutual funds (particularly short-term money market funds), brokerage firms, and insurance companies. The recent increase in electronic commerce also increases competition from institutions and other entities outside of Wisconsin.

Lending Activities
Loan Portfolio Composition The Company’s loan portfolio consists primarily of mortgage loans, which includes permanent loans secured by one- to four-family residences, multi-family properties, and commercial real estate properties, as well as construction loans secured by the same types of properties. To a lesser degree, the loan portfolio includes consumer loans consisting principally of home equity lines of credit, fixed and adjustable rate home equity loans, student loans, and automobile loans. Finally, the Company’s loan portfolio also contains commercial business loans. At December 31, 2008, the Company’s total loans receivable was $1.8 billion or 52.4% of total assets.
The nature, type, and terms of loans originated or purchased by the Company are subject to federal and state laws and regulations. The interest rates the Company receives on its loans are affected principally by the demand for loans, the cost and supply of money available for lending purposes, and the interest rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, fiscal and monetary policies of the federal government, and legislative tax policies.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Mortgage loans:
Permanent mortgage loans:
One- to four-family	$881,288	46.51%	$1,059,307	51.12%	$1,123,905	53.03%	$1,048,881	50.94%	$903,498	46.34%
Multi-family	190,497	10.06	206,640	9.97	157,768	7.44	155,908	7.57	161,641	8.29
Commercial real estate	275,802	14.56	202,528	9.77	167,089	7.88	175,090	8.50	195,708	10.04

Total permanent mortgages	1,347,587	71.13	1,468,475	70.86	1,448,762	68.35	1,379,879	67.01	1,260,847	64.67

Construction and development:
One- to four-family	17,349	0.92	35,040	1.69	53,861	2.54	71,247	3.46	47,130	2.42
Multi-family	71,208	3.76	58,712	2.83	90,955	4.29	30,240	1.47	48,163	2.47
Commercial real estate	70,612	3.73	76,649	3.70	42,507	2.01	53,718	2.61	46,101	2.36

Total construction and development loans	159,169	8.41	170,401	8.22	187,323	8.84	155,205	7.54	141,394	7.25

Total mortgage loans	1,506,756	79.54	1,638,876	79.08	1,636,085	77.19	1,535,084	74.55	1,402,241	71.92

Consumer loans:
Fixed-term equity	173,104	9.14	199,161	9.62	227,811	10.75	246,460	11.97	266,635	13.67
Home equity lines of credit	86,962	4.59	90,631	4.37	91,730	4.33	88,266	4.29	88,444	4.54
Student	21,469	1.13	21,845	1.05	20,404	0.96	19,821	0.96	20,519	1.05
Home improvement	36,023	1.90	33,604	1.62	33,287	1.57	30,067	1.46	24,293	1.25
Automobile	11,775	0.62	24,878	1.20	46,752	2.21	69,237	3.36	61,469	3.15
Other	8,740	0.46	9,439	0.46	11,262	0.53	12,944	0.63	15,911	0.82

Total consumer loans	338,073	17.84	379,558	18.32	431,246	20.35	466,795	22.67	477,271	24.48

Commercial business loans	49,623	2.62	53,784	2.60	52,056	2.46	57,247	2.78	70,170	3.60

Gross loans receivable	1,894,452	100.00%	2,072,218	100.00%	2,119,387	100.00%	2,059,126	100.00%	1,949,682	100.00%

Undisbursed loan proceeds	(54,187)		(68,457)		(85,897)		(60,014)		(60,653)
Allowance for loan losses	(12,208)		(11,774)		(12,574)		(12,090)		(13,923)
Deferred costs and discounts, net	996		2,569		3,409		3,470		779

Total loans receivable, net	$1,829,053		$1,994,556		$2,024,325		$1,990,492		$1,875,885

At December 31, 2008, substantially all of the Company’s one- to four-family mortgage loans and selected multi-family mortgage loans were pledged as collateral under a blanket pledge to the FHLB of Chicago. As of December 31, 2008, there were no other significant concentrations of loans such as loans to a number of borrowers engaged in similar activities. The Company’s mortgage loans, fixed-term equity loans, home equity lines of credit, and home improvement loans are primarily secured by properties located in its local lending areas.
Selected Loan Maturities The following table presents the contractual maturity of the Company’s construction and development loans and its commercial business loans at December 31, 2008. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2008
		Construction and
	Commercial	Development
	Business Loans	Loans	Total
	(Dollars in thousands)
Amounts due:
Within one year or less	$15,276	$24,593	$39,869

After one year through five years	29,420	72,282	101,702
After five years	4,927	62,294	67,221

Total due after one year	34,347	134,576	168,923

Total commercial and construction loans	$49,623	$159,169	$208,792

The following table presents, as of December 31, 2008, the dollar amount of the Company’s construction and development loans and its commercial loans due after one year and whether these loans have fixed interest rates or adjustable interest rates.

	Due After One Year
		Adjustable
	Fixed Rate	Rate	Total
	(Dollars in thousands)
Commercial business loans	$26,085	$8,262	$34,347
Construction and development loans	78,579	55,997	134,576

Total loans due after one year	$104,664	$64,259	$168,923

Loan Activity The following table presents a summary of the Company’s lending activity for the periods indicated.

	For the year ended December 31
	2008	2007	2006
	(Dollars in thousands)
Balance outstanding at beginning of period	$2,080,170	$2,123,184	$2,061,438
Originations:
Mortgage loans	407,576	396,227	347,296
Consumer loans	108,584	119,319	158,690
Commercial business loans	34,467	45,862	42,888

Total originations	550,627	561,408	548,874

Purchases of one- to four-family mortgage loans	26,138	76,619	157,399

Less principal payments and repayments:
Mortgage loans	422,209	359,323	311,267
Consumer loans	150,069	171,007	194,239
Commercial business loans	38,628	44,134	48,079

Total principal payments and repayments	610,906	574,464	553,585

Less transfers to foreclosed properties, real estate owned, and repossessed assets	3,719	3,724	1,429
Less sales of one- to four-family mortgage loans	128,828	102,853	89,513

Total loans receivable and loans held-for-sale	$1,913,482	$2,080,170	$2,123,184

Residential Mortgage Lending The Company originates and purchases first mortgage loans secured by one- to four-family properties located in its primary market areas. Most of these loans are owner-occupied; however, the Company also originates first mortgage loans secured by second homes, seasonal homes, and investment properties. The Company reviews most of the loans it purchases from third-party originators for compliance with its internal underwriting standards. In certain instances the Company has delegated loan approval authority to the third-party originators provided such originators utilize the Federal National Mortgage Association (“Fannie Mae”) Desktop Underwriting system. In such cases, the Company reviews 20% of the mortgage loans purchased from these third-party originators for compliance with the Company’s underwriting standards.
The Company originates primarily conventional fixed rate mortgage loans and adjustable rate mortgage (“ARM”) loans with maturity dates up to 30 years. Such loans generally are underwritten to Fannie Mae standards. In general, ARM loans are retained by the Company in its loan portfolio. Fixed rate mortgage loans are generally sold in the secondary market without recourse, although the Company typically retains the servicing rights to such loans. From time-to-time, the Company may elect to retain in its loan portfolio conventional fixed rate loans with maturities of up to 15 years, as well as certain loans with maturities up to 30 years. As a result of market competition in recent years, the Company has generally not charged loan origination fees. The interest rates charged on mortgage loan originations at any given date will vary, depending upon conditions in the local and secondary markets.
The Company also originates “jumbo single family mortgage loans” in excess of the Fannie Mae maximum loan amount, which was $417,000 for one- to four-family homes in 2008. Fannie Mae has higher limits for two-, three- and four-family homes. Beginning in 2006, the Company began to retain certain fixed rate jumbo mortgage loans in its portfolio. ARM jumbo mortgage loans are underwritten in accordance with the Company’s underwriting guidelines and are retained in its loan portfolio.
The Company also originates loans under programs administered by the State Veteran’s Administration (“State VA”), the Wisconsin Housing and Economic Development Authority (“WHEDA”), the U.S. Department of Agriculture (“USDA”) Guaranteed Rural Housing Program, and beginning in 2008, the Federal Housing Administration (“FHA”). Loans originated under State VA, WHEDA, and USDA programs are not held by the Company in its loan portfolio, although the Company retains the servicing rights for such loans. In the case of FHA loans, the Company receives a fee for its origination services, but does not retain the loan or the servicing rights for such loans. The Company also originates fixed rate mortgage loans under special programs for low- to moderate-income households and first-time home buyers. These programs are offered for Community Reinvestment Act (“CRA”) purposes and are retained by the Company in its loan portfolio. Among the features of these programs are lower down payments, no mortgage insurance, and generally less restrictive requirements for qualification compared to the Company’s conventional one- to four-family mortgage loans. For instance, certain of these programs currently provide for loans with up to 97% loan-to-value ratios without private mortgage insurance. These loans generally have maturities up to 30 years.
The average size of one- to four-family mortgage loans originated by the Company in 2008 was $151,574, and in 2007 and 2006 was $155,436 and $147,232, respectively.
ARM loans pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers increase, which increases the potential for payment default. At the same time, the marketability and/or value of the underlying property may be adversely affected by higher interest rates. ARM loans originated by the Company are typically adjusted by a maximum of 200 basis points per adjustment period. The adjustments are usually annual, after the initial interest rate lock period. The Company originates ARM loans with lifetime caps set at 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. The Company does not offer ARM loans with negative amortization. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and the Company’s yield requirements. The Company currently utilizes the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant maturity treasury index”) as the index to determine the interest rate payable upon the adjustment date of ARM loans. Some of the ARM loans are granted with conversion options that provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term (normally in the first five years) of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing the Company to sell the loan into the secondary market upon conversion. In addition, some ARM loans are granted on an interest-only basis whereby the borrower pays interest-only during the initial one, two, three, or five year interest rate lock period. Upon the first interest rate adjustment, principal amortization begins for the remaining term of the loan. At December 31, 2008, 14.8% of the Company’s one- to four-family mortgage loan portfolio consisted of interest-only mortgage loans.
The volume and types of ARM loans the Company originates have been affected by the level of market interest rates, competition, consumer preferences, and the availability of funds. Although the Company will continue to offer ARM loans, it cannot guarantee that it will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to the Company’s total loans. ARM loans are susceptible to early prepayment during periods of lower interest rates as borrowers refinance into fixed rate loans.
Residential mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups, other referral sources, and residents of the local communities located in the Company’s primary market areas through its loan origination staff. The Company also advertises its residential mortgage loan products through local media, internal customer communications, and its website. Most residential mortgage loans are processed under the Fannie Mae alternative documentation programs. For reduced documentation loans, the Company requires applicants to complete a Fannie Mae loan application and requests income, asset and debt information from the borrower. In addition to obtaining outside vendor credit reports on all borrowers, the Company also looks at other information to ascertain the creditworthiness of the borrower. In most instances, the Company utilizes Fannie Mae’s Desktop Underwriter automated underwriting process to further reduce the necessary documentation. For example, a telephone verification of employment may be used instead of written verification of employment. Loans that are processed with reduced documentation conform to secondary market standards and generally may be sold on the secondary market. Alternative documentation should not be confused with no documentation loans (“no doc loans”). No doc loans, as the name implies, do not require verification of employment, instead stated income is used. The Company does not offer no doc loans, nor does it originate or purchase subprime loans.
Normally, an appraisal of the real estate to secure a mortgage loan is required, which must be performed by a certified appraiser approved by the board of directors. The Company may also utilize a streamlined process in certain circumstances on existing mortgage loans that refinance with the Company. In such instances, the Company may rely on the original appraisal and in essence the only items that are modified are the rate and term. A title insurance policy is required for all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest (except for the interest-only ARM mortgage loans) as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers are also generally required to escrow in advance for real estate taxes. If borrowers with loans having a lower loan-to-value ratio want to handle their taxes and insurance themselves, an escrow waiver fee is charged. The Company makes disbursements for these items from the escrow account as the obligations become due. With respect to escrowed real estate taxes, the Company generally makes this disbursement directly to the borrower.
The Company’s staff underwriters review all pertinent information prior to making a credit decision to approve or deny an application. All recommendations to deny are reviewed by a designated senior officer of the Company, in addition to staff underwriters, prior to the final disposition of the loan application. The Company’s lending policies generally limit the maximum loan-to-value ratio on one- to four-family mortgage loans secured by owner-occupied properties to 100% of the lesser of the appraised value or purchase price of the property. Loans above 80% loan-to-value ratios are subject to private mortgage insurance. Coverage is required to reduce the Company’s exposure to less than 80% of value except for certain low to moderate income loan program loans.
In addition to servicing the loans in its own portfolio, the Company continues to service most of the loans that it sells to Fannie Mae and other third-party investors (commonly referred to as “loans serviced for others”). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due (or in the case of escrowed real estate taxes, making payments directly to the borrowers). When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2008, loans serviced for others amounted to $728.4 million compared to $707.5 million at the end of the previous year. These loans are not reflected in the Company’s Consolidated Statements of Financial Condition.
When the Company services loans for others, it is compensated for these services through the retention of a servicing fee from borrowers’ monthly payments. The Company pays the third-party investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference, typically

25 basis points or more, is retained by the Company and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized mortgage servicing rights (“MSRs”). The Company also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds.
Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Company’s mortgage banking operations. For example, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will be offset to a certain extent by opposite changes in the amortization of the MSRs. These fluctuations are usually the result of actual loan prepayment activity and/or changes in management expectations for future prepayment activity, which impacts the amount of MSRs amortized in a given period. However, fluctuations in the recorded value of MSRs may also be caused by valuation adjustments required to be recognized under generally accepted accounting principles (“GAAP”). That is, the value of servicing rights may fluctuate because of changes in the future prepayment assumptions or discount rates used to periodically value the MSRs. Although management believes that most of the Company’s loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires impairment losses resulting from a change in future prepayment assumptions to be recorded in the period in which the change occurs. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded under GAAP until the customer actually prepays the old loan and the new loan is sold in the secondary market. Mortgage servicing rights are particularly susceptible to impairment losses during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. Alternatively, in periods of increasing interest rates, during which prepayment activity typically declines, the Company could potentially recapture through earnings all or a portion of a previously established valuation allowance for impairment. As of December 31, 2008, the net carrying value of the Company’s MSRs was $3.7 million compared to $4.7 million at December 31, 2007. For additional discussion, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Notes 1 and 4 of the Company’s Consolidated Financial Statements.
Consumer Loans In recent periods, the Company has emphasized consumer loan originations because they generally offer higher yields and because the Company has experienced relatively low delinquency and few losses on such products. In addition, the Company believes that offering consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Consumer loan products offered within the Company’s market areas include fixed term home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, marine loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans, and to a lesser extent, unsecured consumer loans through credit card programs that are administered by third parties. In 2008 the Company ceased offering student loans through programs guaranteed by the federal government due to a lack of profitability. Student loans that continue to be held by the Company are administered by a third party.
The Company’s primary focus in consumer lending has been the origination of home equity loans, home improvement loans, and home equity lines of credit. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit score, verification of the value of the equity in the home, and verification of the borrower’s income. The loan-to-value ratio and the total debt-to-income ratio are two of the most important determining factors in the underwriting process. Home equity loan and home improvement loan originations are developed through the use of direct mail, cross-sales to existing customers, advertisements in local media, and the Bank’s website.
The Company originates both fixed rate and variable rate home equity loans and home improvement loans with combined loan-to-value ratios up to 89.9%. Pricing on fixed rate home equity and home improvement loans is periodically reviewed by management. Generally, loan terms are in the three to fifteen year range in order to minimize interest rate risk. During 2008, the Company originated $50.6 million of fixed rate home equity or home improvement loans; these loans carry a weighted average written term of approximately 11.2 years and a fixed rate ranging from 4.99% to 13.99%. During 2007, the Company originated approximately $47.6 million of fixed rate home equity or home improvement loans, carrying a weighted average written term of approximately 10.2 years and a fixed rate ranging from 5.49% to 11.95%. The Company also offers adjustable rate home equity and home improvement loans. At December 31, 2008, $23.1 million or 11.1% of the Company’s fixed term home equity and home improvement loan portfolio carried an adjustable rate. The adjustable rate loans have an initial fixed rate for one to three years then adjust annually or monthly depending upon the offering, with terms of up to 20 years.
Total disbursed home equity credit line loans were $87.0 million, or 25.7% of total consumer loans at December 31, 2008. These are adjustable rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences and second homes located primarily in the state of Wisconsin. Current interest rates on home equity credit lines are tied to the prime rate, adjust monthly after an initial interest rate lock period, and range from prime rate minus 26 basis points to prime rate plus 275 basis points, depending on the loan-to-value ratio. These loans generally have a floor of 4.99%. Home equity line of credit loans are made for terms up to 10 years and require a minimum monthly payment of interest only with a minimum payment of $50. An annual fee is charged on home equity lines of credit.
Prior to May 2006, the Company made indirect automobile, boat, and recreational vehicle loans through applications taken by selected automobile dealerships on application forms approved by the Company. The Company discontinued such indirect loan originations as a result of the reduced profitability of these loans.
Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower’s continuing financial stability, more likely to be affected by adverse personal circumstances, and often secured by rapidly depreciating personal property such as automobiles. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. However, such risks are mitigated to some extent in the case of home equity loans and lines of credit. These types of loans are secured by a first or second mortgage on the borrower’s residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 89.9% of the property’s value at the time of the loan.
The Company believes that the higher yields earned on consumer loans compensate for the increased risk associated with such loans and that consumer loans are important to the Company’s efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio. Furthermore, the Company’s net charge-offs on consumer loans as a percentage of gross loans have not been significant in recent years, despite the risks inherent in consumer lending.
In conjunction with its consumer lending activities, the Company offers customers credit life and disability insurance products underwritten and administered by an independent insurance provider. The Company receives commission revenue related to the sales of these products, although such amounts are not a material source of revenue for the Company.
Multi-family and Commercial Real Estate Loans The Company’s multi-family and commercial real estate loan portfolios consist of fixed rate and adjustable rate loans originated at prevailing market rates usually tied to various treasury indices. This portfolio generally consists of loans secured by apartment buildings, office buildings, warehouses, industrial buildings, and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Loans originated with balloon maturities are generally amortized on a 25 to 30 year basis with a typical balloon term of 3 to 5 years.
Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property or from the business in an owner-occupied property, must be sufficient to cover the payments relating to the outstanding debt. In most cases, the Company obtains joint and several personal guarantees from the principals involved. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the property will be used to repay the debt. Appraisals on properties securing multi-family and larger commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $1.0 million, as well as all loans secured by certain properties that the Company considers to be “environmentally sensitive.” In addition, an annual review is performed on non-owner-occupied multi-family and commercial real estate loans over $1.0 million.
At December 31, 2008, the largest outstanding loan on a multi-family property was $10.1 million on an apartment/retail project located in Madison, Wisconsin. At the same date, the largest commercial real estate loan outstanding was a $22.0 million short-term bridge loan secured by four medical office buildings located in the Milwaukee area. The second largest commercial real estate loan outstanding was a $16.7 million permanent mortgage loan on a medical office complex located in the Milwaukee area. At December 31, 2008, these loans were current and performing in accordance with their terms. These loans are substantially below the Bank’s legal lending limit to a single borrower, which was approximately $56.8 million at December 31, 2008. However, the

Bank has an internal lending limit that is adjusted from time-to-time and which is substantially lower than its legal lending limit.
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
Construction and Development Loans The Company’s construction and development loans typically have terms of 18 to 24 months, are interest-only, and carry variable interest rates tied to the prime rate. Disbursements on these loans are based on draw requests supported by appropriate lien waivers. As a general matter, construction and development loans convert to permanent loans and remain in the Company’s loan portfolio upon the completion of the project. Construction loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Company’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction, the estimated cost of construction, and the borrower’s ability to advance additional construction funds if such should become necessary. In addition, in the event a borrower defaults on the loan during its construction phase, the construction project often needs to be completed before the full value of the collateral can be realized by the Company.
Commercial Business Loans The Company’s commercial loan portfolio consists of loans to businesses for equipment purchases, working capital term loans and lines of credit, debt refinancing, Small Business Administration (“SBA”) loans, and domestic standby letters of credit. Typically, these loans are secured by general business security agreements, real estate, and personal guarantees. The Company offers variable, adjustable, and fixed rate loans. Approximately 30.5% of the Company’s commercial business loans have an interest rate that adjusts daily or monthly with an interest rate floor, with the majority based on the prevailing prime rate plus a margin. The Company also has commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various indexes. Fixed rate loans are priced at either a margin over the yield on U.S. Treasury issues with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period and line-of-credit commercial business loans generally have a term of one year and, in the case of small lines of credit, up to five years. All borrowers having an exposure to the Company of $500,000 or more are reviewed annually, unless it is an investment real estate loan at which point the annual review occurs for loans over $1.0 million. The largest commercial business loan at December 31, 2008, was to a leasing company located in the Milwaukee area and had an outstanding balance of $4.4 million. This loan was secured by equipment and an assignment of leases.
Loan Approval Authority For one- to four-family residential loans intended for sale into the secondary market, the Company’s staff underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae Desktop Underwriter automated underwriting system up to the Fannie Mae conforming loan limits (in 2008, $417,000 for single-family residential units; higher limits for two-, three-, and four-family units). For residential loans intended to be held in the Company’s loan portfolio, staff underwriters are authorized to approve loans processed through the Fannie Mae Desktop Underwriter automated underwriting system of $500,000 or less, provided the loan-to-value ratio is 80% or less (and up to 90% with mortgage insurance) and the loan meets other specific underwriting criteria. All loan relationships in excess of $500,000, with a loan-to-value greater than 80% (with mortgage insurance, 90% or less), or failing to meet other specific underwriting criteria, must be approved by a senior officer of the Company.
The Company has delegated lending authority of $650,000 or less to third-party originators approved under the Company’s correspondent loan program whose loans are to be purchased by the Company. That approval is made in conjunction with the loan receiving an “approve” from Fannie Mae’s Desktop Underwriter automated underwriting system or the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) Loan Prospector system and an approval from the correspondent’s underwriter only after the Company has reviewed a minimum of 50 loans submitted to the Company for purchase. For those correspondents that have been delegated lending authority, the Company selects for review a sample of 20% of the loans being submitted by the correspondent for purchase by the Company.

Consumer loan underwriters have individual approval authority for secured loans ranging from $25,000 to $150,000 provided that the loan-to-value ratio on real estate does not exceed 80%, or 90% on personal property, and that the loan meets other specific underwriting criteria. All consumer loans in excess of $150,000, with a loan-to-value ratio greater than 80% on real estate, 90% on personal property, or failing to meet other specific underwriting criteria must be approved by a senior officer. Consumer loan underwriters have individual approval authority for unsecured loans ranging from $10,000 to $25,000 provided the loan meets other specific underwriting criteria. All unsecured consumer loans in excess of $25,000, or not meeting specific underwriting criteria, must be approved by a senior officer.
Certain individual lenders and senior officers in the multi-family and commercial real estate department have lending authority of $500,000 or less for both existing and proposed construction of multi-family and commercial real estate properties. Two senior officers together have lending authority of $750,000 or less and three senior officers together have lending authority of $1,000,000 or less for multi-family and commercial real estate loans. All multi-family and commercial real estate loans over $1,000,000 require approval of the executive committee of the board of directors.
Individual lenders in the commercial banking department have individual lending authority ranging from $50,000 to $250,000 for secured commercial business loans. Senior officers have individual lending authority of $250,000 or less and two senior officers together have lending authority of $500,000 or less for secured commercial business loans. Three senior officers together have lending authority of $1,000,000 or less for secured commercial business loans. All secured business loans over $1,000,000 require approval of the executive committee of the board of directors. Individual lenders in the commercial banking department have individual lending authority ranging from $10,000 to $25,000 for unsecured commercial business loans. Senior officers have individual lending authority of $50,000 or less and two senior officers together have lending authority of $150,000 or less for unsecured commercial business loans. Three senior officers together have lending authority of $250,000 or less for unsecured commercial business loans. All unsecured business loans over $250,000 require approval of the executive committee of the board of directors.
All loans approved by individuals and senior officers must be ratified by the executive committee of the board of directors at its next meeting following the approval.
Asset Quality
One of the Company’s key operating objectives has been and continues to be the maintenance of a high level of asset quality. Through a variety of strategies, including but not limited to, early intervention, borrower workout arrangements, and aggressive marketing of foreclosed properties and repossessed assets, the Company has been proactive in addressing problem and non-performing assets. These strategies, as well as continued emphasis on quality loan underwriting, maintenance of sound credit standards for new loan originations, and annual evaluation of large credits have generally resulted in delinquency and non-performing asset ratios below the national norm, although there can be no assurances that this will continue.
Delinquent Loans and Foreclosed Assets When a borrower fails to make required payments on a loan, the Company takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of one- to four-family mortgage loans, the Company’s loan servicing department is responsible for collection procedures from the 15th day of delinquency through the completion of foreclosure. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due with a second notice (in the form of a billing coupon) being sent before the payment becomes 30 days past due. Once the account is 30 days past due, the Company attempts telephone contact with the borrower. Letters are sent if contact has not been established by the 45th day of delinquency. On the 60th day of delinquency, attempts at telephone contact continue and stronger letters, including foreclosure notices, are sent. If telephone contact cannot be made, the Company sends either a qualified third party inspector or a loan officer to the property in an effort to contact the borrower.
When contact is made with the borrower, the Company attempts to obtain full payment or work out a repayment schedule to avoid foreclosure. All properties are inspected prior to foreclosure approval. Most borrowers pay before the agreed upon payment deadline and it is not necessary to start a foreclosure action. Foreclosure action generally starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer. In conjunction with commencing a foreclosure action, the Company evaluates the borrower and collateral to determine any potential loss. If there is a potential loss, a specific loan loss allowance is developed or an appropriate charge-off is taken to bring the loan balance in line with the value of the liquidated real estate. Loan charge-offs are reported to the board of directors. If the loan is deemed to be uncollectible, the Company seeks the shortest redemption period possible thus waiving its right to collect any deficiency from the borrower. If the Company obtains the property at the foreclosure sale, it holds the property as real estate owned, which is a component of other assets on the Company’s Consolidated Statements of Financial Condition. The Company obtains a market evaluation of the property to determine that its carrying balance is consistent with the market value of the property. Marketing of the property begins immediately following the Company taking title to the property. The marketing is usually undertaken by a realtor knowledgeable with the particular market. Mortgage insurance claims are filed if the loan had mortgage insurance coverage. It is marketed after a market evaluation is obtained and any mortgage insurance claims are filed. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, State VA, WHEDA, and Guaranteed Rural Housing are followed by the Company.
Management personnel review delinquent consumer loans on a regular basis. The collection procedures for consumer loans, excluding student loans, indirect consumer loans and credit card loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. The Company attempts to make direct contact with a borrower once a loan becomes 30 days past due. If collection activity is unsuccessful, the Company may pursue legal remedies itself, refer the matter to legal counsel for further collection effort, or charge-off the loan. Loans the Company deems to be uncollectible, or partially uncollectible, are charged off or a specific loan loss allowance is established so that the carrying balance approximates the value of the collateral. A charge-off of consumer loans requires the approval of a senior officer and is reported to the board of directors. All student loans are serviced by a third party, which guarantees its servicing to comply with all U.S. Department of Education guidelines. The Company’s student loan portfolio is guaranteed under programs sponsored by the U.S. government. Credit card loans are serviced by a third party administrator and indirect consumer loans are serviced by Savings Financial Corporation (“SFC”), a 50% owned subsidiary of the Bank.
The collection procedures for multi-family, commercial real estate, and commercial business loans include sending periodic late notices to a borrower once a loan is past due. The Company attempts to make direct contact with a borrower once a loan becomes 15 days past due. The Company’s managers of the multi-family and commercial real estate loan areas review loans 10 days or more delinquent on a regular basis. If collection activity is unsuccessful, the Company may refer the matter to legal counsel for further collection effort. After 90 days, loans that are delinquent are typically proposed for repossession or foreclosure, a specific reserve may be allocated to that loan, or partial or full charge-offs are taken to bring the loan balance in line with the expected collectibility of the loans. Legal action requires the approval of the Company’s board of directors, and charge-offs are reported to the board.
The Company’s policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate.

The following table presents information regarding non-accrual mortgage, consumer loans, commercial business loans, accruing loans delinquent 90 days or more, and foreclosed properties and repossessed assets as of the dates indicated.

	At December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual mortgage loans	$29,860	$11,251	$11,504	$2,214	$1,485
Non-accrual consumer loans	1,159	930	803	616	619
Non-accrual commercial business loans	1,494	159	1,625	2,517	3,579
Accruing loans delinquent 90 days or more	576	602	565	487	586

Total non-performing loans	33,089	$12,942	$14,497	5,834	6,269
Foreclosed properties, real estate owned and repossessed assets, net	4,768	3,687	1,231	708	1,621

Total non-performing assets	$37,857	$16,629	$15,728	$6,542	$7,890

Non-performing loans to total loans	1.81%	0.65%	0.72%	0.29%	0.33%

Non-performing assets to total assets	1.08%	0.48%	0.46%	0.19%	0.23%

Interest income that would have been recognized if non-accrual loans had been current	$2,519	$1,002	$652	$1,159	$831

Total non-performing loans increased as of December 31, 2008, compared to December 31, 2007, due in part to a $9.1 million loan secured by a completed condominium development project that defaulted during the year. The Company recorded a $1.3 million loss provision related to this loan in 2008, but continues to work with the developer to dispose of the condominium units. Management is uncertain at this time whether the Company will ultimately foreclose on the project and/or whether additional losses may be recorded in the future as a result of further deterioration in the value of the condominium units.
Also contributing to the increase in non-performing loans in 2008 was a general deterioration in economic conditions which resulted in a $5.4 million increase in non-performing one- to four-family mortgage loans, as well as increases in non-performing consumer and commercial business loans. Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, compare favorably with national averages for financial institutions, due in part to the Company’s conservative loan underwriting standards. In addition, management believes real estate values in Wisconsin have not been as negatively impacted as certain other regions of the United States.
With the exception of mortgage loans insured or guaranteed by the State VA, Guaranteed Rural Housing, and student loans, the Company generally stops accruing income on loans when interest or principal payments are greater than 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. The Company designates loans on which it stops accruing income as non-accrual loans and generally, it establishes a reserve for outstanding interest that was previously credited to income. The Company may recognize income in the period that it collects such income when the ultimate collectibility of principal is no longer in doubt. The Company returns a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.
All commercial business and commercial real estate loans which are greater than 90 days past due are considered to be potentially impaired. In addition, the Company may declare a loan impaired prior to a loan being 90 days past due, if it determines there is a question as to the collectibility of principal. Impaired loans are individually assessed to determine whether a loan’s carrying value is in excess of the fair value of the collateral or the present value of the loan’s cash flows discounted at the loan’s effective interest rate and if the carrying value is in excess, a loan loss allowance will be established.
Loans considered to be impaired as defined in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), at December 31, 2008, totaled $33.1 million as compared to $20.2 million at December 31, 2007, $17.3 million at December 31, 2006, $9.7 million at December 31, 2005, and $8.7 million at December 31, 2004. The average of impaired loans for the year ended December 31, 2008, was $21.4 million and the interest received and recognized on these loans was $117,000.

Foreclosed real estate, which is included in other assets on the Company’s Consolidated Statements of Financial Condition, consists of property the Company acquired through foreclosure or deed in lieu of foreclosure. Foreclosed properties increased in 2008 as compared to 2007 primarily as a result of a general deterioration in economic conditions which resulted in increased home foreclosure activity. Contributing to a lesser extent were foreclosures related to certain small commercial real estate loans. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, the Company carries foreclosed real estate at fair value less estimated selling costs (typically about 10%). Foreclosed real estate is inspected periodically. Additional outside appraisals are obtained as deemed necessary. Additional write-downs may occur if the property value deteriorates further after it is acquired. These additional write-downs are charged to the Company’s results of operations as they occur.
Charge-offs The Company will typically charge-off a loan at foreclosure, repossession, or liquidation and/or when the loan is otherwise deemed uncollectible. The amount of the charge-off will depend on the fair market value of the underlying collateral and may be zero if the fair market value exceeds the loan amount. All charge-offs are recorded as a reduction to allowance for loan losses.
Allowance for Loan Losses The following table presents the activity in the Company’s allowance for loan losses at or for the periods indicated.

	At or for the Years Ended December 31
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Balance at beginning of period	$11,774	$12,574	$12,090	$13,923	$13,771
Provision for (recovery of) loan losses	1,447	(272)	632	541	1,330
Charge-offs:
Mortgage loans	(613)	(178)	(44)	—	(64)
Consumer loans	(411)	(412)	(271)	(327)	(373)
Commercial business loans	(34)	(33)	(52)	(2,104)	(816)

Total charge-offs	(1,058)	(623)	(367)	(2,431)	(1,253)

Recoveries:
Mortgage loans	—	—	—	—	9
Consumer loans	45	95	81	49	66
Commercial business loans	—	—	138	8	—

Total recoveries	45	95	219	57	75

Net charge-offs recoveries	(1,013)	(528)	(148)	(2,374)	(1,178)

Balance at end of period	$12,208	$11,774	$12,574	$12,090	$13,923

Net charge-offs to average loans	0.05%	0.03%	0.01%	0.12%	0.07%
Allowance for loan losses to total loans	0.67%	0.59%	0.62%	0.61%	0.74%
Allowance for loan losses to non-performing loans	36.89%	90.98%	86.74%	207.23%	222.09%
The allowance for loan losses has been determined in accordance with GAAP. The Company is responsible for the timely and periodic determination of the amount of the allowance required. Management of the Company believes that the allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in the loan portfolio for which certain losses are probable, but not specifically identifiable.
Loan loss allowances are reviewed monthly. General allowances are maintained by the following categories for performing loans to provide for unidentified inherent losses in the portfolios: (1) one- to four-family residential mortgage loans, (2) consumer loans, (3) multi-family and commercial real estate loans, and (4) commercial business loans.
Various factors are taken into consideration in establishing the loan loss allowance including: historical loss experience, loan-to-value ratio and/or collateral coverage ratio, economic factors, and other factors, that, in management’s judgment would affect the collectibility of the portfolio as of the evaluation date. Adjustments to the allowance for loan losses are charged against operations as provision for loan losses.
The appropriateness of the allowance is reviewed by senior management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of the Company. Other outside factors such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan, are also considered by management.
Although the Company has established and maintained the allowance for loan losses at an amount that reflects management’s best estimate of the amount necessary to provide for probable and estimable losses on loans, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment and as the loan portfolio grows and its composition changes. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. One or more of these agencies, specifically the OTS, may require the Company to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Company’s results of operations. For additional discussion refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following table represents the Company’s allocation of its allowance for loan losses by loan category on the dates indicated:

	At December 31
	2008		2007		2006		2005		2004
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loan category:
Mortgage loans:
One- to four-family	$3,038	47.43%	$3,324	51.12%	$3,531	53.03%	$3,294	50.94%	$2,488	46.34%
Other mortgage loans	5,710	32.11	4,040	27.96	3,049	24.16	2,424	23.61	3,222	25.58

Total mortgage loans	8,748	79.54	7,364	79.08	6,580	77.19	5,718	74.55	5,710	71.92
Home equity lines	473	4.59	496	4.37	496	4.33	483	4.29	663	4.54
Consumer	1,652	13.25	1,770	13.95	2,060	16.02	2,118	18.38	2,929	19.94
Commercial loans	1,335	2.62	2,144	2.60	3,438	2.46	3,771	2.78	4,621	3.60

Total allowance for loan losses	$12,208	100.00%	$11,774	100.00%	$12,574	100.00%	$12,090	100.00%	$13,923	100.00%

Investment Activities
General The Company’s board of directors reviews and approves its investment policy on an annual basis. Senior officers, as authorized by the board of directors, implement this policy. The board of directors reviews investment activity on a monthly basis.
The Company’s investment objectives are to meet liquidity requirements and to generate a favorable return on investments without compromising objectives relating to overall risk exposure, including interest rate risk, credit risk, and investment portfolio concentrations. Federally-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal obligations, mortgage-related securities, mortgage derivative securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, commercial paper, mutual funds, and, subject to certain limits, corporate debt and equity securities. From time-to-time the Company pledges eligible securities as collateral for certain deposit liabilities, FHLB advances, and other purposes permitted or required by law. Refer to “Notes to Consolidated Financial Statements—Note 2. Securities, Available-for-Sale.”
The Company’s investment policy allows participation in hedging strategies such as the use of financial futures, options, forward commitments, and interest rate swaps, but only with prior approval of the board of directors. Other than forward commitments related to its sale of residential loans in the secondary market, the Company did not have any investment hedging transactions in place at December 31, 2008. The Company’s investment policy prohibits the purchase of non-investment grade bonds. The Company’s investment policy also prohibits it from engaging in any practice that the Federal Financial Institutions Examination Council (“FFIEC”) considers to be an unsuitable investment practice. The Company does not invest in mortgage-related securities secured by subprime loans. The Company classifies securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At

December 31, 2008, all of the Company’s investment and mortgage-related securities were classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity.
Investment Securities The Company’s investment securities consist principally of U.S. government and federal agency obligations and mutual funds. At December 31, 2008, the Company had not invested in any single mutual fund in excess of 10% of its capital. All of the Company’s mutual fund investments are permissible investments under its investment policy and applicable laws and regulations. The Company carries its mutual fund investments at market value. At December 31, 2008, its mutual fund investments were in funds which invested primarily in mortgage-related securities.
In 2008 the Company determined that its investment in the common stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) was impaired due to Freddie Mac’s placement in conservatorship by the federal government. Accordingly, the Company recorded a $1.4 million impairment loss in the consolidated statement of income for the year ended December 31, 2008. Also in 2008, the Company determined that one of its mutual fund investments had impairments that were other-than-temporary. Accordingly, the Company recorded a $6.9 million impairment loss in the consolidated statement of income for the year ended December 31, 2008. This compares to a $955,000 impairment loss in the previous year related to the same mutual fund. In addition, in 2007 the Company recorded a $272,000 impairment loss on another mutual fund that did not experience further impairment in 2008. For additional discussion, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Mortgage-related Securities Mortgage-related securities consist principally of mortgage-backed securities (“MBSs”), real estate mortgage investment conduits (“REMICs”), and collateralized mortgage obligations (“CMOs”). Most of the Company’s mortgage-related securities are directly or indirectly insured or guaranteed by the Government National Mortgage Association (“Ginnie Mae”), Freddie Mac or Fannie Mae. The remaining securities are investment-grade, private label CMOs. Private label CMOs generally carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by agencies of the U.S. Government. For additional discussion related to the Company’s private label CMOs, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Mortgage-related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-related securities are more liquid than individual mortgage loans.
In general, mortgage-related securities issued or guaranteed by Ginnie Mae, Freddie Mac and Fannie Mae are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans. While these securities carry a reduced credit risk as compared to private label CMOs, they remain subject to the risk of a fluctuating interest rate environment and instability in related markets. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect the value of mortgage-related securities.

Securities Carrying Values, Yields, Maturities, and Activities The table below presents information regarding the carrying values, weighted average yields and contractual maturities of the Company’s investment securities and mortgage-related securities at December 31, 2008. Mortgage-related securities are presented by issuer and by coupon type.

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Investment securities:
Mutual funds (1)	$39,603	3.69%	$—	—%	$—	—%	$—	—%	$39,603	3.69%
US government and agencies	—	—	—	—	86,427	6.06	293,108	5.56	379,535	5.67

Total investment securities	$39,603	3.69	$—	—	$86,427	6.06	$293,108	5.56	$419,138	5.49

Mortgage-related securities by issuer:
Ginnie Mae pass-through certificates	$—	—	$—		$—	—	$297	5.42	$297	5.42
Fannie Mae pass-through certificates	1	6.00	9,263	4.94	12,261	5.74	207,894	5.49	229,419	5.49
Freddie Mac pass-through certificates	—	—	170	5.72	15	7.83	9,803	5.55	9,988	5.56
Private label CMOs	—	—	—	—	5,631	5.35	122,925	4.97	128,556	4.99
Freddie Mac, Fannie Mae, and Ginnie Mae REMICs	—	—	9,839	4.20	188,815	4.24	283,953	4.56	482,607	4.43

Total mortgage-related securities	$1	6.00	$19,272	4.57	$206,722	4.36	$624,872	4.99	$850,867	4.81

By coupon type:
Adjustable rate	$—		$—		$101	6.43	$69,562	4.48	$69,663	4.48
Fixed rate	1	6.00	19,272	4.57	206,621	4.36	555,310	5.05	781,204	4.86

Total mortgage-related securities	$1	6.00%	$19,272	4.57%	$206,722	4.36%	$624,872	4.99%	$850,867	4.81%

Total investment and mortgage-related securities portfolio	$39,604	3.69%	$19,272	4.57%	$293,149	4.86%	$917,980	5.17%	$1,270,005	5.04%

(1)	The weighted average yield has not been adjusted for the impairments recorded in 2008 and 2007.
The following table presents the fair value of the Company’s investment securities and mortgage-related securities portfolios at the dates indicated. For all securities and for all periods presented, the carrying value is equal to fair value.

	At December 31
	2008	2007	2006
	Carrying/	Carrying/	Carrying/
	Fair Value	Fair Value	Fair Value
	(Dollars in thousands)
Investment securities:
Mutual funds	$39,603	$46,550	$46,592
United States government and federal agency obligations	379,535	52,036	—
Stock in federal agencies	—	864	1,698

Total investment securities available-for-sale	419,138	99,450	48,290

Mortgage-related securities:
Freddie Mac	282,237	524,898	441,404
Fannie Mae	413,364	363,337	373,394
Private label CMO’s	128,559	180,638	207,902
Ginnie Mae	26,707	31,049	42,151

Total mortgage-related securities	850,867	1,099,922	1,064,851

Total securities available-for-sale	$1,270,005	$1,199,372	$1,113,141

The following table presents the Company’s investment securities and mortgage-related securities activities for the periods indicated.

	For the Year Ended December 31
	2008	2007	2006
	(Dollars in thousands)
Investment securities available-for-sale:
Carrying value at beginning of period	$99,450	$48,290	$63,361
Purchases	351,202	51,270	264
Sales	(8,358)	(1,228)	(9)
Calls	(29,992)	—	—
Maturities	—	—	(14,720)
Premium amortization and discount accretion, net	(34)	1	—
Increase (decrease) in unrealized gains	6,870	1,117	(606)

Net increase (decrease) in investment securities	319,688	51,160	(15,071)

Carrying value at end of period	$419,138	$99,450	$48,290

Mortgage-related securities available-for-sale:
Carrying value at beginning of period	$1,099,922	$1,064,851	$1,087,816
Purchases	345,842	247,428	198,460
Sales	(385,167)	—	—
Principal payments	(195,480)	(227,041)	(224,693)
Premium amortization and discount accretion, net	1,516	1,893	826
Increase (decrease) in unrealized gains	(15,767)	12,791	2,442

Net increase in mortgage-related securities	(249,055)	35,071	(22,965)

Carrying value at end of period	$850,867	$1,099,922	$1,064,851

Deposit Liabilities
The Company offers a variety of deposit accounts having a range of interest rates and terms for both retail and business customers. The Company currently offers regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and certificates of deposit. The Company also offers IRA time deposit accounts and health savings accounts.
Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Company’s deposits are primarily obtained from areas surrounding its bank offices. The Company relies primarily on competitive rates, quality service, and long-standing relationships with customers to attract and retain these deposits. From time to time the Company has used third-party brokers and a nationally-recognized reciprocal deposit gathering network to obtain wholesale deposits. As of December 31, 2008, the Company did not have any brokered deposits outstanding and had only $1.7 million in wholesale deposits outstanding. In February 2008, the Company launched a new high yield money market product available only online through www.bankmutualdirect.com. The new product attracted substantial deposits earlier in the year. However, due to the changes in the funding needs of the Company later in the year, management elected to let balances in these accounts decline to $11.9 million by the end of 2008.
When the Company determines its deposit rates, it considers rates offered by local competitors, rates on U.S. Treasury securities, rates on other sources of funds such as FHLB advances, and its deposit pricing model, which identifies the profitability of deposits at various price levels. Core deposits (defined as regular savings accounts, money market accounts, and demand accounts) represented 37.3% of total deposit liabilities on December 31, 2008.

The following table presents the distribution of the Company’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	At December 31
	2008			2007			2006
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of Total	Average		of Total	Average		of Total	Average
		Deposit	Nominal		Deposit	Nominal		Deposit	Nominal
	Amount	Liabilities	Rate	Amount	Liabilities	Rate	Amount	Liabilities	Rate
	(Dollars in thousands)
Regular savings	$185,003	8.68%	0.19%	$183,756	8.70%	0.45%	$200,016	9.27%	0.45%
Interest-bearing demand	180,278	8.46	0.11	170,986	8.09	0.21	174,206	8.07	0.21
Money market savings	340,827	16.00	1.57	280,442	13.27	3.03	248,542	11.51	3.00
Non-interest bearing demand	89,106	4.18	0.00	97,506	4.61	0.00	104,821	4.86	0.00

Total demand accounts	795,214	37.32	0.74	732,690	34.67	1.32	727,585	33.71	1.20

Certificates of deposit:
With original maturities of:
Three months or less	19,819	0.93	1.78	45,835	2.17	3.97	64,486	2.99	4.76
Over three to 12 months	337,525	15.84	2.99	911,821	43.15	5.06	628,952	29.14	5.11
Over 12 to 24 months	732,908	34.40	4.04	238,986	11.31	4.61	323,869	15.00	4.14
Over 24 to 36 months	46,385	2.18	2.58	58,515	2.77	3.51	98,005	4.54	4.18
Over 36 to 48 months	6,592	0.31	4.30	4,963	0.23	3.68	7,155	0.33	3.38
Over 48 to 60 months	191,905	9.02	4.25	120,158	5.70	4.12	308,589	14.29	4.66
Over 60 months	—	0.00	0.00	—	0.00	0.00	—	0.00	0.00

Total certificates of deposit	1,335,134	62.68	3.72	1,380,278	65.33	4.79	1,431,056	66.29	4.71

Total deposit liabilities	$2,130,348	100.00%	2.61%	$2,112,968	100.00%	3.59%	$2,158,641	100.00%	3.52

At December 31, 2008, the Company had $293.6 million in certificates of deposit with balances of $100,000 and over maturing as follows:

Amount
(In thousands)
Maturing in:
Three months or less	$64,211
Over three months through six months	61,103
Over six months through 12 months	88,387
Over 12 months through 24 months	52,642
Over 24 months through 36 months	5,282
Over 36 months	21,964

Total certificates of deposits greater than $100,000	$293,589

The following table presents the Company’s activity in its deposit liabilities for the periods indicated:

	For the Year Ended December 31
	2008	2007	2006
	(Dollars in thousands)
Total deposit liabilities at beginning of period	$2,112,968	$2,158,641	$2,086,822
Net deposits (withdrawals)	(56,428)	(110,709)	9,292
Interest credited, net of penalties	73,808	65,036	62,527

Total deposit liabilities at end of period	$2,130,348	$2,112,968	$2,158,641

Net increase (decrease)	$17,380	$(45,673)	$71,819

Percentage increase (decrease)	0.82%	(2.12)%	3.44%

Borrowings
The Company borrows funds to finance its lending, investing, operating, and stock repurchase activities. Substantially all of its borrowings take the form of advances from the FHLB of Chicago and are on terms and conditions generally available to member institutions. At December 31, 2008, the Company had $908.0 million in FHLB advances outstanding, none of which were due within one year, substantially all of which were subject to significant prepayment penalties if repaid prior to their stated maturity. As of that date, $856.0 million of the Company’s advances had redemption features that permit the FHLB of Chicago to redeem the advances at its option on a quarterly basis. While the Company expects that it would be able to refinance these borrowings with the FHLB of Chicago, it cannot provide any assurances that it could do so nor can it provide any assurance as to the terms at which any such refinancing could be made. The Company has pledged all of its one- to four-family mortgage loans and certain investment securities and multi-family mortgage loans as blanket collateral for these advances and future advances. The FHLB of Chicago offers a variety of borrowing options with fixed or variable rates, flexible repayment options, and fixed or callable terms. The Company chooses the rate, repayment option, and term to fit the purpose of the borrowing. For additional information, refer to “Notes to Consolidated Financial Statements—Note 7. Borrowings.”
The following table sets forth certain information regarding the Company’s borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Balance outstanding at end of year:
FHLB term advances	$907,971	$912,459	$705,025	$765,796	$623,925
Overnight borrowings from FHLB	—	—	—	—	137,600
Weighted average interest rate at end of year:
FHLB term advances	4.26%	4.27%	4.46%	3.58%	2.89%
Overnight borrowings from FHLB	—	—	—	—	2.47%
Maximum amount outstanding during the year:
FHLB term advances	$912,459	$921,781	$841,835	$909,920	$623,925
Overnight borrowings from FHLB	5,000	52,100	38,000	186,000	289,800
Other borrowings	1,103	—	—	500	—
Average amount outstanding during the year:
FHLB term advances	$910,517	$865,540	$782,619	$811,937	$325,861
Overnight borrowings from FHLB	22	3,570	3,242	50,712	75,106
Other borrowings	3	—	—	1	—
Weighted average interest rate during the year:
FHLB term advances	4.34%	4.34%	3.86%	3.25%	5.23%
Overnight borrowings from FHLB	3.75%	5.56%	5.40%	2.95%	2.03%
Other borrowings	1.92%	—	—	3.04%	—
Borrowings decreased to $908.0 million at December 31, 2008, as compared to $912.5 million at December 31, 2007, primarily as a result of the repayment and/or periodic amortization of a small number of advances.
During the fourth quarter of 2008 the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), one component of which was a temporary guarantee of senior unsecured debt of participating financial institutions that is issued before June 30, 2009. The Company has not used senior unsecured debt as a funding source in the past and does not anticipate a need for such funding prior to June 30, 2009. Accordingly, the Company elected to not participate in the in the debt guarantee component of the TLGP.
Shareholders’ Equity
The ratio of equity to total assets is a measure of a financial institution’s financial strength. As of December 31, 2008 and 2007, the Company’s equity to total assets ratio was 11.45% and 12.33%, respectively. Another measure of financial strength is the ratio of tangible equity to adjusted total assets, which excludes intangible assets from both the numerator and denominator of the formula. The Company’s tangible equity to adjusted total assets ratio was 9.97% and 10.83% as of December 31, 2008 and 2007, respectively.
The Company paid cash dividends of $0.36 per share in 2008, $0.33 per share in 2007, and $0.29 per share in 2006. These amounts equated to dividend payout ratios of 95.8%, 100.7%, and 77.5% of the net income in such periods, respectively. On February 2, 2009, the board of directors of the Company approved a regular quarterly dividend of $0.09 per share payable on March 2, 2009, to shareholders of record on February 12, 2009.
During 2008 the Company repurchased 2.2 million shares of its common stock under a stock repurchase plan adopted in 2007 (the “2007 Plan”). These shares were repurchased at a cost of approximately $24.1 million or $10.79 per share. As of December 31, 2008, no shares remained to be purchased under the 2007 Plan. On November 7, 2008, the board of directors of the Company approved a plan to repurchase up to one million shares or approximately 2.1% of the Company’s then outstanding common stock (the “2008 Plan”). From November 7, 2008, to December 31, 2008, the Company repurchased 573,600 shares under the 2008 Plan at a cost of $5.7 million or $9.89 per share. From January 1, 2009, to February 27, 2009, the Company repurchased 426,400 shares under the 2008 Plan at a cost of $4.0 million or $9.27 per share. No shares remain to be purchased under the 2008 Plan. On February 2, 2009, the board of directors of the Company approved a plan to repurchase up to one million shares or approximately 2.1% of the Company’s then outstanding common stock (the “2009 Plan”). From February 2, 2009, to February 27, 2009, the Company repurchased 133,400 shares under the 2009 Plan at a cost of $1.1 million or $8.44 per share. Since the Company’s conversion to a fully-shareholder owned company in October 2003, it has repurchased 34.8 million shares of its common stock at a total cost of $396.7 million or $11.41 per share.
The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2008, the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional discussion refer to “Notes to Consolidated Financial Statements—Note 8. Shareholders’ Equity,” as well as “Regulation and Supervision,” below.
During the fourth quarter of 2008 the U.S. Department of the Treasury (“Treasury”) established the Troubled Assets Relief Program (“TARP”) in an effort to restore confidence in the nation’s financial markets. As part of TARP, the Treasury created a voluntary Capital Purchase Program (“CPP”), under which it may purchase senior preferred equity shares of certain qualified financial institutions. As a condition to participating in the CPP, institutions were required to accept certain limitations and restrictions related to executive compensation, dividend payments, and stock repurchase activities. Due to its level of capitalization and overall financial and operating strength at the time, the Company elected to not participate in the CPP.
Further, as described below in “Regulation and Supervision—General,” in February 2009, the federal government announced a financial stability plan, including a Capital Assistance Program (“CAP”) as an additional potential source of capital for financial holding companies and institutions such as the Company and the Bank. Management does not currently believe that the Company is in need of an additional capital buffer that would warrant participation in the CAP. However, management continues to evaluate the CAP and other new programs to determine if participation would provide a material benefit to the Company.
Subsidiaries
BancMutual Financial & Insurance Services, Inc. (“BMFIS”), a wholly-owned subsidiary of the Bank, provides investment, brokerage and insurance services to the Bank’s customers and the general public. Investment services include tax deferred and tax free investments, mutual funds, and government securities. Personal insurance, business insurance, life and disability insurance, and mortgage protection products are also offered by BMFIS. In March of 2007, BMFIS expanded its services to include investment advisory services to obtain additional service fees through expanded offerings to its customers.
Mutual Investment Corporation (“MIC”), a wholly-owned subsidiary of the Bank, owns and manages a portion of the Bank’s investment portfolio. First Northern Investment Inc. (“FNII”), a wholly-owned subsidiary of the Bank, also owns and manages a portion of the Bank’s investments, as well as certain indirect automobile, recreational vehicle, and boat loans from SFC, a 50% owned subsidiary of the Bank. FNII also owns a small number of one- to four-family mortgage loans.
Savings Financial Corporation (“SFC”) is 50% owned by the Bank and 50% owned by another financial institution. SFC was formed to originate, sell, and service indirect automobile, recreational vehicle, and boat loans. In May 2006, the Bank discontinued the purchase of loans from SFC as a result of reduced profitability of these loans. The Bank intends to maintain its ownership in SFC until all of the indirect loans are paid off.
MC Development LTD (“MC Development”), a wholly-owned subsidiary of the Bank, is involved in land development and sales. It owns five parcels of undeveloped land totaling 15 acres in Brown Deer, Wisconsin. In addition, in 2004, MC Development established Arrowood Development with an independent third party to develop 318 acres in Oconomowoc, Wisconsin. In the initial transaction, the third party purchased approximately one-half interest in that land, all of which previously had been owned by MC Development.
In addition, the Bank has four wholly-owned subsidiaries that are inactive but will continue to be wholly-owned subsidiaries for possible future use in a related or other area.
Employees
At December 31, 2008, the Company employed 677 full time and 92 part time associates. Management considers its relations with its associates to be good.

Regulation and Supervision
General
The Company is a Wisconsin corporation registered with the Office of Thrift Supervision (“OTS”) as a unitary savings and loan holding company. The Bank is a federally-chartered savings bank. The Company files reports with the OTS and is subject to regulation and examination by the OTS; the Bank is also subject to these requirements as well as those of the FDIC. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws. Any change in these laws and regulations, whether by the OTS, the FDIC, the SEC, or through legislation, could have a material adverse impact on the Company, the Bank, and the Company’s shareholders.
Certain of the laws and regulations applicable to the Company and the Bank are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.
As a consequence of the instability of financial markets and financial institutions in the United States and globally and the deepening world-wide recession, Congress has recently passed legislation, and regulatory authorities have adopted regulations, which have a substantial effect upon financial holding companies and institutions including the Company and the Bank. The Company discusses certain significant new legislation and regulations which affect the Company or the Bank in the following paragraphs. However, even in the case of the legislation or regulations which have already been adopted, the consequences and effects, both short term and long term, on the Company and the Bank cannot yet be known, and further related regulations and interpretations may have additional effects.
In addition, in 2009, the federal government announced a financial stability plan which would further affect financial holding companies and institutions such as the Company and the Bank. Among other things, the financial stability plan establishes a Capital Assistance Program (“CAP”) under which financial institutions undergo comprehensive “stress tests” to evaluate their capital needs and determine if they can absorb losses and continue lending if economic conditions were to be more adverse than generally expected. Banks that have undergone the “stress test” will have access to Treasury funds to restore or maintain their capital bases. In exchange for the CAP funds, the Treasury will receive preferred securities convertible to common equity.
Eligibility requirements for participation in the CAP are generally the same as those for a qualified financial institution under the CPP. The stability plan also focuses on increased transparency and accountability of institutions receiving funds. Participating institutions will also be subject to greater SEC disclosure requirements and other restrictions, including restrictions related to dividends, stock repurchases, acquisitions and executive compensation. The deadline for applying to participate in the CAP is May 25, 2009. Management does not currently believe that the Company is in need of an additional capital buffer that would warrant participation in the CAP. However, management continues to evaluate the CAP and other new programs to determine if participation would provide a material benefit to the Company.
The financial stability plan is subject to further definition and changes prior to its adoption and/or implementation. In addition, it is widely expected that there will be additional potential legislation and regulation affecting the financial services industry. The effect of the financial stability plan and other potential legislation and regulation on the Company and the Bank cannot yet be determined.
Regulation and Supervision of the Bank
General As a federally-chartered, FDIC-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the FDIC and depositors rather than the shareholders of the Company. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.
The OTS regularly examines the Bank and issues a report on its examination findings to the Bank’s board of directors. The Bank’s relationships with its depositors and borrowers are also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s loan documents.

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions.
Regulatory Capital Requirements OTS capital regulations require savings associations such as the Bank to meet three capital standards. The minimum standards are tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3% of adjusted total assets, and risk-based capital equal to at least 8% of total risk-weighted assets. These capital standards are in addition to the capital standards promulgated by the OTS under its prompt corrective action regulations.
Tangible capital is defined as core capital less all intangible assets, certain mortgage servicing rights, and certain non-includable subsidiaries. Core capital is defined as common shareholders’ equity, noncumulative perpetual preferred stock, related surplus and minority interests in the equity accounts of fully consolidated subsidiaries, non-withdrawable accounts and pledged deposits of mutual savings associations, and qualifying supervisory goodwill, less non-qualifying intangible assets, mortgage servicing rights, and investments in certain non-includable subsidiaries.
The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of at least 8% of risk-weighted assets. Risk-based capital is comprised of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.
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
Prompt Corrective Action The FDIC has established a system of prompt corrective action to resolve the problems of undercapitalized insured institutions. The OTS, as well as the other federal banking regulators, adopted the FDIC’s regulations governing the supervisory actions that may be taken against undercapitalized institutions. These regulations establish and define five capital categories, in the absence of a specific capital directive, as follows:

	Total Capital to Risk	Tier 1 Capital to Risk	Tier 1 Capital to
Category:	Weighted Assets	Weighted Assets	Total Assets
Well capitalized	> 10%	> 6%	> 5%
Adequately capitalized	> 8%	> 4%	> 4	%(1)
Under capitalized	< 8%	< 4%	< 4	%(2)
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized (3)

(1)	> 3% if the bank receives the highest rating under the uniform system.

(2)	< 3% if the bank receives the highest rating under the uniform system.

(3)	Tangible assets to capital of if equal to or less than 2%.
The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All savings associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. The FDIC or the OTS in the case of the Bank, is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized savings association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized” or the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.
If a savings association fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.
The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured savings association. If one or more grounds exist for appointing a conservator or receiver for a savings association, the FDIC may require the association to issue additional debt or stock, sell assets, be acquired by a depository bank or savings association holding company or combine with another depository savings association. The FDIC is also required to appoint a receiver or a conservator for a critically undercapitalized savings association within 90 days after the association becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the savings association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the association is viable.
Dividend and Other Capital Distribution Limitations The OTS imposes various restrictions or requirements on the ability of savings associations to make capital distributions, including dividend payments.
OTS regulations require the Bank to give the OTS 30 days’ advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends.
OTS regulations impose uniform limitations on the ability of all savings banks and associations to engage in various distributions of capital such as dividends to the Company, stock repurchases, and cash-out mergers. In addition, the regulation utilizes a three-tiered approach permitting various levels of distributions based primarily upon a savings bank’s capital level.
The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute to the Company up to 100% of its net income during the calendar year plus its retained net income for the preceding two years, less any distributions previously paid during the year. Additional dividends or distributions would require further OTS approval. The OTS has substantial discretion in deciding whether or not to approve such dividends, and may use its discretion, in view of the current state of the financial markets, to cut back on its approval of dividends. While the Bank has received prior approval for dividends up to 100% of net income, there can be no assurances that the OTS will continue to provide approval at that, or any other, level.
Qualified Thrift Lender Test Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2008, and anticipates that it will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage-backed securities, and other mortgage-related investments, and will otherwise meet the QTL test requirements. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business, and liquid assets not exceeding 20% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.
Liquidity Standard Each federal savings association is required to maintain sufficient liquidity to ensure its safe and sound operations. Management of the Bank believes it has established policies, procedures, and practices to maintain sufficient liquidity to meet the Bank’s obligations and otherwise ensure its safe and sound operation.
Federal Home Loan Bank System The Bank is a member of the FHLB of Chicago, which is one of twelve regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB of Chicago.

As a member, the Bank must meet certain eligibility requirements and is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greatest of $500, 1% of its related assets at the most recent calendar year end, or 5% of its outstanding advances from the FHLB of Chicago. At December 31, 2008, the Bank was in compliance with this requirement. The FHLB of Chicago also imposes various limitations on advances made to member banks, which limitations relate to the amount and type of collateral, the amounts of advances, and other items.
Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), the Bank is a voluntary member of the FHLB of Chicago; however, withdrawal of membership is subject to approval under a consent order entered into in October 2007 by the FHLB of Chicago with its primary regulator. The FHLB of Chicago contributes to affordable housing programs through direct loans, interest subsidies on advances, and grants targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of dividends paid by the FHLB of Chicago and could continue to do so in the future. The FHLB of Chicago’s cease and desist agreement with its primary regulator requires the FHLB of Chicago to, among other things, not pay dividends unless it meets certain capital requirements and gets prior permission from its regulator. The FHLB of Chicago has not paid dividends for the past six quarters. Management is unable to determine at this time when, or if, the FHLB of Chicago will resume payment of dividends on its common stock.
Federal Reserve System The Federal Reserve System requires all depository institutions to maintain reserves at specified levels against their checking accounts and non-personal certificates of deposit. Savings institutions have authority to borrow from the Federal Reserve System “discount window,” but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.
Deposit Insurance The deposit accounts held by customers of the Bank are insured by the FDIC’s Deposit Insurance Fund up to maximum limits, as provided by law. Insurance on deposits may be terminated by the FDIC if it finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS as the Bank’s primary regulator. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of the Bank’s deposit insurance.
The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categorizations based on the institution’s financial information, as of the reporting period ending six months before the assessment period. The three capital categorizations are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory sub categorizations within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor).
An institution’s assessment rate depends on the capital categorizations and supervisory categorizations to which it is assigned. Under the risk-based assessment system, there are then four assessment risk categories to which different assessment rates are applied. Assessment rates for deposit insurance currently range from five basis points to 43 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.
Pursuant to the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), the FDIC was granted broader authority in adjusting insurance premium rates and more flexibility in establishing the designated reserve ratio. FDIRA provided assessment credits to insured depository institutions that could be used to offset certain insurance assessments. In 2007 and 2008 the Bank was able to offset a substantial portion of its assessment as a result of these credits. The Bank’s credits expire after the first quarter of 2009, which will result in higher costs related to deposit insurance assessments in 2009.

During the fourth quarter of 2008 the FDIC announced a substantial increase in deposit insurance premiums for all financial institutions in 2009; the FDIC has established new assessment rates (which are higher than 2008 rates) that will be subject to further adjustment, effective April 1, 2009. In addition, in February 2009, the FDIC announced a special assessment of insured institutions to bolster the FDIC’s reserves. As a result of the increase and the special assessment, as well as certain premium credits that expire in 2009, management estimates that the Company’s deposit insurance premiums will increase to approximately $7.0 million in 2009 compared to $332,000 in 2008, although there can be no assurances. Furthermore, deposit insurance premiums in 2009 could be higher than the amount currently estimated by management depending on the outcome of another FDIC proposal to substantially alter the way in which it differentiates for risk in its current risk-based assessment system. The FDIC has also reserved the right to make additional special assessments, beyond the one already approved, if necessary or appropriate. Management is unable to estimate the probability or amount of any additional assessment at this time.
As previously noted, during the fourth quarter of 2008 the FDIC announced the creation of the TLGP. One component of this program was the Transaction Account Guarantee Program (“TAGP”), which provides for full deposit insurance coverage for non-interest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. The Bank elected to participate in this program, which is not expected to have a material impact on the deposit premiums the Bank would otherwise expect to pay in 2009.
Transactions with Affiliates Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.
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
Acquisitions and Mergers Under the federal Bank Merger Act, any merger of the Bank with or into another institution would require the approval of the OTS, or the primary federal regulator of the resulting entity if it is not an OTS-regulated institution. Refer also to “Acquisition of Bank Mutual Corporation” below for a discussion of factors relating the acquisition of the Company.
Prohibitions Against Tying Arrangements Savings associations such as the Bank are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A savings association is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.
Customer Privacy Savings associations such as the Bank are required to develop and maintain privacy policies relating to customer information and establish procedures to protect customer data and to respond to unauthorized disclosure of protected customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.
Uniform Real Estate Lending Standards The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.
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
Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family, and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.
Community Reinvestment Act Under the Community Reinvestment Act (“CRA”), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the savings association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association, including applications for additional branches and acquisitions.
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
Safety and Soundness Standards Each federal banking agency, including the OTS, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Loans to Insiders A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and any of certain entities affiliated with any such person (an “insider’s related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank’s loans. All loans by a savings association to all insiders and insiders’ related interests in the aggregate may not exceed the association’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the savings association’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings association, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings association’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.
An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings association and that does not give any preference to insiders of the association over other employees of the association.
The Patriot Act In response to the terrorist attacks of September 11, 2001, Congress adopted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By means of amendments to the Bank Secrecy Act, Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks and savings associations.
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

Regulation and Supervision of the Company
Holding Company Regulation The Company is registered with the OTS as a unitary savings and loan holding company and therefore, is subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank and to monitor and regulate the Company’s capital and other activities such as dividends and share repurchases that can affect capital.
The Company is limited to those activities permissible for financial holding companies because it is not a grandfathered unitary holding company. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.
Federal law prohibits a savings and loan holding company, directly or indirectly, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally-insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.
Federal Securities Laws The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.
Sarbanes-Oxley Act The Sarbanes-Oxley Act of 2002 was adopted in response to public concerns regarding corporate accountability in connection with the accounting and corporate governance scandals at several prominent companies. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act applies to all public companies, including the Company, that file periodic reports with the SEC.
The Sarbanes-Oxley Act includes additional disclosure requirements, corporate governance rules, requirements for the SEC and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and increases penalties for violation. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law and corporate governance, such as the relationship between a board of directors and management, between a board of directors and its committees, and the corporation and its shareholders. Because some OTS accounting and governance regulations also refer to the SEC’s regulations, the Sarbanes-Oxley Act also affects the Bank.
Acquisition of Bank Mutual Corporation Under federal law, no person may acquire control of the Company or the Bank without first obtaining the approval of such acquisition of control by the OTS. Under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company must file a notice with the OTS. In addition, any person or group acting in concert seeking to acquire more than 25% of the outstanding shares of the Company’s common stock will be required to obtain the prior approval of the OTS. Under regulations, the OTS generally has 60 days within which to act on such applications, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the antitrust effects of the acquisition.
Federal and State Taxation
Federal Taxation The Company and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting. The federal income tax returns for the Company’s subsidiaries have been examined and audited or closed without audit by the Internal Revenue Service for tax years through 2004, although the Company is currently undergoing an exam of its 2007 tax year.

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
State Taxation Under law in effect through 2008, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding its Nevada subsidiaries. Under that law, the income of the Nevada subsidiaries was only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. Effective January 1, 2009, Wisconsin law was amended to significantly restrict the tax benefits of out-of-state investment subsidiaries through the enactment of combined reporting legislation. Refer to Part I, Item 1A, “Risk Factors,” for additional discussion related to this development.

Item 1A. Risk Factors
In addition to the discussion and analysis set forth in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the cautionary statements set forth in Part I, Item 1, “Business,” the following risk factors should be considered when evaluating the Company’s results of operations, financial condition, and outlook.
The Interest Rate Environment May Have an Adverse Impact on the Company’s Net Interest Income
From June 2004 through June 2006 the Federal Reserve Federal Open Market Committee (“FOMC”) increased the federal funds target rate 17 times from 1.00% to 5.25%. Beginning in September 2007, it decreased the federal funds target rate eleven times from 5.25% to a range of 0.00% to 0.25%.
A volatile interest rate environment makes it difficult for the Company to coordinate the timing and amount of changes in the rates of interest it pays on deposits and borrowings with the rates of interest it earns on loans and securities. In addition, volatile interest rate environments cause corresponding volatility in the demand by individuals and businesses for the loan and deposit products offered by the Company. This volatility has a direct impact on the Company’s net interest income, and consequently, its net income. Management expects future interest rates to continue to be volatile and is unable to predict the impact such volatility will have on the net interest income and profits of the Company.
Changes in Market Interest Rates or Other Conditions May Have an Adverse Impact on the Fair Value of the Company’s Available-for-Sale Securities, Shareholders’ Equity, and Profits
GAAP requires the Company to carry its securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. When market rates of interest increase, the fair value of the Company’s securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. However, due to significant disruptions in global financial markets during 2008, this usual relationship was disrupted. Despite a declining interest rate environment during 2008, certain of the Company’s available-for-sale securities declined in value, its private label CMOs in particular. In addition, recent and future legislation and/or instability in related markets could affect the value of the Company’s private label CMOs. In 2008 the Company’s unrealized losses on its portfolio of securities available-for-sale increased significantly. Management expects continued volatility in the fair value of its securities available for sale and is not able to predict when or if the fair value of such securities will improve.
In certain instances GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired (“OTTI”). In 2007 the Company recognized $1.2 million in OTTI losses on two mutual funds. In 2008 the fair value of one of these funds declined by an additional $6.9 million and was deemed to be OTTI. Management believes it is possible there could be continued volatility in the fair value of this mutual fund, which could have an adverse impact on the Company’s future net income.
Changes in the Financial Condition or Future Prospects of the FHLB of Chicago May Have an Adverse Impact on the Company’s Investment in FHLB Common Stock
The Company is a voluntary member of the FHLB of Chicago, and holds shares in the FHLB of Chicago as a condition of borrowing money from it. In 2007, the FHLB of Chicago was required to suspend payment of dividends on its stock. If there are any further developments that impair the value of the common stock of the FHLB of Chicago, the Company would be required to write down the value of the shares which it holds, which in turn could affect the Company’s net income and shareholder’s equity.
If the Company’s Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, the Company’s Earnings Could Decrease
The Company’s loan customers may not repay their loans according to the terms of the loans and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. A continued slowdown in the economy may affect borrowers’ ability to repay their loan obligations which could lead to increased loan losses or provisions. As a result, the Company may experience significant loan losses, which could have a material adverse effect on its operating results.
Softness in the Real Estate Market May Adversely Affect Collateral Values and the Company’s Profits
The Company’s market areas have generally experienced a decline in real estate values and an increase in non-residential tenant vacancies. These developments could affect the value of the collateral securing the Company’s mortgage loans. That decrease in value could in turn lead to increased losses on loans in the event of foreclosures. Increased losses would affect the Company’s loan loss allowance and may cause it to increase its provision for loan losses resulting in a charge to earnings.
Some of the Company’s Lending Activities Are in Credits that are Riskier than One- to Four-Family Real Estate Loans
The Company has identified commercial real estate, commercial business, construction and development, and consumer loans as areas for lending emphasis. While lending diversification is being pursued for the purpose of increasing net interest income, non-residential and construction and development loans historically have carried greater risk of payment default than residential real estate loans. As the volume of these loans increases, credit risk increases. In the event of substantial borrower defaults, the Company’s provision for loan losses would increase and loans may be written off, and therefore, earnings would be reduced.
Wisconsin Tax Developments Could Reduce the Company’s Net Income
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
The Department sent letters in 2004 to Wisconsin financial institutions (whether or not they were undergoing an audit) reporting on settlements the Department had reached with certain other financial institutions and their out-of-state investment subsidiaries. The letter provided a summary of available settlement parameters. For prior periods they included: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes relating to a limited time period; limitations on net operating loss carry forwards; and interest on past-due taxes (but no penalties). For 2004 and going forward, the letter states similar provisions, including limits on subsidiaries’ assets, which could be considered in determining income not subject to Wisconsin taxation. As outlined, the settlement would result in the rescission of prior Department letter rulings and purport to be binding going forward except for future legislation or change by mutual agreement. However, the letter appears to implicitly accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes. The Department’s positions may be challenged by one or more financial institutions in the state.
The Company has previously engaged in discussions with the Department and has asked the Department to consider some specific factors which the Company believes may distinguish it from many other institutions. However, the change in Wisconsin tax law described below causes the settlement agreements between the Department and other banks to be inapplicable on a going-forward basis. It is not yet known whether the Department will continue to challenge the Bank’s treatment of its out-of-state investment subsidiaries for prior years, and, if so, whether the Department will continue to offer the same, if any, settlement terms.
Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods, which could have a substantial negative impact on the earnings of the Company. The Company currently has Wisconsin tax years open since 1997 under extensions with the Department in connection with the audit. The Company believes it has reported income and paid Wisconsin taxes in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof, and that the Company would likely prevail against the Department should it attempt to tax the income of the Company’s out-of-state subsidiaries in Wisconsin. However, management can provide no assurances of this result. The Company also may incur further costs in the future to address these issues.

As previously mentioned, Wisconsin law was recently amended, effective January 1, 2009, to significantly restrict the future tax benefits of out-of-state investment subsidiaries through enactment of combined reporting legislation. Going forward, this change in tax law is expected to have a substantial negative impact on the earnings of the Company. If the Company had been required to file a combined Wisconsin income tax return in 2008, management estimates the Company’s income tax expense would have been approximately $1.3 million higher than reported in that year, excluding the impact of state net operating loss carryforwards, if any, that may be available to the Company.
The Global Credit Market Crisis and Deteriorating Economic Conditions May Significantly Affect the Company’s Liquidity, Financial Condition, and Earnings
Global financial markets recently have been, and continue to be, extremely unstable and unpredictable, and economic conditions have been weak and appear to be deteriorating. Continued, and potentially increased, volatility, instability and weakness could affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. This instability also could affect the prices at which the Company could make any such sales, which could adversely affect its earnings and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause the Company to use deposits or other funding sources for such projects.
In addition, the instability of the markets and weakness of the economy could affect the strength of the Company’s customers or counterparties, their willingness to do business, and/or their ability to fulfill their obligations, which could further affect the Company’s earnings. Current conditions, including increasing unemployment, deteriorating corporate performance, the continued softening of real estate markets and the decline of home sales and property values, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing the Company’s mortgage loans, and borrowers’ ability to repay loan obligations, all of which could adversely impact the Company’s earnings and financial condition.
Recent and Future Legislation and Rulemaking in Response to Market and Economic Conditions May Significantly Affect the Company’s Results of Operations and Financial Condition
The instability and volatility in the credit markets led to the adoption of significant legislation and regulatory actions in the past few months which will significantly affect financial institutions and holding companies, including the Company. This legislation includes the recently adopted federal stimulus legislation, and the federal government’s proposed financial stability plan, which could substantially affect the Company and the Bank in far reaching ways which cannot yet be determined. During the 2008, the federal government enacted the Emergency Economic Stabilization Act of 2008, the U.S. Department of the Treasury has, among other things, established the Troubled Assets Relief Program (“TARP”), including a voluntary Capital Purchase Program. In addition, during the fourth quarter of 2008 the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) in which it temporarily guarantees newly issued senior unsecured debt of participating organizations and providing full coverage for non-interest-bearing transaction deposit accounts.
In 2008 and 2009, the FDIC has also adopted, and proposed substantial further, increases to its insurance premiums payable by financial institutions, including a 2009 special assessment to bolster the FDIC’s reserves. Further, the federal government announced a financial stability plan, which among other things, establishes a Capital Assistance Program (“CAP”) under which financial institutions undergo comprehensive “stress tests” to evaluate their capital needs and determine if they can absorb losses and continue lending if economic conditions were to be more adverse than generally expected; subject to the results of these tests, institutions may have access to Treasury funds to augment their capital. The financial stability plan is subject to further definition and changes prior to its adoption and/or implementation.
Although the Company elected to not participate in the TARP Capital Purchase Program and elected to not participate in the debt guarantee component of the TLGP, and does not currently expect to participate in CAP (although it continues to evaluate the possibility of doing so), management believes these new laws, regulations, and changes may significantly affect the business environment, the markets for and value of the Company’s securities, and its ongoing operations, costs and profitability. In addition, it is widely expected that there will be additional potential legislation and regulations affecting the financial services industry. At this time, management cannot fully determine the extent of these effects, as well as any future laws and regulations that may be enacted as a result of the current economic crisis.

The current economic turmoil has also increased the potential for federal or state governments to legislate foreclosure forbearance, forced loan modifications, or “cram downs” of losses to lenders in bankruptcy proceedings. Such efforts could lead to increased loan charge-offs or loan loss provisions and/or reduced income. These efforts could also have an adverse impact on the value of certain mortgage-related securities not guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae, such as private-label CMOs.
Strong Competition Within the Company’s Market Area May Affect Net Income
The Company encounters strong competition both in attracting deposits and originating real estate and other loans. The Company competes with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. The Company’s market area includes branches of several commercial banks that are substantially larger than the Company in terms of deposits and loans. For example, approximately half of the deposits in the Milwaukee market area are held by two large commercial banks. In addition, tax-exempt credit unions operate in most of the Company’s market area and aggressively price their products and services to a large part of the population. If competitors succeed in attracting business from the Company’s customers, its deposits and loans could be reduced, which would likely affect earnings.
The Company’s Ability to Grow May Be Limited if It Cannot Make Acquisitions
The Company will continue to seek to expand its banking franchise by opening new offices, growing internally, and acquiring other financial institutions or branches and other financial services providers. The Company’s ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring, and integrating those institution or branches. The Company has not made any acquisitions in recent years, as management has not identified acquisitions for which it was able to reach an agreement on terms management believed were appropriate and/or which met its acquisition criteria. The Company cannot provide any assurance that it will be able to generate internal growth, identify attractive acquisition candidates, make acquisitions on favorable terms, or successfully integrate any acquired institutions or branches.
The Company Has Significant Intangible Assets Which It May Need to Write Off (Expense) in the Future
The Company has $52.6 million in goodwill, $1.8 million in other intangible assets, and $3.7 million of mortgage servicing rights as of December 31, 2008. The Company continues to amortize other intangible assets over seven to fifteen years and evaluate mortgage servicing rights for impairment on a monthly basis. The Company periodically evaluates goodwill and the other intangible assets for impairment. At some point in the future, the Company’s intangible assets could become impaired and it would need to write them off as a reduction to earnings in the period in which they became impaired.
The Company is Subject to Security and Operational Risks Relating to the Use of Technology that Could Damage Its Reputation and Business
Security breaches in the Company’s internet, telephonic, or other electronic banking activities could expose it to possible liability and damage its reputation. Any compromise of the Company’s security also could deter customers from using its internet banking services that involve the transmission of confidential information. The Company relies on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect the Company’s systems from compromises or breaches of its security measures, which could result in damage to the Company’s reputation and business.
Additionally, the Company outsources a large portion of its data processing to third parties. If these third party providers encounter technological or other difficulties or if they have difficulty in communicating with the Company, it will significantly affect the Company’s ability to adequately process and account for customer transactions, which would significantly affect business operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company and its subsidiaries conduct their business through an executive office, an operations center, and 79 banking offices, which had an aggregate net book value of $48.6 million as of December 31, 2008. As of December 31, 2008, the Company owned the building and land for 68 of its property locations and leased the space for 13.
The Company also owns 15 acres of undeveloped land in a suburb of Milwaukee, Wisconsin, through its MC Development subsidiary, as well as 318 acres of undeveloped land in another community located near Milwaukee through MC Development’s 50% ownership in Arrowood Development. The net book value of these parcels of land was $7.1 million at December 31, 2008.
Item 3. Legal Proceedings
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that these routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition, results of operations, and cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters’ and Issuer Purchase of Equity Securities
The common stock of the Company is traded on The NASDAQ Global Select Market under the symbol BKMU.
As of February 27, 2009, there were 47,188,528 shares of common stock outstanding and approximately 5,320 shareholders of record.
The Company paid a total cash dividend of $0.36 per share in 2008. A cash dividend of $0.09 per share was paid on March 2, 2009, to shareholders of record on February 12, 2009. The Company anticipates that it will continue to pay quarterly cash dividends on its common stock, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Company’s common stock. Refer also to Part I, Item 1, “Business—Regulation and Supervision” regarding regulatory limitations on the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company to its shareholders.
The high and low trading prices of the Company’s common stock from January 1, 2007 through December 31, 2008, by quarter, and the dividends paid in each quarter, were as follows:

	2008 Stock Prices		2007 Stock Prices		Cash Dividends Paid
	High	Low	High	Low	2008	2007
1st Quarter	$12.32	$10.05	$12.37	$10.94	$0.090	$0.080
2nd Quarter	$11.51	$10.04	$12.04	$10.93	$0.090	$0.080
3rd Quarter	$14.25	$9.60	$12.24	$10.25	$0.090	$0.085
4th Quarter	$12.00	$8.62	$12.25	$9.68	$0.090	$0.085

					$0.360	$0.330

During the first two months of 2009, the trading price of the Company’s common stock ranged between $11.76 to $8.01 per share, and closed on February 27, 2009, at $8.45 per share
During 2008, the Company repurchased 2.8 million shares of its common stock at an average price of $10.60 per share. The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2008.

			Total Number	Maximum Number of
	Total Number	Average	of Shares Purchased	Shares That May Yet
	of Shares	Price Paid	as Part of Publicly	be Purchased Under
Period	Purchased	per Share	Announced Plans	the Plan
October 1 to 31, 2008	97,865	$10.53	88,500	56,300
November 1 to 30, 2008	317,900	10.21	317,900	738,400 (1)
December 1 to 31, 2008	314,199	9.75	312,000	426,400 (2)

Total purchased	729,964	$10.05	718,400

(1)	Reflects the impact of 1.0 million shares approved for repurchase by the Company’s board of directors on November 7, 2008 (the “2008 Plan”).

(2)	Subsequent to December 31, 2008, the Company completed its repurchases under the 2008 Plan and announced the establishment in the 2009 Stock Repurchase Plan for an additional 1.0 million shares (the “2009 Plan”). As of February 27, 2009, the Company had the remaining authority to repurchase 866,600 shares pursuant to the 2009 Plan.
The shares not purchased as part of the publicly announced program were existing owned shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with the exercise of stock options under the Company’s 2001 Stock Incentive Plan. The “price” used for these purposes is the fair market value of those shares on the date of purchase. For additional discussion relating to the Company’s repurchase of its common stock during 2008 and thus far in 2009, refer to Item I, “Business—Shareholders’ Equity.
Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index (“NASDAQ Composite Index”), NASDAQ Stock Market Bank Index, and the SNL Midwest Thrift Index. The graph assumes that $100 was invested on December 31, 2003, in Company common stock and each of those indices.
Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Bank Mutual Corporation	100.00	108.58	96.73	113.26	101.77	114.70
NASDAQ Composite Index	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank Index	100.00	114.44	111.80	125.47	99.45	72.51
SNL Midwest Thrift	100.00	110.43	107.91	122.48	103.45	91.93

Historically, the Company has used the SNL Midwest Thrift Index as a comparable peer group index for the performance graph. Going forward, the Company intends to use the NASDAQ Bank Index as its comparable peer group index. Management believes it is more appropriate to compare the Company’s total return performance to a broader bank index such as the NASDAQ Bank Index.

Item 6. Selected Financial Data
The following table provides selected financial data for the Company for its past five fiscal years. The data is derived from the Company’s audited financial statements, although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	At December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands, except number of shares and per share amounts)
Selected Financial Condition Data:
Total assets	$3,489,689	$3,488,046	$3,451,385	$3,431,377	$3,445,299
Loans receivable, net	1,829,053	1,994,556	2,024,325	1,990,492	1,875,885
Loans held-for-sale	19,030	7,952	3,787	2,312	4,987
Securities available-for-sale:
Investment securities	419,138	99,450	48,290	63,361	68,753
Mortgage-related securities	850,867	1,099,922	1,064,851	1,087,816	1,266,224
Foreclosed and repossessed assets	4,768	3,687	1,231	708	1,621
Goodwill	52,570	52,570	52,570	52,570	52,570
Other intangible assets	1,809	2,428	3,089	3,750	4,412
Mortgage servicing rights	3,703	4,708	4,653	4,771	4,542
Deposit liabilities	2,130,348	2,112,968	2,158,641	2,086,822	1,982,881
Borrowings	907,971	912,459	705,025	765,796	761,525
Shareholders’ equity	399,611	430,035	533,779	544,374	670,454
Tangible shareholders’ equity	342,256	371,303	474,706	484,786	610,698
Number of shares outstanding — net of treasury stock	47,626,759	49,834,756	60,277,087	62,325,268	73,485,113
Book value per share	8.38	8.63	8.86	8.73	9.12
Tangible book value per share	7.18	7.45	7.88	7.78	8.31

	For the Year Ended December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Total interest income	$177,556	$183,001	$174,404	$164,871	$149,771
Total interest expense	104,191	113,771	99,091	77,231	58,498

Net interest income	73,365	69,230	75,313	87,640	91,273
Provision for (recovery of) loan losses	1,447	(272)	632	541	1,330

Net interest income after provision for loan losses	71,918	69,502	74,681	87,099	89,943
Total non-interest income	17,708	20,428	17,035	16,780	15,325
Total non-interest expense	63,377	63,543	61,311	60,837	60,082
Minority interest in income (loss) of real estate operations	(1)	392	—	—	—

Income before income taxes	26,250	25,995	30,405	43,042	45,186
Income tax expense	9,094	8,892	9,808	15,016	15,632

Net income	$17,156	$17,103	$20,597	$28,026	$29,554

Earnings per share-basic	$0.36	$0.32	$0.35	$0.44	$0.39
Earnings per share-diluted	$0.35	$0.31	$0.34	$0.43	$0.38
Cash dividends paid per share	$0.36	$0.33	$0.29	$0.25	$0.18

	At or For the Year Ended December 31
	2008	2007	2006	2005	2004

Selected Financial Ratios:
Net interest margin (1)	2.21%	2.09%	2.27%	2.64%	3.03%
Net interest rate spread	1.85	1.59	1.73	2.17	2.47
Return on average assets	0.49	0.49	0.59	0.80	0.93
Return on average shareholders’ equity	4.15	3.57	3.89	4.84	4.10
Return on average tangible shareholders’ equity (2)	4.83	4.07	4.38	5.39	4.47
Efficiency ratio, excluding amortization of goodwill (3)	68.71	69.92	66.89	59.28	56.65
Non-interest expense (excluding amortization of goodwill) as a percent of adjusted average assets	1.79	1.81	1.77	1.74	1.88
Shareholders’ equity to total assets	11.45	12.33	15.47	15.86	19.46
Tangible shareholders’ equity to adjusted total assets (4)	9.97	10.83	13.99	14.38	18.04

Selected Asset Quality Ratios:
Non-performing loans to loans receivable, net	1.81%	0.65%	0.72%	0.29%	0.33%
Non-performing assets to total assets	1.08	0.48	0.46	0.19	0.23
Allowance for loan losses to non-performing loans	36.89	90.98	86.74	207.23	222.09
Allowance for loan losses to total loans receivable, net	0.67	0.59	0.62	0.61	0.74
Charge-offs to average loans	0.05	0.03	0.01	0.12	0.07

(1)	Net interest margin is calculated by dividing net interest income by average earnings assets.

(2)	This ratio is calculated by dividing net income by total shareholders’ equity minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights.

(3)	Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

(4)	The ratio is calculated by dividing total shareholders’ equity minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights by the sum of total assets minus goodwill, other intangible assets net of deferred taxes and mortgage servicing rights.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis in this section should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” as well as Part I, Item 1, “Business,” and Item 1A, “Risk Factors.”
Financial Condition
Overview The Company’s total assets increased slightly from $3.488 billion at December 31, 2007, to $3.490 billion at December 31, 2008. During 2008 proceeds from a $165.5 million or 8.3% decrease in loans receivable and a $17.4 million or 0.8% increase in deposit liabilities were primarily reinvested in securities available-for-sale and overnight investments or were used to repurchase treasury shares. Securities available-for-sale increased by $70.6 million or 5.9% during the year and overnight investments increased from $2.7 million to $71.9 million during the year. The Company repurchased 2.8 million shares of its common stock for $29.8 million during the year.
Cash and cash equivalents Cash and cash equivalents increased from $38.9 million at December 31, 2007, to $112.9 million at December 31, 2008. Most of this increase occurred in the Company’s interest-earning deposits, which consist of overnight investments. This increase was purposeful and reflected management’s belief that it was prudent to increase the Company’s liquidity and future flexibility in light of adverse developments in the financial markets.
Securities Available-for-Sale Total securities available-for-sale increased $70.6 million or 5.9% during 2008. During the year the Company purchased $351.2 million in investment securities, consisting principally of U.S. government and federal agency obligations. The Company also purchased $345.8 million in mortgage-related securities, consisting principally of Freddie Mac and Fannie Mae MBSs. These purchases were funded in part by the sale of $392.5 million in Freddie Mac and Fannie Mae MBSs, which resulted in $7.2 million in realized gains during the year. During 2008, the Company was able to take advantage of opportunities in the securities market, particularly in the fourth quarter, which enabled it to sell these securities at substantial gains and reinvest the proceeds in securities with comparable or better yields and similar risk profiles.
Changes in the fair value of securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholder’s equity. During 2008 the fair value adjustment on the Company’s securities available-for-sale increased from a net unrealized loss of $10.8 million to a net unrealized loss of $19.7 million. This increase was due to a decline in the fair value of Company’s portfolio of private label CMOs. At December 31, 2008, the Company’s portfolio of private label CMOs had a carrying value of $128.6 million, net of unrealized losses of $29.1 million. The Company’s whole-loan CMOs were originally purchased in late 2004, 2005, and early 2006 and are secured by prime residential mortgage loans. The securities were all rated triple-A by various credit rating agencies at the time of their original purchase. However, in 2008, certain securities in the portfolio with a carrying value $12.5 million at the end of the year were downgraded to double-A by one of the credit rating agencies. The unrealized losses related to these securities were $5.9 million as of the end of the year. In addition, the market for private label CMOs in general deteriorated substantially during the last few months of 2008 in response to increased stress and illiquidity in the financial markets and a general deterioration in economic conditions. Although mindful of these developments, management has determined that it is unlikely the Company will not collect all amounts due according to the contractual terms of these securities, although there can be no assurances. As such, management has determined that none of the Company’s private label CMOs are other-than-temporarily impaired as of December 31, 2008. However, collection is subject to numerous factors outside of the Company’s control and a future determination of other-than-temporary impairment could result in significant losses being recorded through earnings in future periods. For additional discussion refer to Part I, Item 1, “Business—Investment Activities,” as well as Item 1A, “Risk Factors.”
Investment securities at December 31, 2008, included three mutual fund investments with an aggregate carrying value of $39.6 million. Refer to “Results of Operations—Non-Interest Income,” below, for additional discussion relating to certain of these mutual fund investments.
Loans Held-for-Sale Loans held-for-sale increased from $8.0 million at December 31, 2007, to $19.0 million at December 31, 2008. This increase was caused by a historically low interest rate environment in late 2008 that resulted in a substantial increase in originations of fixed rate one- to four-family loans, which the Company typically sells in the secondary market. Management expects originations and sales of one- to four-family loans to be substantially higher in the near term assuming interest rates remain at current levels or decline further.

Loans Receivable Loans receivable decreased $165.5 million or 8.3% from December 31, 2007, to December 31, 2008. This decrease was due to declines in the Company’s one- to four-family mortgage loans, multi-family mortgage loans, construction and development loans, consumer loans, and commercial business loans during the year. These loan categories declined by $251.0 million or 13.4% in the aggregate. In general, deterioration in economic conditions in 2008, as well as a general decline in real estate values, resulted in lower demand by individuals and business for these types of loans. In addition, the Company reduced its purchases of residential loans from third-party originators during the year and declined to match competitors’ rates and terms on certain large loans that refinanced away from the Company during the year. Finally, a favorable interest rate environment during much of 2008 resulted in increased refinancings of the Company’s adjustable rate residential loans, which it generally retains in portfolio, into fixed rate loans, which it generally sells in the secondary market.
The declines in the loan categories described in the previous paragraph were offset by a $73.3 million or 36.2% increase in commercial real estate loans. The Company has emphasized originations of these types of loans in recent years, as well as multi-family mortgage, consumer loans, and commercial business loans, in an effort to diversify its loan portfolio, improve profitability, and manage interest rate risk. Management expects to continue this emphasis, but believes growth in these loan categories may slow or even decline in the near term due to the factors cited in the previous paragraph, as well as the Company’s strict underwriting standards.
Goodwill The Company recorded goodwill as a result of its acquisitions of two other financial institutions in 1997 and 2000. Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment. If goodwill is determined to be impaired, it will be expensed in the period in which it becomes impaired. The Company performed an annual impairment analysis during 2008 and determined that its goodwill was not impaired.
Other Intangible Assets Other intangible assets are composed of core deposit base intangibles recorded as a result of the acquisitions mentioned in the previous paragraph. Core deposit base intangibles are amortized over their expected life and tested for impairment on an annual basis.
Mortgage Servicing Rights The Company records MSRs on one- to four-family mortgage loans that it originates and sells in the secondary market. MSRs declined in 2008 due in part to an $822,000 valuation allowance related to the impairment of its MSRs during the fourth quarter of the year due to a historically low interest rate environment. For additional information, refer to “Results of Operations—Non-Interest Income,” below, as well as Part I, Item 1, “Business—Lending Activities” and Notes 1 and 4 of the Company’s Consolidated Financial Statements.
Other Assets Other assets consist of the following items on the dates indicated:

	At December 31
	2008	2007
	(Dollars in thousands)
Accrued interest receivable:
Mortgage-related securities	$6,669	$4,463
Investment securities	1,734	687
Loans receivable	8,130	9,475

Total accrued interest receivable	16,533	14,625
Foreclosed properties and repossessed assets	4,768	3,687
Premises and equipment	52,209	51,628
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	51,261	48,871
Prepaid and other assets	29,763	22,608

Total other assets	$200,626	$187,511

The Company’s foreclosed properties and repossessed assets increased to $4.8 million at December 31, 2008, compared to $3.7 million at December 31, 2007. This increase was caused by deterioration in economic conditions in 2008, as well as a general decline in real estate values, which has resulted in increased foreclosure actions. Management expects this trend to continue in the near term.

Premises and equipment increased modestly in 2008 primarily as a result of adding one new office location and building and relocating another office in 2008. The Company does not have current plans to establish any new office locations in 2009, although there can be no assurances.
The Company’s investment in the common stock of the FHLB of Chicago did not change in 2008. The FHLB of Chicago requires that its members own its common stock as a condition for borrowing; the stock is redeemable at par. In 2007 the FHLB of Chicago suspended the payment of dividends on its common stock. This suspension was due to the FHLB of Chicago entering into a memorandum of understanding with its primary regulator the Federal Housing Finance Board (“FHFB”) which among other things restricted the dividends that the FHLB of Chicago can pay without prior approval of the FHFB. Management is unable to determine at this time when, or if, the FHLB of Chicago will resume payment of dividends on its common stock.
Bank owned life insurance (“BOLI”) is an asset that the Company uses to partially offset the future cost of employee benefits. BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. The Company values BOLI at the amount which it could obtain if it were to cash in the policies as of the reporting date. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met. The increase in BOLI in 2008 was a result of the increase in the accumulated cash value of the insurance policies during the period.
Prepaid and other assets increased in 2008 primarily as a result of an increase in deferred income taxes caused by unrealized losses on available-for-sale securities, as described above.
Deposit Liabilities Deposit liabilities increased $17.4 million or 0.8% during the twelve months ended December 31, 2008, to $2.13 billion compared to $2.11 billion at December 31, 2007. Within the deposit portfolio, core deposits (checking, savings. and money market accounts) increased $62.5 million and certificates of deposit declined $45.1 million. The increase in core deposits resulted from the opening of new offices and efforts to market deposit plans at rates and terms designed to attract more of such deposits. The decrease in certificates of deposit was due to a management decision to reduce wholesale certificates of deposit during the year, which declined by $55.2 million as a result of that decision. The weighted average cost of deposit liabilities declined by 100 basis points at December 31, 2008, compared to December 31, 2007.
Borrowings The Company’s borrowings consist of advances from the FHLB. FHLB advances decreased slightly during the year as a result of the repayment and/or periodic amortization of a small number of advances. For additional information refer to Part 1, Item 1, “Business—Borrowings.”
Other Liabilities Other liabilities increased $19.0 million or 68.4% from December 31, 2007, to December 31, 2008. This increase was primarily caused by an increase in drafts payable, which was brought about by a change during the year in the manner in which the Company processes payments to third parties. Also contributing to the increase in other liabilities was an increase in the Company’s qualified pension liability, due principally to the performance of the assets that fund the plan. Refer to Note 10 in the Company’s Consolidated Financial Statements.
Shareholders’ Equity In 2008 shareholders’ equity decreased $30.4 million or 7.1% due primarily to the Company’s stock repurchase program, which resulted in a $21.6 million increase in treasury stock. Also contributing to the decrease was the Company’s payment of regular quarterly dividends and a $10.3 million increase in accumulated other comprehensive loss for reasons described under “Securities Available-for-Sale,” above. These developments were partially offset by earnings during the year. For additional information relating to the Company’s shareholders’ equity, refer to Part I, Item 1, “Business—Shareholders’ Equity,” above.
The payment of dividends by the Company is subject to any requirements imposed by law or regulations and to the interpretations thereof by the OTS. For further information about factors which could affect the Company’s payment of dividends, refer to Part I, Item 1, “Business—Regulation and Supervision,” as well as Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities,” above.

Results of Operations
Overview The Company’s earnings for the years ended December 31, 2008, 2007, and 2006, were $17.2 million, $17.1 million, and $20.6 million, respectively. These amounts represented returns on average assets of 0.49%, 0.49%, and 0.59%, respectively, and returns on average equity of 4.15%, 3.57%, and 3.89%, respectively. Diluted earnings per share during these periods were $0.35, $0.31, and $0.34, respectively.
The Company’s earnings performance in 2008 included:
•	a $6.9 million impairment loss on a mutual fund that invests in mortgage-related securities;

•	a $1.4 million impairment loss related to Freddie Mac common stock;

•	a $1.3 million loss provision on a loan secured by a completed condominium development project; and,

•	an $822,000 valuation allowance for impairment of mortgage servicing rights.
These developments were substantially offset by $7.2 million in gains on the sale of certain mortgage-related securities during the year. Management estimates that the net after-tax impact of these items lowered the Company’s earnings in 2008 by approximately $2.1 million or $0.04 per diluted share.
In contrast, the Company’s earnings performance in 2007 was favorably impacted by:
•	a $1.3 million recovery of a loss provision on a commercial business loan;

•	a $685,000 one-time adjustment to the amortization of certain deferred costs; and,

•	a net gain of $585,000 on the sale of undeveloped land.
These developments were offset in part by a $955,000 impairment loss related to the above mutual fund, as well as a $272,000 impairment on a second mutual fund. Management estimates that the net after-tax impact of these items increased the Company’s earnings in 2007 by approximately $872,000 or $0.02 per diluted share.
In addition to the developments described in the preceding paragraphs, the Company’s earnings performance in 2008 was impacted by a $4.1 million or 6.0% increase in net interest income compared to 2007. In contrast, earnings performance in 2007 was impacted by a $6.1 million or 8.1% decrease in net interest income compared to 2006. The following paragraphs discuss these changes in greater detail, along with other changes in the components of net income during the years ended December 31, 2008, 2007, and 2006.
Net Interest Income Net interest income increased by $4.1 million or 6.0% during the twelve months ended December 31, 2008, compared to the same period in 2007. In contrast, net interest income declined by $6.1 million or 8.1% in 2007 compared to 2006. Net interest income in 2008 was favorably impacted by a 12 basis point improvement in net interest margin, which increased from 2.09% in 2007 to 2.21% in 2008. This improvement was primarily attributable to a declining interest rate environment during most of 2008 that resulted in a larger decline in the cost of the Company’s liabilities than it did in the yield on its interest-earning assets. Also contributing to the increase in net interest income in 2008 was a modest increase in average interest-earning assets relative to 2007. The favorable impact of these developments was partially offset by a change in the Company’s mix of interest-earning assets to lower yielding securities available-for-sale and overnight investments, as discussed in “Financial Condition,” above. Also impacting net interest income in 2008 was a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities relative to 2007, which was primarily caused by the Company’s stock repurchases during the year. Stock repurchases reduce shareholders’ equity (which is non-interest bearing) by means of either an increase in interest-bearing liabilities or a reduction in interest-earning assets, thereby reducing the net interest margin. Also affecting the comparison of net interest income between 2008 and 2007 is the inclusion in 2007 of $1.0 million in dividend income from Company’s investment in the common stock of the FHLB of Chicago. The FHLB of Chicago suspended dividends on its common stock in 2007.
Net interest income in 2007 was adversely impacted by a higher interest rate environment, as well as an inverted yield curve, which together caused the Company’s net interest margin to decline by 18 basis points, from 2.27% in 2006 to 2.09% in 2007. Also contributing was a modest decline in average interest-earning assets, as well as a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities relative to 2006, which was primarily caused by the Company’s stock repurchases in 2007.
The following table presents certain details regarding the Company’s average balance sheet and net interest income for the periods indicated. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities. The yields and costs are derived by dividing income or expense by the average balance of interest-earnings assets or interest-bearing liabilities, respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which are considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by average interest-earning assets. No tax equivalent adjustments were made since the Company does not have any tax exempt investments.

	Years ended December 31
	2008				2007				2006
			Interest	Avg.			Interest	Avg.			Interest	Avg.
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable, net (1)	$1,892,397		$113,635	6.00%	$2,016,225		$123,141	6.11%	$2,042,534		$118,708	5.81%
Mortgage-related securities	959,574		45,535	4.75	1,130,780		52,518	4.64	1,134,822		50,017	4.41
Investment securities (2)	344,533		16,041	4.66	118,625		4,871	4.11	101,987		3,762	3.69
Interest-earning deposits	54,666		764	1.40	9,186		430	4.68	10,882		483	4.44
Federal funds sold	71,934		1,581	2.20	39,596		2,041	5.15	28,581		1,434	5.02

Total interest-earning assets	3,323,104		177,556	5.34	3,314,412		183,001	5.52	3,318,806		174,404	5.25
Non-interest-earning assets	214,682				197,212				146,649

Total average assets	3,537,786				3,511,624				$3,465,455

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	190,271		609	0.32	$194,887		924	0.47	$215,525		923	0.43
Money market accounts	336,208		8,245	2.45	267,338		8,500	3.18	258,307		7,620	2.95
Interest-bearing demand accounts	170,700		376	0.22	161,652		351	0.22	163,446		351	0.21
Certificates of deposit	1,358,021		55,459	4.08	1,381,480		66,236	4.79	1,368,166		59,818	4.37

Total deposit liabilities	2,055,200		64,689	3.15	2,005,357		76,011	3.79	2,005,444		68,712	3.43
Advance payment by borrowers for taxes and insurance	18,549		18	0.10	19,493		22	0.11	19,588		24	0.12
Borrowings	910,542		39,484	4.34	869,110		37,738	4.34	785,861		30,355	3.86

Total interest-bearing liabilities	2,984,291		104,191	3.49	2,893,960		113,771	3.93	2,810,893		99,091	3.52

Non-interest-Bearing Liabilities
Non-interest-bearing deposits	89,590				92,810				96,308
Other non-interest-bearing liabilities	50,268				45,853				29,364

Total non-interest-bearing liabilities	139,858				138,663				125,672

Total liabilities	3,124,149				3,032,623				2,936,565
Shareholders’ equity	413,637				479,000				528,890

Total average liabilities and equity	$3,537,786				$3,511,624				$3,465,455

Net interest income and net interest rate spread			$73,365	1.85			$69,230	1.59			$75,313	1.73

Net interest-earning assets and net interest margin	$338,813			2.21%	$420,452			2.09%	$507,913			2.27%

Average interest-earnings assets to average interest- bearing liabilities	1.11	x			1.15	x			1.18	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock is included in investment securities dollars outstanding and yields.

The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to the change attributable to change in volume (change in volume multiplied by prior rate), the change attributable to change in rate (change in rate multiplied by prior volume), and the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2008, Compared to 2007
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(7,368)	$(2,138)	$(9,506)
Mortgage-related securities	(8,153)	1,170	(6,983)
Investment securities	10,444	726	11,170
Interest-earning deposits	822	(488)	334
Federal funds sold	1,106	(1,566)	(460)

Total interest-earning assets	(3,149)	(2,296)	(5,445)

Interest-bearing liabilities:
Savings deposits	(22)	(293)	(315)
Money market deposits	1,924	(2,179)	(255)
Interest-bearing demand deposits	20	5	25
Certificates of deposit	(1,108)	(9,669)	(10,777)
Advance payment by borrowers for taxes and insurance	(1)	(3)	(4)
Borrowings	1,798	(52)	1,746

Total interest-bearing liabilities	2,611	(12,191)	(9,580)

Net change in net interest income	$(5,760)	$9,895	$4,135

	Year Ended December 31, 2007, Compared to 2006
	Increase (Decrease)
	Volume	Rate	Net
		(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,632)	$6,065	$4,433
Mortgage-related securities	(101)	2,602	2,501
Investment securities	655	454	1,109
Interest-earning deposits	(78)	25	(53)
Federal funds sold	567	40	607

Total interest-earning assets	(589)	9,186	8,597

Interest-bearing liabilities:
Savings deposits	(81)	82	1
Money market deposits	272	608	880
Interest-bearing demand deposits	(4)	4	—
Certificates of deposit	587	5,831	6,418
Advance payment by borrowers for taxes and insurance	—	(2)	(2)
Borrowings	3,397	3,986	7,383

Total interest-bearing liabilities	4,171	10,509	14,680

Net change in net interest income	$(4,760)	$(1,323)	$(6,083)

Provision for (Recovery of) Loan Losses The Company’s provision for (recovery of) loan losses was $1.4 million, $(272,000), and $632,000 during the years ended December 31, 2008, 2007, and 2006, respectively. During 2008 the Company recorded a $1.3 million loss related to a $9.1 million loan secured by a completed condominium development project that defaulted during the year. The Company continues to work with the developer to dispose of the condominium units, but it is uncertain at this time whether the Company will ultimately foreclose on the project. The Company is also uncertain whether additional losses will be recorded on this loan relationship in the future as a result of continued deterioration in the value of the condominium units due to market conditions and/or lack of sales. Excluding this development, the Company’s provision for loan losses was relatively modest in 2008. Net loan charge-offs increased slightly in 2008 relative to 2007, but were tempered in their impact on the Company’s provision for loan losses by an overall decrease in loans receivable and the resulting impact such had on the allowance for loan losses.
The $272,000 net recovery in 2007 was due to a $1.3 million recovery of a loss on a commercial business loan that had been recognized in a previous period. Excluding that development, the Company’s provision for loan losses in 2007 was $1.0 million compared to $632,000 in 2006. This increase was principally due to an increase in net loan charge-offs in 2007 relative to 2006. Also contributing was an increasing mix of commercial real estate loans, commercial business loans, and multi-family loans in 2007, which typically result in higher provisions for loan losses due the impact such loans have on the Company’s allowance for loan losses.
As of December 31, 2008, 2007, and 2006, the Company’s allowance for losses was $12.2 million, $11.8 million, and $12.6 million, respectively, or 0.67%, 0.59%, and 0.62% of loans receivable, respectively. As of the same dates, the allowance for loan losses was 36.9%, 91.0% and 86.7% of total non-performing loans, respectively. The dollar increase in the allowance at the end of 2008 compared to 2007 was caused in part by the loss provision on the condominium development project mentioned above. The impact of this increase was partially offset by a decline in the allowance caused by an overall decline in the size of Company’s loan portfolio. The reduction in the allowance for loan losses as a percent of non-performing loans at the end of 2008 compared to 2007 was principally the result of an increase in non-performing loans, as described in the next paragraph.
As of December 31, 2008, 2007, and 2006, the Company’s non-performing loans were $33.1 million, $12.9 million and $14.5 million, respectively, or 1.81%, 0.65%, and 0.72% of total loans receivable, respectively. The increase in 2008 was due in part to the condominium development project mentioned above. Also contributing to the increase in non-performing loans since December 31, 2007, was a $5.5 million or 222% increase in non-performing one- to four-family residential loans due to a general decline in economic conditions. During 2008 the Company avoided a larger increase in non-performing loans by providing $8.5 million in financing for the sale of a large apartment project by the original borrower to another, unrelated borrower. The loan was extended at market rates and terms and the new borrower was able to provide additional collateral in lieu of a down payment to secure the new loan.
Management is responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions, unemployment levels, and other relevant factors. As a result of applying the methodologies described elsewhere in this report, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans may decrease even though non-performing loans may increase, as is the case in the current period. To the best of management’s knowledge, all known and inherent losses have been provided for in the allowance for loan losses.
The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family, commercial real estate, construction and development, and commercial business loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of these types of loans tends to be larger than the Company’s average one- to four-family loan and, therefore, any loss that the Company experiences on these loans could be larger than what it has historically experienced on one- to four-family loans.
Refer to Part I, Item 1, “Business—Asset Quality,” for additional discussion related to the Company’s asset quality and allowance for loan losses. Refer also to “Critical Accounting Policies,” below.
Non-Interest Income Total non-interest income for the years ended December 31, 2008, 2007, and 2006, was $17.7 million, $20.4 million, and $17.1 million, respectively. Results for 2008 included $1.2 million in net losses on investments, which is the net effect of a $6.9 million impairment loss on a mutual fund, a $1.4 million impairment loss related to Freddie Mac common stock, and $7.2 million in gains on the sale of certain mortgage-related securities. The mutual fund in question invests primarily in mortgage-related securities, none of which are believed by management to be secured by sub-prime mortgages, but a portion of which are secured by interest-only mortgages, option-payment mortgages, and other “Alt-A” mortgages. Given the significant uncertainty and illiquidity that exists in the markets for securities secured by these types of loans, the Company cannot be certain that future impairment charges will not be required against this investment, which had a remaining book value of $21.7 million at December 31, 2008 (net of impairment charges). As of February 27, 2009, the fair value of this mutual fund was $21.2 million.
In September 2008 the federal government placed Freddie Mac in conservatorship. This action resulted in a $1.4 million loss to the Company, which was the Company’s entire recorded investment in Freddie Mac common stock. This stock was originally held by another financial institution that the Company acquired in 2000.
During 2008 the Company was able to take advantage of certain opportunities in the securities markets, particularly in the last quarter, which enabled it to realize $7.2 million in gains on sales and reinvest the proceeds in securities with comparable or better yields and similar risk profiles.
Non-interest income in 2007 included $1.2 million net loss on investments. This loss consisted of a $955,000 impairment loss on the mutual fund described above, as well as a $272,000 impairment loss on another mutual fund that did not experience further impairment in 2008. Non-interest income in 2007 also included $1.4 million in income from a real estate investment partnership. This amount represented the net sales price of approximately 30 acres of land sold by Arrowood Development, a 50% owned partnership of a subsidiary of the Bank. The cost of sales is included in non-interest expense and the minority interest in income of real estate operations is on a separate line in the Company’s Consolidated Statements of Income.
Non-interest income in 2006 included $694,000 in net gains on investments as a result of the sale of the Company’s remaining interest in certain equity securities.
Service charges on deposits for the years ended December 31, 2008, 2007, and 2006, were $6.7 million, $6.6 million, and $6.1 million, respectively. In recent years increased pricing of deposit service charges has been partially offset by a decrease in the number of checking accounts and/or increased customer utilization of on-line banking and check card services. On-line banking and real time check card purchase authorizations have allowed customers to better manage their accounts and reduce their service charge fees.
Brokerage and insurance commissions were $2.6 million, $2.6 million, and $2.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. Increased commissions from sales of fixed annuities in recent years have been offset by reduced commissions from sales of insurance and securities. Sales of fixed annuities increased in 2008 due to a favorable interest rate environment for such investments. Sales of securities declined in the same period due to an overall decline in the stock market.
Gains on the sales of loans were $1.7 million, $1.5 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. In 2008, 2007, and 2006, the Company sold mortgage loans with a principal balance of $128.8 million, $102.9 million and $89.5 million, respectively. Loan sales increased in 2008 as a result of a declining interest rate environment which resulted in increased mortgage refinance activity at certain times during the year. Near the end of 2008 mortgage rates declined to historically low levels and remained there early in 2009. As a result, management expects originations and sales of one- to four-family loans to be substantially higher in the near term assuming interest rates remain at their current levels or decline further.
Other non-interest income was $7.3 million, $9.0 million, and $6.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. Other non-interest income in 2008 was negatively impacted by an $822,000 valuation allowance for the impairment of MSRs. In addition, the periodic amortization of MSRs, which is an offset to mortgage servicing fee revenue included in other non-interest income, increased by $396,000 in 2008. This increase was caused by a declining interest rate environment in 2008 which resulted in a higher level of loan prepayment activity and faster amortization of the related MSRs. Other non-interest income in 2007 was favorably impacted by a $685,000 one-time adjustment to the amortization of certain deferred costs. Also, other non-interest income in years after 2006 was favorably impacted by the purchase of $25.0 million in BOLI in late 2006. The Company reports increases in the cash surrender value of BOLI as a component of other non-interest income.

As mentioned in the preceding paragraph, the Company recorded an $822,000 valuation allowance related to the impairment of its MSRs in 2008. This impairment was a direct result of historically low interest rates for one- to four-family loans near the end of the year. If interest rates for one- to four-family loans continue to decline, the Company could incur additional impairments of its MSRs in future periods. Alternatively, if interest rates increase and/or prepayment expectations decrease, the Company could potentially recapture through earnings all or a portion of the previously established valuation allowance for impairments. The carrying value of the Company’s MSRs was $3.7 million at December 31, 2008, net of the valuation allowance.
Non-Interest Expense Total non-interest expense for the years ended December 31, 2008, 2007, and 2006 was $63.4 million, $63.5 million and $61.3 million, respectively. Since 2004, the Company’s non-interest expense has increased at a compounded annualized growth rate of 1.3%. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2007 to 2008, as well as 2006 to 2007.
Compensation and related expenses were $38.5 million, $38.2 million, and $37.5 million during the years ended December 31, 2008, 2007, and 2006, respectively. Increases in compensation expense in 2008 and 2007 were due to normal annual merit increases and, to a lesser extent, increases in the number of employees; the latter due principally to new branch openings in recent years. In 2008, these developments were partially offset by declines in certain employee benefit costs. As of December 31, 2008, the Company had 677 full-time associates and 92 part-time associates. This compared to 657 full-time and 89 part-time employees at December 31, 2007.
Occupancy and equipment expense during the years ended December 31, 2008, 2007, and 2006 was $11.6 million, $11.3 million, and $10.5 million, respectively. Occupancy and equipment expense has increased in recent years as a result of the opening of one new office in 2008, the construction and relocation of a second office in 2008, and the opening of two new offices in each of 2007 and 2006. The Company does not currently have plans to establish any new offices in 2009, although there can be no assurances.
Non-interest expense in 2007 included $645,000 in cost of sales attributable to the sale of land by Arrowood Development, a 50% owned partnership of a subsidiary of the Bank. The revenue from these sales was included in non-interest income, as previously described. There were no sales of land in 2008 or 2006.
Other non-interest expense was $12.6 million, $12.7 million, and $12.6 million during the years ended December 31, 2008, 2006, and 2007, respectively. Included in the 2008 amount was $332,000 in FDIC deposit insurance premiums, which compared to $258,000 in 2007 and $273,000 in 2006. During the fourth quarter of 2008 the FDIC announced a substantial increase in deposit insurance premiums for all financial institutions in 2009. In addition, the FDIC has recently announced a special assessment of insured institutions to bolster the FDIC’s reserves. As a result of this increase and the 20 basis point special assessment, as well as certain premium credits that expire in 2009, management estimates that the Company’s deposit insurance premiums will increase to approximately $7.0 million in 2009, although there can be no assurances as to that amount. Furthermore, deposit insurance premiums in 2009 could be higher than the amount currently estimated by management depending on the outcome of another FDIC proposal to substantially alter the way in which it differentiates for risk in its current risk-based assessment system and/or potential further special assessments. Management is unable to estimate the probability or amount of any additional assessment at this time.
Income Tax Expense Income tax expense for the years ended December 31, 2008, 2007, and 2006, was $9.1 million, $8.9 million, and $9.8 million, respectively. The effective tax rate for these periods was 34.6%, 34.2%, and 32.3%, respectively. The effective tax rate in 2006 was reduced by the impact of an $812,000 refund of federal income taxes paid in prior years.
Effective January 1, 2009, Wisconsin law was amended to significantly restrict the tax benefits of out-of-state investment subsidiaries through enactment of combined reporting legislation. Going forward, this change is expected to have a substantial negative impact on the earnings of the Company. If the Company had been required to file a combined Wisconsin income tax return in 2008, management estimates the Company’s income tax expense would have been approximately $1.3 million higher than reported in that year, excluding the impact of state net operating loss carryforwards, if any, that may be available to the Company. For additional discussion, refer to Part I, Item 1A, “Risk Factors.”

Critical Accounting Policies
There are a number of accounting policies that the Company has established which require a significant amount of management judgment. A number of the more significant policies are discussed in the following paragraphs.
Allowance for Loan Losses Establishing the amount of the allowance for loan losses requires the use of management judgment. The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and pools of homogenous loans, actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. If management misjudges a major component of the allowance and the Company experiences an unanticipated loss, it will likely affect earnings. Developments affecting loans can also cause the allowance to vary significantly between quarters. Management consistently challenges itself in the review of the risk components to identify any changes in trends and their causes.
Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are recorded as an asset when loans are sold with servicing rights retained. The total cost of loans sold is allocated between the loan balance and the servicing asset based on their relative fair values. The capitalized value of MSRs is amortized in proportion to, and over the period of, estimated net future servicing revenue. MSRs are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. The carrying values are periodically evaluated by management for impairment. For purposes of measuring impairment, MSRs are stratified into pools based on term and interest rate. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each MSR pool is calculated based on the present value of estimated future cash flows using a discount rate, given current market conditions. Estimates of fair value also include assumptions about prepayment speeds, interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs, and the related valuation allowance, if any, to change significantly in the future.
Other-Than-Temporary Impairment Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), requires enterprises to determine whether a decline in the fair value of an individual debt security below its amortized cost is other than temporary. If the decline is deemed to be other than temporary, the cost basis of the security must be written down through a charge to earnings. Determination of an other-than-temporary impairment requires significant management judgment relating to the probability of future cash flows, the financial condition and near-term prospects of the issuer of the security, and/or the collateral for the security, the duration and extent of the decline in fair value, and the ability and intent of the Company to retain the security, among other things. Future changes in management’s assessment of other-than-temporary impairment on its securities could result in significant charges to earnings in future periods.
Goodwill Management reviews goodwill at least annually for impairment, which requires the use of significant judgment. Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible net assets acquired. If goodwill is determined to be impaired, it would be expensed in the period in which it becomes impaired.
Income Taxes The assessment of the Company’s tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions, regulatory actions or interpretations, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated results of operations and reported earnings.

The Company describes all of its significant accounting policies in Note 1 of the Company’s Consolidated Financial Statements included in this report.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Company’s Consolidated Financial Statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposit liabilities without a stated maturity (1)	$795,214	$—	$—	$—	$795,214
Certificates of deposit (1)	960,205	269,226	105,703	—	1,335,134
Borrowed funds (2)	—	—	100,278	807,693	907,971
Operating leases	1,196	1,740	1,300	3,540	7,776
Purchase obligations	2,160	720	—	—	2,880
Deferred retirement plans and deferred compensation plans	644	2,028	1,947	9,235	13,854

(1)	Excludes interest to be paid in the periods indicated.

(2)	Includes $866.0 million of borrowings that contain quarterly call features after an initial locked interest rate period of 6 months to 2 years.
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
The Company also has obligations under its deferred retirement plan for directors as described in Note 10 to the Company’s Consolidated Financial Statements.

The following table details the amounts and expected maturities of significant off balance sheet commitments as of December 31, 2008. Further discussion of these commitments is included in the “Notes to the Consolidated Financial Statements – Note 13. Financial Instruments with Off-Balance Sheet Risk.”

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial real estate	$8,823	$—	$—	$—	$8,823
Residential real estate	34,453	—	—	—	34,453
Revolving home equity and credit card lines	153,568	—	—	—	153,568
Standby letters of credit	50	—	—	10	60
Commercial letters of credit	21,760	—	—	—	21,760
Unused commercial lines of credit	994	—	—	—	994
Net commitments to sell mortgage loans	72,653	—	—	—	72,653
Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Quarterly Financial Information
The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
2008

Interest income	$45,268	$44,075	$44,225	$43,988
Interest expense	28,239	25,980	25,643	24,329

Net interest income	17,029	18,095	18,582	19,659
Provision for loan losses	156	67	1,135	89

Net income after provision for loan losses	16,873	18,028	17,447	19,570
Total non-interest income	6,290	4,059	843	6,516
Total non-interest expense	15,600	15,727	16,022	16,028
Minority interest in income (loss) of real estate operations	—	—	—	(1)

Income before income taxes	7,563	6,360	2,268	10,059
Income taxes	2,501	2,081	645	3,867

Net income	$5,062	$4,279	$1,623	$6,192

Earnings per share — Basic	$0.11	$0.09	$0.03	$0.13

Earnings per share — Diluted	$0.10	$0.09	$0.03	$0.13

Cash dividend paid per share	$0.09	$0.09	$0.09	$0.09

2007

Interest income	$44,508	$45,846	$46,107	$46,540
Interest expense	27,336	28,476	28,920	29,039

Net interest income	17,172	17,370	17,187	17,501
Provision for loan losses	(929)	51	388	218

Net income after provision for loan losses	18,101	17,319	16,799	17,283
Total non-interest income	4,852	6,499	4,854	4,223
Total non-interest expense	15,876	16,385	16,007	15,275
Minority interest in income of real estate operations	—	391	—	1

Income before income taxes	7,077	7,042	5,646	6,230
Income taxes	2,370	2,439	1,923	2,160

Net income	$4,707	$4,603	$3,723	$4,070

Earnings per share — Basic	$0.08	$0.08	$0.07	$0.08

Earnings per share — Diluted	$0.08	$0.08	$0.07	$0.08

Cash dividend paid per share	$0.08	$0.08	$0.085	$0.085

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company’s ability to maintain net interest income depends upon earning a higher yield on assets than the rates it pays on deposits and borrowings. Fluctuations in market interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities, other than those with a very short term to maturity.
Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature during a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which the Company’s interest rate spread will be affected by changes in interest rates. Refer to “Gap Analysis” below.
Due to the nature of the Company’s operations, it is not directly subject to foreign currency exchange or commodity price risk. Instead, the Company’s real estate loan portfolio, which is concentrated in Wisconsin, is subject to risks associated with the state and local economies.
Management seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, the Company’s earnings will remain within an acceptable range.
The primary objectives of the Company’s interest rate management strategy are to:
•	maintain earnings and capital within self-imposed parameters over a range of possible interest rate environments;

•	coordinate interest rate risk policies and procedures with other elements of the Company’s business plan, all within the context of the current business environment and regulatory capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by the Company’s board of directors.
To achieve the objectives of managing interest rate risk, the Company’s Asset/Liability Committee meets periodically to discuss and monitor the market interest rate environment and provides reports to the board of directors. This committee is comprised of senior management.
Historically, the Company’s lending activities have been concentrated in one- to four-family first and second mortgage loans. The Company’s primary source of funds has been deposits and borrowings, consisting primarily of certificates of deposit and borrowings which have substantially shorter terms to maturity than the loan portfolio. The Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:
•	emphasizing the origination of adjustable rate and certain 15-year fixed rate mortgage loans for portfolio, and selling certain 15, 20, and 30 year fixed rate mortgage loans in the secondary market;

•	maintaining a significant level of investment securities and mortgage-related securities with a weighted average life of less than eight years or with interest rates that reprice in less than five years; and

•	managing deposits and borrowings to provide stable funding.
Management believes that the frequent repricing of adjustable-rate mortgage loans, the cash flows from 15-year fixed rate real estate loans, the shorter duration of consumer loans, and adjustable rate features and shorter durations of investment securities, reduce the Company’s interest rate risk exposure to acceptable levels.
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
At December 31, 2008, based on the assumptions below, the Company’s interest-earning assets maturing or repricing within one year exceeded its interest-bearing liabilities maturing or repricing within the same period by $196.5 million. This represented a positive cumulative one-year interest rate sensitivity gap of 5.63%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 114.6%.
The table on the next page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities — based upon contractual maturities and if applicable, call dates.

•	Mortgage-related securities — based upon an independent outside source for determining cashflows (prepayment speeds).

•	Loans — based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments.

•	Deposit liabilities — based upon contractual maturities and the Company’s historical decay rates.

•	Borrowings — based upon the earlier of call date or final maturity.

	At December 31, 2008
	Within	Three to	More Than	More Than	Over
	Three	Twelve	One Year -	Three Years -	Five
	Months	Months	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$69,728	$115,236	$194,945	$93,278	$104,749	$577,936
Adjustable	90,641	296,280	280,307	94,700	229	762,157
Construction:
Fixed	2,463	1,370	29,359	—	25,188	58,380
Adjustable	—	7,916	17,760	17,735	—	43,411
Consumer loans	91,838	90,663	101,952	33,348	19,440	337,241
Commercial business loans	15,670	19,360	12,178	896	25	48,129
Interest-earning deposits	71,876	—	—	—	—	71,876
Investment securities	219,559	100,880	91,639	—	—	412,078
Mortgage-related securities:
Fixed	81,872	126,973	104,769	374,803	97,624	786,041
Adjustable	91,584	—	—	—	—	91,584
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	781,323	758,678	832,909	614,760	247,255	3,234,925

Non-interest-bearing and interest- bearing liabilities:
Non-interest-bearing demand accounts	1,012	2,967	7,432	6,783	70,912	89,106
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	2,047	6,004	15,040	13,726	143,452	180,269
Regular savings accounts	2,845	8,217	19,793	17,113	137,035	185,003
Money market accounts	340,631	—	—	—	—	340,631
Certificates of deposit	300,005	676,844	250,865	105,555	—	1,333,269
Advance payments by borrowers for taxes and insurance	—	1,929	—	—	—	1,929
Borrowings	246	747	2,144	102,571	802,263	907,971

Total interest-bearing liabilities	646,786	696,708	295,274	245,748	1,153,662	3,038,178

Interest rate sensitivity gap	$134,537	$61,970	$537,635	$369,012	$(906,407)	$196,747

Cumulative interest rate sensitivity gap	$134,537	$196,507	$734,142	$1,103,154	$196,747

Cumulative interest rate sensitivity gap as a % total assets	3.86%	5.63%	21.04%	31.61%	5.64%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	120.80%	114.63%	144.80%	158.54%	106.48%
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
Present Value of Equity In addition to the gap analysis table, the Company also uses a simulation model to monitor interest rate risk. The model reports the present value of equity in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. The present value of equity is the difference between the present value of expected cash flows of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable-rate, caps, floors) relative to the current interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed rate asset will decline, whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the present value of equity whereas decreases in market value of assets will decrease the present value of equity. Conversely, increases in the market value of liabilities will decrease the present value of equity whereas decreases in the market value of liabilities will increase the present value of equity.
The following table presents the estimated present value of equity over a range of interest rate change scenarios at December 31, 2008. The present value ratio shown in the table is the present value of equity as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+300	$422,921	$(13,154)	(3.0)%	12.26%	2.7%
+200	471,435	35,360	8.1	13.37	11.9
+100	458,868	22,793	5.2	12.78	7.0
0	436,075	—	—	11.94	—
-100	335,794	(100,281)	(23.0)	9.18	(23.1)
As in the case of the gap analysis table, the methods management used in the table above have some inherent shortcomings. This type of modeling requires management to make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, management makes assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. Management also assumes that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The table assumes that management will take no action in response to the changes in interest rates, when in practice rate changes on certain products, such as savings deposits, may lag market changes. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the present value of the equity model may provide an estimate of the Company’s interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on the Company’s present value of equity.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bank Mutual Corporation
Milwaukee, Wisconsin
We have audited the accompanying consolidated statement of financial condition of Bank Mutual Corporation and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statement of income, changes in shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such 2008 consolidated financial statements present fairly, in all material respects, the financial position of Bank Mutual Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 4, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bank Mutual Corporation
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheet of Bank Mutual Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank Mutual Corporation and subsidiaries at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 5, 2008

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31
	2008	2007
	(Dollars in Thousands)
Assets

Cash and due from banks	$41,017	$36,235
Interest-earning deposits	71,876	2,714

Cash and cash equivalents	112,893	38,949
Securities available-for-sale, at fair value:
Investment securities	419,138	99,450
Mortgage-related securities	850,867	1,099,922
Loans held-for-sale	19,030	7,952
Loans receivable, net	1,829,053	1,994,556
Goodwill	52,570	52,570
Other intangible assets	1,809	2,428
Mortgage servicing rights	3,703	4,708
Other assets	200,626	187,511

Total assets	$3,489,689	$3,488,046

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$2,130,348	$2,112,968
Borrowings	907,971	912,459
Advance payments by borrowers for taxes and insurance	1,929	1,815
Other liabilities	46,906	27,859

Total liabilities	3,087,154	3,055,101
Minority interest in real estate development partnership	2,924	2,910

Shareholders’ equity:
Preferred stock – $.01 par value:
Authorized – 20,000,000 shares in 2008 and 2007 Issued and outstanding – none in 2008 and 2007	—	—
Common stock – $.01 par value:
Authorized – 200,000,000 shares in 2008 and 2007 Issued – 78,783,849 shares in 2008 and 2007 Outstanding – 47,686,759 shares in 2008 and 49,834,756 in 2007	788	788
Additional paid-in capital	498,501	498,408
Retained earnings	273,826	273,330
Unearned ESOP shares	(1,247)	(2,166)
Accumulated other comprehensive loss	(16,404)	(6,069)
Treasury stock – 31,097,090 shares in 2008 and 28,949,093 in 2007	(355,853)	(334,256)

Total shareholders’ equity	399,611	430,035

Total liabilities and shareholders’ equity	$3,489,689	$3,488,046

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Interest income:
Loans	$113,635	$123,141	$118,708
Investment securities	16,041	4,871	3,762
Mortgage-related securities	45,535	52,518	50,017
Interest-earning deposits	2,345	2,471	1,917

Total interest income	177,556	183,001	174,404

Interest expense:
Deposit liabilities	64,689	76,011	68,712
Borrowings	39,484	37,738	30,355
Advance payments by borrowers for taxes and insurance	18	22	24

Total interest expense	104,191	113,771	99,091

Net interest income	73,365	69,230	75,313
Provision for (recovery of) loan losses	1,447	(272)	632

Net interest income after provision for loan losses	71,918	69,502	74,681

Non-interest income:
Service charges on deposits	6,688	6,612	6,085
Brokerage and insurance commissions	2,626	2,617	2,400
Loan related fees and servicing revenue	560	478	511
Gain on sales of loans	1,693	1,478	1,132
Gains (losses) on investments	(1,166)	(1,228)	694
Real estate investment partnership income	—	1,422	—
Other	7,307	9,049	6,213

Total non-interest income	17,708	20,428	17,035

Non-interest expense:
Compensation, payroll taxes and other employee benefits	38,538	38,234	37,468
Occupancy and equipment	11,614	11,277	10,539
Amortization of other intangible assets	618	661	661
Real estate investment partnership cost of sales	—	645	—
Other	12,607	12,726	12,643

Total non-interest expense	63,377	63,543	61,311
Minority interest in income (loss) of real estate operations	(1)	392	—

Income before income taxes	26,250	25,995	30,405
Income taxes	9,094	8,892	9,808

Net income	$17,156	$17,103	$20,597

Per share data:
Earnings per share — basic	$0.36	$0.32	$0.35
Earnings per share — diluted	$0.35	$0.31	$0.34
Cash dividends per share paid	$0.36	$0.33	$0.29
Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares
	(Dollars in Thousands, Except Per Share Data)
Balances at January 1, 2006	$788	$497,589	$269,913	$(3,966)
Impact of adoption of SAB 108	—	—	(1,101)	—
Comprehensive income:
Net income	—	—	20,597	—
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of deferred income tax expense of $622	—	—	—	—
Pension asset, net of deferred income tax expense of $457	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	2,977	—	900
Exercise of stock options	—	(2,557)	—	—
Share based payments	—	5,248	—	—
Impact of adoption of SFAS 123(R)	—	(6,955)	—	—
Cash dividends ($0.29 per share)	—	—	(15,955)	—

Balance at December 31, 2006	$788	$496,302	$273,454	$(3,066)
Comprehensive income:
Net income	—	—	17,103	—
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of deferred income tax expense of $5,199	—	—	—	—
Pension asset, net of deferred income tax expense of $349	—	—	—	—
Total comprehensive income	—	—	—	—
Purchase of treasury stock	—	—	—	—
Committed ESOP shares	—	2,843	—	900
Exercise of stock options	—	(3,001)	—	—
Share based payments	—	2,264	—	—
Cash dividends ($0.33 per share)	—	—	(17,227)	—

Balance at December 31, 2007	$788	$498,408	$273,330	$(2,166)
Comprehensive income:
Net income	—	—	17,156	—
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of deferred income tax benefit of $2,962	—	—	—	—
Pension liability, net of deferred income tax benefit of $2,365	—	—	—	—
Total comprehensive income	—	—	—	—
Impact of change in measurement date in accordance with SFAS 158	—	—	(218)	—
Purchase of treasury stock	—	—	—	—
Issuance of management recognition plan shares	—	(403)	—	—
Committed ESOP shares	—	2,696	—	919
Exercise of stock options	—	(4,489)	—	—
Share based payments	—	2,289	—	—
Cash dividends ($0.36 per share)	—	—	(16,442)	—

Balance at December 31, 2008	$788	$498,501	$273,826	$(1,247)

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Accumulated Other	Unearned
	Comprehensive	Deferred	Treasury
	Income (Loss)	Compensation	Stock	Total
	(Dollars in Thousands, Except Per Share Data)
Balances at January 1, 2006	$(17,346)	$(6,955)	$(195,649)	$544,374
Impact of adoption of SAB 108	—	—	—	(1,101)

Comprehensive income:
Net income	—	—	—	20,597
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of deferred income tax expense of $622	1,214	—	—	1,214
Pension asset, net of deferred income tax expense of $457	706	—	—	706

Total comprehensive income	—	—	—	22,517
Purchase of treasury stock	—	—	(27,828)	(27,828)
Committed ESOP shares	—	—	—	3,877
Exercise of stock options	—	—	5,249	2,692
Share based payments	—	—	(45)	5,203
Impact of adoption of SFAS 123(R)	—	6.955	—	—
Cash dividends ($0.29 per share)	—	—	—	(15,955)

Balance at December 31, 2006	$(15,426)	—	$(218,273)	$533,779

Comprehensive income:
Net income	—	—	—	17,103
Other comprehensive income:
Net unrealized gain on securities available-for-sale, net of deferred income tax expense of $5,199	8,709	—	—	8,709
Pension asset, net of deferred income tax expense of $349	648	—	—	648

Total comprehensive income	—	—	—	26,460
Purchase of treasury stock	—	—	(120,687)	(120,687)
Committed ESOP shares	—	—	—	3,743
Exercise of stock options	—	—	4,830	1,829
Share based payments	—	—	(126)	2,138
Cash dividends ($0.33 per share)	—	—	—	(17,227)

Balance at December 31, 2007	$(6,069)	—	$(334,256)	$430,035

Comprehensive income:
Net income	—	—	—	17,156
Other comprehensive income:
Net unrealized loss on securities available-for-sale, net of deferred income tax benefit of $2,962	(5,935)	—	—	(5,935)
Pension liability, net of deferred income tax benefit of $2,365	(4,392)	—	—	(4,392)

Total comprehensive income	—	—	—	6,829
Impact of change in measurement date in accordance with SFAS 158	(8)	—	—	(226)
Purchase of treasury stock	—	—	(29,927)	(29,927)
Issuance of management recognition plan shares	—	—	403	—
Committed ESOP shares	—	—	—	3,615
Exercise of stock options	—	—	8,181	3,692
Share based payments	—	—	(254)	2,035
Cash dividends ($0.36 per share)	—	—	—	(16,442)

Balance at December 31, 2008	$(16,404)	—	$(355,853)	$399,611

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Operating activities:
Net income	$17,156	$17,103	$20,597
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for (recovery of) loan losses	1,447	(272)	632
Provision for depreciation	2,469	2,620	2,644
Amortization of other intangible assets	618	661	661
Amortization of mortgage servicing rights	2,409	1,191	1,158
Minority interest in real estate investment partnership	1	391	—
Stock-based compensation expense	5,650	5,881	9,080
Net amortization on securities	(1,482)	(1,894)	(826)
Loans originated for sale	(139,906)	(107,018)	(90,988)
Proceeds from loan sales	129,117	103,085	89,605
Net gain on sale of available-for-sale securities	(7,192)	—	(694)
Other than temporary impairment of available-for-sale securities	8,358	1,228	—
Net gain from real estate investment partnership	—	(777)	—
Gain on sales of loans originated for sale	(1,693)	(1,478)	(1,132)
Gain on sale of real estate owned	—	—	(33)
Adoption of SAB 108	—	—	(1,101)
Increase (decrease) in other liabilities	(40)	(15,517)	26,616
Decrease (increase) in other assets	(9,452)	21,415	(44,682)
Increase in accrued interest receivable	(1,908)	(1,118)	(1,787)

Net cash provided by operating activities	5,552	25,501	9,750

Investing activities:
Net purchases of investments in mutual funds	—	—	(264)
Proceeds from maturities of investment securities	29,992	—	14,721
Purchases of investment securities	(351,202)	(51,270)	—
Purchases of mortgage-related securities	(345,842)	(247,428)	(198,460)
Principal repayments on mortgage-related securities	195,480	227,041	224,693
Proceeds from sale of investment securities	392,358	—	702
Net decrease (increase) in loans receivable	160,877	26,317	(35,894)
Proceeds from real estate investment partnership	—	1,422	—
Purchase of Federal Home Loan Bank stock	—	(216)	—
Redemption of FHLB stock	—	—	2,661
Proceeds from sale of foreclosed properties	2,100	949	737
Net purchases of premises and equipment	(3,145)	(3,722)	(5,581)

Net cash provided by (used in) investing activities	80,618	(46,907)	3,315

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Financing activities:
Net cash inflows (outflows) from deposit liabilities	$34,825	$(56,070)	$65,172
Net decrease in short-term borrowings	—	(175,000)	(25,000)
Proceeds from long-term borrowings	—	657,950	398,075
Repayments on long-term borrowings	(4,488)	(275,516)	(433,846)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	114	(384)	(330)
Proceeds from exercise of stock options	3,313	1,396	1,940
Excess tax benefit from exercise of stock options	379	433	752
Cash dividends	(16,442)	(17,227)	(15,955)
Purchase of treasury stock	(29,927)	(120,687)	(27,828)

Net cash provided by (used in) financing activities	(12,226)	14,895	(37,020)

Increase (decrease) in cash and cash equivalents	73,944	(6,511)	(23,955)
Cash and cash equivalents at beginning of year	38,949	45,460	69,415

Cash and cash equivalents at end of year	$112,893	$38,949	$45,460

Supplemental information:
Interest paid on deposits and borrowings	$121,660	$102,744	$92,022
Income taxes paid	10,704	8,187	10,786
Loans transferred to foreclosed properties and repossessed assets	3,179	3,724	1,429
Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies
Business
Bank Mutual Corporation (the “Company”), a Wisconsin corporation, is a federally-registered unitary savings and loan bank holding company which holds all of the outstanding shares of Bank Mutual, a federal savings bank (the “Bank”).
The Bank is a federal savings bank offering a full range of financial services to customers who are primarily located in the state of Wisconsin. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential and commercial real estate loans, consumer loans, and commercial and industrial loans.
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. The Bank has the following wholly-owned subsidiaries: BancMutual Financial & Investment Services, Inc., Mutual Investment Corporation, MC Development Ltd., and First Northern Investments, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The Bank or its subsidiaries also own 50% interests in two entities, Savings Financial Corporation, which is accounted for using the equity method, and Arrowood Development, LLC, which is a variable interest entity and is consolidated into the financial statements as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46”).
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers federal funds sold and interest-bearing deposits that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2008 and 2007 was approximately $610 and $598, respectively.
Federal Home Loan Bank Stock
Stock of the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) is owned due to regulatory requirements and carried at cost, which is its redeemable value, and is included in other assets.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
included in interest income from investments. Realized gains and losses and declines in value judged to be other-than-temporary are included in net gain or loss on sales of securities and are based on the specific identification method.
Impairment of available-for-sale securities is evaluated considering numerous factors, and their relative significance varies case-by-case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of a security; and the Bank’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If, based upon an analysis of each of the above factors, it is determined that the impairment is other-than-temporary, the carrying value of the security is written down to fair value, and a loss is recognized through earnings.
Loans Held-for-Sale
Loans held-for-sale, which generally consist of current production of certain fixed-rate mortgage loans, are recorded at the lower of cost or market value, determined on an individual loan basis. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.
Loans Receivable and Related Interest Income
Interest on loans is accrued and credited to income as earned. Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by more than 90 days with respect to interest or principal. At that time, any accrued but uncollected interest is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Loans are generally restored to accrual status when the obligation is brought to a current status by the borrower. Loans are shown net of the allowance for loan losses.
Loan Fees and Related Costs
Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loans’ yield. The Company amortizes these amounts in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”).
Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and pools of homogenous loans, actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, peer comparisons, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
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
Mortgage Banking Loan Commitments
In connection with its mortgage banking activities, the Company enters into loan commitments to fund residential mortgage loans at specified interest rates and within specified periods of time, generally up to 60 days from the time of rate lock. A loan commitment whose loan arising from exercise of the loan commitment will be held for sale upon funding is a derivative instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.
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
Premises and Equipment
Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives (office buildings 40 to 44 years and furniture and equipment 3 to 10 years) using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or expected lease terms. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is reviewed at least annually for impairment based upon guidelines specified by SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be assessed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company determined that the consolidated entity has one operating segment and is the level for which goodwill is assessed. Other intangible assets, primarily attributed to the customer relationships acquired, are amortized over their estimated useful lives, generally seven to fifteen years. Other intangible assets are reviewed if facts and circumstances indicate that they may be impaired.
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
Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding for basic EPS calculations. Vested shares of restricted stock which have been awarded under the management recognition plan (“MRP”) provisions of the Company’s 2004 and 2001 Stock Incentive Plans are also considered outstanding for basic EPS. Non-vested MRP and stock option shares are considered dilutive potential common shares and are included in the weighted-average number of shares outstanding for diluted EPS.
Pension Costs
The Company has both defined benefit and defined contribution plans. The Company’s net periodic pension cost of the defined benefit plan consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the retirement plan, amortization of prior service cost, and amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants.
The costs associated with the defined contribution plan consist of a predetermined percentage of compensation, which is determined by the Company’s board of directors.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
Segment Information
The Company has determined that it has one reportable segment – community banking. The Company offers a range of financial products and services to external customers, including: accepting deposits from the general public; originating residential, consumer and commercial loans; and marketing annuities and other insurance products.
Stock Compensation
In May 2001, the Company shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), providing for restricted stock (“MRP”) awards of up to 1,226,977 shares. All outstanding MRPs under the 2001 Plan were fully vested by 2006 and therefore no MRPs under that plan were outstanding at December 31, 2008 and 2007. No further MRPs may be granted under the 2001 Plan.
In May 2004, the Company shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), providing for MRP awards up to 1,642,521 shares. As of December 31, 2008, 654,721 shares remain eligible for award under the 2004 Plan. The MRP grants under the 2004 Plan are being amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $1,735, $1,873, and $2,334 for the years ended December 31, 2008, 2007, and 2006, respectively. The outstanding non-vested MRP grants under the 2004 Plan had a fair value of $2,250 and an unamortized cost of $972 at December 31, 2008. The cost of these shares are expected to be recognized over a weighted-average period of 0.9 years.
The 2001 Plan also provided for the award of stock options for 4,150,122 shares. All outstanding options under the 2001 Plan are fully vested; no further options may be granted under the 2001 Plan. The 2004 Plan also provides for the award of stock options for up to 4,106,362 shares. As of December 31, 2008, options for 1,592,362 shares remain eligible for award under the 2004 Plan. Options granted under the 2004 Plan generally vest over five years from the date of grant.
The following schedule reflects activity in the Company’s vested and non-vested stock options for the years ended December 31, 2008, 2007, and 2006.

	For the Year Ended December 31
	2008		2007		2006
	Stock	Weighted	Stock	Weighted	Stock	Weighted
	Options	Avg. Cost	Options	Avg. Cost	Options	Avg. Cost
Outstanding at beginning of year	4,090,628	$7.3650	4,525,238	$7.0730	4,919,051	$6.8170
Granted	82,000	$11.6874	—	—	50,000	$12.2340
Exercised	(667,461)	$4.9956	(402,610)	$3.7620	(436,813)	$4.7236
Forfeited	(59,200)	$10.6730	(32,000)	$10.6730	(7,000)	$10.6730

Outstanding at end of year	3,445,967	$7.8763	4,090,628	$7.3650	4,525,238	$7.0730

The total intrinsic value of options outstanding as of December 31, 2008, was $12,683. The total intrinsic value of vested options as of the same date was $12,320.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
The following table summarizes activity in non-vested options during 2008.

		Weighted
		Avg. Grant
	Stock	Date Fair
	Options	Value
Non-vested options at beginning of year	906,000	$3.28
Granted	82,000	$1.85
Vested	(411,600)	$3.30
Forfeited	(59,200)	$3.30

Non-vested options at end of year	517,200	$3.03

The following table provides additional information regarding the Company’s outstanding options as of December 31, 2008.

	Non-Vested	Vested	Remaining
Exercise Price	Options	Options	Contractual Life
$ 3.2056	—	1,312,167	2.3 years
$10.6730	405,200	1,596,600	5.3 years
$12.2340	30,000	20,000	7.5 years
$11.1600	32,000	—	9.3 years
$12.0250	50,000	—	9.6 years

Total	517,200	2,928,667	4.2 years

Weighted average exercise price	$10.9244	$7.3381

During the years ended December 31, 2008, 2007, and 2006, the Company recorded stock option compensation expense of $300, $278, and $463, respectively, which approximates the total fair value of the options that vested during these periods. As of December 31, 2008, there was $281 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.3 years.
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average estimated fair values of the options granted in 2008 and 2006 were $1.85 and $2.56 per share, respectively. The following summarizes the weighted average assumptions used in the model during each year options were granted.

	2008	2007	2006

Risk-free interest rate	3.15%	NA	5.04%
Dividend yield	3.00%	NA	2.00%
Expected stock volatility	18.20%	NA	12.40%
Expected years until exercise	7.50	NA	7.50
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s stock options have characteristics significantly different from traded options and, therefore, changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
uses its actual dividend yield at the time of the grant, as well as actual U.S Treasury yields in effect at the time of the grant to estimate the risk-free rate.
The Company has no stock compensation plans that have not been approved by shareholders.
Recent Accounting Changes
In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits eligible assets and liabilities to be measured at fair value without having to apply complex hedge accounting provisions. The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008, which was the Company’s adoption date. Consequently, the Company’s adoption of SFAS 159 had no impact on the Company’s financial statements.
On September 15, 2006, FASB issued SFAS 157 “Fair Value Measurements” which gives guidance for using fair value to measure assets and liabilities and expands disclosures about the use of fair value. The Company adopted SFAS 157 on January 1, 2008. Adoption of SFAS 157 had no material effect on the financial statements. The disclosures required by SFAS 157 are included in Note 14, below.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance regarding the process of quantifying financial misstatements and addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practices for the build up of improper amounts on the balance sheet.
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
The SEC staff has indicated in SAB 108 that it does not believe that the exclusive reliance on either the rollover or iron curtain approach appropriately quantifies all misstatements that could be material to users of financial statements. The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements on the current year financial statements. The staff believes that this can be accomplished by quantifying an error under both the rollover and iron curtain approaches as described above and by evaluating the error measured under each approach. Application of the guidance is required beginning with the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 on December 31, 2006. Refer to Note 16 for the impact of SAB 108 on the Company’s consolidated financial statements.
On September 29, 2006, FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires a company to: (a) recognize in its statement of financial condition an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, and the requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
statement of financial condition is effective for fiscal years ending after December 15, 2008. The Company adopted the recognition portions of SFAS 158 as of December 2006 and it did not have a material impact on the Company’s financial position, results of operations, or liquidity. The Company adopted the measurement portions of SFAS 158 as of December 2008. Refer to “Note 10. Employee Benefit Plans,” below.
In December 2007, FASB issued SFAS 160 “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is in the process of determining the impact SFAS 160 will have on the financial statements.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for the Company on January 1, 2009 and is to be applied prospectively. However, under the transition provisions of SFAS 141(R), the new requirements related to income tax accounting in business combinations apply to all business combinations, regardless of the consummation date. SFAS 141(R) may have a significant impact to the Company depending on the nature and type of future business combinations.
In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 requires additional disclosure regarding plan assets held in an employer’s defined benefit pension or other postretirement plan to provide disclosures regarding investment allocations, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable (Level 3) inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Earlier application of the provisions of this FSP is permitted. The Company plans on adopting FSP 132(R)-1 for the year ended December 31, 2009.
Reclassifications
In 2008, the Company changed its presentation of certain items in the consolidated statements of income and cash flows. Conforming changes were also reflected via a change in presentation of 2007 and 2006 amounts. In the consolidated statements of income, the Company changed its presentation of loan fee income. This resulted in a reclassification of $533 from loan related fees and servicing revenue to loan interest income for each of the years ended December 31, 2007 and 2006, and a reclassification of $549 and $506 from loan related fees and servicing revenue to other non-interest income for the years ended December 31, 2007 and 2006, respectively. In addition, the Company changed its presentation related to the addition and amortization of mortgage servicing rights on the consolidated statements of cash flows. Previously, the Company presented $(55) and $118 as net decrease (increase) in mortgage servicing rights for the years ended December 31, 2007 and 2006. Those items are now included in the line items amortization of mortgage servicing rights and proceeds from loan sales for the years ended December 31, 2007 and 2006. This had no impact on net cash provided by operating activities.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$372,446	$7,089	$—	$379,535
Mutual funds	39,632	36	(65)	39,603
Total investment securities	412,078	7,125	(65)	419,138

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	281,652	1,367	(782)	282,237
Federal National Mortgage Association	411,528	2,534	(698)	413,364
Private label CMOs	157,706	—	(29,147)	128,559
Government National Mortgage Association	26,739	208	(240)	26,707

Total mortgage-related securities	877,625	4,109	(30,867)	850,867

Total securities available-for-sale	$1,289,703	$11,234	$(30,932)	$1,270,005

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
Mutual funds	$46,548	$2	$—	$46,550
U.S. government and federal obligations	51,270	766	—	52,036
Stock in federal agencies	1,442	44	(622)	864

Total investment securities	99,260	812	(622)	99,450

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	529,622	2,660	(7,384)	524,898
Federal National Mortgage Association	368,104	1,240	(6,007)	363,337
Private label CMOs	181,401	309	(1,072)	180,638
Government National Mortgage Association	31,786	8	(745)	31,049

Total mortgage-related securities	1,110,913	4,217	(15,208)	1,099,922

Total securities available-for-sale	$1,210,173	$5,029	$(15,830)	$1,199,372

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
2. Securities, Available-for-Sale (continued)
As of December 31, 2008, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
Mutual funds	$(65)	1	$643	$—	—	$—	$(65)	$643

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	—	—	—	(782)	38	94,959	(782)	94,959
Federal National Mortgage Association	(192)	8	12,537	(506)	40	96,429	(698)	108,966
Government National Mortgage Association	(4)	1	218	(236)	6	14,825	(240)	15,043
Private label CMOs	(6,078)	11	56,594	(23,069)	18	71,963	(29,147)	128,557

Total mortgage-related securities	(6,274)	20	69,349	(24,593)	102	278,176	(30,867)	347,525

Total	$(6,339)	21	$69,992	$(24,593)	102	$278,176	$(30,932)	$348,168

During 2008, the Company recorded an impairment of $6,916 on one of its mutual fund investments. This impairment was recorded in the consolidated statement of income for the year ended December 31, 2008. The Company believes its gross unrealized losses as of December 31, 2008, were temporary in nature.
The Company has determined that the unrealized loss reported for mortgage-backed securities is temporary. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. The Company has the positive intent and ability to hold these securities for the time necessary to recover the amortized cost.
As of December 31, 2007, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
Stock in federal agencies	$(622)	1	$818	$—	—	$—	$(622)	$818

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	—	—	—	(7,384)	106	323,393	(7,384)	323,393
Federal National Mortgage Association	(142)	2	24,575	(5,865)	80	227,448	(6,007)	252,023
Government National Mortgage Association	—	—	—	(745)	10	30,656	(745)	30,656
Private label CMOs	(253)	2	15,892	(819)	16	92,050	(1,072)	107,942

Total mortgage-related securities	(395)	4	40,467	(14,813)	212	673,547	(15,208)	714,014

Total	$(1,017)	5	$41,285	$(14,813)	212	$673,547	$(15,830)	$714,832

As of December 31, 2007, the Company determined that two investments in mutual funds that invested in mortgage-related securities had impairments equal to $1.2 million that were other-than-temporary. These impairments were

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
2. Securities, Available-for-Sale (continued)
recorded in the consolidated statement of income for the year ended December 31, 2007. The Company believes its gross unrealized losses as of December 31, 2007, were temporary in nature.
The amortized cost and fair values of securities by contractual maturity at December 31, 2008, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	85,673	86,427
Due after ten years	286,773	293,108
Mutual funds	39,632	39,603
Mortgage-related securities	877,625	850,867

Total securities available for sale	$1,289,703	$1,270,005

The following table summarizes the adjustment to other comprehensive income and the related tax effect for securities available-for-sale for each of the three years ended December 31:

	2008	2007	2006

Change in unrealized holding gain (loss):
Unrealized net gains (losses)	$(8,897)	$13,908	$1,836
Related tax expense (benefit)	(2,962)	5,199	622

Change in other comprehensive income	$(5,935)	$8,709	$1,214

Investment securities with a fair value of approximately $206,642 and $55,542 at December 31, 2008 and 2007, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable

	December 31
	2008	2007

Loans receivable consist of the following:
Permanent mortgage loans:
One- to four-family	$881,288	$1,059,307
Multi-family	190,497	206,640
Commercial real estate	275,802	202,528

Total permanent mortgages	1,347,587	1,468,475

Construction and development loans:
One- to four-family	17,349	35,040
Multi-family	71,208	58,712
Commercial real estate	70,612	76,649

Total construction and development	159,169	170,401

Total mortgage loans	1,506,756	1,638,876

Consumer loans:
Fixed equity	173,104	199,161
Home equity lines of credit	86,962	90,631
Student	21,469	21,845
Home improvement	36,023	33,604
Automobile	11,775	24,878
Other	8,740	9,439

Total consumer loans	338,073	379,558
Commercial business loans	49,623	53,784

Gross loans receivable	1,894,452	2,072,218
Undisbursed loan proceeds	(54,187)	(68,457)
Allowance for loan losses	(12,208)	(11,774)
Unearned costs and discounts, net	996	2,569

Total loans receivable, net	$1,829,053	$1,994,556

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties housing one- to four-families which are generally located in the Company’s local lending areas in Wisconsin, Michigan, and Minnesota. Non-accrual loans at December 31, 2008, were $32,513 and at December 31, 2007, were $12,340.
A summary of the activity in the allowance for loan losses follows:

	Year Ended December 31
	2008	2007	2006

Balance at beginning of year	$11,774	$12,574	$12,090
Provision for (recovery of) loan losses	1,447	(272)	632
Charge-offs	(1,058)	(623)	(367)
Recoveries	45	95	219

Balance at end of year	$12,208	$11,774	$12,574

The unpaid principal balance of loans serviced for others was $728,407 and $707,519 at December 31, 2008 and 2007, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
A loan is considered impaired when, in management’s judgment, it becomes probable that all contractual principal and interest will not be collected. The following tables present data on impaired loans:

	December 31
	2008	2007

Impaired loans for which an allowance has been provided	$16,535	$15,957
Impaired loans for which no allowance has been provided	16,554	4,286

Total loans determined to be impaired	$33,089	$20,243

Allowance for loan losses related to impaired loans	$3,351	$1,715

	Year Ended December 31
	2008	2007	2006

Average recorded investment in impaired loans	$21,396	$19,746	$6,507
Cash basis interest income recognized from impaired loans	$117	$853	$179
4. Goodwill, Other Intangible Assets, and Mortgage Servicing Rights
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Management determined that there were no goodwill impairments in 2008, 2007, or 2006. The carrying value of goodwill at the end of each of these periods was $52,570.
Other intangible assets consist of deposit base intangibles. As of December 31, 2008 and 2007, deposit base intangibles were net of accumulated amortization of $12,691 and $12,072, respectively.
The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance at December 31 is presented in the following table.

	2008	2007	2006

Mortgage servicing rights at beginning of year	$4,708	$4,653	$4,771
Additions	1,404	1,246	1,040
Amortization	(1,587)	(1,191)	(1,158)

Mortgage servicing rights at end of year	4,525	4,708	4,653
Valuation allowance	(822)	—	—

Mortgage servicing rights at end of year	$3,703	$4,708	$4,653

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2008. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
4. Goodwill, Other Intangible Assets, and Mortgage Servicing Rights (continued)
The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total

Twelve months ended December 31, 2008	$1,587	$618	$2,205

Estimate for year ending December 31:
2009	$819	$405	$1,224
2010	813	405	1,218
2011	679	405	1,084
2012	507	199	706
2013	386	140	526
Thereafter	499	255	754

Total	$3,703	$1,809	$5,512

5. Other Assets
Other assets are summarized as follows:

	December 31
	2008	2007

Accrued interest:
Mortgage-related securities	$6,669	$4,463
Investment securities	1,734	687
Loans receivable	8,130	9,475

Total accrued interest	16,533	14,625
Foreclosed properties and repossessed assets	4,768	3,687
Premises and equipment	52,209	51,628
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	51,261	48,871
Prepaid and other assets	29,763	22,608

Total other assets	$200,626	$187,511

Premises and equipment are summarized as follows:

	December 31
	2008	2007

Land and land improvements	$17,300	$16,374
Office buildings	50,177	48,933
Furniture and equipment	18,701	18,190
Leasehold improvements	1,298	1,294

Total cost	87,476	84,791
Less accumulated depreciation and amortization	35,267	33,163

Total premises and equipment	$52,209	$51,628

Depreciation expense for 2008, 2007, and 2006 was $2,469, $2,620, and $2,644, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
5. Other Assets (continued)
The Company leases various branch offices, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2017. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2008:

2009	$1,196
2010	969
2011	771
2012	676
2013	624
Thereafter	3,540

Total	$7,776

Rental expense totaled $1,238, $1,132, and $886, for 2008, 2007, and 2006, respectively.
6. Deposits Liabilities
Deposit liabilities are summarized as follows:

	December 31
	2008	2007

Checking accounts:
Non-interest-bearing	$89,106	$97,506
Interest-bearing	180,278	170,986

Total checking accounts	269,384	268,492

Money market accounts	340,827	280,442
Regular savings accounts	185,003	183,756

Certificate of deposits:
Due within one year	960,205	1,076,140
After one but within two years	243,444	261,556
After two but within three years	25,782	26,980
After three but within four years	13,742	8,971
After four but within five years	91,961	6,631
After five years	—	—

Total certificates of deposit	1,335,134	1,380,278

Total deposit liabilities	$2,130,348	$2,112,968

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more was $293,589 and $274,419 at December 31, 2008 and 2007, respectively.
Interest expense on deposits was as follows:

	Year Ended December 31
	2008	2007	2006

Interest-bearing checking accounts	$376	$351	$351
Money market accounts	8,245	8,500	7,620
Regular savings accounts	609	924	923
Certificate of deposits	55,459	66,236	59,818

Total interest expense on deposit liabilities	$64,689	$76,011	$68,712

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings
Borrowings consist of the following:

	December 31, 2008		December 31, 2007
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing in:
2008	$—	—	$1,025	5.90%
2012	100,000	4.52%	100,000	4.52
2013	278	4.17	—	—
Thereafter	807,693	4.23	811,434	4.24

Total borrowings	$907,971		$912,459

Substantially all of the Company’s FHLB advances are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. At December 31, 2008, $856,000 of the Company’s FHLB advances were redeemable on a quarterly basis at the option of the FHLB of Chicago.
The Bank is required to maintain unencumbered mortgage loans in its portfolios aggregating at least 133% of the amount of outstanding advances from the FHLB of Chicago as collateral. The Bank’s borrowings at the FHLB of Chicago are limited to the lesser of: (1) 35% of total assets; (2) twenty (20) times the FHLB of Chicago capital stock owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities. Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at December 31, 2008.
The Company has a $5,000 and a $10,000 line of credit with two financial institutions. At December 31, 2008 and 2007, no amounts were outstanding on these lines of credit.
8. Shareholders’ Equity
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2008, that the Bank met all capital adequacy requirements. Management is not aware of any conditions or events, which would change the Bank’s status as well capitalized.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
8. Shareholders’ Equity (continued)
The actual and required capital amounts and ratios as of December 31, 2008 and 2007, are presented in the following table (all dollar amounts and ratios are unaudited):

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital	$349,928	20.61%	$135,856	8.00%	$169,820	10.00%
(to risk-weighted assets)
Tier 1 capital	337,720	19.89	67,928	4.00	101,892	6.00
(to risk-weighted assets)
Tier 1 capital	337,720	9.79	138,028	4.00	172,536	5.00
(to adjusted total assets)

As of December 31, 2007:
Total capital	$337,154	19.93%	$135,334	8.00%	$169,167	10.00%
(to risk-weighted assets)
Tier 1 capital	325,380	19.23	67,667	4.00	101,500	6.00
(to risk-weighted assets)
Tier 1 capital	325,380	9.47	137,378	4.00	171,723	5.00
(to adjusted total assets)
Following are reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators (amounts are unaudited):

	December 31, 2008
	Risk-	Tier I
	Based	(Core)
	Capital	Capital

Stockholder’s equity according to the Bank’s records	$378,963	$378,963
Unrealized gains on investments	12,779	12,779
SFAS 158 adjustment	3,625	3,625
Goodwill and intangibles	(53,652)	(53,652)
Investment in “non-includable” subsidiaries	(3,773)	(3,773)
Disallowed servicing assets	(222)	(222)
Allowance for loan losses	12,208	—

Regulatory capital	$349,928	$337,720

Accumulated other comprehensive income is as follows:

	At December 31
	2008	2007

Net unrealized loss on securities available-for-sale	$(12,779)	$(6,844)
Additional minimum pension asset	(3,625)	775

Accumulated other comprehensive income (loss)	(16,404)	$(6,069)

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
9. Earnings Per Share
The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year Ended December 31
	2008	2007	2006

Basic earnings per share:
Net income	$17,156	$17,103	$20,597

Weighted average shares outstanding	47,212,574	53,593,140	58,710,159
Allocated ESOP shares during the period	327,250	327,251	327,493
Vested MRP shares during the period	186,636	189,252	277,996

Basic shares outstanding	47,726,460	54,109,643	59,315,648

Basic earnings per share	$0.36	$0.32	$0.35

Diluted earnings per share:
Net income	$17,156	$17,103	$20,597

Weighted average shares outstanding used in basic earnings per share	47,726,460	54,109,643	59,315,648
Net dilutive effect of:
Stock option shares	898,416	1,267,200	1,625,082
Non-vested MRP shares	4,363	20,947	58,881

Diluted shares outstanding	48,629,239	55,397,790	60,999,611

Diluted earnings per share	$0.35	$0.31	$0.34

The Company had stock options for 2,133,800, 2,271,000, and 50,000 shares outstanding at December 31, 2008, 2007, and 2006, respectively, which were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.75, $10.71, and $12.23, as of those same dates, respectively.
10. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $155 in 2008, $146 in 2007, and $144 in 2006.
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
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006, statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.
In December 2008 the Company adopted the measurement portions of SFAS 158 effective as of January 1, 2008. This resulted in an increase in the Company’s liabilities for its qualified pension plan and its supplemental pension plan of $347, an increase in deferred tax assets of $122, an after-tax increase to accumulated other comprehensive loss of $8, and an after tax charge to retained earnings of $218.
The changes in benefit obligations and plan assets at December 31, 2008, and, 2007, are presented in the following table. Due to the adoption of the measurement date provisions of SFAS 158, the changes in benefit obligations and plan assets for the year ended December 31, 2008, include fourteen months of activity. In 2007, the Company used October 31 as its measurement date.

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation at beginning of year	$26,863	$24,831	$6,880	$6,696
Service cost	2,033	1,789	215	173
Interest cost	1,934	1,471	491	393
Actuarial loss (gain)	329	(586)	(6)	(85)
Benefits paid	(770)	(642)	(347)	(297)

Benefit obligation at end of year	$30,389	$26,863	$7,233	$6,880

Change in Plan Assets:
Fair value of plan assets at beginning of year	$28,237	$25,965	$—	$—
Actual return on plan assets	(4,146)	2,024	—	—
Employer contributions	1,622	890	347	297
Benefits paid	(770)	(642)	(347)	(297)

Fair value of plan assets at end of year	24,943	28,237	—	—

Funded status at the end of the year	$(5,446)	$1,374	$(7,233)	$(6,880)

The underfunded status of the qualified plan and the supplemental plan at December 31, 2008, and December 31, 2007 (in the case of the supplemental plan), are recognized in the statement of financial condition as accrued pension liability, which is a component of other liabilities. The overfunded status of the qualified plan at December 31, 2007, was recognized as prepaid pension asset, which is a component of other assets.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
Amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2008 and 2007, are as follow:

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2008	2007	2008	2007

Prior service cost	$—	$18	$—	$—
Unrecognized net loss (gain)	4,192	(198)	(402)	(398)

Total	$4,192	$(180)	$(402)	$(398)

The estimated net of tax costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year will be $363 for the qualified plan.
The accumulated benefit obligations for the defined benefit pension plan were $27,954 at December 31, 2008, and $24,365 at December 31, 2007.
The assumptions used to determine the benefit obligation as of December 31 is as follows:

	2008	2007

Discount rate	6.07%	6.25%
Rate of increase in compensation levels	3.50%	3.50%
Expected long-term rate of return on plan assets (qualified plan)	7.00%	7.00%
The assumptions used to determine the net cost for the years ended December 31 is as follows:

	2008	2007	2006

Discount rate	6.25%	6.00%	5.50%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets (qualified plan)	7.00%	7.00%	7.00%
The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.
Using an actuarial measurement date of December 31, 2008 and October 31, 2006 and 2007, components of net periodic benefit cost follow:

	2008	2007	2006

Qualified Pension Plan:
Service cost	$1,743	$1,789	$1,887
Interest cost	1,657	1,471	1,289
Expected return on plan assets	(1,953)	(1,796)	(1,772)
Amortization of prior service cost	23	30	30

Net periodic cost	$1,470	$1,494	$1,434

Supplemental Pension Plan:
Service cost	$184	$173	$170
Interest cost	421	393	360
Amortization of prior service cost	—	55	70

Net periodic cost	$605	$621	$600

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
Pension plan assets which consist primarily of immediate participation guarantee contracts with an insurance company are actively managed by investment professionals.
At December 31, 2008, the projected benefit payments for each of the plans are as follows:

	Qualified	Supplemental
	Plan	Plan	Total

2009	$969	$297	$1,266
2010	1,167	760	1,927
2011	1,332	760	2,092
2012	1,518	760	2,278
2013	1,783	760	2,543
2014 – 2018	12,230	2,666	14,896

	$18,999	$6,003	$25,002

The pension plan weighted-average asset allocations at December 31, 2008 and October 31, 2007, by asset category are as follows:

	December 31	October 31
	2008	2007

Asset Category:
Equity securities	4.8%	10.2%
Immediate participation guarantee contracts	95.2	89.8

Total	100.0%	100.0%

The investment objective is to minimize risk. Asset allocation strongly favors immediate participation contracts with an insurance company. The equity securities are shares of stock issued by the insurance company when it demutualized.
The amount of the 2009 contribution will be determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2009. At this time, the amount of the 2009 contribution is not known.
The Company has a deferred retirement plan for certain non-officer directors who have provided at least five years of service. All eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. The Company has funded these arrangements through “rabbi trust” arrangements and, based on actuarial analyses, believes these obligations are adequately funded. The Company also has supplemental retirement plans for certain executives of a financial institution it acquired in 2000. Net (revenue) expense relating to these plans for the year ended December 31, 2008, 2007, and 2006 was $(86), $140, and $119, respectively.
11. Stock-Based Benefit Plans
The Company maintains an Employee Stock Ownership Plan (“ESOP”) for its employees. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. In 2000 and 2001, the ESOP borrowed a total of $8,999 and purchased 3,271,946 of the Company’s common shares on various dates in 2000, 2001, and 2002. ESOP expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. Beginning in 2001, one-tenth of the shares are scheduled to be released each year. Also, additional

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
shares may be released as the ESOP trust receives cash dividends from the unallocated shares held in the trust. ESOP expense for the years ended December 31, 2008, 2007, and 2006, was $3,615, $3,729, and $3,877, respectively.
The following table summarizes shares of Company common stock held by the ESOP at December 31.

	2008	2007	2006

Shares allocated to participants in fiscal year	327,251	327,250	327,493
Unallocated and unearned shares	453,426	780,677	1,107,927
Fair value of unearned ESOP shares	$5,233	$8,252	$13,417
12. Income Taxes
In July 2006, FASB issued its final interpretation on, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies and prescribes a threshold and measurement attributed for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not materially impact the financial condition, results of operations, or cash flows. The Company’s tax reserve liability at December 31, 2008 and 2007, was immaterial.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. The Company is no longer subject to U.S. federal and Minnesota income tax examinations by tax authorities for years prior to 2004, and for Wisconsin for years prior to 1997.
If any interest and/or penalties would be imposed by an appropriate taxing authority, the Company would report the interest component through miscellaneous operating expense and penalties through income tax expense.
The provision for income taxes consists of the following:

	Year Ended December 31
	2008	2007	2006

Current income tax expense:
Federal	$15,281	$9,566	$11,518
State	83	121	84

Current income tax expense	15,364	9,687	11,602
Deferred income tax expense (benefit):
Federal	(6,267)	(788)	(1,789)
State	(3)	(7)	(5)

Deferred income tax expense	(6,270)	(795)	(1,794)

Income tax expense	$9,094	$8,892	$9,808

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes (continued)
Income tax expense differs from the provision computed at the federal statutory corporate rate as follows:

	Year Ended December 31
	2008	2007	2006

Income before provision for income taxes	$26,250	$25,995	$30,405

Tax expense at federal statutory rate	$9,188	$9,098	$10,642
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	52	74	51
Bank owned life insurance	(873)	(887)	(399)
Executive compensation in excess of Section 162(m) limit	143	117	376
Incentive stock option expense	35	67	—
Tax returns and reserve adjustment	492	464	(930)
Other	57	(41)	68

Income tax expense	$9,094	$8,892	$9,808

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2008	2007

Deferred tax assets:
State net operating losses	$1,424	$1,814
Loan loss reserves	4,887	4,712
Pension	5,196	2,789
Deferred compensation	1,637	1,580
Restricted stock amortization	741	687
Unrealized loss on investment securities	6,919	3,957
Other-than-temporary impairment of investment securities	3,279	492
Other	839	459

Total deferred tax assets	24,922	16,490
Valuation allowance	(2,021)	(1,542)

Total deferred tax assets, net of valuation allowance	22,901	14,948

Deferred tax liabilities:
Property and equipment depreciation	854	420
FHLB stock dividends	5,130	5,130
Deferred loan fees	258	1,395
Purchase accounting adjustments	3,895	4,224
Mortgage servicing rights	1,816	1,890
Other	82	74

Total deferred tax liabilities	12,035	13,133

Net deferred tax asset	$10,866	$1,815

For state income tax purposes, certain subsidiaries have net operating loss carryovers of $26,364 available to offset against future income. The carryovers expire in the years 2009 through 2023 if unused. The Company continues to carry a valuation allowance to reduce these net operating loss carryovers, as well as certain other deferred tax assets. At December 31, 2008, the Company believed it was more likely than not that these items

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes (continued)
would not be realized. However, as time passes the Company will be able to better assess the amount of tax benefit it will realize from using these items.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates the collateral needed and creditworthiness of each customer on a case by case basis. The Company generally extends credit only on a secured basis. Collateral obtained varies, but consists principally of one- to four-family residences.
Financial instruments whose contract amounts represent credit risk are as follows:

	December 31
	2008	2007

Unused consumer lines of credit	$153,568	$153,553
Unused commercial lines of credit	21,760	20,167
Commitments to extend credit:
Fixed rate	22,690	21,487
Adjustable rate	20,585	16,353
Undisbursed commercial loans	994	6,131
Forward commitments to sell mortgage loans of $72,653 at December 31, 2008, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held-for-sale. Forward commitments at December 31, 2007, were $10,469.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
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
The following methods and assumptions are used by the Company in estimating its fair value disclosures of financial instruments:
Cash and Cash Equivalents The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets’ fair values.
Securities Available-for-Sale Fair values for these securities are based on quoted market prices or such prices of comparable instruments.
Loans Held-for-Sale The fair value of loans held-for-sale is based on the current market price for securities collateralized by similar loans.
Loans Receivable Loans receivable are segregated by type such as one- to four-family, multi-family, and commercial real estate mortgage loans, consumer loans, and commercial business loans. The fair value of each type is calculated by discounting scheduled cash flows through the expected maturity of the loans using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan type. The estimated maturity is based on the Company’s historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.
Mortgage Servicing Rights The Company has calculated the fair market value of mortgage servicing rights for those loans that are sold with servicing rights retained. For valuation purposes, loans are stratified by product type and, within product type, by interest rates. The fair value of mortgage servicing rights is based upon the present value of estimated future cash flows using current market assumptions for prepayments, servicing cost and other factors.
Federal Home Loan Bank Stock FHLB of Chicago stock is carried at cost, which is its redeemable (fair) value, since the market for this stock is restricted.
Accrued Interest Receivable and Payable The carrying values of accrued interest receivable and payable approximate their fair value.
Deposit Liabilities and Advance Payments by Borrowers for Taxes and Insurance Fair value for demand deposits equal book value. Fair values for other deposits are estimated using a discounted cash flow calculation that applies current market borrowing interest rates to a schedule of aggregated expected monthly maturities on deposits. The advance payments by borrowers for taxes and insurance are equal to their carrying amounts at the reporting date.
Borrowings The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	December 31		December 31
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$112,893	$112,893	$38,949	$38,949
Securities available-for-sale	1,270,005	1,270,005	1,199,372	1,199,372
Loans receivable, net	1,829,053	1,781,536	1,994,556	2,030,797
Loans held-for-sale	19,030	19,455	7,952	8,026
Mortgage servicing rights	3,703	4,696	4,708	7,701
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	16,532	16,532	14,625	14,625
Deposit liabilities	2,130,348	2,123,284	2,112,968	2,069,752
Advance payments by borrowers	1,929	1,929	1,815	1,815
Borrowings	907,971	1,060,896	912,459	943,526
Accrued interest payable	3,312	3,312	3,335	3,335
Excluded from the above table are off-balance-sheet items (refer to Note 13) as the fair value of these items is not significant.
As discussed in Note 1, on January 1, 2008, the Company adopted SFAS 157, which requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3).
The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company’s assets and liabilities as of December 31, 2008, that are measured at fair value on a recurring basis.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total

Securities available-for-sale:
Investment securities	$39,603	$379,535	—	$419,138
Mortgage-related securities	—	850,867	—	850,867

Total securities available for sale	$39,603	$1,230,402	—	$1,270,005

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
For purposes of the impairment testing of mortgage servicing rights, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements (refer to Note 1 for additional discussion). Although not included in the above table, the Company considers the fair value of mortgage servicing rights to be Level 3 in the fair value hierarchy. Pools determined to be impaired at December 31, 2008, had an amortized cost basis of $2,447 and a fair value of $1,625 as of that date. Accordingly, the Company recorded a valuation allowance of $822 as of December 31, 2008, as well as a corresponding charge to earnings during the twelve months then ended. Refer to Note 4 for additional disclosures related to mortgage servicing rights.
Loans held-for-sale are recorded at lower of cost or market and therefore are reported at fair value on a non-recurring basis. Such fair values are generally based on bids and are considered to be Level 2 in the fair value hierarchy. For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the collateral value method) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the discounted cash flow method). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $3,351 was recorded for loans with a recorded investment of $16,554 at December 31, 2008. Refer to Note 3 for additional discussion.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts
15. Condensed Parent Company Only Financial Statements
STATEMENT OF FINANCIAL CONDITION

	December 31
	2008	2007

Assets
Cash and cash equivalents	$17,235	$25,709
Investment in subsidiary	378,963	377,428
Due from subsidiaries	—	24,661
Receivable from ESOP	1,247	2,147
Other assets	2,166	1,191

Total assets	$399,611	$431,136

Liabilities and shareholders’ equity
Other liabilities	$—	$1,101

Shareholders’ equity:
Common stock – $.01 par value:
Authorized – 200,000,000 shares in 2008 and 2007 Issued – 78,783,849 shares in 2008 and 2007 Outstanding – 47,686,759 in 2008 and 49,834,756 shares in 2007	788	788
Additional paid-in capital	498,501	498,408
Retained earnings	273,826	273,330
Unearned ESOP shares	(1,247)	(2,166)
Accumulated other comprehensive income	(16,404)	(6,069)
Treasury stock – 31,097,090 shares in 2008 and 28,949,093 shares in 2007	(355,853)	(334,256)

Total shareholders’ equity	399,611	430,035

Total liabilities and shareholders’ equity	$399,611	$431,136

STATEMENT OF INCOME

	Year ended December 31
	2008	2007	2006

Total income	$354	$1,627	$2,330
Total expenses	1,460	1,430	1,466

Income (loss) before income taxes	(1,106)	197	864
Income tax expense (benefit)	(387)	67	347

Income (loss) before equity in earnings of subsidiary	(719)	130	517
Equity in earnings of subsidiary	17,875	16,973	20,080

Net income	$17,156	$17,103	$20,597

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
15. Condensed Parent Company Only Financial Statements (continued)
STATEMENT OF CASH FLOWS

	Year ended December 31
	2008	2007	2006

Operating activities:
Net income	$17,156	$17,103	$20,597
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in earnings of Bank subsidiary	(17,875)	(16,973)	(20,080)
Stock-based compensation	248	546	608
Adoption of SAB 108	—	—	(1,101)
Change in other operating activities and liabilities	(2,076)	1,582	(1,207)

Net cash provided (used) by operating activities	(2,547)	2,258	(1,183)

Investing activities:
Dividends from Bank subsidiary	26,400	100,200	21,200
Other investing activities	(547)	33	1,619

Net cash provided by investing activities	25,853	100,233	22,819

Financing activities:
Cash dividends	(16,442)	(17,227)	(15,955)
Purchase of treasury stock	(29,927)	(120,687)	(27,828)
Proceeds from exercise of stock options	3,313	1,396	1,940
Excess tax benefit from exercise of stock options	379	433	752
Cash received for MRP grants from Bank subsidiary	9,997	—	—
Payments received on ESOP	900	900	900

Net cash used in financing activities	(31,780)	(135,185)	(40,191)

Decrease in cash and cash equivalents	(8,474)	(32,694)	(18,555)
Cash and cash equivalents at beginning of year	25,709	58,403	76,958

Cash and cash equivalents at end of year	$17,235	$25,709	$58,403

16. SEC Staff Accounting Bulletin No. 108 (“SAB 108”)
In accordance with SAB 108, the Company decreased its January 1, 2006, retained earnings by $1,101, which decreased shareholders’ equity to $543,273 from $544,374 at that date. This $1,101 cumulative adjustment was the result of accounting errors related to the non-qualified pension plans. A prepaid benefit asset of $1,626 was eliminated and a deferred tax asset of $525 was created. These errors caused immaterial understatements in prior years of pension expense, but the cumulative effect of correcting these errors was material to the 2006 consolidated financial statement.
In evaluating materiality and determining the appropriateness of applying SAB 108 to these errors, the Company considered materiality both qualitatively and quantitatively as proscribed by the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”). Evaluation of materiality requires the Company to consider all the relevant circumstances including qualitative factors which may cause misstatements of quantitatively small amounts to be material.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
(Dollars in Thousands, Except Per Share Amounts)
17. Subsequent Event
Effective January 1, 2009, Wisconsin tax law was amended to significantly restrict the tax benefits of out-of-state investment subsidiaries such as Mutual Investment Corporation and First Northern Investments, Inc., which are wholly-owned subsidiaries of the Bank. Prior to 2009, the state of Wisconsin imposed a corporate franchise tax on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding these subsidiaries. However, beginning in 2009 the Company’s consolidated income tax group will be subject to combined reporting. The impact of this change on the Company’s future net income depends on the Company’s future taxable income. However, if the Company had been required to file a combined Wisconsin income tax return in 2008, management estimates the Company’s net income in 2008 would have been approximately $1.3 million or $0.03 per basic share and $0.02 per diluted share lower than that which was reported in that period.
As of December 31, 2008, the Company had Wisconsin net operating loss carryovers available to offset against future taxable income. The Company carried a full valuation allowance to reduce these net operating loss carryovers as of that date. As a result of the change in Wisconsin tax law to combined reporting, the Company may be able to realize some or all of these net operating loss carryovers in future periods. The Company has not completed the complex analysis necessary to determine the favorable one-time impact this event may have on its future operations or financial condition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Incorporated by reference from Item 4.01 of the Company’s Current Report on Form 8-K dated March 7, 2008. See also “Independent Registered Public Accounting Firm – Change in Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 6, 2008.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Change in Internal Control Over Financial Reporting
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
Management’s Report on Internal Control Over Financial Reporting
The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon their assessment and those criteria, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of its audit, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That attestation report can be found on the following page as part of this Item 9A.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Bank Mutual Corporation
Milwaukee, Wisconsin
We have audited the internal control over financial reporting of Bank Mutual Corporation and Subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assertion of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 4, 2009, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 4, 2009

Item 9B. Other Information
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
Information in response to this item is incorporated herein by reference to “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 4, 2009 (the “2009 Annual Meeting Proxy Statement”).
Item 11. Executive Compensation
Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Directors’ Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation,” in the 2009 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2009 Annual Meeting Proxy Statement.
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2008.

Number of securities
remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by security holders	3,445,967	$7.8763	2,247,083

Equity compensation plans not approved by security holders	None	None	None

(1)	Represents options granted under the 2001 Plan or 2004 Plan, which plans were approved by Company shareholders in 2001 and 2004, respectively.

(2)	Represents options or restricted stock which may be granted under the 2004 Plan. No further awards may be made under the 2001 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” and “Certain Transactions and Relationships with the Company” in the 2009 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2009 Annual Meeting Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the Report:
1. and 2. Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of the Company and subsidiaries are filed as part of this report under Part II, Item 8, “Financial Statements and Supplementary Data”:
•	Reports of Deloitte & Touche LLP and Ernst & Young LLP, Independent Registered Public Accounting Firms, on consolidated financial statements.

•	Consolidated Statements of Financial Condition – As of December 31, 2008 and 2007.

•	Consolidated Statements of Income — Years Ended December 31, 2008, 2007 and 2006.

•	Consolidated Statements of Changes In Shareholders’ Equity — Years Ended December 31, 2008, 2007 and 2006.

•	Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006.

•	Notes to Consolidated Financial Statements.
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
March 4, 2009

	By:	/s/ Michael T. Crowley, Jr. Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY
     Each person whose signature appears below hereby authorizes Michael T. Crowley, Jr., and Marlene M. Scholz, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*
Signature and Title

/s/ Michael T. Crowley, Jr.	/s/ Raymond W. Dwyer, Jr.

Michael T. Crowley, Jr., Chairman, President,	Raymond W. Dwyer, Jr., Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael W. Dosland	/s/ Mark C. Herr

Senior Vice President and Chief Financial Officer	Mark C. Herr, Director
(Principal Financial Officer)

/s/ Marlene M. Scholz	/s/ Thomas J. Lopina, Sr.

Marlene M. Scholz, Senior Vice President and Controller	Thomas J. Lopina, Sr., Director
(Principal Accounting Officer)

/s/ David C. Boerke	/s/ William J. Mielke

David C. Boerke, Director	William J. Mielke, Director

/s/ Richard A. Brown	/s/ Robert B. Olson

Richard A. Brown, Director	Robert B. Olson, Director

/s/ Thomas H. Buestrin	/s/ Jelmer G. Swoboda

Thomas H. Buestrin, Director	Jelmer G. Swoboda, Director

*	Each of the above signatures is affixed as of March 4, 2009.

BANK MUTUAL CORPORATION
(“Bank Mutual Corporation” or the “Company”)**
Commission File No. 000-32107
EXHIBIT INDEX
TO
2008 REPORT ON FORM 10-K
The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2008:

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company’s Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Mutual Savings Bank Outside Directors’ Retirement Plan***	Exhibit 10.2 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan	Exhibit 10.3 to 2000 S-1

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (continuing , as amended, through 2011)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6*	Form of Employment Agreements of Mr. Maurer, Ms. Scholz, Mr. Anderegg, and Mr. Callen with Mutual Savings Bank, each dated as of January 1, 2001 (continuing through 2009)	Exhibit 10.7 to 2000 S-1

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith

10.7(a)*	Employment Agreement between First Northern Savings Bank and Rick B. Colberg dated as of November 1, 2000 (continued, as amended, through 2007) [terminated upon his retirement in January 2008]	Exhibit 10.9 to Bank Mutual’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 10-K”)

10.7(b)*	Amendment thereto, dated as of August 2, 2002	Exhibit 10.9(b) to 2003 10-K

10.7(c)*	Second Amendment thereto, dated as of August 19, 2003	Exhibit 10.9(c) to 2003 10-K

10.8(a)*	Form of Supplemental Retirement Agreement dated as of January 1, 1994 between First Northern Savings Bank and Rick B. Colberg	Exhibit 10.11(a) to 2000 10-K

10.8(b)*	Form of Amendment No. 1 thereto dated as of September 20, 1995	Exhibit 10.11(b) to 2000 10-K

10.8(c)*	Form of Amendment No. 2 thereto, dated as of October 15, 1998	Exhibit 10.6.4 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (“FNCC 1998 10-K”)

10.9(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to 2000 10-K

10.9(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to FNCC 1998 10-K

10.10*	Bank Mutual Corporation 2001 Stock Incentive Plan, as amended May 7, 2002 (superseded, except as to outstanding awards)	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.11(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Exhibit A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.11(b)*	Form of Option Agreement thereunder — Bank Mutual Corporation Director Stock Option Agreement	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 (6-30-04 10-Q”)

10.11(c)*	Form of Option Agreement thereunder — Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.1(c ) to the 6-30-04 10-Q

10.11(d)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6-30-04 10-Q

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith

10.11(e)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6-30-04 10-Q

10.12*	Mutual Savings Bank/First Northern Savings Bank Management Incentive Compensation Plan	Exhibit 10.12(b) to Post-Effective Amendment No. 1 to 2000 S-1

10.13(a)*	Employment Agreement of Mr. Dosland with Bank Mutual dated as of August 18, 2008	Exhibit 10.1 to the Company’s Report on Form 8-K dated August 19, 2008

10.13(b)*	Amendment to Employment Agreement dated August 18, 2008, between Bank Mutual and Michael W. Dosland	Exhibit 10.2 to the Company’s Report on Form 8-K dated August 19, 2008

21.1	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

23.2	Consent of Ernst & Young LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President, and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman, President, and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X
Notes to Exhibit Index

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K

**	As used in this Exhibit Index, references to Bank Mutual Corporation and the Company also include, where appropriate, Bank Mutual Corporation, a federally-chartered corporation and the predecessor of the current registrant.

***	Mutual Savings Bank is now known as “Bank Mutual.”