Form 10-Q
period 2009-03-31
BANK MUTUAL CORP
filed 2009-05-07
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock $0.01 par value per share, was 46,877,638 shares, at May 7, 2009.

BANK MUTUAL CORPORATION
FORM 10-Q QUARTERLY REPORT

PART I
Item 1. Financial Statements
Bank Mutual Corporation and Subsidiaries
Unaudited Consolidated Statements of Financial Condition

	March 31	December 31
	2009	2008
	(Dollars in Thousands)

Assets
Cash and due from banks	$50,918	$41,017
Interest-earning deposits	100,458	71,876

Cash and cash equivalents	151,376	112,893
Securities available-for-sale, at fair value:
Investment securities	373,884	419,138
Mortgage-related securities	973,290	850,867
Loans held for sale	44,653	19,030
Loans receivable, net	1,709,698	1,829,053
Goodwill	52,570	52,570
Other intangible assets	1,708	1,809
Mortgage servicing rights, net	4,677	3,703
Other assets	206,446	200,626

Total assets	$3,518,302	$3,489,689

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$2,150,882	$2,128,277
Borrowings	907,726	907,971
Advance payments by borrowers for taxes and insurance	11,337	1,929
Other liabilities	45,573	48,977

Total liabilities	3,115,518	3,087,154

Shareholders’ equity:
Preferred stock — $.01 par value:
Authorized— 20,000,000 shares in 2009 and 2008 Issued and outstanding — none in 2009 and 2008	—	—
Common stock — $.01 par value:
Authorized— 200,000,000 shares in 2009 and 2008 Issued — 78,783,849 shares in 2009 and 2008 Outstanding — 46,877,638 shares in 2009 and 47,686,759 in 2008	788	788
Additional paid-in capital	499,172	498,501
Retained earnings	276,755	273,826
Unearned ESOP shares	(1,022)	(1,247)
Accumulated other comprehensive loss	(13,180)	(16,404)
Treasury stock — 31,906,211 shares in 2009 and 31,097,090 in 2008	(362,654)	(355,853)

Total shareholders’ equity	399,859	399,611
Non-controlling interest in real estate partnership	2,925	2,924

Total shareholders’ equity including non-controlling interest	402,784	402,535

Total liabilities and shareholders’ equity	$3,518,302	$3,489,689

Refer to Notes to Unaudited Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Consolidated Statements of Income

	Three Months Ended March 31
	2009	2008
	(Dollars in Thousands,
	Except Per Share Data)
Interest income:
Loans	$26,230	$30,111
Investment securities	5,207	2,030
Mortgage-related securities	10,498	12,650
Interest-earning deposits	51	476

Total interest income	41,986	45,267

Interest expense:
Deposit liabilities	13,114	18,399
Borrowings	9,678	9,838
Advance payments by borrowers for taxes and insurance	1	2

Total interest expense	22,793	28,239

Net interest income	19,193	17,028
Provision for loan losses	3,161	156

Net interest income after provision for loan losses	16,032	16,872

Non-interest income:
Service charges on deposits	1,446	1,518
Brokerage and insurance commissions	662	655
Loan related fees and servicing revenue, net	(332)	(64)
Gain on investments, net	2,062	1,470
Gain on loan sales activities, net	3,832	810
Other non-interest income	1,615	1,902

Total non-interest income	9,285	6,291

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	9,966	9,318
Occupancy and equipment	3,184	2,937
Amortization of other intangible assets	101	165
Other non-interest expense	3,208	3,181

Total non-interest expenses	16,459	15,601

Income before income taxes	8,858	7,562
Income tax expense	1,669	2,501

Net income before non-controlling interest	7,189	5,061
Net (income) loss attributable to non-controlling interest	(1)	1

Net income	$7,188	$5,062

Per share data:
Earnings per share — basic	$0.15	$0.11

Earnings per share — diluted	$0.15	$0.10

Cash dividends per share paid	$0.09	$0.09

Refer to Notes to Unaudited Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated		Non-Controlling
		Additional		Unearned	Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total

	(Dollars in Thousands, Except Per Share Data)

Balance at January 1, 2009	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535

Comprehensive income:
Net income	—	—	7,188	—	—	—	—	7,188
Net income attributable to non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $1,477	—	—	—	—	3,224	—	—	3,224

Total comprehensive income	—	—	—	—	—	—	—	10,413

Purchase of treasury stock	—	—	—	—	—	(7,478)	—	(7,478)
Committed ESOP shares	—	513	—	225	—	—	—	738
Exercise of stock options	—	(423)	—	—	—	677	—	254
Share based payments	—	581	—	—	—	—	—	581
Cash dividends ($0.09 per share)	—	—	(4,259)	—	—	—	—	(4,259)

Balance at March 31, 2009	$788	$499,172	$276,755	$(1,022)	$(13,180)	$(362,654)	$2,925	$402,784

Balance at January 1, 2008	$788	$498,408	$273,330	$(2,166)	$(6,069)	$(334,256)	$2,910	$432,945

Comprehensive income:
Net income	—	—	5,062	—	—	—	—	5,062
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(1)	(1)
Other comprehensive income:
Change in net unrealized gain on securities available-for sale, net of deferred income taxes of $6,705	—	—	—	—	11,308	—	—	11,308

Total comprehensive income	—	—	—	—	—	—	—	16,369

Purchase of treasury stock	—	—	—	—	—	(21,918)	—	(21,918)
Committed ESOP shares	—	679	—	225	—	—	—	904
Exercise of stock options	—	(2,002)	—	—	—	3,481	—	1,479
Share based payments	—	591	—	—	—	—	—	591
Cash dividends ($0.09 per share)	—	—	(4,419)	—	—	—	—	(4,419)

Balance at March 31, 2008	$788	$497,676	$273,973	$(1,941)	$5,239	$(352,693)	$2,909	$425,951

Refer to Notes to Unaudited Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2009	2008
	(Dollars in Thousands)
Operating activities:
Net income	$7,188	$5,062
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for loan losses	3,161	156
Provision for depreciation	617	632
Amortization of intangibles	101	166
Amortization of mortgage servicing rights	1,023	470
Increase (decrease) in valuation allowance on MSRs	(120)	174
Stock-based compensation expense	1,319	1,324
Net amortization on securities	(201)	(543)
Loans originated for sale	(208,294)	(59,270)
Proceeds from loan sales	184,626	57,846
Gain on loan sales activities	(3,832)	(810)
Net gain on sale of available-for-sale securities	(2,893)	(1,470)
Other-than-temporary impairment of available-for-sale securities	831	—
Decrease in other liabilities	(4,881)	(9,181)
Decrease (increase) in other assets	(2,632)	4,401
Decrease in accrued interest receivable	37	72

Net cash used in operating activities	(23,950)	(971)

Investing activities:
Proceeds from maturities of investment securities	40,517	—
Purchases of investment securities	(3,982)	(126,293)
Purchases of mortgage-related securities	(323,220)	(68,490)
Principal repayments on mortgage-related securities	61,366	52,828
Proceeds from sale of investment securities	155,114	115,487
Net decrease in loans receivable	111,361	74,580
Proceeds from sale of foreclosed properties	1,419	448
Net purchases of premises and equipment	(428)	(495)

Net cash provided by investing activities	42,147	48,065

Bank Mutual Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31
	2009	2008
	(Dollars in Thousands)
Financing activities:
Net increase in deposits liabilities	$22,605	$58,026
Repayments of long-term borrowings	(245)	(1,261)
Net increase in advance payments by borrowers for taxes and insurance	9,408	9,612
Proceeds from exercise of stock options	190	1,445
Excess tax benefit from exercise of stock options	64	205
Cash dividends	(4,259)	(4,419)
Increase (decrease) in non-controlling interest in real estate partnership	1	(1)
Purchase of treasury stock	(7,478)	(21,918)

Net cash provided by financing activities	20,286	41,689

Increase in cash and cash equivalents	38,483	88,783
Cash and cash equivalents at beginning of period	112,893	38,949

Cash and cash equivalents at end of period	$151,376	$127,732

Supplemental information:
Interest paid on deposit liabilities and borrowings	$21,782	$32,490
Income taxes paid	2,000	340
Loans transferred to foreclosed properties and repossessed assets	4,833	1,210
Refer to Notes to Unaudited Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation
The Unaudited Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.
The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
In 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows eligible assets and liabilities to be measured at fair value without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company as of January 1, 2008. As of that date, the Company elected not to apply SFAS 159 to any of its financial assets or financial liabilities. Effective January 1, 2009, the Company elected to measure at fair value fixed-rate, 15- and 30-year, one- to four-family mortgage loans originated after that date that the Company intends to sell in the secondary market (i.e., loans held for sale). The Company believes this change more appropriately matches the accounting treatment of loans held for sale with the accounting treatment of the financial instruments the Company uses to hedge its exposure to market risk in such loans. Prior to 2009, loans held for sale were carried at the “lower of cost or market.” Additional disclosures related to this accounting change are provided in Note 3, “Fair Value of Financial Instruments,” below.
In 2007 FASB issued SFAS 160, “Non-Controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 established new accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of certain subsidiaries. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company applied the provisions of SFAS 160 effective January 1, 2009. SFAS 160 did not have a material impact on the Company’s financial condition, results of operations, or liquidity, although it affects how these matters are presented in the financial statements.
On April 9, 2009, FASB issued three FASB Staff Positions (“FSPs”): FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments;” FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;” and FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected not to adopt these FSPs early. FSP FAS 107-1 is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity, although it will affect the disclosure frequency of the fair value of financial instruments. With respect to FSPs FAS 115-2 and FAS 157-4, the Company has not completed the complex analysis necessary to determine the impact these FSPs will have on the Company’s financial condition, results of operations, or liquidity.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation (continued)
The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Part II, Item 7, of its 2008 Annual Report on Form 10-K, as well as Note 1 of the Company’s Audited Consolidated Financial Statements contained in the same Form 10-K.
Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company’s financial condition and results of operations for the three month periods ended March 31, 2009 and 2008, can be found in Part I, Item 2, of this Form 10-Q, under the headings entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality.” In addition, refer to Note 5, “Loans Receivable,” below.
Significant judgments and/or estimates are also made in accounting for the Company’s mortgage servicing rights (“MSRs”), goodwill, and other-than-temporary impairment (“OTTI”) of its securities available-for-sale. In the judgment of management there has been no change in the status of the Company’s goodwill during the three month period ended March 31, 2009. Information regarding the impact MSRs and OTTI have had on the Company’s financial condition and results of operations for the three month periods ended March 31, 2009 and 2008, can be found in Note 6, “Other Intangible Assets and Mortgage Servicing Rights,” and Note 2, “Securities Available-for-Sale,” below.
Management also makes judgments and estimates related to its assessment of the Company’s tax assets and liabilities. Information relating to the impact tax assets and liabilities have had on the Company’s financial condition and results of operations for the three month periods ended March 31, 2009 and 2008, can be found in Part I, Item 2, of this Form 10-Q, under the heading entitled “Results of Operations—Income Taxes.”

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$335,936	$660	$(1,622)	$334,974
Mutual funds	38,801	181	(72)	38,910

Total investment securities	374,737	841	(1,694)	373,884

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	407,705	5,350	(488)	412,567
Federal National Mortgage Association	404,331	5,096	(1,373)	408,054
Private-label CMOs	149,508	—	(23,206)	126,302
Government National Mortgage Association	25,890	477	—	26,367

Total mortgage-related securities	987,434	10,923	(25,067)	973,290

Total securities available-for-sale	$1,362,171	$11,764	$(26,761)	$1,347,174

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$372,446	$7,089	—	$379,535
Mutual funds	39,632	36	$(65)	39,603

Total investment securities	412,078	7,125	(65)	419,138

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	281,652	1,367	(782)	282,237
Federal National Mortgage Association	411,528	2,534	(698)	413,364
Private-label CMOs	157,760	—	(29,147)	128,559
Government National Mortgage Association	26,739	208	(240)	26,707

Total mortgage-related securities	877,625	4,109	(30,867)	850,867

Total securities available-for-sale	$1,289,703	$11,234	$(30,932)	$1,270,005

During the three months ended March 31, 2009, the Company recorded an additional impairment of $831 on one of its mutual fund investments. This impairment was included as a component of net gain on investments in the income statement for the three months ended March 31, 2009. The Company believes its gross unrealized losses on its investment securities as of March 31, 2009, and December 31, 2008, were temporary in nature.
The Company has determined that the unrealized losses reported for its mortgage-related securities as of March 31, 2009 and 2008, were temporary. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. The Company has the positive intent and ability to hold these securities for the time necessary to recover the amortized cost.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
The amortized cost and fair values of securities by contractual maturity at March 31, 2009, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	—	—
Due after one year through five years	—	—
Due after five years through ten years	$53,161	$53,484
Due after ten years	282,775	281,490
Mutual funds	38,801	38,910
Mortgage-related securities	987,434	973,290

Total securities available-for-sale	$1,362,171	$1,347,174

3. Fair Value of Financial Instruments
The Company adopted SFAS 157, “Fair Value Measurements,” on January 1, 2008. Adoption of SFAS 157 had no material effect on the Company’s financial statements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing its financial assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3).
The following table sets forth by level within the fair value hierarchy (i.e., Level 1, 2, or 3) the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2009. The Company’s financial liabilities accounted for at fair value were a negligible amount as of March 31, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
3. Fair Value of Financial Instruments (continued)

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total

Securities available-for-sale:
Investment securities	$38,910	$334,974	—	$373,884
Mortgage-related securities	—	973,290	—	973,290
Loans held for sale	—	44,653	—	44,653
As described in Note 1, “Basis of Presentation,” the Company elected to measure at fair value its loans held for sale that were originated after January 1, 2009. Loans held for sale were $44,653 at March 31, 2009, and consisted almost entirely of loans originated after January 1, 2009. Included in loans held for sale as of March 31, 2009, was an unrealized gain of $940. This unrealized gain was included as a component of net gain on loan sale activities for the three months ended March 31, 2009.
4. Derivative Financial Instruments
The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held for sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”). Such forward commitments are also considered to be derivative instruments. These derivatives are not designated as accounting hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, changes in the fair value of the derivative instruments are recognized currently through earnings.
During the three month periods ended March 31, 2009 and 2008, net unrealized gains of $218 and $17 were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains (losses) of $940 and $(4) on loans held for sale that were also included in net gain on loan sales activities during the same periods, respectively.
The following table summarizes the Company’s derivative assets and liabilities at March 31, 2009, December 31, 2008, and March 31, 2008.

	March 31, 2009		December 31, 2008		March 31, 2008
	Notional		Notional		Notional
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Interest rate lock commitments	$119,216	$1,887	$74,298	$1,025	$16,636	$72
Forward commitments	139,615	(1,669)	69,587	(628)	22,969	(55)

Net unrealized gain (loss)		$218		$397		$17

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
4. Derivative Financial Instruments (continued)
Other assets include unrealized gains on IRLCs of $1,887 and $1,025 as of March 31, 2009, and December 31, 2008, respectively. Other liabilities include unrealized losses on forward commitments of $1,669 and $628 as of these same dates, respectively.
5. Loans Receivable
Loans receivable consist of the following:

	March 31	December 31
	2009	2008

Permanent mortgage loans:
One- to four-family	$804,973	$881,288
Multi-family	179,811	190,497
Commercial real estate	266,961	275,802

Total permanent mortgages	1,251,745	1,347,587

Construction and development loans:
One- to four-family	11,381	17,349
Multi-family	77,540	71,208
Commercial real estate	66,552	70,612

Total construction and development	155,473	159,169

Total real estate mortgage loans	1,407,218	1,506,756

Consumer loans:
Fixed home equity	156,203	173,104
Home equity lines of credit	85,598	86,962
Student	21,000	21,469
Home improvement	33,297	36,023
Automobile	9,470	11,775
Other consumer	8,608	8,740

Total consumer loans	314,176	338,073
Commercial business loans	50,321	49,623

Total loans receivable	1,771,715	1,894,452
Undisbursed loan proceeds	(49,090)	(54,187)
Allowance for loan losses	(13,514)	(12,208)
Unearned loan fees and discounts	587	996

Total loans receivable, net	$1,709,698	$1,829,053

The Company’s mortgage loans and home equity loans are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
6. Other Intangible Assets and Mortgage Servicing Rights
Other intangible assets consist of deposit base intangibles. As of March 31, 2009, and December 31, 2008, deposit base intangibles were net of accumulated amortization of $12,792 and $12,691, respectively.
The following table presents the activity in the Company’s MSRs for the periods indicated.

	Three Months Ended March 31
	2009	2008

MSRs at beginning of the period	$4,525	$4,708
Additions	1,877	638
Amortization	(1,023)	(470)

MSRs at end of period	5,379	4,876
Valuation allowance	(702)	(174)

MSRs at end of the period, net	$4,677	$4,702

The projections of amortization expense shown below for MSRs are based on existing asset balances and the existing interest rate environment as of March 31, 2009. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.
The following table shows the current period and estimated future amortization expense for MSRs and deposit base intangibles:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total

Three months ended March 31, 2009 (actual)	$1,023	$101	$1,124

Estimate for nine months ended December 31, 2009	$710	$304	$1,014
Estimate for year ended December 31:
2010	938	405	1,343
2011	809	405	1,214
2012	643	199	842
2013	530	140	670
2014	431	140	571
Thereafter	616	115	731

Total	$4,677	$1,708	$6,385

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
7. Other Assets
Other assets are summarized as follows:

	March 31	December 31
	2009	2008

Accrued interest:
Mortgage-related securities	$6,234	$6,669
Investment securities	2,017	1,734
Loans receivable	8,245	8,130

Total accrued interest	16,496	16,533
Foreclosed properties and repossessed assets	8,175	4,768
Premises and equipment, net	52,007	52,209
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	51,750	51,261
Prepaid and other	31,926	29,763

Total other assets	$206,446	$200,626

8. Deposit Liabilities
Deposit liabilities are summarized as follows:

	March 31	December 31
	2009	2008

Checking accounts:
Non-interest-bearing	$88,288	$89,106
Interest-bearing	177,657	180,269

Total checking accounts	265,945	269,375

Money market accounts	350,723	340,631
Savings accounts	197,418	185,003

Certificates of deposit:
Due within one year	1,003,764	958,863
After one but within two years	191,600	243,104
After two but within three years	23,082	25,746
After three but within four years	46,714	13,723
After four but within five years	71,636	91,832
After five years	—	—

Total certificates of deposits	1,336,796	1,333,268

Total deposit liabilities	$2,150,882	$2,128,277

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
9. Borrowings
Borrowings consist of the following:

	March 31, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	275	4.17	278	4.17
Thereafter	807,451	4.23	807,693	4.23

Total borrowings	$907,726		$907,971

Substantially all of the Company’s advances from the Federal Home Loan Bank (“FHLB”) of Chicago are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. At March 31, 2009, $856,000 of the Company’s FHLB of Chicago advances were redeemable on a quarterly basis at the option of the FHLB of Chicago.
The Company is required to maintain certain unencumbered mortgage loans and certain mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Total advances from the FHLB of Chicago are limited to the lesser of: (1) 35% of the Bank’s total assets; (2) twenty times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities. Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at March 31, 2009.
10. Shareholders’ Equity
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of March 31, 2009, that the Bank met or exceeded all capital adequacy requirements to which it is subject.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
10. Shareholders’ Equity (continued)
The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of March 31, 2009:

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$355,376	20.55%	$138,342	8.00%	$172,928	10.00%
Tier 1 capital (to risk-weighted assets)	341,863	19.77	69,171	4.00	103,757	6.00
Tier 1 capital (to adjusted total assets)	341,863	9.83	139,172	4.00	173,965	5.00
The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”
11. Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended March 31
	2009	2008

Basic earnings per share:
Net income	$7,188	$5,062

Weighted average shares outstanding	46,731,251	47,736,988
Allocated ESOP shares for period	81,813	81,813
Vested MRP shares for period	42,819	58,524

Basic shares outstanding	46,855,883	47,877,325

Basic earnings per share	$0.15	$0.11

Diluted Earnings Per Share:
Net income	$7,188	$5,062

Weighted average shares used in basic earnings per share	46,855,883	47,877,325
Dilutive effect of:
Stock option shares	662,169	1,042,492
Unvested MRP shares	—	6,228

Diluted shares outstanding	47,518,052	48,926,045

Diluted earnings per share	$0.15	$0.10

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
11. Earnings Per Share (continued)
The Company had stock options for 2,132,600 shares outstanding as of March 31, 2009, and for 50,000 shares as of March 31, 2008, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.75 and $12.23 per share as of those dates, respectively.
12. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $50 and $43 during the three months ended March 31, 2009 and 2008, respectively.
The Company also has a defined benefit pension plan covering employees meeting certain minimum age and service requirements and a non-qualified supplemental pension plan for certain qualifying employees. The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years that produces the highest average. The Company’s funding policy for the qualified plan is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.
The following tables set forth the plans’ net periodic benefit cost:

	Qualified Plan		Supplemental Plan
	For the Three Months		For the Three Months
	Ended March 31		Ended March 31
	2009	2008	2009	2008

Service cost	$441	$436	$49	$46
Interest cost	455	414	108	105
Expected return on plan assets	(430)	(488)	—	—
Amortization of prior service cost	140	6	—	—

Net periodic benefit cost	$606	$368	$157	$151

The amount of the 2009 contribution will be determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2009. At this time, the amount of the 2009 contribution is not known.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
13. Stock-Based Benefit Plans
In 2001 the Company’s shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), which provided for stock option awards of up to 4,150,122 shares. Options granted under the 2001 Plan vested over five years and had expiration terms of ten years. All options awarded under the 2001 Plan are fully vested and no further options may be granted under the plan. The 2001 Plan also provided for restricted stock (“MRP”) awards of up to 1,226,977 shares. All MRPs awarded under the 2001 Plan are fully vested and no further MRPs may be granted under the plan.
In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of March 31, 2009, 654,721 MRP shares and options for 1,592,362 shares remain eligible for award under the 2004 Plan.
The Company has no stock compensation plans that have not been approved by shareholders.
MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $490 and $349 for the three month periods ended March 31, 2009 and 2008, respectively. Outstanding non-vested MRP grants had a fair value of $1,767 and an unamortized cost of $482 at March 31, 2009. The cost of these shares is expected to be recognized over a weighted-average period of 0.7 years.
During the three months ended March 31, 2009 and 2008, the Company recorded stock option compensation expense of $92 and $71, respectively. As of March 31, 2009, there was $189 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.1 years.
The following schedule reflects activity in the Company’s stock options during the three month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise	Stock	Exercise
	Stock Options	Price	Options	Price

Outstanding at beginning of period	3,445,967	$7.8763	4,090,628	$7.3650
Granted	—	—	—	—
Exercised	(63,049)	3.2056	(297,213)	4.8640
Forfeited	(1,200)	10.6730	(40,000)	10.6730

Outstanding at end of period	3,381,718	$7.9624	3,753,415	$7.5340

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
13. Stock-Based Benefit Plans (continued)
The following table provides additional information regarding the Company’s outstanding options as of March 31, 2009.

	Remaining	Non-Vested Options		Vested Options
	Contractual	Stock	Intrinsic	Stock	Intrinsic
	Life	Options	Value	Options	Value

Exercise Price:
$3.2056	2.1 years	—	—	1,249,118	$7,313
$10.6730	5.1 years	405,200	—	1,595,400	—
$12.2340	7.3 years	30,000	—	20,000	—
$11.1600	9.1 years	32,000	—	—	—
$12.0250	9.4 years	50,000	—	—	—

Total		517,200	—	2,864,518	$7,313

Weighted average remaining contractual life		5.9 years		3.8 years

Weighted average exercise price		$10.9244		$7.4276

The intrinsic value of options exercised during the three month periods ended March 31, 2009 and 2008, was $369 and $1,922, respectively. The weighted average grant date fair value of non-vested options at March 31, 2009, was $3.03 per share. There were no grants, forfeitures, or vesting of non-vested options during the three months ended March 31, 2009.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. There were no options granted during the three month periods ended March 31, 2009 and 2008.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
14. Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at March 31, 2009, and December 31, 2008, are as follows:

	March 31	December 31
	2009	2008

Unused consumer lines of credit	$149,830	$153,568
Unused commercial lines of credit	20,811	21,760
Commitments to extend credit:
Fixed rate	25,682	22,690
Adjustable rate	19,636	20,585
Undisbursed commercial loans	457	994
Forward commitments to sell mortgage loans of $139,615 at March 31, 2009, represent commitments obtained by the Company from Fannie Mae to purchase mortgages from the Company. Forward commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Forward commitments to sell loans are made to mitigate interest rate risk on the Company’s loans held for sale as well as its IRLCs. There were $69,587 of forward commitments at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
This document contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, are intended to identify forward-looking statements, and any discussions of periods after the date for which this report is filed, are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause its actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including the significant instability of credit, lending, and financial markets; softness and declines in the real estate market, which could affect both collateral values and loan activity; negative developments affecting particular borrowers, which could adversely impact loan repayments and collection; negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value and/or cash flows from such securities; legislative and regulatory initiatives, including action taken, or that may be taken, in response to the current financial market crisis and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; increased competition and/or disintermediation within the financial services industry; the effects of further regulation and consolidation within the financial services industry; changes in tax rates, deductions, and/or policies; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; demand for other financial services; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the factors discussed in “Outlook,” below; and other factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Annual Report on Form 10-K.
Results of Operations
Overview The Company’s net income was $7.2 million or $0.15 per diluted share in the first quarter of 2009 compared to $5.1 million or $0.10 per diluted share during the same period in 2008. The 2009 amounts represented a $2.1 million or 42.0% increase in net income and a $0.05 or 50.0% increase in diluted earnings per share compared to the 2008 amounts. The Company’s net income for these periods represented a return on average assets (“ROA”) of 0.82% and 0.58% for the three months ended March 31, 2009 and 2008, respectively, and a return on average equity (“ROE”) of 7.16% and 4.73% during the same periods, respectively.
A comparison of the Company’s results of operations during the first quarter of 2009 to the same period in 2008 was affected by the following favorable developments in 2009:
•	a $3.0 million or nearly 375% increase in gain on loan sales activities;

•	a $2.2 million or 12.7% increase in net interest income;

•	a $1.8 million one-time tax benefit recorded against income tax expense as a result of a recent change in Wisconsin tax law; and

•	a $592,000 or over 40% increase in investment gains.
These favorable developments were partially offset by a $3.0 million increase in the provision for loan losses compared to the first quarter of 2008, as well as a larger than expected income tax expense (excluding the impact of the $1.8 million tax benefit mentioned above) caused by a change in Wisconsin tax law that increased the Company’s effective income tax rate.
The following paragraphs describe these changes in greater detail, along with other changes in the Company’s results of operations during the three months ended March 31, 2009 and 2008.
Net Interest Income Net interest income increased by $2.2 million or 12.7% during the three months ended March 31, 2009, compared to the same period in 2008. This increase was principally the result of a 29 basis point improvement in net interest margin, which increased to 2.35% in the most recent quarter compared to 2.06% in the first quarter of 2008. This improvement was primarily attributable to a declining interest rate environment during most of 2008 and into 2009 that resulted in a larger decrease in the cost of the Company’s interest-bearing liabilities than it did in the yield on its earning assets. The impact of this improvement was partially offset by a modest decline in average earning assets during the three months ended March 31, 2009, compared to the same period in 2008. The improvement in net interest margin was also offset in part by a small decline in the ratio of average earning assets to average interest-bearing liabilities between the 2009 and 2008 periods. The decline in this ratio was principally the result of the Company’s stock repurchases in recent periods, which are funded by cash flows from increases in interest-bearing liabilities, decreases in earning assets, or a combination of the two.
The Company’s net interest margin was 2.35% during the first quarter of 2009, which was slightly less than 2.37% during the fourth quarter of 2008. Absent a further decline in market interest rates, management expects the Company’s net interest margin to remain at or near its current level in the near term, although there can be no assurances. Given that market interest rates are currently at historically low levels, management believes it is unlikely that interest rates will decline further in the near term.
The following table presents certain details regarding the Company’s average balance sheet and net interest income for the periods indicated. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities. The yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which are considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by average interest-earning assets. No tax equivalent adjustments were made since the Company does not have any tax exempt investments.

	Three Months Ended March 31
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,833,189	$26,230	5.72%	$1,982,002	$30,111	6.06%
Mortgage-related securities	902,159	10,498	4.65	1,059,491	12,650	4.78
Investment securities (2)	430,213	5,207	4.84	197,976	2,030	4.10
Interest-earning deposits	103,137	51	0.20	10,144	80	3.15
Federal funds sold	—	—		56,453	396	2.81

Total interest-earning assets	3,268,698	41,986	5.14	3,306,066	45,267	5.47

Non-interest-earning assets	239,837			215,008

Total average assets	$3,508,535			$3,521,074

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$188,283	78	0.17	$183,382	182	0.40
Money market accounts	335,355	1,012	1.21	296,245	2,153	2.91
Interest-bearing demand accounts	176,917	46	0.10	163,158	87	0.21
Certificates of deposit	1,350,647	11,978	3.55	1,391,509	15,977	4.59

Total deposit liabilities	2,051,202	13,114	2.56	2,034,294	18,399	3.62
Advance payments by borrowers for taxes and insurance	7,014	1	0.06	7,063	2	0.11
Borrowings	907,819	9,678	4.26	911,838	9,838	4.32

Total interest-bearing liabilities	2,966,035	22,793	3.07	2,953,195	28,239	3.83

Non-interest-bearing liabilities:
Non-interest-bearing deposits	84,726			89,632
Other non-interest-bearing liabilities	56,214			50,619

Total liabilities	3,106,975			3,093,446
Shareholders’ equity	401,560			427,628

Total average liabilities and equity	$3,508,535			$3,521,074

Net interest income and net interest rate spread		$19,193	2.07%		$17,028	1.64%

Net interest margin	$302,663		2.35%	$352,871		2.06%

Average interest-earning assets to average interest-bearing liabilities	1.10x			1.12x

(1)	For the purposes of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the period indicated. Information is provided in each category with respect to the change attributable to change in volume (change in volume multiplied by prior rate), the change attributable to change in rate (change in rate multiplied by prior volume), and the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended
	March 31, 2009, Compared to March 31, 2008
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,250)	$(1,631)	$(3,881)
Mortgage-related securities	(1,816)	(336)	(2,152)
Investment securities	2,753	424	3,177
Interest-earning deposits	110	(139)	(29)
Federal funds sold	(396)	—	(396)

Total interest-earning assets	(1,599)	(1,682)	(3,281)

Interest-bearing liabilities:
Regular savings deposits	4	(108)	(104)
Money market deposits	254	(1,395)	(1,141)
Interest-bearing demand deposits	6	(47)	(41)
Certificates of deposit	(457)	(3,542)	(3,999)

Total deposit liabilities	(193)	(5,092)	(5,285)
Advance payments by borrowers for taxes and insurance	—	(1)	(1)
Borrowings	(43)	(117)	(160)

Total interest-bearing liabilities	(236)	(5,210)	(5,446)

Net change in net interest income	$(1,363)	$3,528	$2,165

Provision for Loan Losses The Company provided $3.2 million for loan losses in the first quarter of 2009 compared to $156,000 in the first quarter of 2008. During the most recent quarter the Company recorded a $1.3 million provision for loss against a $9.1 million loan secured by a completed condominium development project and a $576,000 loss on an apartment complex for which the Company accepted a deed in lieu of foreclosure during the period. The Company also established $466,000 in specific loss allowances on a number of smaller commercial real estate and commercial business loans during the quarter and experienced an overall increase in charge-off activity in its portfolio of residential and consumer loans. The $1.3 million loss on the condominium project was in addition to a separate $1.3 million loss that was recorded against this same loan in the third quarter of 2008. In the judgment of management, continued deterioration in the market for these condominiums, as evidenced by the lack of unit sales in the project, warranted the additional loss provision. In addition to these specific provisions, the Company recorded nearly $600,000 in additional loan loss provision to reflect management’s general concerns regarding continued deterioration in economic conditions and declines in real estate values, which are likely to result in increased loan charge-offs in future periods. For additional discussion, refer to “Financial Condition—Asset Quality,” below.
Non-Interest Income Total non-interest income increased by $3.0 million or 47.6% in the first quarter of 2009 compared to the same period in 2008. Significant reasons for this increase are discussed in the following paragraphs.

Gains on loan sales were $3.8 million during the three months ended March 31, 2009, compared to $810,000 during the same three month period in 2008. Sales of one- to four-family mortgage loans were $182.7 million in the first quarter of 2009 compared to $57.7 million in the first quarter of 2008. Sales increased substantially in the most recent quarter as a result of a historically low interest rate environment that encouraged borrowers to refinance higher-rate fixed-rate loans into new loans with lower rates. At the same time, adjustable-rate borrowers were incented to refinance their loans into fixed-rate loans. As a result of this behavior, the Company’s one- to four-family mortgage loan originations were $217.2 million for the first quarter of 2009, compared to $66.6 million for the first quarter of 2008. Most of these originations were fixed-rate mortgages. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Management expects gains on sales of loans to continue to be higher than normal in the near term, assuming market interest rates remain at their current levels or decline further.
Loan-related fees and servicing revenue was a negative $332,000 for the three months ended March 31, 2009, compared to a negative $64,000 for the same quarter in 2008. In addition to causing an increase in gains on loans sales, as described above, periods of low or declining interest rates typically have an adverse impact on the carrying value of the Company’s MSRs. Low or declining interest rates typically cause an increase in actual mortgage loan prepayment activity, which results in an increase in MSR amortization expense. During the three months ended March 31, 2009 and 2008, MSR amortization expense, which is netted against loan-related fees and servicing revenue, was $1.0 million and $470,000, respectively. In addition, low or declining interest rates tend to cause an increase in expectations for future loan prepayment activity, which has an adverse impact on the valuation of MSRs. As of March 31, 2009, the Company had a valuation allowance of $702,000 against MSRs with a gross book value of $5.4 million. These amounts compared to a valuation allowance of $822,000 against a gross book value of $4.5 million as of December 31, 2008. The net recovery of $120,000 during the most recent quarter was caused by an increased level of refinance activity in higher rate loans in the Company’s servicing portfolio. This activity resulted in slightly lower prepayment expectations for the remaining portfolio of lower rate loans that were not refinanced during the period. The $120,000 recovery during the most recent period compared to a loss of $174,000 during the first quarter of 2008. Changes in the valuation allowance on the Company’s MSRs are included as a component of loan-related fees and servicing revenue.
If market interest rates for one- to four-family loans continue to decline and/or loan prepayment expectations increase, the Company could incur additional losses related to the valuation of its MSRs in future periods, as well as record higher than normal levels of amortization expense. Alternatively, if interest rates increase and/or prepayment expectations decrease, the Company could potentially recapture through earnings all or a portion of the previously established valuation allowance on its MSRs; in addition, amortization expense would likely decline to more normal levels.
Gains on investment activities were $2.1 million during the three month period ended March 31, 2009, compared to $1.5 million in the same period in 2008. The amount for 2009 was net of an $831,000 OTTI loss on one of the Company’s mutual fund investments. This mutual fund invests primarily in mortgage-related securities, none of which are secured by sub-prime mortgages, but a portion of which are secured by interest-only mortgages, option-payment mortgages, and other “Alt-A” mortgages. The Company has recorded a total of $8.7 million in impairment charges on this mutual fund since the fourth quarter of 2007. Given the significant uncertainty and illiquidity that exists in the markets for securities secured by these types of loans, the Company may be required to record future impairment charges against this investment, although there can be no assurances. This investment had a remaining book value of $20.8 million at March 31, 2009 (net of impairment charges).
Excluding the OTTI loss, gains on investment activities were $2.9 million in the first quarter of 2009. During the three months ended March 31, 2009, the Company sold $152.2 million in long-term, fixed-rate, mortgage-related securities, the proceeds of which were reinvested primarily in adjustable-rate mortgage-backed securities (“MBSs”). Management considered these actions to be prudent in light of its anticipation of higher interest rates in the future. Gains on investment activities in 2008 resulted from the sale of $114.0 million in MBSs in that period.
Other non-interest income declined by $287,000 or 15.1% during the three months ended March 31, 2009, compared to the three month period in 2008. Most of this decline was attributable to a decrease in earnings from bank-owned life insurance (“BOLI”), the yield on which has been negatively impacted by a declining interest rate environment in 2008 and 2009, as previously described.
Non-interest Expense Total non-interest expense increased by $859,000 or 5.5% in the first quarter of 2009 compared to the same period in 2008. A portion of this increase was due to higher deposit insurance premiums as described in the next paragraph. The remaining increase was due to normal annual increases in employee compensation and benefit expenses, an increase in the number of personnel employed by the Company, and an increase in expenses associated with increased residential loan production, as previously discussed. Also contributing was an increase in expenses related to the number of office locations. The Company opened one new office in the third quarter of 2008. In addition, it relocated a second office to a new location in the fourth quarter of 2008.
The Federal Deposit Insurance Corporation (“FDIC”) increased deposit insurance rates for all financial institutions beginning in 2009. As a result of this increase, deposit insurance premium expense, which is included as a component of other non-interest expense, increased from $62,000 in the first quarter of 2008 to $362,000 in the first quarter of 2009. Further, as a result of the FDIC’s expected implementation of a new risk-based premium assessment in the second quarter of 2009, as well as the termination of certain premium credits in the first quarter, the Company expects that its regular deposit insurance premiums for the remaining nine months of 2009 will total approximately $2.5 million. Finally, in February 2009 the FDIC announced its intention to charge all insured financial institutions a special assessment in the third quarter of 2009. As currently proposed this assessment would be 20 basis points or $4.2 million for the Company. However, there can be no assurances this charge will be imposed on financial institutions as currently proposed or that there will not be additional charges imposed in the future.
Income Taxes Income tax expense was $1.7 million during the three months ended March 31, 2009, compared to $2.5 million in the same quarter of 2008. The 2009 amount was net of $1.8 million in tax benefit related to the elimination of a valuation allowance the Company established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which management was unable to determine whether it was more likely than not that the tax benefits would be realized in future periods. In February 2009 Wisconsin law was amended subjecting business entities to combined reporting. As a result of this change, management determined that the Company’s Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in a one-time tax benefit of $1.8 million in the current period.
Excluding the impact of the tax benefit described in the previous paragraph, the Company’s income tax expense for the first quarter of 2009 would have been $3.5 million. This amount represented an effective tax rate (“ETR”) of 39.2% compared to 33.1% in the same period last year. This increase was caused by the enactment of the new Wisconsin law described above, which became effective January 1, 2009. Prior to enactment of this law, the state of Wisconsin imposed a corporate franchise tax on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding the Bank’s out-of-state investment subsidiaries. However, beginning January 1, 2009, the Company’s consolidated income tax group is subject to combined reporting, which results in state income taxes being imposed on the earnings of the Bank’s out-of-state investment subsidiaries. Accordingly, the Company’s ETR increased compared to the prior period. Management expects the current period ETR to be representative of the rate in future periods, although there can be no assurances.
Like many Wisconsin financial institutions, the Company has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which was not subject to Wisconsin tax prior to 2009. The

Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at the Company’s out-of-state investment subsidiaries. This audit program has not been concluded, is not being actively pursued, and the Department has not asserted a claim against the Company or its subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods, which could have a substantial negative impact on the Company’s earnings in the period of the resolution. Although the Company believes it has reported income and paid Wisconsin taxes in prior periods in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, the Company’s position may not prevail in court or other actions may occur which give rise to liabilities. The Company may also incur further costs in the future to address and defend these issues.
Financial Condition
Overview The Company’s total assets increased $28.6 million or 0.8% during the three months ended March 31, 2009. Total assets at March 31, 2009, were $3.52 billion compared to $3.49 billion at December 31, 2008. During the period the Company’s securities available-for-sale increased by $77.2 million or 6.1% in the aggregate, its cash and cash equivalents increased by $38.5 million or 34.1%, and its loans held for sale increased by $25.6 million or 135%. These increases were offset by a $119.4 million or 6.5% decrease in loans receivable. The overall increase in total assets was funded by a $22.6 million or 1.1% increase in deposit liabilities and a $9.4 million increase in advance payments by borrowers (i.e., escrow deposits).
The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the three months ended March 31, 2009 and 2008.
Cash and Cash Equivalents Cash and cash equivalents increased from $112.9 million at December 31, 2008, to $151.4 million at March 31, 2009. This increase was purposeful and reflected management’s belief that it is prudent to increase Company’s liquidity and future flexibility in light of recent developments in financial markets, as well as management’s expectations for higher interest rates in the future.
Securities Available-for-Sale The Company’s investment securities portfolio decreased by $45.3 million or 10.8% and its mortgage-related securities portfolio increased by $122.4 million or 14.4% during the three months ended March 31, 2009. The decrease in the investment securities portfolio was primarily caused by securities that were called by issuers during the period. The increase in the mortgage-related securities portfolio was primarily caused by the purchase of $327.2 million in securities consisting principally of adjustable-rate MBSs guaranteed by Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). These purchases were offset in part by $152.2 million in sales of long-term, fixed-rate MBSs, as previously described.
The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. During the first quarter of 2009 the fair value adjustment on the Company’s available-for-sale securities improved from a net unrealized loss of $19.7 million at December 31, 2008, to a net unrealized loss of $15.0 million at March 31, 2009. This improvement was due in part to an increase in the fair value of the Company’s portfolio of private-label collateralized mortgage obligations (“CMOs”). At March 31, 2009, the Company’s portfolio of private-label CMOs had a carrying value of $126.3 million, net of unrealized losses of $23.2 million. These amounts compared to a carrying value of $128.6 million at December 31, 2008, net of unrealized losses of $29.1 million. The Company’s private-label CMOs were originally purchased from 2004 to early 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their original purchase. However, in recent periods, a portion of the portfolio with a carrying value of $17.6 million was downgraded to “double-A,” or in a few instances, less than “double-A.”

Although the fair value of the Company’s private-label CMOs improved during the three months ended March 31, 2009, the market for these securities has remained depressed during the past six months in response to increased stress and illiquidity in the financial markets and a general deterioration in economic conditions. Although mindful of these developments, management has determined that it is unlikely the Company will not collect all amounts due according to the contractual terms of these securities. As such, management has determined that none of the Company’s private-label CMOs are other-than-temporarily impaired as of March 31, 2009. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion relating to the Company’s securities available-for-sale, refer to “Results of Operations—Non-interest Income,” above, as well as Note 2, “Securities Available-for-Sale,” of the Company’s Unaudited Consolidated Financial Statements, above.
Loans Held for Sale Loans held for sale increased from $19.3 million at December 31, 2008, to $44.6 million at March 31, 2009. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Originations and sales of such loans have increased in recent months in response to historically low interest rates on mortgage loans, which has resulted in increased demand by customers for such loans. For additional discussion refer to “Results of Operations—Non-interest Income,” above.
Loans Receivable Loans receivable decreased by $119.4 million or 6.5% as of March 31, 2009, compared to December 31, 2008. As previously mentioned, the Company’s originations of one- to four-family mortgage loans increased significantly during the three months ended March 31, 2009. Despite this development, the portfolio of one- to four-family loans declined from $881.3 at December 31, 2008, to $805.0 million at March 31, 2009. This decline was caused by increased refinancing of adjustable-rate mortgage loans by borrowers (which the Company typically retains in portfolio) into fixed-rate mortgage loans (which the Company generally sells in the secondary market). The Company expects this trend to continue in the near term assuming interest rates remain at their current levels or decline further.
The Company’s multi-family and commercial real estate mortgage loan originations were $19.0 million in the aggregate for the first quarter of 2009 compared to $28.2 million for the first quarter of 2008. In addition, its commercial business loan originations for the first quarter of 2009 were $8.8 million compared to $10.8 million in the first quarter of 2008. Although the Company continues to emphasize originations of these types of loans, originations have declined in recent periods due to a general deterioration in economic conditions, as well as the Company’s conservative underwriting standards. Primarily as a result of lower origination activity, the Company’s aggregate portfolio of multi-family and commercial real estate mortgage loans declined from $466.3 million at December 31, 2008, to $446.8 million at March 31, 2009. Furthermore, its portfolio of construction and development loans declined by $3.7 million or 2.3%. The Company’s portfolio of commercial business loans increased modestly, from $49.6 million to $50.3 million during the most recent quarter.
The Company’s consumer loan originations, including fixed-term home equity loans and lines of credit, were $19.3 million for the first quarter of 2009 compared to $21.0 million for the first quarter of 2008. Lower origination activity in 2009 was primarily the result of declining demand due to slower economic growth, as well as smaller increases, or even decreases, in home values, which has had a negative impact on homeowners’ equity. This reduced origination activity resulted in a decline in the Company’s consumer loan portfolio from $338.1 million at December 31, 2008, to $314.2 million at March 31, 2009. Also contributing to this decline was a historically low interest rate environment which encouraged many borrowers to refinance their home equity loans or lines of credit and other consumer loans into first mortgage loans during the period. Many of these borrowers reestablished home equity lines of credit with the Company in accordance with its established lending standards, but had not drawn substantial amounts on these lines as of the end of the first quarter.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations and purchases for the periods indicated:

	Three months Ended
	March 31
	2009	2008
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$217,185	$66,645
Multi-family	5,486	7,535
Commercial real estate	13,562	20,705

Total mortgage loans	236,233	94,885
Consumer loans	19,269	21,004
Commercial business loans	8,765	10,826

Total loan originations	264,267	126,715
One- to four-family mortgage loans purchased	1,570	5,138

Total loans originated and purchased	$265,837	$131,853

In light of current economic conditions and recent loan origination activity, management expects growth in all categories of the Company’s loan portfolio to be slow or negative in the near term, although there can be no assurances.
Mortgage Servicing Rights MSRs were $4.7 million at March 31, 2009, compared to $3.7 million at December 31, 2008. This increase was principally the result of the Company’s increased origination and sale of fixed-rate, one- to four-family loans on a servicing retained basis. For additional discussion, refer to “Results of Operations—Non-interest Income,” above. As of March 31, 2009, the Company serviced $798.3 million in loans for third-party investors compared to $728.4 million at December 31, 2008.
Other Assets Other assets increased by $5.8 million or 2.9% during the three months ended March 31, 2009. A portion of this increase is the result of a $3.4 million increase in foreclosed properties and repossessed assets, from $4.8 million at December 31, 2008, to $8.2 million at March 31, 2009. This increase was principally due to the Company’s acceptance of deeds in lieu of foreclosure on two larger loans and the transfer of the related collateral to foreclosed properties. For additional details related to other assets, refer to Note 7, “Other Assets,” of the Company’s Unaudited Consolidated Financial Statements, above.
Deposit Liabilities Deposit liabilities increased by $22.6 million or 1.1% during the three months ended March 31, 2009, to $2.15 billion compared to $2.13 billion at December 31, 2008. Within the deposit portfolio, core deposits (checking, savings, and money market accounts) increased $19.1 million or 2.4% and certificates of deposit increased $3.5 million or 0.3%.
Borrowings Borrowings, which consisted of advances from the FHLB of Chicago, declined slightly during the three months ended March 31, 2009. All of the Company’s borrowings have a stated final maturity after 2011. However, $856.0 million in advances contain quarterly redemption options that are subject to potential exercise by the FHLB of Chicago. As of March 31, 2009, substantially all of the Company’s FHLB of Chicago advances were subject to significant prepayment penalties if voluntarily repaid prior to their stated maturity.
Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $11.3 million at March 31, 2009, compared to $1.9 million at December 31, 2008. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.
Shareholders’ Equity Shareholders’ equity increased slightly during the three months ended March 31, 2009. During the most recent quarter the positive effects of the Company’s earnings and a decline in its accumulated other comprehensive loss were substantially offset by dividend payments and stock repurchases, resulting in little change in shareholders’ equity. A quarterly cash dividend of $0.09 per share was paid on March 2, 2009, to shareholders of record on February 12, 2009. The dividend payout ratio was 59.3% of net income for this period. On May 4, 2009, the Company’s board of directors declared a $0.09 per share dividend payable on June 1, 2009, to shareholders of record on May 15, 2009.
During the three months ended March 31, 2009, the Company repurchased 870,690 shares of Company common stock at an average price of $8.59 per share. For additional discussion, refer to “Liquidity and Capital Resources—Capital Resources,” below.
Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At March 31	At December 31
	2009	2008
	(Dollars in thousands)
Non-accrual mortgage loans	$28,295	$29,860
Non-accrual consumer loans	1,220	1,159
Non-accrual commercial business loans	1,071	1,494
Accruing loans delinquent 90 days or more	576	576

Total non-performing loans	31,162	33,089
Foreclosed properties and repossessed assets, net	8,168	4,763

Total non-performing assets	$39,330	$37,852

Non-performing loans to total loans	1.82%	1.81%

Non-performing assets to total assets	1.12%	1.08%

Additional interest income that would have been recognized if non-accrual loans had been current	$1,684	$2,519

Allowance for loan losses as a percent of non-performing assets	34.36%	32.25%

Total non-performing loans declined by $1.9 million or 5.8% as of March 31, 2009, compared to December 31, 2008. The Company’s ratio of non-performing loans to total loans was 1.82% at the end of the quarter, compared to 1.81% at December 31, 2008. Included in non-performing loans as of both dates was a $9.1 million loan on a completed condominium project mentioned elsewhere in this report. The decrease in the dollar amount of non-performing loans during the period was primarily due to the Company’s acceptance of deeds in lieu of foreclosure on two larger loans and the transfer of the related collateral to foreclosed real estate, which is a component of other assets. Total foreclosed real estate was $8.2 million at March 31, 2009, compared to $4.8 million at December 31, 2008.

A summary of the allowance for loan losses is shown below for the periods indicated:

	Three Months Ended March 31
	2009	2008
	(Dollars in thousands)
Balance at the beginning of the period	$12,208	$11,774
Provision for loan losses	3,161	156

Charge-offs:
Mortgage loans	(1,205)	—
Consumer loans	(81)	(84)
Commercial business loans	(580)	(462)

Total charge-offs	(1,866)	(546)

Recoveries:
Consumer loans	11	11

Total recoveries	11	11

Net charge-offs	(1,855)	(535)

Balance at the end of the period	$13,514	$11,395

Net charge-offs to average loans (annualized)	0.40%	0.11%

Allowance as a percent of total loans	0.79%	0.59%

Allowance as a percent of non-performing loans	43.37%	93.20%

As of March 31, 2009, the Company’s allowance for loan losses was $13.5 million or 0.79% of loans receivable compared to $12.2 million or 0.67% at December 31, 2008, and $11.4 million or 0.59% at March 31, 2008. As a percent of non-performing loans, the Company’s allowance for loan losses was 43.4% at March 31, 2009, compared to 36.9% at December 31, 2008, and 93.20% at March 31, 2008. The increase in the allowance for loan losses since December 31, 2008, was primarily caused by the additional loss allowances established on the condominium development project and certain other smaller loans, as previously mentioned. Also contributing was an addition to the allowance that reflected management’s general concerns related to continued deterioration in economic conditions and declines in real estate values, as previously mentioned. These developments were offset in part by charge-offs related to the Company’s acceptance of deeds in lieu of foreclosure on certain loans, as previously described. These charge-offs were the principal reason for the increase in charge-off activity during the three months ended March 31, 2009, compared to the same period in the previous year.
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
Liquidity and Capital Resources
Liquidity The term “liquidity” refers to the Company’s ability to generate cash flow to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. The Company’s primary sources of funds are deposit liabilities, scheduled payments, prepayments, and maturities of loans and securities available-for-sale, sales of one- to four-family loans in the secondary market, occasional sales of securities available-for-sale, borrowings from the FHLB of Chicago, and cash flow provided by the Company’s operations. Historically, these sources of funds have been adequate to maintain liquidity, with the Company borrowing correspondingly more in periods in which its operations generate less cash. In the event these sources of liquidity would become inadequate, management believes that the Company could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed.
Scheduled payments and maturities of loans and securities available-for-sale are relatively predictable sources of funds. However, cash flows from deposit liabilities, calls of investment securities, and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. For example, during the three months ended March 31, 2009, prepayments in the Company’s mortgage-related securities, prepayments in its one- to four-family mortgage loan portfolio, and calls of certain investment securities increased because of the interest rate environment. A different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
The Company is committed to maintaining a strong liquidity position; therefore, management monitors the Company’s liquidity position on a daily basis. Based upon historical experience and available sources of liquidity, management anticipates that the Company will have sufficient funds to meet current funding commitments. In recent years, the Company has increased borrowings as a source of liquidity as a result of current market conditions. As a result of its capital structure, management believes this has been a prudent source of funds. For additional discussion refer to “Financial Condition,” above, and “Qualitative and Quantitative Disclosures about Market Risk” in Part I, Item 3, below.
Capital Resources At March 31, 2009, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 10, “Shareholders’ Equity,” of the Unaudited Consolidated Financial Statements, above). In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0%. To be classified as a “well-capitalized,” the Bank must also have total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2009, the Bank had a Tier 1 capital ratio of 9.83% and a total risk-based capital ratio of 20.55%.
From time to time, the Company repurchases shares of its common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. The Company regularly reviews its capital position, market conditions, and the cost of funds to determine whether share repurchases are appropriate. On February 2, 2009, the Company announced a plan to repurchase an additional one million shares (the “2009 Plan”). At May 7, 2009, 555,710 shares remained available for repurchase under this plan. For additional discussion, refer to “Financial Condition—Shareholders’ Equity,” above.
The Company paid a total cash dividend of $0.09 per share during the first quarter of 2009. On May 4, 2009, the Company’s board of directors declared a $0.09 per share dividend payable on June 1, 2009, to shareholders of record on May 15, 2009. The Company anticipates that it will continue to pay quarterly cash dividends on its common stock, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Refer to Part I, Item 1, “Business—Regulation and Supervision,” of the Company’s 2008 Annual Report on Form 10-K for additional discussion regarding regulatory limitations on the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company to its shareholders.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
Contractual Obligations The following table presents, as of March 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds). Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$814,086	—	—	—	$814,086
Certificates of deposits	1,003,764	$214,682	$118,350	—	1,336,796
Borrowed funds	—	—	100,275	$807,451	907,726
Operating leases	1,164	1,657	1,278	3,414	7,513
Purchase obligations	2,160	180	—	—	2,340
Non-qualified retirement plans and deferred compensation plans	653	2,014	1,954	8,994	13,615
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
The Company also has obligations under its deferred retirement plan for executives and directors as described in Note 12,“Employee Benefit Plans,” to the Unaudited Consolidated Financial Statements, above.
Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of March 31, 2009.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial loans	$2,431	—	—	—	$2,431
Residential real estate loans	42,887	—	—	—	42,887
Revolving home equity and credit card lines	149,830	—	—	—	149,830
Standby letters of credit	50	—	—	$10	60
Commercial lines of credit	20,811	—	—	—	20,811
Undisbursed commercial loans	457	—	—	—	457
Approved commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit, and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.
Off-Balance Sheet Arrangements At March 31, 2009, the Company had forward commitments to sell one- to four-family mortgage loans of $139,615 to Fannie Mae. As described in Note 4, “Derivative Financial Instruments,” the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held for sale.
Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of March 31, 2009.
Outlook
This report contains forward-looking statements, including those in the following paragraphs. Please refer to “Cautionary Statement,” above. In addition, the Company’s management has identified a number of factors which may affect the Company’s financial condition and results of operations in the near term, which are as follows:
•	The recent general economic slowdown, and the softness and declines in the real estate market, may continue. If that is the case, there are a number of effects that the Company, like other financial institutions, would likely experience.
•	Loan originations could continue to fluctuate from period to period, along with related interest and fee income. Efforts by the U.S. government to reduce interest rates on one- to four-family loans could result in increased levels of fixed-rate loan originations in the near term, as well as continued declines in adjustable-rate originations.

•	Although real estate values in Wisconsin have not been impacted as negatively as certain other regions of the United States, a continuing decline in the value of real estate could negatively affect mortgage and home equity loan originations and prepayments.

•	A continued decline in real estate values could also affect the value of the collateral securing the Company’s mortgage loans. A decrease in value could, in turn, lead to increased losses on loans in the event of foreclosures, which would affect the provisions for loan losses and profitability.

•	A continued slowdown in the economy may affect borrowers’ ability to repay their loan obligations, which could lead to increased non-performing loans, loan charge-offs, and loan loss provisions and/or reduced income.

•	If customer demand for real estate loans declines, the Company’s profits may decrease because alternative investments, primarily investments and mortgage-related securities, generally yield less than the Company’s own originations of real estate loans.

•	The current difficulties in real estate markets may also affect the liquidity and/or value of mortgage-related investments such as MBSs and CMOs.
•	The well-publicized liquidity crisis in the world credit markets may continue. If this occurs, there are a number of effects that the Company, like other financial institutions, would likely experience.
•	The fair value of its available-for-sale securities may continue to fluctuate with corresponding impacts on other comprehensive income and/or net income.

•	In the event the Company wishes to sell financial assets, its ability to sell such assets and the prices it could receive for such assets, could adversely affect its liquidity, financial position, and earnings.

•	The rates the Company receives on short-term or variable-rate investments and the rates it pays on short-term or variable-rate borrowings may fluctuate dramatically.

•	Acceptable investment opportunities may be limited given the Company’s desire to actively manage its exposure to credit and/or counter-party risks.

•	The Company’s access to borrowing sources to fund loan originations, investment purchases, and operations may be adversely impacted.
•	The current credit market crisis has led to the adoption of significant legislation and regulatory actions in recent months, which are expected to affect financial institutions and holding companies such as the Company in a far reaching manner, including in ways which cannot yet be fully determined. Additional legislation may be forthcoming. Changes resulting from this legislation, regulatory actions, and/or other reactions to the crisis could have an adverse impact on the financial condition and/or results of operations of the Company.

•	The current economic turmoil has increased the potential for federal or state governments to legislate foreclosure forbearance, forced loan modifications, or “cram downs” of losses to lenders in bankruptcy proceedings. Such efforts could lead to increased loan charge-offs or loan loss provisions and/or reduced income. These efforts could also have an adverse impact on private-label CMOs, the value of which are not guaranteed by Fannie Mae, Freddie Mac, or the Government National Mortgage Association (“Ginnie Mae”).

•	The Company will continue to further emphasize commercial real estate and commercial business loans, both of which can present a higher risk than residential mortgages. Adding personnel to continue this emphasis will increase operating costs. However, market conditions and other factors may continue to affect the Company’s ability to increase its loan portfolio with these types of loans, and a weak economy could increase the risk that borrowers will not be able to repay these loans.

•	Like many Wisconsin financial institutions, the Bank has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which was not subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at the Bank’s out-of-state investment subsidiaries. This audit program has not been concluded, is not being actively pursued, and the Department has not asserted a claim against the Bank or its subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods, which could have a substantial negative impact on the Bank’s earnings in the period of the resolution. Although the Bank believes it has reported income and paid Wisconsin taxes in prior periods in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, the Bank’s position may not prevail in court or other actions may occur which give rise to liabilities. The Bank may also incur further costs in the future to address and defend these issues.

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
A gap is considered positive when the amount of interest-earning assets maturing or repricing within a specific time period exceeds the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing within a specific time period exceeds the amount of interest-earning assets maturing or repricing within the same period. During a period of rising interest rates, a financial institution with a negative gap position would be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution’s net interest income. An institution with a positive gap position would be expected, absent the effect of other factors, to experience the opposite result. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to reduce net interest income.
The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2009, which management anticipates will reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities—based upon contractual maturities and if applicable, call dates. $290.3 million in investment securities with maturities beyond one year have been classified as due within one year based on their call dates. These investments may or may not be called prior to their stated maturities.

•	Mortgage-related securities—based upon an independent outside source for determining estimated cash flows or repricing dates (if applicable) using expected prepayment rates.

•	Loans receivable—based upon contractual maturities, repricing dates (if applicable), scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or management estimates; the analysis does not include non-accrual loans.

•	Deposit liabilities—based upon contractual maturities and historical decay rates.

•	Borrowings—based upon stated maturity. However, $856.0 million of borrowings classified as due beyond one year contain a redemption option which has not been reflected in the analysis. These borrowings could be redeemed at the option of the lender prior to their stated maturity (refer to “Financial Condition—Borrowings” in Part I, Item 2, above).

	At March 31, 2009
			More Than One Year	More Than
	Within Three	Three to Twelve	To Three	Three Years
	Months	Months	Years	To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$81,112	$97,744	$188,448	$86,552	$95,820	$549,676
Adjustable	94,525	275,012	267,227	79,296	214	716,274
Construction:
Fixed	3,074	9,124	19,382	—	24,033	55,613
Adjustable	24,489	2,135	7,957	16,808	—	51,389
Consumer loans	95,394	80,522	89,903	29,718	17,733	313,270
Commercial business loans	15,712	21,016	11,569	929	24	49,250
Interest-earning deposits	100,458	—	—	—	—	100,458
Investment securities	259,451	69,630	45,656	—	—	374,737
Mortgage-related securities:
Fixed	99,453	87,413	68,325	257,177	74,681	587,049
Adjustable	400,385	—	—	—	—	400,385
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	1,220,145	642,596	698,467	470,480	212,505	3,244,193

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	397	1,179	3,068	2,959	80,685	88,288
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	798	2,374	6,175	5,956	162,354	177,657
Regular savings accounts	1,630	4,752	11,744	10,545	168,747	197,418
Money market accounts	350,723	—	—	—	—	350,723
Certificates of deposit	344,613	677,962	195,872	118,349	—	1,336,796
Advance payments by borrowers for taxes and insurance	—	11,337	—	—	—	11,337
Borrowings	245	760	2,170	102,600	801,951	907,726

Total interest-bearing and non-interest-bearing liabilities	698,406	698,364	219,029	240,409	1,213,737	3,069,945

Interest rate sensitivity gap	$521,739	$(55,768)	$479,438	$230,071	$(1,001,232)	$174,248

Cumulative interest rate sensitivity gap	$521,739	$465,971	$945,409	$1,175,480	$174,248

Cumulative interest rate sensitivity gap as a percentage of total assets	14.83%	13.24%	26.87%	33.41%	4.95%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	174.70%	133.36%	158.51%	163.33%	105.68%

Based on the above gap analysis, at March 31, 2009, the Company’s interest-earning assets maturing or repricing within one year exceeded its interest-bearing liabilities maturing or repricing within the same period by $466.0 million. This represented a positive cumulative one-year interest rate sensitivity gap of 13.24%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 133.36%. Based on this information, management anticipates that over the course of the next year the Company’s net interest income could benefit from an increase in market interest rates. Alternatively, the Company’s net interest income could be adversely affected by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” and “Outlook,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Annual Report on Form 10-K.
In addition to not anticipating all of the factors that could impact future net interest income, gap analysis has certain shortcomings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate loans, have features which limit changes in interest rates on a short-term basis and over the life of the loan. If interest rates change, prepayment, and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.
Present Value of Equity
In addition to the gap analysis table, management also uses simulation models to monitor interest rate risk. The models report the present value of equity (“PVE”) in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate-sensitive assets and liabilities. The PVE is the difference between the present value of expected cash flows of interest rate-sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment, the fair market value of a fixed rate asset will decline whereas the fair market value of an adjustable rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the PVE whereas decreases in market value of assets will decrease the PVE. Conversely, increases in the market value of liabilities will decrease the PVE whereas decreases in the market value of liabilities will increase the PVE.
The following table presents the estimated PVE over a range of interest rate change scenarios at March 31, 2009. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)

+300	$460,527	$(12,338)	(2.6)%	13.08%	2.2%
+200	489,119	16,254	3.4	13.62	6.4
+100	494,515	21,650	4.6	13.54	5.8
0	472,865	—	—	12.80	—
-100	401,300	(71,565)	(15.1)	10.78	(15.7)
Based on the above analysis, management anticipates that the Company’s PVE could benefit from an increase in market interest rates of up to 200 basis points. Alternatively, the Company’s PVE could be adversely affected by a decline in market interest rates or by an increase in such rates of more than 200 basis points. The decline in PVE as a result of an increase in rates of more than 200 basis points is attributable to the combined effects of the Company’s advances from the FHLB of Chicago, which the model assumes would be redeemed at that level, and continued declines in the present value of the Company’s earning assets due to rising interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” and “Outlook,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Annual Report on Form 10-K.
As is the case with gap analysis, PVE analysis also has certain shortcomings. PVE modeling requires management to make assumptions about future changes in market interest rates that are unlikely to occur, such as parallel or equal changes in all market rates across all maturity terms. PVE modeling also requires that management make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, management makes assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. Management also assumes that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The model assumes that the Company will take no action in response to the changes in interest rates, when in practice rate changes on certain products, such as savings deposits, may lag behind market changes. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the PVE model may provide an estimate of the Company’s interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on the Company’s PVE.
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

PART II
Item 1A. Risk Factors
Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2008 Annual Report on Form 10-K. Refer also “Outlook” in Part I, Item 2, above.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases by the Company of its common shares during the first quarter of 2009.

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total Number	Average	Part of Publicly	That May Yet be
	of Shares	Price Paid	Announced	Purchased Under
Month:	Purchased(1)	Per Share	Plans(1)	the Plans

January 2009	416,900	$9.2769	416,900	9,500
February 2009	144,380	8.4645	142,900	866,600 (2)
March 2009	310,890	7.7223	310,890	555,710

Total purchased	872,170	$8.5882	870,690

(1)	Shares not repurchased as part of a publicly announced program were existing owned shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with the exercise of stock options under the Company’s stock incentive plans. The “price paid per share” for these purposes was the fair market price on the date of the exercise.

(2)	On February 2, 2009, the Company completed the repurchase of 1.0 million shares under a purchase authorization announced on November 2, 2008 (the “2008 Plan”). On that same date, the Company authorized the repurchase of an additional 1.0 million shares (the “2009 Plan”).
Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s annual meeting of shareholders on May 4, 2009, three directors were elected to the Company’s Board of Directors for terms expiring in 2012. All three directors were nominated by the Board of Directors. The directors were elected with the following votes:

Director	Votes For	Votes Withheld

Thomas H. Buestrin	39,332,490	1,399,657
Michael T. Crowley, Jr.	39,140,321	1,591,826
William J. Mielke	39,076,698	1,655,449
Raymond W. Dwyer, Jr., Mark C. Herr, and J. Gus Swoboda continue as directors of the Company with terms that expire in 2010. David C. Boerke, Richard A. Brown, Thomas J. Lopina, Sr., and Robert B. Olson also continue as directors of the Company with terms that expire in 2011.

Also at the meeting, shareholders also ratified the selection of Deloitte & Touche LLP as auditors for fiscal 2009, by the following vote:

Amount
Votes for	40,177,658
Votes against	379,194
Abstain	194,632
Broker non-vote	—
Item 6. Exhibits
Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: May 7, 2009

/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President, and Chief Executive Officer

Date: May 7, 2009

/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended March 31, 2009

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