Form 10-Q
period 2009-06-30
BANK MUTUAL CORP
filed 2009-08-10
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
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
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,577,454 shares, at August 10, 2009.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

Table of Contents

PART I
Item 1. Financial Statements
Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Financial Condition

	June 30	December 31
	2009	2008
	(Dollars in thousands)
Assets

Cash and due from banks	$23,092	$41,017
Interest-earning deposits	126,489	71,876

Cash and cash equivalents	149,581	112,893
Securities available-for-sale, at fair value:
Investment securities	379,028	419,138
Mortgage-related securities	987,016	850,867
Loans held-for-sale	32,080	19,030
Loans receivable, net	1,625,250	1,829,053
Goodwill	52,570	52,570
Other intangible assets	1,607	1,809
Mortgage servicing rights, net	6,361	3,703
Other assets	213,919	200,626

Total assets	$3,447,412	$3,489,689

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$2,070,708	$2,128,277
Borrowings	907,480	907,971
Advance payments by borrowers for taxes and insurance	21,345	1,929
Other liabilities	45,129	48,977

Total liabilities	3,044,662	3,087,154

Shareholders’ equity:
Preferred stock — $.01 par value:
Authorized — 20,000,000 shares in 2009 and 2008
Issued and outstanding — none in 2009 and 2008	—	—
Common stock — $.01 par value:
Authorized — 200,000,000 shares in 2009 and 2008
Issued — 78,783,849 shares in 2009 and 2008
Outstanding — 46,567,471 shares in 2009 and 47,686,759 in 2008	788	788
Additional paid-in capital	499,586	498,501
Retained earnings	276,352	273,826
Unearned ESOP shares	(797)	(1,247)
Accumulated other comprehensive loss	(10,777)	(16,404)
Treasury stock — 32,216,378 shares in 2009 and 31,097,090 in 2008	(365,326)	(355,853)

Total shareholders’ equity	399,826	399,611
Non-controlling interest in real estate partnership	2,924	2,924

Total shareholders’ equity including non-controlling interest	402,750	402,535

Total liabilities and shareholders’ equity	$3,447,412	$3,489,689

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30
	2009	2008
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$24,541	$28,356
Investment securities	4,551	3,621
Mortgage-related securities	10,052	11,393
Interest-earning deposits	22	706

Total interest income	39,166	44,076

Interest expense:
Deposit liabilities	11,520	16,149
Borrowings	9,778	9,827
Advance payments by borrowers for taxes and insurance	3	4

Total interest expense	21,301	25,980

Net interest income	17,865	18,096
Provision for loan losses	472	67

Net interest income after provision for loan losses	17,393	18,029

Non-interest income:
Service charges on deposits	1,610	1,657
Brokerage and insurance commissions	856	852
Loan related fees and servicing revenue, net	16	333
Gain (loss) on investments, net	610	(1,119)
Gain on loan sales activities, net	2,930	540
Other non-interest income	1,530	1,794

Total non-interest income	7,552	4,057

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	10,398	9,559
Occupancy and equipment	2,898	2,917
FDIC insurance premiums and special assessment	2,364	61
Amortization of other intangible assets	101	166
Other non-interest expense	2,815	3,023

Total non-interest expenses	18,576	15,726

Income before income tax expense	6,369	6,360
Income tax expense	2,553	2,081

Net income before non-controlling interest	3,816	4,279
Net (income) loss attributable to non-controlling interest	1	—

Net income	$3,817	$4,279

Per share data:
Earnings per share — basic	$0.08	$0.09

Earnings per share — diluted	$0.08	$0.09

Cash dividends per share paid	$0.09	$0.09

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30
	2009	2008
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$50,771	$58,467
Investment securities	9,758	5,651
Mortgage-related securities	20,550	24,043
Interest-earning deposits	73	1,182

Total interest income	81,152	89,343

Interest expense:
Deposit liabilities	24,634	34,548
Borrowings	19,456	19,665
Advance payments by borrowers for taxes and insurance	4	6

Total interest expense	44,094	54,219

Net interest income	37,058	35,124
Provision for loan losses	3,633	223

Net interest income after provision for loan losses	33,425	34,901

Non-interest income:
Service charges on deposits	3,056	3,175
Brokerage and insurance commissions	1,518	1,507
Loan related fees and servicing revenue, net	(316)	269
Gain on investments, net	2,672	351
Gain on loan sales activities, net	6,762	1,350
Other non-interest income	3,145	3,697

Total non-interest income	16,837	10,349

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	20,364	18,877
Occupancy and equipment	6,082	5,854
FDIC insurance premiums and special assessment	2,726	123
Amortization of other intangible assets	202	331
Other non-interest expense	5,661	6,142

Total non-interest expenses	35,035	31,327

Income before income tax expense	15,227	13,923
Income tax expense	4,222	4,582

Net income before non-controlling interest	11,005	9,341
Net (income) loss attributable to non-controlling interest	—	—

Net income	$11,005	$9,341

Per share data:
Earnings per share — basic	$0.24	$0.20

Earnings per share — diluted	$0.23	$0.19

Cash dividends per share paid	$0.18	$0.18

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

					Accumulated		Non-Controlling
		Additional		Unearned	Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2009	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535

Comprehensive income:
Net income	—	—	11,005	—	—	—	—	11,005
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $3,195	—	—	—	—	7,228	—	—	7,228
Reclassification adjustment for gain on securities included in income, net of income taxes of $(1,071)	—	—	—	—	(1,601)	—	—	(1,601)

Total comprehensive income	—	—	—	—	—	—	—	16,632

Purchase of treasury stock	—	—	—	—	—	(10,564)	—	(10,564)
Committed ESOP shares	—	1,075	—	450	—	—	—	1,525
Exercise of stock options	—	(805)	—	—	—	1,091	—	286
Share based payments	—	815	—	—	—	—	—	815
Cash dividends ($0.18 per share)	—	—	(8,479)	—	—	—	—	(8,479)

Balance at June 30, 2009	$788	$499,586	$276,352	$(797)	$(10,777)	$(365,326)	$2,924	$402,750

Balance at January 1, 2008	$788	$498,408	$273,330	$(2,166)	$(6,069)	$(334,256)	$2,910	$432,945

Comprehensive income:
Net income	—	—	9,341	—	—	—	—	9,341
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(555)	—	—	—	—	(829)	—	—	(829)
Reclassification adjustment for gain on securities included in income, net of income taxes of $(141)	—	—	—	—	(210)	—	—	(210)

Total comprehensive income	—	—	—	—	—	—	—	8,302

Capital contribution to real estate partnership	—	—	—	—	—	—	14	14
Purchase of treasury stock	—	—	—	—	—	(22,611)	—	(22,611)
Issuance of management recognition plan shares	—	(157)	—	—	—	157	—	—
Committed ESOP shares	—	1,346	—	450	—	—	—	1,796
Exercise of stock options	—	(3,394)	—	—	—	5,732	—	2,338
Share based payments	—	1,166	—	—	—	(252)	—	914
Cash dividends ($0.18 per share)	—	—	(8,752)	—	—	—	—	(8,752)

Balance at June 30, 2008	$788	$497,369	$273,919	$(1,716)	$(7,108)	$(351,230)	$2,924	$414,946

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2009	2008
	(Dollars in thousands)
Operating activities:
Net income	$11,005	$9,341
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for loan losses	3,633	223
Provision for depreciation	1,244	1,247
Amortization of intangibles	202	331
Amortization of mortgage servicing rights	1,947	907
Decrease in valuation allowance on MSRs	(453)	—
Stock-based compensation expense	2,340	2,696
Net amortization on securities	245	(832)
Loans originated for sale	(428,135)	(96,408)
Proceeds from loan sales	417,695	98,703
Gain on loan sales activities	(6,762)	(1,350)
Gain on sale of available-for-sale securities	(3,503)	(2,488)
Other-than-temporary impairment of available-for-sale securities	831	2,137
Accrued FDIC special assessment	1,550	—
Increase (decrease) in other liabilities	(7,522)	13,689
Increase in other assets	(10,280)	(3,308)
Decrease (increase) in accrued interest receivable	1,696	(1,733)

Net cash (used in) provided by operating activities	(14,267)	23,155

Investing activities:
Proceeds from maturities of investment securities	156,177	—
Purchases of investment securities	(125,389)	(251,173)
Purchases of mortgage-related securities	(457,340)	(117,967)
Principal repayments on mortgage-related securities	162,733	110,756
Proceeds from sale of investment securities	177,958	210,846
Net decrease in loans receivable	192,869	146,978
Proceeds from sale of foreclosed properties	2,167	868
Net purchases of premises and equipment	(819)	(1,697)

Net cash provided by investing activities	108,356	98,611

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30
	2009	2008
	(Dollars in thousands)
Financing activities:
Net (decrease) increase in deposit liabilities	$(57,569)	$52,241
Repayments of long-term borrowings	(491)	(1,503)
Net increase in advance payments by borrowers for taxes and insurance	19,416	18,307
Proceeds from exercise of stock options	249	2,110
Excess tax benefit from exercise of stock options	37	228
Cash dividends	(8,479)	(8,752)
Capital contribution to real estate partnership	—	14
Purchase of treasury stock	(10,564)	(22,611)

Net cash provided by (used in) financing activities	(57,401)	40,034

Increase in cash and cash equivalents	36,688	161,800
Cash and cash equivalents at beginning of period	112,893	38,949

Cash and cash equivalents at end of period	$149,581	$200,749

Supplemental information:
Interest paid on deposit liabilities and borrowings	$44,179	$65,405
Income taxes paid	8,572	5,919
Loans transferred to foreclosed properties and repossessed assets	7,301	1,506
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
In 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows eligible assets and liabilities to be measured at fair value without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company as of January 1, 2008. As of that date, the Company elected not to apply SFAS 159 to any of its financial assets or financial liabilities. Effective January 1, 2009, the Company elected to measure at fair value the fixed-rate, 15- and 30-year, one- to four-family mortgage loans originated after that date that the Company intends to sell in the secondary market (i.e., loans held-for-sale). The Company believes this change more appropriately matches the accounting treatment of loans held-for-sale with the accounting treatment of the financial instruments the Company uses to hedge its exposure to market risk in such loans. Prior to 2009, loans held-for-sale were carried at the “lower of cost or market.” Additional disclosures related to this accounting change are provided in Note 3, “Fair Value of Financial Instruments,” below.
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
In April 2009, FASB issued three FASB Staff Positions (“FSPs”): FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments;” FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;” and FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted all three of these FSPs during the second quarter of 2009. These FSPs did not have a material impact on the Company’s financial condition, results of operations, or liquidity, although it affects how certain matters are presented in the financial statements. Most notably, the Company has expanded its

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation (continued)
quarterly disclosures related to the fair value of financial instruments in Note 3, “Fair Value of Financial Instruments,” as required by FSP FAS 107-1.
As of June 30, 2009, the Company adopted FASB SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 established general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company evaluated subsequent events through the financial statement issuance date of August 10, 2009.
In June 2009 FASB issued SFAS 166, “Accounting for Transfers of Financial Assets—An amendment of FASB Statement No. 140.” The provisions of SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The provisions of SFAS 166 must be applied to transfers occurring on or after the effective date. Earlier application is prohibited. Management does not expect the adoption of SFAS 166 will have a material impact on the Company’s financial condition, results of operations, or liquidity.
In June 2009 FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management does not expect the adoption of SFAS 167 will have a material impact on the Company’s financial condition, results of operations, or liquidity.
The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Part II, Item 7, of its 2008 Annual Report on Form 10-K, as well as Note 1 of the Company’s Audited Consolidated Financial Statements contained in the same Form 10-K.
Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company’s financial condition and results of operations for the three and six month periods ended June 30, 2009 and 2008, can be found in Part I, Item 2, of this Form 10-Q, under the headings entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality.” In addition, refer to Note 5, “Loans Receivable,” below.
Significant judgments and/or estimates are also made in accounting for the Company’s mortgage servicing rights (“MSRs”), goodwill, and other-than-temporary impairment (“OTTI”) of its securities available-for-sale. In the judgment of management there has been no change in the status of the Company’s goodwill during the six month period ended June 30, 2009. Information regarding the impact MSRs and OTTI have had on the Company’s financial condition and results of operations for the six month periods ended June 30, 2009 and 2008, can be found in Note 6, “Other Intangible Assets and Mortgage Servicing Rights,” and Note 2, “Securities Available-for-Sale,” below.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation (continued)
Management also makes judgments and estimates related to its assessment of the Company’s tax assets and liabilities. Information relating to the impact tax assets and liabilities have had on the Company’s financial condition and results of operations for the six month periods ended June 30, 2009 and 2008, can be found in Part I, Item 2, of this Form 10-Q, under the heading entitled “Results of Operations—Income Taxes.”
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$341,920	$418	$(2,478)	$339,860
Mutual funds	38,801	445	(78)	39,168

Total investment securities	380,721	863	(2,556)	379,028

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	460,681	5,280	(2,121)	463,840
Federal National Mortgage Association	373,369	5,031	(1,068)	377,332
Private-label CMOs	138,456	—	(17,782)	120,674
Government National Mortgage Association	24,764	406	—	25,170

Total mortgage-related securities	997,270	10,717	(20,971)	987,016

Total securities available-for-sale	$1,377,991	$11,580	$(23,527)	$1,366,044

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$372,446	$7,089	—	$379,535
Mutual funds	39,632	36	$(65)	39,603

Total investment securities	412,078	7,125	(65)	419,138

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	281,652	1,367	(782)	282,237
Federal National Mortgage Association	411,528	2,534	(698)	413,364
Private-label CMOs	157,760	—	(29,147)	128,559
Government National Mortgage Association	26,739	208	(240)	26,707

Total mortgage-related securities	877,625	4,109	(30,867)	850,867

Total securities available-for-sale	$1,289,703	$11,234	$(30,932)	$1,270,005

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
The Company has determined that the unrealized losses reported for its investment and mortgage-related securities as of June 30, 2009 and 2008, were temporary. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. The Company does not intend to sell these securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost.
As of June 30, 2009, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. government and federal obligations	$(1,355)	7	$79,065	$(1,123)	5	$95,777	$(2,478)	$174,842
Mutual funds	—	—	—	(78)	1	630	(78)	630

Total investment securities	(1,355)	7	79,065	(1,201)	6	96,407	(2,556)	175,472

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(1,985)	11	142,853	(136)	7	13,761	(2,121)	156,614
Federal National Mortgage Association	(949)	13	86,317	(119)	4	10,523	(1,068)	96,840
Private-label CMOs	(4,496)	5	12,309	(13,286)	24	108,365	(17,782)	120,674

Total mortgage-related securities	(7,430)	29	241,479	(13,541)	35	132,649	(20,971)	374,128

Total	$(8,785)	36	$320,544	$(14,742)	41	$229,056	$(23,527)	$549,600

     As of December 31, 2008, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
Mutual funds	$(65)	1	$643	$—	—	$—	$(65)	$643

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	—	—	—	(782)	38	94,959	(782)	94,959
Federal National Mortgage Association	(192)	8	12,537	(506)	40	96,429	(698)	108,966
Government National Mortgage Association	(4)	1	218	(236)	6	14,825	(240)	15,043
Private label CMOs	(6,078)	11	56,594	(23,069)	18	71,963	(29,147)	128,557

Total mortgage-related securities	(6,274)	20	69,349	(24,593)	102	278,176	(30,867)	347,525

Total	$(6,339)	21	$69,992	$(24,593)	102	$278,176	$(30,932)	$348,168

During the first quarter of 2009 the Company recorded an additional impairment of $831 on one of its mutual fund investments. This impairment was included as a component of net gain on investments in the income statement for the six months ended June 30, 2009. During the second quarter of 2008 the Company recorded an additional impairment of $2,137 on this same mutual fund. This impairment was

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
included as a component of net gain on investments in the income statement for the three and six month periods ended June 30, 2008.
Results of operations for the three month periods ended June 30, 2009 and 2008, included gross realized gains on the sale of securities available-for-sale of $610 and $1,018, respectively. Results of operations for the six month periods ended as of the same dates included gross realized gains on the sale of such securities of $3,503 and $2,488, respectively. None of these periods included gross realized losses on the sale of securities available-for-sale.
The amortized cost and fair values of securities by contractual maturity at June 30, 2009, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	—	—
Due after one year through five years	$106,007	$105,239
Due after five years through ten years	19,382	18,862
Due after ten years	216,531	215,759
Mutual funds	38,801	39,168
Mortgage-related securities	997,270	987,016

Total securities available-for-sale	$1,377,991	$1,366,044

Investment securities with a fair value of approximately $262,286 and $206,642 at June 30, 2009 and December 31, 2008, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.
3. Fair Value of Financial Instruments
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
The following methods and assumptions are used by the Company in estimating its fair value disclosures of financial instruments:

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
3. Fair Value of Financial Instruments (continued)
Cash and Cash Equivalents The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets’ fair values.
Securities Available-for-Sale Fair values for these securities are based on quoted market prices or such prices of comparable instruments. These securities are recorded on the statement of financial condition at fair value; thus the carrying value equals fair value.
Loans Held-for-Sale The fair value of loans held-for-sale is based on the current market price for securities collateralized by similar loans. Loans held-for-sale are recorded on statement of financial condition at fair value; thus the carrying value equals fair value.
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

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
3. Fair Value of Financial Instruments (continued)
The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	June 30		December 31
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$149,581	$149,581	$112,893	$112,893
Securities available-for-sale	1,366,044	1,366,044	1,270,005	1,270,005
Loans receivable, net	1,625,250	1,611,259	1,829,053	1,781,536
Loans held-for-sale	32,080	32,080	19,030	19,455
Mortgage servicing rights, net	6,361	7,668	3,703	4,696
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	14,837	14,837	16,533	16,533
Deposit liabilities	2,070,708	2,014,111	2,130,348	2,123,284
Advance payments by borrowers	21,345	21,345	1,929	1,929
Borrowings	907,480	1,010,426	907,971	1,060,896
Accrued interest payable	5,293	5,293	3,312	3,312
Excluded from the above table are off-balance-sheet items (refer to Note 14) as the fair value of these items is not significant.
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
The following table sets forth by level within the fair value hierarchy (i.e., Level 1, 2, or 3) the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2009. The Company’s financial liabilities accounted for at fair value were a negligible amount as of June 30, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
3. Fair Value of Financial Instruments (continued)

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total

Securities available-for-sale:
Investment securities	$39,168	$339,860	—	$379,028
Mortgage-related securities	—	987,016	—	987,016
Loans held-for-sale	—	32,080	—	32,080
For purposes of the impairment testing of mortgage servicing rights, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements (refer to Note 1 for additional discussion). Although not included in the above table, the Company considers the fair value of mortgage servicing rights to be Level 3 in the fair value hierarchy. Pools determined to be impaired at June 30, 2009, had an amortized cost basis of $2,992 and a fair value of $2,623 as of that date. Accordingly, the Company established a valuation allowance of $369 as of June 30, 2009, compared to $822 as of December 31, 2008. Refer to Note 6 for additional disclosures related to mortgage servicing rights.
As described in Note 1, “Basis of Presentation,” the Company elected to measure at fair value its loans held-for-sale that were originated after January 1, 2009. Loans held-for-sale were $32,080 at June 30, 2009, and consisted of loans originated after January 1, 2009. Included in loans held-for-sale as of June 30, 2009, was an unrealized gain of $117. This unrealized gain was included as a component of net gain on loan sale activities for the three and six months ended June 30, 2009.
4. Derivative Financial Instruments
The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”). Such forward commitments are also considered to be derivative instruments. These derivatives are not designated as accounting hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, changes in the fair value of the derivative instruments are recognized currently through earnings.
As of June 30, 2009 and 2008, net unrealized gains of $417 and $63, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains (losses) of $117 and $(41) on loans held-for-sale as of those dates, respectively, that were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
4. Derivative Financial Instruments (continued)
The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated.

	June 30, 2009		December 31, 2008
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Interest rate lock commitments	$25,858	$258	$74,298	$1,025
Forward commitments	46,913	159	69,587	(628)

Net unrealized gain		$417		$397

Other assets include unrealized gains on IRLCs of $258 and $1,025 as of June 30, 2009, and December 31, 2008, respectively. Unrealized gains of $159 on forward commitments are included in other assets at June 30, 2009. Unrealized losses of $628 on forward commitments are included in other liabilities as of December 31, 2008.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
5. Loans Receivable
Loans receivable consist of the following:

	June 30	December 31
	2009	2008

Permanent mortgage loans:
One- to four-family	$736,563	$881,288
Multi-family	184,381	190,497
Commercial real estate	269,387	275,802

Total permanent mortgages	1,190,331	1,347,587

Construction and development loans:
One- to four-family	7,886	17,349
Multi-family	71,371	71,208
Commercial real estate	62,113	70,612

Total construction and development	141,370	159,169

Total real estate mortgage loans	1,331,701	1,506,756

Consumer loans:
Fixed-term home equity	140,871	173,104
Home equity lines of credit	84,753	86,962
Student	20,498	21,469
Home improvement	30,634	36,023
Automobile	7,543	11,775
Other consumer	9,104	8,740

Total consumer loans	293,403	338,073
Commercial business loans	51,372	49,623

Total loans receivable	1,676,476	1,894,452
Undisbursed loan proceeds	(38,172)	(54,187)
Allowance for loan losses	(13,392)	(12,208)
Unearned loan fees and discounts	338	996

Total loans receivable, net	$1,625,250	$1,829,053

The Company’s mortgage loans and home equity loans are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
6. Other Intangible Assets and Mortgage Servicing Rights
Other intangible assets consist of deposit base intangibles. As of June 30, 2009, and December 31, 2008, deposit base intangibles were net of accumulated amortization of $12,893 and $12,691, respectively.
The following table presents the activity in the Company’s MSRs for the periods indicated.

	Six Months Ended June 30
	2009	2008

MSRs at beginning of the period	$4,525	$4,708
Additions	4,152	1,084
Amortization	(1,947)	(907)

MSRs at end of period	6,730	4,885
Valuation allowance	(369)	—

MSRs at end of the period, net	$6,361	$4,885

The projections of amortization expense shown below for MSRs are based on existing asset balances and the existing interest rate environment as of June 30, 2009. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions. The following table shows the current period and estimated future amortization expense for MSRs and deposit base intangibles:

	Mortgage	Deposit
	Servicing	Base
	Rights	Intangibles	Total

Six months ended June 30, 2009 (actual)	$1,947	$202	$2,149

Estimate for six months ended December 31, 2009	$584	$202	$786
Estimate for year ended December 31:
2010	1,160	405	1,565
2011	1,036	405	1,441
2012	874	199	1,073
2013	769	140	909
2014	684	140	824
Thereafter	1,254	116	1,370

Total	$6,361	$1,607	$7,968

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
7. Other Assets
Other assets are summarized as follows:

	June 30	December 31
	2009	2008

Accrued interest:
Mortgage-related securities	$5,864	$6,669
Investment securities	1,257	1,734
Loans receivable	7,716	8,130

Total accrued interest	14,837	16,533
Foreclosed properties and repossessed assets	9,885	4,768
Premises and equipment, net	51,740	52,209
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank-owned life insurance	52,241	51,261
Prepaid and other	39,124	29,763

Total other assets	$213,919	$200,626

8. Deposit Liabilities
Deposit liabilities are summarized as follows:

	June 30	December 31
	2009	2008

Checking accounts:
Non-interest-bearing	$89,012	$89,106
Interest-bearing	184,024	180,269

Total checking accounts	273,036	269,375

Money market accounts	323,853	340,631
Savings accounts	204,665	185,003

Certificates of deposit:
Due within one year	965,076	958,863
After one but within two years	159,898	243,104
After two but within three years	22,735	25,746
After three but within four years	81,011	13,723
After four but within five years	40,434	91,832
After five years	—	—

Total certificates of deposits	1,269,154	1,333,268

Total deposit liabilities	$2,070,708	$2,128,277

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
9. Borrowings
Borrowings consist of the following:

	June 30, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	271	4.17	278	4.17
Thereafter	807,209	4.23	807,693	4.23

Total borrowings	$907,480		$907,971

Substantially all of the Company’s advances from the Federal Home Loan Bank (“FHLB”) of Chicago are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. At June 30, 2009, $856,000 of the Company’s FHLB of Chicago advances were redeemable on a quarterly basis at the option of the FHLB of Chicago.
The Company is required to maintain certain unencumbered mortgage loans and certain mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Total advances from the FHLB of Chicago are limited to the lesser of: (1) 35% of the Bank’s total assets; (2) twenty times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities. Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at June 30, 2009.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of June 30, 2009, that the Bank met or exceeded all capital adequacy requirements to which it is subject.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
10. Shareholders’ Equity (continued)
The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of June 30, 2009:

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$353,028	21.07%	$134,032	8.00%	$167,540	10.00%
Tier 1 capital (to risk-weighted assets)	339,636	20.27	67,016	4.00	100,524	6.00
Tier 1 capital (to adjusted total assets)	339,636	9.99	135,937	4.00	169,922	5.00
The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”
11. Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Basic earnings per share:
Net income	$3,817	$4,279	$11,005	$9,341

Weighted average shares outstanding	46,229,841	47,148,758	46,462,061	47,361,457
Allocated ESOP shares for period	81,813	81,812	163,626	163,625
Vested MRP shares for period	15,360	42,807	58,179	101,331

Basic shares outstanding	46,327,014	47,273,377	46,683,866	47,626,413

Basic earnings per share	$0.08	$0.09	$0.24	$0.20

Diluted Earnings Per Share:
Net income	$3,817	$4,279	$11,005	$9,341

Weighted average shares used in basic earnings per share	46,327,014	47,273,377	46,683,866	47,626,413
Dilutive effect of:
Stock option shares	665,012	874,044	663,383	958,268
Unvested MRP shares	—	2,944	—	4,586

Diluted shares outstanding	46,992,026	48,150,365	47,347,249	48,589,267

Diluted earnings per share	$0.08	$0.09	$0.23	$0.19

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
11. Earnings Per Share (continued)
The Company had stock options for 2,065,600 shares outstanding as of June 30, 2009, and for 82,000 shares as of June 30, 2008, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.75 and $11.81 per share as of those dates, respectively.
12. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $41 and $36 during the three months ended June 30, 2009 and 2008, respectively, and $91 and $79 during the six months ended June 30, 2009 and 2008, respectively.
The Company also has a defined benefit pension plan (the “Qualified Plan”) covering employees meeting certain minimum age and service requirements and a non-qualified supplemental pension plan (the “Supplemental Plan”) for certain qualifying employees. The supplemental pension plan is funded through a “rabbi trust” arrangement. The benefits are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years that produces the highest average. The Company’s funding policy for the qualified plan is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.
The following tables set forth the plans’ net periodic benefit cost:

	Qualified Plan		Qualified Plan
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

Service cost	$441	$435	$882	$871
Interest cost	456	414	911	828
Expected return on plan assets	(430)	(488)	(860)	(976)
Amortization of prior service cost	139	5	279	11

Net periodic benefit cost	$606	$366	$1,212	$734

	Supplemental Plan		Supplemental Plan
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

Service cost	$49	$46	$98	$92
Interest cost	107	105	215	210

Net periodic benefit cost	$156	$151	$313	$302

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
12. Employee Benefit Plans (continued)
The amount of the 2009 contribution was determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2009. The contribution to the Qualified Plan in 2009 will be $5,000 and no contribution is necessary to the Supplemental Plan.
13. Stock-Based Benefit Plans
In 2001 the Company’s shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), which provided for stock option awards of up to 4,150,122 shares. Options granted under the 2001 Plan vested over five years and have expiration terms of ten years. The 2001 Plan also provided for restricted stock (“MRP”) awards of up to 1,226,977 shares. All options and MRPs awarded under the 2001 Plan are fully vested and no further awards may be granted under the plan.
In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of June 30, 2009, options for 1,592,362 shares and 654,721 MRP shares remain eligible for award under the 2004 Plan.
The Company has no stock compensation plans that have not been approved by shareholders.
MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $666 and $761 for the six month periods ended June 30, 2009 and 2008, respectively. Outstanding non-vested MRP grants had a fair value of $264 and an unamortized cost of $306 at June 30, 2009. The cost of these shares is expected to be recognized over a weighted-average period of 2.0 years.
During the three months ended June 30, 2009 and 2008, the Company recorded stock option compensation expenses of $58 and $82, and for the six months ended June 30, 2009 and 2008, the Company recorded stock option compensation expense of $150 and $153, respectively. As of June 30, 2009, there was $131 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
13. Stock-Based Benefit Plans (continued)
The following schedule reflects activity in the Company’s stock options during the six month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30
	2009		2008
		Weighted		Weighted
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	3,445,967	$7.8763	4,090,628	$7.3650
Granted	—	—	32,000	11.1600
Exercised	(92,660)	3.2056	(472,038)	4.4710
Forfeited	(68,200)	10.6730	(58,800)	10.6730

Outstanding at end of period	3,285,107	$7.9500	3,591,790	$7.7310

The following table provides additional information regarding the Company’s outstanding options as of June 30, 2009.

	Remaining	Non-Vested Options		Vested Options
	Contractual	Stock	Intrinsic	Stock	Intrinsic
	Life	Options	Value	Options	Value

Exercise price:
$3.2056	1.8 years	—	—	1,219,507	$6,725
$10.6730	4.8 years	—	—	1,933,600	—
$12.2340	7.0 years	30,000	—	20,000	—
$11.1600	8.8 years	25,600	—	6,400	—
$12.0250	9.1 years	50,000	—	—	—

Total		105,600	—	3,179,507	$6,725

Weighted average remaining contractual life		8.4 years		3.7 years

Weighted average exercise price		$11.8747		$7.8197

The intrinsic value of options exercised during the six month periods ended June 30, 2009 and 2008, was $541 and $3,264, respectively. The weighted average grant date fair value of non-vested options at June 30, 2009, was $2.06 per share. There were no grants or forfeitures of non-vested options during the six months ended June 30, 2009; however, options for 411,600 shares became vested during this period.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. There were no options granted during the six

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
13. Stock-Based Benefit Plans (continued)
month period ended June 30, 2009. The following assumptions were used to value 32,000 options granted during the six month period ended June 30, 2008: risk free interest rate of 3.18%, dividend yield of 3.00%, expected stock volatility of 16.8%, and expected term to exercise of five years.
14. Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at June 30, 2009, and December 31, 2008, are as follows:

	June 30	December 31
	2009	2008

Unused consumer lines of credit	$152,363	$153,568
Unused commercial lines of credit	19,941	21,760
Commitments to extend credit:
Fixed rate	18,948	22,690
Adjustable rate	15,226	20,585
Undisbursed commercial loans	1,318	994
Forward commitments to sell mortgage loans of $46,913 at June 30, 2009, represent commitments obtained by the Company from Fannie Mae to purchase mortgages from the Company. Forward commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Forward commitments to sell loans are made to mitigate interest rate risk on the Company’s loans held-for-sale as well as its IRLCs. There were $69,587 of forward commitments at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
This report contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, are intended to identify forward-looking statements, and any discussions of periods after the date for which this report is filed, are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause its actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including the significant instability of credit, lending, and financial markets; declines in the real estate market, which could affect both collateral values and loan activity; negative developments affecting particular borrowers, which could adversely impact loan repayments and collection; negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value and/or cash flows from such securities; legislative and regulatory initiatives, including action taken, or that may be taken, in response to the current financial market crisis and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; increased competition and/or disintermediation within the financial services industry; the effects of further regulation and consolidation within the financial services industry; changes in tax rates, deductions, and/or policies; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; demand for other financial services; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the factors discussed in “Outlook,” below; and other factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Annual Report on Form 10-K.
Results of Operations
Overview The Company’s net income was $3.8 million or $0.08 per diluted share in the second quarter of 2009 compared to $4.3 million or $0.09 per diluted share during the same period in 2008. Net income for the six month period ended June 30, 2009, was $11.0 million or $0.23 per diluted share compared to $9.3 million or $0.19 per diluted share in the same period last year. The Company’s net income for these periods represented a return on average assets (“ROA”) of 0.44% and 0.48%, respectively, and a return on average equity (“ROE”) of 3.78% and 4.13%, respectively. For the six month periods, net income represented an ROA of 0.63% and 0.53% in 2009 and 2008, respectively, and an ROE of 5.46% and 4.43% in the same periods, respectively.
Net income during the three months ended June 30, 2009, was negatively impacted by a $1.6 million non-recurring special assessment from the Federal Deposit Insurance Corporation (“FDIC”) and a $752,000 increase in regular FDIC deposit insurance premiums compared to the same quarter in 2008. Also contributing to the decline in net income during the second quarter of 2009 compared to the same period in 2008 were the following developments:
•	a $548,000 or 3.5% increase in all other non-interest expenses (excluding regular FDIC insurance premiums and the special assessment described above);

•	a $472,000 or 22.7% increase in income tax expense due principally to a change in Wisconsin tax law;

•	a $405,000 or over 600% increase in provision for loan losses;

•	a $317,000 or approximately 95% decrease in loan related fees and service charges;

•	a $264,000 or 14.7% decline in other non-interest income; and

•	a $231,000 or 1.3% decrease in net interest income.
The unfavorable developments itemized above were partially offset by a $2.4 million or approximately 440% increase in gain on loan sales activities and a $1.7 million improvement in gain (loss) on investments in the second quarter of 2009 compared to the same quarter of 2008.
Net income during the six months period ended June 30, 2009, benefited from the following developments compared to the same period in 2008:
•	a $5.4 million or approximately 400% increase in gain on loan sales activities;

•	a $2.3 million or approximately 660% increase in net gain on investments;

•	a $1.9 million or 5.5% increase in net interest income; and

•	a $1.8 million one-time tax benefit recorded against income tax expense as a result of a change in Wisconsin tax law.
These favorable developments were offset in part by the following unfavorable developments:
•	a $3.4 million increase in provision for loan loss;

•	a $1.6 million non-recurring special assessment from the FDIC;

•	a $1.4 million or 31.4% increase in income tax expense;

•	a $1.1 million increase in regular FDIC insurance premiums;

•	a $1.1 million or 3.5% increase in all other non-interest expenses (excluding regular FDIC insurance premiums and the special assessment);

•	a $585,000 decrease in loan related fees and service charges; and

•	a $552,000 or 14.9% decrease in other non-interest income.
The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and six month periods ended June 30, 2009 and 2008.
Net Interest Income Net interest income decreased by $231,000 or 1.3% during the three months ended June 30, 2009, compared to the same period in 2008. This decline was principally the result of a $49.9 million or 1.5% decrease in average earning assets that was only partially offset by a nine basis point improvement in the interest rate spread. For the six months ended June 30, 2009, net interest income increased by $1.9 million or 5.5% relative to the same six months in 2008. This improvement was primarily attributable to a declining interest rate environment in which the Company was able to lower its cost of interest-bearing liabilities more quickly than the decline in yield on its earning assets. This resulted in a 25 basis points improvement in the interest rate spread between the six month periods. The impact of this development was partially offset by a $43.6 million or 1.3% decrease in average earning assets in the first six months of 2009 relative to the same period in 2008. Also affecting the comparison of net interest income between the 2009 and 2008 periods was a modest decline in the ratio of average earning assets to average interest-bearing liabilities. The decline in this ratio was principally the result of the Company’s stock repurchases, which were funded by cash flows from increases in interest-bearing liabilities, decreases in earning assets, or a combination of the two.
The Company’s interest rate spread was 1.92% during the second quarter of 2009 compared to 2.07% in the first quarter of 2009. In recent periods the Company has experienced increased levels of liquidity due to reduced loan demand and increased repayment activity in its loan and securities portfolios. These developments were attributable to a general deterioration in economic conditions, as well as a historically low interest rate environment that has resulted in increased refinancing of adjustable-rate residential and home equity loans into fixed-rate residential loans, which the Company typically sells in the secondary market. In an effort to reduce its exposure to the negative effects of higher interest rates in the future, the Company has reinvested cash flows from these sources in variable-rate or medium-term securities. Such investments typically have lower yields than longer-term, fixed-rate loans and securities. As a result of these developments, the Company expects that its interest rate spread may decline modestly in the near term, although there can be no assurances. The Company has also managed its liquidity position in recent periods by reducing the rates it offers on its certificates of deposits and certain other deposit accounts, which has resulted in a $57.6 million or 2.7% decrease in deposit liabilities during the six months ended June 30, 2009.
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

	Three Months Ended June 30
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,732,909	$24,541	5.66%	$1,880,378	$28,356	6.03%
Mortgage-related securities	996,655	10,052	4.03	971,140	11,393	4.69
Investment securities (2)	379,771	4,551	4.79	319,700	3,621	4.53
Interest-earning deposits	149,670	22	0.06	33,257	168	2.02
Federal funds sold	—	—		104,396	538	2.06

Total interest-earning assets	3,259,005	39,166	4.81	3,308,871	44,076	5.33

Non-interest-earning assets	231,546			244,629

Total average assets	$3,490,551			$3,553,500

Liabilities and equity:
Interest-bearing liabilities:
Regular savings accounts	$202,739	37	0.07	$193,410	152	0.31
Money market accounts	331,313	635	0.77	329,948	2,106	2.55
Interest-bearing demand accounts	187,160	28	0.06	171,923	99	0.23
Certificates of deposit	1,300,010	10,820	3.33	1,343,841	13,792	4.11

Total deposit liabilities	2,021,222	11,520	2.28	2,039,122	16,149	3.17
Advance payments by borrowers for taxes and insurance	17,089	3	0.07	16,582	4	0.10
Borrowings	907,569	9,778	4.31	911,044	9,827	4.31

Total interest-bearing liabilities	2,945,880	21,301	2.89	2,966,748	25,980	3.50

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	92,310			91,701
Other non-interest-bearing liabilities	48,957			80,471

Total liabilities	3,087,147			3,138,920
Shareholders’ equity	403,404			414,580

Total average liabilities and equity	$3,490,551			$3,553,500

Net interest income and net interest rate spread		$17,864	1.92%		$18,096	1.83%

Net interest margin			2.19%			2.19%

Average interest-earning assets to average interest-bearing liabilities	1.11x			1.12x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

	Six Months Ended June 30
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,782,772	$50,771	5.70%	$1,931,190	$58,467	6.05%
Mortgage-related securities	949,668	20,550	4.33	1,015,316	24,043	4.74
Investment securities (2)	404,853	9,758	4.82	258,838	5,651	4.37
Interest-earning deposits	126,532	73	0.12	21,701	248	2.29
Federal funds sold	—	—		80,425	934	2.32

Total interest-earning assets	3,263,825	81,152	4.97	3,307,470	89,343	5.40

Non-interest-earning assets	233,039			227,501

Total average assets	$3,496,864			$3,534,971

Liabilities and equity:
Interest-bearing liabilities:
Regular savings accounts	$195,551	74	0.08	$188,396	334	0.35
Money market accounts	333,323	1,647	0.99	313,097	4,259	2.72
Interest-bearing demand accounts	182,067	114	0.13	167,541	186	0.22
Certificates of deposit	1,325,189	22,799	3.44	1,367,675	29,769	4.35

Total deposit liabilities	2,036,130	24,634	2.42	2,036,709	34,548	3.39
Advance payments by borrowers for taxes and insurance	12,079	4	0.07	11,823	6	0.10
Borrowings	907,693	19,456	4.29	911,441	19,665	4.32

Total interest-bearing liabilities	2,955,902	44,094	2.98	2,959,973	54,219	3.66

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	88,539			90,667
Other non-interest-bearing liabilities	49,566			62,295

Total liabilities	3,094,007			3,112,935
Shareholders’ equity	402,857			422,036

Total average liabilities and equity	$3,496,864			$3,534,971

Net interest income and net interest rate spread		$37,058	1.99%		$35,124	1.74%

Net interest margin			2.77%			2.12%

Average interest-earning assets to average interest-bearing liabilities	1.10x			1.12x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

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

	Three Months Ended
	June 30, 2009, Compared to June 30, 2008
	Increase (Decrease)
	Volume	Rate	Net

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,136)	$(1,679)	$(3,815)
Mortgage-related securities	296	(1,637)	(1,341)
Investment securities	710	220	930
Interest-earning deposits	142	(288)	(146)
Federal funds sold	(262)	(269)	(538)

Total interest-earning assets	(1,257)	(3,653)	(4,910)

Interest-bearing liabilities:
Regular savings accounts	7	(122)	(115)
Money market accounts	9	(1,480)	(1,471)
Interest-bearing demand accounts	8	(79)	(71)
Certificates of deposit	(438)	(2,534)	(2,972)

Total deposit liabilities	(414)	(4,215)	(4,629)
Advance payments by borrowers for taxes and insurance	—	(1)	(1)
Borrowings	(37)	(12)	(49)

Total interest-bearing liabilities	(451)	(4,228)	(4,679)

Net change in net interest income	$(806)	$575	$(231)

	Six Months Ended
	June 30, 2009, Compared to June 30, 2008
	Increase (Decrease)
	Volume	Rate	Net

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,428)	$(3,268)	$(7,696)
Mortgage-related securities	(1,489)	(2,004)	(3,493)
Investment securities	3,468	639	4,107
Interest-earning deposits	249	(424)	(175)
Federal funds sold	(467)	(467)	(934)

Total interest-earning assets	(2,667)	(5,524)	(8,191)

Interest-bearing liabilities:
Regular savings accounts	4	(264)	(260)
Money market accounts	259	(2,871)	(2,612)
Interest-bearing demand accounts	15	(87)	(72)
Certificates of deposit	(899)	(6,071)	(6,970)

Total deposit liabilities	(621)	(9,293)	(9,914)
Advance payments by borrowers for taxes and insurance	—	(2)	(2)
Borrowings	(81)	(128)	(209)

Total interest-bearing liabilities	(702)	(9,423)	(10,125)

Net change in net interest income	$(1,965)	$3,899	$1,934

Provision for Loan Losses The Company provided $472,000 for loan losses in the second quarter of 2009 compared to $67,000 in the second quarter of 2008. The provision for loan losses for the six month periods in 2009 and 2008 was $3.6 million and $223,000, respectively. During the first quarter of 2009 the Company recorded a $1.3 million provision for loss against a $9.1 million loan secured by a completed condominium development project and a $576,000 loss on an apartment complex for which the Company accepted a deed in lieu of foreclosure during that quarter. The Company also established $466,000 in specific loss allowances on a number of smaller commercial real estate and commercial business loans during the first quarter and recorded nearly $600,000 in additional loan loss provision to reflect management’s general concerns regarding continued deterioration in economic conditions and declines in real estate values. There were no increases in specific loan loss allowances in the second quarter of 2009. However, as a result of deteriorating economic conditions, the Company has experienced an overall increase in charge-off activity in its portfolio of residential and consumer loans. This development accounts for substantially all of the increase in the provision for loan losses in the second quarter of 2009 compared to the same period in 2008. The $1.3 million loss on the condominium project described above was in addition to a separate $1.3 million loss that was recorded against this same loan in the third quarter of 2008. In the judgment of management, continued deterioration in the market for these condominiums, as evidenced by the lack of unit sales in the project, warranted the additional loss provision in 2009. For additional discussion, refer to “Financial Condition—Asset Quality,” below.
Non-Interest Income Total non-interest income increased by $3.5 million or 86.1% in the second quarter of 2009 compared to the same period in 2008. During the six months ended June 30, 2009, the increase was $6.5 million or 62.7% compared to the same period in 2008. Significant reasons for these increases are discussed in the following paragraphs.
Gains on loan sales were $2.9 million during the three months ended June 30, 2009, compared to $540,000 during the same three month period in 2008. For the six months ended June 30, 2009, gains on loan sales were $6.8 million compared to $1.4 million during the same six months in 2008. Sales of one- to four-family mortgage loans were $415.1 million in the first six months of 2009 compared to $98.4 million in the same period of 2008. Sales increased substantially in 2009 as a result of a historically low interest rate environment that encouraged borrowers to refinance higher-rate fixed-rate loans into new loans with lower rates. At the same time, the Company’s existing adjustable-rate borrowers were incented to convert their loans into fixed-rate loans. As a result of this behavior, the Company’s one- to four-family mortgage loan originations were $457.5 million during the six months ended June 30, 2009, compared to $126.0 million during the same period in 2008. Most of these originations were fixed-rate mortgages. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. As a result of increases in market interest rates in recent weeks, management expects loan origination and sales activity to decline during the remainder of 2009, which is likely to result in lower gains on sales of loans in the near term.
Loan-related fees and servicing revenue was $16,000 for the three months ended June 30, 2009, compared to $333,000 for the same quarter in 2008. For the six month periods, this revenue was a negative $316,000 in 2009 compared to a positive $269,000 in 2008. Low interest rate environments typically cause an increase in actual mortgage loan prepayment activity, which generally results in an increase in the amortization of MSRs. During the six months ended June 30, 2009 and 2008, MSR amortization expense, which is netted against loan-related fees and servicing revenue, was $1.9 million and $907,000, respectively. The negative impact of this increase was partially offset by the positive impact of an increase in the value of the Company’s MSRs due to a modest increase in mortgage interest rates near the end of the second quarter. Higher interest rates typically result in lower expectations for future loan prepayment activity, which has a positive impact on the value of MSRs. As of June 30, 2009, the Company had a valuation allowance of $369,000 against MSRs with a gross book value of $6.7 million. These amounts compared to a valuation allowance of $822,000 against a gross book value of $4.5 million as of December 31, 2008. The net recovery in the valuation allowance of $453,000 in 2009 was recorded in loan-related fees and servicing revenue. In the prior year, a $174,000 increase in the valuation allowance in the first quarter of that year was recovered in its entirety in the following quarter when interest rates increased in the second quarter of 2008, similar to 2009.
If market interest rates for one- to four-family loans continue to increase and/or loan prepayment expectations decrease in future periods, the Company could recover all or a portion of its previously established allowance on MSRs, as well as record reduced levels of MSR amortization expense. Alternatively, if interest rates decrease and/or prepayment expectations increase, the Company could potentially record additional charges to earnings related to increases in the valuation allowance on its MSRs. In addition, amortization expense could remain elevated due to likely increases in loan prepayment activity.
As of June 30, 2009, the Company serviced $924.4 million in loans for third-party investors compared to $728.4 million at December 31, 2008. This increase was a result of the substantial increase in one- to four-family loans originated and sold in the secondary market, as previously described.
Gains (losses) on investment activities were $610,000 during the three month period ended June 30, 2009, compared to $(1.1) million in the same period in 2008. For the six month periods, gains were $2.7 million in 2009 compared to $351,000 in 2008. Results for the six month periods of 2009 and 2008 are net of $831,000 and $2.1 million, respectively, in OTTI charges related to one of the Company’s mutual fund investments. This mutual fund invests primarily in mortgage-related securities, none of which are secured by sub-prime mortgages, but a portion of which are secured by interest-only mortgages, option-payment mortgages, and other “Alt-A” mortgages. The Company has recorded a total of $8.7 million in impairment charges on this mutual fund since the fourth quarter of 2007, although no additional impairment was recorded in the second quarter of 2009. The $2.1 million charge recorded in 2008 occurred in the second quarter of that year. Given the significant uncertainty and illiquidity that exists in the markets for securities secured by these types of loans, the Company may be required to record future impairment charges against this investment, although there can be no assurances. This investment had a remaining book value of $20.8 million at June 30, 2009 (after impairment charges). Its fair value as of the same date was $21.0 million.

Excluding the OTTI losses described in the previous paragraph, gains on investment activities were $610,000 in the second quarter of 2009 compared to $1.0 million in the same period in 2008. Year-to-date, these gains were $3.5 million in 2009 and $2.5 million in 2008. During the six months ended June 30, 2009, the Company sold $174.5 million in long-term, fixed-rate, mortgage-related securities, the proceeds of which were reinvested primarily in adjustable-rate government agency mortgage-backed securities (“MBSs”) and other medium-term government agency securities. Management considered these actions to be prudent in light of its expectations that interest rates may trend higher in the future. Gains on investment activities in 2008 resulted from the sale of $392.4 million in mortgage-related securities in that period.
Other non-interest income declined by $264,000 or 14.7% during the three months ended June 30, 2009, compared to the same period in 2008. For the six month periods the decline was $552,000 or 14.9% from 2008 to 2009. These declines were primarily attributable to a decrease in earnings from the Company’s investment in bank-owned life insurance (“BOLI”), the yield on which has been adversely impacted by a lower interest rate environment since last year.
Non-Interest Expense Total non-interest expense increased by $2.8 million or 18.1% in the second quarter of 2009 compared to the same period in 2008. The increase was $3.7 million or 11.8% for the six month period in 2009 compared to the same period in 2008. A significant portion of the increase in both periods was due to a $1.6 million non-recurring special assessment from the FDIC. This special assessment was charged to all FDIC-insured financial institutions in the second quarter of 2009, although it will not be paid until September 30, 2009. In the Bank’s case, the assessment was 0.05% of total assets less Tier 1 capital at June 30, 2009. Also contributing to the increase in non-interest expense in both periods was an increase in regular deposit insurance premiums charged by the FDIC. Beginning in 2009, the FDIC increased deposit insurance rates for all financial institutions. As a result of this increase, regular deposit insurance premium expense increased from $123,000 during the six months ended June 30, 2008, to $1.2 million in the same period of 2009.
Excluding the FDIC deposit premiums and the special assessment, total expenses for the second quarter of 2009 increased $548,000 or 3.5% from the same quarter in the prior year; the increase for the six month periods was $1.1 million or 3.5%. These increases were due to normal annual merit increases in employee compensation, an increase in the number of personnel employed by the Company, and an increase in expenses associated with increased residential loan production, as previously discussed. Also contributing was an increase in expenses related to the number of the Company’s office locations. The Company opened one new office in the third quarter of 2008.
Income Taxes Income tax expense was $2.6 million during the three months ended June 30, 2009, compared to $2.1 million in the same quarter of 2008. Income tax expense was $4.2 million during the six months ended June 30, 2009, compared to $4.6 million in the same period of 2009. In the first quarter of 2009 the Company recorded a $1.8 million tax benefit related to the elimination of a valuation allowance the Company established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which management was unable to determine whether it was more likely than not that the tax benefits would be realized in future periods. In the first quarter of 2009 Wisconsin law was amended from a system that taxed each affiliated entity separately to a form of combined reporting. As a result of this change, management determined that the Company’s Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in a one-time tax benefit of $1.8 million in the first quarter of 2009.
Excluding the impact of the tax benefit described in the previous paragraph, the Company’s income tax expense for the first six months of 2009 would have been $6.0 million. This amount represented an effective tax rate (“ETR”) of 39.5% compared to 32.9% in the same period last year. This increase was caused by the amendment of Wisconsin law described above, which became effective January 1, 2009. Prior to this amendment, the state of Wisconsin imposed a corporate franchise tax on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding the Bank’s out-of-state investment subsidiaries. However, beginning January 1, 2009, the Company’s consolidated income tax group is subject to combined reporting, which results in state income taxes being imposed on the earnings of the Bank’s out-of-state investment subsidiaries. Accordingly, the Company’s ETR increased compared to the prior period. Management expects the current period ETR to be representative of the rate in future periods, although there can be no assurances.
Financial Condition
Overview The Company’s total assets declined by $42.3 million or 1.2% during the six months ended June 30, 2009. Total assets at June 30, 2009, were $3.45 billion compared to $3.49 billion at December 31, 2008. During the period the Company’s loans receivable decreased by $203.8 million or 11.1%. This development was partially offset by a $96.0 million or 7.6% aggregate increase in securities available-for-sale and a $36.7 million or 32.5% increase in cash and cash equivalents. Deposit liabilities decreased $57.6 million or 2.7% during the six months ended June 30, 2009. The Company’s total shareholders’ equity increased slightly during the six months ended June 30, 2009, and the ratio of its total shareholders’ equity to total assets improved from 11.45% to 11.60%. Non-performing assets increased by $8.3 million or 21.9% to $46.1 million during the six months ended June 30, 2009.
The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the six months ended June 30, 2009 and 2008.
Cash and Cash Equivalents Cash and cash equivalents increased from $112.9 million at December 31, 2008, to $149.6 million at June 30, 2009. This increase was purposeful and reflected management’s belief that it is prudent to increase Company’s liquidity and future flexibility in light of recent developments in financial markets, as well as management’s expectations for higher interest rates in the future.
Securities Available-for-Sale The Company’s portfolio of securities available-for-sale increased by $96.0 million or 7.6% during the six months ended June 30, 2009. This increase was primarily caused by the purchase of $582.7 million in securities consisting principally of adjustable-rate government agency MBSs and other medium-term government agency securities. These purchases were offset in part by $174.5 million in sales of long-term, fixed-rate MBSs, as previously described, as well as $156.2 million in securities that were called by their issuers during the period. In addition, the Company’s mortgage-related securities portfolio experienced an increase in prepayment activity during the period due to lower interest rates.
The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. During the second quarter of 2009 the fair value adjustment on the Company’s available-for-sale securities improved from a net unrealized loss of $19.7 million at December 31, 2008, to a net unrealized loss of $11.9 million at June 30, 2009. This improvement was due primarily to an increase in the fair value of the Company’s portfolio of private-label collateralized mortgage obligations (“CMOs”). The Company’s private-label CMOs were originally purchased from 2004 to early 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their original purchase. However, in recent periods, a number of the securities in the portfolio have been downgraded. The following table presents the credit ratings, carrying values, and unrealized losses of the Company’s private-label CMO portfolio as of the dates indicated:

	June 30, 2009		December 31, 2008
	Carrying	Unrealized	Carrying	Unrealized
	Value	Loss	Value	Loss
		(Dollars in thousands)
Credit rating (1):
AAA/Aaa	$64,510	$6,257	$116,021	$23,219
AA/Aa	10,634	823	12,536	5,928
A	23,754	5,807	—	—
BBB/Baa	16,667	3,899	—	—
BB/Ba	5,109	995	—	—

Total private-label CMOs	$120,674	$17,782	$128,557	$29,147

(1)	In instances of split-ratings, each security has been classified according to its lowest rating.
Although the unrealized loss on the Company’s private-label CMOs declined substantially during the six months ended June 30, 2009, the market for these securities has remained depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Although mindful of these developments, management has determined that it is unlikely the Company will not collect all amounts due according to the contractual terms of these securities. As such, management has determined that none of the Company’s private-label CMOs are other-than-temporarily impaired as of June 30, 2009. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion relating to the Company’s securities available-for-sale, refer to “Results of Operations—Non-Interest Income,” above, as well as Note 2, “Securities Available-for-Sale,” of the Company’s Unaudited Condensed Consolidated Financial Statements, above.
Loans Held-for-Sale Loans held-for-sale increased from $19.0 million at December 31, 2008, to $32.1 million at June 30, 2009. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Originations and sales of such loans have increased in recent months in response to historically low interest rates on mortgage loans, which has resulted in increased demand by customers for such loans. For additional discussion refer to “Results of Operations—Non-Interest Income,” above.
Loans Receivable Loans receivable decreased by $203.8 million or 11.1% as of June 30, 2009, compared to December 31, 2008. As previously mentioned, the Company’s originations of one- to four-family mortgage loans increased significantly during the six months ended June 30, 2009. Despite this development, the portfolio of one- to four-family loans declined from $881.3 at December 31, 2008, to $736.6 million at June 30, 2009. This decline was caused by increased refinancing of adjustable-rate mortgage loans by borrowers (which the Company typically retains in portfolio) into fixed-rate mortgage loans (which the Company generally sells in the secondary market). The Company expects this trend to continue in the near term assuming interest rates remain at their current levels. However, in light of the increases in market interest rates in recent weeks, the pace of decline is likely to be slower than it has been during the first six months of 2009, although there can be no assurances.
The Company’s multi-family and commercial real estate mortgage loan originations were $26.7 million in the aggregate for the first six months of 2009 compared to $102.8 million for the same period in 2008. In addition, its commercial business loan originations for the first six months of 2009 were $19.0 million compared to $21.7 million in 2008. Although the Company continues to emphasize originations of these types of loans, originations have declined in recent periods due to a general deterioration in economic conditions, as well as the Company’s more conservative underwriting standards. Primarily as a result of lower origination activity, the Company’s aggregate portfolio of multi-family and commercial real estate mortgage loans declined from $466.3 million at December 31, 2008, to $453.8 million at June 30, 2009. Furthermore, its portfolio of construction and development loans declined by $17.8 million or 11.2%. The

Company’s portfolio of commercial business loans increased modestly, from $49.6 million to $51.4 million during the most recent quarter.
The Company’s consumer loan originations, including fixed-term home equity loans and lines of credit, were $38.4 million for the six months ended June 30, 2009, compared to $54.2 million for the same period last year. Lower origination activity in 2009 was primarily the result of declining demand due to slower economic growth, as well as smaller increases, or even decreases, in home values, which has had a negative impact on homeowners’ equity. This reduced origination activity resulted in a decline in the Company’s consumer loan portfolio from $338.1 million at December 31, 2008, to $293.4 million at June 30, 2009. Also contributing to this decline was a historically low interest rate environment which encouraged many borrowers to refinance their home equity loans or lines of credit and other consumer loans into first mortgage loans during the period. Many of these borrowers reestablished home equity lines of credit with the Company in accordance with its established lending standards, but had not drawn substantial amounts on these lines as of the end of the second quarter.
The following table sets forth the Company’s mortgage, consumer, and commercial loan originations and purchases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$240,329	$59,375	$457,514	$126,020
Multi-family	832	28,977	6,318	36,512
Commercial real estate	6,778	45,553	20,340	66,258

Total mortgage loans	247,939	133,905	484,172	228,790
Consumer loans	19,120	33,236	38,389	54,240
Commercial business loans	10,233	10,863	18,998	21,689

Total loan originations	277,292	178,004	541,559	304,719
One- to four-family mortgage loans purchased	1,088	6,185	2,658	11,323

Total loans originated and purchased	$278,380	$184,189	$544,217	$316,042

In light of current economic conditions and recent loan origination activity, management expects growth in all categories of the Company’s loan portfolio to be slow or negative in the near term, although there can be no assurances.
Mortgage Servicing Rights The carrying value of the Company’s MSRs were $6.4 million at June 30, 2009, compared to $3.7 million at December 31, 2008, net of valuation allowances of $369,000 and $822,000, respectively. The increase in net carrying value was principally the result of the Company’s increased origination and sale of fixed-rate, one- to four-family loans on a servicing retained basis. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above. As of June 30, 2009, the Company serviced $924.4 million in loans for third-party investors compared to $728.4 million at December 31, 2008.
Other Assets Other assets increased by $13.3 million or 6.6% during the six months ended June 30, 2009. A portion of this increase is the result of a $5.1 million increase in foreclosed properties and repossessed assets, from $4.8 million at December 31, 2008, to $9.9 million at June 30, 2009. This increase was principally due to the Company’s acceptance of deeds in lieu of foreclosure on two larger loans and the transfer of the related collateral to foreclosed properties. For additional details related to other assets, refer to Note 7, “Other Assets,” of the Company’s Unaudited Condensed Consolidated Financial Statements, above.
Deposit Liabilities Deposit liabilities decreased by $57.6 million or 2.7% during the six months ended June 30, 2009, to $2.07 billion compared to $2.13 billion at December 31, 2008. Within the deposit portfolio, core deposits (checking, savings, and money market accounts) increased $6.5 million or 0.8% and certificates of deposit decreased $64.1 million or 4.8%. As previously described, the Company has reduced the rates it offers on its certificates of deposits and certain other deposit accounts in recent periods in an effort to manage its overall liquidity. As a result of these efforts, the weighted average cost of interest-bearing deposit liabilities declined by 97 basis points during the six months ended June 30, 2009.
Borrowings Borrowings, which consisted of advances from the FHLB of Chicago, declined slightly during the three months ended June 30, 2009. All of the Company’s borrowings have a stated final maturity after 2011. However, $856.0 million in advances contain quarterly redemption options that are subject to potential exercise by the FHLB of Chicago. As of June 30, 2009, substantially all of the Company’s FHLB of Chicago advances were subject to significant prepayment penalties if voluntarily repaid prior to their stated maturity.
Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $21.3 million at June 30, 2009, compared to $1.9 million at December 31, 2008. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.
Shareholders’ Equity The Company’s shareholders’ equity increased slightly during the six months ended June 30, 2009, and the ratio of its total shareholders’ equity to total assets improved from 11.45% to 11.60%. During this period the positive effects of the Company’s earnings and a decline in its accumulated other comprehensive loss were substantially offset by dividend payments and stock repurchases, resulting in little change in shareholders’ equity. Quarterly cash dividends of $0.09 per share were paid in each of the first and second quarters of 2009. The dividend payout ratio was 77.0% of net income for the six months ended June 30, 2009. On August 3, 2009, the Company’s board of directors declared a $0.09 per share dividend payable on September 1, 2009, to shareholders of record on August 13, 2009.
During the three and six month periods ended June 30, 2009, the Company repurchased 336,110 and 1,206,800 shares of Company common stock, respectively. The weighted average prices of these repurchases were $9.18 and $8.75 per share, respectively. For additional discussion, refer to “Liquidity and Capital Resources—Capital Resources,” and Part II, Item 2, “Unregistered Sale of Equity Securities and Use of Proceeds,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At June 30	At December 31
	2009	2008
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$9,706	$8,185
Multi-family	9,708	13,255
Commercial real estate	12,809	8,420
Construction and development	—	—

Total non-accrual mortgage loans	32,223	29,860

Non-accrual consumer loans:
Secured by real estate	1,468	759
Other consumer loans	532	400

Total non-accrual consumer loans	2,000	1,159
Non-accrual commercial business loans	1,281	1,494

Total non-accrual loans	35,504	32,513
Accruing loans delinquent 90 days or more	751	576

Total non-performing loans	36,255	33,089
Foreclosed properties and repossessed assets	9,885	4,768

Total non-performing assets	$46,140	$37,857

Non-performing loans to loans receivable, net	2.23%	1.81%

Non-performing assets to total assets	1.34%	1.08%

Allowance for loan losses to non-performing loans	36.94%	36.89%

Allowance for loan losses to total loans	0.82%	0.67%

Net charge-offs (1)	$2,449	$1,013

Net charge-offs to average loans (annualized)	0.27%	0.05%

Allowance for loan losses	$13,392	$12,208

(1)	The dollar amounts shown for net charge-offs are for the six and twelve month periods ended June 30, 2009, and December 31, 2008, respectively.
Total non-performing loans increased by $3.2 million or 9.6% as of June 30, 2009, compared to December 31, 2008. The Company’s ratio of non-performing loans to total loans was 2.23% at June 30, 2009, compared to 1.81% at December 31, 2008. Included in non-performing loans as of both dates was a $9.1 million loan on a completed condominium project mentioned elsewhere in this report. The increase in non-performing loans during the period was due in part to a $2.0 million commercial real estate loan secured by a multi-tenant office/showroom located in the Twin Cities area of Minnesota and $3.2 million in smaller commercial real estate loans that became 90 or more days delinquent during the period. Also contributing to the increase were smaller increases in delinquent one- to four-family loans and consumer loans due to deteriorating economic conditions. These developments were offset by the Company’s acceptance during the period of deeds in lieu of foreclosure on two larger loans and the transfer of the related collateral to foreclosed real estate. Total foreclosed real estate, which is a component of other assets, was $9.9 million at June 30, 2009, compared to $4.8 million at December 31, 2008. Due to current economic conditions, management expects the Company’s non-performing loans and assets to continue to increase in the near term, which could have an adverse impact on the Company’s results of operations in future periods. In August 2009, a $4.5 million commercial real estate loan secured by a 20,000 square-foot office building located in the Twin Cities area was placed on non-accrual by the Company. Management does not anticipate a loss on these loans at this time, although there can be no assurances.

A summary of the allowance for loan losses is shown below for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30	December 31
	2009	2008
	(Dollars in thousands)
Balance at the beginning of the period	$12,208	$11,774
Provision for loan losses	3,633	1,447

Charge-offs:
Mortgage loans	(1,383)	(613)
Consumer loans	(214)	(411)
Commercial business loans	(871)	(34)

Total charge-offs	(2,468)	(1,058)

Recoveries:
Mortgage loans	—	—
Consumer loans	19	45
Commercial business loans	—	—

Total recoveries	19	45

Net charge-offs	(2,449)	(1,013)

Balance at the end of the period	$13,392	$12,208

Net recoveries (charge-offs) to average loans (annualized)	0.27%	0.05%

Allowance as a percent of total loans	0.82%	0.67%

Allowance as a percent of non-performing loans	36.94%	36.89%

As of June 30, 2009, the Company’s allowance for loan losses was $13.4 million or 0.82% of loans receivable compared to $12.2 million or 0.67% at December 31, 2008, and $11.4 million or 0.59% at June 30, 2008. As a percent of non-performing loans, the Company’s allowance for loan losses was 36.9% at both June 30, 2009, and December 31, 2008. The dollar increase in the allowance for loan losses since December 31, 2008, was primarily caused by the additional loss allowances established on the condominium development project and certain other smaller loans, as previously mentioned. Also contributing was an addition to the allowance that reflected management’s general concerns related to continued deterioration in economic conditions and declines in real estate values, as previously mentioned. These developments were offset in part by charge-offs related to the Company’s acceptance of deeds in lieu of foreclosure on certain loans, as previously described. Also contributing was an increase in loan charge-off activity related to the Company’s portfolio of residential and consumer loans due to deterioration in general economic conditions over the past year.
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
In determining the allowance for loan losses, management considers loans to be collateral dependent when, in its judgment, there is no source of repayment for the loan other than the ultimate sale or disposition of the underlying collateral. Factors management considers in making this determination typically include, but are not limited to, the length of time a borrower has been delinquent with respect to loan payments, the nature and extent of the financial or operating difficulties experienced by the borrower, the performance of the underlying collateral, and the availability of other sources of cash flow or net worth from the borrower and/or guarantor.

When a loan becomes collateral dependent, management measures impairment based on the estimated fair value of the underlying collateral. Such estimates are based on management’s judgment or, when considered appropriate, on an updated appraisal or similar evaluation. Updated appraisals are typically obtained on or about the time of foreclosure or repossession of the underlying collateral. However, updated appraisals may also be obtained prior to foreclosure when management considers it to be prudent. Factors management considers in obtaining updated appraisals prior to foreclosure include, but are not limited to, management’s familiarity with the nature and/or location of the collateral, the complexity of the collateral, significant changes in the condition of the collateral, substantial changes in the cash flows derived or expected to be derived from the collateral, significant changes or developments in the market for the collateral, the age of the original appraisal or other estimate of value, and the overall materiality of the loan to the Company’s financial condition and results of operations.
The Company has policies and procedures in place to manage its exposure to credit risk (including collateral risk) related to its lending operations. As a matter of policy, the Company limits its lending to geographic areas in which it has substantial familiarity and/or a physical presence. Currently, this is limited to certain specific market areas in Wisconsin and contiguous states. In addition, from time-to-time the Company will prohibit or restrict lending in situations in which the underlying business operations and/or collateral exceed management’s tolerance for risk. For example, the Company does not currently make loans secured by hotels, motels, resort properties, restaurants, or bars. The Company obtains appraisals or similar estimates of value prior to the origination of mortgage loans or other secured loans. It also manages its exposure to collateral risk by regularly monitoring loan payment status, conducting periodic site visits and inspections, obtaining regular financial updates from large borrowers and/or guarantors, corresponding regularly with large borrowers and/or guarantors, and/or updating appraisals as appropriate, among other things. These procedures are emphasized when a borrower has failed to make scheduled loan payments, has otherwise defaulted on the terms of the loan agreement, or when management has become aware of a significant adverse change in the financial condition of the borrower, guarantor, or underlying collateral.
As a result of applying management judgment in accordance with GAAP, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans may decrease even though non-performing loans may increase, as is the case in the current period.
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
Scheduled payments and maturities of loans and securities available-for-sale are relatively predictable sources of funds. However, cash flows from deposit liabilities, calls of investment securities, and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. For example, during the six months ended June 30, 2009, prepayments in the Company’s mortgage-related securities, prepayments in its one- to four-family mortgage loan portfolio, and calls of certain investment securities increased because of the interest rate environment. A different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Capital Resources At June 30, 2009, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 10, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0%. To be classified as a “well-capitalized,” the Bank must also have total risk-based capital to risk-weighted assets of at least 10.0%. At June 30, 2009, the Bank had a Tier 1 capital ratio of 9.99% and a total risk-based capital ratio of 21.07%.
From time to time, the Company repurchases shares of its common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. The Company regularly reviews its capital position, market conditions, and the cost of funds to determine whether share repurchases are appropriate. On February 2, 2009, the Company announced a plan to repurchase an additional one million shares (the “2009 Plan”). At August 10, 2009, 143,100 shares remained available for repurchase under this plan. For additional discussion, refer to “Financial Condition—Shareholders’ Equity,” above, and Part II, Item 2, “Unregistered Sale of Equity Securities and Use of Proceeds,” below.
The Company paid a cash dividend of $0.09 per share during each of the first and second quarters of 2009. On August 3, 2009, the Company’s board of directors declared a $0.09 per share dividend payable on September 1, 2009, to shareholders of record on August 13, 2009. The Company anticipates that it will continue to pay quarterly cash dividends on its common stock, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Furthermore, banking regulators and lawmakers have become increasingly concerned with the levels of capital adequacy of financial institutions. Even though the Bank exceeds all current regulatory standards and believes that it is well capitalized, the regulators’ interpretation and enforcement of existing and new requirements may in the future affect the level of capital required to be maintained by the Bank and/or the percentage of income that may be used for dividends to its parent holding company. The Company’s ability to pay dividends at existing levels and/or its ability to repurchase additional shares may be affected by these actions. Refer to Part I, Item 1, “Business—Regulation and Supervision,” of the Company’s 2008 Annual Report on Form 10-K for additional discussion.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
Contractual Obligations The following table presents, as of June 30, 2009, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$801,554	—	—	—	$801,554
Certificates of deposits	965,076	$182,633	$121,445	—	1,269,154
Borrowed funds (1)	—	—	100,271	$807,209	907,480
Operating leases	1,046	1,575	1,256	3,246	7,123
Purchase obligations	1,800	—	—	—	1,800
Non-qualified retirement plans and deferred compensation plans	769	2,000	1,962	8,754	13,485

(1)	Includes $856.0 million in advances that are redeemable on a quarterly basis at the option of the FHLB of Chicago.
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
The Company also has obligations under its deferred retirement plan for executives and directors as described in Note 12, “Employee Benefit Plans,” to the Unaudited Condensed Consolidated Financial Statements, above.
Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of June 30, 2009.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial loans	$856	—	—	—	$856
Residential real estate loans	33,318	—	—	—	33,318
Revolving home equity and credit card lines	152,363	—	—	—	152,363
Standby letters of credit	50	—	—	$10	60
Commercial lines of credit	19,941	—	—	—	19,941
Undisbursed commercial loans	1,318	—	—	—	1,318
Approved commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit, and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At June 30, 2009, the Company had forward commitments to sell one- to four-family mortgage loans of $46,913 to Fannie Mae. As described in Note 4, “Derivative Financial Instruments,” the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.
Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of June 30, 2009.
Outlook
This report contains forward-looking statements, including those in the following paragraphs. Please refer to “Cautionary Statement,” above. In addition, the Company’s management has identified a number of factors which may affect the Company’s financial condition and results of operations in the near term, which are as follows:
•	The recent decline in real estate markets and general economic conditions may continue. If that is the case, there are a number of effects that the Company, like other financial institutions, would likely experience.
•	Loan originations could continue to fluctuate from period to period, along with related interest and fee income.

•	Although real estate values in Wisconsin have not been impacted as negatively as certain other regions of the United States, recent declines in the value of real estate could negatively affect mortgage and home equity loan originations, refinancings, and prepayments.

•	A continued decline in real estate values could also affect the value of the collateral securing the Company’s mortgage loans. A decrease in value could, in turn, lead to increased losses on loans in the event of foreclosures, which would affect the provisions for loan losses and profitability.

•	A continued slowdown in the economy may affect borrowers’ ability to repay their loan obligations, which could lead to increased non-performing loans, loan charge-offs, and loan loss provisions and/or reduced income.

•	If customer demand for real estate and other loans continues to decline, the Company’s profits may decrease because alternative investments, primarily investments and mortgage-related securities, generally yield less than the Company’s own originations of real estate loans.

•	The current difficulties in real estate markets may also affect the liquidity and/or value of mortgage-related investments such as MBSs and CMOs.
•	The well-publicized liquidity crisis in the world credit markets may continue. If this occurs, there are a number of effects that the Company, like other financial institutions, would likely experience.
•	The fair value of its available-for-sale securities may continue to fluctuate with corresponding impacts on other comprehensive income and/or net income.

•	In the event the Company wishes to sell financial assets, its ability to sell such assets and the prices it could receive for such assets, could adversely affect its liquidity, financial position, and earnings.

•	The rates the Company receives on short-term or variable-rate investments and the rates it pays on short-term or variable-rate borrowings may fluctuate dramatically.

•	Acceptable investment opportunities may be limited given the Company’s desire to actively manage its exposure to credit and/or counter-party risks.

•	The Company’s access to borrowing sources to fund loan originations, investment purchases, and operations may be adversely impacted.

•	The current credit market and economic crisis has led to the adoption of significant legislation and regulatory actions in recent months, which are expected to affect financial institutions and holding companies such as Bank Mutual Corporation in a far reaching manner, including in ways which cannot yet be fully determined. Additional legislation may be forthcoming. Changes resulting from this legislation, regulatory actions, and/or other reactions to the crisis could have an adverse impact on the financial condition and/or results of operations of the Company.

•	Banking regulators and lawmakers have become increasingly concerned with the levels of capital adequacy of financial institutions. Even though the Bank exceeds all current regulatory standards and believes that it is well capitalized, the regulators’ interpretation and enforcement of existing and new requirements may in the future affect the level of capital required to be maintained by the Bank and/or the percentage of income that may be used for dividends to its parent holding company. The Company’s ability to pay dividends at existing levels and/or repurchase additional shares may be affected by these actions.

•	The FDIC recently substantially increased regular premiums to financial institutions for deposit insurance, and has also recently imposed a substantial special assessment on financial institutions which is stated to be non-recurring. There may be further increases in the FDIC premium rates and there may be additional special assessments in the future, either as a result of changes in law or to respond to losses in the FDIC’s insurance fund. Any such increases or special assessments would affect the Company’s results of operations in future periods.

•	The current economic turmoil has increased the potential for federal or state governments to legislate foreclosure forbearance, forced loan modifications, or “cram downs” of losses to lenders in bankruptcy proceedings. Such efforts could lead to increased loan charge-offs or loan loss provisions and/or reduced income. These efforts could also have an adverse impact on the value of certain mortgage-related securities not guaranteed by the FHLMC, FNMA, and GNMA, such as the private-label CMOs owned by the Company.

•	The Company will continue to further emphasize commercial real estate and commercial business loans, both of which can present a higher risk than residential mortgages. However, market conditions and other factors may continue to negatively affect the Company’s ability to increase its loan portfolio with these types of loans, and a weak economy could increase the risk that borrowers will not be able to repay these loans.

•	Like many Wisconsin financial institutions, the Bank has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which was not subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue previously instituted an audit program specifically aimed at the Bank’s out-of-state investment subsidiaries. This audit program has not been concluded, is not being actively pursued, and the Department has not asserted a claim against the Bank or its subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods, which could have a substantial negative impact on the Bank’s earnings in the period of the resolution. Although the Bank believes it has reported income and paid Wisconsin taxes in prior periods in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, the Bank’s position may not prevail in court or other actions may occur which give rise to liabilities. The Bank may also incur further costs in the future to address and defend these issues.

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
The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2009, which management anticipates will reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities—based upon contractual maturities and if applicable, call dates. $341.9 million in investment securities with maturities beyond one year have been classified as due within one year based on their call dates. These investments may or may not be called prior to their stated maturities.

•	Mortgage-related securities—based upon an independent outside source for determining estimated cash flows or repricing dates (if applicable) using expected prepayment rates.

•	Loans receivable—based upon contractual maturities, repricing dates (if applicable), scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or management estimates; the analysis does not include non-accrual loans.

•	Deposit liabilities—based upon contractual maturities and historical decay rates.

•	Borrowings—based upon stated maturity. However, $856.0 million of borrowings classified as due beyond one year contain a redemption option which has not been reflected in the analysis. These borrowings could be redeemed at the option of the lender prior to their stated maturity (refer to “Financial Condition—Borrowings” in Part I, Item 2, above).

	At June 30, 2009
			More Than
	Within	Three to	One Year	More Than
	Three	Twelve	To Three	Three Years	Over Five
	Months	Months	Years	To Five Years	Years	Total
			(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$69,894	$99,369	$177,345	$87,289	$94,402	$528,299
Adjustable	83,356	283,227	237,249	65,862	268	669,962
Construction:
Fixed	3,072	9,242	19,692	—	23,438	55,444
Adjustable	23,471	2,099	7,571	7,380	—	40,521
Consumer loans	97,615	71,782	79,761	26,678	16,094	291,930
Commercial business loans	24,364	15,367	9,427	913	20	50,091
Interest-earning deposits	126,489	—	—	—	—	126,489
Investment securities	258,466	122,255	—	—	—	380,721
Mortgage-related securities:
Fixed	78,968	98,929	110,786	120,724	86,081	495,488
Adjustable	501,782	—	—	—	—	501,782
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	1,313,569	702,270	641,831	308,846	220,303	3,186,819

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	1,037	3,040	7,602	6,922	70,411	89,012
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	2,136	6,261	15,659	14,257	145,711	184,024
Regular savings accounts	2,615	7,641	18,959	17,066	158,384	204,665
Money market accounts	323,853	—	—	—	—	323,853
Certificates of deposit	307,987	678,344	161,378	121,445	—	1,269,154
Advance payments by borrowers for taxes and insurance	—	21,345	—	—	—	21,345
Borrowings	248	770	2,198	102,626	801,638	907,480

Total interest-bearing and non-interest-bearing liabilities	637,876	717,401	205,796	262,316	1,176,144	2,999,533

Interest rate sensitivity gap	$675,693	$(15,131)	$436,035	$46,530	$(955,841)	$187,286

Cumulative interest rate sensitivity gap	$675,693	$660,562	$1,096,597	$1,143,127	$187,286

Cumulative interest rate sensitivity gap as a percentage of total assets	19.60%	19.16%	31.81%	33.16%	5.43%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	205.93%	148.74%	170.25%	162.69%	106.24%

Based on the above gap analysis, at June 30, 2009, the Company’s interest-earning assets maturing or repricing within one year exceeded its interest-bearing liabilities maturing or repricing within the same period by $660.6 million. This represented a positive cumulative one-year interest rate sensitivity gap of 19.2%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 148.7%. Based on this information, management anticipates that over the course of the next year the Company’s net interest income could benefit from an increase in market interest rates. Alternatively, the Company’s net interest income could be adversely affected by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” and “Outlook,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Annual Report on Form 10-K.
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
The following table presents the estimated PVE over a range of interest rate change scenarios at June 30, 2009. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)

+300	$439,137	$(69,747)	(13.7)%	12.89%	(8.7)%
+200	488,069	(20,815)	(4.1)	13.99	(0.9)
+100	513,086	4,202	(0.8)	14.43	2.2
0	508,884	—	—	14.12	—
-100	443,902	(64,982)	(12.8)	12.27	(13.1)
Based on the above analysis, management anticipates that the Company’s PVE could benefit from an increase in market interest rates of less than 200 basis points. Alternatively, the Company’s PVE could be adversely affected by a decline in market interest rates or by an increase in such rates of 200 basis points or more. The decline in the PVE as a result of an increase in rates of 200 basis points or more is attributable to the combined effects of the Company’s advances from the FHLB of Chicago, which the model assumes would be redeemed higher interest rate levels, and continued declines in the present value of the Company’s earning assets due to rising interest rates. It should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” and “Outlook,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Annual Report on Form 10-K.
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

PART II
Item 1A. Risk Factors
Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2008 Annual Report on Form 10-K. Refer also “Outlook” in Part I, Item 2, above.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases by the Company of its common shares during the second quarter of 2009.

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total Number	Average	Part of Publicly	That May Yet be
	of Shares	Price Paid	Announced	Purchased Under
	Purchased (1)	Per Share	Plans (1)	the Plans

Month:
April 2009	—	—	—	555,710
May 2009	245,400	$9.3308	245,400	310,310
June 2009	94,398	8.8027	90,710	219,600

Total purchased	339,798	$9.1841	336,110

(1)	Shares not repurchased as part of a publicly announced program were existing owned shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with the exercise of stock options under the Company’s stock incentive plans. The “price paid per share” for these purposes was the fair market price on the date of the exercise.
Item 4. Submission of Matters to a Vote of Security Holders
The results of the Company’s annual meeting of shareholders on May 4, 2009, were presented in Part II, Item 4, of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. That item is incorporated herein by reference.
Item 6. Exhibits
Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: August 10, 2009
/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President, and Chief Executive Officer

Date: August 10, 2009
/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended June 30, 2009

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