Form 10-Q
period 2009-09-30
BANK MUTUAL CORP
filed 2009-11-09
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336

(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,425,354 shares, at November 5, 2009.

BANK MUTUAL CORPORATION
FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements
Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Financial Condition

	September 30	December 31
	2009	2008
	(Dollars in thousands)
Assets

Cash and due from banks	$25,560	$41,017
Interest-earning deposits	67,774	71,876

Cash and cash equivalents	93,334	112,893
Securities available-for-sale, at fair value:
Investment securities	616,932	419,138
Mortgage-related securities	875,138	850,867
Loans held-for-sale	18,194	19,030
Loans receivable, net	1,563,951	1,829,053
Goodwill	52,570	52,570
Other intangible assets	1,505	1,809
Mortgage servicing rights, net	6,457	3,703
Other assets	332,868	200,626

Total assets	$3,560,949	$3,489,689

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$2,085,589	$2,128,277
Borrowings	907,232	907,971
Advance payments by borrowers for taxes and insurance	30,237	1,929
Other liabilities	129,876	48,977

Total liabilities	3,152,934	3,087,154

Shareholders’ equity:
Preferred stock — $.01 par value:
Authorized — 20,000,000 shares in 2009 and 2008
Issued and outstanding — none in 2009 and 2008	—	—
Common stock — $.01 par value:
Authorized — 200,000,000 shares in 2009 and 2008
Issued — 78,783,849 shares in 2009 and 2008
Outstanding — 46,577,454 shares in 2009 and 47,686,759 in 2008	788	788
Additional paid-in capital	499,533	498,501
Retained earnings	273,405	273,826
Unearned ESOP shares	(572)	(1,247)
Accumulated other comprehensive loss	(3,145)	(16,404)
Treasury stock — 32,206,395 shares in 2009 and 31,097,090 in 2008	(364,918)	(355,853)

Total shareholders’ equity	405,091	399,611
Non-controlling interest in real estate partnership	2,924	2,924

Total shareholders’ equity including non-controlling interest	408,015	402,535

Total liabilities and shareholders’ equity	$3,560,949	$3,489,689

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30
	2009	2008
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$22,726	$27,721
Investment securities	3,708	4,794
Mortgage-related securities	9,289	10,787
Interest-earning deposits	4	923

Total interest income	35,727	44,225

Interest expense:
Deposit liabilities	10,524	15,710
Borrowings	9,876	9,927
Advance payments by borrowers for taxes and insurance	3	6

Total interest expense	20,403	25,643

Net interest income	15,324	18,582
Provision for loan losses	5,189	1,135

Net interest income after provision for loan losses	10,135	17,447

Non-interest income:
Service charges on deposits	1,700	1,793
Brokerage and insurance commissions	552	604
Loan related fees and servicing revenue, net	53	277
Gain (loss) on investments, net	3,547	(3,757)
Gain on loan sales activities, net	1,038	171
Other non-interest income	1,723	1,755

Total non-interest income	8,613	843

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	9,903	9,767
Occupancy and equipment	2,864	2,863
FDIC insurance premiums and special assessment	934	118
Amortization of other intangible assets	102	165
Other non-interest expense	2,928	3,109

Total non-interest expenses	16,731	16,022

Income before income tax expense	2,017	2,268
Income tax expense	772	645

Net income	$1,245	$1,623

Per share data:
Earnings per share — basic	$0.03	$0.03

Earnings per share — diluted	$0.03	$0.03

Cash dividends per share paid	$0.09	$0.09

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Nine Months Ended September 30
	2009	2008
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$73,497	$86,188
Investment securities	13,466	10,445
Mortgage-related securities	29,839	34,830
Interest-earning deposits	77	2,105

Total interest income	116,879	133,568

Interest expense:
Deposit liabilities	35,158	50,258
Borrowings	29,332	29,592
Advance payments by borrowers for taxes and insurance	7	12

Total interest expense	64,497	79,862

Net interest income	52,382	53,706
Provision for loan losses	8,822	1,358

Net interest income after provision for loan losses	43,560	52,348

Non-interest income:
Service charges on deposits	4,756	4,968
Brokerage and insurance commissions	2,070	2,111
Loan related fees and servicing revenue, net	(263)	546
Gain (loss) on investments, net	6,219	(3,406)
Gain on loan sales activities, net	7,800	1,521
Other non-interest income	4,868	5,452

Total non-interest income	25,450	11,192

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	30,267	28,644
Occupancy and equipment	8,946	8,717
FDIC insurance premiums and special assessment	3,660	241
Amortization of other intangible assets	304	496
Other non-interest expense	8,589	9,251

Total non-interest expenses	51,766	47,349

Income before income tax expense	17,244	16,191
Income tax expense	4,994	5,227

Net income	$12,250	$10,964

Per share data:
Earnings per share — basic	$0.26	$0.23

Earnings per share — diluted	$0.26	$0.23

Cash dividends per share paid	$0.27	$0.27

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity

					Accumulated		Non-Controlling
		Additional		Unearned	Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total
			(Dollars in thousands, except per share data)
Balance at January 1, 2009	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535

Comprehensive income:
Net income	—	—	12,250	—	—	—	—	12,250
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $9,736	—	—	—	—	16,984	—	—	16,984
Reclassification adjustment for gain on securities included in income, net of income taxes of $(2,494)	—	—	—	—	(3,725)	—	—	(3,725)

Total comprehensive income	—	—	—	—	—	—	—	25,509

Purchase of treasury stock	—	—	—	—	—	(11,219)	—	(11,219)
Committed ESOP shares	—	1,588	—	675	—	—	—	2,263
Exercise of stock options	—	(1,400)	—	—	—	2,154	—	754
Share based payments	—	844	—	—	—	—	—	844
Cash dividends ($0.27 per share)	—	—	(12,671)	—	—	—	—	(12,671)

Balance at September 30, 2009	$788	$499,533	$273,405	$(572)	$(3,145)	$(364,918)	$2,924	$408,015

Balance at January 1, 2008	$788	$498,408	$273,330	$(2,166)	$(6,069)	$(334,256)	$2,910	$432,945

Comprehensive income:
Net income	—	—	10,964	—	—	—	—	10,964
Net loss attributable to non-controlling Interest	—	—	—	—	—	—	—	—
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(6,602)	—	—	—	—	(10,116)	—	—	(10,116)
Reclassification adjustment for gain on securities included in income, net of income taxes of $1,366	—	—	—	—	2,040	—	—	2,040

Total comprehensive income	—	—	—	—	—	—	—	2,888

Capital contribution to real estate partnership	—	—	—	—	—	—	14	14
Purchase of treasury stock	—	—	—	—	—	(22,611)	—	(22,611)
Issuance of management recognition plan shares	—	(403)	—	—	—	403	—	—
Committed ESOP shares	—	2,073	—	675	—	—	—	2,748
Exercise of stock options	—	(3,956)	—	—	—	7,480	—	3,524
Share based payments	—	1,726	—	—	—	(252)	—	1,474
Cash dividends ($0.27 per share)	—	—	(13,092)	—	—	—	—	(13,092)

Balance at September 30, 2008	$788	$497,848	$271,202	$(1,491)	$(14,145)	$(349,236)	$2,924	$407,890

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2009	2008
	(Dollars in thousands)
Operating activities:
Net income	$12,250	$10,964
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for loan losses	8,822	1,358
Provision for depreciation	1,875	1,848
Amortization of intangibles	304	496
Amortization of mortgage servicing rights	2,440	1,216
Decrease in valuation allowance on MSRs	(314)	—
Stock-based compensation expense	3,107	4,222
Net amortization on securities	1,273	(1,129)
Loans originated for sale	(492,368)	(110,208)
Proceeds from loan sales	496,124	115,947
Gain on loan sales activities	(7,800)	(1,521)
Gain on sale of available-for-sale securities	(7,050)	(1,046)
Other-than-temporary impairment of available-for-sale securities	831	4,452
Increase (decrease) in other liabilities	(20,343)	(13,849)
Increase in other assets	(1,117)	(8,086)
Decrease (increase) in accrued interest receivable	3,575	(1,137)

Net cash provided by (used in) operating activities	1,609	3,527

Investing activities:
Proceeds from maturities of investment securities	316,852	19,500
Purchases of investment securities	(444,351)	(284,803)
Purchases of mortgage-related securities	(717,709)	(164,164)
Principal repayments on mortgage-related securities	260,685	156,077
Proceeds from sale of investment securities	364,427	210,846
Net decrease in loans receivable	235,991	136,717
Proceeds from sale of foreclosed properties	2,427	1,223
Net purchases of premises and equipment	(1,235)	(2,575)

Net cash provided by investing activities	17,087	72,821

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30
	2009	2008
	(Dollars in thousands)
Financing activities:
Net increase (decrease) deposit liabilities	$(42,688)	$85,392
Repayments of long-term borrowings	(739)	(1,748)
Net increase in advance payments by borrowers for taxes and insurance	28,308	27,499
Proceeds from exercise of stock options	527	3,145
Excess tax benefit from exercise of stock options	227	379
Cash dividends	(12,671)	(13,092)
Capital contribution to real estate partnership	—	14
Purchase of treasury stock	(11,219)	(22,611)

Net cash provided by (used in) financing activities	(38,255)	78,978

Increase (decrease) in cash and cash equivalents	(19,559)	155,326
Cash and cash equivalents at beginning of period	112,893	38,949

Cash and cash equivalents at end of period	$93,334	$194,275

Supplemental information:
Interest paid on deposit liabilities and borrowings	$65,120	$96,976
Income taxes paid	9,078	7,567
Loans transferred to foreclosed properties and repossessed assets	20,289	2,176
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
In 2007 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements, which allows eligible assets and liabilities to be measured at fair value without having to apply complex hedge accounting provisions. This new accounting guidance was effective for the Company as of January 1, 2008. As of that date, the Company elected not to apply the new accounting guidance to any of its financial assets or financial liabilities. Effective January 1, 2009, however, the Company elected to measure at fair value the fixed-rate, 15- and 30-year, one- to four-family mortgage loans originated after that date that the Company intends to sell in the secondary market (i.e., loans held-for-sale). The Company believes this change more appropriately matches the accounting treatment of loans held-for-sale with the accounting treatment of the financial instruments the Company uses to hedge its exposure to market risk in such loans. Prior to 2009, loans held-for-sale were carried at the “lower of cost or market.” Additional disclosures related to this accounting change are provided in Note 3, “Fair Value of Financial Instruments,” below.
In 2007 the FASB issued accounting guidance that established new accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of certain subsidiaries. This new accounting guidance was effective for fiscal years beginning after December 15, 2008. Accordingly, the Company applied the provisions of the new guidance effective January 1, 2009. Application of this new guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity, although it affects how these matters are presented in the financial statements.
In April 2009, the FASB issued new accounting guidance in three areas: recognition and presentation of other-than-temporary impairments (“OTTI”); determining fair value for assets or liabilities in markets that are not orderly; and interim disclosures about the fair value of financial instruments. The new guidance in all of these areas was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the new guidance in all three of these areas during the second quarter of 2009. Application of this new guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity, although it affects how certain matters are presented in the financial statements. Most notably, the Company has expanded its quarterly disclosures related to the fair value of financial instruments in Note 3, “Fair Value of Financial Instruments,” as required by the new guidance.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation (continued)
In June 2009 the Company adopted new guidance issued by the FASB related to subsequent events. This new guidance established general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company evaluated subsequent events through the financial statement issuance date of November 5, 2009.
In June 2009 the FASB amended certain accounting guidance related to the transfer of financial assets. This amended guidance must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The amended guidance must be applied to transfers occurring on or after the effective date. Earlier application is prohibited. Management does not expect the adoption of this amended guidance will have a material impact on the Company’s financial condition, results of operations, or liquidity.
In June 2009 the FASB amended certain accounting guidance related to the consolidation of variable interest entities. The amended guidance is effective as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management does not expect the adoption of this amended guidance will have a material impact on the Company’s financial condition, results of operations, or liquidity.
The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Part II, Item 7, of its 2008 Annual Report on Form 10-K, as well as Note 1 of the Company’s Audited Consolidated Financial Statements contained in the same Form 10-K.
Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2009 and 2008, can be found in Part I, Item 2, of this Form 10-Q, under the headings entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality.” In addition, refer to Note 5, “Loans Receivable,” below.
Significant judgments and/or estimates are also made in accounting for the Company’s mortgage servicing rights (“MSRs”), goodwill, and OTTI of its securities available-for-sale. In the judgment of management there has been no change in the status of the Company’s goodwill during the nine month period ended September 30, 2009. Information regarding the impact MSRs and OTTI have had on the Company’s financial condition and results of operations for the nine month periods ended September 30, 2009 and 2008, can be found in Note 6, “Other Intangible Assets and Mortgage Servicing Rights,” and Note 2, “Securities Available-for-Sale,” below.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation (continued)
Management also makes judgments and estimates related to its assessment of the Company’s tax assets and liabilities. Information relating to the impact tax assets and liabilities have had on the Company’s financial condition and results of operations for the nine month periods ended September 30, 2009 and 2008, can be found in Part I, Item 2, of this Form 10-Q, under the heading entitled “Results of Operations—Income Taxes.”
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government and federal obligations	$594,248	$817	$(450)	$594,615
Mutual funds	21,545	831	(59)	22,317

Total investment securities	615,793	1,648	(509)	616,932

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	258,215	4,339	(325)	262,229
Federal National Mortgage Association	242,657	5,257	(430)	247,484
Private-label CMOs	128,909	33	(10,896)	118,046
Government National Mortgage Association	245,693	2,179	(493)	247,379

Total mortgage-related securities	875,474	11,808	(12,144)	875,138

Total securities available-for-sale	$1,491,267	$13,456	$(12,653)	$1,492,070

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government and federal obligations	$372,446	$7,089	—	$379,535
Mutual funds	39,632	36	$(65)	39,603

Total investment securities	412,078	7,125	(65)	419,138

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	281,652	1,367	(782)	282,237
Federal National Mortgage Association	411,528	2,534	(698)	413,364
Private-label CMOs	157,760	—	(29,147)	128,559
Government National Mortgage Association	26,739	208	(240)	26,707

Total mortgage-related securities	877,625	4,109	(30,867)	850,867

Total securities available-for-sale	$1,289,703	$11,234	$(30,932)	$1,270,005

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
The Company has determined that the unrealized losses reported for its investment and mortgage-related securities as of September 30, 2009 and 2008, were temporary. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. The Company does not intend to sell these securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost.
As of September 30, 2009, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Investment securities:
U.S. government and federal obligations	$(384)	10	$162,349	$(66)	3	$50,867	$(450)	$213,216
Mutual funds	(59)	1	650	—	—	—	(59)	650

Total investment securities	(443)	11	162,999	(66)	3	50,867	(509)	213,866

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(324)	3	29,450	(1)	1	471	(325)	29,921
Federal National Mortgage Association	(430)	4	41,267	—	—	—	(430)	41,267
Government National Mortgage Corporation	(489)	5	94,953	(4)	2	7,338	(493)	102,291
Private-label CMOs	—	—	—	(10,896)	28	112,395	(10,896)	112,395

Total mortgage-related securities	(1,243)	12	165,670	(10,901)	31	120,204	(12,144)	285,874

Total	$(1,686)	23	$328,669	$(10,967)	34	$171,071	$(12,653)	$499,740

As of December 31, 2008, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Investment securities:
Mutual funds	$(65)	1	$643	—	—	—	$(65)	$643

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	—	—	—	$(782)	38	$94,959	(782)	94,959
Federal National Mortgage Association	(192)	8	12,537	(506)	40	96,429	(698)	108,966
Government National Mortgage Association	(4)	1	218	(236)	6	14,825	(240)	15,043
Private label CMOs	(6,078)	11	56,594	(23,069)	18	71,963	(29,147)	128,557

Total mortgage-related securities	(6,274)	20	69,349	(24,593)	102	278,176	(30,867)	347,525

Total	$(6,339)	21	$69,992	$(24,593)	102	$278,176	$(30,932)	$348,168

During the first quarter of 2009 the Company recorded an additional impairment of $831 on one of its mutual fund investments. This impairment was included as a component of net gain (loss) on investments in the income statement for the nine months ended September 30, 2009. During the second and third quarters of 2008 the Company recorded additional impairments of $2,137 and $2,315, respectively,

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
on this same mutual fund. These impairments were included as a component of net gain (loss) on investments in the income statement for the three and nine month periods ended September 30, 2008.
Results of operations for the three month period ended September 30, 2009, included gross realized gains on the sale of securities available-for-sale of $3,547. There were no gross realized gains on the sale of securities available-for-sale for the three month period ended September 30, 2008. Results of operations for the nine month periods ended as of the same dates included gross realized gains on the sale of such securities of $7,050 and $1,046, respectively. None of these periods included gross realized losses on the sale of securities available-for-sale.
The amortized cost and fair values of securities by contractual maturity at September 30, 2009, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	—	—
Due after one year through five years	$335,613	$335,846
Due after five years through ten years	156,732	156,579
Due after ten years	101,903	102,190
Mutual funds	21,545	22,317
Mortgage-related securities	875,474	875,138

Total securities available-for-sale	$1,491,267	$1,492,070

Available-for-sale securities with a fair value of approximately $361,552 and $206,642 at September 30, 2009, and December 31, 2008, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.
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

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
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
Mortgage Servicing Rights The Company has calculated the fair market value of MSRs for those loans that are sold with servicing rights retained. For valuation purposes, loans are stratified by product type and, within product type, by interest rates. The fair value of MSRs is based upon the present value of estimated future cash flows using current market assumptions for prepayments, servicing cost and other factors.
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

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
3. Fair Value of Financial Instruments (continued)
The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	September 30		December 31
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$93,334	$93,334	$112,893	$112,893
Securities available-for-sale	1,492,070	1,492,070	1,270,005	1,270,005
Loans receivable, net	1,563,951	1,583,892	1,829,053	1,781,536
Loans held-for-sale	18,194	18,194	19,030	19,455
Mortgage servicing rights, net	6,457	7,150	3,703	4,696
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	12,958	12,958	16,533	16,533
Deposit liabilities	2,085,589	2,021,607	2,130,348	2,123,284
Advance payments by borrowers	30,237	30,237	1,929	1,929
Borrowings	907,232	1,011,446	907,971	1,060,896
Accrued interest payable	4,753	4,753	3,312	3,312
Excluded from the above table are off-balance-sheet items (refer to Note 14) as the fair value of these items is not significant.
The Company adopted new accounting guidance related to fair value measurements on January 1, 2008. Adoption of this new guidance had no material effect on the Company’s financial statements. As defined in the new guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing its financial assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The new guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3).
The following table sets forth by level within the fair value hierarchy (i.e., Level 1, 2, or 3) the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2009. The Company’s financial liabilities accounted for at fair value were a negligible amount as of September 30, 2009. As required by the new guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
3. Fair Value of Financial Instruments (continued)
judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total

Securities available-for-sale:
Investment securities	$22,317	$594,615	—	$616,932
Mortgage-related securities	—	875,138	—	875,138
Loans held-for-sale	—	18,194	—	18,194
For purposes of the impairment testing of MSRs, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements (refer to Note 1 for additional discussion). Although not included in the above table, the Company considers the fair value of MSRs to be Level 3 in the fair value hierarchy. Pools determined to be impaired at September 30, 2009, had an amortized cost basis of $3,029 and a fair value of $2,521 as of that date. Accordingly, the Company established a valuation allowance of $508 as of September 30, 2009, compared to $822 as of December 31, 2008. Refer to Note 6 for additional disclosures related to MSRs.
As described in Note 1, “Basis of Presentation,” the Company elected to measure at fair value its loans held-for-sale that were originated after January 1, 2009. Loans held-for-sale were $18,194 at September 30, 2009, and consisted of loans originated after January 1, 2009. Included in loans held-for-sale as of September 30, 2009, was an unrealized gain of $396. This unrealized gain was included as a component of net gain (loss) on loan sale activities for the three and nine months ended September 30, 2009.
4. Derivative Financial Instruments
The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”). Such forward commitments are also considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings.
As of September 30, 2009 and 2008, net unrealized gains (losses) of $(75) and $8, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $396 and $0 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
4. Derivative Financial Instruments (continued)
The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated.

	September 30, 2009		December 31, 2008
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Interest rate lock commitments	$28,677	$393	$74,298	$1,025
Forward commitments	40,503	(468)	69,587	(628)

Net unrealized gain (loss)		$(75)		$397

Other assets include unrealized gains on IRLCs of $393 and $1,025 as of September 30, 2009, and December 31, 2008, respectively. Unrealized losses of $468 and $628 on forward commitments are included in other liabilities at September 30, 2009, and December 31, 2008, respectively.
5. Loans Receivable
Loans receivable consist of the following:

	September 30	December 31
	2009	2008
Permanent mortgage loans:
One- to four-family	$698,082	$881,288
Multi-family	189,635	190,497
Commercial real estate	265,927	275,802

Total permanent mortgages	1,153,644	1,347,587

Construction and development loans:
One- to four-family	11,794	17,349
Multi-family	54,269	71,208
Commercial real estate	59,279	70,612

Total construction and development	125,342	159,169

Total real estate mortgage loans	1,278,986	1,506,756

Consumer loans:
Fixed-term home equity	133,704	173,104
Home equity lines of credit	87,005	86,962
Student	20,098	21,469
Home improvement	29,843	36,023
Automobile	5,202	11,775
Other consumer	10,124	8,740

Total consumer loans	285,976	338,073
Commercial business loans	49,351	49,623

Total loans receivable	1,614,313	1,894,452
Undisbursed loan proceeds	(36,798)	(54,187)
Allowance for loan losses	(13,734)	(12,208)
Unearned loan fees and discounts	170	996

Total loans receivable, net	$1,563,951	$1,829,053

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
5. Loans Receivable (continued)
The following table presents the activity in the Company’s allowance for loan losses for the periods indicated.

	Nine Months Ended September 30
	2009	2008

Balance at beginning of the period	$12,208	$11,774
Provision for the period	8,822	1,358

Charge-offs:
Mortgage loans	(5,759)	(13)
Consumer loans	(344)	(299)
Commercial business loans	(1,223)	(480)

Total charge-offs	(7,326)	(792)

Recoveries:
Mortgage loans	—	—
Consumer loans	30	39
Commercial business loans	—	—

Total recoveries	30	39

Net charge-offs	(7,296)	(753)

Balance at end of the period	$13,734	$12,379

The Company’s mortgage loans and home equity loans are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.
6. Other Intangible Assets and Mortgage Servicing Rights
Other intangible assets consist of deposit base intangibles. As of September 30, 2009, and December 31, 2008, deposit base intangibles were net of accumulated amortization of $12,994 and $12,691, respectively.
The following table presents the activity in the Company’s MSRs for the periods indicated.

	Nine Months Ended September 30
	2009	2008

MSRs at beginning of the period	$3,703	$4,708
Additions	4,880	1,271
Amortization	(2,440)	(1,216)
Change in valuation allowance	314	—

MSRs at end of the period, net	$6,457	$4,763

The projections of amortization expense shown below for MSRs are based on existing asset balances and the existing interest rate environment as of September 30, 2009. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
6. Other Intangible Assets and Mortgage Servicing Rights (continued)
rates, and market conditions. The following table shows the current period and estimated future amortization expense for MSRs and deposit base intangibles:

	Mortgage	Deposit
	Servicing	Base
	Rights	Intangibles	Total

Nine months ended September 30, 2009 (actual)	$2,440	$304	$2,744

Estimate for three months ended December 31, 2009	$297	$101	$398
Estimate for year ended December 31:
2010	1,185	405	1,590
2011	1,069	405	1,474
2012	918	199	1,117
2013	820	140	960
2014	741	140	881
Thereafter	1,427	115	1,542

Total	$6,457	$1,505	$7,962

7. Other Assets
Other assets are summarized as follows:

	September 30	December 31
	2009	2008

Accrued interest:
Mortgage-related securities	$4,289	$6,669
Investment securities	1,685	1,734
Loans receivable	6,984	8,130

Total accrued interest	12,958	16,533
Foreclosed properties and repossessed assets	16,339	4,768
Premises and equipment, net	51,525	52,209
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank-owned life insurance	52,710	51,261
Due from brokers	118,547	—
Prepaid and other	34,697	29,763

Total other assets	$332,868	$200,626

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
8. Deposit Liabilities
Deposit liabilities are summarized as follows:

	September 30	December 31
	2009	2008

Checking accounts:
Non-interest-bearing	$87,222	$89,106
Interest-bearing	182,924	180,269

Total checking accounts	270,146	269,375

Money market accounts	324,348	340,631
Savings accounts	200,979	185,003

Certificates of deposit:
Due within one year	986,458	958,863
After one but within two years	154,218	243,104
After two but within three years	21,178	25,746
After three but within four years	94,447	13,723
After four but within five years	33,815	91,832
After five years	—	—

Total certificates of deposits	1,290,116	1,333,268

Total deposit liabilities	$2,085,589	$2,128,277

9. Borrowings
Borrowings consist of the following:

	September 30, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	267	4.17	278	4.17
Thereafter	806,965	4.23	807,693	4.23

Total borrowings	$907,232		$907,971

Substantially all of the Company’s advances from the Federal Home Loan Bank (“FHLB”) of Chicago are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. At September 30, 2009, $856,000 of the Company’s FHLB of Chicago advances were redeemable on a quarterly basis at the option of the FHLB of Chicago.
The Company is required to maintain certain unencumbered mortgage loans and certain available-for-sale securities as collateral against its outstanding advances from the FHLB of Chicago. Total advances from the FHLB of Chicago are limited to the lesser of: (1) 35% of the Bank’s total assets; (2) 20 times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
9. Borrowings (continued)
mortgage loans, and 95% of certain available-for-sale securities. Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at September 30, 2009.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of September 30, 2009, that the Bank met or exceeded all capital adequacy requirements to which it is subject.
The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of September 30, 2009:

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$348,855	19.90%	$140,232	8.00%	$175,290	10.00%
Tier 1 capital (to risk-weighted assets)	340,343	19.42	70,116	4.00	105,174	6.00
Tier 1 capital (to adjusted total assets)	340,343	9.73	139,972	4.00	174,964	5.00
The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
11. Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Basic earnings per share:
Net income	$1,245	$1,623	$12,250	$10,964

Weighted average shares outstanding	46,012,017	47,234,882	46,308,070	47,281,611
Allocated ESOP shares for period	81,813	81,813	245,439	245,438
Vested MRP shares for period	1,638	41,820	59,817	143,151

Basic shares outstanding	46,095,468	47,358,515	46,613,326	47,670,200

Basic earnings per share	$0.03	$0.03	$0.26	$0.23

Diluted Earnings Per Share:
Net income	$1,245	$1,623	$12,250	$10,964

Weighted average shares used in basic earnings per share	46,095,468	47,358,515	46,613,326	47,670,200
Dilutive effect of:
Stock option shares	610,241	928,016	645,669	948,184
Unvested MRP shares	—	8,281	—	5,818

Diluted shares outstanding	46,705,709	48,294,812	47,258,995	48,624,202

Diluted earnings per share	$0.03	$0.03	$0.26	$0.23

The Company had options for 2,064,000 shares of Company common stock outstanding as of September 30, 2009, and options for 100,000 shares outstanding as of September 30, 2008, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.75 and $12.13 per share as of those dates, respectively.
12. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $46 and $41 during the three months ended September 30, 2009 and 2008, respectively, and $137 and $120 during the nine months ended September 30, 2009 and 2008, respectively.
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

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
12. Employee Benefit Plans (continued)
annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.
The following tables set forth the plans’ net periodic benefit cost:

	Qualified Plan		Qualified Plan
	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Service cost	$441	$436	$1,323	$1,307
Interest cost	456	415	1,367	1,243
Expected return on plan assets	(430)	(488)	(1,290)	(1,464)
Amortization of prior service cost	139	6	418	17

Net periodic benefit cost	$606	$369	$1,818	$1,103

	Supplemental Plan		Supplemental Plan
	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Service cost	$49	$46	$147	$138
Interest cost	107	105	322	315

Net periodic benefit cost	$156	$151	$469	$453

The amount of the 2009 contribution was determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2009. A contribution of $5,000 was made in the third quarter of 2009 to the Qualified Plan, and no contribution is necessary to the Supplemental Plan.
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
In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of September 30, 2009, options for 1,592,362 shares and 654,721 MRP shares remain eligible for award under the 2004 Plan.
The Company has no stock compensation plans that have not been approved by shareholders.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
13. Stock-Based Benefit Plans (continued)
MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $685 and $1,247 for the nine month periods ended September 30, 2009 and 2008, respectively. Outstanding non-vested MRP grants had a fair value of $217 and an unamortized cost of $287 at September 30, 2009. The cost of these shares is expected to be recognized over a weighted-average period of 1.8 years.
During the three months ended September 30, 2009 and 2008, the Company recorded stock option compensation expenses of $9 and $73, and for the nine months ended September 30, 2009 and 2008, the Company recorded stock option compensation expense of $159 and $226, respectively. As of September 30, 2009, there was $123 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.7 years.
The following schedule reflects activity in the Company’s stock options during the nine month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30
	2009		2008
		Weighted		Weighted
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	3,445,967	$7.8763	4,090,628	$7.3650
Granted	—	—	82,000	11.6870
Exercised	(179,143)	3.2056	(608,724)	5.1680
Forfeited	(69,800)	10.6707	(59,200)	10.6730

Outstanding at end of period	3,197,024	$8.0770	3,504,704	$7.7980

The following table provides additional information regarding the Company’s outstanding options as of September 30, 2009.

	Remaining	Non-Vested Options		Vested Options
	Contractual	Stock	Intrinsic	Stock	Intrinsic
	Life	Options	Value	Options	Value

Exercise price:
$3.2056	1.6 years	—	—	1,133,024	$6,384
$10.6730	4.6 years	—	—	1,932,000	—
$12.2340	6.8 years	20,000	—	30,000	—
$11.1600	8.6 years	25,600	—	6,400	—
$12.0250	8.9 years	40,000	—	10,000	—

Total		85,600	—	3,111,424	$6,384

Weighted average remaining contractual life		8.3 years		3.6 years

Weighted average exercise price		$11.8151		$7.9741

The intrinsic value of options exercised during the nine month periods ended September 30, 2009 and 2008, was $1,085 and $3,861, respectively. The weighted average grant date fair value of non-vested options at September 30, 2009, was $2.01 per share. There were no grants or forfeitures of non-vested

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
13. Stock-Based Benefit Plans (continued)
options during the nine months ended September 30, 2009; however, options for 20,000 shares became vested during this period.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. There were no options granted during the nine month period ended September 30, 2009. The following assumptions were used to value 82,000 options granted during the nine month period ended September 30, 2008: risk free interest rate of 3.15%, dividend yield of 3.00%, expected stock volatility of 18.2%, and expected term to exercise of 7.5 years.
14. Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at September 30, 2009, and December 31, 2008, are as follows:

	September 30	December 31
	2009	2008

Unused consumer lines of credit	$150,655	$153,568
Unused commercial lines of credit	22,213	21,760
Commitments to extend credit:
Fixed rate	47,398	22,690
Adjustable rate	21,016	20,585
Undisbursed commercial loans	898	994
Forward commitments to sell mortgage loans of $40,503 at September 30, 2009, represent commitments obtained by the Company from Fannie Mae to purchase mortgages from the Company. Forward commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Forward commitments to sell loans are made to mitigate interest rate risk on the Company’s loans held-for-sale as well as its IRLCs. There were $69,587 of forward commitments at December 31, 2008.
15. Income Taxes
During first quarter of 2009 the Company recorded a $1.8 million tax benefit related to the elimination of a valuation allowance it had established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which the Company was unable to determine in prior

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
(Dollars in Thousands, Except Per Share Amounts)
15. Income Taxes (continued)
periods whether it was more likely than not that the tax benefits would be realized in future periods. In the first quarter of 2009 Wisconsin law was amended from a system that taxed each affiliated entity separately to a form of combined reporting. As a result of this change, the Company determined that its Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in a one-time tax benefit of $1.8 million in the first quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
This report contains various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, are intended to identify forward-looking statements, and any discussions of periods after the date for which this report is filed, are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause its actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including high rates of unemployment and the significant instability of credit, lending, and financial markets; declines in the real estate market, which could affect both collateral values and loan activity; negative developments affecting particular borrowers, which could adversely impact loan repayments and collection; negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value and/or cash flows from such securities; legislative and regulatory initiatives, including action taken, or that may be taken, in response to the current financial market crisis and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; increased competition and/or disintermediation within the financial services industry; the effects of further regulation and consolidation within the financial services industry; changes in tax rates, deductions, and/or policies; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; demand for other financial services; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the factors discussed in “Outlook,” below; and other factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Annual Report on Form 10-K.
Results of Operations
Overview The Company’s net income was $1.2 million or $0.03 per diluted share in the third quarter of 2009 compared to $1.6 million or $0.03 per diluted share during the same period in 2008. Net income for the nine month period ended September 30, 2009, was $12.3 million or $0.26 per diluted share compared to $11.0 million or $0.23 per diluted share in the same period last year. The Company’s net income for the three month periods represented a return on average assets (“ROA”) of 0.14% and 0.18% in 2009 and 2008, respectively, and a return on average equity (“ROE”) of 1.23% and 1.61%, respectively. For the nine month periods, net income represented an ROA of 0.47% and 0.41% in 2009 and 2008, respectively, and an ROE of 4.05% and 3.51% in the same periods, respectively.
Net income during the three months ended September 30, 2009, was impacted by the following unfavorable developments:
•	a $4.1 million or 357% increase in provision for loan losses;

•	a $3.3 million or 17.5% decrease in net interest income;

•	an $816,000 or 692% increase in regular FDIC insurance premiums; and

•	a $224,000 or 80.9% decrease in loan-related fees and servicing revenue.
The unfavorable developments itemized above were partially offset by a $7.3 million increase in gain (loss) on investments as compared to a loss in 2008 and an $867,000 or 507% increase in gains on loan sales activities in the third quarter of 2009 compared to the same quarter of 2008.

Net income during the nine months ended September 30, 2009, benefited from the following developments compared to the same period in 2008:
•	a $9.6 million increase in gain (loss) on investments as compared to a loss in 2008;

•	a $6.3 million or 413% increase in gain on loan sales activities; and

•	a $1.8 million one-time tax benefit recorded against income tax expense as a result of a change in Wisconsin tax law.
These favorable developments were offset in part by the following unfavorable developments:
•	a $7.5 million or 550% increase in provision for loan loss;

•	a $1.9 million or 776% increase in regular FDIC insurance premiums;

•	a $1.6 million non-recurring special assessment from the FDIC;

•	a $1.6 million or 30.0% increase in income tax expense (excluding the impact of the one-time tax benefit mentioned above);

•	a $1.3 million or 2.5% decrease in net interest income;

•	a $1.0 million or 2.1% increase in all other non-interest expenses (excluding regular FDIC insurance premiums and the special assessment described above);

•	a $809,000 decrease in loan related fees and service charges; and

•	a $584,000 or 10.7% decrease in other non-interest income.
The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and nine month periods ended September 30, 2009 and 2008.
Net Interest Income Net interest income decreased by $3.3 million or 17.5% during the three months ended September 30, 2009, compared to the same period in 2008. This decline was principally the result of a 26 basis point decrease in interest rate spread, as well as a $121.6 million or 3.6% decrease in average earning assets. For the nine months ended September 30, 2009, net interest income decreased by $1.3 million or 2.5% relative to the same nine months in 2008. This decrease was primarily attributable to a $69.9 million or 2.1% decline in average earning assets that was only partially offset by an eight basis point improvement in interest rate spread. The improvement in spread was primarily attributable to a lower interest rate environment in 2009 in which the Company was able to reduce its cost of interest-bearing liabilities more quickly than the decline in yield on its earning assets.
The Company’s interest rate spread was 1.62% during the third quarter of 2009 compared to 1.92% in the second quarter and 2.07% in the first quarter. In recent periods the Company has experienced increased levels of liquidity due to reduced loan demand and increased repayment activity in its loan and securities portfolios. These developments were attributable to a general deterioration in economic conditions, as well as a historically low interest rate environment that has resulted in increased refinancing of adjustable-rate residential and home equity loans into fixed-rate residential loans, which the Company typically sells in the secondary market. In an effort to reduce its exposure to the negative effects of higher interest rates in the future, the Company has reinvested cash flows from these sources in variable-rate or medium-term securities. Such investments typically have lower yields than longer-term, fixed-rate loans and securities. In addition, the Company has also sold certain long-term, fixed-rate securities and reinvested the proceeds in variable-rate or medium-term securities. As a result of these developments, the Company expects that its interest rate spread may decline modestly in the near term, although there can be no assurances.
The Company has also managed its liquidity position in recent periods by reducing the rates it offers on its certificates of deposits and certain other deposit accounts. This has resulted in a $42.7 million or 2.0% decrease in deposit liabilities during the nine months ended September 30, 2009, as well as a 94 basis point decline in the weighted average cost of interest-bearing deposit liabilities during this period compared to the same period last year.
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

	Three Months Ended September 30
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,622,013	$22,726	5.60%	$1,859,050	$27,721	5.96%
Mortgage-related securities	1,006,168	9,289	3.69	914,059	10,787	4.72
Investment securities (2)	395,198	3,708	3.75	405,231	4,794	4.73
Interest-earning deposits	214,377	4	0.01	53,991	276	2.00
Federal funds sold	—	—		127,071	647	2.04

Total interest-earning assets	3,237,756	35,727	4.41	3,359,402	44,225	5.26

Non-interest-earning assets	228,262			199,466

Total average assets	$3,466,018			$3,558,868

Liabilities and equity:
Interest-bearing liabilities:
Regular savings accounts	$202,722	35	0.07	$194,462	154	0.32
Money market accounts	325,376	611	0.75	371,368	2,354	2.54
Interest-bearing demand accounts	182,544	23	0.05	173,362	105	0.24
Certificates of deposit	1,279,051	9,855	3.08	1,355,645	13,097	3.86

Total deposit liabilities	1,989,693	10,524	2.12	2,094,837	15,710	3.00
Advance payments by borrowers for taxes and insurance	26,268	3	0.05	25,540	6	0.09
Borrowings	907,324	9,876	4.35	910,800	9,927	4.36

Total interest-bearing liabilities	2,923,285	20,403	2.79	3,031,177	25,643	3.38

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	92,935			89,567
Other non-interest-bearing liabilities	45,906			33,991

Total liabilities	3,062,126			3,154,735
Shareholders’ equity	403,892			404,133

Total average liabilities and equity	$3,466,018			$3,558,868

Net interest income and net interest rate spread		$15,324	1.62%		$18,582	1.88%

Net interest margin			1.89%			2.21%

Average interest-earning assets to average interest-bearing liabilities	1.11x			1.11x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

	Nine Months Ended September 30
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,728,597	$73,497	5.67%	$1,906,968	$86,188	6.03%
Mortgage-related securities	968,708	29,839	4.11	981,317	34,830	4.73
Investment securities (2)	401,599	13,466	4.47	307,992	10,445	4.52
Interest-earning deposits	156,135	77	0.07	32,543	524	2.15
Federal funds sold	—	—		96,087	1,581	2.19

Total interest-earning assets	3,255,039	116,879	4.79	3,324,907	133,568	5.36

Non-interest-earning assets	234,431			217,233

Total average assets	$3,489,470			$3,542,140

Liabilities and equity:
Interest-bearing liabilities:
Regular savings accounts	$197,968	150	0.10	$190,433	488	0.34
Money market accounts	330,645	2,258	0.91	332,662	6,613	2.65
Interest-bearing demand accounts	182,228	97	0.07	169,495	291	0.23
Certificates of deposit	1,309,640	32,653	3.32	1,363,636	42,866	4.19

Total deposit liabilities	2,020,481	35,158	2.32	2,056,226	50,258	3.26
Advance payments by borrowers for taxes and insurance	16,861	7	0.06	16,428	12	0.10
Borrowings	907,569	29,332	4.31	911,226	29,592	4.33

Total interest-bearing liabilities	2,944,911	64,497	2.92	2,983,880	79,862	3.57

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	90,020			90,297
Other non-interest-bearing liabilities	50,965			51,298

Total liabilities	3,085,896			3,125,475
Shareholders’ equity	403,574			416,665

Total average liabilities and equity	$3,489,470			$3,542,140

Net interest income and net interest rate spread		$52,382	1.87%		$53,706	1.79%

Net interest margin			2.15%			2.15%

Average interest-earning assets to average interest-bearing liabilities	1.11x			1.11x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

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

	Three Months Ended
	September 30, 2009, Compared to
	September 30, 2008
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,390)	$(1,605)	$(4,995)
Mortgage-related securities	1,018	(2,516)	(1,498)
Investment securities	(116)	(970)	(1,086)
Interest-earning deposits	205	(477)	(272)
Federal funds sold	(323)	(324)	(647)

Total interest-earning assets	(2,606)	(5,892)	(8,498)

Interest-bearing liabilities:
Regular savings accounts	8	(127)	(119)
Money market accounts	(261)	(1,482)	(1,743)
Interest-bearing demand accounts	6	(88)	(82)
Certificates of deposit	(706)	(2,536)	(3,242)

Total deposit liabilities	(953)	(4,233)	(5,186)
Advance payments by borrowers for taxes and insurance	—	(3)	(3)
Borrowings	(38)	(13)	(51)

Total interest-bearing liabilities	(991)	(4,249)	(5,240)

Net change in net interest income	$(1,615)	$(1,643)	$(3,258)

	Nine Months Ended
	September 30, 2009, Compared to
	September 30, 2008
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(7,730)	$(4,961)	$(12,691)
Mortgage-related securities	(482)	(4,509)	(4,991)
Investment securities	3,139	(118)	3,021
Interest-earning deposits	457	(904)	(447)
Federal funds sold	(790)	(791)	(1,581)

Total interest-earning assets	(5,406)	(11,283)	(16,689)

Interest-bearing liabilities:
Regular savings accounts	18	(356)	(338)
Money market accounts	(40)	(4,315)	(4,355)
Interest-bearing demand accounts	21	(215)	(194)
Certificates of deposit	(1,641)	(8,572)	(10,213)

Total deposit liabilities	(1,642)	(13,458)	(15,100)
Advance payments by borrowers for taxes and insurance	—	(5)	(5)
Borrowings	(119)	(141)	(260)

Total interest-bearing liabilities	(1,761)	(13,604)	(15,365)

Net change in net interest income	$(3,645)	$2,321	$(1,324)

Provision for Loan Losses The Company provided $5.2 million for loan losses in the third quarter of 2009 compared to $1.1 million in the third quarter of 2008. During the third quarter of 2009 the Company recorded a $1.9 million loss provision against a $4.5 million loan secured by a multi-tenant office building that defaulted during the quarter and which management determined was collateral dependent. The loss was based on an independent appraisal. In addition, the Company recorded a $0.9 million loss provision against a $9.1 million loan secured by a completed condominium development project. This loss was based on an updated independent appraisal management received during the quarter and was in addition to $1.3 million that had been established against this loan in the first quarter of 2009. The Company also recorded a $1.3 million provision against this loan in 2008. During the quarter just ended the Company transferred this loan to foreclosed real estate, net of its entire loss allowance of $3.4 million, which was charged off. Foreclosed real estate is a component of other assets in the statement of financial condition.
In addition to these developments, during the third quarter of 2009 the Company recorded $2.3 million in loss provisions against three loans to unrelated borrowers that had an aggregate balance of $5.3 million. These loans, which are secured by office and retail buildings, were also determined by management to be collateral dependent during the third quarter of 2009. The losses were based on updated independent appraisals that management received during the quarter. One of these loans with a balance of $2.4 million was transferred to foreclosed real estate during the quarter, net of its loss allowance of $1.0 million, which was charged-off.
Year-to-date, the provision for loan loss was $8.8 million in 2009 compared to $1.4 million in 2008. In addition to the developments described above, during the first quarter of 2009 the Company recorded a $576,000 loss provision on an apartment complex for which the Company accepted a deed in lieu of foreclosure, as well as $466,000 in loss provisions on a number of smaller commercial real estate and commercial business loans. Finally, during the first quarter of 2009 the Company recorded $600,000 in additional loss provision to reflect management’s general concerns regarding continued deterioration in economic conditions and declines in real estate values. For additional discussion, refer to “Financial Condition—Asset Quality,” below.
Non-Interest Income Total non-interest income increased by $7.8 million or 922% in the third quarter of 2009 compared to the same quarter in 2008. During the nine months ended September 30, 2009, the increase was $14.3 million or 127% compared to the same period in 2008. Significant reasons for these increases are discussed in the following paragraphs.
Gains (losses) on investments were $3.5 million in the third quarter of 2009 compared to $(3.8) million in the third quarter of last year. Gains (losses) on investments for the nine months ended September 30, 2009, were $6.2 million compared to $(3.4) million during the same period in 2008. Results for the year-to-date periods include $831,000 and $4.5 million, respectively, in OTTI charges related to one of the Company’s mutual fund investments. This mutual fund invests primarily in mortgage-related securities, none of which are secured by sub-prime mortgages, but a portion of which are secured by interest-only mortgages, option-payment mortgages, and other “Alt-A” mortgages. The Company has recorded a total of $8.7 million in impairment charges on this mutual fund since the fourth quarter of 2007, of which $2.3 million was recorded in the third quarter of 2008. As a result of an increase in the fair value of this mutual fund, an additional impairment was not recorded in the third quarter of 2009. Given the significant uncertainty and illiquidity that exists in the markets for investments secured by these types of loans, the Company may be required to record future impairment charges against this investment, although there can be no assurances. This investment had a carrying value of $21.7 million at September 30, 2009, which includes an unrealized gain of $831,000 based on the mutual fund’s fair value as of that date. This unrealized gain was recorded in accumulated other comprehensive income (net of related taxes), which is a component of shareholders’ equity.
Also included in gains (losses) on investments in the third quarter of 2008 was a $1.4 million impairment loss associated with the Company’s investment in the common stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which was placed in conservatorship by the U.S. government during that period. This loss represented the entire recorded book value of the investment.
Excluding the OTTI and Freddie Mac losses described in the previous paragraphs, gains on investments were $3.5 million and $7.1 million during the three and nine month periods ended September 30, 2009, compared to zero and $2.5 million in the same periods of 2008. During the three and nine months ended September 30, 2009, the Company sold $314.6 million and $492.1 million in longer-term mortgage-related and certain other securities, respectively, the proceeds of which were reinvested primarily in adjustable-rate government agency mortgage-backed securities (“MBSs”) and other medium-term government agency securities. Management considered these actions to be prudent in light of its expectations that interest rates may trend higher in the future. Gains on investments during the nine months ended September 30, 2008 resulted from the sale of $208.4 million in mortgage-related securities in that period. There were no sales of securities in the third quarter of 2008.
During the third quarter of 2009, gains on loan sales increased to $1.0 million compared to only $171,000 in the same quarter last year. Gains on sales of loans increased by $6.3 million or 413% during the nine months ended September 30, 2009, compared to the same period in 2008. During the nine months ended September 30, 2009, sales of one- to four-family mortgage loans were $493.2 million compared to $115.6 million during the same period of 2008. During the third quarter, sales were $78.1 million in 2009 compared to $17.2 million in 2008. Sales increased substantially in 2009 as a result of a historically low interest rate environment earlier in the year that encouraged many borrowers to refinance higher-rate loans into loans at lower rates. In addition, adjustable-rate borrowers were incented to refinance their loans into fixed-rate loans. The pace of loan sales slowed during the third quarter of 2009 compared to earlier in the year due to a generally higher interest rate environment. Nevertheless, the pace was still well ahead of sales in the same period of the prior year.

For reasons discussed in the previous paragraph, the Company’s one- to four-family mortgage loan originations were $543.8 million during the first nine months of 2009, compared to $157.5 million during the same period in 2008. Most of these originations were fixed-rate mortgages. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market.
Loan-related fees and servicing revenue was $53,000 in the third quarter of 2009 compared to $277,000 in the same quarter of 2008. Year-to-date, loan-related fees and servicing revenue was $(263,000) in 2009 compared to $546,000 in the same period of 2008. Low interest rate environments typically cause an increase in actual mortgage loan prepayment activity, which generally results in an increase in the amortization of MSRs. During the nine months ended September 30, 2009 and 2008, MSR amortization expense, which is netted against loan-related fees and servicing revenue, was $2.4 million and $1.2 million, respectively. The amortization expense for the third quarter of each year was $493,000 and $309,000, respectively. Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. As of September 30, 2009, the Company had a valuation allowance of $508,000 against MSRs with a gross book value of $7.0 million. This compared to an allowance of $369,000 against a gross book value of $6.7 million at June 30, 2009, and an allowance of $822,000 against a gross book value of $4.5 million as of December 31, 2008. The Company included the increase or decrease in this valuation allowance in loan-related fees and servicing revenue as a charge or a recovery, as the case may be, in the period in which the changes occurred. There were no changes in the MSR valuation allowance during the three- and nine-month periods of 2008.
The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. If market interest rates for one- to four-family loans increase and/or actual or expected loan prepayment expectations decrease in future periods, the Company could recover all or a portion of its previously established allowance on MSRs, as well as record reduced levels of MSR amortization expense. Alternatively, if interest rates decrease and/or prepayment expectations increase, the Company could potentially record charges to earnings related to increases in the valuation allowance on its MSRs. In addition, amortization expense could remain elevated due to likely increases in loan prepayment activity.
As of September 30, 2009, the Company serviced $963.9 million in loans for third-party investors compared to $728.4 million at December 31, 2008. This increase was a result of the substantial increase in one- to four-family loans originated and sold in the secondary market, as previously described.
Service charges on deposits declined by $93,000 or 5.2% and $212,000 or 4.3% during the three- and nine-month periods ended September 30, 2009, compared to the same periods in 2008, respectively. These declines are due primarily to a decrease in overdraft charges and ATM/debit card fees in 2009 relative to 2008. Management believes these declines are due to the current recession, which has resulted in reduced spending by consumers in general, including deposit customers of the Bank.
Other non-interest income declined by $32,000 or 1.8% during the three months ended September 30, 2009, compared to the same period in 2008. Other non-interest income declined by $584,000 or 10.7% during the nine months ended September 30, 2009, compared to the same period in 2008. These declines were primarily attributable to a decrease in earnings from the Company’s investment in bank-owned life insurance (“BOLI”), the yield on which has been adversely impacted by a lower interest rate environment since last year. In addition, the Company has experienced a modest increase in losses on disposition of foreclosed real estate in 2009, which is included as a component of other non-interest income.
Non-Interest Expense Total non-interest expense increased by $709,000 or 4.4% in the third quarter of 2009 compared to the same period in 2008. The increase was $4.4 million or 9.3% for the nine month period in 2009 compared to the same period in 2008. Results for the nine month period in 2009 included the impact of higher FDIC deposit insurance premiums. Beginning in the current year the FDIC raised its regular premium rates for all financial institutions by a substantial amount. As a result, the Bank’s regular deposit premium expense increased from $241,000 in the first nine months of 2008 to $2.1 million in the same period in 2009; this expense increased from $118,000 during the third quarter of 2008 to $934,000 during the same quarter in 2009. FDIC premium expense in 2009 also included a $1.6 million non-recurring special assessment from the FDIC, as previously noted. This special assessment was charged to all FDIC-insured financial institutions in the second quarter of 2009. In the Bank’s case, the assessment was 0.05% of total assets less Tier 1 capital at June 30, 2009.
On September 29, 2009, the FDIC announced a proposal to require insured financial institutions to prepay in the fourth quarter of 2009 their estimated FDIC deposit insurance premiums through 2012. If this proposal is adopted in its present form, management estimates that the Bank would be required to pay the FDIC approximately $12.7 million in the fourth quarter of 2009. The regular quarterly payments that would be otherwise required from the Bank in the future will be applied against this amount and expensed on a quarterly basis through 2012 or until the amount is exhausted. As such, the proposal is not expected to have a material impact on the future operating results, financial condition, or liquidity position of the Bank.
Excluding FDIC deposit premiums and the special assessment, all other non-interest expenses in the third quarter of 2009 decreased by $107,000 or 0.7% in the aggregate compared to the same quarter in 2008. The change for the nine month period in 2009 was an increase of $1.0 million or 2.1% compared to the same period in 2009. The increase in year-to-date expenses was due to annual merit increases in employee compensation, an increase in the number of personnel employed by the Company, and an increase in expenses associated with increased residential loan production, as previously discussed. Also contributing to the year-to-date increase were expenses related to an additional banking office that the Company opened in the second quarter of 2008. These developments were offset in part by slightly lower expenditures for legal and professional fees and marketing and advertising, which are included as components of other non-interest expense.
As mentioned above, excluding FDIC premiums and assessments, all other non-interest expenses decreased by $107,000 or 0.7% in the aggregate in the third quarter of 2009 compared to 2008. This decrease was caused by lower expenditures for legal and professional fees, as well as reduced charge-offs related to customer deposit accounts. In addition, the increase in compensation expense during the third quarter of 2009 was lower than it otherwise would have been because of lower stock-based compensation expense. This expense declined because the Company’s stock price was generally lower during the third quarter of 2009 than it was during the same period in the previous year. The Company’s ESOP expense is determined in part by the Company’s stock price during any given period. In addition, a large stock-based grant made in May 2004 was fully-vested in May 2009 and no related amortization expense was recorded after that date.
Income Taxes Income tax expense was $772,000 during the three months ended September 30, 2009, compared to $645,000 in the same quarter of 2008. Income tax expense was $5.0 million during the nine months ended September 30, 2009, compared to $5.2 million in the same period of 2008. In the first quarter of 2009 the Company recorded a $1.8 million tax benefit related to the elimination of a valuation allowance the Company established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which management was unable to determine in prior periods whether it was more likely than not that the tax benefits would be realized in future periods. In the first quarter of 2009 Wisconsin law was amended from a system that taxed each affiliated entity separately to a form of combined reporting. As a result of this change, management determined that the Company’s Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in a one-time tax benefit of $1.8 million in the first quarter of 2009.
Excluding the impact of the tax benefit described in the previous paragraph, the Company’s income tax expense for the nine months ended September 30, 2009, would have been $6.8 million. This amount represented an effective tax rate (“ETR”) of 39.4% compared to 32.2% in the same period last year. This increase was caused by the amendment of Wisconsin law described above, which became effective January 1, 2009. Prior to this amendment, the state of Wisconsin imposed a corporate franchise tax on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding the Bank’s out-of-state investment subsidiaries. However, beginning January 1, 2009, the Company’s consolidated income tax group is subject to combined reporting, which results in state income taxes being imposed on the earnings of the Bank’s out-of-state investment subsidiaries. Accordingly, the Company’s ETR increased compared to the prior period. Management expects the current period ETR to be representative of the rate in future periods, although there can be no assurances.
Financial Condition
Overview The Company’s total assets increased by $71.3 million or 2.0% during the nine months ended September 30, 2009. Total assets at September 30, 2009, were $3.56 billion compared to $3.49 billion at December 31, 2008. During the period the Company’s portfolio of securities available-for-sale increased by $222.1 million or 17.5% in the aggregate and its other assets increased by $132.2 million or 65.9%. These developments were partially offset by a $265.1 million or 14.5% decrease in loans receivable and a $19.6 million or 17.3% decrease in cash and cash equivalents. Other liabilities increased by $80.9 million or 165% during the nine months ended September 30, 2009, and deposit liabilities decreased by $42.7 million or 2.0% during the period. The Company’s total shareholders’ equity increased from $399.6 million at December 31, 2008, to $405.1 million at September 30, 2009. Non-performing assets increased by $11.9 million or 31.5% to $49.8 million during the nine months ended September 30, 2009.
The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the nine months ended September 30, 2009.
Cash and Cash Equivalents Cash and cash equivalents decreased from $112.9 million at December 31, 2008, to $93.3 million at September 30, 2009. This decrease reflects, in part, management’s decision earlier in the year to maintain a higher level of liquidity in anticipation of higher interest rates in the future. However, during the quarter ended September 30, 2009, management reduced the Company’s overnight investments through increased purchases of securities available-for-sale, as described in the next paragraph. Cash and due from banks was unusually high on December 31, 2008, due to the timing of year-end transaction processing.
Securities Available-for-Sale The Company’s portfolio of securities available-for-sale increased by $222.1 million or 17.5% during the nine months ended September 30, 2009. This increase was primarily caused by the purchase of $1.3 billion in securities consisting principally of adjustable-rate government agency MBSs and other medium-term government agency securities. These purchases were offset in part by $481.9 million in sales of long-term, fixed-rate MBSs, as previously described, as well as $316.9 million in securities that were called by their issuers during the period. In addition, the Company’s mortgage-related securities portfolio experienced an increase in prepayment activity during the period due to lower interest rates.
The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. During the nine months ended September 30, 2009, the fair value adjustment on the Company’s available-for-sale securities improved from a net unrealized loss of $19.7 million at December 31, 2008, to a net unrealized gain of $803,000 at September 30, 2009. This improvement was due primarily to an increase in the fair value of the Company’s portfolio of private-label collateralized mortgage obligations (“CMOs”). The Company’s private-label CMOs were originally purchased from 2004 to early 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their original purchase. However, in recent periods, a number of the securities in the portfolio have been downgraded. The following table presents the credit ratings, carrying values, and unrealized losses of the Company’s private-label CMO portfolio as of the dates indicated:

	September 30, 2009		December 31, 2008
	Carrying Value	Unrealized Loss, Net	Carrying Value	Unrealized Loss, Net
	(Dollars in thousands)
Credit rating (1):
AAA/Aaa	$30,496	$378	$116,023	$23,219
AA/Aa	13,664	1,438	12,536	5,928
A	29,255	3,559	—	—
BBB/Baa	11,183	2,152	—	—
Less than investment grade	33,448	3,336	—	—

Total private-label CMOs	$118,046	$10,863	$128,559	$29,147

(1)	In instances of split-ratings, each security has been classified according to its lowest rating.
Although the net unrealized loss on the Company’s private-label CMOs declined substantially during the nine months ended September 30, 2009, the market for these securities has remained depressed in response to stress and illiquidity in the financial markets and a general deterioration in economic conditions. Although mindful of these developments, management has determined that it is unlikely the Company will not collect all amounts due according to the contractual terms of these securities. As such, management has determined that none of the Company’s private-label CMOs are other-than-temporarily impaired as of September 30, 2009. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion relating to the Company’s securities available-for-sale, refer to “Results of Operations—Non-Interest Income,” above, as well as Note 2, “Securities Available-for-Sale,” of the Company’s Unaudited Condensed Consolidated Financial Statements, above.
Loans Receivable Loans receivable decreased by $265.1 million or 14.5% as of September 30, 2009, compared to December 31, 2008. As previously mentioned, the Company’s originations of one- to four-family mortgage loans increased significantly during the nine months ended September 30, 2009. Despite this development, the portfolio of one- to four-family loans declined from $881.3 at December 31, 2008, to $698.1 million at September 30, 2009. This decline was caused by increased refinancing by borrowers of adjustable-rate mortgage loans (which the Company typically retains in portfolio) into fixed-rate mortgage loans (which the Company generally sells in the secondary market). The Company expects this trend to continue in the near term assuming interest rates remain at their current levels. However, in light of the increases in market interest rates in recent weeks, the pace of decline is likely to be slower than it has been during the first nine months of 2009, although there can be no assurances.
The Company’s multi-family and commercial real estate mortgage loan originations were $31.6 million in the aggregate for the first nine months of 2009 compared to $170.5 million for the same period in 2008. In addition, its commercial business loan originations for the first nine months of 2009 were $29.2 million compared to $29.3 million in 2008. Although the Company continues to emphasize originations of these types of loans, originations have declined in recent periods due to a general deterioration in economic conditions, as well as the Company’s more conservative underwriting standards. Primarily as a result of lower origination activity, the Company’s aggregate portfolio of multi-family and commercial real estate mortgage loans declined from $466.3 million at December 31, 2008, to $455.6 million at September 30, 2009. Furthermore, its portfolio of construction and development loans declined by $33.8 million or 21.3%. The Company’s portfolio of commercial business loans decreased modestly, from $49.6 million to $49.4 million during the most recent quarter.
The Company’s consumer loan originations, including fixed-term home equity loans and lines of credit, were $58.8 million for the nine months ended September 30, 2009, compared to $85.1 million for the same period last year. Lower origination activity in 2009 was primarily the result of declining demand due to slower economic growth, as well as smaller increases, or decreases, in home values, which has had a negative impact on homeowners’ equity. This reduced origination activity resulted in a decline in the Company’s consumer loan portfolio from $338.1 million at December 31, 2008, to $286.0 million at September 30, 2009. Also contributing to this decline was a historically low interest rate environment which encouraged many borrowers to refinance their home equity loans or lines of credit and other consumer loans into first mortgage loans during the period. Many of these borrowers reestablished home equity lines of credit with the Company in accordance with its established lending standards, but had not drawn substantial amounts on these lines as of the end of the third quarter.
The following table sets forth the Company’s mortgage, consumer, and commercial loan originations and purchases for the periods indicated:

	Three Months Ended		Nine months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$86,294	$31,508	$543,808	$157,528
Multi-family	1,023	35,385	7,341	71,897
Commercial real estate	3,959	32,378	24,299	98,636

Total mortgage loans	91,276	99,271	575,448	328,061
Consumer loans	20,387	30,828	58,776	85,068
Commercial business loans	10,152	7,566	29,150	29,255

Total loan originations	121,815	137,665	663,374	442,384
One- to four-family mortgage loans purchased	—	8,179	2,658	19,502

Total loans originated and purchased	$121,815	$145,844	$666,032	$461,886

In light of current economic conditions and recent loan origination activity, management expects growth in all categories of the Company’s loan portfolio to be slow or negative in the near term, although there can be no assurances.
Mortgage Servicing Rights The carrying value of the Company’s MSRs were $6.5 million at September 30, 2009, compared to $3.7 million at December 31, 2008, net of valuation allowances of $508,000 and $822,000, respectively. The increase in net carrying value was principally the result of the Company’s increased origination and sale of fixed-rate, one- to four-family loans on a servicing retained basis. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above. As of September 30, 2009, the Company serviced $963.9 million in loans for third-party investors compared to $728.4 million at December 31, 2008.
Other Assets Other assets increased by $132.2 million or 65.9% during the nine months ended September 30, 2009. Substantially all of this increase was caused by receivables from securities brokers for securities sold in September that settled in October. Also contributing was an $11.6 million increase in foreclosed properties and repossessed assets, from $4.8 million at December 31, 2008, to $16.3 million at September 30, 2009. This increase was principally due to foreclosures or the receipt of deeds in lieu of foreclosure as described elsewhere in this report. For additional details related to foreclosed properties refer to “Results of Operations—Provision for Loan Losses,” above, and “Financial Condition—Asset Quality,” below. For additional details related to other assets in general, refer to Note 7, “Other Assets,” of the Company’s Unaudited Condensed Consolidated Financial Statements, above.
Deposit Liabilities Deposit liabilities decreased by $42.7 million or 2.0% during the nine months ended September 30, 2009, to $2.09 billion compared to $2.13 billion at December 31, 2008. Within the deposit liability portfolio, most of this decline was attributable to certificates of deposit. Core deposits, consisting of checking, savings, and money market accounts, increased slightly during the period. As previously described, the Company has reduced the rates it offers on its certificates of deposit and certain other deposit accounts in recent periods in an effort to manage its overall liquidity. As a result of these efforts, the weighted average cost of interest-bearing deposit liabilities declined by 94 basis points during the nine months ended September 30, 2009, compared to the same period in 2008.
Borrowings Borrowings, which consisted of advances from the FHLB of Chicago, declined slightly during the nine months ended September 30, 2009. All of the Company’s borrowings have a stated final maturity after 2011. However, $856.0 million in advances contain quarterly redemption options that are subject to potential exercise by the FHLB of Chicago. As of September 30, 2009, substantially all of the Company’s FHLB of Chicago advances were subject to significant prepayment penalties if voluntarily repaid prior to their stated maturity.
Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $30.2 million at September 30, 2009, compared to $1.9 million at December 31, 2008. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.
Other Liabilities Other liabilities were $129.9 million at September 30, 2009, compared to $49.0 million at December 31, 2008. Substantially all of this increase was caused by payables to securities brokers for securities purchased in September that settled in October.
Shareholders’ Equity The Company’s shareholders’ equity increased slightly during the nine months ended September 30, 2009. During this period the positive effects of the Company’s earnings and a decline in its accumulated other comprehensive loss were partially offset by dividend payments and stock repurchases. The Company’s ratio of total shareholders’ equity to total assets was 11.38% at September 30, 2009, compared to 11.45% at December 31, 2008. Quarterly cash dividends of $0.09 per share were paid in each of the three quarters of 2009. The dividend payout ratio was 103.4% of net income for the nine months ended September 30, 2009. On November 3, 2009, the Company’s board of directors announced that it had declared a $0.07 per share dividend payable on December 1, 2009, to shareholders of record on November 13, 2009.
During the three and nine month periods ended September 30, 2009, the Company repurchased 76,500 and 1,283,300 shares of Company common stock, respectively. The weighted average prices of these repurchases were $8.57 and $8.74 per share, respectively. For additional discussion, refer to “Liquidity and Capital Resources—Capital Resources,” and Part II, Item 2, “Unregistered Sale of Equity Securities and Use of Proceeds,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At September 30	At December 31
	2009	2008
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$11,552	$8,185
Multi-family	810	13,255
Commercial real estate	17,916	8,420
Construction and development	–	–

Total non-accrual mortgage loans	30,278	29,860

Non-accrual consumer loans:
Secured by real estate	1,321	759
Other consumer loans	148	400

Total non-accrual consumer loans	1,469	1,159
Non-accrual commercial business loans	789	1,494

Total non-accrual loans	32,536	32,513
Accruing loans delinquent 90 days or more	906	576

Total non-performing loans	33,442	33,089
Foreclosed properties and repossessed assets	16,339	4,768

Total non-performing assets	$49,781	$37,857

Non-performing loans to loans receivable, net	2.14%	1.81%

Non-performing assets to total assets	1.40%	1.08%

Allowance for loan losses to non-performing loans	41.07%	36.89%

Allowance for loan losses to total loans	0.88%	0.67%

Net charge-offs (1)	$7,296	$1,013

Net charge-offs to average loans (annualized)	0.56%	0.05%

Allowance for loan losses	$13,734	$12,208

(1)	The dollar amounts shown for net charge-offs are for the nine and twelve month periods ended September 30, 2009, and December 31, 2008, respectively.
During the nine months ended September 30, 2009, the Company’s non-performing loans increased by $353,000 or 1.1%. Compared to June 30, 2009, however, non-performing loans decreased by $2.8 million or 7.8%. During the third quarter the Company transferred to foreclosed real estate a completed condominium project that formerly secured a $9.1 million loan and a retail shopping center that formerly secured a $2.4 million loan. As previously described, these transfers were reduced by loss allowances of $3.4 million and $1.0 million that had been established against these loans, respectively. Earlier in the year the Company also accepted deeds in lieu of foreclosure on two other large loans and transferred the related collateral to foreclosed real estate. Total foreclosed real estate, which is a component of other assets, was $16.3 million at September 30, 2009, compared to $9.9 million at June 30, 2009, and $4.8 million at December 31, 2008.
During the third quarter a $4.5 million loan secured by a multi-tenant office building defaulted and was determined to be collateral dependent. A $1.9 million allowance for loan loss was established against this loan, as previously described. The Company is proceeding with foreclosure on this loan. Also during the third quarter a $2.2 million loan secured by a retail shopping center and a $1.1 million loan secured by partially developed land defaulted and were placed on non-accrual. The Company continues to work with these borrowers and does not believe that a loss is probable on these loans at this time, although there can be no assurances.

Included in non-performing loans at both September 30, 2009, and June 30, 2009, was a $2.4 million loan secured by developed and vacant land, a $2.0 million loan secured by a multi-tenant office showroom, and an $837,000 loan secured by a single-tenant office building. The Company has determined that these loans are collateral dependent and has established loss allowances of $500,000, $816,000, and $565,000, respectively, against these loans. The $500,000 was established in a prior period, whereas the latter two were established in the third quarter of 2009 as part of the $2.3 million provision for loan loss described in an earlier paragraph.
The Company’s non-performing loans were 2.14% of loans receivable as of September 30, 2009, compared to 2.23% at June 30, 2009, and 1.81% as of December 31, 2008. The ratios of non-performing assets to total assets were 1.40%, 1.34%, and 1.08% as of these same dates, respectively.
A summary of the allowance for loan losses is shown below for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30 2009	December 31 2008
	(Dollars in thousands)
Balance at the beginning of the period	$12,208	$11,774
Provision for loan losses	8,822	1,447

Charge-offs:
Mortgage loans	(5,759)	(613)
Consumer loans	(344)	(411)
Commercial business loans	(1,223)	(34)

Total charge-offs	(7,326)	(1,058)

Recoveries:
Mortgage loans	—	—
Consumer loans	30	45
Commercial business loans	—	—

Total recoveries	30	45

Net charge-offs	(7,296)	(1,013)

Balance at the end of the period	$13,734	$12,208

Net charge-offs to average loans (annualized)	0.56%	0.05%

Allowance as a percent of total loans	0.88%	0.67%

Allowance as a percent of non-performing loans	41.07%	36.89%

The Company’s allowance for loan losses increased to $13.7 million or 0.88% of total loans at September 30, 2009, compared to $13.4 million or 0.82% at June 30, 2009, and $12.2 million or 0.67% at December 31, 2008. As a percent of non-performing loans, the Company’s allowance for loan losses was 41.1% at September 30, 2009, compared to 36.9% at both June 30, 2009, and December 31, 2008. The dollar increase in the allowance was caused by the additional loss allowances that were established in the 2009 periods, as described in preceding paragraphs. Also contributing was an addition to the allowance earlier in the year that reflected management’s general concerns related to continued deterioration in economic conditions and declines in real estate values, as previously mentioned. Management has maintained this subjective adjustment to historical loss rates on a consistent basis throughout 2009. These developments were offset in part by the specific loan charge-offs described in preceding paragraphs. In addition, the Company has experienced an increase in loan charge-off activity in recent periods related to its portfolio of residential and consumer loans due to the current economic recession.

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
In determining the allowance for loan losses, management considers loans to be collateral dependent when, in its judgment, there is no source of repayment for the loan other than the ultimate sale or disposition of the underlying collateral. Factors management considers in making this determination typically include, but are not limited to, the length of time a borrower has been delinquent with respect to loan payments, the nature and extent of the financial or operating difficulties experienced by the borrower, the performance of the underlying collateral, the availability of other sources of cash flow or net worth of the borrower and/or guarantor, and the borrower’s immediate prospects to return the loan to performing status. In some instances, because of the facts and circumstances surrounding a particular loan relationship, there could be an extended period of time between management’s identification of a problem loan and a determination that it is probable that such loan is or will become collateral dependent. Based on recent experience, however, management has noted the length of time shorten between when a loan is classified as non-performing and when it is consider to be collateral dependent. In management’s view, this development is attributable to the deterioration in commercial real estate markets during 2009. Management believes this is a trend that will continue as long as economic conditions and/or commercial real estate values remain depressed.
When a loan becomes collateral dependent, management measures impairment based on the estimated fair value of the underlying collateral. Such estimates are based on management’s judgment or, when considered appropriate, on an updated appraisal or similar evaluation. Updated appraisals have typically been obtained on or about the time of foreclosure or repossession of the underlying collateral. Prior to receipt of the updated appraisal, management has typically relied on the original appraisal and knowledge of the condition of the collateral, as well as the current market for the collateral, to estimate the Company’s exposure to loss on a collateral dependent loan. In the judgment of management, this practice was acceptable in periods of relative stability in real estate markets. However, as a result of deterioration in commercial real estate markets during 2009, as well as the Company’s recent experience, management believes that as long as economic conditions and/or real estate markets remain depressed updated appraisals will continue to be obtained on collateral dependent loans earlier in the evaluation process than may have been typical during periods of more stable real estate markets.
The Company records allowance for loan losses and related provisions on each loan for which it is determined that the fair value of the collateral is less than the carrying value of the loan balance. This is true regardless of whether the estimate of fair value is based on an updated appraisal or on an internal management assessment. Allowance for loan losses are typically charged off when the Company receives title to the collateral as a result of formal foreclosure proceedings, receipt of a deed in lieu of foreclosure, or when, in the judgment of management, an “in-substance foreclosure” has occurred.
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
Scheduled payments and maturities of loans and securities available-for-sale are relatively predictable sources of funds. However, cash flows from deposit liabilities, calls of investment securities, and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. For example, during the nine months ended September 30, 2009, prepayments in the Company’s mortgage-related securities, prepayments in its one- to four-family mortgage loan portfolio, and calls of certain investment securities increased because of the interest rate environment. A different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Capital Resources At September 30, 2009, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 10, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2009, the Bank had a Tier 1 capital ratio of 9.73% and a total risk-based capital ratio of 19.90%.
From time to time, the Company repurchases shares of its common stock, and these repurchases have had the effect of reducing the Company’s capital and increasing its dependence on borrowing; further repurchases will continue to have the same effect. The Company regularly reviews its capital position, market conditions, and the cost of funds to determine whether share repurchases are appropriate. On February 2, 2009, the Company announced a plan to repurchase an additional one million shares. At November 5, 2009, no shares remained available for repurchase under this plan. On November 3, 2009, the Company announced a new plan to repurchase another one million shares, 991,000 shares of which remained available for repurchase as of November 5, 2009. For additional discussion, refer to “Financial Condition—Shareholders’ Equity,” above, and Part II, Item 2, “Unregistered Sale of Equity Securities and Use of Proceeds,” below.
The Company paid a cash dividend of $0.09 per share during each of the first three quarters of 2009. On November 3, 2009, the Company’s board of directors announced that it had declared a $0.07 per share dividend payable on December 1, 2009, to shareholders of record on November 13, 2009. There can be no assurance that the Company will be able to continue the payment of dividends in the future or that dividends will not be further reduced. The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Furthermore, banking regulators and lawmakers have become increasingly concerned with the levels of capital adequacy of financial institutions. Even though the Bank exceeds all current regulatory standards and believes that it is well capitalized, the regulators’ interpretation and enforcement of existing and new requirements may in the future affect the level of capital required to be maintained by the Bank and/or the percentage of income that may be used for dividends to its parent holding company. The Company’s ability to pay dividends at existing levels and/or its ability to repurchase additional shares may be affected by these actions. Refer to Part I, Item 1, “Business—Regulation and Supervision,” of the Company’s 2008 Annual Report on Form 10-K for additional discussion.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
Contractual Obligations The following table presents, as of September 30, 2009, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
		(Dollars in thousands)
Deposits with no stated maturity	$795,473	—	—	—	$795,473
Certificates of deposits	986,458	$175,396	$128,262	—	1,290,116
Borrowed funds (1)	—	100,000	267	$806,965	907,232
Operating leases	1,019	1,444	1,212	2,960	6,635
Purchase obligations	1,260	—	—	—	1,260
Non-qualified retirement plans and deferred compensation plans	885	1,989	1,978	8,505	13,357

(1)	Includes $856.0 million in advances that are redeemable on a quarterly basis at the option of the FHLB of Chicago.
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
Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of September 30, 2009.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
		(Dollars in thousands)
Commercial loans	$1,503	—	—	—	$1,503
Residential real estate loans	66,911	—	—	—	66,911
Revolving home equity and credit card lines	150,655	—	—	—	150,655
Standby letters of credit	50	—	—	$10	60
Commercial lines of credit	22,213	—	—	—	22,213
Undisbursed commercial loans	898	—	—	—	898
Approved commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit, and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At September 30, 2009, the Company had forward commitments to sell one- to four-family mortgage loans of $40.5 million to Fannie Mae. As described in Note 4, “Derivative Financial Instruments,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.
Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of September 30, 2009.
Outlook
This report contains forward-looking statements, including those in the following paragraphs. Please refer to “Cautionary Statement,” above. In addition, the Company’s management has identified a number of factors which may affect the Company’s financial condition and results of operations in the near term, which are as follows:
•	The recent decline in real estate markets and general economic conditions may continue. If that is the case, there are a number of effects that the Company, like other financial institutions, would likely experience.
•	Loan originations could continue to fluctuate from period to period, along with related interest and fee income.

•	Although real estate values in Wisconsin have not been impacted as negatively as certain other regions of the United States, continued declines in the value of real estate could negatively affect mortgage and home equity loan originations, refinancings, and prepayments.

•	A continued decline in real estate values could also affect the value of the collateral securing the Company’s mortgage loans. A decrease in value could, in turn, lead to increased losses on loans in the event of collateral dependency and/or foreclosures, which would affect the provisions for loan losses and profitability.

•	A continued deterioration in economic conditions and/or high level of unemployment may affect borrowers’ ability to repay their loan obligations, which could lead to increased non-performing loans, loan charge-offs, and loan loss provisions and/or reduced income.

•	If customer demand for real estate and other loans continues to decline, the Company’s profits may decrease because alternative investments, primarily investments and mortgage-related securities, generally yield less than the Company’s own originations of real estate loans.

•	The current difficulties in real estate markets may also affect the liquidity and/or value of mortgage-related investments such as MBSs and CMOs.
•	The well-publicized liquidity problems in the world credit markets may continue. If this occurs, there are a number of effects that the Company, like other financial institutions, would likely experience.
•	The fair value of its available-for-sale securities may continue to fluctuate with corresponding impacts on other comprehensive income and/or net income.

•	In the event the Company wishes to sell financial assets, its ability to sell such assets and the prices it could receive for such assets, could adversely affect its liquidity, financial position, and earnings.

•	The rates the Company receives on short-term or variable-rate investments and the rates it pays on short-term or variable-rate borrowings may fluctuate dramatically.

•	Acceptable investment opportunities may be limited given the Company’s desire to actively manage its exposure to credit and/or counter-party risks.

•	The Company’s access to borrowing sources to fund loan originations, investment purchases, and operations may be adversely impacted.

•	The current credit market and economic crisis has led to the adoption of significant legislation and regulatory actions in recent months, which are expected to affect financial institutions and holding companies such as Bank Mutual Corporation in a far reaching manner, including in ways which cannot yet be fully determined. Additional legislation may be forthcoming. Changes resulting from this legislation, regulatory actions, and/or other reactions to the crisis could have an adverse impact on the financial condition and/or results of operations of the Company.

•	Banking regulators and lawmakers have become increasingly concerned with the levels of capital adequacy of financial institutions. Even though the Bank exceeds all current regulatory standards and believes that it is well capitalized, the regulators’ interpretation and enforcement of existing and new requirements may in the future affect the level of capital required to be maintained by the Bank and/or the percentage of income that may be used for dividends to its parent holding company. The Company’s ability to pay dividends at existing levels and/or repurchase additional shares may be affected by these actions.

•	The FDIC recently substantially increased regular premiums to financial institutions for deposit insurance, and has also recently imposed a substantial special assessment on financial institutions which is stated to be non-recurring. There may be further increases in the FDIC premium rates and there may be additional special assessments in the future, either as a result of changes in law or to respond to losses in the FDIC’s insurance fund. Any such increases or special assessments would affect the Company’s results of operations, capital resources, or liquidity in future periods.

•	The current economic turmoil has increased the potential for federal or state governments to legislate foreclosure forbearance, forced loan modifications, or “cram downs” of losses to lenders in bankruptcy proceedings. Such efforts could lead to increased loan charge-offs or loan loss provisions and/or reduced income. These efforts could also have an adverse impact on the value of certain mortgage-related securities not guaranteed by the FHLMC, FNMA, and GNMA, such as the private-label CMOs owned by the Company.

•	The Company will continue to further emphasize commercial real estate and commercial business loans, both of which can present a higher risk than residential mortgages. However, market conditions and other factors may continue to negatively affect the Company’s ability to increase its loan portfolio with these types of loans, and a weak economy could increase the risk that borrowers will not be able to repay these loans.

•	Like many Wisconsin financial institutions, the Bank has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which was not subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue previously instituted an audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries. This audit program has not been concluded, is not being actively pursued, and the Department has not asserted a claim against the Bank or its subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods, which could have a substantial negative impact on the Bank’s earnings in the period of the resolution. Although the Bank believes it has reported income and paid Wisconsin taxes in prior periods in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, the Bank’s position may not prevail in court or other actions may occur which give rise to liabilities. The Bank may also incur further costs in the future to address and defend these issues.

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
The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2009, which management anticipates will reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities—based upon contractual maturities and if applicable, call dates. $615.8 million in investment securities with maturities beyond one year have been classified as due within one year based on their call dates. These investments may or may not be called prior to their stated maturities.

•	Mortgage-related securities—based upon an independent outside source for determining estimated cash flows or repricing dates (if applicable) using expected prepayment rates.

•	Loans receivable—based upon contractual maturities, repricing dates (if applicable), scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or management estimates; the analysis does not include non-accrual loans.

•	Deposit liabilities—based upon contractual maturities and historical decay rates.

•	Borrowings—based upon stated maturity. However, $856.0 million of borrowings classified as due beyond one year contain a redemption option which has not been reflected in the analysis. These borrowings could be redeemed at the option of the lender prior to their stated maturity (refer to “Financial Condition—Borrowings” in Part I, Item 2, above).

	At September 30, 2009
	Within	Three to	More Than One Year	More Than
	Three	Twelve	To Three	Three Years
	Months	Months	Years	To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$53,052	$106,231	$176,788	$85,086	$101,345	$522,502
Adjustable	80,308	286,156	204,009	49,294	304	620,071
Construction:
Fixed	3,573	8,380	12,243	87	25,152	49,435
Adjustable	26,239	4,614	3,587	11,904	—	46,344
Consumer loans	104,192	65,625	74,432	25,165	15,355	284,769
Commercial business loans	15,677	21,429	9,863	895	21	47,885
Interest-earning deposits	67,774	—	—	—	—	67,774
Investment securities	378,585	237,208	—	—	—	615,793
Mortgage-related securities:
Fixed	85,759	96,921	130,603	153,879	128,102	595,264
Adjustable	135,532	144,678	—	—	—	280,210
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	996,783	971,242	611,525	326,310	270,279	3,176,139

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	494	1,466	3,789	3,620	77,853	87,222
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,043	3,092	7,992	7,635	163,162	182,924
Regular savings accounts	1,643	4,822	12,123	11,141	171,250	200,979
Money market accounts	324,348	—	—	—	—	324,348
Certificates of deposit	268,260	740,233	153,361	128,262	—	1,290,116
Advance payments by borrowers for taxes and insurance	30,237	—	—	—	—	30,237
Borrowings	253	778	102,226	2,653	801,322	907,232

Total interest-bearing and non-interest-bearing liabilities	626,278	781,391	279,491	153,311	1,213,587	3,023,058

Interest rate sensitivity gap	$370,505	$220,851	$332,034	$172,999	$(943,308)	$153,081

Cumulative interest rate sensitivity gap	$370,505	$591,356	$923,390	$1,096,389	$153,081

Cumulative interest rate sensitivity gap as a percentage of total assets	10.40%	16.61%	25.93%	30.79%	4.30%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	159.16%	142.96%	155.75%	160.59%	105.06%

Based on the above gap analysis, at September 30, 2009, the Company’s interest-earning assets maturing or repricing within one year exceeded its interest-bearing liabilities maturing or repricing within the same period by $591.4 million. This represented a positive cumulative one-year interest rate sensitivity gap of 16.6%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 143.0%. Based on this information, management anticipates that over the course of the next year the Company’s net interest income could benefit from an increase in market interest rates. Alternatively, the Company’s net interest income could be adversely affected by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” and “Outlook,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2008 Annual Report on Form 10-K.
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
The following table presents the estimated PVE over a range of interest rate change scenarios at September 30, 2009. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+300	$412,003	$(89,544)	(17.9)%	11.85%	(12.7)%
+200	471,237	(30,309)	(6.0)	13.19	(2.7)
+100	509,779	8,232	1.6	13.95	2.9
0	501,546	—	—	13.56	—
-100	448,450	(53,096)	(10.6)	12.05	(11.2)
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

PART II
Item 1A. Risk Factors
Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2008 Annual Report on Form 10-K. Refer also “Outlook” in Part I, Item 2, above.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases by the Company of its common shares during the third quarter of 2009.

			Total Number	Maximum Number of
	Total Number	Average	of Shares Purchased	Shares That May Yet
	of Shares	Price Paid	as Part of Publicly	be Purchased Under
	Purchased	Per Share	Announced Plans	the Plans

Month:
July 2009	76,500	$8.5710	76,500	143,100
August 2009	—	—	—	143,100
September 2009	—	—	—	143,100

Total purchased	76,500	$8.5710	76,500

Item 6. Exhibits
Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: November 9, 2009	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President, and Chief Executive Officer

Date: November 9, 2009	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended September 30, 2009

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