Form 10-K
period 2009-12-31
BANK MUTUAL CORP
filed 2010-03-05
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐       No ☑
As of February 26, 2010, 45,474,835 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $8.72 last sale price on The NASDAQ Global Select Market on June 30, 2009, the last trading of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers and unallocated shares of the Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $374.4 million.

Part of Form 10-K Into Which
Documents Incorporated by Reference	Portions of Document are Incorporated

Proxy Statement for Annual Meeting of Shareholders on May 3, 2010	Part III

BANK MUTUAL CORPORATION
FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2009

Part I
Cautionary Statement
This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, and are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including high rates of unemployment and the significant instability in credit, lending, and financial markets; declines in the real estate market, which could affect both collateral values and loan activity; high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could adversely impact loan repayments and collection; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; increased competition and/or disintermediation within the financial services industry; the effects of further regulation and consolidation within the financial services industry; changes in regulators’ expectations for financial institutions’ capital levels; changes in tax rates, deductions and/or policies; changes in FDIC premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; demand for other financial services; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism. Refer to “Item 1A. Risk Factors,” below, as well as the factors discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion.
Item 1. Business
The discussion in this section should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and “Item 8. Financial Statements and Supplementary Data.”
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
Market Area
At December 31, 2009, the Company had 78 banking offices in Wisconsin and one in Minnesota. At June 30, 2009, the Company had a 1.65% market share of all deposits held by FDIC-insured institutions in Wisconsin. The Company is the fifth largest financial institution headquartered in Wisconsin, based on deposit market share.
The largest concentration of the Company’s offices is in the Milwaukee Metropolitan Statistical Area (“MSA”), the Racine MSA, and the Kenosha, Wisconsin, and Lake County, Illinois MSA. There are currently 26 offices in these MSAs. The Company has four offices in the Madison MSA, two offices in the Janesville/Beloit MSA, and six other offices in communities in east central Wisconsin.
The Company also operates 21 banking offices in northeastern Wisconsin, including the Green Bay MSA. Two of the offices in this region are near the Michigan border; therefore, the Company also draws customers from northern Michigan. Finally, the Company has 19 offices in northwestern Wisconsin, including the Eau Claire MSA, and one office in Woodbury, Minnesota, which is located near the Wisconsin state border on the eastern edge of the Minneapolis-St. Paul metropolitan area.
Competition
The Company faces significant competition in attracting deposits, making loans, and selling other financial products and services. Wisconsin has many banks, savings banks, savings and loan associations, and tax-exempt credit unions, which offer the same types of banking products and services as the Company. The Company also faces competition from other types of financial service companies, such as mortgage brokerage firms, finance companies, insurance companies, brokerage firms, and mutual funds. As a result of electronic commerce, the Company also competes with financial service providers outside of Wisconsin.
Many of the Company’s competitors have greater resources and/or offer services that the Company currently does not provide. For example, the Company does not offer trust services. However, the Company does offer mutual fund investments, tax-deferred annuities, credit life and disability insurance, property and casualty insurance, brokerage services, and investment advisory services through a subsidiary, BancMutual Financial & Insurance Services, Inc.
Lending Activities
General At December 31, 2009, the Company’s total loans receivable was $1.5 billion or 42.9% of total assets. The Company’s loan portfolio consists primarily of mortgage loans, which includes loans secured by one- to four-family residences, multi-family properties, and commercial real estate properties, as well as construction loans secured by the same types of properties. To a lesser degree, the loan portfolio includes consumer loans consisting principally of home equity lines of credit, fixed and adjustable rate home equity loans, student loans, and automobile loans. Finally, the Company’s loan portfolio also contains commercial business loans. The nature, type, and terms of loans originated or purchased by the Company are subject to federal and state laws and regulations. The Company has no significant concentrations of loans to particular borrowers or to borrowers engaged in similar activities. The Company’s real estate loans are primarily secured by properties located in its primary market areas, as previously described. For specific information related to the Company’s loans receivable for the periods covered by this report, refer to “Financial Condition—Loans Receivable” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Mortgage Lending The Company originates and purchases first mortgage loans secured by one- to four-family properties. At December 31, 2009, the Company’s portfolio of these types of loans was $656.0 million or 42.1% of its gross loans receivable. Most of these loans are owner-occupied; however, the Company also originates first mortgage loans secured by second homes, seasonal homes, and investment properties.

The Company originates primarily conventional fixed rate residential mortgage loans and adjustable rate residential mortgage (“ARM”) loans with maturity dates up to 30 years. Such loans generally are underwritten to Federal National Mortgage Association (“Fannie Mae”) standards. In general, ARM loans are retained by the Company in its loan portfolio. Fixed rate mortgage loans are generally sold in the secondary market without recourse, although the Company typically retains the servicing rights to such loans. From time-to-time, the Company may elect to retain in its loan portfolio conventional fixed rate loans with maturities of up to 15 years, as well as certain loans with maturities up to 30 years. As a result of market competition in recent years, the Company has generally not charged loan origination fees.
The Company also originates “jumbo single family mortgage loans” in excess of the Fannie Mae maximum loan amount, which was $417,000 for single family homes in 2009. Fannie Mae has higher limits for two-, three- and four-family homes. Beginning in 2006, the Company began to retain certain fixed rate jumbo mortgage loans in its portfolio. ARM jumbo mortgage loans are underwritten in accordance with the Company’s underwriting guidelines.
The Company also originates loans under programs administered by the State Veteran’s Administration (“State VA”), the Wisconsin Housing and Economic Development Authority (“WHEDA”), the U.S. Department of Agriculture (“USDA”) Guaranteed Rural Housing Program, and the Federal Housing Administration (“FHA”). Loans originated under State VA, WHEDA, and USDA programs are not held by the Company in its loan portfolio, although the Company retains the servicing rights for such loans. In the case of FHA loans, the Company receives a fee for its origination services, but does not retain the loan or the servicing rights. In 2008 WHEDA suspended its loan programs due to a lack of funding. However, in February 2010 WHEDA announced its intention to reinstate lending under its programs effective March 1, 2010.
From time-to-time the Company also originates fixed rate and adjustable rate mortgage loans under special programs for low- to moderate-income households and first-time home buyers. These programs are offered for Community Reinvestment Act (“CRA”) purposes and are retained by the Company in its loan portfolio. Among the features of these programs are lower down payments, no mortgage insurance, and generally less restrictive requirements for qualification compared to the Company’s conventional one- to four-family mortgage loans. These loans generally have maturities up to 30 years.
ARM loans pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers increase, which increases the potential for payment default. At the same time, the marketability and/or value of the underlying property may be adversely affected by higher interest rates. ARM loans originated by the Company are typically adjusted by a maximum of 200 basis points per adjustment period. The adjustments are usually annual, after the initial interest rate lock period. The Company originates ARM loans with lifetime caps set at 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. The Company does not offer ARM loans with negative amortization. The Company currently utilizes the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant maturity treasury index”) as the index to determine the interest rate payable upon the adjustment date of ARM loans. Some of the ARM loans are granted with conversion options that provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period early in the term (normally in the first five years) of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set to allow the Company to sell the loan into the secondary market upon conversion. The Company no longer originates ARM loans on an interest-only basis (whereby the borrower pays interest-only during the initial interest rate lock period). The Company’s remaining investment in interest-only ARM loans does not constitute a material portion of its overall loan portfolio.
The volume and types of ARM loans the Company originates have been affected by the level of market interest rates, competition, consumer preferences, and the availability of funds. ARM loans are susceptible to early prepayment during periods of lower interest rates as borrowers refinance into fixed rate loans.
Residential mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups, other referral sources, and residents of the local communities located in the Company’s primary market areas through its loan origination staff. The Company also advertises its residential mortgage loan products through local media, direct customer communications, and its website. Most residential mortgage loans are processed under the Fannie Mae alternative documentation programs. For alternative documentation loans, the Company requires applicants to complete a Fannie Mae loan application and requests income, asset and debt information from the borrower. In addition to obtaining outside vendor credit reports on all borrowers, the Company also looks at other information to ascertain the creditworthiness of the borrower. In most instances, the Company utilizes Fannie Mae’s Desktop Underwriter automated underwriting process. Loans that are processed under the alternative documentation program conform to secondary market standards and generally may be sold on the secondary market. Loans originated under Fannie Mae’ alternative documentation program should not be confused with “Alt-A” loans or “no documentation” loans (i.e., “no doc” loans). No doc loans, as the name implies, do not require verification of employment; instead, the customer’s stated income is used in the underwriting decision. The Company does not offer Alt-A or no doc loans, nor does it originate or purchase subprime loans.
The Company requires an appraisal of the real estate that secures a residential mortgage loan, which must be performed by a certified appraiser approved by the board of directors. Prior to 2009, however, the Company used a streamlined process in certain circumstances on existing mortgage loans that were refinanced or modified with the Company. In such instances, the Company relied on the original appraisal. A title insurance policy is required for all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest (except for interest-only ARM mortgage loans, which the Company no longer originates) as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers are also generally required to escrow in advance for real estate taxes. If borrowers with loans having a lower loan-to-value ratio want to handle their own taxes and insurance, an escrow waiver fee is charged. With respect to escrowed real estate taxes, the Company generally makes this disbursement directly to the borrower as obligations become due.
The Company’s staff underwriters review all pertinent information prior to making a credit decision on an application. All recommendations to deny are reviewed by a designated senior officer of the Company, in addition to staff underwriters, prior to the final disposition of the application. The Company’s lending policies generally limit the maximum loan-to-value ratio on single family mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property. This limit is lower for loans secured by two-, three-, and four-family homes. Loans above 80% loan-to-value ratios are subject to private mortgage insurance to reduce the Company’s exposure to less than 80% of value, except for certain low to moderate income loan program loans.
In addition to servicing the loans in its own portfolio, the Company continues to service most of the loans that it sells to Fannie Mae and other third-party investors (“loans serviced for others”). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making certain payments on behalf of borrowers. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2009, loans serviced for others amounted to $1.0 billion. These loans are not reflected in the Company’s Consolidated Statements of Financial Condition.
When the Company services loans for others, it is compensated through the retention of a servicing fee from borrowers’ monthly payments. The Company pays the third-party investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference, typically 25 basis points or more, is retained by the Company and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized mortgage servicing rights (“MSRs”). The Company also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds.
Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Company’s mortgage banking operations. For example, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will be partially offset by opposite changes in the amortization of the MSRs. These fluctuations are usually the result of actual loan prepayment activity and/or changes in management expectations for future prepayment activity, which impacts the amount of MSRs amortized in a given period. However, fluctuations in the recorded value of MSRs may also be caused by valuation adjustments required to be recognized under generally accepted accounting principles (“GAAP”). That is, the value of servicing rights may fluctuate because of changes in the future prepayment assumptions or discount rates used to periodically value the MSRs. Although management believes that most of the Company’s loans that prepay are replaced by new loans (thus preserving the future servicing cash flow), GAAP requires impairment losses resulting from a change in future prepayment assumptions to be recorded when the change occurs. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded under GAAP until the customer actually prepays the old loan and the new loan is sold in the secondary market. MSRs are particularly susceptible to impairment losses during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. Alternatively, in periods of increasing interest rates, during which prepayment activity typically declines, the Company could potentially recapture through earnings all or a portion of a previously established valuation allowance for impairment.
Consumer Loans At December 31, 2009, the Company’s portfolio of consumer loans was $275.5 million or 17.7% of its gross loans receivable. Consumer loans include fixed term home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, boat loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans, and to a lesser extent, unsecured consumer loans through credit card programs that are administered by third parties. In 2008 the Company ceased offering student loans through programs guaranteed by the federal government due to a lack of profitability. Student loans that continue to be held by the Company are administered by a third party.
The Company’s primary focus in consumer lending has been the origination of loans secured by real estate, which includes home equity loans, home improvement loans, and home equity lines of credit. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit score, verification of the value of the equity in the home, and verification of the borrower’s income. Home equity and home improvement loan originations are developed through the cross-sales to existing customers, advertisements in local media, the Bank’s website, and from time-to-time, direct mail.
The Company originates fixed rate home equity and home improvement term loans with combined loan-to-value ratios up to 89.9%. Pricing on fixed rate home equity and home improvement term loans is periodically reviewed by management. Generally, loan terms are in the three to fifteen year range in order to minimize interest rate risk. Prior to October 2009 the Company also originated variable rate home equity and home improvement term loans that had an initial fixed rate for one to three years then adjust annually or monthly depending upon the offering, with terms of up to 20 years. The Company discontinued offering variable rate home equity and home improvement term loans due to increased administrative burdens caused by changes in certain regulatory requirements.
The Company continues to originate home equity lines of credit. Home equity lines of credit are variable rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences and second homes. Current interest rates on home equity lines of credit are tied to the prime rate, adjust monthly after an initial interest rate lock period, and range from prime rate minus 26 basis points to prime rate plus 175 basis points, depending on the loan-to-value ratio. These loans generally have a floor of 4.99%, although loans with a combined loan-to-value ratio greater than 80% have a floor of 6.99%. Home equity line of credit loans are made for terms up to 10 years and require minimum monthly payments.
Prior to May 2006, the Company made indirect automobile, boat, and recreational vehicle loans through Savings Financial Corporation (“SFC”), a 50% owned subsidiary. Applications for these loans were taken by selected automobile dealerships on application forms approved by the Company. The Company discontinued such indirect loan originations as a result of the reduced profitability of these loans. The Company’s remaining investment in these types of loans does not constitute a material portion of its overall loan portfolio.
Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower’s continuing financial stability, more likely to be affected by adverse personal circumstances, and often secured by rapidly depreciating personal property such as automobiles. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. However, such risks are mitigated to some extent in the case of home equity loans and lines of credit. These types of loans are secured by a first or second mortgage on the borrower’s residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 89.9% of the property’s value at the time of the loan.
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

Multi-family and Commercial Real Estate Loans At December 31, 2009, the Company’s portfolio of multi-family and commercial real estate loans was $476.1 million or 30.6% of its gross loans receivable. The Company’s multi-family and commercial real estate loan portfolios consist of fixed rate and adjustable rate loans originated at prevailing market rates usually tied to various treasury indices. This portfolio generally consists of loans secured by apartment buildings, office buildings, warehouses, industrial buildings, and retail centers. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Loans originated with balloon maturities are generally amortized on a 25 to 30 year basis with a typical balloon term of 3 to 5 years.
Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property and the financial strength of the borrower. In most cases, the Company also obtains personal guarantees from the principals involved. The Company’s approval process includes a review of the other debt obligations and overall sources of flow available to the borrower and guarantors. The property’s net operating income must be sufficient to cover the payments relating to the outstanding debt. The Company generally requires an assignment of rents or leases to be assured that the cash flow from the property will be used to repay the debt. Appraisals on properties securing multi-family and larger commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $1.0 million, as well as all loans secured by certain properties that the Company considers to be “environmentally sensitive.” In addition, an annual review is performed on non-owner-occupied multi-family and commercial real estate loans over $1.0 million.
Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. In recent periods the Company has noted that borrowers’ problems in areas unrelated to the properties that secure the Company’s loans may have an adverse impact on such borrowers’ ability to comply with the terms of the Company’s loans.
The Bank’s largest individual multi-family and commercial real estate loans, as well as its largest individual construction and development and commercial business loans (described below), are substantially below the Bank’s legal lending limit to a single borrower, which was approximately $53.5 million at December 31, 2009. However, the Bank has an internal lending limit that is adjusted from time-to-time and which is substantially lower than its legal lending limit.
Construction and Development Loans At December 31, 2009, the Company’s portfolio of construction and development loans was $95.9 million or 6.2% of its gross loans receivable. These loans typically have terms of 18 to 24 months, are interest-only, and carry variable interest rates tied to the prime rate. Disbursements on these loans are based on draw requests supported by appropriate lien waivers. As a general matter, construction loans convert to permanent loans and remain in the Company’s loan portfolio upon the completion of the project. Development loans are typically repaid as the underlying lots or housing units are sold. Construction and development loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Company’s risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction, the estimated cost of construction, and the borrower’s ability to advance additional construction funds if necessary. In addition, in the event a borrower defaults on the loan during its construction phase, the construction project often needs to be completed before the full value of the collateral can be realized by the Company. Due to the economic environment, the Company suspended development lending in 2009, although it continues to engage in construction lending when the circumstances warrant. The Company is uncertain at this time when it will reinstate development lending.
Commercial Business Loans At December 31, 2009, the Company’s portfolio of commercial business loans was $52.2 million or 3.4% of its gross loans receivable. This portfolio consists of loans to businesses for equipment purchases, working capital term loans and lines of credit, debt refinancing, Small Business Administration (“SBA”) loans, and domestic standby letters of credit. Typically, these loans are secured by general business security agreements, owner-occupied real estate, and personal guarantees. The Company offers variable, adjustable, and fixed rate commercial business loans. The Company also has commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various indices. Fixed rate loans are priced at either a margin over the yield on U.S. Treasury issues with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period and line-of-credit commercial business loans generally have a term of one year and, in the case of small lines of credit, up to five years. All borrowers having an exposure to the Company of $500,000 or more are reviewed annually, unless it is an investment real estate loan at which point the annual review occurs for loans over $1.0 million.
Loan Approval Authority For one- to four-family residential loans intended for sale into the secondary market, the Company’s staff underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae Desktop Underwriter automated underwriting system up to the Fannie Mae conforming loan limits ($417,000 for single family residential units; higher limits for two-, three-, and four-family units). For residential loans intended to be held in the Company’s loan portfolio, staff underwriters are authorized to approve loans processed through the Fannie Mae’s automated underwriting system of $500,000 or less, provided the loan-to-value ratio is 80% or less (and up to 90% with mortgage insurance) and the loan meets other specific underwriting criteria. All other residential loan relationships must be approved by a senior officer of the Company.
From time-to-time the Company has delegated limited lending authority to third-party originators under the Company’s correspondent loan program whose loans are purchased by the Company. That approval is made in conjunction with the loan receiving an approval notification from the Fannie Mae or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) automated underwriting systems, as well as an approval notification from the correspondent’s underwriter. This lending authority is delegated only after the Company has reviewed the quality standards of a specified number of loan files submitted to the Company by the correspondent. For those correspondents that are granted delegated limited lending authority, the Company continues to select for quality review a sample of 20% of the loans submitted by the correspondent for purchase by the Company.
Consumer loan underwriters have individual approval authority for secured loans ranging from $25,000 to $150,000 provided that the loan-to-value ratio on real estate does not exceed 80%, or 90% on personal property, and that the loan meets other specific underwriting criteria. All other consumer loans must be approved by a senior officer. Consumer loan underwriters have individual approval authority for unsecured loans ranging from $10,000 to $25,000 provided the loan meets other specific underwriting criteria. All unsecured consumer loans in excess of $25,000, or not meeting specific underwriting criteria, must be approved by a senior officer.
Certain individual lenders and senior officers in the multi-family and commercial real estate department have lending authority of $500,000 or less for both existing and proposed construction of multi-family and commercial real estate properties. Two senior officers together have lending authority of $750,000 or less and three senior officers together have lending authority of $1,000,000 or less for multi-family and commercial real estate loans. All multi-family and commercial real estate loans over $1,000,000 require approval of the executive loan committee of the board of directors.
Individual lenders in the commercial banking department have individual lending authority ranging from $50,000 to $250,000 for secured commercial business loans and $10,000 to $25,000 for unsecured loans. Senior officers have individual lending authority of $250,000 or less for secured loans and $50,000 or less for unsecured loans. Two senior officers together have lending authority of $500,000 or less for secured commercial business loans and $150,000 or less for unsecured loans. Three senior officers together have lending authority of $1,000,000 or less for secured commercial business loans and $250,000 or less for unsecured loans. All secured business loans over $1,000,000, or unsecured loans over $250,000, require approval of the executive loan committee of the board of directors.
All loans approved by individuals and senior officers must be ratified by the executive loan committee of the board of directors at its next meeting following the approval.
Asset Quality
General The Company has policies and procedures in place to manage its exposure to credit risk related to its lending operations. As a matter of policy, the Company limits its lending to geographic areas in which it has substantial familiarity and/or a physical presence. Currently, this is limited to certain specific market areas in Wisconsin and contiguous states. In addition, from time-to-time the Company will prohibit or restrict lending in situations in which the underlying business operations and/or collateral exceed management’s tolerance for risk. For example, in 2008 the Company stopped making loans secured by hotels, motels, resort properties, restaurants, or bars.

The Company obtains appraisals or similar estimates of value prior to the origination of mortgage loans or other secured loans. It also manages its exposure to risk by regularly monitoring loan payment status, conducting periodic site visits and inspections, obtaining regular financial updates from large borrowers and/or guarantors, corresponding regularly with large borrowers and/or guarantors, and/or updating appraisals as appropriate, among other things. These procedures are emphasized when a borrower has failed to make scheduled loan payments, has otherwise defaulted on the terms of the loan agreement, or when management has become aware of a significant adverse change in the financial condition of the borrower, guarantor, or underlying collateral. These strategies, as well as a continued emphasis on quality loan underwriting, maintenance of sound credit standards for new loan originations, and annual evaluation of large credits have generally resulted in delinquency and non-performing asset ratios below the national average, although there can be no assurances that this will continue. For specific information relating to the Company’s asset quality for the periods covered by this report, refer to “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Delinquent Loans When a borrower fails to make required payments on a loan, the Company takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of one- to four-family mortgage loans, the Company’s loan servicing department is responsible for collection procedures from the 15th day of delinquency through the completion of foreclosure. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due with a second notice (in the form of a billing coupon) being sent before the payment becomes 30 days past due. Once the account is 30 days past due, the Company attempts telephone contact with the borrower. Letters are sent if contact has not been established by the 45th day of delinquency. On the 60th day of delinquency, attempts at telephone contact continue and stronger letters, including foreclosure notices, are sent. If telephone contact cannot be made, the Company sends either a qualified third party inspector or a loan officer to the property in an effort to contact the borrower. When contact is made with the borrower, the Company attempts to obtain full payment or work out a repayment schedule to avoid foreclosure of the collateral. Many borrowers pay before the agreed upon payment deadline and it is not necessary to start a foreclosure action. The collection procedures and guidelines as outlined by Fannie Mae, Freddie Mac, State VA, WHEDA, and Guaranteed Rural Housing are followed by the Company.
The collection procedures for consumer loans, excluding student loans, indirect consumer loans, and credit card loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. The Company attempts to make direct contact with a borrower once a loan becomes 30 days past due. If collection activity is unsuccessful, the Company may pursue legal remedies itself, refer the matter to legal counsel for further collection effort, seek foreclosure or repossession of the collateral (if any), or charge-off the loan. All student loans are serviced by a third party, which guarantees its servicing to comply with all U.S. Department of Education guidelines. The Company’s student loan portfolio is guaranteed under programs sponsored by the U.S. government. Credit card loans are serviced by a third party administrator and indirect consumer loans are serviced by SFC, a 50% owned subsidiary of the Bank.
The collection procedures for multi-family, commercial real estate, and commercial business loans include sending periodic late notices to a borrower once a loan is past due. The Company attempts to make direct contact with a borrower once a loan becomes 15 days past due. The Company’s managers of the multi-family and commercial real estate loan areas review loans 10 days or more delinquent on a regular basis. If collection activity is unsuccessful, the Company may refer the matter to legal counsel for further collection effort. After 90 days, loans that are delinquent are typically proposed for repossession or foreclosure. Legal action requires the approval of the executive loan committee of the board of directors.
In working with delinquent borrowers, if the Company cannot develop a repayment plan that substantially complies with the original terms of the loan agreement, the Company’s practice has been to pursue foreclosure or repossession of the underlying collateral. As a matter of practice, the Company does not restructure or modify troubled loans in a manner that results in a loss under accounting rules.
The Company’s policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on classified loans, delinquent loans, restructured or modified loans, allowance for loan losses, and foreclosed real estate.
Non-Accrual Policy With the exception of student loans that are guaranteed by the U.S. government, the Company generally stops accruing interest income on loans when interest or principal payments are 90 days or more in arrears or earlier when the timely collectibility of such interest or principal is doubtful. The Company designates loans on which it stops accruing income as non-accrual loans and generally, it establishes a reserve for outstanding interest that was previously credited to income. All loans that are greater than 90 days past due are considered to be impaired. The Company returns a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.
Foreclosed Properties and Repossessed Assets In the case of loans secured by real estate, foreclosure action generally starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer and the executive loan committee of the board of directors. If, based on this review, the Company determines that repayment of a loan is solely dependent on the liquidation of the collateral, the Company will typically seek the shortest redemption period possible, thus waiving its right to collect any deficiency from the borrower and/or guarantor. Depending on whether the Company has waived this right and a variety of other factors outside the Company’s control (including the legal actions of borrowers to protect their interests), an extended period of time could transpire between the commencement of a foreclosure action by the Company and its ultimate receipt of title to the property.
When the Company ultimately obtains title to the property through foreclosure or deed in lieu of foreclosure, it transfers the property to “foreclosed properties and repossessed assets,” which is a component of other assets on the Company’s Consolidated Statements of Financial Condition. In cases in which a borrower has surrendered control of the property to the Company or has otherwise abandoned the property, the Company may transfer the property to foreclosed properties as an “in substance foreclosure” prior to actual receipt of title.
Marketing of foreclosed real estate begins immediately following the Company taking title to the property. The marketing is usually undertaken by a realtor knowledgeable with the particular market. Mortgage insurance claims are filed if the loan had mortgage insurance coverage. The property is marketed after an appraisal is obtained and any mortgage insurance claims are filed.
Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, the Company carries foreclosed real estate at fair value less estimated selling costs (typically 5 to 10%). Foreclosed real estate is inspected periodically. Additional outside appraisals are obtained as deemed necessary. Additional write-downs may occur if the property value deteriorates further after it is acquired. These additional write-downs are charged to the Company’s results of operations as they occur.
In the case of loans secured by assets other than real estate, action to repossess the underlying collateral generally starts when the loan is between the 90th and 120th day of delinquency following review by management. The accounting for repossessed assets is similar to that described for real estate, above.
Loan Charge-Offs The Company typically records loan charge-offs at foreclosure, repossession, or liquidation and/or when the loan is otherwise deemed uncollectible. The amount of the charge-off will depend on the fair market value of the underlying collateral, if any, and may be zero if the fair market value exceeds the loan amount. All charge-offs are recorded as a reduction to allowance for loan losses. All charge-off activity is reviewed by the board of directors.
Allowance for Loan Losses The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and pools of homogenous loans, actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, peer comparisons, and other pertinent factors, including regulatory guidance and general economic conditions. For additional information relating to the Company’s allowance for loan losses for the periods covered by this report, refer to “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Determination of the allowance is inherently subjective as it requires significant management judgment and estimates, including the amounts and timing of expected future cash flows on impaired loans, the fair value of underlying collateral (if any), estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, increases in the Company’s multi-family, commercial real estate, construction and development, and commercial business loan portfolios, could result in a higher allowance for loan losses as these loans typically carry a higher risk of loss. Finally, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. One or more of these agencies, specifically the OTS, may require the Company to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Company’s results of operations. As a result of applying management judgment, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans or non-performing loans may decrease even though non-performing loans may increase.
Periodic adjustments to the allowance for loan loss are recorded through provision for loan losses in the Company’s Consolidated Statements of Income. Actual losses on loans are charged off against the allowance when the loan is deemed uncollectible. In the case of loans secured by real estate, this typically occurs when the Company receives title to the property as a result of a formal foreclosure proceeding, receipt of a deed in lieu of foreclosure, or when, in the judgment of management, an “in-substance foreclosure” has occurred. For loans that are not secured by real estate, charge-off typically occurs when the collateral is repossessed. Unsecured loans are charged off when the loan is determined to be uncollectible. Recoveries of loan amounts previously charged off are credited to the allowance as received. Management reviews the adequacy of the allowance for loan losses on a monthly basis. The board of directors review management’s judgments related to the allowance for loan loss on at least a quarterly basis.
The Company maintains general allowances for loan loss against certain homogenous pools of loans. These pools generally consist of smaller one- to four-family, multi-family, commercial real estate, consumer, and commercial business loans that do not warrant individual review due to their size (the review of large individual loans is discussed in the next paragraph). Certain of these pools, such as the one- to four-family and consumer loan pools, are further segmented according to the nature of the collateral that secures the loans. For example, the one- to four-family pool is segmented by original loan-to-value ratios. The consumer loan pool is segmented by collateral type, such as loans secured by real estate, loans secured by automobiles, and loans secured by other collateral. The various loan pools are further segmented by non-performing status and/or management’s internal risk rating of the loans. Management has developed factors for each pool or segment based on the historical loss experience of each pool or segment, recent delinquency performance, internal risk ratings, and consideration of current economic trends, in order to determine what it believes is an appropriate level for the general allowance. Given the significant amount of management judgment involved in this process there could be significant variation in the Company’s allowance for loan losses and provision for loan losses from period to period.
The Company maintains specific allowances for loan loss against certain large individual loans (generally loans greater than $500,000). The allowance for loan loss established against these loans is based on one of two methods: (1) the present value of the future cash flows expected to be received from the borrower, discounted at the loan’s effective interest rate, or (2) the fair value of the loan collateral, if the loan is considered to be collateral dependent. In the Company’s experience, loss allowances using the first method have been rare. In working with problem borrowers, if the Company cannot develop a repayment plan that substantially complies with the original terms of the loan agreement, the Company’s practice has been to pursue foreclosure or repossession of the underlying collateral. As a matter of practice, the Company does not restructure troubled loans in a manner that results in a loss under the first method. As a result, most loss allowances are established using the second method because the related loans have been deemed collateral dependent by management.
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
For collateral dependent loans, the Company records allowance for loan losses and related provisions on each loan for which it is determined that the fair value of the collateral is less than the carrying value of the loan balance. This is true regardless of whether the estimate of fair value is based on an updated appraisal or on an internal management assessment.
Investment Activities
General At December 31, 2009, the Company’s portfolio of securities available-for-sale was $1.5 billion or 42.2% of its total assets. The Company’s board of directors reviews and approves the Company’s investment policy on an annual basis. Senior officers, as authorized by the board of directors, implement this policy. The board of directors reviews investment activity on a monthly basis.
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
The Company’s investment policy allows the use of hedging instruments such as financial futures, options, forward commitments, and interest rate swaps, but only with prior approval of the board of directors. Other than forward commitments related to its sale of residential loans in the secondary market, the Company did not have any investment hedging transactions in place at December 31, 2009. The Company’s investment policy prohibits the purchase of non-investment grade bonds,although the Company may continue to hold investments that are reduced to less than investment grade after their purchase. The Company’s investment policy also prohibits any practice that the Federal Financial Institutions Examination Council (“FFIEC”) considers to be an unsuitable investment practice. The Company does not invest in mortgage-related securities secured by subprime loans. The Company classifies securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2009, all of the Company’s investment and mortgage-related securities were classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity.
Investment Securities At December 31, 2009, the Company’s portfolio of investment securities was $614.1 million or 41.5% of its total portfolio of available-for-sale securities. The Company’s investment securities consist principally of U.S. government and federal agency obligations and mutual funds. All of the Company’s mutual fund investments are permissible investments under its investment policy and applicable laws and regulations. For additional discussion related to certain of the Company’s mutual funds, refer to “Results of Operations—Non-Interest Income” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Mortgage-Related Securities At December 31, 2009, the Company’s portfolio of mortgage-related securities was $866.8 million or 58.5% of its total portfolio of available-for-sale securities. Mortgage-related securities consist principally of mortgage-backed securities (“MBSs”), real estate mortgage investment conduits (“REMICs”), and collateralized mortgage obligations (“CMOs”). Most of the Company’s mortgage-related securities are directly or indirectly insured or guaranteed by Freddie Mac, Fannie Mae, or the Government National Mortgage Association (“Ginnie Mae”). The remaining securities are investment-grade, private-label CMOs. Private-label CMOs generally carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by agencies of the U.S. Government. For additional discussion related to certain of the Company’s private-label CMOs, refer to

“Financial Condition—Securities Available-for-Sale” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Mortgage-related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-related securities are more liquid than individual mortgage loans.
In general, mortgage-related securities issued or guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans. While these securities carry a reduced credit risk as compared to private-label CMOs, they remain subject to the risk of a fluctuating interest rate environment and instability in related markets. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect the value of mortgage-related securities.
Deposit Liabilities
At December 31, 2009, the Company’s deposit liabilities were $2.1 billion or 60.9% of its total liabilities and equity. The Company offers a variety of deposit accounts having a range of interest rates and terms for both retail and business customers. The Company currently offers regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and certificates of deposit. The Company also offers IRA time deposit accounts and health savings accounts. When the Company determines its deposit rates, it considers rates offered by local competitors, rates on U.S. Treasury securities, rates on other sources of funds such as FHLB advances, and its deposit pricing model, which identifies the profitability of deposits at various price levels. For additional information, refer to “Financial Condition—Deposit Liabilities” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Company’s deposits are primarily obtained from the market areas surrounding its bank offices. The Company relies primarily on competitive rates, quality service, and long-standing relationships with customers to attract and retain these deposits. From time to time the Company has used third-party brokers and a nationally-recognized reciprocal deposit gathering network to obtain wholesale deposits. As of December 31, 2009, the Company did not have any brokered deposits outstanding and had less than $500,000 in wholesale deposits outstanding.
Borrowings
At December 31, 2009, the Company’s borrowed funds were $907.0 million or 25.8% of its total liabilities and equity. The Company borrows funds to finance its lending, investing, operating, and stock repurchase activities. Substantially all of its borrowings take the form of advances from the FHLB of Chicago and are on terms and conditions generally available to member institutions. The Company’s FHLB borrowings typically carry fixed rates of interest, have stated maturities, and are generally subject to significant prepayment penalties if repaid prior to their stated maturity. In addition, substantially all of the Company’s advances have redemption features that permit the FHLB of Chicago to redeem the advances at its option on a quarterly basis. The Company has pledged all of its one- to four-family mortgage loans and certain multi-family mortgage loans and available-for-sale securities as blanket collateral for these advances and future advances. For additional information, refer to “Financial Condition—Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Shareholders’ Equity
At December 31, 2009, the Company’s shareholders’ equity was $402.5 million or 11.5% of its total liabilities and equity. Although the Company is not required to maintain minimum capital at the consolidated level, the Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2009, the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional discussion relating to regulatory capital standards refer to “Regulation and Supervision of the Bank—Regulatory Capital Requirements” and “—Prompt Corrective Action,” below. For additional information related to the Company’s equity and the Bank’s regulatory capital for the periods covered by this report, refer to “Financial

Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”
The Company has paid quarterly cash dividends since its initial stock offering, which was in November 2000. However, there can be no assurance that the Company will be able to continue the payment of dividends in the future or that the level of dividends will not be reduced. The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Furthermore, the Company’s ability to pay dividends is highly dependent on the Bank’s ability to pay dividends to the Company. Banking regulators and lawmakers have become increasingly concerned with the levels of capital adequacy of financial institutions. Even though the Bank exceeds all current regulatory standards and believes that it is well capitalized, the regulators’ interpretation and enforcement of existing and new requirements may affect the level of capital required to be maintained by the Bank and/or the percentage of income that may be used for dividends to the Company. This may affect the Company’s ability to pay dividends to its shareholders. For additional information, refer to “Regulation and Supervision of the Bank—Dividend and Other Capital Distribution Limitations,” below.
From time to time, the Company repurchases shares of its common stock, and these repurchases have had the effect of reducing the Company’s capital; further repurchases will continue to have the same effect. The Company regularly reviews its capital position, market conditions, and the cost of funds to determine whether share repurchases are appropriate. However, as with the payment of dividends above, the repurchase of common stock is discretionary with the Company’s board of directors and will depend on a variety of factors, including market conditions for the Company’s stock, the financial condition of the Company and the Bank, and actions by banking regulators the affect the ability of the Bank to pay dividends to the parent company. The Company’s ability to repurchase its common stock may be affected by these actions. For additional information, refer to “Regulation and Supervision of the Bank—Dividend and Other Capital Distribution Limitations,” below.
Subsidiaries
BancMutual Financial & Insurance Services, Inc. (“BMFIS”), a wholly-owned subsidiary of the Bank, provides investment, brokerage, and insurance services to the Bank’s customers and the general public. Investment services include tax-deferred and tax-free investments, mutual funds, and government securities. Personal insurance, business insurance, life and disability insurance, mortgage protection products, and investment advisory services are also offered by BMFIS. Certain of BMFIS’s brokerage and investment advisory services are provided through an operating agreement with a third-party, registered broker-dealer.
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
Savings Financial Corporation (“SFC”) is 50% owned by the Bank and 50% owned by another financial institution. SFC was formed to originate, sell, and service indirect automobile, recreational vehicle, and boat loans. In 2006 the Bank discontinued the purchase of loans from SFC as a result of reduced profitability of these loans. The Bank intends to maintain its ownership in SFC until all of the indirect loans are paid off.
MC Development LTD (“MC Development”), a wholly-owned subsidiary of the Bank, is involved in land development and sales. It owns five parcels of undeveloped land totaling 15 acres in Brown Deer, Wisconsin. In addition, in 2004, MC Development established Arrowood Development with an independent third party to develop 318 acres in Oconomowoc, Wisconsin. In the initial transaction, the third party purchased approximately one-half interest in that land, all of which previously had been owned by MC Development. There are currently no efforts underway to further develop either of these two properties.
In addition, the Bank has four wholly-owned subsidiaries that are inactive, but are reserved for possible future use in related or other areas.

Employees
At December 31, 2009, the Company employed 717 full time and 98 part time associates. Management considers its relations with its associates to be good.
Regulation and Supervision
General
The Company is a Wisconsin corporation registered with the OTS as a unitary savings and loan holding company. The Company files reports with the OTS and is subject to regulation and examination by the OTS. As a Wisconsin corporation, the Company is subject to the provisions of the Wisconsin Business Corporation Law, and as a public company, it is subject to regulation by the SEC. The Bank is a federally-chartered savings bank and is also subject to OTS requirements as well as those of the FDIC. Any change in these laws and regulations, whether by the OTS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Bank, and the Company’s shareholders.
Certain current laws and regulations applicable to the Company and the Bank, as well as certain legislative and regulatory proposals, are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.
Recent Financial Stability Legislation and Other Proposals
In response to instability in the U.S. financial system, lawmakers and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.
In 2008 the U.S. Department of the Treasury (“Treasury”) established the Troubled Assets Relief Program (“TARP”) in an effort to restore confidence in the nation’s financial markets. As part of TARP, the Treasury created a voluntary Capital Purchase Program (“CPP”), under which it would purchase senior preferred equity shares of certain qualified financial institutions. In addition, in February 2009, the federal government announced a financial stability plan that, among other things, established a Capital Assistance Program (“CAP”) under which financial institutions could undergo comprehensive “stress tests” to evaluate their capital needs and their ability to absorb losses and continue lending; companies not passing such tests would receive access to Treasury funds to restore or maintain their capital bases, in exchange for preferred securities convertible to common equity. Due to the Company’s level of capitalization and overall financial and operating condition, the Company did not participate in the CPP or the CAP.
In recent months, new statutes, regulations and guidance have been proposed, many of which contain wide-ranging potential changes to the statutes and regulations governing financial institutions. Although it is impossible to predict which of these proposals, if any, may be adopted, there are currently several pending proposals that may affect the Company and the Bank, including the Consumer Financial Protection Agency Act of 2009, the Financial Stability Improvement Act of 2009, the Restoring American Financial Stability Act of 2009, the Wall Street Reform and Consumer Protection Act of 2009 and the Overdraft Protection Act of 2009.
Although the proposals are different in some important ways, they all would place additional regulatory burdens on financial institutions and/or alter the current regulatory structure. The proposals, collectively, include provisions that would, among other things, consolidate the OTS and other regulators into a National Bank Supervisor, create a Consumer Financial Protection Agency, create a systemic risk regulator, and/or subject financial institutions to both federal and state level regulation. In addition, the proposals could lead to heightened restrictions being placed upon institutions and activities that increase systemic risk. Such restrictions would likely relate to liquidity, capital, and leverage requirements. Finally, additional notification requirements and restrictions would likely be placed on the manner in which financial institutions operate their overdraft coverage programs. These proposed acts, or any other legislation ultimately enacted, could materially affect the Company, the Bank, and their operations and profitability by imposing additional regulatory burdens and costs and affecting the conduct of their business.

Regulation and Supervision of the Bank
General As a federally-chartered, FDIC-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the FDIC and depositors rather than the shareholders of the Company. This regulatory structure gives authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.
The OTS regularly examines the Bank and issues a report on its examination findings to the Bank’s board of directors. The Bank’s relationships with its depositors and borrowers are also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s loan documents.
The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers or acquisitions.
Regulatory Capital Requirements Although the Company itself is not required to maintain minimum capital at the consolidated level, OTS regulations require savings associations such as the Bank to meet three capital standards. The minimum standards are tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3% of adjusted total assets, and risk-based capital equal to at least 8% of total risk-weighted assets. These capital standards are in addition to the capital standards promulgated by the OTS under its prompt corrective action regulations and standards required by the FDIC.
Core capital is common shareholders’ equity, noncumulative perpetual preferred stock, related surplus, and non-controlling interests in the equity accounts of fully consolidated subsidiaries, non-withdrawable accounts and pledged deposits of mutual savings associations, and qualifying supervisory goodwill, less non-qualifying intangible assets, mortgage servicing rights, and investments in certain non-includable subsidiaries. In the Bank’s case, core capital is equal to tangible capital.
The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of at least 8% of risk-weighted assets. Risk-based capital is comprised of core and supplementary capital. Supplementary capital includes, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values, and the portion of the allowance for loan losses not designated for specific loan losses (the portion is limited to a maximum of 1.25% of risk-weighted assets). Overall, supplementary capital is limited to 100% of core capital. A savings association calculates its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.
OTS rules require a deduction from capital for institutions that have unacceptable levels of interest rate risk. The OTS calculates the sensitivity of an institution’s net portfolio value based on data submitted by the institution using the OTS’s interest rate risk measurement model. The amount of the interest rate risk component, if any, is deducted from an institution’s total capital in to determine if it meets its risk-based capital requirement.
The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2009, the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional information related to the Company’s equity and the Bank’s regulatory capital for the periods covered by this report, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”
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

	Total Capital to Risk	Tier 1 Capital to Risk	Tier 1 Capital to
Category:	Weighted Assets	Weighted Assets	Total Assets
Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4	%(1)
Under capitalized	< 8%	< 4%	< 4	%(2)
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized (3)

(1)	≥ 3% if the bank receives the highest rating under the uniform system.

(2)	< 3% if the bank receives the highest rating under the uniform system.

(3)	Tangible assets to capital of if equal to or less than 2%.
The severity of the action authorized or required under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. For example, all savings associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following the distribution, the savings association would be undercapitalized. The FDIC and the OTS may restrict the growth of a savings association’s assets. An undercapitalized savings association is required to file a capital restoration plan within 45 days of the date the savings association receives notice that it is within any of the three undercapitalized categories; the plan must be guaranteed by the holding company controlling the savings association. Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.
The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depository institution. If grounds exist for appointing a conservator or receiver, the FDIC may require the institution to issue additional debt or stock, sell assets, be acquired, or combine with another depository institution. The FDIC is also required to appoint a receiver or a conservator for a critically undercapitalized institution within 90 days after it becomes critically undercapitalized or to take other action that would better achieve the purposes of the prompt corrective action provisions. The alternative action can be renewed for successive 90-day periods, but if the institution continues to be critically undercapitalized for a specified period, a receiver generally must be appointed.
Dividend and Other Capital Distribution Limitations OTS regulations govern capital distributions by savings associations, which include cash dividends, stock repurchases, and certain other transactions charged against the capital account. A savings association must file an application with the OTS for approval of a capital distribution if (i) the total amount of capital distributions for the applicable calendar year exceeds the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years; (ii) the savings association would not be at least adequately capitalized following the distribution; (iii) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or (iv) the savings association is not eligible for expedited treatment of its filings.
In addition, even if an application is not required, a savings association must give the OTS notice at least 30 days before the board of directors declares a dividend or approves a capital distribution if the savings association is a subsidiary of a savings and loan holding company (as is the Bank), the savings association would not be well capitalized following the distribution, or the proposed distribution would affect capital in certain other ways.
The OTS may disapprove a notice or application if (i) the savings association would be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a any applicable statute, regulation, agreement or OTS-imposed condition.
The OTS has substantial discretion in making these decisions. While the Bank has received prior approval for dividends up to or in excess of 100% of net income, there can be no assurances that the OTS will continue to provide approval at that, or any other, level. For additional discussion related to the Company’s dividends and share repurchases, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Qualified Thrift Lender Test Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2009, and anticipates that it will maintain an appropriate level of mortgage-related investments (which must be at least 65% of portfolio assets) and will otherwise continue to meet the QTL test requirements. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business, and liquid assets not exceeding 20% of total assets. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.
Liquidity Standards Each federal savings association must maintain sufficient liquidity to ensure its safe and sound operations. Management of the Bank believes it has established policies, procedures, and practices to maintain sufficient liquidity to meet the Bank’s obligations and otherwise ensure its safe and sound operation.
Federal Home Loan Bank System The Bank is a member of the FHLB of Chicago, one of twelve regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its region. It is funded primarily from funds deposited by member financial institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB of Chicago.
As a member, the Bank must meet certain eligibility requirements and must purchase and maintain stock in the FHLB of Chicago in an amount equal to the greater of 1% of its mortgage-related assets at the most recent calendar year end, 5% of its outstanding advances from the FHLB of Chicago, or $500. At December 31, 2009, the Bank was in compliance with this requirement. The FHLB of Chicago also imposes limits advances made to member banks, which limitations relate to the amount and type of collateral, the amounts of advances, and other items.
Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), the Bank is a voluntary member of the FHLB of Chicago; however, withdrawal of membership is subject to approval under a consent order entered into by the FHLB of Chicago with its primary regulator. The FHLB of Chicago’s agreement with its primary regulator requires the FHLB of Chicago to, among other things, not pay dividends unless it meets certain capital requirements and receives prior permission from its regulator. The FHLB of Chicago has not paid dividends since 2007. Management is unable to determine at this time when, or if, the FHLB of Chicago will resume payment of dividends on its common stock. For additional discussion related to the Company’s investment in the common stock of the FHLB of Chicago, refer to “Financial Condition—Other Assets” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Deposit Insurance The deposit accounts held by customers of the Bank are insured by the FDIC up to maximum limits, as provided by law. Insurance on deposits may be terminated by the FDIC if it finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS (as the Bank’s primary regulator). The management of the Bank does not know of any practice, condition, or violation that might lead to termination of the Bank’s deposit insurance.
The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association poses to its deposit insurance funds. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categorizations based on the institution’s financial information. With respect to these three categorizations, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. The FDIC also assigns an institution to one of three supervisory sub-categorizations within each capital group. This assignment is based on a supervisory evaluation provided by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund.
An institution’s assessment rate depends on the capital categorizations and supervisory sub-categorizations to which it is assigned. Under the risk-based assessment system, there are then four assessment risk categories to which different assessment rates are applied. Assessment rates adopted in 2009 for deposit insurance currently range from seven basis points to 77.5 basis points, depending on the institution’s categories and type of deposits. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.
Under the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), the FDIC was granted broader authority to adjust insurance premium rates and more flexibility to establish the designated reserve ratio. FDIRA provided assessment credits to insured depository institutions that could be used to offset certain insurance assessments. Through the first quarter of 2009, the Bank was able to offset a substantial portion of its assessment as a result of these credits. The Bank’s credits then expired, which resulted in higher costs related to deposit insurance assessments in 2009.
In addition to increased assessments, in 2009 the FDIC also imposed a one-time special assessment against the insured deposits of financial institutions in order to bolster its reserves. As a result of these developments, as well as the expiration of the Bank’s premium credits, the Bank’s deposit insurance premiums increased significantly in 2009 compared to prior years. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Also, during the fourth quarter of 2009 the FDIC required insured institutions to prepay their estimated quarterly deposit insurance assessments for all of 2010, 2011 and 2012. Accordingly, in December 2009 the Company prepaid $12.5 million in deposit insurance premiums related to these periods. This prepaid amount was recorded as a component of other assets in the Company’s Consolidated Statements of Financial Condition. This amount will be charged to expense in future periods as the Company receives quarterly statements for FDIC deposit insurance assessments.
In 2008 the FDIC created the Transaction Account Guarantee Program (“TAGP”), which provides for full deposit insurance coverage for non-interest-bearing transaction deposit accounts, regardless of dollar amount through June 30, 2010. The Bank participates in this program, which did not have a material impact on the deposit premiums the Bank paid in 2009 and is not expected to have a material impact in 2010.
Transactions With Affiliates Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. Federal Reserve Board Regulation W comprehensively implements and interprets Sections 23A and 23B.
An affiliate is any company or entity that controls, is controlled by or is under common control with it. A subsidiary of a savings association that is not also a depository institution or a “financial subsidiary” under the GLB Act is not treated as an affiliate; however, the OTS may treat subsidiaries as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which an institution or a subsidiary may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings association’s capital stock and surplus, and limit all such transactions with all affiliates to 20% of such stock and surplus. All such transactions must be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a savings association to any of its affiliates must be secured by specified collateral amounts. In addition, any covered transaction by a savings association with an affiliate and any purchase of assets or services by an savings association from an affiliate must be on terms that are at least as favorable to the savings association as those that would be provided to a non-affiliate.
Acquisitions and Mergers Under the federal Bank Merger Act, any merger of the Bank with or into another institution would require the approval of the OTS, or the primary federal regulator of the resulting entity if it is not an OTS-regulated institution. Refer also to “Acquisition of Bank Mutual Corporation,” below.
Prohibitions Against Tying Arrangements Savings associations are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A savings association is prohibited, subject to exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor.
Uniform Real Estate Lending Standards The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for such extensions of credit. These policies must establish loan portfolio diversification standards, prudent underwriting standards that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:
•	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

•	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), 75%;

•	for loans for the construction of commercial, multi-family or other non-residential property, 80%;

•	for loans for the construction of one- to four-family properties, 85%; and

•	for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), 85%.
Although there is no supervisory loan-to-value limit for owner-occupied one- to four-family and home equity loans, the Interagency Guidelines provide that an institution should require credit enhancement in the form of mortgage insurance or readily marketable collateral for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination.
Community Reinvestment Act Under the Community Reinvestment Act (“CRA”), any insured depository institution, including the Bank, must, consistent with its safe and sound operation, help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.
Among other things, the CRA regulations contain an evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:
•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of making community development investments; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.
The CRA requires the OTS, in the case of the Bank, to provide a written evaluation of a savings association’s CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of the CRA rating. The Bank received a “satisfactory” overall rating in its most recent CRA examination.
Safety and Soundness Standards Each federal banking agency, including the OTS, has guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, customer privacy, liquidity, earnings, and compensation and benefits. The guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines also prohibit excessive compensation as an unsafe and unsound practice.
Loans to Insiders A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks (comparable to the limit applicable to the Bank’s loans). All loans by a savings association to all insiders and related interests in the aggregate may not exceed the savings association’s unimpaired capital and surplus. With certain exceptions, loans to an executive officer (other than loans for the education of the officer’s children and certain loans secured by the officer’s residence) may not exceed the greater of $25,000 or 2.5% of the savings association’s unimpaired capital and surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest be approved in advance by a majority of the board of directors of the savings association, without the vote of any interested director, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings association’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.
There is an exception for extensions of credit pursuant to a benefit or compensation plan of a savings association that is widely available to employees that does not give preference to insiders.
The Patriot Act The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) gives the federal government powers to address terrorist threats through enhanced domestic security measures and surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Through amendments to the Bank Secrecy Act, Title III of the Patriot Act encourages information sharing among regulatory agencies and law enforcement bodies. Provisions of Title III impose affirmative obligations on a range of financial institutions, including savings associations. Among other things, Title III of the Patriot Act imposes the following requirements on financial institutions:
•	Such institutions must establish anti-money laundering programs that include, at minimum; (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs, and (iv) an independent audit function to test the program.

•	Bank regulators, may issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Institutions that establish, maintain, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Institutions may not establish, maintain, administer or manage correspondent accounts for foreign shell banks and are subject to recordkeeping obligations relating to foreign bank correspondent accounts.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and bank merger applications.
Regulation and Supervision of the Company
Holding Company Regulation The Company is registered with the OTS as a unitary savings and loan holding company and is subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank and to monitor and regulate the Company’s capital and activities such as dividends and share repurchases that can affect capital.
The Company is limited to activities permissible for financial holding companies, which are activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.
Federal law prohibits a savings and loan holding company from acquiring control of another savings institution or holding company without prior written approval of the OTS. With some exceptions, it also prohibits the acquisition or retention of more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring an institution that is not federally-insured. In evaluating applications to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.
Federal Securities Laws The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act. As a publicly-traded company, the Company is also subject to legislation intended to strengthen the securities markets and public confidence in them, such as the Sarbanes-Oxley

Act of 2002, which was intended to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures under the securities laws, and which led to significant new disclosure and related requirements. Because some OTS accounting and governance regulations also refer to the SEC’s regulations, the Sarbanes-Oxley Act also affects the Bank.
Acquisition of Bank Mutual Corporation No person may acquire control of the Company (or the Bank) without first obtaining the approval of such acquisition by the OTS. Under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company must file a notice with the OTS. In addition, any person or group acting in concert seeking to acquire more than 25% of the Company’s common stock must obtain the prior approval of the OTS. The OTS generally has 60 days in which to act on such applications.
Federal and State Taxation
Federal Taxation The Company and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting. The federal income tax returns for the Company’s subsidiaries have been examined and audited or closed without audit by the Internal Revenue Service for tax years through 2007.
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
State Taxation Through 2008, the state of Wisconsin imposed a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding its Nevada subsidiaries. Under that law, the income of the Nevada subsidiaries was only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, effective January 1, 2009, Wisconsin law was amended to significantly restrict the tax benefits of out-of-state investment subsidiaries through the enactment of combined reporting legislation. As a result, the Company’s consolidated income tax group is subject to combined reporting, which will result in Wisconsin income taxes being imposed on the earnings of the Bank’s out-of-state investment subsidiaries beginning in 2009. For additional discussion regarding the impact of this change, refer to “Results of Operations—Income Tax Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also, refer to “Item 1A. Risk Factors,” for additional discussion.

Item 1A. Risk Factors
In addition to the discussion and analysis set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the cautionary statements set forth in “Item 1. Business,” the following risk factors should be considered when evaluating the Company’s results of operations, financial condition, and outlook.
The Global Credit Market Instability and Weak Economic Conditions May Significantly Affect the Company’s Liquidity, Financial Condition, and Earnings
Global financial markets recently have been, and continue to be, unstable and unpredictable, and economic conditions have been weak. Continued, and potentially increased, volatility, instability and weakness could affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. This instability also could affect the prices at which the Company could make any such sales, which could adversely affect its earnings and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause the Company to use deposits or other funding sources for such projects.
In addition, the instability of the markets and weakness of the economy could affect the strength of the Company’s customers or counterparties, their willingness to do business, and/or their ability to fulfill their obligations, which could further affect the Company’s earnings. Current conditions, including high unemployment, weak corporate performance, soft real estate markets, and the decline of home sales and property values, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing the Company’s mortgage loans, and borrowers’ ability to repay loan obligations, all of which could adversely impact the Company’s earnings and financial condition.
If the Company’s Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, the Company’s Earnings Could Decrease
The Company has policies and procedures in place to manage its exposure to risk related to its lending operations. These practices include, among other things, geographic limits; restrictions on lending in certain situations; underwriting practices; regularly monitoring loan payment status; and/or corresponding regularly with and obtaining regular financial updates from large borrowers and/or guarantors. However, despite these practices, the Company’s loan customers may not repay their loans according to the terms of the loans and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. Continued economic decline, including high unemployment rates and declining values of the collateral underlying loans, may affect borrowers’ ability to repay their loan obligations that could lead to increased loan losses or provisions. As a result, the Company may experience significant loan losses, including losses that may exceed the amounts established in the allowance for loan losses, which could have a material adverse effect on its operating results.
Further Declines in the Real Estate Values May Continue to Adversely Affect Collateral Values and the Company’s Profits
The Company’s market areas have generally experienced a decline in real estate values and an increase in non-residential tenant vacancies. These developments could affect the value of the collateral securing the Company’s mortgage loans. That decrease in value could in turn lead to increased losses on loans in the event of foreclosures. Increased losses would affect the Company’s loan loss allowance and may cause it to increase its provision for loan losses resulting in a charge to earnings.
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

Recent and Future Legislation and Rulemaking in Response to Market and Economic Conditions May Significantly Affect the Company’s Results of Operations and Financial Condition
Instability and volatility in the credit markets have led regulators and legislators to consider and/or adopt proposals that will significantly affect financial institutions and holding companies, including the Company. Legislation such as the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, as well as programs such as the Troubled Assets Relief Program, were adopted. Although designed to address capital and liquidity issues in the banking system, there can be no assurance as to the ultimate impact of these actions on financial markets. The failure of these actions could have a material, adverse effect on the Company’s business, financial condition, results of operations, access to credit or the value of the Company’s securities.
Current legislative proposals to reform the U.S. financial system may also affect the Company and the Bank. Pending legislation includes the Consumer Financial Protection Agency Act of 2009, the Financial Stability Improvement Act of 2009, the Restoring American Financial Stability Act of 2009, the Wall Street Reform and Consumer Protection Act of 2009, and the Overdraft Protection Act of 2009, among others. These legislative proposals, as well as future legislative and regulatory proposals, could, among other things, consolidate the OTS and other regulators into a National Bank Supervisor, create a Consumer Financial Protection Agency, create a systemic risk regulator, and/or subject financial institutions to both federal and state level regulation. In addition, the proposals could lead to heightened restrictions being placed upon institutions and activities that increase systemic risk. Finally, additional notification requirements and restrictions could be placed on the manner in which financial institutions operate their overdraft coverage programs. Additionally, higher taxes and/or special fees or assessments have been proposed to apply to some or all financial institutions, which could create a direct additional cost for the Company.
Also, the recent economic turmoil has resulted in periodic attempts by federal, state, and/or local governments to legislate foreclosure forbearance, forced loan modifications, “cram downs” of losses to lenders in bankruptcy proceedings, or “upkeep laws” for foreclosed properties. Such efforts, if successful, could lead to increased loan charge-offs or loan loss provisions and/or reduced income. These efforts could also adversely affect the value of certain mortgage-related securities not guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae, such as private-label CMOs.
The recently-enacted laws, proposed acts, taxes and fees, or any other legislation or regulations ultimately enacted, could materially affect the Company, the Bank and their operations and profitability by imposing additional regulatory burdens and costs and affecting the conduct of their business.
The Bank’s Ability to Pay Dividends to the Company Is Subject to Limitations That May Affect the Company’s Ability to Pay Dividends to Its Shareholders and Repurchase Its Stock
The Company is a separate legal entity from the Bank and engages in no substantial activities other than its ownership of the common stock of the Bank. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The availability of dividends from the Bank to the Company is limited by various statutes and regulations, including those of the OTS; as a result, it is possible, depending on the results of operations and the financial condition of the Bank and other factors, that the OTS could restrict the payment by the Bank of dividends or other capital distributions. If the Bank is required to reduce its dividends to the Company, or is unable to pay dividends at all, the Company may not be able to pay dividends to its shareholders at existing levels or at all and/or may not be able to repurchase its common stock.
Changes in the Financial Condition or Future Prospects of the FHLB of Chicago May Have an Adverse Impact on the Company’s Investment in FHLB Common Stock
The Company is a voluntary member of the FHLB of Chicago, and holds shares in the FHLB of Chicago as a condition of borrowing money from it. In 2007, the FHLB of Chicago was required to suspend payment of dividends on its stock. If there are any further developments that impair the value of the common stock of the FHLB of Chicago, the Company would be required to write down the value of the shares that it holds, which in turn could affect the Company’s net income and shareholders’ equity.
The Interest Rate Environment May Have an Adverse Impact on the Company’s Net Interest Income
Interest rates have been volatile in recent years, even though they were relatively stable in 2009. A volatile interest rate environment makes it difficult for the Company to coordinate the timing and amount of changes in the rates of interest it pays on deposits and borrowings with the rates of interest it earns on loans and securities. In addition, volatile interest rate environments cause corresponding volatility in the demand by individuals and businesses for the loan and deposit products offered by the Company. This volatility has a direct impact on the Company’s net interest income, and consequently, its net income. Future interest rates could continue to be volatile and management is unable to predict the impact such volatility would have on the net interest income and profits of the Company.
Changes in Market Interest Rates or Other Conditions May Have an Adverse Impact on the Fair Value of the Company’s Available-for-Sale Securities, Shareholders’ Equity, and Profits
GAAP requires the Company to carry its securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. When market rates of interest increase, the fair value of the Company’s securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. However, due to significant disruptions in global financial markets during 2008, this usual relationship was disrupted. Despite a declining interest rate environment during that period, certain of the Company’s available-for-sale securities declined in value, its private-label CMOs in particular. Although the value of these securities recovered somewhat in 2009, management expects continued volatility in the fair value of its private-label CMOs and is not able to predict when or if the fair value of such securities will fully recover.
In certain instances GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired (“OTTI”). In 2007 the Company recognized $1.2 million in OTTI losses on two mutual funds. The fair value of one of these funds declined by an additional $6.9 million in 2008 and by an additional $831,000 in the first quarter of 2009 that were deemed to be OTTI. Although the value of this mutual fund has recovered somewhat during the remainder of 2009, management expects continued volatility in the fair value of its mutual funds and is not able to predict when or if the fair value of such will fully recover.
Wisconsin Tax Developments Could Reduce the Company’s Net Income
Like many Wisconsin financial institutions, the Company has non-Wisconsin subsidiaries that hold and manage investment assets and loans, the income from which has not been subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue (the “Department”) previously instituted an audit program specifically aimed at out-of-state subsidiaries of Wisconsin banks. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries is taxable in Wisconsin. The Department is conducting audits of many Wisconsin banks; its audit of the Bank for tax years since 1997 has not yet been concluded, is not being actively pursued, and the Department has not asserted a claim against the Bank or its subsidiaries.
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
The Company has previously engaged in discussions with the Department and has asked the Department to consider some specific factors that the Company believes may distinguish it from many other institutions. However, the adoption of combined reporting in Wisconsin tax law, described in “Regulation and Supervision—Federal and State Taxation” in “Item 1. Business,” causes the settlement agreements between the Department and other banks to be inapplicable on a going-forward basis. For 2009 and going forward, the Bank’s Nevada subsidiaries are subject to Wisconsin tax. It is anticipated that the Department will continue to challenge the Bank’s treatment of its out-of-state investment subsidiaries for years prior to 2009, but it is not known whether the Department will continue to offer the same, if any, settlement terms.
Depending on the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for periods from 1997 through 2008, which could have a substantial negative impact on the earnings of the Company. The Company believes it has reported income and paid Wisconsin taxes in prior years in accordance with applicable legal requirements, and the Department’s long standing interpretations thereof, and that the Company would likely prevail against the Department should it attempt to tax the income of the Company’s out-of-state subsidiaries in Wisconsin in those years. However, management can provide no assurances of this result. The Company also may incur further costs in the future to address these issues.

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
FDIC Increases in Deposit Insurance Premiums Have Raised the Company’s Expenses
In 2009 the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance, imposed a special assessment, and required financial institutions to prepay assessments for all of 2010, 2011, and 2012. These measures were partly in response to the high level of recent bank failures that caused an increase in FDIC resolution costs and a reduction in the deposit insurance fund. These increases and assessments, as well as possible future increases or special assessments, adversely affect the earnings of the Company and/or the Bank.
The Company’s Ability to Grow May Be Limited if It Cannot Make Acquisitions
The Company will continue to seek to expand its banking franchise by opening new offices, growing internally, and acquiring other financial institutions or branches and other financial services providers. The Company’s ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring, and integrating those institution or branches. The Company has not made any acquisitions in recent years, as management has not identified acquisitions for which it was able to reach an agreement on terms management believed were appropriate and/or that met its acquisition criteria. The Company cannot provide any assurance that it will be able to generate internal growth, identify attractive acquisition candidates, make acquisitions on favorable terms, or successfully integrate any acquired institutions or branches.
The Company Has Significant Intangible Assets That It May Need to Write Off (Expense) in the Future
The Company has $52.6 million in goodwill and $1.4 million in other intangible assets (consisting entirely of deposit-based intangible) as of December 31, 2009. The Company continues to amortize its deposit-based intangible over seven to fifteen years. The Company analyzes goodwill for impairment on an annual basis or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. The Company analyzes its deposit-based intangible when facts and circumstances indicate it may be impaired. At some point in the future, the Company’s goodwill and/or deposit-based intangible could become impaired and it would need to write them off as a reduction to earnings in the period in which they became impaired.
The Company Depends on Certain Key Personnel and the Company’s Business Could Be Harmed by the Loss of Their Services
The Company’s success depends in large part on the continued service and availability of its management team, and on its ability to attract, retain and motivate qualified personnel. The competition for these individuals can be significant, and the loss of key personnel could harm the Company’s business. The Company cannot provide assurances that it will be able to retain existing key personnel or attract additional qualified personnel.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company and its subsidiaries conduct their business through an executive office and 79 banking offices, which had an aggregate net book value of $51.7 million as of December 31, 2009. As of December 31, 2009, the Company owned the building and land for 68 of its property locations and leased the space for 12. In addition, the Company purchased two new office locations in late 2009 and expects to relocate two existing offices to these new locations in the first quarter of 2010. One of the current locations is leased month-to-month by the Company; the other current location is owned by the Company.
The Company also owns 15 acres of undeveloped land in a suburb of Milwaukee, Wisconsin, through its MC Development subsidiary, as well as 318 acres of undeveloped land in another community located near Milwaukee through MC Development’s 50% ownership in Arrowood Development. The net book value of these parcels of land was $7.2 million at December 31, 2009.

Item 3. Legal Proceedings
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that these routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition, results of operations, and cash flows.

Item 4. Reserved
This item is not used.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters’ and Issuer Purchase of Equity Securities
The common stock of the Company is traded on The NASDAQ Global Select Market under the symbol BKMU.
As of February 26, 2010, there were 45,474,835 shares of common stock outstanding and approximately 5,200 shareholders of record.
The Company paid a total cash dividend of $0.34 per share in 2009. A cash dividend of $0.07 per share was paid on March 1, 2010, to shareholders of record on February 11, 2010. For additional discussion relating to the Company’s dividends, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company anticipates that it will continue to pay quarterly cash dividends on its common stock, although there can be no assurance that payment of such dividends will continue or that they will not be reduced. The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Company’s common stock. Refer also to “Item 1. Business—Regulation and Supervision” regarding regulatory limitations on the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company to its shareholders.
The high and low trading prices of the Company’s common stock from January 1, 2008, through December 31, 2009, by quarter, and the dividends paid in each quarter, were as follows:

	2009 Stock Prices		2008 Stock Prices		Cash Dividends Paid
	High	Low	High	Low	2009	2008
1st Quarter	$11.56	$7.06	$12.32	$10.05	$0.09	$0.09
2nd Quarter	10.81	8.60	11.51	10.04	0.09	0.09
3rd Quarter	10.07	8.32	14.25	9.60	0.09	0.09
4th Quarter	8.84	6.88	12.00	8.62	0.07	0.09

				Total	$0.34	$0.36

During the first two months of 2010, the trading price of the Company’s common stock ranged between $5.98 to $7.21 per share, and closed on February 26, 2010, at $6.49 per share.
During 2009, the Company repurchased 1.7 million shares of its common stock at an average price of $8.30 per share. The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2009.

			Total Number	Maximum Number of
	Total Number	Average	of Shares Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
October 1 to 31, 2009	85,400	$7.21	85,400	57,700
November 1 to 30, 2009	294,545	6.97	267,400	790,300 (1)
December 1 to 31, 2009	99,500	7.01	99,500	690,800 (2)

Total purchased	479,445	$7.02	452,300

(1)	Reflects the impact of 1.0 million shares approved for repurchase by the Company’s board of directors on November 3, 2009.

(2)	Since February 8, 2010, no shares remained to be repurchased under the authorization approved on November 3, 2009.
The shares not purchased as part of the publicly announced program were existing owned shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with the exercise of stock options under the Company’s 2001 Stock Incentive Plan. The “price” used for these purposes is the fair market value of those shares on the date of purchase. For additional discussion relating to the Company’s repurchase of its common stock, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index (“NASDAQ Composite Index”) and the NASDAQ Stock Market Bank Index. The graph assumes that $100 was invested on December 31, 2004, in Company common stock and each of those indices.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Bank Mutual Corporation	100.00	89.07	104.24	93.69	105.81	66.17
NASDAQ Composite Index	100.00	102.14	112.19	121.68	58.64	84.28
NASDAQ Bank Index	100.00	97.69	109.64	86.90	63.36	53.09

Item 6. Selected Financial Data
The following table provides selected financial data for the Company for its past five fiscal years. The data is derived from the Company’s audited financial statements, although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands, except number of shares and per share amounts)
Selected financial condition data:
Total assets	$3,512,064	$3,489,689	$3,488,046	$3,451,385	$3,431,377
Loans receivable, net	1,506,056	1,829,053	1,994,556	2,024,325	1,990,492
Loans held-for-sale, net	13,534	19,030	7,952	3,787	2,312
Securities available-for-sale:
Investment securities	614,104	419,138	99,450	48,290	63,361
Mortgage-related securities	866,848	850,867	1,099,922	1,064,851	1,087,816
Foreclosed and repossessed assets	17,689	4,768	3,687	1,231	708
Goodwill	52,570	52,570	52,570	52,570	52,570
Mortgage servicing rights	6,899	3,703	4,708	4,653	4,771
Other intangible assets	1,405	1,809	2,428	3,089	3,750
Deposit liabilities	2,137,508	2,128,277	2,093,453	2,149,523	2,084,351
Borrowings	906,979	907,971	912,459	705,025	765,796
Shareholders’ equity	402,477	399,611	430,035	533,779	544,374
Tangible shareholders’ equity (1)	349,067	345,959	346,011	379,359	489,557
Number of shares outstanding, net of treasury stock	46,165,635	47,686,759	49,834,756	60,277,087	62,325,268
Book value per share	$8.72	$8.38	$8.63	$8.86	$8.73
Tangible shareholders’ equity per share (1)	$7.56	$7.25	$7.55	$7.95	$7.85

	For the Year Ended December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Selected operating data:
Total interest income	$151,814	$177,556	$183,001	$174,404	$164,871
Total interest expense	83,784	104,191	113,771	99,091	77,231

Net interest income	68,030	73,365	69,230	75,313	87,640
Provision for (recovery of) loan losses	12,413	1,447	(272)	632	541

Net interest income after provision for loan losses	55,617	71,918	69,502	74,681	87,099
Total non-interest income	30,985	17,708	20,428	17,035	16,780
Total non-interest expense	67,459	63,377	63,543	61,311	60,837

Income before income taxes	19,143	26,250	25,995	30,405	43,042
Income tax expense	5,418	9,094	8,892	9,808	15,016

Net income before non-controlling interest	13,725	17,155	17,495	20,597	28,026
Net loss (income) attributable to non-controlling interest	—	1	(392)	—	—

Net income	$13,725	$17,156	$17,103	$20,597	$28,026

Earnings per share-basic	$0.29	$0.36	$0.32	$0.35	$0.44
Earnings per share-diluted	$0.29	$0.35	$0.31	$0.34	$0.43
Cash dividends paid per share	$0.34	$0.36	$0.33	$0.29	$0.25

(1)	This is a non-GAAP measure. Tangible shareholders’ equity is total shareholders’ equity minus goodwill and other intangible assets (net of deferred taxes, which are immaterial).

	At or For the Year Ended December 31
	2009	2008	2007	2006	2005

Selected financial ratios:
Net interest margin (2)	2.09%	2.21%	2.09%	2.27%	2.64%
Net interest rate spread	1.82	1.85	1.59	1.74	2.17
Return on average assets	0.39	0.48	0.49	0.59	0.80
Return on average shareholders’ equity	3.40	4.15	3.57	3.89	4.84
Efficiency ratio (3)	73.12	68.71	69.92	66.89	59.28
Non-interest expense as a percent of adjusted average assets	1.93	1.79	1.81	1.77	1.74
Shareholders’ equity to total assets	11.39	11.45	12.33	15.47	15.86
Tangible shareholders’ equity to adjusted total assets (4)	10.09	10.07	10.95	14.11	14.50

Selected asset quality ratios:
Non-performing loans to loans receivable, net	2.83%	1.81%	0.65%	0.72%	0.29%
Non-performing assets to total assets	1.72	1.08	0.48	0.46	0.19
Allowance for loan losses to non-performing loans	39.99	36.89	90.98	86.74	207.23
Allowance for loan losses to total loans receivable, net	1.13	0.67	0.59	0.62	0.61
Charge-offs to average loans	0.45	0.05	0.03	0.01	0.12

(2)	Net interest margin is calculated by dividing net interest income by average earnings assets.

(3)	Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

(4)	This is a non-GAAP measure. The ratio is calculated by dividing total shareholders’ equity less intangible assets (net of deferred taxes) divided by total assets less intangible assets (net). Intangible assets consist of goodwill and other intangible assets. Deferred taxes have been established only on other intangible assets and are immaterial in amount.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” as well as “Item 1. Business” and “Item 1A. Risk Factors.”
Results of Operations
Overview The Company’s net income for the years ended December 31, 2009, 2008, and 2007, was $13.7 million, $17.2 million, and $17.1 million, respectively. These amounts represented returns on average assets of 0.39%, 0.48%, and 0.49%, respectively, and returns on average equity of 3.40%, 4,15%, and 3.57%, respectively. Diluted earnings per share during these periods were $0.29, $0.35, and $0.31, respectively.
The Company’s earnings performance in 2009 was impacted by the following unfavorable developments compared to 2008:
•	an $11.0 million or 758% increase in provision for loan losses;

•	a $5.3 million or 7.3% decrease in net interest income;

•	a $2.7 million or 817% increase in regular FDIC insurance premiums;

•	a $1.6 million non-recurring special assessment from the FDIC; and

•	a $1.2 million or 15.4% decrease in other non-interest income.
These unfavorable developments were partially offset by the following favorable developments in 2009 compared to 2008:
•	a $7.9 million increase in gain on investments compared to a loss in 2008;

•	a $7.0 million or 332% increase in gain on loan sales activities;

•	a $1.9 million decrease in income tax expense (excluding consideration of the tax benefit, below) due to lower pre-tax income; and

•	a $1.8 million one-time tax benefit recorded against income tax expense as a result of a change in Wisconsin tax law.
The Company’s earnings performance in 2008 compared to 2007 benefited from a $4.1 million or 6.0% increase in net interest income that was substantially offset by the following unfavorable developments:
•	a $1.7 million increase in provision for loan losses compared to a recovery in 2007;

•	a $1.0 million or over 100% decrease in net loan related fees and servicing revenue;

•	a $881,000 or 10.4% decrease in other non-interest income; and

•	a net gain of $585,000 on the sale of undeveloped land in 2007 compared to no gain or loss in 2008.
The following paragraphs discuss these developments in greater detail, as well as other changes in the components of net income during the years ended December 31, 2009, 2008, and 2007.
Net Interest Income Net interest income decreased by $5.3 million or 7.3% during the twelve months ended December 31, 2009, compared to the same period in 2008. This decrease was due to a $66.9 million or 2.0% decline in average interest-earning assets, as well as a three basis point decline in net interest rate spread. The decline in average interest-earning assets in 2009 was due to the combined effects of a historically low interest rate environment and the economic recession. During 2009 lower interest rates encouraged many home owners to refinance adjustable rate mortgages and home equity loans and lines of credit, which the Company typically retains in its loan portfolio, into fixed rate mortgage loans, which the Company typically sells in the secondary market. In addition, due to the economic recession, the Company experienced a decline in demand for multi-family, commercial real estate, commercial business, and other consumer loans. As a result of these developments, the Company’s average loan portfolio decreased by $203.5 million or 10.8% during the twelve months ended December 31, 2009. This decrease was offset in part by an increase in average available-for-sale securities and average overnight investments. The remaining decrease was used to facilitate a $36.8 million or 1.8% decrease in average deposit liabilities during 2009. During the year the Company aggressively reduced the rates it offers on certificates of deposits and certain other deposit accounts in order to manage the liquidity generated from the decline in its loan portfolio. As a result of these efforts, the average cost of the Company’s interest-bearing deposit liabilities declined from 3.15% in 2008 to 2.21% in 2009. However, this improvement was offset by a lower average yield on the Company’s interest-earning assets in 2009 compared to 2008. This development was caused by a generally lower interest rate environment in 2009 compared to 2008, as well as the aforementioned increase in overnight investments and available-for-sale securities, which typically carry lower yields than the Company’s loan portfolio. As a result of these developments, the Company’s net interest rate spread declined by three basis points, from 1.85% in 2008 to 1.82% in 2009.
Net interest income increased by $4.1 million or 6.0% in 2008 compared to 2007. Net interest income in 2008 was favorably impacted by a 26 basis point improvement in net interest rate spread, which increased from 1.59% in 2007 to 1.85% in 2008. This improvement was primarily attributable to a declining interest rate environment during 2008 that resulted in a larger decline in the cost of the Company’s liabilities than it did in the yield on its interest-earning assets. Also contributing to the increase in net interest income in 2008 was a modest increase in average interest-earning assets relative to 2007. These developments were partially offset by a decrease in 2008 in the ratio of average interest-earning assets to average interest-bearing liabilities relative to 2007, which was primarily caused by the Company’s stock repurchases. Stock repurchases reduce shareholders’ equity (which is non-interest bearing) by means of either an increase in interest-bearing liabilities or a reduction in interest-earning assets, thereby reducing the net interest margin. Also affecting the comparison of net interest income between 2008 and 2007 was the inclusion in 2007 of $1.0 million in dividend income from Company’s investment in the common stock of the FHLB of Chicago. The FHLB of Chicago suspended dividends on its common stock in 2007.

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

	Years ended December 31
	2009				2008				2007
			Interest	Avg.			Interest	Avg.			Interest	Avg.
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable, net (1)	$1,688,906		$95,802	5.67%	$1,892,397		$113,635	6.00%	$2,016,225		$123,141	6.11%
Mortgage-related securities	946,142		37,734	3.99	959,574		45,535	4.75	1,130,780		52,518	4.64
Investment securities (2)	458,311		18,199	3.97	344,533		16,041	4.66	118,625		4,871	4.11
Interest-earning deposits	162,864		79	0.05	54,666		764	1.40	9,186		430	4.68
Federal funds sold	—		—	0.00	71,934		1,581	2.20	39,596		2,041	5.15

Total interest-earning assets	3,256,223		151,814	4.66	3,323,104		177,556	5.34	3,314,412		183,001	5.52

Non-interest-earning assets	236,158				214,682				197,212

Total average assets	$3,492,381				$3,537,786				$3,511,624

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$199,012		181	0.09	$190,271		609	0.32	$194,887		924	0.47
Money market accounts	330,506		2,795	0.85	336,208		8,245	2.45	267,338		8,500	3.18
Interest-bearing demand accounts	184,077		121	0.07	170,700		376	0.22	161,652		351	0.22
Certificates of deposit	1,304,814		41,471	3.18	1,358,021		55,459	4.08	1,381,480		66,236	4.79

Total deposit liabilities	2,018,409		44,568	2.21	2,055,200		64,689	3.15	2,005,357		76,011	3.79
Advance payment by borrowers for taxes and insurance	19,172		11	0.06	18,549		18	0.10	19,493		22	0.11
Borrowings	907,443		39,205	4.32	910,542		39,484	4.34	869,110		37,738	4.34

Total interest-bearing liabilities	2,945,024		83,784	2.84	2,984,291		104,191	3.49	2,893,960		113,771	3.93

Non-interest-bearing liabilities:
Non-interest-bearing deposits	91,147				89,590				92,810
Other non-interest-bearing liabilities	52,412				50,268				45,853

Total non-interest-bearing liabilities	143,559				139,858				138,663

Total liabilities	3,008,583				3,124,149				3,032,623
Total equity	403,798				413,637				479,000

Total average liabilities and equity	$3,492,381				$3,537,786				$3,511,624

Net interest income and net interest rate spread			$68,030	1.82%			$73,365	1.85%			$69,230	1.59%

Net interest margin				2.09%				2.21%				2.09%

Average interest-earning assets to interest-bearing liabilities	1.11	x			1.11	x			1.15	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock is included in investment securities.

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

	Year Ended December 31, 2009,
	Compared to Year Ended December 31, 2008
	Increase (Decrease)
	Volume	Rate	Net

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(11,815)	$(6,018)	$(17,833)
Mortgage-related securities	(602)	(7,199)	(7,801)
Investment securities	4,760	(2,602)	2,158
Interest-earning deposits	533	(1,218)	(685)
Federal funds sold	(791)	(790)	(1,581)

Total interest-earning assets	(7,915)	(17,827)	(25,742)

Interest-bearing liabilities:
Savings deposits	29	(457)	(428)
Money market deposits	(138)	(5,312)	(5,450)
Interest-bearing demand deposits	27	(282)	(255)
Certificates of deposit	(2,099)	(11,889)	(13,988)
Advance payment by borrowers for taxes and insurance	1	(8)	(7)
Borrowings	(134)	(145)	(279)

Total interest-bearing liabilities	(2,314)	(18,093)	(20,407)

Net change in net interest income	$(5,601)	$266	$(5,335)

	Year Ended December 31, 2008,
	Compared to Year Ended December 31, 2007
	Increase (Decrease)
	Volume	Rate	Net

	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(7,368)	$(2,138)	$(9,506)
Mortgage-related securities	(8,153)	1,170	(6,983)
Investment securities	10,444	726	11,170
Interest-earning deposits	822	(488)	334
Federal funds sold	1,106	(1,566)	(460)

Total interest-earning assets	(3,149)	(2,296)	(5,445)

Interest-bearing liabilities:
Savings deposits	(22)	(293)	(315)
Money market deposits	1,924	(2,179)	(255)
Interest-bearing demand deposits	20	5	25
Certificates of deposit	(1,108)	(9,669)	(10,777)
Advance payment by borrowers for taxes and insurance	(1)	(3)	(4)
Borrowings	1,798	(52)	1,746

Total interest-bearing liabilities	2,611	(12,191)	(9,580)

Net change in net interest income	$(5,760)	$9,895	$4,135

Provision for (Recovery of) Loan Losses The Company’s provision for (recovery of) loan losses was $12.4 million, $1.4 million, and $(272,000) during the years ended December 31, 2009, 2008, and 2007, respectively. During 2009 the Company recorded a $2.2 million loss provision against a $9.1 million loan secured by a completed condominium development project. This loss was based on an updated independent appraisal management received during 2009 and was in addition to $1.3 million that had been established against this loan in 2008. During 2009 the Company transferred this loan to foreclosed real estate, net of its entire loss allowance of $3.4 million, which was charged off. Foreclosed real estate is a component of other assets in the statement of financial condition. In addition, during the fourth quarter of 2009 the Company recorded a $2.1 million loss provision against five loans to related borrowers that aggregated $9.5 million. These loans are secured by an office building, two apartment complexes, and developed land. Although three of these loans aggregating $6.7 million were performing in accordance with their loan terms as of December 31, 2009, they are cross-collateralized with the two remaining loans that were classified as non-performing as of that date. During 2009 the Company determined that it was probable that these loans will become collateral dependent and that, due to the cross-collateralization, it was prudent to establish a provision for loan loss on the entire loan relationship. This loss, which was based on an internal management evaluation of the original appraisal, was in addition to $500,000 that was recorded against one of these loans in an earlier year. Also during 2009 the Company recorded a $1.9 million loss provision against a $4.5 million loan secured by a multi-tenant office building that defaulted during the year and which management determined was collateral dependent. The loss was based on an independent appraisal.
In addition to the developments described above, during 2009 the Company recorded $3.3 million in loss provisions against five loans to unrelated borrowers that had an aggregate balance of $10.8 million. These loans, which were secured by an apartment complex and office and retail buildings, were also determined by management to be collateral dependent. The losses were based primarily on updated independent appraisals that management received during the year. In one instance, however, the loss was based on an internal management evaluation of the original appraisal. Two of these loans with an aggregate balance of $5.7 million were transferred to foreclosed real estate during 2009, net of an aggregate loss allowance of $2.1 million, which was charged off.
Finally, during 2009 the Company also recorded $1.1 million in loss provisions on a number of smaller commercial real estate and commercial business loans and $546,000 on one- to four-family and consumer loans, as well as $1.3 million in additional loss provisions to reflect management’s general concerns regarding continued deterioration in economic conditions, declines in real estate values, and a general increase in stressed loans in the Company’s loan portfolio.
The Company’s provision for loan losses in 2008 consisted primarily of the $1.3 million loss on the completed condominium development project described above. The $272,000 net recovery in 2007 was due to a $1.3 million recovery of a loss on a commercial business loan that had been recognized in a year prior to 2007.
Refer to “Financial Condition—Asset Quality” and “Critical Accounting Policies,” below, as well as “Item 1. Business—Asset Quality,” above, for additional discussion related to the Company’s provision for (recovery of) loan losses, allowance for loan losses, asset quality, and related policies and procedures.
Non-Interest Income Total non-interest income for the years ended December 31, 2009, 2008, and 2007, was $31.0 million, $17.7 million, and $20.4 million, respectively. The following paragraphs discuss the principal components of non-interest income and primary reasons for their changes from 2008 to 2009, as well as 2007 to 2008.
Net gain (loss) on investments in 2009 was $6.8 million compared to $(1.2) million during both 2008 and 2007. Results in these years included $831,000, $6.9 million, and $1.2 million, respectively, in OTTI charges related to one of the Company’s mutual fund investments. This mutual fund invests primarily in mortgage-related securities, none of which are secured by sub-prime mortgages, but a portion of which are secured by interest-only mortgages, option-payment mortgages, and other “Alt-A” mortgages. As a result of an increase in the fair value of this mutual fund, an additional impairment has not been recorded on this investment since the first quarter of 2009. Given the uncertainty that exists in the markets for investments secured by these types of loans, as well as the possibility of continued deterioration in the performance of these types of loans, the Company may be required to record future impairment charges against this investment, although there can be no assurances. This investment had a carrying value of $21.7 million at December 31, 2009, which included an unrealized gain of $831,000 based on the mutual fund’s fair value as of that date. This unrealized gain was recorded in accumulated other comprehensive income (net of related taxes), which is a component of shareholders’ equity.
Also included in net gain (loss) on investments in 2008 was a $1.4 million impairment loss associated with the Company’s investment in the common stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which was placed in conservatorship by the U.S. government during that period. This loss represented the Company’s entire recorded book value of the investment.
Excluding the OTTI and Freddie Mac losses described in the previous paragraphs, gains on investments were $7.6 million in 2009, $7.2 million in 2008, and zero in 2007. During 2009 and 2008, the Company sold $468.8 million and $392.4 million, respectively, in longer-term mortgage-related and certain other securities, the proceeds of which were reinvested primarily in medium-term government agency securities, short-term agency CMOS, and adjustable-rate government agency MBSs. Management considered these actions to be prudent in light of its expectations that interest rates may trend higher in the future.

Gains on loan sales activities were $9.1 million, $2.1 million, and $1.5 million during the years ended December 31, 2009, 2008, and 2007, respectively. The Company’s policy is to sell substantially all of its fixed rate, one- to four-family mortgage loan originations in the secondary market. During 2009 sales of one- to four-family mortgage loans were $584.0 million compared to $128.8 million and $102.9 million in 2008 and 2007, respectively. Loan sales increased substantially in 2009 as a result of a historically low interest rate environment that encouraged many borrowers to refinance higher-rate loans into loans at lower rates. In addition, adjustable-rate borrowers were motivated to refinance their loans into fixed-rate loans. The pace of loan sales slowed during the last half of 2009 compared to the first half due to a generally higher interest rate environment. Absent a decline in interest rates, management expects loan sales in 2010 to be substantially lower than 2009.
Loan-related fees and servicing revenue was $130,000 in 2009 compared to $(6,000) and $1.0 million in 2008 and 2007, respectively. Low interest rate environments typically cause an increase in actual mortgage loan prepayment activity, which generally results in an increase in the amortization of MSRs. In 2009, 2008, and 2007, MSR amortization expense, which is netted against loan-related fees and servicing revenue, was $3.0 million, $1.6 million, and $1.2 million, respectively. Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. As of December 31, 2009, the Company had a valuation allowance of $287,000 against MSRs with a gross book value of $7.2 million. This compared to an allowance of $822,000 against a gross book value of $4.5 million as of December 31, 2008. There was no allowance as of December 31, 2007. The Company included the increase or decrease in this valuation allowance in loan-related fees and servicing revenue as a charge or a recovery, as the case may be, in the period in which the changes occurred.
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
Service charges on deposits were $6.4 million, $6.7 million, and $6.6 million in 2009, 2008, and 2007, respectively. The decline in service charges on deposits in 2009 compared to previous years was due primarily to a decrease in overdraft charges and ATM/debit card fees. Management believes these declines are due to the current recession, which has resulted in reduced spending by consumers in general, including deposit customers of the Bank.
Brokerage and insurance commissions were $2.8 million, $2.6 million, and $2.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. Increased commissions from sales of fixed annuities in recent years have been offset by reduced commissions from sales of insurance and securities. Sales of fixed annuities increased in 2009 due to a favorable interest rate environment for such investments. Sales of securities declined in the same period due to an overall decline in the stock market.
Non-interest income in 2007 included $1.4 million in income from a real estate investment partnership. This amount represented the net sales price of approximately 30 acres of land sold by Arrowood Development, a 50% owned partnership of a subsidiary of the Bank. The cost of sales is included in non-interest expense and the minority interest in income of real estate operations is on a separate line in the Company’s Consolidated Statements of Income. There were no sales of land in 2009 or 2008.
Net gain (loss) on disposition of foreclosed real estate was $(642,000) in 2009 compared to $(155,000) and $8,000 in 2008 and 2007, respectively. The increase in 2009 was caused by continued declines in real estate values in 2009 due to weak economic conditions. If these conditions continue, future losses on foreclosed real estate could remain elevated in 2010.
Other non-interest income was $6.4 million, $7.6 million, and $8.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decline in 2009 was primarily attributable to a decrease in earnings from the Company’s investment in bank-owned life insurance (“BOLI”), the yield on which was adversely impacted by a lower interest rate environment during 2009. Other non-interest income in 2007 was favorably impacted by a $685,000 one-time adjustment to the amortization of certain deferred costs.

Non-Interest Expense Total non-interest expense for the years ended December 31, 2009, 2008, and 2007 was $67.5 million, $63.4 million and $63.5 million, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2008 to 2009, as well as 2007 to 2008.
Non-interest expense in 2009 included the impact of higher FDIC deposit insurance premiums. Beginning in 2009 the FDIC raised its regular premium rates for all financial institutions by a substantial amount. As a result, the Bank’s regular deposit premium expense increased to $3.0 million in 2009 from $332,000 and $258,000 in 2008 and 2007, respectively. FDIC premium expense in 2009 also included a $1.6 million non-recurring special assessment from the FDIC. This special assessment was charged to all FDIC-insured financial institutions in the second quarter of 2009. In the Bank’s case, the assessment was 0.05% of total assets less Tier 1 capital at June 30, 2009.
In December 2009 the FDIC required insured financial institutions to prepay their estimated FDIC deposit insurance premiums through 2012. Accordingly, in December the Bank paid $12.5 million to the FDIC, which has been included in other assets in the Company’s Consolidated Statements of Financial Condition. The regular quarterly payments that would otherwise be required from the Bank in future periods will be applied against this amount and expensed on a quarterly basis through 2012 or until the amount is exhausted. As such, the prepayment is not expected to have a material impact on the future operating results, financial condition, or liquidity position of the Bank.
Compensation and related expenses were $39.1 million, $38.5 million, and $38.2 million during the years ended December 31, 2009, 2008, and 2007, respectively. The increase in expenses from year-to-year was due primarily to annual merit increases in employee compensation, as well as an increase in the number of personnel employed by the Company, due to new branch openings in recent years. Also contributing to the increase in compensation expense in 2009 were costs associated with increased residential loan production and related staffing, as previously discussed. In 2009 and 2008, these developments were partially offset by declines in certain employee benefit costs compared to previous years. In 2009 this decline was primarily attributable to lower stock-based compensation expense. This expense declined because the Company’s stock price was generally lower in 2009 than it was in 2008 (especially during the fourth quarter of 2009), which lowered the Company’s ESOP expense in 2009 relative to 2008. In addition, a large stock-based grant made in 2004 became fully vested in mid-2009 and no amortization expense related to those grants was recorded after that point.
As of December 31, 2009, the Company had 717 full-time associates and 98 part-time associates. This compared to 677 full-time and 92 part-time employees at December 31, 2008, and 657 full-time and 86 part-time associates at December 31, 2007.
Occupancy and equipment expense during the years ended December 31, 2009, 2008, and 2007 was $11.8 million, $11.6 million, and $11.3 million, respectively. Occupancy and equipment expense has increased in recent years as a result of the opening of one new office in 2008, the construction and relocation of a second office in 2008, and the opening of two new offices in of 2007. The Company does not currently plan to increase the number of its banking offices in 2010, although there can be no assurances.
Non-interest expense in 2007 included $645,000 in cost of sales attributable to the sale of land by Arrowood Development, a 50% owned partnership of a subsidiary of the Bank. The revenue from these sales was included in non-interest income, as previously described. There were no sales of land in 2009 or 2008.
Other non-interest expense was $11.6 million, $12.3 million, and $12.5 million during the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in 2009 was caused by lower expenditures related to debit card activity and lower deposit account losses (due to the economic recession), as well as lower levels of expenditures for communications and legal, consulting, and professional fees. These developments were partially offset by increased period costs related to foreclosed real estate.
Net (Income) Loss Attributable to Non-Controlling Interest In 2007 this amount related to the non-controlling interest’s share in the net income of Arrowood Development, a 50% owned subsidiary of the Bank. As noted above, this real estate development partnership sold a portion of its real estate holdings in 2007 at a gain. There were no efforts to further develop or sell the partnership’s real estate holdings in 2009 or 2008 due to adverse market conditions.

Income Tax Expense Income tax expense was $5.4 million, $9.1 million, and $8.9 million in 2009, 2008, and 2007, respectively. In 2009 the Company recorded a $1.8 million tax benefit related to the elimination of a valuation allowance the Company established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which management was unable to determine in prior periods whether it was more likely than not that the tax benefits would be realized in future periods. Effective January 1, 2009, Wisconsin law was amended from a system that taxed each affiliated entity separately to a form of combined reporting. As a result of this change, management determined that the Company’s Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in a one-time tax benefit of $1.8 million in 2009.
Excluding the impact of the tax benefit described in the previous paragraph, the Company’s income tax expense in 2009 would have been $7.2 million. This amount represented an effective tax rate (“ETR”) of 37.7% in 2009 compared to 34.6% and 34.2% in 2008 and 2007, respectively. The increase in ETR in 2009 was caused by the amendment of Wisconsin law described above. Prior to this amendment, the state of Wisconsin imposed a corporate franchise tax on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding the Bank’s out-of-state investment subsidiaries. However, beginning January 1, 2009, the Company’s consolidated income tax group is subject to combined reporting, which results in state income taxes being imposed on the earnings of the Bank’s out-of-state investment subsidiaries. Accordingly, the Company’s ETR increased compared to prior periods. Management expects the current period ETR to be representative of the rate in future periods, although there can be no assurances. For additional information related to the Company’s income taxes, refer to “Item 1A. Risk Factors.”
Financial Condition
Overview The Company’s total assets increased by $22.4 million or 0.6% during the twelve months ended December 31, 2009. Total assets at December 31, 2009, were $3.51 billion compared to $3.49 billion at December 31, 2008. During the period the Company’s portfolio of securities available-for-sale increased by $210.9 million or 16.6% in the aggregate, its cash and cash equivalents increased by $114.8 million or 102%, and its other assets increased by $22.4 million or 11.1%. These developments were substantially offset by a $323.0 million or 17.7% decrease in loans receivable. Deposit liabilities increased by $9.2 million or 0.4% during 2009 and other liabilities increased by $10.7 million or 21.8% during the year. The Company’s total shareholders’ equity increased from $399.6 million at December 31, 2008, to $402.5 million at December 31, 2009. Non-performing assets increased by $22.4 million or 59.2% to $60.3 million or 1.72% of total assets during the twelve months ended December 31, 2009. The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the twelve months ended December 31, 2009.
Cash and cash equivalents Cash and cash equivalents increased from $112.9 million at December 31, 2008, to $227.7 million at December 31, 2009. This increase reflects management’s decision during the year to maintain a higher level of liquidity in anticipation of higher interest rates in the future.
Securities Available-for-Sale The Company’s portfolio of securities available-for-sale increased by $210.9 million or 16.6% during the twelve months ended December 31, 2009. This increase was primarily caused by the purchase of $1.4 billion in securities consisting principally of adjustable-rate government agency MBSs and other medium-term government agency securities. These purchases were offset in part by $468.8 million in sales of long-term, fixed-rate MBSs and certain other securities, as previously described, as well as $467.9 million in government agency securities that were called by the issuers during the period. In addition, the Company’s mortgage-related securities portfolio experienced an increase in prepayment activity during the period due to lower interest rates.

The following table presents the fair value of the Company’s investment securities and mortgage-related securities portfolios at the dates indicated. For all securities and for all periods presented, the carrying value is equal to fair value. No individual security exceeded 10% of the Company’s capital as of the dates indicated.

	At December 31
	2009	2008	2007
	Carrying/	Carrying/	Carrying/
	Fair Value	Fair Value	Fair Value

	(Dollars in thousands)
Investment securities:
Mutual funds (1)	$22,312	$39,603	$46,550
United States government and federal agency obligations.	591,792	379,535	52,036
Stock in federal agencies	—	—	864

Total investment securities available-for-sale	614,104	419,138	99,450

Mortgage-related securities:
Freddie Mac	295,188	282,237	524,898
Fannie Mae	224,758	413,364	363,337
Private-label CMOs	111,782	128,559	180,638
Ginnie Mae	235,120	26,707	31,049

Total mortgage-related securities	866,848	850,867	1,099,922

Total securities available-for-sale	$1,480,952	$1,270,005	$1,199,372

(1)	Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s investment in mutual funds.
The following table presents the Company’s investment securities and mortgage-related securities activities for the periods indicated.

	For the Year Ended December 31
	2009	2008	2007

	(Dollars in thousands)
Investment securities available-for-sale:
Carrying value at beginning of period	$419,138	$99,450	$48,290
Purchases	689,075	351,202	51,270
Sales	(18,087)	(8,358)	(1,228)
Calls	(467,902)	(29,992)	—
Discount accretion (premium amortization), net	406	(34)	1
Increase (decrease) in net unrealized loss	(8,526)	6,870	1,117

Net increase in investment securities	194,966	319,688	51,160

Carrying value at end of period	$614,104	$419,138	$99,450

Mortgage-related securities available-for-sale:
Carrying value at beginning of period	$850,867	$1,099,922	$1,064,851
Purchases	779,170	345,842	247,428
Sales	(468,794)	(385,167)	—
Principal repayments	(318,225)	(195,479)	(227,041)
Discount accretion (premium amortization), net	(2,445)	1,516	1,893
Increase (decrease) in net unrealized loss	26,275	(15,767)	12,791

Net increase (decrease) in mortgage-related securities	15,981	(249,055)	35,071

Carrying value at end of period	$866,848	$850,867	$1,099,922

The table below presents information regarding the carrying values, weighted average yields and contractual maturities of the Company’s investment securities and mortgage-related securities at December 31, 2009. Mortgage-related securities are presented by issuer and by coupon type.

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Investment securities:
Mutual funds (1)	$22,312	3.85%	—	—	—	—	—	—	$39,603	3.69%
US government and agencies	—	—	$341,447	2.60%	$99,429	2.26%	$150,916	4.07%	591,792	2.92

Total investment securities	$22,312	3.85%	$341,447	2.60%	$99,429	2.26%	$150,916	4.07%	$614,104	2.95%

Mortgage-related securities by issuer:
Ginnie Mae pass-through certificates	—	—	—	—	—	—	$253	4.68%	$253	4.68%
Fannie Mae pass-through certificates	—	—	$13,150	5.14%	$2,955	6.68%	84,993	3.12	101,098	3.48
Freddie Mac pass-through certificates	—	—	94	5.72	416	6.51	135,155	2.79	135,665	2.80
Private label CMOs	—	—	—	—	32,569	5.15	79,213	4.65	111,782	4.78
Freddie Mac, Fannie Mae, and Ginnie Mae REMICs	—	—	46,021	1.69	64,735	4.63	407,294	3.72	518,050	3.65

Total mortgage-related securities	—	—	$59,265	2.46%	$100,675	4.87%	$706,908	3.58%	$866,848	3.65%

Mortgage-related securities by coupon:
Adjustable rate coupon	—	—	—	—	$76	5.94%	$257,832	3.07%	$257,908	3.07%
Fixed rate coupon	—	—	$59,265	2.46%	100,599	4.87	449,076	3.88	608,940	3.90

Total mortgage-related securities	—	—	$59,265	2.46%	$100,675	3.57%	$706,908	3.66%	$866,848	3.65%

Total investment and mortgage-related securities portfolio	$22,312	3.85%	$400,712	2.58%	$200,104	3.57%	$857,824	3.66%	$1,480,952	3.36%

(1)	The weighted average yield has not been adjusted for the impairments recorded in 2009, 2008, and 2007. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion.
The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. During the twelve months ended December 31, 2009, the fair value adjustment on the Company’s available-for-sale securities improved from a net unrealized loss of $19.7 million at December 31, 2008, to a net unrealized loss of $1.9 million at December 31, 2009. This improvement was due primarily to an increase in the fair value of the Company’s portfolio of private-label CMOs. The Company’s private-label CMOs were originally purchased from 2004 to early 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their original purchase. However, in recent periods, a number of the securities in the portfolio have been downgraded. The following table presents the credit ratings, carrying values, and unrealized losses of the Company’s private-label CMO portfolio as of the dates indicated:

	December 31, 2009		December 31, 2008
	Carrying	Unrealized	Carrying	Unrealized
	Value	Loss, Net	Value	Loss, Net

	(Dollars in thousands)
Credit rating (1):
AAA/Aaa	$22,959	$341	$116,023	$23,219
AA/Aa	9,980	483	12,536	5,928
A	31,377	3,260	—	—
BBB/Baa	15,769	2,151	—	—
Less than investment grade	31,697	2,763	—	—

Total private-label CMOs	$111,782	$8,998	$128,559	$29,147

(1)	In instances of split-ratings, each security has been classified according to its lowest rating.
Although the net unrealized loss on the Company’s private-label CMOs declined substantially during the twelve months ended December 31, 2009, the market for these securities has remained depressed in response to a general deterioration in economic conditions and performance of the underlying loans, as well as stress in the markets for these types of securities. Although mindful of these developments, management has determined that it is probable the Company will collect all amounts due according to the contractual terms of these securities. Furthermore, the Company does not intend to sell these securities before it collects all the amounts due. Accordingly, management has determined that none of the Company’s private-label CMOs are other-than-temporarily impaired as of

December 31, 2009. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion relating to the Company’s securities available-for-sale, refer to “Results of Operations—Non-Interest Income,” above, and “Critical Accounting Policies—Other-Than-Temporary Impairment,” below. In addition, refer to “Item 1. Business—Investment Activities” and “Item 1A. Risk Factors.”
Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed rate, one- to four-family mortgage loan originations in the secondary market. The following table presents a summary of the activity in the Company’s loans held-for-sale for the periods indicated:

	For the year ended December 31
	2009	2008	2007

	(Dollars in thousands)
Balance outstanding at beginning of period	$19,030	$7,952	$3,787
Origination of loans intended for sale (1)	578,312	139,387	107,045
Principal balance of loans sold	(583,966)	(128,725)	(102,853)
Change in net unrealized gains or losses (2)	158	416	(27)

Total loans held-for-sale	$13,534	$19,030	$7,952

(1)	Excludes one- to four-family loans originated for the Company’s loan portfolio.

(2)	Refer to “Note 1. Basis of Presentation” in “Item 8. Financial Statements and Supplementary Data.”
The origination of one- to four-family mortgage loans intended for sale and the corresponding sale of such loans increased significantly in 2009 as a result of a historically low interest rate environment. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above.
Loans Receivable Loans receivable decreased by $323.0 million or 17.7% as of December 31, 2009, compared to December 31, 2008. The Company’s portfolio of one- to four-family loans declined from $881.3 million at December 31, 2008, to $656.0 million at December 31, 2009. This decline was caused by a historically low interest rate environment in 2009 that resulted in increased refinancing by borrowers of adjustable-rate mortgage loans (which the Company typically retains in portfolio) into fixed-rate mortgage loans (which the Company generally sells in the secondary market). The Company expects this trend to continue in the near term assuming interest rates remain at their current levels. However, in light of the increases in market interest rates in recent months, the pace of decline is likely to be slower than it has been during 2009, although there can be no assurances.
The Company’s multi-family and commercial real estate mortgage loan originations were $39.8 million in the aggregate in 2009 compared to $209.2 million in 2008. Although the Company continues to emphasize originations of these types of loans, originations have declined in 2009 due to a general deterioration in economic conditions, as well as the Company’s more conservative underwriting standards. Despite this decline, however, the Company’s aggregate portfolio of multi-family and commercial real estate mortgage loans increased from $466.3 million at December 31, 2008, to $476.1 million at December 31, 2009. This increase was due to fewer loan repayments and maturities in 2009, as well as construction and development loans that were transferred to permanent financing during the year. As a result of this latter development, the Company’s portfolio of construction and development loans declined by $63.3 million or 39.8% during 2009.
Commercial business loan originations in 2009 were $38.0 million compared to $34.5 million in 2008. The Company experienced modest success in further developing this line of business in 2009 despite a difficult economic environment. As a result of this success, the Company’s portfolio of commercial business loans increased by $2.4 million or 4.8%, from $49.6 million to $52.1 million during the twelve months ended December 31, 2009.
The Company’s consumer loan originations, including fixed term home equity loans and lines of credit, were $76.9 million in 2009 compared to $108.6 million in 2008. Lower origination activity in 2009 was primarily the result of declining demand due to slower economic growth, as well as a general decline in home values, which has had a negative impact on homeowners’ equity. This reduced origination activity resulted in a decline in the Company’s consumer loan portfolio from $338.1 million at December 31, 2008, to $275.5 million at December 31, 2009. Also contributing to this decline was a historically low interest rate environment which encouraged many borrowers to refinance their home equity loans or lines of credit and other consumer loans into first mortgage loans during 2009. Many of these borrowers reestablished home equity lines of credit with the Company in accordance with its established lending standards, but had not drawn substantial amounts on these lines as of the end of the year.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31
	2009		2008		2007		2006		2005

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Mortgage loans:
Permanent mortgage loans:
One- to four-family	$656,018	42.17%	$881,288	46.51%	$1,059,307	51.12%	$1,123,905	53.03%	$1,048,881	50.94%
Multi-family	190,377	12.24	190,497	10.06	206,640	9.97	157,768	7.44	155,908	7.57
Commercial real estate	285,764	18.37	275,802	14.56	202,528	9.77	167,089	7.88	175,090	8.50

Total permanent mortgages	1,132,159	72.78	1,347,587	71.13	1,468,475	70.86	1,448,762	68.35	1,379,879	67.01

Construction and development:
One- to four-family	11,441	0.74	17,349	0.92	35,040	1.69	53,861	2.54	71,247	3.46
Multi-family	52,323	3.36	71,208	3.76	58,712	2.83	90,955	4.29	30,240	1.47
Commercial real estate	32,109	2.06	70,612	3.73	76,649	3.70	42,507	2.01	53,718	2.61

Total construction and development loans	95,873	6.16	159,169	8.41	170,401	8.22	187,323	8.84	155,205	7.54

Total mortgage loans	1,228,032	78.94	1,506,756	79.54	1,638,876	79.08	1,636,085	77.19	1,535,084	74.55

Consumer loans:
Fixed term home equity	124,519	8.01	173,104	9.14	199,161	9.62	227,811	10.75	246,460	11.97
Home equity lines of credit	88,796	5.71	86,962	4.59	90,631	4.37	91,730	4.33	88,266	4.29
Student	19,793	1.27	21,469	1.13	21,845	1.05	20,404	0.96	19,821	0.96
Home improvement	28,441	1.83	36,023	1.90	33,604	1.62	33,287	1.57	30,067	1.46
Automobile	4,077	0.26	11,775	0.62	24,878	1.20	46,752	2.21	69,237	3.36
Other	9,871	0.63	8,740	0.46	9,439	0.46	11,262	0.53	12,944	0.63

Total consumer loans	275,497	17.71	338,073	17.84	379,558	18.32	431,246	20.35	466,795	22.67

Commercial business loans	52,167	3.35	49,623	2.62	53,784	2.60	52,056	2.46	57,247	2.78

Gross loans receivable	1,555,696	100.00%	1,894,452	100.00%	2,072,218	100.00%	2,119,387	100.00%	2,059,126	100.00%

Undisbursed loan proceeds	(32,690)		(54,187)		(68,457)		(85,897)		(60,014)
Allowance for loan losses	(17,028)		(12,208)		(11,774)		(12,574)		(12,090)
Deferred fees and costs, net	78		996		2,569		3,409		3,470

Total loans receivable, net	$1,506,056		$1,829,053		$1,994,556		$2,024,325		$1,990,492

The following table presents a summary of the Company’s activity in loans receivable for the periods indicated.

	For the year ended December 31
	2009	2008	2007

	(Dollars in thousands)
Balance outstanding at beginning of period	$1,829,053	$1,994,556	$2,024,325

Originations:
One- to four-family loans (1)	61,368	58,998	88,878
Multi-family loans	11,689	78,613	58,701
Commercial real estate loans	28,138	130,578	141,603

Total mortgage loan originations	101,195	268,189	289,182
Consumer loans	76,854	108,584	119,319
Commercial business loans	38,002	34,467	45,862

Total originations	216,051	411,240	454,363

Purchases of one- to four-family mortgage loans	2,658	26,138	76,619

Principal payments and repayments:
Mortgage loans	(358,705)	(422,728)	(359,296)
Consumer loans	(139,430)	(150,069)	(171,007)
Commercial business loans	(35,609)	(38,628)	(44,134)

Total principal payments and repayments	(533,744)	(611,425)	(574,437)

Transfers to foreclosed properties, real estate owned, and repossessed assets	(23,721)	(3,719)	(3,724)
Net change in undisbursed loan proceeds, allowance for loan losses, and deferred fees and costs	15,759	12,263	17,410

Total loans receivable, net	$1,506,056	$1,829,053	$1,944,556

(1)	Excludes one- to four-family loans originated for sale.
The following table presents the contractual maturity of the Company’s construction and development loans and its commercial business loans at December 31, 2009. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2009
		Construction and
	Commercial	Development
	Business Loans	Loans	Total

	(Dollars in thousands)
Amounts due:
Within one year or less	$19,007	$56,740	$75,747

After one year through five years	29,215	14,214	43,429
After five years	3,945	24,919	28,864

Total due after one year	33,160	39,133	72,293

Total commercial and construction loans	$52,167	$95,873	$148,040

The following table presents, as of December 31, 2009, the dollar amount of the Company’s construction and development loans and its commercial loans due after one year and whether these loans have fixed interest rates or adjustable interest rates.

	Due After One Year
		Adjustable
	Fixed Rate	Rate	Total

	(Dollars in thousands)
Commercial business loans	$23,329	$9,680	$33,009
Construction and development loans	20,393	18,740	39,133

Total loans due after one year	$43,722	$28,420	$72,142

Goodwill The Company recorded goodwill as a result of its acquisitions of two other financial institutions in 1997 and 2000. The Company analyzes goodwill annually for impairment or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. In this process, the Company compares its estimated fair value to its market capitalization to determine the appropriateness of the Company’s fair value. Significant management judgment is required in this process. If goodwill is determined to be impaired, it will be expensed in the period in which it becomes impaired.
The Company performed an annual impairment analysis during the third quarter of 2009 and determined that its goodwill was not impaired at that time. After the Company had completed this analysis, the price of its common stock declined significantly, ending the year at $6.93 per share or approximately 79% of book value per share. As a result, the Company evaluated whether an event had occurred that would require it to analyze goodwill for impairment as of December 31, 2009. Based on an analysis of the Company’s financial condition, results of operations, asset quality, capital, and liquidity, as well as recent merger and acquisition activity for financial institutions, management concluded that it was probable that the Company’s fair value exceeded its book value on December 31, 2009. As such, management believes the Company’s goodwill was not impaired as of December 31, 2009. The Company’s stock has continued to decline subsequent to December 31, 2009. Management continues to monitor conditions for events that could result in an impairment of the Company’s goodwill. Management can provide no assurances that future events will not occur that could result in an impairment of goodwill.
Other Intangible Assets Other intangible assets are composed of core deposit base intangibles recorded as a result of the acquisitions mentioned in the previous paragraph. Core deposit base intangibles are amortized over their expected life and evaluated for impairment if facts and circumstances indicate they may be impaired.
Mortgage Servicing Rights The carrying value of the Company’s MSRs was $6.9 million at December 31, 2009, compared to $3.7 million at December 31, 2008, net of valuation allowances of $287,000 and $822,000, respectively. The increase in net carrying value was principally the result of the Company’s increased origination and sale of fixed-rate, one- to four-family loans on a servicing retained basis, as previously described. As of December 31, 2009, the Company serviced $1.0 billion in loans for third-party investors compared to $728.4 million at December 31, 2008. For additional information, refer to “Results of Operations—Non-Interest Income,” above, and “Critical Accounting Policies—Mortgage Servicing Rights,” below, as well as “Item 1. Business—Lending Activities,” above.
Other Assets Other assets consist of the following items on the dates indicated:

	At December 31
	2009	2008
	(Dollars in thousands)
Accrued interest receivable:
Mortgage-related securities	$4,651	$6,669
Investment securities	1,875	1,734
Loans receivable	6,795	8,130

Total accrued interest receivable	13,321	16,533
Bank owned life insurance	53,295	51,261
Premises and equipment	51,715	52,209
Federal Home Loan Bank stock, at cost	46,092	46,092
Foreclosed properties and repossessed assets	17,689	4,768
Prepaid FDIC insurance premiums	12,521	—
Other assets	28,357	29,763

Total other assets	$222,990	$200,626

The Company’s foreclosed properties and repossessed assets increased to $17.7 million at December 31, 2009, compared to $4.8 million at December 31, 2008. This increase was caused by the transfers to foreclosed real estate described in “Results of Operations—Provisions for Loan Losses,” above. Also contributing was a general deterioration in economic conditions in 2009 that resulted in increased foreclosure and repossession actions on smaller one- to four-family and consumer loans. Management expects this trend to continue in the near term.

The Company’s investment in the common stock of the FHLB of Chicago did not change in 2009. The FHLB of Chicago requires that its members own its common stock as a condition for borrowing; the stock is redeemable at par. In 2007 the FHLB of Chicago suspended the payment of dividends on its common stock. This suspension was due to the FHLB of Chicago entering into a memorandum of understanding with its primary regulator the Federal Housing Finance Board (“FHFB”) which among other things restricted the dividends that the FHLB of Chicago can pay without prior approval of the FHFB. Management is unable to determine at this time when, or if, the FHLB of Chicago will resume payment of dividends on its common stock.
The Company’s investment in the common stock of the FHLB of Chicago is carried at cost (par value) and is periodically reviewed for impairment. Investments in FHLB common stock are considered to be long-term investments under GAAP. Accordingly, the evaluation of FHLB common stock for impairment is based on management’s assessment of the ultimate recoverability at the stock’s par value rather than by temporary declines in its value. Based on a review of the FHLB of Chicago’s results of operations, capital, liquidity, commitments, and other activities during 2009, as well as the continued status of the FHLB System as a government-sponsored entity, management concluded that the Company’s FHLB stock was not impaired as of December 31, 2009. However, this conclusion is subject to numerous factors outside the Company’s control, including, but not limited to, future legislative or regulatory changes and/or adverse economic developments that could have a negative impact on the Company’s investment in the common stock of the FHLB of Chicago. Accordingly, a future determination of impairment could result in significant losses being recorded through earnings in future periods.
BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met. The increase in BOLI in 2009 was a result of the increase in the accumulated cash value of the insurance policies during the period.
Refer to “Results of Operations—Non-Interest Expense,” above, for a discussion of prepaid FDIC insurance premiums.
Deposit Liabilities Deposit liabilities decreased by $9.2 million or 0.4% during the twelve months ended December 31, 2009, to $2.14 billion compared to $2.13 billion at December 31, 2008. Core deposits, consisting of checking, savings, and money market accounts, increased by $53.2 million or 6.7% during the year while certificates of deposit declined by a $44.0 million or 3.3%. During 2009 the Company aggressively reduced the rates it offers on its certificates of deposit and certain other deposit accounts in an effort to manage its overall liquidity position, which resulted in the decline in certificates of deposit. As a result of these efforts, the Company’s weighted average cost of deposits declined by 94 basis points during the twelve months ended December 31, 2009.

The following table presents the distribution of the Company’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	At December 31
	2009			2008			2007
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of Total	Average		of Total	Average		of Total	Average
		Deposit	Nominal		Deposit	Nominal		Deposit	Nominal
	Amount	Liabilities	Rate	Amount	Liabilities	Rate	Amount	Liabilities	Rate
	(Dollars in thousands)
Regular savings	$196,983	9.22%	0.06%	$185,003	8.68%	0.19%	$183,756	8.70%	0.45%
Interest-bearing demand	211,448	9.89	0.04	180,269	8.46	0.11	170,971	8.09	0.21
Money market savings	345,144	16.14	0.58	340,631	16.00	1.57	280,097	13.27	3.03
Non-interest bearing demand	94,619	4.43	0.00	89,106	4.18	0.00	97,506	4.61	0.00

Total demand accounts	848,194	39.68	0.26	795,009	37.32	0.74	732,330	34.67	1.32

Certificates of deposit:
With original maturities of:
Three months or less	17,645	0.83	0.63	19,791	0.93	1.78	45,199	2.17	3.97
Over three to 12 months	239,660	11.21	1.60	337,054	15.84	2.99	899,167	43.15	5.06
Over 12 to 24 months	812,154	37.99	2.62	731,884	34.40	4.04	235,670	11.31	4.61
Over 24 to 36 months	46,550	2.18	2.39	46,320	2.18	2.58	57,703	2.77	3.51
Over 36 to48 months	5,126	0.24	4.38	6,583	0.31	4.30	4,895	0.23	3.68
Over 48 to 60 months	168,179	7.87	3.99	191,636	9.02	4.25	118,489	5.70	4.12
Over 60months	—	0.00	0.00	—	0.00	0.00	—	0.00	0.00

Total certificates of deposit	1,289,314	60.32	2.58	1,333,268	62.68	3.72	1,361,123	65.33	4.79

Total deposit liabilities	$2,137,508	100.00%	1.66%	$2,128,277	100.00%	2.61%	$2,093,453	100.00%	3.59%

At December 31, 2009, the Company had $313.1 million in certificates of deposit with balances of $100,000 and over maturing as follows:

Amount
(In thousands)
Maturing in:
Three months or less	$71,260
Over three months through six months	59,508
Over six months through 12 months	118,830
Over 12 months through 24 months	30,519
Over 24 months through 36 months	4,028
Over 36 months	28,908

Total certificates of deposits greater than $100,000	$313,053

The following table presents the Company’s activity in its deposit liabilities for the periods indicated:

	For the Year Ended December 31
	2009	2008	2007
	(Dollars in thousands)
Total deposit liabilities at beginning of period	$2,128,277	$2,112,968	$2,149,523
Net withdrawals	(31,341)	(58,499)	(121,106)
Interest credited, net of penalties	40,572	73,808	65,036

Total deposit liabilities at end of period	$2,137,508	$2,128,277	$2,093,453

Borrowings The Company’s borrowings consist of advances from the FHLB, which decreased slightly during the year as a result of the repayment and/or periodic amortization of a small number of advances. The Company’s FHLB borrowings typically carry fixed rates of interest, have stated maturities beyond 2011, and are generally subject to significant prepayment penalties if repaid prior to their stated maturity. In addition, substantially all of the Company’s advances have redemption features that permit the FHLB of Chicago to redeem the advances at its option on a quarterly basis. While the Company expects that it would be able to refinance any or all of its current borrowings with the FHLB of Chicago as they mature or are redeemed, it cannot provide any assurances that it could do so nor can it provide any assurance as to the terms at which any such refinancing could be made. For additional information refer to “Item 1. Business—Borrowings.”

The following table sets forth certain information regarding the Company’s borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance outstanding at end of year:
FHLB term advances	$906,979	$907,971	$912,459	$705,025	$765,796
Overnight borrowings from FHLB	—	—	—	—	—
Weighted average interest rate at end of year:
FHLB term advances	4.26%	4.26%	4.27%	4.46%	3.58%
Overnight borrowings from FHLB	—	—	—	—	—
Maximum amount outstanding during the year:
FHLB term advances	$907,971	$912,459	$921,781	$841,835	$909,920
Overnight borrowings from FHLB	—	5,000	52,100	38,000	186,000
Other borrowings	—	1,103	—	—	500
Average amount outstanding during the year:
FHLB term advances	$907,443	$910,517	$865,540	$782,619	$811,937
Overnight borrowings from FHLB	—	22	3,570	3,242	50,712
Other borrowings	—	3	—	—	1
Weighted average interest rate during the year:
FHLB term advances	4.32%	4.34%	4.34%	3.86%	3.25%
Overnight borrowings from FHLB	—	3.75%	5.56%	5.40%	2.95%
Other borrowings	—	1.92%	—	—	3.04%
Other Liabilities Other liabilities were $59.7 million at December 31, 2009, compared to $49.0 million at December 31, 2008. Substantially all of this increase was caused by payables to securities brokers for securities purchased in December 2009 that settled in January 2010.
Shareholders’ Equity Shareholders’ equity increased slightly from $399.6 million at December 31, 2008, to $402.5 million at the end of 2009. During 2009 the positive effects of the Company’s earnings and a decline in its accumulated other comprehensive loss were partially offset by dividend payments and stock repurchases. Accumulated other comprehensive loss declined for reasons described in “Financial Condition—Securities Available-for-Sale,” above.
During 2009, the Company repurchased 1.7 million shares of its common stock at an average price of $8.30 per share. From January 1, 2010, through February 8, 2010, the Company repurchased 690,800 shares of its common stock at an average price of $6.55 per share. As a result of these repurchases, no shares remain available for repurchase under the authorization that the Company’s board of directors approved on November 3, 2009. Quarterly cash dividends of $0.09 per share were paid in each of the first three quarters of 2009 and $0.07 per share was paid in the last quarter of the year. The dividend payout ratio was 109.5% of net income during the twelve months ended December 31, 2009. On February 1, 2010, the Company’s board of directors announced that it had declared a $0.07 per share dividend payable on March 1, 2010, to shareholders of record on February 11, 2010. For additional information relating to the Company’s shareholders’ equity, refer to “Item 1. Business—Shareholders’ Equity,” above.
The Company’s ratio of total shareholders’ equity to total assets was 11.46% at December 31, 2009, compared to 11.45% at December 31, 2008. For information relating to the Bank’s regulatory capital, refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”
The payment of dividends or the repurchase of common stock by the Company is highly dependent on the ability of the Bank to pay dividends or otherwise distribute capital to the Company. Such payments are subject to any requirements imposed by law or regulations and to the interpretations thereof by the OTS. For further information about factors which could affect the Company’s payment of dividends, refer to “Item 1. Business—Regulation and Supervision,” as well as “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities,” above.

Asset Quality The following table presents information regarding non-accrual mortgage, consumer loans, commercial business loans, accruing loans delinquent 90 days or more, and foreclosed properties and repossessed assets as of the dates indicated.

	At December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$12,126	$8,185	$2,446	$1,594	$1,764
Multi-family	3,357	13,255	3,702	6,621	—
Commercial real estate	23,699	8,420	5,103	3,289	450
Construction and development	—	—	—	—	—

Total non-accrual mortgage loans	39,182	29,860	11,251	11,504	2,214

Non-accrual consumer loans:
Secured by real estate	1,433	759	585	407	322
Other consumer loans	212	400	345	396	294

Total non-accrual consumer loans	1,645	1,159	930	803	616
Non-accrual commercial business loans	923	1,494	159	1,625	2,517

Total non-accrual loans	41,750	32,513	12,340	13,932	5,347
Accruing loans delinquent 90 days or more	834	576	602	565	487

Total non-performing loans	42,584	33,089	12,942	14,497	5,834
Foreclosed real estate and repossessed assets	17,689	4,768	3,687	1,231	708

Total non-performing assets	$60,273	$37,857	$16,629	$15,728	$6,542

Non-performing loans to total loans	2.83%	1.81%	0.65%	0.72%	0.29%
Non-performing assets to total assets	1.72%	1.08%	0.48%	0.46%	0.19%
Interest income that would have been recognized if non-accrual loans had been current	$2,671	$2,519	$1,002	$652	$1,159
The increase in the Company’s non-performing loans in recent years was caused by a general deterioration in economic conditions and increased unemployment that resulted in increased stress on borrowers and increased loan delinquencies. A substantial portion of the increase in 2009 was caused by the default of $7.3 million in loans to three unrelated borrowers that are secured by office properties. The Company recorded an aggregate loss provision of $3.3 million on these loans in 2009 based on updated appraisals and expects to complete foreclosure on these loans in 2010. No additional losses are anticipated on these loans at this time, although there can be no assurances.
Also contributing to the increase in non-performing loans in 2009 was a $2.5 million loan secured by townhomes, a $2.3 million loan secured by a completed office condominium project, and a $1.1 million loan secured by improved land, all of which defaulted during the year. The Company continues to work with these borrowers and does not believe the loans were collateral dependent as of December 31, 2009, due to the existence of credible prospects which could return these loans to performing status. As such, management does not expect a loss on these loan relationships at this time, although there can be no assurance.
Management also continues to closely monitor a $2.2 million loan secured by a retail building and improved land that defaulted in 2009 and that management concluded was collateral dependent. The Company established a $450,000 loss allowance on this loan as of December 31, 2009, based on an internal management evaluation of the original appraisal. The Company does not anticipate an additional loss on this loan relationships at this time, although there can be no assurances.
Finally, the increase in non-performing loans in 2009 was also caused by a $6.2 million increase in smaller non-performing multi-family and commercial real estate loans, a $3.9 million increase in non-performing one- to four-family residential loans, and a $486,000 increase in non-performing consumer loans. The increases were due primarily to a general decline in economic conditions, as previously discussed.
The above developments were partially offset by the Company’s acceptance of a deed in lieu of foreclosure on a $9.1 million loan secured by a completed condominium development project that defaulted in 2008, as described in “Results of Operations—Provision for (Recovery of) Loan Losses,” above. In addition, the Company also accepted deeds in lieu of foreclosure on three other large loans that had an aggregate balance of $7.1 million (two of which were mentioned in “Results of Operations—Provision for (Recovery of) Loan Losses,” above), as well as the foreclosure and/or repossession of collateral on numerous smaller loans during 2009. The collateral for all of these loans was transferred from loans to foreclosed properties and repossessed assets during 2009, net of their related loss allowances. Finally, non-performing commercial business loans declined by $571,000 or 38.2% during the twelve months ended December 31, 2009.
Management continues to closely monitor five loans to related borrowers that aggregated $9.5 million. These loans are secured by an office building, two apartment complexes, and developed land. Although three of these loans aggregating $6.7 million were performing in accordance with their loan terms as of December 31, 2009, they are cross-collateralized with the two remaining loans that were classified as non-performing as of December 31, 2009 and 2008. During 2009 the Company determined that it was possible that these loans will become collateral dependent and that, due to the cross-collateralization, it was prudent to establish a provision for loan loss of $2.1 million on the entire loan relationship. This loss, which was based on an internal management evaluation of the original appraisal, was in addition to $500,000 that was recorded against one of these loans in an earlier year. The Company does not anticipate an additional loss on this loan relationships at this time, although there can be no assurances.
The increase in non-performing loans in 2008 compared to 2007 was due in part to a $9.1 million loan on a completed condominium development project that defaulted in that year (as described in a preceding paragraph). Also contributing to the increase in 2008 was the aforementioned deterioration in economic conditions which caused a $5.4 million increase in non-performing one- to four-family mortgage loans, as well as smaller increases in non-performing consumer and commercial business loans.
Management believes non-performing loans and assets, expressed as a percentage of total loans and assets, compare favorably with national averages for financial institutions, due in part to the Company’s conservative loan underwriting standards. In addition, management believes real estate values in Wisconsin have not been as negatively impacted by recent economic developments as certain other regions of the United States.
Loans considered to be impaired as defined by the accounting standards at December 31, 2009, totaled $42.6 million as compared to $33.1 million at December 31, 2008, $20.2 million at December 31, 2007, $17.3 million at December 31, 2006, and $9.7 million at December 31, 2005. The average of impaired loans for the year ended December 31, 2009, was $40.2 million and the interest received and recognized on these loans was $196,000.

The following table presents the activity in the Company’s allowance for loan losses at or for the periods indicated.

	At or for the Years Ended December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$12,208	$11,774	$12,574	$12,090	$13,923
Provision for (recovery of) loan losses	12,413	1,447	(272)	632	541

Charge-offs:
Mortgage loans	(5,829)	(613)	(178)	(44)	—
Consumer loans	(526)	(411)	(412)	(271)	(327)
Commercial business loans	(1,291)	(34)	(33)	(52)	(2,104)

Total charge-offs	(7,646)	(1,058)	(623)	(367)	(2,431)

Recoveries:
Mortgage loans	20	—	—	—	—
Consumer loans	33	45	95	81	49
Commercial business loans	—	—	—	138	8

Total recoveries	53	45	95	219	57

Net charge-offs recoveries	(7,593)	(1,013)	(528)	(148)	(2,374)

Balance at end of period	$17,028	$12,208	$11,774	$12,574	$12,090

Net charge-offs to average loans	0.45%	0.05%	0.03%	0.01%	0.12%
Allowance for loan losses to total loans	1.13%	0.67%	0.59%	0.62%	0.61%
Allowance for loan losses to non-performing loans	39.99%	36.89%	90.98%	86.74%	207.23%
The increases in the Company’s allowance for loan losses since 2007 were caused by the net effects of the loan loss provisions and charge-off activity described in previous paragraphs (refer to “Results of Operations—Provision for (Recovery of) Loan Losses,” above). Increases in non-performing loans, as well as management’s general concerns regarding continued deterioration in economic conditions, declines in real estate values, and a general increase in stressed loans in the Company’s loan portfolio, have resulted in increased provisions for loan losses in 2009 and 2008. The Company’s aforementioned acceptance of deeds in lieu of foreclosure on four large loans during the 2009, as well as a general increase in foreclosure and repossession activity related to smaller loans in both 2009 and 2008, have resulted in increased charge-off activity in recent years. Management is unable to determine at this time if or when these trends will reverse.
The Company’s ratio of allowance for loan losses to total loans increased in 2009 due to an increase in the dollar amount of the allowance for loan loss, as previously described, offset in part by an overall decline in total loans receivable during the year. The Company’s ratio of allowance for loan losses as a percent of non-performing loans was lower at the end of 2009 and 2008 than it was in prior years as a result of the net effects of the loan loss provision and charge-off activity described above, as well as an increase in non-performing loans.
Although management believes the Company’s present level of allowance for loan losses is adequate, there can be no assurances that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations. For additional discussion, refer to “Asset Quality—Allowance for Loan Losses” in “Item 1. Business,” above, and “Critical Accounting Policies—Allowance for Loan Losses,” below.

The following table represents the Company’s allocation of its allowance for loan losses by loan category on the dates indicated:

	At December 31
	2009		2008		2007		2006		2005
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loan category:
Mortgage loans:
One- to four-family	$2,823	16.58%	$3,038	47.43%	$3,324	51.12%	$3,531	53.03%	$3,294	50.94%
Other mortgage loans	10,036	58.94	5,710	32.11	4,040	27.96	3,049	24.16	2,424	23.61

Total mortgage loans	12,859	75.52	8,748	79.54	7,364	79.08	6,580	77.19	5,718	74.55
Home equity lines	1,425	8.37	473	4.59	496	4.37	496	4.33	483	4.29
Other consumer	819	4.81	1,652	13.25	1,770	13.95	2,060	16.02	2,118	18.38
Commercial loans	1,925	11.30	1,335	2.62	2,144	2.60	3,438	2.46	3,771	2.78

Total allowance for loan losses	$17,028	100.00%	$12,208	100.00%	$11,774	100.00%	$12,574	100.00%	$12,090	100.00%

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
Other-Than-Temporary Impairment Generally accepted accounting principles require enterprises to determine whether a decline in the fair value of an individual debt security below its amortized cost is other than temporary. If the decline is deemed to be other than temporary, the cost basis of the security must be written down through a charge to earnings. Determination of an other-than-temporary impairment requires significant management judgment relating to the probability of future cash flows, the financial condition and near-term prospects of the issuer of the security, and/or the collateral for the security, the duration and extent of the decline in fair value, and the ability and intent of the Company to retain the security, among other things. Future changes in management’s assessment of other-than-temporary impairment on its securities could result in significant charges to earnings in future periods.
Goodwill Goodwill has been recorded as a result of two acquisitions in which the purchase price exceeded the fair value of tangible and identifiable intangible net assets acquired. Management analyzes goodwill annually for impairment or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. The analysis of goodwill for impairment requires the use of significant management judgment. If goodwill is determined to be impaired, it would be expensed in the period in which it becomes impaired.
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
The Company describes all of its significant accounting policies in “Note 1. Basis of Presentation” in “Item 8. Financial Statements and Supplementary Data.”
Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Company’s Consolidated Financial Statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposit liabilities without a stated maturity (1)	$848,194	—	—	—	$848,194
Certificates of deposit (1)	992,752	$168,755	$127,807	—	1,289,314
Borrowed funds (1) (2)	—	100,000	264	$806,715	906,979
Operating leases	974	1,444	1,212	2,898	6,528
Purchase obligations	1,680	3,360	3,360	8,395	16,795
Deferred retirement plans and deferred compensation plans	664	2,191	2,667	8,733	14,255

(1)	Excludes interest to be paid in the periods indicated.

(2)	Includes $856.0 million of borrowings that contain redemption features that permit the FHLB of Chicago to redeem the advances at its option on a quarterly basis.
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
The Company also has obligations under its deferred retirement plan for directors as described in “Note 10. Employee Benefit Plans” in “Item 8. Financial Statements and Supplementary Data.”

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2009. Further discussion of these commitments is included in the “Note 13. Financial Instruments with Off-Balance Sheet Risk” in “Item 8. Financial Statements and Supplementary Data.”

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial real estate	$2,163	—	—	—	$2,163
Residential real estate	35,792	—	—	—	35,792
Revolving home equity and credit card lines	150,424	—	—	—	150,424
Standby letters of credit	60	—	$41	$10	111
Commercial letters of credit	18,904	—	—	—	18,904
Unused commercial lines of credit	524	—	—	—	524
Net commitments to sell mortgage loans	(27,668)	—	—	—	(27,668)
Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Quarterly Financial Information
The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
2009	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$41,986	$39,166	$35,727	$34,934
Interest expense	22,793	21,301	20,403	19,286

Net interest income	19,193	17,865	15,324	15,648
Provision for loan losses	3,161	472	5,189	3,591

Net income after provision for loan losses	16,032	17,393	10,135	12,057
Total non-interest income	9,285	7,552	8,613	5,536
Total non-interest expense	16,459	18,576	16,731	15,694

Income before income taxes	8,858	6,369	2,017	1,899
Income taxes	1,669	2,553	772	424

Net income before non- controlling interest	7,189	3,816	1,245	1,475
Net (income) loss attributable to non-controlling interest	(1)	1	—	—

Net income	$7,188	$3,817	$1,245	$1,475

Earnings per share-basic	$0.15	$0.08	$0.03	$0.03
Earnings per share-diluted	$0.15	$0.08	$0.03	$0.03
Cash dividend paid per share	$0.09	$0.09	$0.09	$0.07

	Quarter Ended
2008	March 31	June 30	September 30	December 31
Interest income	$45,268	$44,075	$44,225	$43,988
Interest expense	28,239	25,980	25,643	24,329

Net interest income	17,029	18,095	18,582	19,659
Provision for loan losses	156	67	1,135	89

Net income after provision for loan losses	16,873	18,028	17,447	19,570
Total non-interest income	6,290	4,059	843	6,516
Total non-interest expense	15,601	15,727	16,022	16,028

Income before income taxes	7,562	6,360	2,268	10,058
Income taxes	2,501	2,081	645	3,867

Net income before non- controlling interest	5,061	4,279	1,623	6,191
Net loss attributable to non- controlling interest	1	—	—	1

Net income	$5,062	$4,279	$1,623	$6,192

Earnings per share-basic	$0.11	$0.09	$0.03	$0.13
Earnings per share-diluted	$0.10	$0.09	$0.03	$0.13
Cash dividend paid per share	$0.09	$0.09	$0.09	$0.09

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
Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature during a given period of time. The difference, or the interest rate sensitivity “gap,” provides an indication of the extent to which the Company’s interest rate spread will be affected by changes in interest rates. Refer to “Gap Analysis” below. Interest rate sensitivity is also measured through analysis of changes in the present value of the Company’s equity. Refer to “Present Value of Equity,” below.
Due to the nature of the Company’s operations, it is not directly subject to foreign currency exchange or commodity price risk. Instead, the Company’s real estate loan portfolio, which is concentrated in Wisconsin, is subject to risks associated with the state and local economies.
To achieve the objectives of managing interest rate risk, the Company’s executive management meets periodically to discuss and monitor the market interest rate environment and provides reports to the board of directors. Management seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, the Company’s earnings will remain within an acceptable range. Thee primary objectives of the Company’s interest rate management strategy are to:
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
Management believes that the frequent repricing of adjustable rate mortgage loans, the cash flows from 15-year fixed rate real estate loans, the shorter duration of consumer loans, and adjustable rate features and shorter durations of investment securities, reduce the Company’s interest rate risk exposure to acceptable levels.
Gap Analysis Repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a financial institution’s interest rate sensitivity “gap.” An asset or liability is said to be “interest rate sensitive” within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-

earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.
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
The table on the next page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities—based upon contractual maturities and if applicable, call dates. $177.8 million in investment securities with maturities beyond one year have been classified as due within one year based on their call dates. These investments may not be called prior to their stated maturities. $396.3 million in investment securities with call dates within one year have been classified as due beyond one year according to their stated maturities. These investments may be called prior to their stated maturities.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon final maturity. However, $856.0 million of borrowings classified as due beyond one year contain a redemption option which has not been reflected in the analysis. These borrowings could be redeemed at the option of the lender prior to their stated maturity (refer to “Financial Condition—Borrowings,” above).

	At December 31, 2009
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years —	Over 5
	Months	Months	2 Years	5 Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$46,078	$112,801	$173,621	$87,722	$103,030	$523,252
Adjustable	82,353	277,815	197,222	34,157	243	591,790
Construction:
Fixed	8,543	9,063	6,949	351	4,331	29,237
Adjustable	22,531	6,661	—	12,707	—	41,899
Consumer loans	102,124	51,772	66,410	29,094	24,731	274,131
Commercial business loans	20,187	15,991	14,531	497	38	51,244
Interest-earning deposits	189,962	—	—	—	—	189,962
Investment securities	21,545	177,800	94,884	225,350	95,991	615,570
Mortgage-related securities:
Fixed	29,009	75,065	123,040	120,663	257,087	604,864
Adjustable	114,724	147,743	—	—	—	262,467
Other interest-earning assets	46,092	—		—	—	46,092

Total interest-earning assets	683,148	874,711	676,657	510,541	485,451	3,230,508

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	303	902	2,361	2,300	85,919	91,785
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	706	2,105	5,513	5,369	200,590	214,283
Regular savings accounts	1,053	3,109	7,934	7,448	177,439	196,983
Money market accounts	345,144	—	—	—	—	345,144
Certificates of deposit	315,766	699,380	146,360	127,807	—	1,289,313
Advance payments by borrowers for taxes and insurance	—	2,508	—	—	—	2,508
Borrowings	258	786	102,254	2,680	801,001	906,979

Total interest-bearing liabilities	663,230	708,790	264,422	145,604	1,264,949	3,046,995

Interest rate sensitivity gap	$19,918	$165,921	$412,235	$364,937	$(779,498)	$183,513

Cumulative interest rate sensitivity gap	$19,918	$185,839	$598,074	$963,011	$183,513

Cumulative interest rate sensitivity gap as a percent of total assets	0.57%	5.29%	17.03%	27.42%	5.23%
Cumulative interest-earning assets as a percentage of interest-bearing liabilities	103.00%	113.54%	136.55%	154.04%	106.02%
Based on the above gap analysis, at December 31, 2009, the Company’s interest-earning assets maturing or repricing within one year exceeded its interest-bearing liabilities maturing or repricing within the same period by $185.8 million. This represented a positive cumulative one-year interest rate sensitivity gap of 5.3%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 113.5%. Based on this information, management anticipates that over the course of the next year the Company’s net interest income could benefit from an increase in market interest rates. Alternatively, the Company’s net interest income could be adversely affected by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”
In addition to not anticipating all of the factors that could impact future net interest income, gap analysis has certain shortcomings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable rate loans, have features which limit changes in interest rates on a short term basis and over the life of the loan. If interest rates change, prepayment, and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable rate loans may decrease if interest rates increase.
Present Value of Equity In addition to the gap analysis table, management also uses simulation models to monitor interest rate risk. The models report the present value of equity (“PVE”) in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate sensitive assets and liabilities. The PVE is the difference between the present value of expected cash flows of interest rate sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment, the fair market value of a fixed rate asset will decline whereas the fair market value of an adjustable rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the PVE whereas decreases in market value of assets will decrease the PVE. Conversely, increases in the market value of liabilities will decrease the PVE whereas decreases in the market value of liabilities will increase the PVE.
The following table presents the estimated PVE over a range of interest rate change scenarios at December 31, 2009. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+300	$379,148	$(147,605)	(28.0)%	11.20%	(22.4)%
+200	435,625	(91,128)	(17.3)	12.54	(13.1)
+100	485,394	(41,359)	(7.9)	13.63	(5.6)
0	526,753	—	—	14.43	—
-100	496,638	(30,115)	(5.7)	13.43	(6.9)
Based on the above analysis, management anticipates that the Company’s PVE may be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower loan prepayments and reduced likelihood of security calls), partially offset by a decline in the present value of FHLB advances. However, at higher interest rate scenarios (i.e., +300), management has assumed the Company’s FHLB advances will be redeemed, which reduces the positive impact of this offset in higher interest rate scenarios. Based on the above analysis, management anticipates that the Company’s PVE may also be adversely impacted by a decrease in interest rates. This decline is due to shorter earning asset durations in lower interest rate scenarios which reduces the positive impact decreases in interest rates normally have on the present value of earning assets. It should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”
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
Milwaukee, Wisconsin
We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such 2009 and 2008 consolidated financial statements present fairly, in all material respects, the financial position of Bank Mutual Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 5, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Bank Mutual Corporation
We have audited the accompanying statements of income, equity, and cash flows of Bank Mutual Corporation for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated results of operations and cash flows of Bank Mutual Corporation and Subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young
Milwaukee, Wisconsin
March 5, 2008

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31
	2009	2008
	(Dollars in Thousands)
Assets

Cash and due from banks	$37,696	$41,017
Interest-earning deposits in banks	189,962	71,876

Cash and cash equivalents	227,658	112,893
Securities available-for-sale, at fair value:
Investment securities	614,104	419,138
Mortgage-related securities	866,848	850,867
Loans held-for-sale, net	13,534	19,030
Loans receivable, net	1,506,056	1,829,053
Goodwill	52,570	52,570
Mortgage servicing rights, net	6,899	3,703
Other intangible assets, net	1,405	1,809
Other assets	222,990	200,626

Total assets	$3,512,064	$3,489,689

Liabilities and equity

Liabilities:
Deposit liabilities	$2,137,508	$2,128,277
Borrowings	906,979	907,971
Advance payments by borrowers for taxes and insurance	2,508	1,929
Other liabilities	59,668	48,977

Total liabilities	3,106,663	3,087,154

Equity:
Preferred stock—$0.01 par value:
Authorized —20,000,000 shares in 2009 and 2008 Issued and outstanding—none in 2009 and 2008	—	—
Common stock — $0.01 par value:
Authorized —200,000,000 shares in 2009 and 2008 Issued—78,783,849 shares in 2009 and 2008 Outstanding—46,165,635 shares in 2009 and 47,686,759 in 2008	788	788
Additional paid-in capital	499,376	498,501
Retained earnings	272,518	273,826
Unearned ESOP shares	(347)	(1,247)
Accumulated other comprehensive loss	(2,406)	(16,404)
Treasury stock—32,618,214 shares in 2009 and 31,097,090 in 2008	(367,452)	(355,853)

Total shareholders’ equity	402,477	399,611
Non-controlling interest in real estate partnership	2,924	2,924

Total equity including non-controlling interest	405,401	402,535

Total liabilities and equity	$3,512,064	$3,489,689

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2009	2008	2007
	(Dollars in Thousands, Except Per Share Data)
Interest income:
Loans	$95,802	$113,635	$123,141
Investment securities	18,199	16,041	4,871
Mortgage-related securities	37,734	45,535	52,518
Interest-earning deposits	79	2,345	2,471

Total interest income	151,814	177,556	183,001

Interest expense:
Deposit liabilities	44,568	64,689	76,011
Borrowings	39,205	39,484	37,738
Advance payments by borrowers for taxes and insurance	11	18	22

Total interest expense	83,784	104,191	113,771

Net interest income	68,030	73,365	69,230
Provision for (recovery of) loan losses	12,413	1,447	(272)

Net interest income after provision for loan losses	55,617	71,918	69,502

Non-interest income:
Service charges on deposits	6,408	6,688	6,612
Brokerage and insurance commissions	2,785	2,626	2,617
Loan related fees and servicing revenue, net	130	(6)	1,026
Gain on loan sales activities, net	9,110	2,109	1,478
Gain (loss) on investments, net	6,758	(1,166)	(1,228)
Gain (loss) on foreclosed real estate, net	(642)	(155)	8
Real estate investment partnership income	—	—	1,422
Other non-interest income	6,436	7,612	8,493

Total non-interest income	30,985	17,708	20,428

Non-interest expense:
Compensation, payroll taxes, and other employee benefits	39,077	38,538	38,234
Occupancy and equipment	11,760	11,614	11,277
Federal insurance premiums and special assessments	4,597	332	258
Amortization of other intangible assets	405	618	661
Real estate investment partnership cost of sales	—	—	645
Other non-interest expense	11,620	12,275	12,468

Total non-interest expense	67,459	63,377	63,543

Income before income taxes	19,143	26,249	26,387
Income tax expense	5,418	9,094	8,892

Net income before non-controlling interest	13,725	17,155	17,495
Net (income) loss attributable to non-controlling interests	—	1	(392)

Net income	$13,725	$17,156	$17,103

Per share data:
Earnings per share—basic	$0.29	$0.36	$0.32
Earnings per share—diluted	$0.29	$0.35	$0.31
Cash dividends per share paid	$0.34	$0.36	$0.33
Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Equity

							Non-Controlling
		Additional		Unearned	Accumulated Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total

Balance at December 31, 2006	$788	$496,302	$273,454	$(3,066)	$(15,426)	$(218,273)	$2,518	$536,297

Comprehensive income:
Net income	—	—	17,103	—	—	—	—	17,103
Net Income attributable to non-controlling interest	—	—	—	—	—	—	392	392
Other comprehensive income:
Change in net unrealized loss on securities available-for-sale, net of deferred income taxes of $4,707	—	—	—	—	7,973	—	—	7,973
Reclassification adjustment for gain on securities included in income, net of income taxes of $492	—	—	—	—	736	—	—	736
Pension asset, net of deferred income taxes of $349	—	—	—	—	648	—	—	648

Total comprehensive income	—	—	—	—	—	—	—	26,852

Purchase of treasury stock	—	—	—	—	—	(120,687)	—	(120,687)
Committed ESOP shares	—	2,829	—	900	—	—	—	3,729
Exercise of stock options	—	(3,001)	—	—	—	4,830	—	1,829
Share based payments	—	2,278	—	—	—	(126)	—	2,152
Cash dividends ($0.33 per share)	—	—	(17,227)	—	—	—	—	(17,227)

Balance at December 31, 2007	$788	$498,408	$273,330	$(2,166)	$(6,069)	$(334,256)	$2,910	$432,945

Comprehensive income:
Net income	—	—	17,156	—	—	—	—	17,156
Net Income attributable to non-controlling interest	—	—	—	—	—	—	(1)	(1)
Other comprehensive income:
Change in net unrealized loss on securities available-for-sale, net of deferred income taxes of $(3,430)	—	—	—	—	(6,633)	—	—	(6,633)
Reclassification adjustment for gain on securities included in income, net of income taxes of $468	—	—	—	—	698	—	—	698
Pension liability, net of deferred income taxes of $(2,491)	—	—	—	—	(4,392)	—	—	(4,392)

Total comprehensive income	—	—	—	—	—	—	—	6,828

Impact of change in measurement date for qualified and supplemental pension plans	—	—	(218)	—	(8)	—	—	(226)
Capital contribution to real estate partnership	—	—	—	—	—	—	15	15
Purchase of treasury stock	—	—	—	—	—	(29,927)	—	(29,927)
Issuance of management recognition plan shares	—	(403)	—	—	—	403	—	—
Committed ESOP shares	—	2,696	—	919	—	—	—	3,615
Exercise of stock options	—	(4,489)	—	—	—	8,181	—	3,692
Share based payments	—	2,289	—	—	—	(254)	—	2,035
Cash dividends ($0.36 per share)	—	—	(16,442)	—	—	—	—	(16,442)

Balance at December 31, 2008	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Equity (continued)

							Non-Controlling
		Additional		Unearned	Accumulated Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total

Balance at December 31, 2008	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535

Comprehensive income:
Net income	—	—	13,725	—	—	—	—	13,725
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—
Other comprehensive income:
Change in net unrealized loss on securities available-for-sale, net of deferred income taxes of $8,847	—	—	—	—	15,660	—	—	15,660
Reclassification adjustment for gain on securities included in income, net of income taxes of $(2,710)	—	—	—	—	(4,048)	—	—	(4,048)
Pension asset, net of deferred income taxes of $1,126	—	—	—	—	2,386	—	—	2,386

Total comprehensive income	—	—	—	—	—	—	—	27,723

Purchase of treasury stock	—	—	—	—	—	(14,397)	—	(14,397)
Committed ESOP shares	—	1,969	—	900	—	—	—	2,869
Exercise of stock options	—	(1,966)	—	—	—	2,798	—	832
Share based payments	—	872	—	—	—	—	—	872
Cash dividends ($0.34 per share)	—	—	(15,033)	—	—	—	—	(15,033)

Balance at December 31, 2009	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2009	2008	2007
	(Dollars in Thousands)
Operating activities:
Net income	$13,725	$17,156	$17,103
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for (recovery of) loan losses	12,413	1,447	(272)
Provision for depreciation	2,567	2,469	2,620
Amortization of other intangible assets	405	618	661
Amortization of mortgage servicing rights	3,023	1,587	1,191
Increase (decrease) in valuation on MSRs	(535)	822	—
Minority interest in real estate investment partnership	—	1	392
Stock-based compensation expense	3,741	5,650	5,881
Net amortization on securities	2,039	(1,482)	(1,894)
Loans originated for sale	(578,312)	(139,387)	(107,045)
Proceeds from loan sales	587,234	129,014	103,112
Net gain on sale of available-for-sale securities	(7,589)	(7,192)	—
Other than temporary impairment of available-for-sale securities	831	8,358	1,228
Net gain from real estate investment partnership	—	—	(777)
Gain on sales of loans originated for sale	(9,110)	(2,109)	(1,478)
Increase (decrease) in other liabilities	13,077	(54)	(15,518)
Decrease (increase) in other assets	(12,387)	(9,452)	21,415
Decrease (increase) in accrued interest receivable	3,212	(1,908)	(1,118)

Net cash provided by operating activities	34,334	5,538	25,501

Investing activities:
Proceeds from maturities of investment securities	467,902	29,992	—
Purchases of investment securities	(689,075)	(351,202)	(51,270)
Purchases of mortgage-related securities	(779,170)	(345,842)	(247,428)
Principal repayments on mortgage-related securities	318,225	195,479	227,041
Proceeds from sale of investment securities	493,639	392,358	—
Net decrease in loans receivable	286,863	160,877	26,317
Proceeds from real estate investment partnership	—	—	1,422
Purchase of Federal Home Loan Bank stock	—	—	(216)
Proceeds from sale of foreclosed properties	3,949	2,100	949
Net purchases of premises and equipment	(2,122)	(3,145)	(3,722)

Net cash provided by (used in) investing activities	100,211	80,618	(46,907)

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2009	2008	2007
	(Dollars in Thousands)
Financing activities:
Net cash inflows (outflows) from deposit liabilities	$9,231	$34,825	$(56,070)
Net decrease in short-term borrowings	—	—	(175,000)
Proceeds from long-term borrowings	—	—	657,950
Repayments on long-term borrowings	(992)	(4,488)	(275,516)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	579	114	(384)
Proceeds from exercise of stock options	556	3,313	1,396
Excess tax benefit from exercise of stock options	276	379	433
Cash dividends	(15,033)	(16,442)	(17,227)
Capital contribution to real estate partnership	—	14	—
Purchase of treasury stock	(14,397)	(29,927)	(120,687)

Net cash provided by (used in) financing activities	(19,780)	(12,212)	14,895

Increase (decrease) in cash and cash equivalents	114,765	73,944	(6,511)
Cash and cash equivalents at beginning of year	112,893	38,949	45,460

Cash and cash equivalents at end of year	$227,658	$112,893	$38,949

Supplemental information:
Interest paid on deposits and borrowings	$84,927	$121,660	$102,744
Income taxes paid	9,112	10,704	8,187
Loans transferred to foreclosed and repossessed assets	23,721	3,179	3,724
Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
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
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. The Bank has the following wholly-owned subsidiaries: BancMutual Financial & Investment Services, Inc., Mutual Investment Corporation, MC Development Ltd., and First Northern Investments, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The Bank or its subsidiaries also own 50% interests in two entities, Savings Financial Corporation, which is accounted for using the equity method, and Arrowood Development, LLC, which is a variable interest entity and is consolidated into the financial statements.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers federal funds sold and interest-bearing deposits in banks that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2009 and 2008, was approximately $600 and $610, respectively.
Federal Home Loan Bank Stock
Stock of the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) is owned due to regulatory requirements and carried at cost, which is its redemption value, and is included in other assets. FHLB stock is periodically reviewed for impairment based on management’s assessment of the ultimate recoverability of the investment rather than temporary declines in its estimated fair value.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
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
Impairment of available-for-sale securities is evaluated considering numerous factors, and their relative significance varies case-by-case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of a security; and the Company’s intent and/or likely need to sell the security before its anticipated recovery in fair value. Further, if the Company does not expect to recover the entire amortized cost of the security (i.e., a credit loss is expected), the Company will be unable to assert that it will recover its cost basis even if it does not intend to sell the security. If, based upon an analysis of each of these factors, it is determined that the impairment is other-than-temporary, the carrying value of the security is written down through earnings by the amount of the expected credit loss.
Loans Held-for-Sale
In 2009, loans held-for-sale, which generally consist of current production of certain fixed-rate mortgage loans, are recorded at market value, determined on an individual loan basis. Prior to 2009, loans held-for-sale were recorded at the lower of cost or market value, determined on an individual loan basis. Refer to “Recent Accounting Changes,” below, for additional discussion. The Company’s interest rate lock commitments and forward commitments to sell loans are measured at fair value with the resulting unrealized gain or loss included in loans held-for-sale. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
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
Mortgage Banking Loan Commitments
In connection with its mortgage banking activities, the Company enters into loan commitments to fund residential mortgage loans at specified interest rates and within specified periods of time, generally up to 60 days from the time of rate lock. A loan commitment whose loan arising from exercise of the loan commitment will be held for sale upon funding is a derivative instrument, which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.
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
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is analyzed annually for impairment or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. Goodwill is analyzed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company determined that the consolidated entity has one operating segment and is the level for which goodwill is analyzed. Other intangible assets, primarily attributed to the customer relationships acquired, are amortized over their estimated useful lives, generally seven to fifteen years. Other intangible assets are analyzed for impairment if facts and circumstances indicate they may be impaired
Life Insurance Policies
Investments in life insurance policies owned by the Company are carried at the amount that could be realized under the insurance contract if the Company cashed them in on the respective dates.
Income Taxes
The Company files a consolidated federal income tax return and, prior to 2009, separate or combined state income tax returns, depending on the state. Beginning in 2009, the Company files combined state income tax returns in all of the states in which it conducts business. A deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized. Changes in valuation allowances are recorded as a component of income taxes.
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
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
Segment Information
The Company has determined that it has one reportable segment—community banking. The Company offers a range of financial products and services to external customers, including: accepting deposits from the general public; originating residential, consumer and commercial loans; and marketing annuities and other insurance products.
Recent Accounting Changes
In 2006 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans. The Company adopted the recognition portions of this new accounting guidance in 2006 and the measurement portions in 2008, as required by the standard. The adoptions of this new guidance had no material effect on the Company’s financial statements.
In 2007 the FASB issued new accounting guidance on fair value measurements, which allows eligible assets and liabilities to be measured at fair value without having to apply complex hedge accounting provisions. This new accounting guidance was effective for the Company as of January 1, 2008. As of that date, the Company elected not to apply the new accounting guidance to any of its financial assets or financial liabilities. Effective January 1, 2009, however, the Company elected to measure at fair value the fixed-rate, 15- and 30-year, one- to four-family mortgage loans originated after that date that the Company intends to sell in the secondary market (i.e., loans held-for-sale). The Company believes this change more appropriately matches the accounting treatment of loans held-for-sale with the accounting treatment of the financial instruments the Company uses to hedge its exposure to market risk in such loans. Adoption of this new guidance had no material effect on the Company’s financial statements. Prior to 2009, loans held-for-sale were carried at the “lower of cost or market.”
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
In 2007 the FASB issued new accounting guidance related to business combinations. This new guidance was effective for the Company on January 1, 2009, and will be applied prospectively to future business combinations. This new accounting guidance may have a significant impact on the Company’s future financial condition or results of operations depending on the nature or type of future business combinations, if any.
In 2008 the FASB issued new accounting guidance related to employer’s disclosures about postretirement benefit plan assets. This new guidance was effective for fiscal years ending after December 15, 2009. The Company’s adoption of this new guidance had no impact on the Company’s financial condition, results of operations, or liquidity, although it affected how certain matters are presented in the financial statements.
In April 2009, the FASB issued new accounting guidance in three areas: recognition and presentation of other-than-temporary impairments (“OTTI”); determining fair value for assets or liabilities in markets that are not orderly; and interim disclosures about the fair value of financial instruments. The new guidance in all of these areas was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the new guidance in all three of these areas during the second quarter of 2009. Application of this new guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity, although it affects how certain matters may be presented in the financial statements.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
In June 2009 the Company adopted new guidance issued by the FASB related to subsequent events. This new guidance established general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company evaluated subsequent events through the issuance date of the financial statements.
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
In August 2009 the FASB issued new accounting guidance that clarified certain matters relating to the measurement of the fair value of liabilities. This guidance was effective for the first reporting period following its issuance, which for the Company was the fourth quarter of 2009. The Company’s adoption of the new guidance had no impact on its financial condition, results of operations, liquidity, or fair value disclosures.
In January 2010 the FASB issued new accounting guidance related to certain disclosures about fair value measurements. Certain aspects of the new guidance are effective for reporting periods beginning after December 15, 2009, which for the Company is the first quarter of 2010. However, certain other aspects are not effective until the first reporting period beginning after December 15, 2010, which will be the first quarter of 2011 for the Company. The Company’s adoption of the new guidance is not expected to have an impact on its financial condition, results of operations, or liquidity, although it will affect the matters that will be disclosed in the financial statements.
Reclassifications
In 2009, the Company changed its presentation of certain items in the consolidated statements of income and cash flows. Conforming changes were also reflected via a change in presentation of 2008 and 2007 amounts. In the consolidated statements of income, the Company changed its presentation of net mortgage servicing revenue and gain (loss) from changes in fair market valuations of loan commitments. This resulted in a reclassification of $(566) and $548 of net mortgage servicing revenue from other non-interest income to net loan related fees and servicing revenue for 2008 and 2007, respectively. The Company reclassified gain (loss) from changes in the fair value of loan commitments from other non-interest income to net gain on loan sale activities of $416 and zero for 2008 and 2007, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$594,024	$128	$(2,360)	$591,792
Mutual funds	21,546	831	(65)	22,312

Total investment securities	615,570	959	(2,425)	614,104

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	291,318	4,180	(310)	295,188
Federal National Mortgage Association	220,437	5,044	(723)	224,758
Private label CMOs	120,780	104	(9,102)	111,782
Government National Mortgage Association	234,796	1,512	(1,188)	235,120

Total mortgage-related securities	867,331	10,840	(11,323)	866,848

Total securities available-for-sale	$1,482,901	$11,799	$(13,748)	$1,480,952

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$372,446	$7,089	—	$379,535
Mutual funds	39,632	36	$(65)	39,603

Total investment securities	412,078	7,125	(65)	419,138

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	281,652	1,367	(782)	282,237
Federal National Mortgage Association	411,528	2,534	(698)	413,364
Private label CMOs	157,706	—	(29,147)	128,559
Government National Mortgage Association	26,739	208	(240)	26,707

Total mortgage-related securities	877,625	4,109	(30,867)	850,867

Total securities available-for-sale	$1,289,703	$11,234	$(30,932)	$1,270,005

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
As of December 31, 2009, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. government and federal obligations	$(2,360)	24	$441,714	—	—	—	$(2,360)	$442,714
Mutual funds	—	—	—	$(65)	1	$644	(65)	644

Total investment securities	(2,360)	24	441,714	(65)	1	644	(2,425)	442,358

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(122)	3	49,961	(188)	5	6,073	(310)	56,034
Federal National Mortgage Association	(668)	5	35,848	(55)	1	1,490	(723)	37,338
Government National Mortgage Association	(1,106)	5	84,135	(82)	3	7,039	(1,188)	91,174
Private label CMOs	—	—	—	(9,102)	25	88,860	(9,102)	88,860

Total mortgage-related securities	(1,896)	13	169,944	(9,427)	34	103,462	(11,323)	273,406

Total	$(4,256)	37	$611,658	$(9,492)	35	$104,106	$(13,748)	$715,764

As of December 31, 2008, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
Mutual funds	$(65)	1	$643	—	—	—	$(65)	$643

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	—	—	—	$(782)	38	$94,959	(782)	94,959
Federal National Mortgage Association	(192)	8	12,537	(506)	40	96,429	(698)	108,966
Government National Mortgage Association	(4)	1	218	(236)	6	14,825	(240)	15,043
Private label CMOs	(6,078)	11	56,594	(23,069)	18	71,963	(29,147)	128,557

Total mortgage-related securities	(6,274)	20	69,349	(24,593)	102	278,176	(30,867)	347,525

Total	$(6,339)	21	$69,992	$(24,593)	102	$278,176	$(30,932)	$348,168

The Company has determined that the unrealized losses reported for its investment and mortgage-related securities as of December 31, 2009 and 2008, were temporary. The Company believes it is probable that it will receive all

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
future contractual cash flows related to these securities. The Company does not intend to sell these securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost.
A substantial portion of the Company’s securities that were in an unrealized loss position at December 31, 2009 and 2008, consisted of U.S. government and federal agency obligations and mortgage-related securities issued by government sponsored entities. Accordingly, the Company determined that none of those securities were other-than-temporarily impaired as of those dates. The Company also determined that none of its private-label CMOs were other-than-temporarily impaired as of those dates. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities. As of December 31, 2009, the Company had seven private-label CMOs with an aggregate carrying value of $31,697 and unrealized loss of $2,763 that were rated less than investment grade. These seven private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. Based on this analysis, management concluded that none of these seven securities were other-than-temporarily impaired as of December 31, 2009. The Company had no private-label CMOs rated less than investment grade at December 31, 2008.
During 2009, the Company recorded an impairment of $831 on one of its mutual fund investments. This impairment was included as a component of net gain (loss) on investments in the income statement for the year ended December 31, 2009. During 2008, the company recorded an impairment of $6,916 on this same mutual fund, and accordingly it was included as a component of net gain (loss) on investments in the income statement in that period.
Results of operations included gross realized gains on the sale of securities available-for-sale of $7,589, $7,192, and zero for 2009, 2008, and 2007, respectively. None of these periods included gross realized losses on the sale of securities available-for-sale.
The amortized cost and fair values of securities by contractual maturity at December 31, 2009, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	—	—
Due after one year through five years	$342,350	$341,447
Due after five years through ten years	99,706	99,429
Due after ten years	151,969	150,916
Mutual funds	21,545	22,312
Mortgage-related securities	867,331	866,848

Total securities available for sale	$1,482,901	$1,480,952

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
The following table summarizes the adjustment to other comprehensive income and the related tax effect for securities available-for-sale for each of the three years ended December 31:

	2009	2008	2007

Change in unrealized holding gain (loss):
Unrealized net gains (losses)	$17,749	$(8,897)	$13,908
Related tax expense (benefit)	6,137	(2,962)	5,199

Change in other comprehensive income	$11,612	$(5,935)	$8,709

Investment securities with a fair value of approximately $394,789 and $206,642 at December 31, 2009 and 2008, respectively, were pledged to secure deposits, FHLB advances, and for other purposes as permitted or required by law.
3. Loans Receivable
Loans receivable consist of the following:

	December 31
	2009	2008

Permanent mortgage loans:
One- to four-family	$656,018	$881,288
Multi-family	190,377	190,497
Commercial real estate	285,764	275,802

Total permanent mortgages	1,132,159	1,347,587

Construction and development loans:
One- to four-family	11,441	17,349
Multi-family	52,323	71,208
Commercial real estate	32,109	70,612

Total construction and development	95,873	159,169

Total mortgage loans	1,228,032	1,506,756

Consumer loans:
Fixed term home equity	124,519	173,104
Home equity lines of credit	88,796	86,962
Student	19,793	21,469
Home improvement	28,441	36,023
Automobile	4,077	11,775
Other	9,871	8,740

Total consumer loans	275,497	338,073
Commercial business loans	52,167	49,623

Gross loans receivable	1,555,696	1,894,452
Undisbursed loan proceeds	(32,690)	(54,187)
Allowance for loan losses	(17,028)	(12,208)
Deferred fees and costs, net	78	996

Total loans receivable, net	$1,506,056	$1,829,053

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties that are generally located in the Company’s local lending areas in Wisconsin, Michigan, and Minnesota. Non-accrual loans at December 31, 2009, were $41,750 and at December 31, 2008, were $32,513. Accruing loans that were delinquent 90 days or more at December 31, 2009, were $834 and at December 31, 2008, were $576.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
At December 31, 2009 and 2008, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of $796,046 and $1,038,779, respectively, were pledged to secure FHLB advances.
A summary of the activity in the allowance for loan losses follows:

	Year Ended December 31
	2009	2008	2007

Balance at beginning of period	$12,208	$11,774	$12,574
Provision for (recovery of) loan losses	12,413	1,447	(272)

Charge-offs:
Mortgage loans	(5,829)	(613)	(178)
Consumer loans	(526)	(411)	(412)
Commercial business loans	(1,291)	(34)	(33)

Total charge-offs	(7,646)	(1,058)	(623)

Recoveries:
Mortgage loans	20	—	—
Consumer loans	33	45	95

Total recoveries	53	45	95

Net charge-offs	(7,593)	(1,013)	(528)

Balance at end of period	$17,028	$12,208	$11,774

The unpaid principal balance of loans serviced for others was $1,006,279 and $728,407 at December 31, 2009 and 2008, respectively. These loans are not reflected in the consolidated financial statements.
A loan is considered impaired when, in management’s judgment, it becomes probable that all contractual principal and interest will not be collected. The following tables present data on impaired loans:

	December 31
	2009	2008

Impaired loans for which an allowance has been provided	$16,299	$16,535
Impaired loans for which no allowance has been provided	26,285	16,554

Total loans determined to be impaired	$42,584	$33,089

Allowance for loan losses related to impaired loans	$6,033	$3,351

	Year Ended December 31
	2009	2008	2007

Average recorded investment in impaired loans	$40,172	$21,396	$19,746
Cash basis interest income recognized from impaired loans	$196	$117	$853
4. Goodwill, Other Intangible Assets, and Mortgage Servicing Rights
Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Management determined that there were no goodwill impairments in 2009, 2008, or 2007. The carrying value of goodwill at the end of each of these periods was $52,570.
Other intangible assets consist of deposit base intangibles. As of December 31, 2009 and 2008, deposit base intangibles were net of accumulated amortization of $13,095 and $12,691, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
4. Goodwill, Other Intangible Assets, and Mortgage Servicing Rights (continued)
The activity in mortgage servicing rights during the years ended December 31 is presented in the following table.

	2009	2008	2007

Mortgage servicing rights at beginning of year	$4,525	$4,708	$4,653
Additions	5,684	1,404	1,246
Amortization	(3,023)	(1,587)	(1,191)

Mortgage servicing rights at end of year	7,186	4,525	4,708
Valuation allowance	(287)	(822)	—

Mortgage servicing rights at end of year	$6,899	$3,703	$4,708

The following table shows the current period and estimated future amortization expense for amortizable intangible assets:

	Mortgage
	Servicing	Deposit Base
	Rights	Intangibles	Total

Twelve months ended December 31, 2009	$3,023	$405	$3,428

Estimate for year ending December 31:
2010	$1,268	$405	$1,673
2011	1,154	405	1,559
2012	1,006	199	1,205
2013	912	140	1,052
2014	838	140	978
Thereafter	1,721	116	1,837

Total	$6,899	$1,405	$8,304

The projections of amortization expense shown above for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2009. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
5. Other Assets
Other assets are summarized as follows:

	December 31
	2009	2008

Accrued interest:
Mortgage-related securities	$4,651	$6,669
Investment securities	1,875	1,734
Loans receivable	6,795	8,130

Total accrued interest	13,321	16,533
Bank owned life insurance	53,295	51,261
Premises and equipment, net	51,715	52,209
Federal Home Loan Bank stock, at cost	46,092	46,092
Foreclosed properties and repossessed assets	17,689	4,768
Prepaid FDIC insurance premiums	12,521	—
Other assets	28,357	29,763

Total other assets	$222,990	$200,626

Premises and equipment are summarized as follows:

	December 31
	2009	2008

Land and land improvements	$17,523	$17,300
Office buildings	51,376	50,177
Furniture and equipment	18,448	18,701
Leasehold improvements	1,189	1,298

Total cost	88,536	87,476
Less accumulated depreciation and amortization	36,821	35,267

Total premises and equipment, net	$51,715	$52,209

Depreciation expense for 2009, 2008, and 2007 was $2,567, $2,469, and $2,620, respectively.
The Company leases various branch offices, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2017. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2009:

Amount
2010	$974
2011	770
2012	674
2013	624
2014	588
Thereafter	2,898

Total	$6,528

Rental expense totaled $1,146, $1,238, and $1,132, for 2009, 2008, and 2007, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
6. Deposits Liabilities
Deposit liabilities are summarized as follows:

	December 31
	2009	2008

Checking accounts:
Non-interest-bearing	$94,619	$89,106
Interest-bearing	211,448	180,269

Total checking accounts	306,067	269,375

Money market accounts	345,144	340,631
Regular savings accounts	196,983	185,003

Certificate of deposits:
Due within one year	992,752	958,863
After one but within two years	145,385	243,104
After two but within three years	23,370	25,746
After three but within four years	98,274	13,723
After four but within five years	29,533	91,832
After five years	—	—

Total certificates of deposit	1,289,314	1,333,268

Total deposit liabilities	$2,137,508	$2,128,277

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more was $313,053 and $293,589 at December 31, 2009 and 2008, respectively.
Interest expense on deposits was as follows:

	Year Ended December 31
	2009	2008	2007

Interest-bearing checking accounts	$121	$376	$351
Money market accounts	2,795	8,245	8,500
Regular savings accounts	181	609	924
Certificate of deposits	41,471	55,459	66,236

Total interest expense on deposit liabilities	$44,568	$64,689	$76,011

7. Borrowings
Borrowings consist of the following:

	December 31, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	264	4.17	278	4.17
Thereafter	806,715	4.23	807,693	4.23

Total borrowings	$906,979	4.26%	$907,971	4.26%

Substantially all of the Company’s FHLB advances are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. At December 31, 2009, $856,000 of the Company’s FHLB advances were redeemable on a quarterly basis at the option of the FHLB of Chicago.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings (continued)
The Company is required to pledge certain unencumbered mortgage loans and mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Advances are also collateralized by the shares of capital stock of the FHLB of Chicago that are owned by the Company. The Company’s borrowings at the FHLB of Chicago are limited to the lesser of: (1) 35% of total assets; (2) twenty (20) times the FHLB of Chicago capital stock owned by the Company; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities.
The Company has a $5,000 and a $10,000 line of credit with two financial institutions. At December 31, 2009 and 2008, no amounts were outstanding on these lines of credit.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2009, that the Bank met all capital adequacy requirements. Management is not aware of any conditions or events, which would change the Bank’s status as well capitalized.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
8. Shareholders’ Equity (continued)
The Bank’s actual and required regulatory capital amounts and ratios as of December 31, 2009 and 2008, are presented in the following table:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital (to risk-weighted assets)	$348,741	20.86%	$133,772	8.00%	$167,215	10.00%
Tier 1 capital (to risk-weighted assets)	339,847	20.32	66,886	4.00	100,329	6.00
Tier 1 capital (to adjusted total assets)	339,847	9.84	138,158	4.00	172,697	5.00

As of December 31, 2008:
Total capital (to risk-weighted assets)	$349,928	20.61%	$135,856	8.00%	$169,820	10.00%
Tier 1 capital (to risk-weighted assets)	337,720	19.89	67,928	4.00	101,892	6.00
Tier 1 capital (to adjusted total assets)	337,720	9.79	138,028	4.00	172,536	5.00
The following table presents reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	December 31, 2009
	Risk-	Tier I
	Based	(Core)
	Capital	Capital

Stockholder’s equity according to the Bank’s records	$394,594	$394,594
Net unrealized loss on securities available for sale, net of taxes	1,167	1,167
Additional minimum pension asset, net of taxes	1,239	1,239
Goodwill and intangibles	(53,410)	(53,410)
Investment in “non-includable” subsidiaries	(3,743)	(3,743)
Allowance for loan losses	8,894	—

Regulatory capital	$348,741	$339,847

Accumulated other comprehensive income is as follows:

	December 31
	2009	2008

Net unrealized loss on securities available-for-sale	$(1,167)	$(12,779)
Additional minimum pension asset	(1,239)	(3,625)

Accumulated other comprehensive income (loss)	$(2,406)	$(16,404)

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
9. Earnings Per Share
The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year Ended December 31
	2009	2008	2007

Basic earnings per share:
Net income	$13,725	$17,156	$17,103

Weighted average shares outstanding	46,177,189	47,212,574	53,593,140
Allocated ESOP shares during the period	327,251	327,250	327,251
Vested MRP shares during the period	61,455	186,636	189,252

Basic shares outstanding	46,565,895	47,726,460	54,109,643

Basic earnings per share	$0.29	$0.36	$0.32

Diluted earnings per share:
Net income	$13,725	$17,156	$17,103

Weighted average shares outstanding used in basic earnings per share	46,565,895	47,726,460	54,109,643
Net dilutive effect of:
Stock option shares	612,584	898,416	1,267,200
Non-vested MRP shares	—	4,363	20,947

Diluted shares outstanding	47,178,479	48,629,239	55,397,790

Diluted earnings per share	$0.29	$0.35	$0.31

The Company had stock options for 2,064,000, 2,133,800, and 2,271,000 shares outstanding at December 31, 2009, 2008, and 2007, respectively, which were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.75, $10.75, and $10.71, as of those same dates, respectively.
10. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $181 in 2009, $155 in 2008, and $146 in 2007.
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
Effective January 1, 2008, the Company adopted the measurement portions of a new accounting standard that the FASB issued in 2006 related to defined benefit pension and other post retirement benefit plans. The Company uses a year-end measurement date to measure the funded status of its plans. The adoption of the new standard in 2008

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
resulted in an increase in the Company’s liabilities for its qualified pension plan and its supplemental pension plan of $347, an increase in deferred tax assets of $122, an after-tax increase to accumulated other comprehensive loss of $8, and an after tax charge to retained earnings of $218.
The changes in benefit obligations and plan assets at December 31, 2009 and 2008, are presented in the following table. Due to the adoption of the new measurement date provisions in 2008, the changes in benefit obligations and plan assets for the year ended December 31, 2008, include fourteen months of activity.

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$30,389	$26,863	$7,233	$6,880
Service cost	1,765	2,033	197	215
Interest cost	1,821	1,934	430	491
Actuarial loss (gain)	1,801	329	(115)	(6)
Benefits paid	(744)	(770)	(297)	(347)

Benefit obligation at end of year	$35,032	$30,389	$7,448	$7,233

Change in plan assets:
Fair value of plan assets at beginning of year	$24,943	$28,237	—	—
Actual return on plan assets	6,435	(4,146)	—	—
Employer contributions	5,000	1,622	$297	$347
Benefits paid	(744)	(770)	(297)	(347)

Fair value of plan assets at end of year	35,634	24,943	—	—

Funded status at the end of the year	$602	$(5,446)	$(7,448)	$(7,233)

The funded status of the qualified plan at December 31, 2009, is recognized in the statement of financial condition as prepaid pension. The underfunded status of this plan at December 31, 2008, as well as the underfunded status of the supplemental plan at both December 31, 2009 and 2008, are recognized as accrued pension liability.
Unrecognized net losses (gains) in accumulated other comprehensive income, net of tax, are $1,785 and $4,192 for the qualified pension plan and $(446) and $(402) for the supplemental pension plan as of December 31, 2009 and 2008, respectively.
The estimated net of tax costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is zero for the qualified plan. The accumulated benefit obligations for the defined benefit pension plan were $32,081 at December 31, 2009, and $27,954 at December 31, 2008.
The assumptions used to determine the benefit obligation as of December 31 is as follows:

	2009	2008

Discount rate	5.84%	6.07%
Rate of increase in compensation levels	3.50%	3.50%
Expected long-term rate of return on plan assets (qualified plan)	6.50%	7.00%

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The assumptions used to determine the net cost for the years ended December 31 is as follows:

	2009	2008	2007

Discount rate	6.07%	6.25%	6.00%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets (qualified plan)	7.00%	7.00%	7.00%
The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.
Using an actuarial measurement date of December 31, 2009 and 2008, and October 31, 2007, components of net periodic benefit cost follow:

	2009	2008	2007

Qualified pension plan:
Service cost	$1,764	$1,743	$1,789
Interest cost	1,821	1,657	1,471
Expected return on plan assets	(1,719)	(1,953)	(1,796)
Amortization of unrecognized prior service cost	—	23	30
Amortization of net loss	558	—	—

Net periodic cost	$2,424	$1,470	$1,494

Supplemental pension plan:
Service cost	$196	$184	$173
Interest cost	430	421	393
Amortization of prior service cost	—	—	55

Net periodic cost	$626	$605	$621

At December 31, 2009, the projected benefit payments for each of the plans are as follows:

	Qualified	Supplemental
	Plan	Plan	Total

2009	$1,060	$297	$1,357
2011	1,296	760	2,056
2012	1,524	760	2,284
2012	1,864	760	2,624
2014	2,095	760	2,855
2015 - 2019	13,992	2,411	16,403

Total	$21,831	$5,748	$27,579

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The fair value of the Company’s pension plan assets at December 31, 2009, is summarized as follows:

		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3

Asset category:
Money market fund	$232	—	$232	—
Equity security	1,090	$1,090	—	—
Immediate participation guarantee contract	34,312	—	—	$34,312

Total	$35,634	$1,090	$232	$34,312

The investment objective is to minimize risk. The assets of the pension plan are concentrated in a group annuity contract issued by a life insurance company. Pension plan contributions are maintained in the general account of the insurance company, which invests primarily in corporate and government notes and bonds with ten to fifteen years to maturity. The group annuity contract is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations and considering the credit worthiness of the issuer.
The equity securities are shares of stock issued by the life insurance company when it demutualized. This investment is valued at the closing price reported in the active market in which the security is traded. The money market fund, which invests in short-term U.S. government securities, is based on a $1 net asset value (“NAV”) specified by the fund manager. The fund is not traded in an active market. The fund manager bases its estimate of the NAV on quoted prices for similar assets in active markets.
The following table presents a summary of the changes in the fair value of the pension plan’s Level 3 asset during the year ended December 31, 2009. As noted above, the Company’s Level 3 asset consists entirely of a group annuity contract issued by an insurance company.

Amount
Fair value at December 31, 2008	$23,739
Actual return on plan assets	6,317
Employer contribution	5,000
Benefits paid	(744)

Fair value at December 31, 2009	$34,312

The Company has a deferred retirement plan for certain non-officer directors who have provided at least five years of service. All eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. The Company has funded these arrangements through “rabbi trust” arrangements and, based on actuarial analyses, believes these obligations are adequately funded. The Company also has supplemental retirement plans for certain executives of a financial institution it acquired in 2000. The liabilities related to these plans were $3,221 and $3,125 at December 31, 2009 and 2008, respectively. The net expense (revenue) related to these plans for the years ended December 31, 2009, 2008, and 2007 was $226, $(57), and $141, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans
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
In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provides for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of December 31, 2009, options for 1,592,362 shares and 654,721 MRP shares remain eligible for award under the 2004 Plan.
MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $704 for 2009, $1,735 for 2008, and $1,873. Outstanding non-vested MRP grants had a fair value of $159 and an unamortized cost of $268 at December 31, 2009. The cost of these shares is expected to be recognized over a weighted-average period of 1.8 years.
The Company recorded stock option compensation expenses of $168, $300, and $278 for 2009, 2008, and 2007 respectively. As of December 31, 2009, there was $114 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.7 years.
The following schedule reflects activity in the Company’s vested and non-vested stock options and related weighted average exercise prices for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise	Options	Exercise

Outstanding at beginning of year	3,445,967	$7.8763	4,090,628	$7.3650	4,525,238	$7.0730
Granted	—	—	82,000	11.6870	—	—
Exercised	(246,769)	3.2056	(667,461)	4.9956	(402,610)	3.7620
Forfeited	(69,800)	10.6707	(59,200)	10.6730	(32,000)	10.6730

Outstanding at end of year	3,129,398	$8.1823	3,445,967	$7.8763	4,090,628	$7.3250

The following table provides additional information regarding the Company’s outstanding options as of December 31, 2009.

	Remaining	Non-Vested Options		Vested Options
	Contractual	Stock	Intrinsic	Stock	Intrinsic
	Life	Options	Value	Options	Value

Exercise price:
$3.2056	1.3 years	—	—	1,065,398	$3,968
$10.6730	4.3 years	—	—	1,932,000	—
$12.2340	6.5 years	20,000	—	30,000	—
$11.1600	8.3 years	25,600	—	6,400	—
$12.0250	8.6 years	40,000	—	10,000	—

Total		85,600	—	3,043,798	$3,968

Weighted average remaining contractual life		8.0 years		3.3 years

Weighted average exercise price		$11.8151		$8.0801

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
The total intrinsic value of options exercised was $1,337, $4,304, and $3,227 during 2009, 2008, and 2007, respectively. The weighted average grant date fair value of non-vested options at December 31, 2009, was $2.01 per share. There were no grants or forfeitures of non-vested options during 2009; however, options for 431,600 shares became vested during this period.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. There were no options granted during 2007 or 2009. The following assumptions were used to value 82,000 options granted during 2008: risk free interest rate of 3.15%, dividend yield of 3.00%, expected stock volatility of 18.2%, and expected term to exercise of 7.5 years.
The Company maintains an Employee Stock Ownership Plan (“ESOP”) for its employees. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. In 2000 and 2001, the ESOP borrowed a total of $8,999 and purchased 3,271,946 of the Company’s common shares on various dates in 2000, 2001, and 2002. ESOP expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. Beginning in 2001, one-tenth of the shares are scheduled to be released each year. Also, additional shares may be released as the ESOP trust receives cash dividends from the unallocated shares held in the trust. ESOP expense for the years ended December 31, 2009, 2008, and 2007, was $2,869, $3,615, and $3,729, respectively.
The following table summarizes shares of Company common stock held by the ESOP at December 31.

	2009	2008	2007

Shares allocated to participants in fiscal year	327,251	327,250	327,251
Unallocated and unearned shares	126,175	453,426	780,677
Fair value of unearned ESOP shares	$874	$5,233	$8,252
The Company has no stock compensation plans that have not been approved by shareholders.
12. Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. The Company is no longer subject to U.S. federal and Minnesota income tax examinations by tax authorities for years prior to 2005, and for Wisconsin for years prior to 1997. If any interest and/or penalties would be imposed by an appropriate taxing authority, the Company would report the interest component through miscellaneous operating expense and penalties through income tax expense.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes (continued)
The provision for income taxes consists of the following:

	Year Ended December 31
	2009	2008	2007

Current income tax expense:
Federal	$7,193	$15,281	$9,566
State	88	83	121

Current income tax expense	7,281	15,364	9,687

Deferred income tax expense (benefit):
Federal	210	(6,267)	(788)
State	(2,073)	(3)	(7)

Deferred income tax expense	(1,863)	(6,270)	(795)

Income tax expense	$5,418	$9,094	$8,892

Income tax expense differs from the provision computed at the federal statutory corporate rate as follows:

	Year Ended December 31
	2009	2008	2007

Income before provision for income taxes	$19,143	$26,249	$26,387

Tax expense at federal statutory rate	$6,700	$9,188	$9,235
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	510	52	74
Bank owned life insurance	(751)	(873)	(887)
Executive compensation in excess of Section 162(m) limit	141	143	117
Reversal of valuation allowance, net of federal benefit	(1,800)	—	—
Tax return and other reserve adjustments	230	492	464
Other	388	92	(111)

Income tax expense	$5,418	$9,094	$8,892

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2009	2008

Deferred tax assets:
State net operating losses	$778	$1,424
Loan loss reserves	6,834	4,887
Pension	5,644	5,196
Deferred compensation	1,553	1,637
Restricted stock amortization	312	741
Unrealized loss on investment securities	782	6,919
Other-than-temporary impairment of investment securities	3,599	3,279
Other	388	839

Total deferred tax assets	19,890	24,922
Valuation allowance	(135)	(2,021)

Total deferred tax assets, net of valuation allowance	19,755	22,901

Deferred tax liabilities:
Property and equipment depreciation	1,001	854
FHLB stock dividends	5,130	5,130
Deferred loan fees	260	258
Purchase accounting adjustments	3,656	3,895
Mortgage servicing rights	2,769	1,816
Other	347	82

Total deferred tax liabilities	13,163	12,035

Net deferred tax asset	$6,592	$10,866

During first quarter of 2009 the Company recorded a $1.8 million state tax benefit related to the reversal of a valuation allowance it had established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which the Company was unable to determine in prior periods whether it was more likely than not that the tax benefits would be realized in future periods. In the first quarter of 2009 Wisconsin law was amended from a system that taxed each affiliated entity separately to a form of combined reporting. As a result of this change, the Company determined that its Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in a one-time tax benefit of $1.8 million in the first quarter of 2009.
For state income tax purposes, the Company has net operating loss carryovers of $15,154 available to offset against future income. The carryovers expire in the years 2010 through 2023 if unused. The Company continues to carry a valuation allowance against the portion of this carryover that relates to the parent company’s net operating losses prior to 2009, as well as certain other deferred tax assets. At December 31, 2009, the Company believed it was more likely than not that these items would not be realized. However, as time passes the Company will be able to better assess the amount of tax benefit it will realize from using these items.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
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
Financial instruments whose contract amounts represent credit risk are as follows:

	December 31
	2009	2008

Unused consumer lines of credit	$150,424	$153,568
Unused commercial lines of credit	18,904	21,760
Commitments to extend credit:
Fixed rate	35,769	22,690
Adjustable rate	2,185	20,585
Undisbursed commercial loans	524	994
Standby letters of credit	111	60
The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”). Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings.
As of December 31, 2009 and 2008, net unrealized gains (losses) of $(306) and $397, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized losses of $(67) and $0 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
13. Financial Instruments with Off-Balance-Sheet Risk (continued)
The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated.

	December 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate lock commitments	$15,433	$(69)	$74,298	$1,025
Forward commitments	27,668	375	69,587	(628)

Net unrealized gain (loss)		$(306)		$397

Other assets include unrealized gains on IRLCs and forward commitments of $375 and $1,025 as of December 31, 2009, and December 31, 2008, respectively. Unrealized losses of $69 and $628 on IRLCs and forward commitments are included in other liabilities at December 31, 2009, and December 31, 2008, respectively.
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
December 31, 2009
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
The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$227,658	$227,658	$112,893	$112,893
Securities available-for-sale	1,480,952	1,480,952	1,270,005	1,270,005
Loans held-for-sale	13,534	13,534	19,030	19,455
Loans receivable, net	1,506,056	1,483,981	1,829,053	1,781,536
Mortgage servicing rights	6,899	7,720	3,703	4,696
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	13,321	13,321	16,532	16,532
Deposit liabilities	2,137,508	2,061,164	2,130,348	2,123,284
Borrowings	906,979	994,300	907,971	1,060,896
Advance payments by borrowers	2,508	2,508	1,929	1,929
Accrued interest payable	4,228	4,228	3,312	3,312
Excluded from the above table are off-balance-sheet items (refer to Note 13) as the fair value of these items is not significant.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3).
The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company’s assets and liabilities as of December 31, 2009 and 2008, that are measured at fair value on a recurring basis.

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$13,534	—	$13,534
Securities available-for-sale:
Investment securities	$22,312	591,792	—	614,104
Mortgage-related securities	—	866,848	—	866,848

Total	$22,312	$1,472,174	—	$1,494,486

	December 31, 2008
	Level 1	Level 2	Level 3	Total

Securities available-for-sale:
Investment securities	$39,603	$379,535	—	$419,138
Mortgage-related securities	—	850,867	—	850,867

Total	$39,603	$1,230,402	—	$1,270,005

For purposes of the impairment testing of mortgage servicing rights, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Although not included in the above table, the Company considers the fair value of mortgage servicing rights to be Level 3 in the fair value hierarchy. Pools determined to be impaired at December 31, 2009, had an amortized cost basis of $2,286 and a fair value of $1,999 as of that date. Accordingly, the Company recorded a valuation allowance of $287 as of December 31, 2009, as well as a corresponding charge to earnings equal to the change in this valuation allowance during the twelve months then ended.
Prior to 2009, loans held-for-sale are recorded at lower of cost or fair value and therefore were reported at fair value on a non-recurring basis. For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the collateral value method) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the discounted cash flow method). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $6,033 was recorded for loans with a recorded investment of $16,299 at December 31, 2009. These comparable amounts at December 31, 2008, were $3,351 and $16,535, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of December 31, 2009, $10,442 in foreclosed properties were valued at collateral value compared to $640 at December 31, 2008.
15. Condensed Parent Company Only Financial Statements
STATEMENT OF FINANCIAL CONDITION

	December 31
	2009	2008

Assets

Cash and cash equivalents	$8,787	$17,235
Investment in subsidiary	391,670	378,963
Receivable from ESOP	347	1,247
Other assets	1,744	2,166

Total assets	$402,548	$399,611

Liabilities and shareholders’ equity

Other liabilities	$71	—

Shareholders’ equity:
Common stock—$0.01 par value:
Authorized—200,000,000 shares in 2009 and 2008 Issued—78,783,849 shares in 2009 and 2008 Outstanding—46,165,635 in 2009 and 47,686,759 shares in 2008	788	$788
Additional paid-in capital	499,376	498,501
Retained earnings	272,518	273,826
Unearned ESOP shares	(347)	(1,247)
Accumulated other comprehensive income	(2,406)	(16,404)
Treasury stock—32,618,214 shares in 2009 and 31,097,090 shares in 2008	(367,452)	(355,853)

Total shareholders’ equity	402,477	399,611

Total liabilities and shareholders’ equity	$402,548	$399,611

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
(Dollars in Thousands, Except Per Share Amounts)
15. Condensed Parent Company Only Financial Statements (continued)
STATEMENT OF INCOME

	Year ended December 31
	2009	2008	2007

Total income	$207	$354	$1,627
Total expenses	1,077	1,460	1,430

Income (loss) before income taxes	(870)	(1,106)	197
Income tax expense (benefit)	(338)	(387)	67

Income (loss) before equity in earnings of subsidiary	(532)	(719)	130
Equity in earnings of subsidiary	14,257	17,875	16,973

Net income	$13,725	$17,156	$17,103

STATEMENT OF CASH FLOWS

	Year ended December 31
	2009	2008	2007

Operating activities:
Net income	$13,725	$17,156	$17,103
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in earnings of Bank subsidiary	(14,257)	(17,875)	(16,973)
Stock-based compensation	253	248	546
Change in other operating activities and liabilities	493	(2,076)	1,582

Net cash provided (used) by operating activities	214	(2,547)	2,258

Investing activities:
Dividends from Bank subsidiary	19,700	26,400	100,200
Other investing activities	(664)	(547)	33

Net cash provided by investing activities	19,036	25,853	100,233

Financing activities:
Cash dividends	(15,033)	(16,442)	(17,227)
Purchase of treasury stock	(14,397)	(29,927)	(120,687)
Proceeds from exercise of stock options	556	3,313	1,396
Excess tax benefit from exercise of stock options	276	379	433
Cash received for MRP grants from Bank subsidiary	—	9,997	—
Payments received on ESOP	900	900	900

Net cash used in financing activities	(27,698)	(31,780)	(135,185)

Decrease in cash and cash equivalents	(8,448)	(8,474)	(32,694)
Cash and cash equivalents at beginning of year	17,235	25,709	58,403

Cash and cash equivalents at end of year	$8,787	$17,235	$25,709

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The management of the Company, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, that the disclosure controls and procedures were effective.
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
Management’s Report on Internal Control Over Financial Reporting
The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon their assessment and those criteria, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective.
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
Milwaukee, Wisconsin
We have audited the internal control over financial reporting of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 5, 2010, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 5, 2010

Item 9B. Other Information
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
Information in response to this item is incorporated herein by reference to “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 3, 2010 (the “2010 Annual Meeting Proxy Statement”).
Item 11. Executive Compensation
Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Risk Management and Compensation” in the 2010 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2010 Annual Meeting Proxy Statement.
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2009.

Number of securities
remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by security holders	3,129,398	$8.1823	2,247,083
Equity compensation plans not approved by security holders	None	None	None

(1)	Represents options granted under the 2001 Plan or 2004 Plan, which plans were approved by Company shareholders in 2001 and 2004, respectively.

(2)	Represents options and restricted stock which may be granted under the 2004 Plan. No further awards may be made under the 2001 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees” and “Certain Transactions and Relationships with the Company” in the 2010 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2010 Annual Meeting Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the Report:
1. and 2. Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of the Company and subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data”:
•	Reports of Deloitte & Touche LLP and Ernst & Young LLP, Independent Registered Public Accounting Firms, on consolidated financial statements.

•	Consolidated Statements of Financial Condition—As of December 31, 2009 and 2008.

•	Consolidated Statements of Income—Years Ended December 31, 2009, 2008, and 2007.

•	Consolidated Statements of Equity—Years Ended December 31, 2009, 2008, and 2007.

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2009, 2008, and 2007.

•	Notes to Consolidated Financial Statements.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) Exhibits. Refer to the Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2010	BANK MUTUAL CORPORATION
	By:	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below hereby authorizes Michael T. Crowley, Jr., Michael W. Dosland, Richard L. Schroeder or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*
Signature and Title

/s/ Michael T. Crowley, Jr.	/s/ Mark C. Herr

Michael T. Crowley, Jr., Chairman, President,	Mark C. Herr, Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael W. Dosland	/s/ Thomas J. Lopina, Sr.

Michael W. Dosland, Senior Vice President and	Thomas J. Lopina, Sr., Director
Chief Financial Officer (Principal Financial Officer)

/s/ Richard L. Schroeder	/s/ William J. Mielke

Richard L. Schroeder, Vice President and	William J. Mielke, Director
Controller (Principal Accounting Officer)

/s/ David C. Boerke	/s/ Robert B. Olson

David C. Boerke, Director	Robert B. Olson, Director

/s/ Richard A. Brown	/s/ Jelmer G. Swoboda

Richard A. Brown, Director	Jelmer G. Swoboda, Director

/s/ Thomas H. Buestrin Thomas H. Buestrin, Director

*	Each of the above signatures is affixed as of March 5, 2010.

BANK MUTUAL CORPORATION
(“Bank Mutual Corporation” or the “Company”) **
Commission File No. 000-32107
EXHIBIT INDEX
TO
2009 REPORT ON FORM 10-K
The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2009:

		Incorporated Herein by	Filed
Exhibit	Description	Reference To	Herewith

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company’s Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Bank Mutual Corporation Outside Directors’ Retirement Plan +		X

10.3*	Mutual Savings Bank Executive Excess Benefit Plan ***	Exhibit 10.3 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (continuing , as amended, through 2012)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6(a)*	Form of Employment Agreements of Mr. Maurer [terminated upon his retirement in September 2009], Mr. Anderegg, and Mr. Callen with Mutual Savings Bank, each dated as of January 1, 2001 (continuing through 2010)	Exhibit 10.7 to 2000 S-1

		Incorporated Herein by	Filed
Exhibit	Description	Reference To	Herewith

10.6(b)*	Form of Amendment thereto, dated as of May 2006	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.7(a)*	Employment Agreement of Mr. Dosland with Bank Mutual dated as of August 18, 2008 (continuing through 2010)	Exhibit 10.1 to the Company’s Report on Form 8-K dated August 19, 2008

10.7(b)*	Amendment to Employment Agreement dated August 18, 2008, between Bank Mutual and Michael W. Dosland (continuing through 2010)	Exhibit 10.2 to the Company’s Report on Form 8-K dated August 19, 2008

10.8(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to Bank Mutual’s Annual Report on Form 10-K for the year ended December 31, 2000

10.8(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.9*	Bank Mutual Corporation 2001 Stock Incentive Plan, as amended May 7, 2002 (superseded, except as to outstanding awards)	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.10(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Appendix A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.10(b)*	Form of Option Agreement thereunder—Bank Mutual Corporation Director Stock Option Agreement	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

10.10(c)*	Form of Option Agreement thereunder—Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.1(c) to the 6/30/04 10-Q

10.10(d)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6/30/04 10-Q

10.10(e)*	Form of Restricted Stock Agreement thereunder—Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6/30/04 10-Q

10.11*	Bank Mutual Corporation Management Incentive Compensation Plan +		X

		Incorporated Herein by	Filed
Exhibit	Description	Reference To	Herewith

21.1	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

23.2	Consent of Ernst & Young LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman, President, and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman, President, and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

**	As used in this Exhibit Index, references to Bank Mutual Corporation and the Company also include, where appropriate, Bank Mutual Corporation, a federally-chartered corporation and the predecessor of the current registrant.

***	Mutual Savings Bank is now known as “Bank Mutual.”

+	Includes non-material changes from prior version(s), consistent with the compensation-related disclosures in the Company’s prior annual meeting proxy statements.