Form 10-Q
period 2010-03-31
BANK MUTUAL CORP
filed 2010-05-04
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,479,412 shares, at May 4, 2010.

BANK MUTUAL CORPORATION
FORM 10-Q QUARTERLY REPORT

PART I
Item 1. Financial Statements
Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Financial Condition

	March 31	December 31
	2010	2009
	(Dollars in thousands)
Assets

Cash and due from banks	$23,657	$37,696
Interest-earning deposits	118,393	189,962

Cash and cash equivalents	142,050	227,658
Securities available-for-sale, at fair value:
Investment securities	867,862	614,104
Mortgage-related securities	673,044	866,848
Loans held for sale, net	14,261	13,534
Loans receivable, net	1,465,411	1,506,056
Goodwill	52,570	52,570
Mortgage servicing rights, net	6,759	6,899
Other assets	222,688	224,395

Total assets	$3,444,645	$3,512,064

Liabilities and equity

Liabilities:
Deposit liabilities	$2,092,752	$2,137,508
Borrowings	906,720	906,979
Advance payments by borrowers for taxes and insurance	11,802	2,508
Other liabilities	32,272	59,668

Total liabilities	3,043,546	3,106,663

Equity:
Preferred stock — $.01 par value:
Authorized — 20,000,000 shares in 2010 and 2009 Issued and outstanding — none in 2010 and 2009	—	—
Common stock — $.01 par value:
Authorized — 200,000,000 shares in 2010 and 2009 Issued — 78,783,849 shares in 2010 and 2009 Outstanding — 45,474,835 shares in 2010 and 46,165,635 in 2009	788	788
Additional paid-in capital	499,530	499,376
Retained earnings	271,418	272,518
Unearned ESOP shares	(260)	(347)
Accumulated other comprehensive loss	(1,323)	(2,406)
Treasury stock — 33,309,014 shares in 2010 and 32,618,214 in 2009	(371,979)	(367,452)

Total shareholders’ equity	398,174	402,477
Non-controlling interest in real estate partnership	2,925	2,924

Total equity including non-controlling interest	401,099	405,401

Total liabilities and equity	$3,444,645	$3,512,064

Refer to Notes to Unaudited Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31
	2010	2009
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$20,857	$26,230
Investment securities	4,731	5,207
Mortgage-related securities	6,359	10,498
Interest-earning deposits	45	51

Total interest income	31,992	41,986

Interest expense:
Deposit liabilities	8,210	13,114
Borrowings	9,666	9,678
Advance payments by borrowers for taxes and insurance	1	1

Total interest expense	17,877	22,793

Net interest income	14,115	19,193
Provision for loan losses	3,366	3,161

Net interest income after provision for loan losses	10,749	16,032

Non-interest income:
Service charges on deposits	1,390	1,446
Brokerage and insurance commissions	586	662
Loan related fees and servicing revenue, net	158	(332)
Gain on loan sales activities, net	653	3,832
Gain on investments, net	4,384	2,062
Other non-interest income	1,797	1,610

Total non-interest income	8,968	9,280

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	8,713	9,966
Occupancy and equipment	2,985	3,184
Federal insurance premiums	1,011	362
Loss (gain) on foreclosed real estate, net	955	(5)
Other non-interest expense	2,898	2,947

Total non-interest expenses	16,562	16,454

Income before income taxes	3,155	8,858
Income tax expense	1,051	1,669

Net income before non-controlling interest	2,104	7,189
Net (income) loss attributable to non-controlling interest	(1)	(1)

Net income	$2,103	$7,188

Per share data:
Earnings per share — basic	$0.05	$0.15

Earnings per share — diluted	$0.05	$0.15

Cash dividends per share paid	$0.07	$0.09

Refer to Notes to Unaudited Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

					Accumulated		Non-Controlling
		Additional		Unearned	Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2010	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401

Comprehensive income:
Net income	—	—	2,103	—	—	—	—	2,103
Net income attributable to non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $2,485	—	—	—	—	3,709	—	—	3,709
Reclassification adjustment for gain on securities included in income, net of income taxes of $(1,758)	—	—	—	—	(2,626)	—	—	(2,626)

Total comprehensive income	—	—	—	—	—	—	—	3,187

Purchase of treasury stock	—	—	—	—	—	(4,527)	—	(4,527)
Committed ESOP shares	—	126	—	87	—	—	—	213
Share based payments	—	28	—	—	—	—	—	28
Cash dividends ($0.07 per share)	—	—	(3,203)	—	—	—	—	(3,203)

Balance at March 31, 2010	$788	$499,530	$271,418	$(260)	$(1,323)	$(371,979)	$(2,925)	$401,099

Balance at January 1, 2009	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535

Comprehensive income:
Net income	—	—	7,188	—	—	—	—	7,188
Net income attributable to non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $2,304	—	—	—	—	4,459	—	—	4,459
Reclassification adjustment for gain on securities included in income, net of income taxes of $(827)	—	—	—	—	(1,235)	—	—	(1,235)

Total comprehensive income	—	—	—	—	—	—	—	10,413

Purchase of treasury stock	—	—	—	—	—	(7,478)	—	(7,478)
Committed ESOP shares	—	513	—	225	—	—	—	738
Exercise of stock options	—	(423)	—	—	—	677	—	254
Share based payments	—	581	—	—	—	—	—	581
Cash dividends ($0.09 per share)	—	—	(4,259)	—	—	—	—	(4,259)

Balance at March 31, 2009	$788	$499,172	$276,755	$(1,022)	$(13,180)	$(362,654)	$2,925	$402,784

Refer to Notes to Unaudited Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2010	2009
	(Dollars in thousands)
Operating activities:
Net income	$2,103	$7,188
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for loan losses	3,366	3,161
Net loss (gain) on foreclosed real estate	955	(5)
Provision for depreciation	651	617
Amortization of intangibles	101	101
Amortization of mortgage servicing rights	476	1,023
Increase (decrease) in valuation allowance on MSRs	76	(120)
Stock-based compensation expense	241	1,319
Net premium (discount) amortization on securities	814	(201)
Loans originated for sale	(46,548)	(208,294)
Proceeds from loan sales	46,062	184,626
Gain on loan sales activities	(653)	(3,832)
Net gain on sale of available-for-sale securities	(4,384)	(2,893)
Other-than-temporary impairment of available-for-sale securities	—	831
Decrease in other liabilities	(27,396)	(4,880)
Decrease (increase) in other assets	3,439	(2,627)
Decrease in accrued interest receivable	778	37

Net cash used in operating activities	(19,919)	(23,949)

Investing activities:
Proceeds from maturities of investment securities	206,000	40,517
Purchases of investment securities	(457,628)	(3,982)
Purchases of mortgage-related securities	(30,145)	(323,220)
Principal repayments on mortgage-related securities	55,255	61,366
Proceeds from sale of investment securities	171,945	155,114
Net decrease in loans receivable	31,755	111,361
Proceeds from sale of foreclosed properties	1,510	1,419
Net purchases of premises and equipment	(930)	(428)

Net cash provided (used) by investing activities	(22,238)	42,147

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 31
	2010	2009
	(Dollars in thousands)
Financing activities:
Net increase (decrease) in deposits liabilities	$(44,756)	$22,605
Repayments of long-term borrowings	(259)	(245)
Net increase in advance payments by borrowers for taxes and insurance	9,294	9,408
Proceeds from exercise of stock options	—	190
Excess tax benefit from exercise of stock options	—	64
Cash dividends	(3,203)	(4,259)
Purchase of treasury stock	(4,527)	(7,478)

Net cash provided (used) by financing activities	(43,451)	20,285

Increase (decrease) in cash and cash equivalents	(85,608)	38,483
Cash and cash equivalents at beginning of period	227,658	112,893

Cash and cash equivalents at end of period	$142,050	$151,376

Supplemental information:
Interest paid on deposit liabilities and borrowings	$17,710	$21,782
Income taxes paid	56	2,000
Loans transferred to foreclosed properties and repossessed assets	7,324	4,833
Refer to Notes to Unaudited Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation
The Unaudited Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.
The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
In April 2009 the FASB issued new accounting guidance in three areas: recognition and presentation of other-than-temporary impairments (“OTTI”); determining fair value for assets or liabilities in markets that are not orderly; and interim disclosures about the fair value of financial instruments. The new guidance in all of these areas was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the new guidance in all three of these areas during the second quarter of 2009. Application of this new guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity, although it affects how certain matters may be presented in the financial statements.
In June 2009 the Company adopted new guidance issued by the FASB related to subsequent events. In February 2010 this guidance was updated. This new guidance established general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated subsequent events through the issuance date of the financial statements.
In June 2009 the FASB amended certain accounting guidance related to the transfer of financial assets. This amended guidance was effective for the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The amended guidance must be applied to transfers occurring on or after the effective date. Earlier application was prohibited. The Company’s adoption of this amended guidance did not have a material impact on its financial condition, results of operations, or liquidity.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation (continued)
In June 2009 the FASB amended certain accounting guidance related to the consolidation of variable interest entities. The amended guidance was effective as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Company’s adoption of this amended guidance had no impact on its financial condition, results of operations, or liquidity.
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
In January 2010 the FASB issued new accounting guidance related to certain disclosures about fair value measurements. Certain aspects of the new guidance are effective for reporting periods beginning after December 15, 2009, which for the Company was the first quarter of 2010. The Company’s adoption of this new guidance had no impact on its financial condition, results of operations, or liquidity. Certain other aspects of the new guidance are not effective until the first reporting period after December 15, 2010, which will be the first quarter of 2011 for the Company. The Company’s adoption of this portion of the new guidance is not expected to have an impact on its financial condition, results of operations, or liquidity, although it could affect the matters that will be disclosed in the financial statements.
The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Part II, Item 7, of its 2009 Annual Report on Form 10-K, as well as Note 1 of the Company’s Audited Consolidated Financial Statements contained in the same Form 10-K.
Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company’s financial condition and results of operations for the three month periods ended March 31, 2010 and 2009, can be found in Part I, Item 2, of this Form 10-Q, under the headings entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality.” In addition, refer to Note 3, “Loans Receivable,” below.
Significant judgments and/or estimates are also made in accounting for the Company’s goodwill and OTTI of its securities available-for-sale. In the judgment of management there has been no change in the status of the Company’s goodwill during the three month period ended March 31, 2010. Information regarding the impact OTTI has had on the Company’s financial condition and results of operations for the three month periods ended March 31, 2010 and 2009, can be found in Note 2, “Securities Available-for-Sale,” below.
Management also makes judgments and estimates related to its assessment of the Company’s tax assets and liabilities. Information relating to the impact tax assets and liabilities have had on the Company’s financial condition and results of operations for the three month periods ended March 31, 2010 and 2009, can be found in Part I, Item 2, of this Form 10-Q, under the heading entitled “Results of Operations—Income Taxes.”

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$845,656	$1,256	$(1,383)	$845,529
Mutual funds	21,545	861	(73)	22,333

Total investment securities	867,201	2,117	(1,456)	867,862

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	186,929	1,794	(349)	188,374
Federal National Mortgage Association	132,165	2,283	(179)	134,269
Government National Mortgage Association	241,353	2,683	(112)	243,924
Private-label CMOs	113,397	150	(7,070)	106,477

Total mortgage-related securities	673,844	6,910	(7,710)	673,044

Total securities available-for-sale	$1,541,045	$9,027	$(9,166)	$1,540,906

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$594,024	$128	$(2,360)	$591,792
Mutual funds	21,546	831	(65)	22,312

Total investment securities	615,570	959	(2,425)	614,104

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	291,318	4,180	(310)	295,188
Federal National Mortgage Association	220,437	5,044	(723)	224,758
Government National Mortgage Association	234,796	1,512	(1,188)	235,120
Private-label CMOs	120,780	104	(9,102)	111,782

Total mortgage-related securities	867,331	10,840	(11,323)	866,848

Total securities available-for-sale	$1,482,901	$11,799	$(13,748)	$1,480,952

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
As of March 31, 2010 the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. Government and federal obligations	$(1,377)	17	$318,475	$(6)	1	$3,977	$(1,383)	$322,452
Mutual funds	—	—	—	(73)	1	636	(73)	636

Total investment securities	(1,377)	17	318,475	(79)	2	4,613	(1,456)	323,088

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(247	11	65,712	(102)	4	4,455	(349)	70,167
Federal National Mortgage Association	(57)	2	4,271	(122)	3	6,750	(179)	11,021
Government National Mortgage Association	(112)	3	39,349	—	—	—	(112)	39,349
Private label CMOs	—	—	—	(7,070)	24	80,271	(7,070)	80,271

Total mortgage-related securities	(416)	16	109,332	(7,294)	31	91,476	(7,710)	200,808

Total	$(1,793)	33	$427,807	$(7,373)	33	$96,089	$(9,166)	$523,896

As of December 31, 2009, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. Government and federal obligations	$(2,360)	24	$441,714	—	—	—	$(2,360)	$441,714
Mutual funds	—	—	—	$(65)	1	$644	(65)	644

Total investment securities	$(2,360)	24	$441,714	$(65)	1	$644	$(2,425)	$442,358

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(122)	3	49,961	(188)	5	6,073	(310)	56,034
Federal National Mortgage Association	(668)	5	35,848	(55)	1	1,490	(723)	37,338
Government National Mortgage Association	(1,106)	5	84,135	(82)	3	7,039	(1,188)	91,174
Private label CMOs	—	—	—	(9,102)	25	88,860	(9,102)	88,860

Total mortgage-related securities	(1,896)	13	169,944	(9,427)	34	103,462	(11,323)	273,406

Total	$(4,256)	37	$611,658	$(9,492)	35	$104,106	$(13,748)	$715,764

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
The Company has determined that the unrealized losses reported for its investment and mortgage-related securities as of March 31, 2010, and December 31, 2009, were temporary. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. The Company does not intend to sell these securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost.
A substantial portion of the Company’s securities that were in an unrealized loss position at March 31, 2010, and December 31, 2009, consisted of U.S. government and federal agency obligations and mortgage-related securities issued by government sponsored entities. Accordingly, the Company determined that none of those securities were other-than-temporarily impaired as of those dates. The Company also determined that none of its private-label collateralized mortgage obligations (“CMOs”) were other-than-temporarily impaired as of those dates. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities. In addition, as of March 31, 2010, the Company had seven private-label CMOs, with an aggregate carrying value of $30,190 and unrealized loss of $2,029, that were rated less than investment grade. These seven private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. Based on this analysis, management concluded that none of these seven securities were other-than-temporarily impaired as of March 31, 2010, or December 31, 2009.
During the first quarter of 2009, the Company recorded an impairment of $831 on one of its mutual fund investments. This impairment was included as a component of net gain (loss) on investments in the income statement for the quarter ended March 31, 2009.
Results of operations included gross realized gains on the sale of securities available-for-sale of $4,384, and $2,893 for the three month periods ending March 31, 2010 and 2009, respectively. None of these periods included gross realized losses on the sale of securities available-for-sale.
The amortized cost and fair values of securities by contractual maturity at March 31, 2010, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	—	—
Due after one year through five years	$577,078	$576,922
Due after five years through ten years	157,609	157,298
Due after ten years	110,969	111,309
Mutual funds	21,545	22,333
Mortgage-related securities	673,844	673,044

Total securities available for sale	$1,541,045	$1,540,906

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
Investment securities with a fair value of approximately $497,305 and $394,789 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.
3. Loans Receivable
Loans receivable consist of the following:

	March 31	December 31
	2010	2009

Permanent mortgage loans:
One- to four-family	$626,962	$656,018
Multi-family	211,798	190,377
Commercial real estate	279,834	285,764

Total permanent mortgages	1,118,594	1,132,159

Construction and development loans:
One- to four-family	10,338	11,441
Multi-family	30,146	52,323
Commercial real estate	32,234	32,109

Total construction and development	72,718	95,873

Total real estate mortgage loans	1,191,312	1,228,032

Consumer loans:
Fixed home equity	118,497	124,519
Home equity lines of credit	88,793	88,796
Student	19,310	19,793
Home improvement	27,011	28,441
Automobile	2,997	4,077
Other consumer	9,392	9,871

Total consumer loans	266,000	275,497
Commercial business loans	47,217	52,167

Total loans receivable	1,504,529	1,555,696
Undisbursed loan proceeds	(20,154)	(32,690)
Allowance for loan losses	(18,892)	(17,028)
Unearned loan fees and discounts	(72)	78

Total loans receivable, net	$1,465,411	$1,506,056

The Company’s mortgage loans and home equity loans are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended March 31
	2010	2009
	(Dollars in thousands)

Balance at the beginning of the period	$17,028	$12,208
Provision for loan losses	3,366	3,161

Charge-offs:
Mortgage loans	(1,301)	(1,785)
Consumer loans	(227)	(81)
Commercial business loans	(3)	—

Total charge-offs	(1,531)	(1,866)

Recoveries:
Mortgage loans	21	—
Consumer loans	8	11
Commercial business loans	—	—

Total recoveries	29	11

Net charge-offs	(1,502)	(1,855)

Balance at the end of the period	$18,892	$13,514

4. Mortgage Servicing Rights
The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated.

	Three Months Ended March 31
	2010	2009

MSRs at beginning of the period	$7,186	$4,525
Additions	412	1,877
Amortization	(476)	(1,023)

MSRs at end of period	7,122	5,379
Valuation allowance at end of period	(363)	(702)

MSRs at end of the period, net	$6,759	$4,677

The projections of amortization expense shown below for MSRs are based on existing asset balances and the existing interest rate environment as of March 31, 2010. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
4. Mortgage Servicing Rights (continued)
The following table shows the current period and estimated future amortization expense for MSRs:

		Amount
Three months ended March 31, 2010 (actual)		$476

Estimate for nine months ended December 31, 2010		$952
Estimate for year ended December 31:	2011	1,163
	2012	1,021
	2013	933
	2014	863
	2015	810
	Thereafter	1,017

	Total	$6,759

5. Other Assets
Other assets are summarized as follows:

	March 31	December 31
	2010	2009

Accrued interest:
Mortgage-related securities	$3,843	$4,651
Investment securities	1,805	1,875
Loans receivable	6,895	6,795

Total accrued interest	12,543	13,321
Foreclosed properties and repossessed assets	19,331	17,689
Premises and equipment, net	51,994	51,715
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	53,814	53,295
Prepaid FDIC insurance premiums	11,567	12,521
Prepaid and other assets	27,345	29,762

Total other assets	$222,688	$224,395

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
6. Deposit Liabilities
Deposit liabilities are summarized as follows:

	March 31	December 31
	2010	2009

Checking accounts:
Non-interest-bearing	$88,092	$94,619
Interest-bearing	196,195	211,448

Total checking accounts	284,287	306,067

Money market accounts	339,406	345,144
Savings accounts	207,217	196,983

Certificates of deposit:
Due within one year	920,699	992,752
After one but within two years	180,549	145,385
After two but within three years	62,037	23,370
After three but within four years	73,069	98,274
After four but within five years	25,488	29,533
After five years	—	—

Total certificates of deposits	1,261,842	1,289,314

Total deposit liabilities	$2,092,752	$2,137,508

7. Borrowings
Borrowings consist of the following:

	March 31, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	260	4.17	264	4.17
2016	200,000	4.25	200,000	4.25
2017	557,413	4.15	557,420	4.15
Thereafter	49,047	5.12	49,295	5.12

Total borrowings	$906,720	4.26%	$906,979	4.26%

Substantially all of the Company’s advances from the Federal Home Loan Bank (“FHLB”) of Chicago are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. At March 31, 2010, $856,000 of the Company’s FHLB of Chicago advances were redeemable on a quarterly basis at the option of the FHLB of Chicago.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings (continued)
The Company is required to maintain certain unencumbered mortgage loans and certain mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Total advances from the FHLB of Chicago are limited to the lesser of: (1) 35% of the Bank’s total assets; (2) 20 times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities. Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at March 31, 2010.
The Bank has $15,000 in aggregate lines of credit with unrelated financial institutions. At March 31, 2010 and 2009, no amounts were outstanding on these lines of credit.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of March 31, 2010, that the Bank met or exceeded all capital adequacy requirements to which it is subject.
The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of March 31, 2010:

			Required		To Be Well Capitalized Under
			For Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$355,376	21.99%	$127,025	8.00%	$158,781	10.00%
(to risk-weighted assets)
Tier 1 capital	340,569	21.45	63,512	4.00	95,269	6.00
(to risk-weighted assets)
Tier 1 capital	340,569	10.06	135,403	4.00	169,254	5.00
(to adjusted total assets)
The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
9. Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended March 31
	2010	2009

Basic earnings per share:
Net income	$2,103	$7,188

Weighted average shares outstanding	45,557,990	46,731,251
Allocated ESOP shares for period	15,772	81,813
Vested MRP shares for period	820	42,819

Basic shares outstanding	45,574,581	46,855,883

Basic earnings per share	$0.05	$0.15

Diluted earnings per share:
Net income	$2,103	$7,188

Weighted average shares used in basic earnings per share	45,574,581	46,855,883
Dilutive effect of:
Stock option shares	433,750	662,169
Unvested MRP shares	—	—

Diluted shares outstanding	46,008,331	47,518,052

Diluted earnings per share	$0.05	$0.15

The Company had stock options for 2,064,000 shares outstanding as of March 31, 2010, and for 2,132,600 shares as of March 31, 2009, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.75 for both dates.
10. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $37 and $50 during the three months ended March 31, 2010 and 2009, respectively.
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

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The following tables set forth the plans’ net periodic benefit cost:

	Qualified Plan		Supplemental Plan
	For the Three Months		For the Three Months
	Ended March 31		Ended March 31
	2010	2009	2010	2009

Service cost	$485	$441	—	$49
Interest cost	506	455	$107	108
Expected return on plan assets	(573)	(430)	—	—
Amortization of prior service cost	—	140	—	—

Net periodic benefit cost	$418	$606	$107	$157

The amount of the 2010 contribution will be determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2010. At this time, the amount of the 2010 contribution is not known.
11. Stock-Based Benefit Plans
In 2001 the Company’s shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), which provided for stock option awards of up to 4,150,122 shares. Options granted under the 2001 Plan vested over five years and had expiration terms of ten years. The 2001 Plan also provided for restricted stock (“MRP”) awards of up to 1,226,977 shares. All options and MRPs awarded under the 2001 Plan are fully vested and no further awards may be granted under the 2001 Plan.
In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of March 31, 2010, 654,721 MRP shares and options for 1,592,362 shares remain eligible for award under the 2004 Plan.
The Company has no stock compensation plans that have not been approved by shareholders.
MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $19 and $490 for the three month periods ended March 31, 2010 and 2009, respectively. Outstanding non-vested MRP grants had a fair value of $138 and an unamortized cost of $248 at March 31, 2010. The cost of these shares is expected to be recognized over a weighted-average period of 1.7 years.
During the three months ended March 31, 2010 and 2009, the Company recorded stock option compensation expense of $9 and $92, respectively. As of March 31, 2010, there was $105 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
The following schedule reflects activity in the Company’s stock options during the three month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31
		2010		2009
				Weighted Average
	Stock Options	Weighted Average Exercise Price	Stock Options	Exercise Price

Outstanding at beginning of period	3,129,398	$8.1823	3,445,967	$7.8763
Granted	—	—	—	—
Exercised	—	—	(63,049)	3.2056
Forfeited	—	—	(1,200)	10.6730

Outstanding at end of period	3,129,398	$8.1823	3,381,718	$7.9624

The following table provides additional information regarding the Company’s outstanding options as of March 31, 2010.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise Price:
$3.2056	1.1 years	—	—	1,065,398	$3,510
$10.6730	4.1 years	—	—	1,932,000	—
$12.2340	6.3 years	20,000	—	30,000	—
$11.1600	8.1 years	25,600	—	6,400	—
$12.0250	8.4 years	40,000	—	10,000	—

Total		85,600	—	3,043,798	$3,510

Weighted average remaining contractual life		7.8 years		3.1 years

Weighted average exercise price		$11.8151		$8.0801

There were no options exercised during the three month period ended March 31, 2010. The intrinsic value of options exercised during the three month period ended March 31, 2009, was $369. The weighted average grant date fair value of non-vested options at March 31, 2010, was $2.01 per share. There were no grants, forfeitures, or vesting of non-vested options during the three months ended March 31, 2010.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. There were no options granted during the three month periods ended March 31, 2010 and 2009.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes
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
13. Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at March 31, 2010, and December 31, 2009, are as follows:

	March 31	December 31
	2010	2009

Unused consumer lines of credit	$150,038	$150,424
Unused commercial lines of credit	15,390	18,904
Commitments to extend credit:
Fixed rate	65,696	35,769
Adjustable rate	4,129	2,185
Undisbursed commercial loans	342	524
Standby letters of credit	111	111
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
As of March 31, 2010 and 2009, net unrealized gains of $29 and $218, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $119 and $940 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
13. Financial Instruments with Off-Balance Sheet Risk (continued)
The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	March 31, 2010		December 31, 2009		March 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest rate lock commitments	$20,907	$72	$15,433	$(69)	$119,216	$1,887
Forward commitments	30,985	(43)	27,668	375	139,615	(1,669)

Net unrealized gain (loss)		$29		$(306)		$218

Other assets include unrealized gains on IRLCs of $72, $375, and $1,887 as of March 31, 2010, December 31, 2009, and March 31, 2009, respectively. Other liabilities include unrealized losses on forward commitments of $43, $69, and $1,669 as of these same dates, respectively.
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
March 31, 2010
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

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	March 31		December 31
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$142,050	$142,050	$227,658	$227,658
Securities available-for-sale	1,540,906	1,540,906	1,480,952	1,480,952
Loans held-for-sale	14,261	14,261	13,534	13,534
Loans receivable, net	1,465,411	1,425,849	1,506,056	1,483,981
Mortgage servicing rights, net	6,759	7,786	6,899	7,720
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	12,543	12,543	13,321	13,321
Deposit liabilities	2,092,752	2,019,135	2,137,508	2,061,164
Borrowings	906,720	996,415	906,979	994,300
Advance payments by borrowers	11,802	11,802	2,508	2,508
Accrued interest payable	4,395	4,395	4,228	4,228
Excluded from the above table are off-balance-sheet items (refer to Note 13) as the fair value of these items is not significant.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing its financial assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3).
The following table sets forth by level within the fair value hierarchy (i.e., Level 1, 2, or 3) the Company’s financial assets that were accounted for at fair value on a recurring basis as of the dates indicated. The Company’s financial liabilities accounted for at fair value were a negligible amount as of these dates. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)

	At March 31, 2010
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$14,261	—	$14,261
Securities available-for-sale:
Investment securities	$22,333	845,529	—	867,862
Mortgage-related securities	—	673,044	—	673,044

	At December 31, 2009
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$13,534	—	$13,534
Securities available-for-sale:
Investment securities	$22,312	591,792	—	614,104
Mortgage-related securities	—	866,848	—	866,848
For purposes of the impairment testing of MSRs, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements (refer to Note 1 for additional discussion). Although not included in the above table, the Company considers the fair value of MSRs to be Level 3 in the fair value hierarchy. Pools determined to be impaired at March 31, 2010, had an amortized cost basis of $2,961 and a fair value of $2,598 as of that date. Pools determined to be impaired at December 31, 2009, had an amortized cost basis of $2,286 and a fair value of $1,999 as of that date. Accordingly, the Company established a valuation allowance of $363 as of March 31, 2010, compared to $287 as of December 31, 2009. Refer to Note 4 for additional disclosures related to MSRs.
For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $8,244 was recorded for loans with a recorded investment of $22,873 at March 31, 2010. These amounts were $6,033 and $16,299 at December 31, 2009, respectively.
Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of March 31, 2010, $14,859 in foreclosed properties were valued at collateral value compared to $10,442 at December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, and are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including high rates of unemployment and the significant instability in credit, lending, and financial markets; declines in the real estate market, which could affect both collateral values and loan activity; high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could adversely impact loan repayments and collection; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; increased competition and/or disintermediation within the financial services industry; the effects of further regulation and consolidation within the financial services industry; changes in regulators’ expectations for financial institutions’ capital levels; changes in tax rates, deductions and/or policies; changes in FDIC premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; demand for other financial services; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2009 Annual Report on Form 10-K.
Results of Operations
Overview The Company’s net income was $2.1 million or $0.05 per diluted share in the first quarter of 2010 compared to $7.2 million or $0.15 per diluted share during the same period in 2009. The Company’s net income in these periods represented a return on average assets (“ROA”) of 0.24% and 0.82%, respectively, and a return on average equity (“ROE”) of 2.09% and 7.16%, respectively.
Net income during the three months ended March 31, 2010, was impacted by the following unfavorable developments compared to the same period in 2009:
•	a $5.1 million or 26.5% decrease in net interest income;

•	a $3.2 million or 83.0% decrease in gains on loan sales activities;

•	a $1.0 million increase in losses on foreclosed real estate from a gain in 2009; and

•	a $649,000 or 179% increase in federal deposit insurance premiums.
These unfavorable developments were partially offset by the following favorable developments relative to the same period in 2009:
•	a $2.3 million or 113% increase in gains on investments;

•	a $1.3 million or 12.6% decrease in compensation-related expenses;

•	a $618,000 or 37.0% decrease in income tax expense; and

•	a $490,000 increase in net loan-related fees and servicing revenue from a loss in 2009.
The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended March 31, 2010 and 2009.
Net Interest Income Net interest income decreased by $5.1 million or 26.5% during the three months ended March 31, 2010, compared to the same period in 2009. This decline was principally the result of a 54 basis point decrease in interest rate spread, as well as a $63.9 million or 2.0% decrease in average earning assets. The Company’s interest rate spread was 1.53% in the first quarter of 2010 compared to 2.07% in the first quarter of last year. In recent periods the Company has experienced increased levels of liquidity due to reduced loan demand and increased repayment activity in its loan and securities portfolios. These developments were attributable to a general deterioration in economic conditions, as well as a historically low interest rate environment that has resulted in increased refinancing of adjustable-rate residential and home equity loans into fixed-rate residential loans, which the Company typically sells in the secondary market. In an effort to reduce its exposure to the negative effects of higher interest rates in the future, the Company has reinvested cash flows from these sources in short- to medium-term fixed-rate securities and has increased its holding of overnight investments. Such investments typically have lower yields than longer-term, fixed-rate loans and securities. In addition, the Company has also sold certain long-term, fixed-rate securities and reinvested the proceeds in short- to medium-term fixed-rate securities. As a result of these developments, the Company expects that its interest rate spread may continue to decline in the near term, although there can be no assurances.
The Company has also managed its liquidity position over the past year by reducing the rates it offers on its certificates of deposits and certain other deposit accounts. This has resulted in a $59.5 million or 2.9% decrease in average deposit liabilities during the first quarter of 2010 compared to the same period in 2009. It has also resulted in a 91 basis point decline in the weighted average cost of interest-bearing deposit liabilities during this first quarter of 2010 compared to the same period in 2009.
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

	Three Months Ended March 31
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,517,398	$20,857	5.50%	$1,833,189	$26,230	5.72%
Mortgage-related securities	786,354	6,359	3.23	902,159	10,498	4.65
Investment securities (2)	705,578	4,731	2.68	430,213	5,207	4.84
Interest-earning deposits	195,447	45	0.09	103,137	51	0.20

Total interest-earning assets	3,204,777	31,992	3.99	3,268,698	41,986	5.14

Non-interest-earning assets	283,321			239,837

Total average assets	$3,488,098			$3,508,535

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$198,649	28	0.06	$188,283	78	0.17
Money market accounts	329,873	489	0.59	335,355	1,012	1.21
Interest-bearing demand accounts	192,158	22	0.05	176,917	46	0.10
Certificates of deposit	1,270,999	7,671	2.41	1,350,647	11,978	3.55

Total deposit liabilities	1,991,679	8,210	1.65	2,051,202	13,114	2.56
Advance payments by borrowers for taxes and insurance	7,599	1	0.05	7,014	1	0.06
Borrowings	906,818	9,666	4.26	907,819	9,678	4.26

Total interest-bearing liabilities	2,906,096	17,877	2.46	2,966,035	22,793	3.07

Non-interest-bearing liabilities:
Non-interest-bearing deposits	87,535			84,726
Other non-interest-bearing liabilities	92,180			56,214

Total non-interest-bearing liabilities	179,715			140,940

Total liabilities	3,085,811			3,106,975
Total equity	402,287			401,560

Total average liabilities and equity	$3,488,098			$3,508,535

Net interest income and net interest rate spread		$14,115	1.53%		$19,193	2.07%

Net interest margin			1.76%			2.35%

Average interest-earning assets to average interest-bearing liabilities	1.10x			1.10x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

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

	Three Months Ended March 31, 2010
	Compared to March 31, 2009
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,397)	$(976)	$(5,373)
Mortgage-related securities	(1,225)	(2,914)	(4,139)
Investment securities	2,456	(2,932)	(476)
Interest-earning deposits	30	(36)	(6)

Total interest-earning assets	(3,136)	(6,858)	(9,994)

Interest-bearing liabilities:
Savings accounts	5	(55)	(50)
Money market accounts	(17)	(506)	(523)
Interest-bearing demand accounts	4	(28	(24)
Certificates of deposit	(672)	(3,635)	(4,307)

Total deposit liabilities	(680)	(4,224)	(4,904)
Advance payments by borrowers for taxes and insurance	—	—	—
Borrowings	(11)	(4,225)	(4,916)

Total interest-bearing liabilities	(691)	(4,225)	(4,916)

Net change in net interest income	$(2,445)	$(2,633)	$(5,078)

Provision for Loan Losses The Company’s provision for loan losses was $3.4 million during the first quarter of 2010 compared to $3.2 million in the same period last year. The losses in both periods were affected by a decline in economic conditions and increased levels of unemployment since 2008, which has resulted in increased stress on the Company’s borrowers, increased loan delinquencies, and lower real estate values. These conditions have been particularly challenging for the Company’s portfolio of multi-family and commercial real estate loans. During the first quarter of 2010 the Company recorded $2.2 million in loss provisions against four unrelated loan relationships aggregating $10.2 million that defaulted during the period and were determined to be collateral dependent. These loans are secured by office, commercial, and retail buildings, developed land, and equipment and inventory. These losses were based on internal management evaluations, including consideration of the original appraisals obtained at the time the loans were granted and subsequent market developments.
Also during the first quarter of 2010, the Company recorded $1.0 million in losses against two unrelated loan relationships aggregating $13.9 million that were determined to be collateral dependent in previous periods. These losses were based on internal management evaluations, including consideration of the original appraisals. Management determined that the fair value of the collateral for these loans, which consists of office buildings, apartment buildings, and developed land, had declined further during the quarter ended March 31, 2010. This determination was based on internal management evaluations, including consideration of the most recent appraisals for these properties, as well as current market conditions. These losses were in addition to $4.5 million in aggregate loss allowances that were established against these loans in prior periods. Also included in the provision for loan losses during the first quarter of 2010 were

$184,000 in net losses on a number of smaller commercial real estate and commercial business loans, as well as residential and consumer loans.
During the first quarter of the previous year the Company recorded a $1.3 million provision for loss against a $9.1 million loan secured by a completed condominium development project and a $476,000 loss on a $3.4 million loan secured by an apartment building. The Company transferred both of these loans to foreclosed real estate in 2009. The Company also established $566,000 in specific loss allowances on a number of smaller commercial real estate and commercial business loans during the first quarter of 2009 and experienced an overall increase in charge-off activity in its portfolio of residential and consumer loans. In addition to these losses, the Company recorded nearly $600,000 in additional loan loss provisions in the first quarter of 2009 that reflected management’s general concerns relating to deterioration in economic conditions, increased unemployment rates, and declines in real estate values.
For additional discussion related to the Company’s non-performing loans, non-performing assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.
Non-Interest Income Total non-interest income decreased by $312,000 or 3.4% in the first quarter of 2010 compared to the same quarter in 2009. Significant reasons for this decrease are discussed in the following paragraphs.
Gains on sales of loans decreased by $3.2 million or 83.0% during the three months ended March 31, 2010, compared to the same period in 2009. During the first quarter of 2010 sales of one- to four-family mortgage loans were $45.9 million compared to $182.7 million during the same period in 2009. Loan sales increased substantially in early 2009 in response to a historically low interest rate environment that encouraged many fixed-rate borrowers to refinance existing loans at lower rates. In addition, adjustable-rate borrowers were motivated to refinance into fixed-rate loans. The Company sells substantially all of these loans in the secondary market. Higher interest rates during the latter half of 2009 and into 2010 have resulted in lower originations and sales of mortgage loans during the first quarter of 2010 compared to the same period in the previous year. Absent a decline in interest rates from current levels, the Company expects gains on sales of loans to be substantially lower during the remainder of 2010 than they were in 2009.
Service charges on deposits declined by $56,000 or 3.9% during the three-months ended March 31, 2010, compared to the same period in 2009. This decline was due principally to a decrease in overdraft charges and ATM/debit card fees. Management attributes these declines to the economic recession, which has resulted in reduced spending by consumers in general, including deposit customers of the Company.
Gains on investment activities for the three months ended March 31, 2010, were $4.4 million compared to $2.1 million during the same period in 2009. Results for the first quarter of 2009 were net of $831,000 in OTTI charges related to a mutual fund investment. Excluding this charge, gains on investment activities during the first quarter of 2009 were $2.9 million. During the three months ended March 31, 2010 and 2009, the Company sold $167.6 million and $152.2 million, respectively, in long-term, fixed-rate mortgage-related securities. The proceeds of these sales were reinvested primarily in medium-term government agency securities, short-term agency CMOs, and adjustable-rate agency mortgage-backed securities (“MBSs”). Management considered these actions to be prudent in light of its expectations that interest rates may trend higher in the future.
The mutual fund described in the previous paragraph invests primarily in mortgage-related securities, none of which are secured by sub-prime mortgages, but a portion of which are secured by interest-only mortgages, option-payment mortgages, and other “Alt-A” mortgages. As a result of an increase in the fair value of this mutual fund, an additional impairment has not been recorded on this investment since the first quarter of 2009. However, given the uncertainty that exists in the markets for investments secured by these types of loans, as well as the possibility of continued deterioration in the performance of these types of loans, the Company may be required to record future impairment charges against this investment, although there can be no assurances. This investment had a carrying value of $21.7 million at March 31, 2010, which included an unrealized gain of $861,000 based on the mutual fund’s fair value as of that date. This unrealized gain was recorded in accumulated other comprehensive income (net of related taxes), which is a component of shareholders’ equity.
Net loan-related fees and servicing revenue was $158,000 during the three months ended March 31, 2010, compared to $(332,000) in the same period of 2009. The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	Three Months Ended March 31
	2010	2009
	(Dollars in thousands)
Gross servicing fees	$629	$463
Mortgage servicing rights amortization	(476)	(1,023)
Mortgage servicing rights valuation (loss) recovery	(76)	120

Loan servicing revenue, net	77	(440)
Other loan fee income	81	108

Loan-related fees and servicing revenue, net	$158	$(332)

Gross servicing fees increased by $166,000 or 35.9% during the three months ended March 31, 2010, compared to the same three month period in 2009. As of March 31, 2010, the Company serviced $1.0 billion in loans for third-party investors compared to $798.3 million at March 31, 2009. This increase was caused by a substantial increase in one- to four-family loans originated and sold in the secondary market due to historically low interest rates in 2009. Amortization of MSRs declined by $547,000 or 53.4% during the three months ended March 31, 2010, compared to the same period in the previous year. Lower interest rates in 2009 caused an increase in mortgage loan prepayment activity, which in turn caused in an increase in MSR amortization in the first quarter of that year. Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is included in loan-related fees and servicing revenue as a recovery or charge, as the case may be, in the period in which the change occurs. During the three month period ended March 31, 2010, the valuation allowance increased by $76,000 compared to a decrease of $120,000 during the same period in 2009. As of March 31, 2010, the Company had a valuation allowance of $363,000 against MSRs with a gross book value of $7.1 million.
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
Other non-interest income increased by $187,000 or 11.6% during the quarter ended March 31, 2010, compared to the same quarter in 2009. Most of this increase was due to an increase in earnings from the Company’s investment in bank-owned life insurance (“BOLI”).
Non-Interest Expense Total non-interest expense increased by $108,000 or 0.7% in the first quarter of 2010 compared to the same period in 2009. This increase was due to a loss on foreclosed real estate and an increase in FDIC insurance premium expense. These developments were substantially offset by a decrease in compensation and related costs.

Losses on foreclosed real estate were $955,000 during the first quarter of 2010 compared to gains of $5,000 in the same quarter last year. In recent periods the Company has experienced an increase in losses on foreclosed real estate due to continued declines in real estate values and weak economic conditions. These losses are determined through updated appraisals or internal management evaluations of current market conditions. If market conditions continue to deteriorate, future losses on foreclosed real estate could remain elevated in the near term.
FDIC premium expense was $1.0 million during the three months ended March 31, 2010, compared to $362,000 during the same period in 2009. In 2009 the FDIC raised its regular premium rates for all financial institutions. In addition, during the first quarter of 2009 the Company used the last of certain premium credits that had been available to offset deposit insurance premium costs. There may be further increases in the FDIC premium rates and/or special premium assessments in future periods, either as a result of changes in law or to respond to losses in the FDIC’s insurance fund. Any such increases or special assessments could have a significant adverse affect on the Company’s results of operations, capital resources, or liquidity in future periods.
Compensation and related expenses decreased by $1.3 million or 12.6% during the three months ended March 31, 2010, compared to the same period in 2009. This decrease was primarily due to a decline in stock-based compensation. The Company expects ESOP expense to be substantially lower in 2010 than it has been in prior periods due to the expiration of the original ten-year commitment to the plan. The Company does not expect to maintain ESOP contributions at prior years’ levels in 2010. However, this decision is subject to review on a periodic basis and contributions may be increased in future years. Also contributing to the decrease in stock-based compensation in 2010 relative to 2009 was a large grant of stock options and restricted stock that was made in 2004 that became fully vested in mid-2009. No related amortization expense related to that grant has been recorded beyond that point.
Income Taxes Income tax expense was $1.1 million during the three months ended March 31, 2010, compared to $1.7 million in the same quarter of 2009. In the first quarter of 2009 the Company recorded a $1.8 million tax benefit related to the elimination of a valuation allowance the Company established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which management was unable to determine in prior periods whether it was more likely than not that the tax benefits would be realized in future periods. In the first quarter of 2009 Wisconsin law was amended from a system that taxed each affiliated entity separately to a form of combined reporting. As a result of this change, management determined that the Company’s Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in a one-time tax benefit of $1.8 million in the first quarter of 2009. Excluding the impact of this one-time tax benefit, the Company’s effective tax rate (“ETR”) for the first three months of 2010 and 2009 was 33.3% and 39.2%, respectively. The Company’s ETR is lower in 2010 because non-taxable revenue, such as earnings from BOLI, comprises a larger percentage of pre-tax earnings than it did in 2009.
Like many Wisconsin financial institutions, the Bank has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which was not subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin. This audit program has not been concluded, is not being actively pursued, and the Department has not asserted a claim against the Bank or its subsidiaries. Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods, which could have a substantial negative impact on the Bank’s earnings in the period of the resolution. Although the Bank believes it has reported income and paid Wisconsin taxes in prior periods in accordance with applicable legal requirements and the Department’s long-standing interpretations of them, the Bank’s position may not prevail in court or other actions may occur which give rise to liabilities. The Bank may also incur further costs in the future to address and defend these issues.

Financial Condition
Overview The Company’s total assets decreased by $67.4 million or 1.9% during the three months ended March 31, 2010. Total assets at March 31, 2010, were $3.44 billion compared to $3.51 billion at December 31, 2009. During the period the Company’s cash and cash equivalents declined by $85.6 million or 37.6% and its loan portfolio declined by $40.6 million or 2.7%. These developments were partially offset by a $60.0 million or 4.0% increase in the Company’s securities available-for sale. The Company’s deposit liabilities decreased by $44.8 million or 2.1% during the three months ended March 31, 2010, and other liabilities decreased by $27.4 million or 45.9%. The Company’s total shareholders’ equity decreased from $402.5 million at December 31, 2009, to $398.2 million at March 31, 2010. Non-performing assets increased by $8.8 million or 14.6% to $69.9 million during the three months ended March 31, 2010.
The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the three months ended March 31, 2010.
Cash and Cash Equivalents Cash and cash equivalents declined from $227.7 million at December 31, 2009, to $142.1 million at March 31, 2010. Although the Company continues to maintain a relatively high level of overnight investments for reasons described earlier in this report, during the first quarter the Company reduced its holding of such investments to purchase securities available-for-sale and to fund declines in deposit liabilities and other liabilities.
Securities Available-for-Sale The Company’s portfolio of securities available-for-sale increased by $60.0 million or 4.0% in the aggregate during the three months ended March 31, 2010. This increase was primarily caused by the purchase of $507.8 million in securities consisting principally of medium-term government agency securities. These purchases were offset in part by $167.6 million in sales of long-term, fixed-rate MBSs, as previously described, as well as $206.0 million in securities that were called by their issuers during the period.
The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. During the three months ended March 31, 2010, the fair value adjustment on the Company’s available-for-sale securities improved from a net unrealized loss of $1.9 million at December 31, 2009, to a net unrealized loss of $139,000 at March 31, 2010. This improvement was due in part to an increase in the fair value of the Company’s portfolio of private-label CMOs. The Company’s private-label CMOs were originally purchased from 2004 to early 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their original purchase. However, in 2009, a number of the securities in the portfolio were downgraded. The following table presents the credit ratings, carrying values, and unrealized losses of the Company’s private-label CMO portfolio as of the dates indicated:

	March 31, 2010		December 31, 2009
	Carrying	Unrealized	Carrying	Unrealized
	Value	Loss, Net	Value	Loss, Net
Credit rating (1):		(Dollars in thousands)
AAA/Aaa	$21,419	$149	$22,959	$341
AA/Aa	9,590	332	9,980	483
A	30,207	2,626	31,377	3,260
BBB/Baa	15,071	1,784	15,769	2,151
Less than investment grade	30,190	2,029	31,697	2,763

Total private-label CMOs	$106,477	$6,920	$111,782	$8,998

(1)	In instances of split-ratings, each security has been classified according to its lowest rating.

Although the net unrealized loss on the Company’s private-label CMOs declined during the three months ended March 31, 2010, the market value for these securities has remained depressed due to a general deterioration in economic conditions and related declines in real estate values. However, management has determined that it is unlikely the Company will not collect all amounts due according to the contractual terms of these securities. As such, management has determined that none of the Company’s private-label CMOs are other-than-temporarily impaired as of March 31, 2010. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion relating to the Company’s securities available-for-sale, refer to “Results of Operations—Non-Interest Income,” above, as well as Note 2, “Securities Available-for-Sale,” of the Company’s Unaudited Condensed Consolidated Financial Statements, above.
Loans Receivable Loans receivable decreased by $40.6 million or 2.7% as of March 31, 2010, compared to December 31, 2009. The Company’s portfolio of one- to four-family loans declined from $656.0 million at December 31, 2009, to $627.0 million at March 31, 2010. This decline was caused by continued refinancing of adjustable-rate loans by borrowers (which the Company typically retains in portfolio) into fixed-rate loans (which the Company generally sells). Although market interest rates for mortgage loans have trended higher in recent months, the Company expects borrowers to continue to prefer fixed-rate mortgage loans in the near term, which could impact its ability to increase its portfolio of one- to four-family loans.
The Company’s multi-family and commercial real estate mortgage loan originations were $7.1 million in the aggregate for the first three months of 2010 compared to $22.2 million for the same period in 2009. In addition, its commercial business loan originations for the first three months of 2010 were $4.4 million compared to $5.7 million during the same period in 2009. Although the Company continues to emphasize originations of these types of loans, originations have declined in recent periods due to a general deterioration in economic conditions, as well as the Company’s conservative underwriting standards. Despite this decline, the Company’s aggregate portfolio of multi-family and commercial real estate mortgage loans increased from $476.3 million at December 31, 2009, to $491.6 million at March 31, 2010. This increase was due to fewer loan repayments and maturities in recent periods, as well as construction and development loans that were transferred to permanent financing during the quarter. As a result of this latter development, the Company’s portfolio of construction and development loans declined by $23.2 million or 24.2% during the first quarter of 2010. The Company’s portfolio of commercial business loans decreased from $52.0 million at December 31, 2009, to $47.2 million at March 31, 2010.
The Company’s consumer loan originations, including fixed-term home equity loans and lines of credit, were $15.2 million for the three months ended March 31, 2010, compared to $19.3 million for the same period last year. Lower origination activity in recent periods has been primarily the result of declining demand due to slower economic growth, as well as a general decline in real estate values, which has had a negative impact on homeowners’ equity. Reduced origination activity resulted in a decline in the Company’s consumer loan portfolio from $275.5 million at December 31, 2009, to $266.0 million at March 31, 2010. Also contributing to this decline was a low interest rate environment in recent periods which has encouraged many borrowers to refinance their home equity loans or lines of credit and other consumer loans into first mortgage loans during the period. Many of these borrowers reestablished home equity lines of credit with the Company in accordance with its established lending standards, but had not drawn substantial amounts on these lines as of the end of the first quarter.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations and purchases for the periods indicated:

	Three Months Ended
	March 31
	2010	2009
Mortgage loans:	(Dollars in thousands)
One- to four-family	$54,611	$217,185
Multi-family	3,861	5,486
Commercial real estate	3,189	16,670

Total mortgage loans	61,661	239,341
Consumer loans	15,165	19,269
Commercial business loans	4,401	5,657

Total loan originations	81,227	264,267
One- to four-family mortgage loans purchased	—	1,570

Total loans originated and purchased	$81,227	$265,837

In light of current economic conditions and recent loan origination activity, management expects growth in all categories of the Company’s loan portfolio to be slow or negative in the near term, although there can be no assurances.
Mortgage Servicing Rights The carrying values of the Company’s MSRs were $6.8 million at March 31, 2010, compared to $6.9 million at December 31, 2009, net of valuation allowances of $363,000 and $287,000, respectively. As of March 31, 2010, and December 31, 2009, the Company serviced $1.0 billion in loans for third-party investors.
Other Assets As a condition of membership in the FHLB of Chicago, the Company holds shares of the FHLB of Chicago that had a carrying value of $46.1 million at both March 31, 2010, and December 31, 2009, and which is included as a component of other assets. In 2007, the FHLB of Chicago was required to suspend payment of dividends on its stock. If there are any further developments that impair the value of the common stock of the FHLB of Chicago, the Company may be required to write down the value of the shares it holds, which in turn would affect the Company’s net income in the period of the write down and shareholders’ equity.
Deposit Liabilities Deposit liabilities decreased by $44.8 million or 2.1% during the three months ended March 31, 2010, to $2.09 billion compared to $2.14 billion at December 31, 2009. Core deposits, consisting of checking, savings, and money market accounts, decreased by $17.3 million or 2.0% during the period while certificates of deposit declined by a $27.5 million or 2.1%. Management attributes the decline in core deposits to seasonal activity that typically results in increases in such deposits near the end of a calendar year. With respect to the decline in certificates of deposits, the Company has aggressively reduced the rates it offers on its certificates of deposit in recent periods in an effort to manage its overall liquidity position, which has resulted in a decline in certificates of deposit. As a result of these efforts, the weighted average cost of deposits declined by 91 basis points during the three months ended March 31, 2010, compared to the same period in the previous year.

Borrowings Borrowings, which consisted of advances from the FHLB of Chicago, declined slightly during the three months ended March 31, 2010. The following table presents the Company’s FHLB advances by contractual maturities as of that date.

	Amount	Rate
	(Dollars in thousands)
FHLB advances maturing in:
2012	$100,000	4.52%
2013	260	4.17
2016	200,000	4.25
2017	557,413	4.15
Thereafter	49,047	5.12

Total FHLB advances	$906,720	4.27%

A substantial portion of these advances contain quarterly redemption options that are subject to potential exercise by the FHLB of Chicago. As of March 31, 2010, substantially all of the Company’s FHLB of Chicago advances were subject to significant prepayment penalties if voluntarily repaid prior to their stated maturity.
Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $11.8 million at March 31, 2010, compared to $2.5 million at December 31, 2009. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.
Other Liabilities Other liabilities were $32.3 million at March 31, 2010, compared to $59.7 million at December 31, 2009. Substantially all of this decrease was caused by amounts due to securities brokers for securities purchased in December 2009 that settled in January 2010.
Shareholders’ Equity The Company’s shareholders’ equity decreased slightly during the three months ended March 31, 2010. During this period the positive effects of the Company’s earnings and a decline in its accumulated other comprehensive loss were offset by dividend payments and stock repurchases. The Company’s ratio of total shareholders’ equity to total assets was 11.56% at March 31, 2010, compared to 11.46% at December 31, 2009. A quarterly cash dividend of $0.07 per share was paid in during the first quarter 2010. The dividend payout ratio was 152% of net income for the three months ended March 31, 2010. On May 3, 2010, the Company’s board of directors announced that it had declared a $0.07 per share dividend payable on June 1, 2010, to shareholders of record on May 14, 2010.
During the three months ended March 31, 2010, the Company repurchased 690,800 shares of Company common stock at an average price of $6.55 per share. For additional discussion, refer to “Liquidity and Capital Resources—Capital Resources,” and Part II, Item 2, “Unregistered Sale of Equity Securities and Use of Proceeds,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At March 31	At December 31
	2010	2009
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$13,020	$12,126
Multi-family	3,357	3,357
Commercial real estate	27,770	23,699
Construction and development	—	—

Total non-accrual mortgage loans	44,147	39,182

Non-accrual consumer loans:
Secured by real estate	1,456	1,433
Other consumer loans	152	212

Total non-accrual consumer loans	1,608	1,645
Non-accrual commercial business loans	3,249	923

Total non-accrual loans	49,004	41,750
Accruing loans delinquent 90 days or more	750	834

Total non-performing loans	49,754	42,584
Foreclosed properties and repossessed assets	19,331	17,689

Total non-performing assets	$69,085	$60,273

Non-performing loans to loans receivable, net	3.40%	2.83%
Non-performing assets to total assets	2.01%	1.72%
Additional interest income that would have been recognized if non-accrual loans had been current	$2,773	$2,671
The Company’s non-performing loans were 3.40% of loans receivable as of March 31, 2010, compared to 2.83% as of December 31, 2009. The ratios of non-performing assets to total assets were 2.01% and 1.72% as of these same dates, respectively. During the three months ended March 31, 2010, the Company’s non-performing loans increased by $7.2 million or 16.8%. This increase was caused by the economic recession and increased unemployment over the past year that resulted in increased stress on borrowers and increased loan delinquencies. The increase in non-performing loans in the first quarter of 2010 was principally caused by the default of $10.2 million in loans to four unrelated borrowers, as previously described. The collateral for one of these relationships, a $3.3 million loan secured by a retail center and office building, was transferred to foreclosed real estate during the quarter, net of its allowance for loan loss of $550,000.
Foreclosed real estate increased from $17.7 million at December 31, 2009, to $19.3 million at March 31, 2010. This increase was due to the transfer described in the previous paragraph, which was partially offset by the sale during the quarter of another foreclosed property that had a carrying value of $2.3 million. The proceeds on this sale approximated the property’s carrying value.

A summary of the allowance for loan losses is shown below for the periods indicated:

	Three Months Ended March 31
	2010	2009
	(Dollars in thousands)
Balance at the beginning of the period	$17,028	$12,208
Provision for loan losses	3,366	3,161

Charge-offs:
Mortgage loans	(1,301)	(1,785)
Consumer loans	(227)	(81)
Commercial business loans	(3)	—

Total charge-offs	(1,531)	(1,866)

Recoveries:
Mortgage loans	21	—
Consumer loans	8	11
Commercial business loans	—	—

Total recoveries	29	11
Net charge-offs	(1,502)	(1,855)

Balance at the end of the period	$18,892	$13,514

	March 31	December 31
	2010	2009

Allowance as a percent of total loans	1.29%	1.13%
Allowance as a percent of non-performing loans	37.97%	39.99%
Net charge-offs to average loans (1)	0.40%	0.45%

(1)	Annualized rates for the three months ended March 31, 2010, and twelve months ended December 31, 2009, respectively.
The Company’s allowance for loan losses increased to $18.9 million or 1.29% of total loans at March 31, 2010, compared to $17.0 million or 1.13% at December 31, 2009. As a percent of non-performing loans, the Company’s allowance for loan losses was 38.0% at March 31, 2010, compared to 40.0% at December 31, 2009. The dollar increase in the allowance was caused by the additional loss allowances that were established in the first quarter of 2010, as described earlier in this report. This development was partially offset by loan charge-offs during the period.
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
Scheduled payments and maturities of loans and securities available-for-sale are relatively predictable sources of funds. However, cash flows from deposit liabilities, calls of investment securities, and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. For example, during the three months ended March 31, 2010, prepayments in the Company’s mortgage-related securities, prepayments in its one- to four-family mortgage loan portfolio, and calls of certain investment securities increased because of the interest rate environment. A different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
The Company is committed to maintaining a strong liquidity position; therefore, management monitors the Company’s liquidity position on a daily basis. Based upon historical experience and available sources of liquidity, management anticipates that the Company will have sufficient funds to meet current funding commitments. For additional discussion refer to “Financial Condition,” above, and “Qualitative and Quantitative Disclosure s about Market Risk” in Part I, Item 3, below.
Capital Resources At March 31, 2010, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2010, the Bank had a Tier 1 capital ratio of 10.06% and a total risk-based capital ratio of 21.99%.
The Company paid a cash dividend of $0.07 per share during the first quarter of 2010. On May 3, 2010, the Company’s board of directors announced that it had declared a $0.07 per share dividend payable on June 1, 2010, to shareholders of record on May 14, 2010.
From time to time, the Company has repurchased shares of its common stock. Such repurchases have had the effect of reducing the Company’s capital and increasing its borrowings as a percent of total funding sources; further repurchases will continue to have the same effect. During the three months ended March 31, 2010, the Company repurchased 690,800 shares of Company common stock at an average price of $6.55 per share, which completed the purchases authorized under its latest repurchase program. As of the date of this report, the Company’s board of directors has not authorized a new stock repurchase program.
The payment of dividends or the repurchase of common stock by the Company is highly dependent on the ability of the Company’s bank subsidiary to pay dividends or otherwise distribute capital to the Company. While the capital of the Company’s bank subsidiary remains strong, regulators and lawmakers have increased their focus in recent periods on the capital levels of regulated financial institutions. This increased focus may, through change s in regulatory requirements and/or new legislation, affect required capital levels and/or the percentage of income that such institutions may use for dividends, which could have an adverse impact on the Company’s ability to maintain its dividend and/or repurchase shares of its stock in future periods. Refer to Part I, Item 1, “Business-Regulation and Supervision,” of the Company’s 2009 Annual Report on Form 10-K for additional discussion.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
Contractual Obligations The following table presents, as of March 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total

	(Dollars in thousands)
Deposits with no stated maturity	$830,910	—	—	—	$830,910
Certificates of deposits	920,699	$242,586	$98,557	—	1,261,842
Borrowed funds (1)	—	100,000	260	$806,460	906,720
Operating leases	948	1,368	1,176	2,641	6,133
Purchase obligations	1,680	3,360	3,360	7,975	16,375
Non-qualified retirement plans and deferred compensation plans	800	2,181	2,694	8,449	14,124

(1)	Includes $856.0 million in advances that are redeemable on a quarterly basis at the option of the FHLB of Chicago.
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
The Company also has obligations under its deferred retirement plan for executives and directors as described in Note 10, “Employee Benefit Plans,” to the Unaudited Condensed Consolidated Financial Statements, above.
Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of March 31, 2010.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total

	(Dollars in thousands)
Commercial loans	$684	—	—	—	$684
Residential real estate loans	69,142	—	—	—	69,142
Revolving home equity and credit card lines	150,038	—	—	—	150,038
Standby letters of credit	60	—	$41	$10	111
Commercial lines of credit	15,390	—	—	—	15,390
Undisbursed commercial loans	342	—	—	—	342
Approved commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit, and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At March 31, 2010, the Company had forward commitments to sell one- to four-family mortgage loans of $31.0 million to Fannie Mae. As described in Note 13, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.
Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of March 31, 2010.

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
The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2010, which management anticipates will reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities—based upon contractual maturities and if applicable, call dates. $635.3 million in investment securities with maturities beyond one year have been classified as due within one year based on their call dates. These investments may or may not be called prior to their stated maturities. $210.3 million in investment securities with call dates within one year have been classified as due beyond one year according to their stated maturities. These investments may be called prior to their stated maturities.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated repayment speeds. Actual cash flows may differ from these assumptions.

•	Loans receivable—based upon contractual maturities, repricing dates (if applicable), scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ from these assumptions.

•	Deposit liabilities—based upon contractual maturities and historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon stated maturity. However, $856.0 million of borrowings classified as due beyond one year contain a redemption option which has not been reflected in the analysis. These borrowings could be redeemed at the option of the lender prior to their stated maturity (refer to “Financial Condition—Borrowings” in Part I, Item 2, above).

	At March 31, 2010
			More Than One Year	More Than
	Within Three	Three to Twelve	To Three	Three Years
	Months	Months	Years	To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$62,507	$95,568	$169,649	$83,656	$99,557	$510,937
Adjustable	89,547	251,197	205,197	31,167	201	577,309
Construction:
Fixed	175	5,771	11,140	—	4,840	21,926
Adjustable	22,350	4,976	—	2,020	—	29,346
Consumer loans	103,331	48,140	62,366	27,040	23,599	264,476
Commercial business loans	21,258	11,650	10,774	507	37	44,226
Interest-earning deposits	118,393	—	—	—	—	118,393
Investment securities	46,545	610,316	35,000	120,350	54,990	867,201
Mortgage-related securities:
Fixed	32,318	72,271	124,147	85,311	129,986	444,033
Adjustable	105,230	124,581	—	—	—	229,811
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	647,746	1,224,470	618,273	350,051	313,210	3,153,750

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	711	2,099	5,344	4,997	74,941	88,092
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,670	4,926	12,545	11,728	165,326	196,195
Savings accounts	1,817	5,356	13,606	12,674	173,764	2070,217
Money market accounts	339,406	—	—	—	—	339,406
Certificates of deposit	332,739	616,928	213,618	98,557	—	1,261,842
Advance payments by borrowers for taxes and insurance	—	11,802	—	—	—	11,802
Borrowings	258	800	102,283	2,708	800,671	906,720

Total interest-bearing and non-interest-bearing liabilities	676,601	641,911	347,396	130,664	1,214,702	3,011,274

Interest rate sensitivity gap	$(28,855)	$582,559	$270,877	$219,387	$(901,492)	$142,476

Cumulative interest rate sensitivity gap	$(28,855)	$553,704	$824,581	$1,043,968	$142,476

Cumulative interest rate sensitivity gap as a percentage of total assets	(0.84)%	16.07%	23.94%	30.31%	4.14%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	95.74%	141.99%	149.50%	158.11%	104.73%

Based on the above gap analysis, at March 31, 2010, the Company’s interest-earning assets maturing or repricing within one year exceeded its interest-bearing liabilities maturing or repricing within the same period by $553.7 million. This represented a positive cumulative one-year interest rate sensitivity gap of 16.1%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 142.0%. Based on this information, management anticipates that over the course of the next year the Company’s net interest income could benefit from an increase in market interest rates. Alternatively, the Company’s net interest income could be adversely affected by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2009 Annual Report on Form 10-K.
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
The following table presents the estimated PVE over a range of interest rate change scenarios at March 31, 2010. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
		(Dollars in thousands)
+300	$335,525	$(146,469)	(30.4)%	10.23%	(24.8)%
+200	392,192	(89,802)	(18.6)	11.65	(14.4)
+100	441,780	(40,214)	(8.3)	12.78	(6.0)
0	481,994	—	—	13.60	—
-100	466,377	(15,617)	(3.2)	12.94	(4.9)
Based on the above analysis, management anticipates that the Company’s PVE may be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower loan prepayments and reduced likelihood of security calls), partially offset by a decline in the present value of FHLB advances. However, at higher interest rate scenarios (i.e., +300), management has assumed the Company’s FHLB advances will be redeemed, which reduces the positive impact of this offset in higher interest rate scenarios. Based on the above analysis, management anticipates that the Company’s PVE may also be adversely impacted by a decrease in interest rates. This decline is due to shorter earning asset durations in lower interest rate scenarios which reduces the positive impact decreases in interest rates normally have on the present value of earning assets. It should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2009 Annual Report on Form 10-K.
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

PART II
Item 1A. Risk Factors
Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2009 Annual Report on Form 10-K. Refer also to “Management Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” in Part I, Item 2, above.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases by the Company of its common shares during the first quarter of 2010.

			Total Number	Maximum Number of
		Average	of Shares Purchased	Shares That May Yet
	Total Number	Price Paid	as Part of Publicly	be Purchased Under
	of Shares Purchased	Per Share	Announced Plans	the Plans
Month:
January 2010	281,100	$6.9071	281,100	407,700
February 2010	407,700	6.3419	407,700	—
March 2010	—	—	—	—

Total purchased	690,800	$6.5535	690,800

Item 6. Exhibits
Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: May 4, 2010	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman, President, and Chief Executive Officer

Date: May 4, 2010	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended March 31, 2010

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