Form 10-Q
period 2010-06-30
BANK MUTUAL CORP
filed 2010-08-05
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010
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
Yes ☐ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,709,666 shares, at August 5, 2010.

BANK MUTUAL CORPORATION
FORM 10-Q QUARTERLY REPORT

PART I
Item 1. Financial Statements
Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Financial Condition

	June 30	December 31
	2010	2009
	(Dollars in thousands)
Assets

Cash and due from banks	$22,014	$37,696
Interest-earning deposits	138,768	189,962

Cash and cash equivalents	160,782	227,658
Securities available-for-sale, at fair value:
Investment securities	861,854	614,104
Mortgage-related securities	734,030	866,848
Loans held for sale, net	21,207	13,534
Loans receivable, net	1,414,968	1,506,056
Foreclosed properties and repossessed assets	20,606	17,689
Goodwill	52,570	52,570
Mortgage servicing rights, net	6,606	6,899
Other assets	209,953	206,706

Total assets	$3,482,576	$3,512,064

Liabilities and equity

Liabilities:
Deposit liabilities	$2,103,692	$2,137,508
Borrowings	906,462	906,979
Advance payments by borrowers for taxes and insurance	20,919	2,508
Other liabilities	51,519	59,668

Total liabilities	3,082,592	3,106,663

Equity:
Preferred stock — $.01 par value:
Authorized — 20,000,000 shares in 2010 and 2009 Issued and outstanding — none in 2010 and 2009	—	—
Common stock — $.01 par value:
Authorized — 200,000,000 shares in 2010 and 2009 Issued — 78,783,849 shares in 2010 and 2009
Outstanding — 45,709,666 shares in 2010 and 46,165,635 in 2009	788	788
Additional paid-in capital	495,035	499,376
Retained earnings	268,960	272,518
Unearned ESOP shares	(174)	(347)
Accumulated other comprehensive loss	(262)	(2,406)
Treasury stock — 33,074,183 shares in 2010 and 32,618,214 in 2009	(367,288)	(367,452)

Total shareholders’ equity	397,059	402,477
Non-controlling interest in real estate partnership	2,925	2,924

Total equity including non-controlling interest	399,984	405,401

Total liabilities and equity	$3,482,576	$3,512,064

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30
	2010	2009
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$19,879	$24,541
Investment securities	4,454	4,551
Mortgage-related securities	5,153	10,052
Interest-earning deposits	100	22

Total interest income	29,586	39,166

Interest expense:
Deposit liabilities	7,426	11,520
Borrowings	9,764	9,778
Advance payments by borrowers for taxes and insurance	1	3

Total interest expense	17,191	21,301

Net interest income	12,395	17,865
Provision for loan losses	6,150	472

Net interest income after provision for loan losses	6,245	17,393

Non-interest income:
Service charges on deposits	1,499	1,610
Brokerage and insurance commissions	991	856
Loan related fees and servicing revenue, net	94	39
Gain on loan sales activities, net	1,164	2,930
Gain on investments, net	6,687	610
Other non-interest income	1,955	1,599

Total non-interest income	12,390	7,644

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	8,998	10,398
Occupancy and equipment	2,692	2,898
Federal insurance premiums and special assessment	1,010	2,364
Loss on foreclosed real estate, net	2,088	69
Other non-interest expense	2,954	2,939

Total non-interest expenses	17,742	18,668

Income before income taxes	893	6,369
Income tax expense	162	2,553

Net income before non-controlling interest	731	3,816
Net loss attributable to non-controlling interest	—	1

Net income	$731	$3,817

Per share data:
Earnings per share — basic	$0.02	$0.08

Earnings per share — diluted	$0.02	$0.08

Cash dividends per share paid	$0.07	$0.09

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30
	2010	2009
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$40,735	$50,771
Investment securities	9,185	9,758
Mortgage-related securities	11,513	20,550
Interest-earning deposits	145	73

Total interest income	61,578	81,152

Interest expense:
Deposit liabilities	15,636	24,634
Borrowings	19,430	19,456
Advance payments by borrowers for taxes and insurance	2	4

Total interest expense	35,068	44,094

Net interest income	26,510	37,058
Provision for loan losses	9,516	3,633

Net interest income after provision for loan losses	16,994	33,425

Non-interest income:
Service charges on deposits	2,888	3,056
Brokerage and insurance commissions	1,577	1,518
Loan related fees and servicing revenue, net	252	(292)
Gain on loan sales activities, net	1,817	6,762
Gain on investments, net	11,072	2,672
Other non-interest income	3,752	3,209

Total non-interest income	21,358	16,925

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	17,711	20,364
Occupancy and equipment	5,678	6,082
Federal insurance premiums and special assessment	2,021	2,726
Loss on foreclosed real estate, net	3,043	64
Other non-interest expense	5,851	5,887

Total non-interest expenses	34,304	35,123

Income before income taxes	4,048	15,227
Income tax expense	1,214	4,222

Net income before non-controlling interest	2,834	11,005
Net (income) attributable to non-controlling interest	(1)	—

Net income	$2,833	$11,005

Per share data:
Earnings per share — basic	$0.06	$0.24

Earnings per share — diluted	$0.06	$0.23

Cash dividends per share paid	$0.14	$0.18

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

					Accumulated		Non-Controlling
		Additional		Unearned	Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total
			(Dollars in thousands, except per share data)
Balance at January 1, 2010	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401

Comprehensive income:
Net income	—	—	2,833	—	—	—	—	2,833
Net income attributable to non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $5,878	—	—	—	—	8,776	—	—	8,776
Reclassification adjustment for gain on securities included in income, net of income taxes of $(4,440)	—	—	—	—	(6,632)	—	—	(6,632)

Total comprehensive income	—	—	—	—	—	—	—	4,978

Purchase of treasury stock	—	—	—	—	—	(5,029)	—	(5,029)
Issuance of management recognition plan shares	—	(184)	—	—	—	184	—	—
Committed ESOP shares	—	250	—	173	—	—	—	423
Exercise of stock options	—	(4,469)	—	—	—	5,009	—	540
Share based payments	—	62	—	—	—	—	—	62
Cash dividends ($0.14 per share)	—	—	(6,391)	—	—	—	—	(6,391)

Balance at June 30, 2010	$788	$495,035	$268,960	$(174)	$(262)	$(367,288)	$2,925	$399,984

Balance at January 1, 2009	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535

Comprehensive income:
Net income	—	—	11,005	—	—	—	—	11,005
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $3,195	—	—	—	—	7,228	—	—	7,228
Reclassification adjustment for gain on securities included in income, net of income taxes of $(1,071)	—	—	—	—	(1,601)	—	—	(1,601)

Total comprehensive income	—	—	—	—	—	—	—	16,,632

Purchase of treasury stock	—	—	—	—	—	(10,564)	—	(10,564)
Committed ESOP shares	—	1,075	—	450	—	—	—	1,525
Exercise of stock options	—	(805)	—	—	—	1,091	—	286
Share based payments	—	815	—	—	—	—	—	815
Cash dividends ($0.18 per share)	—	—	(8,479)	—	—	—	—	(8,479)

Balance at June 30, 2009	$788	$499,586	$276,352	$(797)	$(10,777)	$(365,326)	$2,924	$402,750

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2010	2009
	(Dollars in thousands)
Operating activities:
Net income	$2,833	$11,005
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for loan losses	9,516	3,633
Net loss on foreclosed real estate	3,043	64
Provision for depreciation	1,294	1,244
Amortization of intangibles	203	202
Amortization of mortgage servicing rights	1,036	1,947
Increase (decrease) in valuation allowance on MSRs	206	(453)
Increase in non-controlling interest in real estate partnership	1	—
Stock-based compensation expense	485	2,340
Net premium amortization on securities	1,522	245
Loans originated for sale	(112,350)	(428,135)
Proceeds from loan sales	105,545	417,695
Net gain on loan sales activities	(1,817)	(6,762)
Net gain on sale of investments	(11,072)	(3,503)
Other-than-temporary impairment of available-for-sale securities	—	831
Accrued FDIC special assessment	—	1,550
Decrease in other liabilities	(8,149)	(7,522)
Increase in other assets	(3,180)	(10,344)
Decrease in accrued interest receivable	1,885	1,696

Net cash used in operating activities	(8,999)	(14,267)

Investing activities:
Proceeds from maturities of investment securities	571,690	156,177
Purchases of investment securities	(814,367)	(125,389)
Purchases of mortgage-related securities	(476,562)	(457,340)
Principal repayments on mortgage-related securities	96,587	162,733
Proceeds from sale of investment securities	520,852	177,958
Net decrease in loans receivable	69,278	192,869
Proceeds from sale of foreclosed properties	2,564	2,167
Net purchases of premises and equipment	(1,117)	(819)

Net cash provided (used) in investing activities	(31,075)	108,356

(continued)

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30
	2010	2009
	(Dollars in thousands)
Financing activities:
Net decrease in deposits liabilities	$(33,816)	$(57,569)
Repayments of long-term borrowings	(517)	(491)
Net increase in advance payments by borrowers for taxes and insurance	18,411	19,416
Proceeds from exercise of stock options	205	249
Excess tax benefit from exercise of stock options	335	37
Cash dividends	(6,391)	(8,479)
Purchase of treasury stock	(5,029)	(10,564)

Net cash used in financing activities	(26,802)	(57,401)

Increase (decrease) in cash and cash equivalents	(66,876)	36,688
Cash and cash equivalents at beginning of period	227,658	112,893

Cash and cash equivalents at end of period	$160,782	$149,581

Supplemental information:
Interest paid on deposit liabilities and borrowings	$35,272	$44,179
Income taxes paid	3,403	8,572
Loans transferred to foreclosed properties and repossessed assets	14,094	7,301
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
June 30, 2010
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
In July 2010 the FASB issued new accounting guidance related to certain disclosures about the credit quality of financing receivables and allowances for credit losses. Certain aspects of the new guidance are effective for reporting periods ending after December 15, 2010, which for the Company will be the fourth quarter of 2010. Certain other aspects of the new guidance are not effective until the accounting periods beginning after December 15, 2010, which will be the first quarter of 2011 for the Company. The Company’s adoption of this new guidance is not expected to have an impact on its financial condition, results of operations or liquidity, although it will affect the matters that will be disclosed in the financial statements.
The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Part II, Item 7, of its 2009 Annual Report on Form 10-K, as well as Note 1 of the Company’s Audited Consolidated Financial Statements contained in the same Form 10-K.
Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company’s financial condition and results of operations for the three and six month periods ended June 30, 2010 and 2009, can be found in Part I, Item 2, of this Form 10-Q, under the headings entitled “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality.” In addition, refer to Note 3, “Loans Receivable,” below.
Significant judgments and/or estimates are also made in accounting for the Company’s goodwill and OTTI of its securities available-for-sale. Due to the continued decline in the price of the Company’s common stock, the Company updated its impairment analysis as of June 30, 2010. In the judgment of management there was no impairment of the Company’s goodwill as of June 30, 2010. Information regarding the impact OTTI has had on the Company’s financial condition and results of operations for the

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation (continued)
three and six month periods ended June 30, 2010 and 2009, can be found in Note 2, “Securities Available-for-Sale,” below.
Management also makes judgments and estimates related to its assessment of the Company’s tax assets and liabilities. Information relating to the impact tax assets and liabilities have had on the Company’s financial condition and results of operations for the three and six month periods ended June 30, 2010 and 2009, can be found in Part I, Item 2, of this Form 10-Q, under the heading entitled “Results of Operations—Income Taxes.”
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$836,788	$2,444	$(15)	$839,217
Mutual funds	21,545	1,158	(66)	22,637

Total investment securities	858,333	3,602	(81)	861,854

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	267,440	384	(188)	267,636
Federal National Mortgage Association	271,568	1,837	(1,623)	271,782
Government National Mortgage Association	90,393	1,636	(24)	92,005
Private-label CMOs	106,517	857	(4,767)	102,607

Total mortgage-related securities	735,918	4,714	(6,602)	734,030

Total securities available-for-sale	$1,594,251	$8,316	$(6,683)	$1,595,884

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$594,024	$128	$(2,360)	$591,792
Mutual funds	21,546	831	(65)	22,312

Total investment securities	615,570	959	(2,425)	614,104

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	291,318	4,180	(310)	295,188
Federal National Mortgage Association	220,437	5,044	(723)	224,758
Government National Mortgage Association	234,796	1,512	(1,188)	235,120
Private-label CMOs	120,780	104	(9,102)	111,782

Total mortgage-related securities	867,331	10,840	(11,323)	866,848

Total securities available-for-sale	$1,482,901	$11,799	$(13,748)	$1,480,952

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
As of June 30, 2010 the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. Government and federal obligations	$(15)	1	$19,985	—	—	—	$(15)	$19,985
Mutual funds	—	—	—	$(66)	1	$642	(66)	642

Total investment securities	(15)	1	19,985	(66)	1	642	(81)	20,627

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(119)	18	157,681	(69)	6	5,884	(188)	163,565
Federal National Mortgage Association	(1,578)	7	88,163	(45)	2	3,729	(1,623)	91,892
Government National Mortgage Association	(24)	3	4,899	—	—	—	(24)	4,899
Private label CMOs	—	—	—	(4,767)	21	64,460	(4,767)	64,460

Total mortgage-related securities	(1,721)	28	250,743	(4,881)	29	74,073	(6,602)	324,816

Total	$(1,736)	29	$270,728	$(4,947)	30	$74,715	$(6,683)	$345,443

As of December 31, 2009, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. Government and federal obligations	$(2,360)	24	$441,714	—	—	—	$(2,360)	$441,714
Mutual funds	—	—	—	$(65)	1	$644	(65)	644

Total investment securities	(2,360)	24	441,714	(65)	1	$44	(2,425)	442,358

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(122)	3	49,961	(188)	5	6,073	(310)	56,034
Federal National Mortgage Association	(668)	5	35,848	(55)	1	1,490	(723)	37,338
Government National Mortgage Association	(1,106)	5	84,135	(82)	3	7,039	(1,188)	91,174
Private label CMOs	—	—	—	(9,102)	25	88,860	(9,102)	88,860

Total mortgage-related securities	(1,896)	13	169,944	(9,427)	34	103,462	(11,323)	273,406

Total	$(4,256)	37	$611,658	$(9,492)	35	$104,106	$(13,748)	$715,764

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
The Company has determined that the unrealized losses reported for its investment and mortgage-related securities as of June 30, 2010, and December 31, 2009, were temporary. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. The Company does not intend to sell these securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost.
A portion of the Company’s securities that were in an unrealized loss position at June 30, 2010, and December 31, 2009, consisted of U.S. government and federal agency obligations and mortgage-related securities issued by government sponsored entities. Accordingly, the Company determined that none of those securities were other-than-temporarily impaired as of those dates. The Company also determined that none of its private-label collateralized mortgage obligations (“CMOs”) were other-than-temporarily impaired as of those dates. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities. In addition, as of June 30, 2010, the Company had eleven private-label CMOs, with an aggregate carrying value of $40,789 and unrealized loss of $2,727, that were rated less than investment grade. These eleven private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. Based on this analysis, management concluded that none of these eleven securities were other-than-temporarily impaired as of June 30, 2010, or December 31, 2009.
During the first quarter of 2009, the Company recorded an impairment of $831 on one of its mutual fund investments. This impairment was included as a component of net gain (loss) on investments in the income statement for the six months ended June 30, 2009.
Results of operations included gross realized gains on the sale of securities available-for-sale of $6,687, and $610 for the three month periods ending June 30, 2010 and 2009, respectively, and $11,072 and $3,503 for the six month periods ending June 30, 2010, and 2009, respectively. None of these periods included gross realized losses on the sale of securities available-for-sale.
The amortized cost and fair values of securities by contractual maturity at June 30, 2010, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	—	—
Due after one year through five years	$511,074	$512,528
Due after five years through ten years	241,745	242,427
Due after ten years	83,969	84,262
Mutual funds	21,545	22,637
Mortgage-related securities	735,918	734,030

Total securities available for sale	$1,594,251	$1,595,884

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
Investment securities with a fair value of approximately $515,596 and $394,789 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.
3. Loans Receivable
Loans receivable consist of the following:

	June 30	December 31
	2010	2009

Permanent mortgage loans:
One- to four-family	$593,708	$656,018
Multi-family	221,335	190,377
Commercial real estate	280,147	285,764

Total permanent mortgages	1,095,190	1,132,159

Construction and development loans:
One- to four-family	13,135	11,441
Multi-family	28,134	52,323
Commercial real estate	27,655	32,109

Total construction and development	68,924	95,873

Total real estate mortgage loans	1,164,114	1,228,032

Consumer loans:
Fixed home equity	115,105	124,519
Home equity lines of credit	88,872	88,796
Student	18,841	19,793
Home improvement	27,062	28,441
Automobile	3,782	4,077
Other consumer	7,697	9,871

Total consumer loans	261,359	275,497
Commercial business loans	44,673	52,167

Total loans receivable	1,470,146	1,555,696
Undisbursed loan proceeds	(32,751)	(32,690)
Allowance for loan losses	(22,231)	(17,028)
Unearned loan fees and discounts	(196)	78

Total loans receivable, net	$1,414,968	$1,506,056

The Company’s mortgage loans and home equity loans are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
A summary of the activity in the allowance for loan losses follows:

	Six Months Ended June 30
	2010	2009
	(Dollars in thousands)

Balance at the beginning of the period	$17,028	$12,208
Provision for loan losses	9,516	3,633

Charge-offs:
Mortgage loans	(3,801)	(1,383)
Consumer loans	(395)	(214)
Commercial business loans	(151)	(871)

Total charge-offs	(4,347)	(2,468)

Recoveries:
Mortgage loans	20	—
Consumer loans	14	19
Commercial business loans	—	—

Total recoveries	34	19

Net charge-offs	(4,313)	(2,449)

Balance at the end of the period	$22,231	$13,392

4. Mortgage Servicing Rights
The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated.

	Six Months Ended June 30
	2010	2009

MSRs at beginning of the period	$7,186	$4,525
Additions	949	4,152
Amortization	(1,036)	(1,947)

MSRs at end of period	7,099	6,730
Valuation allowance at end of period	(493)	(369)

MSRs at end of the period, net	$6,606	$6,361

The projections of amortization expense shown below for MSRs are based on existing asset balances and the existing interest rate environment as of June 30, 2010. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
4. Mortgage Servicing Rights (continued)
The following table shows the current period and estimated future amortization expense for MSRs:

		Amount
Six months ended June 30, 2010 (actual)		$1,036

Estimate for six months ended December 31, 2010		$619
Estimate for years ended December 31:	2011	1,141
	2012	1,011
	2013	929
	2014	864
	2015	817
	Thereafter	1,225

	Total	$6,606

5. Other Assets
Other assets are summarized as follows:

	June 30	December 31
	2010	2009

Accrued interest:
Mortgage-related securities	$2,272	$4,651
Investment securities	2,952	1,875
Loans receivable	6,212	6,795

Total accrued interest	11,436	13,321
Premises and equipment, net	51,538	51,715
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	54,349	53,295
Prepaid FDIC insurance premiums	10,618	12,521
Prepaid and other assets	35,920	29,762

Total other assets	$209,953	$206,706

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
6. Deposit Liabilities
Deposit liabilities are summarized as follows:

	June 30	December 31
	2010	2009

Checking accounts:
Non-interest-bearing	$87,330	$94,619
Interest-bearing	198,392	211,448

Total checking accounts	285,722	306,067

Money market accounts	340,259	345,144
Savings accounts	211,702	196,983

Certificates of deposit:
Due within one year	940,065	992,752
After one but within two years	157,264	145,385
After two but within three years	101,835	23,370
After three but within four years	41,183	98,274
After four but within five years	25,662	29,533
After five years	—	—

Total certificates of deposits	1,266,009	1,289,314

Total deposit liabilities	$2,103,692	$2,137,508

7. Borrowings
Borrowings consist of the following:

	June 30, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	256	4.17	264	4.17
2016	200,000	4.25	200,000	4.25
2017	557,408	4.15	557,420	4.15
Thereafter	48,798	5.12	49,295	5.12

Total borrowings	$906,462	4.26%	$906,979	4.26%

Substantially all of the Company’s advances from the Federal Home Loan Bank (“FHLB”) of Chicago are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. At June 30, 2010, $856,000 of the Company’s FHLB of Chicago advances were redeemable on a quarterly basis at the option of the FHLB of Chicago.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings (continued)
The Company is required to maintain certain unencumbered mortgage loans and certain mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Total advances from the FHLB of Chicago are limited to the lesser of: (1) 35% of the Bank’s total assets; (2) 20 times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities. Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at June 30, 2010.
The Bank has $15,000 in aggregate lines of credit with unrelated financial institutions. At June 30, 2010, and December 31, 2009, no amounts were outstanding on these lines of credit.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of June 30, 2010, that the Bank met or exceeded all capital adequacy requirements to which it is subject.
The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of June 30, 2010:

			Required		To Be Well Capitalized Under
			For Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$346,465	21.84%	$126,898	8.00%	$158,623	10.00%
Tier 1 capital (to risk-weighted assets)	337,058	21.25	63,449	4.00	95,174	6.00
Tier 1 capital (to adjusted total assets)	337,058	9.85	136,822	4.00	171,028	5.00
The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
9. Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Basic earnings per share:
Net income	$731	$3,817	$2,833	$11,005

Weighted average shares outstanding	45,424,183	46,229,841	45,490,716	46,462,061
Allocated ESOP shares for period	15,772	81,813	31,544	163,626
Vested MRP shares for period	1,070	15,360	1,888	58,179

Basic shares outstanding	45,441,024	46,327,014	45,524,148	46,683,866

Basic earnings per share	$0.02	$0.08	$0.06	$0.24

Diluted Earnings Per Share:
Net income	$731	$3,817	$2,833	$11,005

Weighted average shares used in basic earnings per share	45,441,024	46,327,014	45,524,148	46,683,866
Dilutive effect of:
Stock option shares	346,324	665,012	390,037	663,383
Unvested MRP shares	—	—	—	—

Diluted shares outstanding	45,787,348	46,992,026	45,914,185	47,347,249

Diluted earnings per share	$0.02	$0.08	$0.06	$0.23

The Company had stock options for 2,034,000 shares outstanding as of June 30, 2010, and for 2,065,600 shares as of June 30, 2009, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.71 and $10.75 per share as of those dates, respectively.
10. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $39 and $41 during the three months ended June 30, 2010 and 2009, respectively, and $76 and $91 for the six months ended June 30, 2010 and 2009, respectively.
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

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The following tables set forth the plans’ net periodic benefit cost:

	Qualified Plan		Qualified Plan
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009

Service cost	$485	$441	$970	$882
Interest cost	506	456	1,012	911
Expected return on plan assets	(573)	(430)	(1,146)	(860)
Amortization of prior service cost	—	139	—	279

Net periodic benefit cost	$418	$606	$836	$1,212

	Supplemental Plan		Supplemental Plan
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009

Service cost	—	$49	—	$98
Interest cost	$107	107	$214	215

Net periodic benefit cost	$107	$156	$214	$313

The 2010 contribution of $5,000 made in the second quarter was determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2010. No contribution is necessary to the Supplemental Plan.
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
In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of June 30, 2010, 639,721 MRP shares and options for 1,542,362 shares remain eligible for award under the 2004 Plan.
The Company has no stock compensation plans that have not been approved by shareholders.
MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $23 and $176 for the three month periods ended June 30, 2010 and 2009, respectively, and $42 and $666 for the six month periods

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
ended June 30, 2010 and 2009, respectively. Outstanding non-vested MRP grants had a fair value of $195 and an unamortized cost of $334 at June 30, 2010. The cost of these shares is expected to be recognized over a weighted-average period of 1.8 years.
During the three months ended June 30, 2010 and 2009, the Company recorded stock option compensation expense of $11 and $58, respectively, and for the six months ended June 30, 2010 and 2009, the Company recorded stock option compensation expense of $20 and $150, respectively. As of June 30, 2010, there was $169 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.9 years.
The following schedule reflects activity in the Company’s stock options during the six month periods ended June 30, 2010 and 2009.

	Six Months Ended June 30
	2010		2009
		Weighted Average		Weighted Average
	Stock Options	Exercise Price	Stock Options	Exercise Price

Outstanding at beginning of period	3,129,398	$8.1823	3,445,967	$7.8763
Granted	50,000	7.2200	—	—
Exercised	(529,157)	3.2056	(92,660)	3.2056
Forfeited	(110,000)	10.6730	(68,200)	10.6730

Outstanding at end of period	2,540,241	$9.0921	3,285,107	$7.9500

The following table provides additional information regarding the Company’s outstanding options as of June 30, 2010.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value

Exercise Price:
$3.2056	.8 years	—	—	536,241	$1,327
$10.6730	3.8 years	—	—	1,822,000	—
$12.2340	6.0 years	20,000	—	30,000	—
$11.1600	7.8 years	19,200	—	12,800	—
$12.0250	8.1 years	40,000	—	10,000	—
$7.2200	9.8 years	50,000	—	—	—

Total		129,200	—	2,411,041	$1,327

Weighted average remaining contractual life		4.6 years		3.2 years

Weighted average exercise price		$10.0693		$9.0398

The intrinsic value of options exercised during the six month periods ended June 30, 2010 and 2009, was $1,754 and $541, respectively. The weighted average grant date fair value of non-vested options at June 30, 2010, was $3.00 per share. During the six month ended June 30, 2010, options for 50,000 shares were granted, options for 6,400 shares became vested, and there were no forfeitures of non-vested options.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following assumptions were used to value 50,000 options granted during the six month period ended June 30, 2010: risk fee rate of 3.00%, dividend yield of 3.00%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options were valued at $1.52 per option using these assumptions. There were no options granted during the six month period ended June 30, 2009.
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
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
13. Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at June 30, 2010, and December 31, 2009, are as follows:

	June 30	December 31
	2010	2009

Unused consumer lines of credit	$148,948	$150,424
Unused commercial lines of credit	16,728	18,904
Commitments to extend credit:
Fixed rate	45,938	35,769
Adjustable rate	1,675	2,185
Undisbursed commercial loans	491	524
Standby letters of credit	147	111
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
As of June 30, 2010 and December 31, 2009, net unrealized losses of $71 and $306, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains (losses) of $523 and $(67) on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.
The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	June 30, 2010		December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest rate lock commitments	$41,395	$667	$15,433	$(69)
Forward commitments	51,238	(738)	27,668	375

Net unrealized gain (loss)		$(71)		$(306)

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
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
June 30, 2010
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
The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	June 30		December 31
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$160,782	$160,782	$227,658	$227,658
Securities available-for-sale	1,595,884	1,595,884	1,480,952	1,480,952
Loans held-for-sale	21,207	21,207	13,534	13,534
Loans receivable, net	1,414,968	1,343,109	1,506,056	1,483,981
Mortgage servicing rights, net	6,606	7,052	6,899	7,720
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	11,436	11,436	13,321	13,321
Deposit liabilities	2,103,692	2,051,522	2,137,508	2,061,164
Borrowings	906,462	1,017,582	906,979	994,300
Advance payments by borrowers	20,919	20,919	2,508	2,508
Accrued interest payable	4,024	4,024	4,228	4,228
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
June 30, 2010
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

	At June30, 2010
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$21,207	—	$21,207
Securities available-for-sale:
Investment securities	$22,637	839,217	—	861,854
Mortgage-related securities	—	734,030	—	734,030

	At December 31, 2009
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$13,534	—	$13,534
Securities available-for-sale:
Investment securities	$22,312	591,792	—	614,104
Mortgage-related securities	—	866,848	—	866,848
For purposes of the impairment testing of MSRs, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements (refer to Note 1 for additional discussion). Although not included in the above table, the Company considers the fair value of MSRs to be Level 3 in the fair value hierarchy. Pools determined to be impaired at June 30, 2010, had an amortized cost basis of $2,936 and a fair value of $2,442 as of that date. Pools determined to be impaired at December 31, 2009, had an amortized cost basis of $2,286 and a fair value of $1,999 as of that date. Accordingly, the Company established a valuation allowance of $493 as of June 30, 2010, compared to $287 as of December 31, 2009. Refer to Note 4 for additional disclosures related to MSRs.
For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
allowance of $12,824 was recorded for loans with a recorded investment of $29,743 at June 30, 2010. These amounts were $6,033 and $16,299 at December 31, 2009, respectively.
Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of June 30, 2010, $16,535 in foreclosed properties were valued at collateral value compared to $10,442 at December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, and are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including high rates of unemployment and the significant instability in credit, lending, and financial markets; declines in the real estate market, which could affect both collateral values and loan activity; high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could adversely impact loan repayments and collection; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; increased competition and/or disintermediation within the financial services industry; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the recently enacted Dodd-Frank Act; changes in regulators’ expectations for financial institutions’ capital levels; changes in tax rates, deductions and/or policies; changes in FDIC premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; demand for other financial services; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2009 Annual Report on Form 10-K.
Results of Operations
Overview The Company’s net income was $731,000 or $0.02 per diluted share in the second quarter of 2010 compared to $3.8 million or $0.08 per diluted share during the same period in 2009. Net income for the six month period ended June 30, 2010, was $2.8 million or $0.06 per diluted share compared to $11.0 million or $0.23 per diluted share in the same period last year. The Company’s net income for the quarter periods represented a return on average assets (“ROA”) of 0.08% and 0.44%, respectively, and a return on average equity (“ROE”) of 0.73% and 3.78%, respectively. For the six month periods, net income represented an ROA of 0.16% and 0.63% in 2010 and 2009, respectively, and an ROE of 1.41% and 5.46% in the same periods, respectively.
Net income during the three months ended June 30, 2010, decreased by $3.1 million or 80.8% compared to the same period in 2009. Net income during the 2010 period was impacted by the following unfavorable developments compared to the same period in 2009:
•	a $5.7 million increase in provision for loan losses;

•	a $5.5 million or 30.6% decrease in net interest income;

•	a $2.0 million increase in losses on foreclosed real estate; and

•	a $1.8 million or 60.3% decrease in gains on loan sales activities.

These unfavorable developments were partially offset by the following favorable developments relative to the same three months in 2009:
•	a $6.1 million increase in gains on investments;

•	a $2.4 million or 93.7% decrease in income tax expense;

•	a $1.4 million or 13.5% decrease in compensation-related expenses; and

•	a $1.4 million or 57.3% decrease in FDIC insurance premiums and special assessments.
Net income during the six months ended June 30, 2010, decreased by $8.2 million or 74.7% compared to the same period in 2009. Net income during the 2010 period was impacted by the following unfavorable developments compared to the same period in 2009:
•	a $10.5 million or 28.5% decrease in net interest income;

•	a $5.9 million or 162% increase in provision for loan losses;

•	a $4.9 million or 73.1% decrease in gains on loan sales activities; and

•	a $3.0 million increase in losses on foreclosed real estate.
These unfavorable developments were partially offset by the following favorable developments relative to the same six months in 2009:
•	an $8.4 million increase in gains on investments;

•	a $3.0 million or 71.2% decrease in income tax expense;

•	a $2.7 million or 13.0% decrease in compensation-related expenses;

•	a $705,000 or 25.9% decrease in FDIC insurance premiums and special assessments;

•	a $544,000 increase in loan-related fees and servicing revenue compared to a loss in the previous year; and

•	a $543,000 or 16.9% increase in other non-interest income.
The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and six month periods ended June 30, 2010 and 2009.
Net Interest Income Net interest income declined by $5.5 million or 30.6% during the three months ended June 30, 2010, compared to the same period in 2009. Net interest income declined by $10.5 million or 28.5% during the six months ended June 30, 2010, compared to the same period last year. These declines were primarily attributable a decrease in interest rate spread between the periods and, to a lesser extent, by a decrease in average earning assets between the periods. The Company’s interest rate spread decreased by 59 and 56 basis points during the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. The Company’s earning assets decreased by $30.7 million or 0.9% and $47.2 million or 1.4% during the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009.
In 2009 and 2010 the Company has experienced increased levels of liquidity due to reduced loan demand and increased repayment activity in its loan and securities portfolios. These developments were caused by a deterioration in economic conditions, as well as a historically low interest rate environment that has resulted in increased refinancing of adjustable-rate residential and home equity loans into fixed-rate residential loans, which the Company typically sells in the secondary market. In addition, in recent periods the Company has sold significant amounts of longer-term, higher-yielding mortgage-related securities at gains in an effort to position its balance sheet for higher interest rates. The Company has reinvested the cash flows from these sources in short- to medium-term fixed-rate securities and has increased its holding of overnight investments. Such investments typically have lower yields than longer-term, fixed-rate loans and securities. As a result of these developments, the Company’s interest rate spread has declined in recent periods.

The Company has also managed its liquidity position over the past year by reducing the rates it offers on its certificates of deposits and certain other deposit accounts. This has resulted in a $32.1 million or 1.6% decrease in average deposit liabilities during the six months ended June 30, 2010, compared to the same period in 2009. It has also resulted in an 86 basis point decline in the weighted average cost of interest-bearing deposit liabilities during the six month period in 2010 compared to the same period in 2009.
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

	Three Months Ended June 30
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,477,875	$19,879	5.38%	$1,732,909	$24,541	5.66%
Mortgage-related securities	714,861	5,153	2.88	996,655	10,052	4.03
Investment securities (2)	850,360	4,454	2.10	379,771	4,551	4.79
Interest-earning deposits	185,170	100	.22	149,670	22	.06

Total interest-earning assets	3,228,266	29,586	3.67	3,259,005	39,166	4.81

Non-interest-earning assets	243,297			231,546

Total average assets	$3,471,563			$3,490,551

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$210,631	29	0.06	$202,739	37	0.07
Money market accounts	340,474	520	0.61	331,313	635	.77
Interest-bearing demand accounts	200,562	29	.06	187,160	28	.06
Certificates of deposit	1,264,567	6,848	2.17	1,300,010	10,820	3.33

Total deposit liabilities	2,016,234	7,426	1.47	2,021,222	11,520	2.28
Advance payments by borrowers for taxes and insurance	17,000	1	0.02	17,089	3	0.07
Borrowings	906,557	9,764	4.31	907,569	9,778	4.31

Total interest-bearing liabilities	2,939,791	17,191	2.34	2,945,880	21,301	2.89

Non-interest-bearing liabilities:
Non-interest-bearing deposits	92,314			92,310
Other non-interest-bearing liabilities	39,572			48,957

Total non-interest-bearing liabilities	131,886			141,267

Total liabilities	3,071,677			3,087,147
Total equity	399,886			403,404

Total average liabilities and equity	$3,471,563			$3,490,551

Net interest income and net interest rate spread		$12,395	1.33%		$17,865	1.92%

Net interest margin			1.54%			2.19%

Average interest-earning assets to average interest-bearing liabilities	1.10x			1.11x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

	Six Months Ended June 30
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (3)	$1,497,527	$40,735	5.44%	$1,782,772	$50,771	5.70%
Mortgage-related securities	750,414	11,513	3.07	949,668	20,550	4.33
Investment securities (4)	778,369	9,185	2.36	404,853	9,758	4.82
Interest-earning deposits	190,280	145	0.15	126,532	73	0.12

Total interest-earning assets	3,216,590	61,578	3.83	3,263,825	81,152	4.97

Non-interest-earning assets	268,267			233,039

Total average assets	$3,484,857			$3,496,864

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$204,673	57	0.06	$195,551	74	0.08
Money market accounts	335,203	1,009	0.60	333,323	1,647	0.99
Interest-bearing demand accounts	196,383	51	0.05	182,067	114	0.13
Certificates of deposit	1,267,765	14,519	2.29	1,325,189	22,799	3.44

Total deposit liabilities	2,004,024	15,636	1.56	2,036,130	24,634	2.42
Advance payments by borrowers for taxes and insurance	12,325	2	0.03	12,079	4	0.07
Borrowings	906,687	19,430	4.29	907,693	19,456	4.29

Total interest-bearing liabilities	2,923,036	35,068	2.40	2,955,902	44,094	2.98

Non-interest-bearing liabilities:
Non-interest-bearing deposits	89,938			88,539
Other non-interest-bearing liabilities	70,380			49,566

Total non-interest-bearing liabilities	160,318			138,105

Total liabilities	3,083,354			3,094,007
Total equity	401,503			402,857

Total average liabilities and equity	$3,484,857			$3,496,864

Net interest income and net interest rate spread		$26,510	1.43%		$37,058	1.99%

Net interest margin			1.65%			2.27%

Average interest-earning assets to average interest-bearing liabilities	1.10x			1.10x

(3)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(4)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.
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

	Three Months Ended June 30, 2010
	Compared to June 30, 2009
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,494)	$(1,168)	$(4,662)
Mortgage-related securities	(2,441)	(2,458)	(4,899)
Investment securities	3,457	(3,554)	(97)
Interest-earning deposits	6	72	78

Total interest-earning assets	(2,472)	(7,108)	(9,580)

Interest-bearing liabilities:
Savings accounts	(3)	(5)	(8)
Money market accounts	18	(133)	(115)
Interest-bearing demand accounts	2	(1)	1
Certificates of deposit	(288)	(3,684)	(3,972)

Total deposit liabilities	(271)	(3,823)	(4,094)
Advance payments by borrowers for taxes and insurance	—	(2)	(2)
Borrowings	(11)	(3)	(14)

Total interest-bearing liabilities	(282)	(3,828)	(4,110)

Net change in net interest income	$(2,190)	$(3,280)	$(5,470)

	Six Months Ended June 30, 2010
	Compared to June 30, 2009
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(7,800)	$(2,236)	$(10,036)
Mortgage-related securities	(3,783)	(5,254)	(9,037)
Investment securities	6,044	(6,617)	(573)
Interest-earning deposits	45	27	72

Total interest-earning assets	(5,494)	(14,080)	(19,574)

Interest-bearing liabilities:
Savings accounts	4	(21)	(17)
Money market accounts	9	(647)	(638)
Interest-bearing demand accounts	8	(71)	(63)
Certificates of deposit	(950)	(7,330)	(8,280)

Total deposit liabilities	(929)	(8,069)	(8,998)
Advance payments by borrowers for taxes and insurance	—	(2)	(2)
Borrowings	(22)	(4)	(26)

Total interest-bearing liabilities	(951)	(8,075)	(9,026)

Net change in net interest income	$(4,543)	$(6,005)	$(10,548)

Provision for Loan Losses The Company’s provision for loan losses was $6.2 million during the three months ended June 30, 2010, compared to $472,000 in the same period last year. During the six month periods ended as of these same dates, the Company’s provision for loan losses was $9.5 million and $3.6 million, respectively. The losses in these periods have been affected by the continued weakness in economic conditions and elevated levels of unemployment since 2008, which have resulted in increased stress on the Company’s borrowers, increased loan delinquencies, and lower real estate values. These conditions have been particularly challenging for the Company’s portfolio of multi-family and commercial real estate loans and commercial business loans. During the second quarter of 2010 the Company recorded $4.1 million in loss provisions against seven unrelated loan relationships aggregating $15.9 million. These loans defaulted and/or were determined to be collateral dependent in the second quarter or were determined to be collateral dependent in a prior period, but management determined that the collateral had deteriorated further in value during the second quarter based on updated, independent appraisals or internal management evaluations. These loans are secured by office, commercial, and retail buildings, developed land, and equipment and inventory. In addition, the Company recorded $1.2 million in loss provisions on a number of smaller commercial business, residential, and consumer loans during the quarter. Finally, during the second quarter of 2010 the Company recorded nearly $1.0 million in additional loss provisions that reflected management’s general concerns related to continued declines in commercial real estate values, as well as continued weaknesses in economic conditions and employment.
During the six months ended June 30, 2010, the Company has recorded $7.3 million in loss provisions against ten unrelated loan relationships aggregating $33.0 million, including those mentioned in the previous paragraph. As noted in the previous paragraph, all of these losses were based on updated, independent appraisals or internal management evaluations. The collateral for two of these relationships which was valued at $7.6 million in the aggregate was transferred to foreclosed real estate during 2010, net of an aggregate allowance for loan loss of $3.0 million. In addition, during the six months ended June 30, 2010, the Company recorded $1.7 million in loss provisions on a number of smaller commercial business, residential, and consumer loans.
During the six month period ended June 30, 2009, the Company recorded a $1.3 million provision for loss against a $9.1 million loan secured by a completed condominium development project and a $476,000 loss on a $3.4 million loan secured by an apartment building. The Company transferred both of these loans to foreclosed real estate in 2009. The Company also established $1.2 million in specific loss allowances on a number of smaller commercial real estate and commercial business loans during the six month period in 2009 and experienced an overall increase in charge-off activity in its portfolio of residential and consumer loans. In addition to these losses, the Company recorded nearly $600,000 in additional loan loss provisions during the period that reflected management’s general concerns relating to deterioration in economic conditions, increased unemployment rates, and declines in real estate values.
For additional discussion related to the Company’s non-performing loans, non-performing assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.
Non-Interest Income Total non-interest income increased by $4.7 million or 62.1% and $4.4 million or 26.2% during the three and six month periods ended June 30, 2010, compared to the same periods in 2009, respectively. Significant reasons for these increases are discussed in the following paragraphs.
Gains on investment activities for the three months ended June 30, 2010, were $6.7 million compared to $610,000 during the same three month period in 2009. These gains were $11.1 million during the six months ended June 30, 2010, compared to $2.7 million during the same six month period in 2009. Results for the 2009 periods were net of $831,000 in OTTI charges related to a mutual fund investment. Excluding this charge, gains on investment activities during the first six months of 2009 were $3.5 million. During the six months ended June 30, 2010 and 2009, the Company sold $319.9 million and $174.5 million, respectively, in longer-term, fixed-rate mortgage-related securities. In addition, the Company sold $189.9 million in adjustable-rate mortgage-related securities during the first six months of 2010 compared to no sales of such securities in 2009. In recent periods the proceeds from these sales have been reinvested in medium-term government agency securities and short-term agency CMOs. Management considered these actions to be prudent in light of its expectations that interest rates may trend higher in the future. With respect to the adjustable-rate securities that were sold in 2010, management believed these securities were over-valued relative to other investment alternatives and that such value would decline in a rising rate environment. As such, management elected to sell the securities.
The mutual fund described in the previous paragraph invests primarily in mortgage-related securities, none of which are secured by sub-prime mortgages, but a portion of which are secured by interest-only mortgages, option-payment mortgages, and other “Alt-A” mortgages. As a result of an increase in the fair value of this mutual fund, an additional impairment has not been recorded on this investment since the first quarter of 2009. However, given the uncertainty that exists in the markets for investments secured by these types of loans, as well as the possibility of continued deterioration in the performance of these types of loans, the Company may be required to record future impairment charges against this investment, although there can be no assurances. This investment had a carrying value of $21.9 million at June 30, 2010, which included an unrealized gain of $1.2 million based on the mutual fund’s fair value as of that date. This unrealized gain was recorded in accumulated other comprehensive income (net of related taxes), which is a component of shareholders’ equity.
Gains on sales of loans decreased by $1.8 million or 60.3% and $4.9 million or 73.1% during the three and six month periods ended June 30, 2010, compared to the same periods in 2009, respectively. During the three and six month periods ended June 30, 2010, sales of one- to four-family mortgage loans were $173.4 million or 74.6% and $310.2 million or 74.7% lower than they were during the same periods in 2009, respectively. Loan sales were substantially higher in early 2009 in response to a historically low interest rate environment that encouraged many fixed-rate borrowers to refinance existing loans at lower rates. In addition, adjustable-rate borrowers were motivated to refinance into fixed-rate loans. The Company sells substantially all of these loans in the secondary market. Slightly higher interest rates for mortgage loans during the latter half of 2009 and early 2010 resulted in lower originations and sales of mortgage loans during the first six months of 2010 compared to the same period in the previous year. Although interest rates on mortgage loans have again declined to historical lows in recent weeks, management is uncertain at this time whether loan origination and sale volumes during the rest of 2010 will approach the record levels experienced during the first half of 2009.
Net loan-related fees and servicing revenue was $94,000 during the three months ended June 30, 2010, compared to $39,000 in the same period of 2009. Net loan-related fees and servicing revenue was $252,000 during the first six months of 2010 compared to a loss of $292,000 during the same six months in 2009. The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in thousands)
Gross servicing fees	$638	$523	$1,266	$987
MSR amortization	(560)	(924)	(1,036)	(1,947)
MSR valuation (loss) recovery	(130)	333	(206)	453

Loan servicing revenue, net	(52)	(68)	24	(507)
Other loan fee income	146	107	228	215

Loan-related fees and servicing revenue, net	$94	$39	$252	$(292)

Gross servicing fees increased by $115,000 or 22.0% and $279,000 or 28.3% during the three and six month periods ended June 30, 2010, compared to the same periods in 2009. During the first six months of 2010 the Company serviced an average of $1.0 billion in loans for third-party investors compared to $797.8 million during the same period in the previous year. This increase was caused by a substantial increase in one- to four-family loans originated and sold in the secondary market due to historically low interest rates in 2009. Amortization of MSRs declined by $364,000 or 39.4% and $911,000 or 46.8% during the three and six months ended June 30, 2010, respectively, compared to the same periods in the previous year. Lower interest rates in 2009 caused an increase in mortgage loan prepayment activity, which in turn caused higher levels of MSR amortization in the 2009 periods. Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is included in loan-related fees and servicing revenue as a recovery or charge, as the case may be, in the period in which the change occurs. During the three month and six month periods ended June 30, 2010, the valuation allowance increased by $130,000 and $206,000, respectively, due to a decline in mortgage rates near the end of June, which resulted in a lower valuation for the Company’s MSRs. In contrast, by June 30 of the prior year mortgage interest rates had risen from lower levels earlier in that year, which resulted in a higher valuation for the Company’s MSRs as of that date. This resulted in a recovery of previously established valuation allowances during the three and six month periods ended June 30, 2009, as shown in the table, above. As of June 30, 2010, the Company had a valuation allowance of $493,000 against MSRs with a gross book value of $7.1 million.
The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. If market interest rates for one- to four-family loans increase and/or actual or expected loan prepayment expectations decrease in future periods, the Company could recover all or a portion of its previously established allowance on MSRs, as well as record reduced levels of MSR amortization expense. Alternatively, if interest rates decrease and/or prepayment expectations increase, the Company could potentially record charges to earnings related to increases in the valuation allowance on its MSRs. In addition, amortization expense could increase due to likely increases in loan prepayment activity.
Service charges on deposits declined by $111,000 or 6.9% and $168,000 or 5.5% during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. These declines were due principally to a decrease in overdraft charges and ATM/debit card fees. Management attributes these declines to the economic recession, which has resulted in reduced spending by consumers in general, including deposit customers of the Company. Management expects that revenue from overdraft charges could decline further in the near term as a result of a recent federal regulation that reduces the circumstances in which such fees can be charged on customer debit card transactions. The Company is taking steps to mitigate the impact this new regulation may have on revenue, but is not able to determine the impact at this time.
Other non-interest income increased by $356,000 or 22.3% and $543,000 or 16.9% during the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. Most of these increases were due to an increase in earnings from the Company’s investment in bank-owned life insurance (“BOLI”).
Non-Interest Expense Total non-interest expense decreased by $926,000 or 5.0% during the three months ended June 30, 2010, compared to the same period in 2009. Total non-interest expense also decreased by $819,000 or 2.3% during the six months ended June 30, 2010, compared to the same six months in 2009. Significant reasons for these decreases are discussed in the following paragraphs.
Compensation and related expenses declined by $1.4 million or 13.5% and $2.7 million or 13.0% during the three and six months ended June 30, 2010, compared to the same periods in 2009. These declines were primarily caused by lower levels of stock-based compensation. ESOP expense has declined because 2010 is the last year of the Company’s original commitment to the plan. Under the terms of the plan, the number of shares scheduled to be allocated to employees in the final year is substantially lower than it was in prior years. Management does not expect to continue ESOP contributions beyond its original commitment at this time. However, this decision is subject to review on a periodic basis and contributions may be increased in future periods. Also contributing to the decrease in stock-based compensation in the 2010 periods relative to 2009 was a large grant of stock options and restricted stock that was made in 2004 that became fully vested in mid-2009. No related amortization expense related to that grant has been recorded beyond that point.

Federal insurance premiums and special assessments decreased by $1.4 million or 57.3% and $705,000 or 25.9% during the three and six month periods ended June 30, 2010, respectively, compared to the same periods in the prior year. Results in 2009 included a $1.6 million non-recurring special assessment from the FDIC that was charged to all insured financial institutions based on each institution’s total assets, less its Tier 1 capital, as of June 30, 2009. Excluding this special assessment, the Company’s FDIC insurance premiums increased by $196,000 or 24.1% and $845,000 or 71.9% during the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. In 2009 the FDIC raised its regular premium rates for all financial institutions. In addition, during the first quarter of 2009 the Company utilized the last of certain premium credits that had been available to offset deposit premium costs.
Occupancy and equipment costs during the three and six months ended June 30, 2010, were $206,000 or 7.1% and $404,000 or 6.6% lower than the same periods in 2009, respectively. These decreases were primarily caused by lower data processing costs, due to the negotiation of a new contract with the Company’s third-party data processor in late 2009, as well as lower levels of repair and maintenance expense and rent expense in the 2010 periods.
Losses on foreclosed real estate were $2.1 million during the three months ended June 30, 2010, compared to $69,000 in the same period last year. During the six months ended June 30, 2010, these losses were $3.0 million compared to $64,000 during the same six months in 2009. In recent periods the Company has experienced an increase in losses on foreclosed real estate due to continued declines in real estate values and weak economic conditions. If these conditions persist, future losses on foreclosed real estate could remain elevated in the near term.
Income Tax Expense Income tax expense was $162,000 during the three months ended June 30, 2010, compared to $2.6 million in the same period of 2009. Income tax expense during the six months ended June 30, 2010, was $1.2 million compared to $4.2 million in the same period last year. In the first quarter of 2009 the Company recorded a $1.8 million tax benefit related to the elimination of a valuation allowance it had established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which management was unable to determine in prior periods whether it was more likely than not that the tax benefits would be realized in future periods. In the first quarter of 2009 Wisconsin law was amended from a system that taxed each affiliated entity separately to a form of combined reporting. As a result of this change, management determined that the Company’s Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in a one-time tax benefit of $1.8 million in the first quarter of 2009. Excluding the impact of this one-time tax benefit, the Company’s effective tax rate (“ETR”) for first six months of 2010 and 2009 was 30.0% and 39.5%, respectively. The ETR for the second quarters of 2010 and 2009 was 18.1% and 40.1%, respectively. The Company’s ETR is lower in 2010 because non-taxable revenue, such as earnings from BOLI, comprises a larger percentage of pre-tax earnings in 2010 than it did in 2009.
Like many Wisconsin financial institutions, the Bank has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which was not subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin. In June 2010, the Department’s auditor issued a Notice of Proposed Audit Report to the Bank which proposes to tax all of the income of the Bank’s out-of-state investment subsidiaries for all periods that are still open under the statute of limitations, through and including the year 2006. This is merely a preliminary determination made by the auditor and does not represent a formal assessment. The Bank’s outside legal counsel is planning to meet with representatives of the Department to discuss, and object to, the auditor’s proposed adjustments. Management continues to believe that the Bank has reported income and paid Wisconsin taxes in prior periods in accordance with applicable legal requirements and the Department’s long-standing interpretations of them and that the Bank’s position will prevail in discussions with the Department, court proceedings, or other actions that may occur. Ultimately, however, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods, which could have a substantial negative impact on the Bank’s earnings in the period of the resolution. The Bank may also incur further costs in the future to address and defend these issues.
Financial Condition
Overview The Company’s total assets decreased by $29.5 million or 0.8% during the six months ended June 30, 2010. Total assets at June 30, 2010, were $3.48 billion compared to $3.51 billion at December 31, 2009. During the period the Company’s cash and cash equivalents declined by $66.9 million or 29.4% and its loan portfolio declined by $91.1 million or 6.0%. These developments were partially offset by a $114.9 million or 7.8% increase in the Company’s securities available-for sale. The Company’s deposit liabilities decreased by $33.8 million or 1.6% during the six months ended June 30, 2010. The Company’s total shareholders’ equity decreased from $402.5 million at December 31, 2009, to $397.1 million at June 30, 2010. Non-performing assets increased by $18.0 million or 29.8% to $78.2 million during the six months ended June 30, 2010.
The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the six months ended June 30, 2010.
Cash and Cash Equivalents Cash and cash equivalents declined from $227.7 million at December 31, 2009, to $160.8 million at June 30, 2010. Although the Company continues to maintain a relatively high level of overnight investments for the reasons described earlier in this report, during the first six months of 2010 the Company reduced its holding of such investments to purchase securities available-for-sale and to fund declines in deposit liabilities.
Securities Available-for-Sale The Company’s portfolio of securities available-for-sale increased by $114.9 million or 7.8% during the six months ended June 30, 2010. This increase was primarily caused by the purchase of $1.3 billion in securities consisting principally of medium-term government agency securities and short-term agency CMOs. These purchases were offset in part by $509.8 million in sales of securities, as previously described, as well as $571.1 million in securities that were called by their issuers during the period.
The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. During the six months ended June 30, 2010, the fair value adjustment on the Company’s available-for-sale securities improved from a net unrealized loss of $1.9 million at December 31, 2009, to a net unrealized gain of $1.6 million at June 30, 2010. This improvement was primarily due to an increase in the fair value of the Company’s portfolio of private-label CMOs and, to a lesser extent, certain government agency securities. The Company’s private-label CMOs were originally purchased from 2004 to early 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their original purchase. However, in 2009 and 2010 a number of the securities in the portfolio were downgraded. The following table presents the credit ratings, carrying values, and unrealized gains (losses) of the Company’s private-label CMO portfolio as of the dates indicated (in instances of split-ratings, each security has been classified according to its lowest rating):

	June 30, 2010		December 31, 2009
		Unrealized		Unrealized
	Carrying	Gain (Loss),	Carrying	Gain (Loss),
	Value	Net	Value	Net
	(Dollars in thousands)
Credit rating:
AAA/Aaa	$16,349	$384	$22,959	$(341)
AA/Aa	9,406	(124)	9,980	(483)
A	21,972	(1,109)	31,377	(3,260)
BBB/Baa	14,090	(334)	15,769	(2,151)
Less than investment grade	40,789	(2,727)	31,697	(2,763)

Total private-label CMOs	$102,606	$(3,910)	$111,782	$(8,998)

Although the net unrealized gain (loss) on the Company’s private-label CMOs declined during the six months ended June 30, 2010, the market value for these securities has remained depressed due to a general deterioration in economic conditions and related declines in real estate values. However, management has determined that it is unlikely the Company will not collect all amounts due according to the contractual terms of these securities. As such, management has determined that none of the Company’s private-label CMOs are other-than-temporarily impaired as of June 30, 2010. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion relating to the Company’s securities available-for-sale, refer to “Results of Operations—Non-Interest Income,” above, as well as Note 2, “Securities Available-for-Sale,” of the Company’s Unaudited Condensed Consolidated Financial Statements, above.
Loans Held-for-Sale Loans held-for-sale increased from $13.5 million at December 31, 2009, to $21.2 million at June 30, 2010. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Originations of such loans increased near the end of the second quarter of 2010 in response to lower interest rates on mortgage loans, which has resulted in increased refinance activity. As a result, management expects gains on sales of loans to increase in the near term, but cannot be certain whether such gains during the rest of 2010 will approach the record levels experienced during the first half of 2009.
Loans Receivable Loans receivable decreased by $91.1 million or 6.0% as of June 30, 2010, compared to December 31, 2009. The Company’s portfolio of one- to four-family loans declined from $656.0 million at December 31, 2009, to $593.7 million at June 30, 2010. This decline was caused by continued refinancing of adjustable-rate loans by borrowers (which the Company typically retains in portfolio) into fixed-rate loans (which the Company generally sells). As previously noted, market interest rates for mortgage loans have declined in recent weeks. As such, the Company expects borrowers to continue to prefer fixed-rate mortgage loans in the near term, which could impact its ability to increase its portfolio of one- to four-family loans in the near term.
The Company’s multi-family and commercial real estate mortgage loan originations were $26.7 million in the aggregate during the first six months of 2010 compared to $33.8 million for the same period in 2009. In addition, its commercial business loan originations during the first six months of 2010 were $7.4 million compared to $11.8 million during the same period in 2009. Although the Company continues to emphasize originations of these types of loans, originations have declined in recent periods due to a general deterioration in economic conditions, as well as the Company’s conservative underwriting standards. Despite this decline, the Company’s aggregate portfolio of multi-family and commercial real estate mortgage loans increased from $476.1 million at December 31, 2009, to $501.5 million at June 30, 2010. This increase was due to fewer loan repayments and maturities in recent periods, as well as construction and development loans that were transferred to permanent financing during the quarter. As a result of this latter development, the Company’s portfolio of construction and development loans declined by $26.9 million or 28.1% during the six months ended June 30, 2010. The Company’s portfolio of commercial business loans decreased from $52.0 million at December 31, 2009, to $44.7 million at June 30, 2010.
The Company’s consumer loan originations, including fixed-term home equity loans and lines of credit, were $38.4 million for the six months ended June 30, 2010, compared to a similar amount in the same period last year. The Company’s consumer loan portfolio declined from $275.5 million at December 31, 2009, to $261.4 million at June 30, 2010. This decline was due in part to an interest rate environment in recent periods that has encouraged many borrowers to refinance their home equity loans or lines of credit and other consumer loans into first mortgage loans. Many of these borrowers reestablished home equity lines of credit with the Company in accordance with its established lending standards, but had not drawn substantial amounts on these lines as of June 30, 2010.
The following table sets forth the Company’s mortgage, consumer, and commercial loan originations and purchases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$78,665	$240,329	$133,276	$457,514
Multi-family	18,592	832	22,453	6,318
Commercial real estate	1,082	10,860	4,271	27,530

Total mortgage loans	98,339	252,021	160,000	491,362
Consumer loans	23,255	19,120	38,420	38,389
Commercial business loans	3,044	6,151	7,445	11,808

Total loan originations	124,638	277,292	205,865	541,559
One- to four-family mortgage loans purchased	—	1,088	—	2,658

Total loans originated and purchased	$124,638	$278,380	$205,865	$544,217

In light of current economic conditions and recent loan origination activity, management expects growth in all categories of the Company’s loan portfolio to be slow or negative in the near term, although there can be no assurances.
Goodwill The Company analyzes goodwill annually for impairment or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. If goodwill is determined to be impaired, it will be expensed in the period in which it becomes impaired.
The Company performed an annual impairment analysis during the third quarter of 2009 and determined that its goodwill was not impaired at that time. As a result of a continued decline in the price of the Company’s common stock, the Company has updated its impairment analysis each quarter and continues to conclude that its goodwill is not impaired. In each of these instances, the Company’s analysis consisted of a “Step 1” evaluation (as defined in GAAP). Management has noted, however, that the estimated fair value of the Company, which consists of a single reporting unit, has declined since the third quarter of 2009. As such, management believes it is possible that a future “Step 1” evaluation may indicate that a “Step 2” evaluation (as defined in GAAP) must be performed. Management has performed a “Step 2” evaluation in anticipation of this possibility and concludes that goodwill would not be impaired in a “Step 2” evaluation. However, there can be no assurances that future circumstances and/or conditions will not change that could result in an impairment of the Company’s goodwill, which could have a material adverse affect on the Company’s results of operations in a future period.
Mortgage Servicing Rights The carrying values of the Company’s MSRs were $6.6 million at June 30, 2010, compared to $6.9 million at December 31, 2009, net of valuation allowances of $493,000 and

$287,000, respectively. As of June 30, 2010, and December 31, 2009, the Company serviced $1.0 billion in loans for third-party investors.
Other Assets As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago that had a carrying value of $46.1 million at both June 30, 2010, and December 31, 2009, and which is included as a component of other assets. In 2007, the FHLB of Chicago was required to suspend payment of dividends on its stock. If there are any further developments that impair the value of the common stock of the FHLB of Chicago, the Company may be required to write down the value of the shares it holds, which in turn would affect the Company’s net income in the period of the write down and shareholders’ equity.
Deposit Liabilities Deposit liabilities decreased by $33.8 million or 1.6% during the six months ended June 30, 2010, to $2.10 billion compared to $2.14 billion at December 31, 2009. Core deposits, consisting of checking, savings, and money market accounts, decreased by $10.5 million or 1.2% during the period while certificates of deposit declined by $23.3 million or 1.8%. The Company has reduced the rates it offers on its certificates of deposit in recent periods in an effort to manage its overall liquidity position, which has resulted in a decline in certificates of deposit. As a result of these efforts, the weighted average cost of deposits declined by 86 basis points during the six months ended June 30, 2010, compared to the same period in the previous year.
Borrowings Borrowings, which consisted of advances from the FHLB of Chicago, declined slightly during the six months ended June 30, 2010. The following table presents the Company’s FHLB advances by contractual maturities as of that date.

	Amount	Rate
	(Dollars in thousands)
FHLB advances maturing in:
2012	$100,000	4.52%
2013	256	4.17
2016	200,000	4.25
2017	557,408	4.15
Thereafter	48,798	5.12

Total FHLB advances	$906,462	4.26%

A substantial portion of these advances contain quarterly redemption options that are subject to potential exercise by the FHLB of Chicago. As of June 30, 2010, substantially all of the Company’s FHLB of Chicago advances were subject to significant prepayment penalties if voluntarily repaid prior to their stated maturity.
Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $20.9 million at June 30, 2010, compared to $2.5 million at December 31, 2009. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.
Shareholders’ Equity The Company’s shareholders’ equity decreased from $402.5 million at December 31, 2009, to $397.1 million at June 30, 2010. During this period the positive effects of the Company’s earnings and a decline in its accumulated other comprehensive loss were offset by dividend payments and stock repurchases. The Company’s ratio of total shareholders’ equity to total assets was 11.40% at June 30, 2010, compared to 11.46% at December 31, 2009.
From time to time, the Company has repurchased shares of its common stock. Such repurchases have had the effect of reducing the Company’s capital and increasing its borrowings as a percent of total funding sources; further repurchases would continue to have the same effect. During the first quarter of 2010 the Company repurchased 690,800 shares of Company common stock at an average price of $6.55 per share, which completed the purchases authorized under its latest repurchase program. During the second quarter of 2010 the Company did not repurchase on the market any shares of its common stock nor did its board of directors authorize a new program for the purchase of additional shares. For additional discussion, refer to “Liquidity and Capital Resources—Capital Resources,” below.
A quarterly cash dividend of $0.07 per share was paid in each of the first and second quarters of 2010. The dividend payout ratio during the first six months of 2010 was 226% of net income. On August 2, 2010, the Company’s board of directors announced that it had declared a $0.03 per share dividend payable on September 1, 2010, to shareholders of record on August 12, 2010. The Company’s board of directors determined that it was prudent to reduce the dividend payment in view of the Company’s recent earnings trends and the current regulatory and economic climate. For additional discussion, refer to “Liquidity and Capital Resources—Capital Resources,” below.
Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At June 30	At December 31
	2010	2009
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$14,307	$12,126
Multi-family	11,099	3,357
Commercial real estate	27,504	23,699
Construction and development	—	—

Total non-accrual mortgage loans	52,910	39,182

Non-accrual consumer loans:
Secured by real estate	1,290	1,433
Other consumer loans	152	212

Total non-accrual consumer loans	1,442	1,645
Non-accrual commercial business loans	2,755	923

Total non-accrual loans	57,107	41,750
Accruing loans delinquent 90 days or more	513	834

Total non-performing loans	57,620	42,584
Foreclosed properties and repossessed assets	20,606	17,689

Total non-performing assets	$78,226	$60,273

Non-performing loans to loans receivable, net	4.07%	2.83%
Non-performing assets to total assets	2.25%	1.72%
Additional interest income that would have been recognized if non-accrual loans had been current	$3,275	$2,671
The Company’s non-performing loans were 4.07% of loans receivable as of June 30, 2010, compared to 2.83% as of December 31, 2009. The ratios of non-performing assets to total assets were 2.25% and 1.72% as of these same dates, respectively. During the six months ended June 30, 2010, the Company’s non-performing loans increased by $15.0 million or 35.3%. This increase was caused by the economic recession and increased unemployment over the past year that resulted in increased stress on borrowers and increased loan delinquencies. The increase in non-performing loans in the first half of 2010 was principally caused by the default of $24.6 million in loans to nine borrowers. These loan relationships are secured by office, commercial, and retail buildings, apartment buildings, residential mortgages, developed land, and equipment and inventory. One of these relationships consists of a $6.6 million loan secured by a 100-unit apartment project located in the Twin Cities area. Management does not expect to incur a loss on this loan at this time, although there can be no assurances.
The increase in non-performing loans described in the previous paragraph was partially offset by the transfer of the collateral for two loans with an aggregate balance of $7.6 million to foreclosed real estate during the period, net of an aggregate allowance for loan loss of $3.0 million, which was charged-off. These loans were secured by an office building and a retail center.
Foreclosed real estate increased from $17.7 million at December 31, 2009, to $20.6 million at June 30, 2010. This increase was due to the transfers described in the previous paragraph, as well as other smaller foreclosures during the period. The impact of these developments was partially offset by the sale during the period of one large property that had a carrying value of $2.3 million. The proceeds from the sale of this property approximated its carrying value. In addition, the Company recorded $3.0 million in write-offs on certain foreclosed properties during the six months ended June 30, 2010. These write-offs were included as a component of non-interest expense, as previously described in this report.
A summary of the allowance for loan losses is shown below for the periods indicated:

	Six Months Ended June 30
	2010	2009
	(Dollars in thousands)
Balance at the beginning of the period	$17,028	$12,208
Provision for loan losses	9,516	3,161

Charge-offs:
Mortgage loans	(3,801)	(1,785)
Consumer loans	(395)	(81)
Commercial business loans	(151)	—

Total charge-offs	(4,347)	(1,866)

Recoveries:
Mortgage loans	20	—
Consumer loans	14	11
Commercial business loans	—	—

Total recoveries	34	11
Net charge-offs	(4,313)	(1,855)

Balance at the end of the period	$22,231	$13,514

	June 30	December 31
	2010	2009

Allowance as a percent of total loans	1.57%	1.13%
Allowance as a percent of non-performing loans	38.58%	39.99%
Net charge-offs to average loans (1)	0.58	0.45%

(1)	Annualized rates for the six months ended June 30, 2010, and twelve months ended December 31, 2009, respectively.
The Company’s allowance for loan losses increased to $22.2 million or 1.57% of total loans at June 30, 2010, compared to $17.0 million or 1.13% at December 31, 2009. As a percent of non-performing loans, the Company’s allowance for loan losses was 38.6% at June 30, 2010, compared to 40.0% at December 31, 2009. The dollar increase in the allowance was caused by the additional loss allowances that were established during the first six months of 2010, as described earlier in this report. This development was partially offset by loan charge-offs during the period, the most significant of which were the charge-offs related to the two transfers to foreclosed real estate that were described earlier.
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
Scheduled payments and maturities of loans and securities available-for-sale are relatively predictable sources of funds. However, cash flows from deposit liabilities, calls of investment securities, and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. For example, during the six months ended June 30, 2010, prepayments in the Company’s mortgage-related securities, prepayments in its one- to four-family mortgage loan portfolio, and calls of certain investment securities remained elevated because of the interest rate environment. A different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Capital Resources At June 30, 2010, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At June 30, 2010, the Bank had a Tier 1 capital ratio of 9.85% and a total risk-based capital ratio of 21.84%.
As noted in “Financial Condition—Shareholders’ Equity,” above, the Company did not repurchase shares of its common stock on the market during the second quarter of 2010 nor did its board of directors authorize a new program for the purchase of additional shares. In addition, on August 2, 2010, the board of directors reduced the regular quarterly dividend from $0.07 per share that was paid in the second quarter of 2010 to $0.03 per share payable in the third quarter of this year. In view of the Company’s recent earnings trends and the current regulatory and economic climate, the board of directors determined that it would be prudent to continue the suspension of stock repurchases and to reduce the Company’s quarterly dividend payment.
The payment of dividends or the repurchase of common stock by the Company is highly dependent on the ability of the Company’s bank subsidiary to pay dividends or otherwise distribute capital to the Company. Although the capital of the Company’s bank subsidiary remains strong, regulators and lawmakers have increased their focus in recent periods on the earnings and capital levels of regulated financial institutions. The Company is unable to determine at this time when stock repurchases might resume or whether future operating results will enable the Company to maintain its dividend at the current level. Furthermore, future changes in regulatory requirements and/or new legislation could affect required capital levels and/or the percentage of income that such institutions may use for dividends, which could have an adverse impact on the Company’s ability to maintain its dividend and/or repurchase shares of its stock in future periods. Refer to Part I, Item 1, “Business—Regulation and Supervision,” of the Company’s 2009 Annual Report on Form 10-K for additional discussion.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
Contractual Obligations The following table presents, as of June 30, 2010, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$837,683	—	—	—	$837,683
Certificates of deposits	940,065	$259,099	$66,845	—	1,266,009
Borrowed funds (1)	—	100,000	260	$806,460	906,720
Operating leases	949	1,305	1,176	2,494	5,924
Purchase obligations	1,680	3,360	3,360	6,300	14,700
Non-qualified retirement plans and deferred compensation plans	936	2,172	2,691	8,192	13,991

(1)	Includes $856.0 million in advances that are redeemable on a quarterly basis at the option of the FHLB of Chicago.
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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of June 30, 2010.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial loans	$1,914	—	—	—	$1,914
Residential real estate loans	45,699	—	—	—	45,699
Revolving home equity and credit card lines	148,948	—	—	—	148,948
Standby letters of credit	96	—	$41	$10	147
Commercial lines of credit	16,728	—	—	—	16,728
Undisbursed commercial loans	491	—	—	—	491
Approved commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit, and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.
Off-Balance Sheet Arrangements At June 30, 2010, the Company had forward commitments to sell one- to four-family mortgage loans of $51.2 million to Fannie Mae. As described in Note 13, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.
Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of June 30, 2010.

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
The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2010, which management anticipates will reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities—based upon contractual maturities and if applicable, call dates. $836.8 million in investment securities with maturities beyond one year have been classified as due within one year based on their call dates. These investments may or may not be called prior to their stated maturities.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated repayment speeds. Actual cash flows may differ from these assumptions.

•	Loans receivable—based upon contractual maturities, repricing dates (if applicable), scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ from these assumptions.

•	Deposit liabilities—based upon contractual maturities and historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon stated maturity. However, $856.0 million of borrowings classified as due beyond one year contain a redemption option which has not been reflected in the analysis. These borrowings could be redeemed at the option of the lender prior to their stated maturity (refer to “Financial Condition—Borrowings” in Part I, Item 2, above).

	At June 30, 2010
			More Than	More Than
	Within	Three to	One Year	Three Years
	Three	Twelve	To Three	To Five	Over Five
	Months	Months	Years	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$66,740	$114,956	$157,011	$82,476	$89,106	$510,289
Adjustable	76,592	256,122	186,341	23,211	614	542,880
Construction:
Fixed	—	11,935	1	—	4,316	16,252
Adjustable	22,838	2,523	—	2,066	—	27,427
Consumer loans	104,479	44,468	60,932	26,593	23,593	260,065
Commercial business loans	21,774	9,355	10,275	464	35	41,903
Interest-earning deposits	138,768	—	—	—	—	138,768
Investment securities	509,003	349,330	—	—	—	858,333
Mortgage-related securities:
Fixed	51,027	124,997	241,286	154,411	115,809	687,530
Adjustable	48,388	—	—	—	—	48,388
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	1,085,701	913,686	655,846	289,221	233,473	3,177,927

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	833	2,449	6,175	5,690	72,183	87,330
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	2,071	6,089	15,353	14,148	160,731	198,392
Savings accounts	2,554	7,463	18,517	16,680	166,488	211,702
Money market accounts	340,259	—	—	—	—	340,259
Certificates of deposit	338,762	637,291	223,110	66,846	—	1,266,009
Advance payments by borrowers for taxes and insurance	—	20,919	—	—	—	20,919
Borrowings	261	810	102,521	2,528	800,342	906,462

Total interest-bearing and non-interest-bearing liabilities	684,740	675,021	365,676	105,892	1,199,744	3,031,073

Interest rate sensitivity gap	$400,961	$238,665	$290,170	$183,329	$(966,271)	$146,854

Cumulative interest rate sensitivity gap	$400,961	$639,626	$929,796	$1,113,125	$146,854

Cumulative interest rate sensitivity gap as a percentage of total assets	11.51%	18.37%	26.70%	31.96%	4.22%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	158.56%	147.04%	153.89%	160.78%	104.84%

Based on the above gap analysis, at June 30, 2010, the Company’s interest-earning assets maturing or repricing within one year exceeded its interest-bearing liabilities maturing or repricing within the same period by $639.6 million. This represented a positive cumulative one-year interest rate sensitivity gap of 18.4%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 147.0%. Based on this information, management anticipates that over the course of the next year the Company’s net interest income could benefit from an increase in market interest rates. Alternatively, the Company’s net interest income could be adversely affected by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2009 Annual Report on Form 10-K.
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
The following table presents the estimated PVE over a range of interest rate change scenarios at June 30, 2010. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
		(Dollars in thousands)
+300	$304,140	$(83,639)	(21.6)%	9.17%	(16.4)%
+200	360,662	(27,115)	(7.0)	10.59	(3.6)
+100	410,883	22,106	6.0	11.73	6.9
0	387,777	—	—	10.98	—
-100	340,750	(47,027)	(12.1)	9.55	(13.0)
Based on the above analysis, management anticipates that generally the Company’s PVE may be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower loan prepayments and reduced likelihood of security calls), partially offset by a decline in the present value of FHLB advances. However, at higher interest rate scenarios (i.e., +300), management has assumed the Company’s FHLB advances will be redeemed, which reduces the positive impact of this offset in higher interest rate scenarios. Based on the above analysis, management anticipates that the Company’s PVE may also be adversely impacted by a decrease in interest rates. This decline is due to shorter earning asset durations in lower interest rate scenarios which reduces the positive impact decreases in interest rates normally have on the present value of earning assets. It should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2009 Annual Report on Form 10-K.
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

PART II
Item 1A. Risk Factors
Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2009 Annual Report on Form 10-K. Refer also to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” in Part I, Item 2, above.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases by the Company of its common shares during the three months ended June 30, 2010.

			Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
	Total Number	Average	Part of Publicly	That May Yet be
	of Shares	Price Paid	Announced	Purchased Under
Month:	Purchased (1)	Per Share	Plans	the Plans

April	3,923	$6.945	—	—
May	—	—	—	—
June	305,403	6.435	—	—

Total purchased	309,326	$6.441	—

(1)	All such shares were existing owned shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with the exercise of stock options under the Company’s stock incentive plans. The average price “paid” per share for these purposes was the fair market price on the date of the exercise.
Item 6. Exhibits
Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: August 5, 2010	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

Date: August 5, 2010	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended June 30, 2010

Incorporated Herein
Exhibit No.	Description	by Reference To	Filed Herewith
10.1	Employment Agreement between Bank Mutual and David A. Baumgarten dated as of April 5, 2010 (with an effective date of April 12, 2010)	Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2010

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X