Form 10-Q
period 2010-09-30
BANK MUTUAL CORP
filed 2010-11-04
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Yes ☐           No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,747,443 shares, at November 4, 2010.

BANK MUTUAL CORPORATION
FORM 10-Q QUARTERLY REPORT

PART I
Item 1. Financial Statements
Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Financial Condition

	September 30	December 31
	2010	2009
	(Dollars in thousands)
Assets

Cash and due from banks	$22,566	$37,696
Interest-earning deposits	55,843	189,962

Cash and cash equivalents	78,409	227,658
Securities available-for-sale, at fair value:
Investment securities	942,926	614,104
Mortgage-related securities	137,925	866,848
Loans held for sale, net	69,331	13,534
Loans receivable, net	1,377,469	1,506,056
Foreclosed properties and repossessed assets	20,548	17,689
Goodwill	52,570	52,570
Mortgage servicing rights, net	6,649	6,899
Due from broker for securities sales	536,990	—
Other assets	208,787	206,706

Total assets	$3,431,604	$3,512,064

Liabilities and equity

Liabilities:
Deposit liabilities	$2,059,004	$2,137,508
Borrowings	906,201	906,979
Advance payments by borrowers for taxes and insurance	29,979	2,508
Other liabilities	37,645	59,668

Total liabilities	3,032,829	3,106,663

Equity:
Preferred stock — $.01 par value:
Authorized — 20,000,000 shares in 2010 and 2009 Issued and outstanding — none in 2010 and 2009	—	—
Common stock — $.01 par value:
Authorized — 200,000,000 shares in 2010 and 2009 Issued — 78,783,849 shares in 2010 and 2009 Outstanding — 45,747,443 shares in 2010 and 46,165,635 in 2009	788	788
Additional paid-in capital	494,508	499,376
Retained earnings	268,515	272,518
Unearned ESOP shares	(87)	(347)
Accumulated other comprehensive loss	(1,050)	(2,406)
Treasury stock — 33,036,406 shares in 2010 and 32,618,214 in 2009	(366,823)	(367,452)

Total shareholders’ equity	395,851	402,477
Non-controlling interest in real estate partnership	2,924	2,924

Total equity including non-controlling interest	398,775	405,401

Total liabilities and equity	$3,431,604	$3,512,064

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	September 30
	2010	2009
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$19,780	$22,727
Investment securities	4,071	3,708
Mortgage-related securities	4,528	9,289
Interest-earning deposits	62	3

Total interest income	28,441	35,727

Interest expense:
Deposit liabilities	6,865	10,524
Borrowings	9,863	9,876
Advance payments by borrowers for taxes and insurance	2	4

Total interest expense	16,730	20,404

Net interest income	11,711	15,323
Provision for loan losses	6,163	5,189

Net interest income after provision for loan losses	5,548	10,134

Non-interest income:
Service charges on deposits	1,624	1,700
Brokerage and insurance commissions	738	552
Loan related fees and servicing revenue, net	(291)	70
Gain on loan sales activities, net	3,669	1,038
Gain on investments, net	5,220	3,547
Other non-interest income	2,003	1,804

Total non-interest income	12,963	8,711

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	9,002	9,900
Occupancy and equipment	2,822	2,864
Federal insurance premiums and special assessment	1,036	934
Loss on foreclosed real estate, net	1,162	81
Other non-interest expense	3,256	3,050

Total non-interest expenses	17,278	16,829

Income before income taxes	1,233	2,016
Income tax expense	307	772

Net income before non-controlling interest	926	1,244
Net loss attributable to non-controlling interest	—	1

Net income	$926	$1,245

Per share data:
Earnings per share — basic	$0.02	$0.03

Earnings per share — diluted	$0.02	$0.03

Cash dividends per share paid	$0.03	$0.09

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Nine Months Ended
	September 30
	2010	2009
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$60,515	$73,498
Investment securities	13,256	13,466
Mortgage-related securities	16,040	29,839
Interest-earning deposits	207	77

Total interest income	90,018	116,880

Interest expense:
Deposit liabilities	22,501	35,159
Borrowings	29,293	29,332
Advance payments by borrowers for taxes and insurance	4	7

Total interest expense	51,798	64,498

Net interest income	38,220	52,382
Provision for loan losses	15,679	8,822

Net interest income after provision for loan losses	22,541	43,560

Non-interest income:
Service charges on deposits	4,512	4,756
Brokerage and insurance commissions	2,315	2,070
Loan related fees and servicing revenue, net	(39)	(222)
Gain on loan sales activities, net	5,486	7,800
Gain on investments, net	16,291	6,219
Other non-interest income	5,756	5,013

Total non-interest income	34,321	25,636

Non-interest expenses:
Compensation, payroll taxes, and other employee benefits	26,713	30,267
Occupancy and equipment	8,500	8,946
Federal insurance premiums and special assessment	3,057	3,660
Loss on foreclosed real estate, net	4,205	145
Other non-interest expense	9,106	8,934

Total non-interest expenses	51,581	51,952

Income before income taxes	5,281	17,244
Income tax expense	1,521	4,994

Net income before non-controlling interest	3,760	12,250
Net income attributable to non-controlling interest	(1)	—

Net income	$3,759	$12,250

Per share data:
Earnings per share — basic	$0.08	$0.26

Earnings per share — diluted	$0.08	$0.26

Cash dividends per share paid	$0.17	$0.27

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

					Accumulated		Non-Controlling
		Additional		Unearned	Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2010	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401

Comprehensive income:
Net income	—	—	3,759	—	—	—	—	3,759
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $7,443	—	—	—	—	11,114	—	—	11,114
Reclassification adjustment for gain on securities included in income, net of income taxes of $(6,533)	—	—	—	—	(9,758)	—	—	(9,758)

Total comprehensive income	—	—	—	—	—	—	—	5,115

Purchase of treasury stock	—	—	—	—	—	(5,029)	—	(5,029)
Issuance of management recognition plan shares	—	(184)	—	—	—	184	—	—
Committed ESOP shares	—	338	—	260	—	—	—	598
Exercise of stock options	—	(5,121)	—	—	—	5,474	—	353
Share based payments	—	99	—	—	—	—	—	99
Cash dividends ($0.17 per share)	—	—	(7,762)	—	—	—	—	(7,762)

Balance at September 30, 2010	$788	$494,508	$268,515	$(87)	$(1,050)	$(366,823)	$2,924	$398,775

Balance at January 1, 2009	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535

Comprehensive income:
Net income	—	—	12,250	—	—	—	—	12,250
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $9,736	—	—	—	—	16,984	—	—	16,984
Reclassification adjustment for gain on securities included in income, net of income taxes of $(2,494)	—	—	—	—	(3,725)	—	—	(3,725)

Total comprehensive income	—	—	—	—	—	—	—	25,509

Purchase of treasury stock	—	—	—	—	—	(11,219)	—	(11,219)
Committed ESOP shares	—	1,588	—	675	—	—	—	2,263
Exercise of stock options	—	(1,400)	—	—	—	2,154	—	754
Share based payments	—	844	—	—	—	—	—	844
Cash dividends ($0.27 per share)	—	—	(12,671)	—	—	—	—	(12,671)

Balance at September 30, 2009	$788	$499,533	$273,405	$(572)	$(3,145)	$(364,918)	$2,924	$408,015

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30
	2010	2009
	(Dollars in thousands)
Operating activities:
Net income	$3,759	$12,250
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for loan losses	15,679	8,822
Net loss on foreclosed real estate	4,205	145
Provision for depreciation	1,942	1,875
Amortization of intangibles	304	304
Amortization of mortgage servicing rights	2,100	2,440
Increase (decrease) in valuation allowance on MSRs	198	(314)
Stock-based compensation expense	697	3,107
Net premium amortization on securities	2,164	1,273
Loans originated for sale	(277,394)	(492,368)
Proceeds from loan sales	225,035	496,124
Net gain on loan sales activities	(5,486)	(7,800)
Net gain on sale of investments	(16,291)	(7,050)
Other-than-temporary impairment of available-for-sale securities	—	831
Accrued FDIC special assessment	—	1,550
Decrease in other liabilities	(22,023)	(21,893)
Increase in other assets	(1,322)	(1,262)
Decrease in accrued interest receivable	3,226	3,575

Net cash provided (used) by operating activities	(63,207)	1,609

Investing activities:
Proceeds from maturities of investment securities	1,059,148	316,852
Purchases of investment securities	(1,383,331)	(444,351)
Purchases of mortgage-related securities	(496,360)	(717,709)
Principal repayments on mortgage-related securities	145,858	260,685
Proceeds from sale of investment securities	554,189	364,427
Net decrease in loans receivable	96,004	235,991
Proceeds from sale of foreclosed properties	4,283	2,427
Net purchases of premises and equipment	(1,584)	(1,235)

Net cash provided (used) by investing activities	(21,793)	17,087

(continued)

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended
	September 30
	2010	2009
	(Dollars in thousands)
Financing activities:
Net decrease in deposits liabilities	$(78,504)	$(42,688)
Repayments of long-term borrowings	(778)	(739)
Net increase in advance payments by borrowers for taxes and insurance	27,471	28,308
Proceeds from exercise of stock options	327	527
Excess tax benefit from exercise of stock options	26	227
Cash dividends	(7,762)	(12,671)
Purchase of treasury stock	(5,029)	(11,219)

Net cash used by financing activities	(64,249)	(38,255)

Decrease in cash and cash equivalents	(149,249)	(19,559)
Cash and cash equivalents at beginning of period	227,658	112,893

Cash and cash equivalents at end of period	$78,409	$93,334

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$52,091	$65,120
Income taxes	5,061	9,078
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	18,704	20,289
Due from broker for securities sales	536,990	118,547
Due to broker for securities purchases	—	94,000
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
September 30, 2010
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
The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Note 1 of its Audited Consolidated Financial Statements contained in its 2009 Annual Report on Form 10-K.
Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2010 and 2009, can be found in Note 3, “Loans Receivable,” below.
Significant judgments and/or estimates are also made in accounting for the Company’s goodwill and OTTI of its securities available-for-sale. The Company performed an annual goodwill impairment analysis during the three months ended September 30, 2010. In the judgment of management there was no impairment of the Company’s goodwill as of that date. Information regarding the impact OTTI

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation (continued)
has had on the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2010 and 2009, can be found in Note 2, “Securities Available-for-Sale,” below.
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government and federal obligations	$918,354	$1,698	$(2)	$920,050
Mutual funds	21,545	1,395	(64)	22,876

Total investment securities	939,899	3,093	(66)	942,926

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	26,631	215	—	26,846
Federal National Mortgage Association	10,341	385	—	10,726
Government National Mortgage Association	3,987	40	—	4,027
Private-label CMOs	99,676	978	(4,328)	96,326

Total mortgage-related securities	140,635	1,618	(4,328)	137,925

Total securities available-for-sale	$1,080,534	$4,711	$(4,394)	$1,080,851

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government and federal obligations	$594,024	$128	$(2,360)	$591,792
Mutual funds	21,546	831	(65)	22,312

Total investment securities	615,570	959	(2,425)	614,104

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	291,318	4,180	(310)	295,188
Federal National Mortgage Association	220,437	5,044	(723)	224,758
Government National Mortgage Association	234,796	1,512	(1,188)	235,120
Private-label CMOs	120,780	104	(9,102)	111,782

Total mortgage-related securities	867,331	10,840	(11,323)	866,848

Total securities available-for-sale	$1,482,901	$11,799	$(13,748)	$1,480,952

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
As of September 30, 2010 the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. Government and federal obligations	$(2)	5	$359,972	—	—	—	$(2)	$359,972
Mutual funds	—	—	—	$(64)	1	$644	(64)	644

Total investment securities	(2)	5	359,972	(64)	1	644	(66)	360,616

Mortgage-related securities:
Private-label CMOs	—	—	—	(4,328)	21	62,082	(4,328)	62,082

Total	$(2)	5	$359,972	$(4,392)	22	$62,726	$(4,394)	$422,698

As of December 31, 2009, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. Government and federal obligations	$(2,360)	24	$441,714	—	—	—	$(2,360)	$441,714
Mutual funds	—	—	—	$(65)	1	$644	(65)	644

Total investment securities	(2,360)	24	441,714	(65)	1	644	(2,425)	442,358

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	(122)	3	49,961	(188)	5	6,073	(310)	56,034
Federal National Mortgage Association	(668)	5	35,848	(55)	1	1,490	(723)	37,338
Government National Mortgage Association	(1,106)	5	84,135	(82)	3	7,039	(1,188)	91,174
Private-label CMOs	—	—	—	(9,102)	25	88,860	(9,102)	88,860

Total mortgage-related securities	(1,896)	13	169,944	(9,427)	34	103,462	(11,323)	273,406

Total	$(4,256)	37	$611,658	$(9,492)	35	$104,106	$(13,748)	$715,764

The Company has determined that the unrealized losses reported for its investment and mortgage-related securities as of September 30, 2010, and December 31, 2009, were temporary. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. The Company does not intend to sell these securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
A portion of the Company’s securities that were in an unrealized loss position at September 30, 2010, and/or December 31, 2009, consisted of U.S. government and federal agency obligations and mortgage-related securities issued by government sponsored entities. Accordingly, the Company determined that none of those securities were other-than-temporarily impaired as of those dates. The Company also determined that none of its private-label collateralized mortgage obligations (“CMOs”) were other-than-temporarily impaired as of those dates. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities. In addition, as of September 30, 2010, the Company had eleven private-label CMOs, with an aggregate carrying value of $38,612 and unrealized loss of $2,183, that were rated less than investment grade. These eleven private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. Based on this analysis, management concluded that none of these eleven securities were other-than-temporarily impaired as of September 30, 2010, or December 31, 2009.
During the first quarter of 2009, the Company recorded an impairment of $831 on one of its mutual fund investments. This impairment was included as a component of net gain (loss) on investments in the income statement for the nine months ended September 30, 2009.
Results of operations included gross realized gains on the sale of securities available-for-sale of $5,220, and $3,547 for the three month periods ending September 30, 2010 and 2009, respectively, and $16,291 and $6,219 for the nine month periods ending September 30, 2010, and 2009, respectively. None of these periods included gross realized losses on the sale of securities available-for-sale.
The amortized cost and fair values of securities by contractual maturity at September 30, 2010, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$528,964	$528,962
Due after one year through five years	93,645	93,755
Due after five years through ten years	231,745	233,075
Due after ten years	64,000	64,258
Mutual funds	21,545	22,876
Mortgage-related securities	140,635	137,925

Total securities available for sale	$1,080,534	$1,080,851

Investment securities with a fair value of approximately $288,918 and $394,789 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable
Loans receivable consist of the following:

	September 30	December 31
	2010	2009

Permanent mortgage loans:
One- to four-family	$562,298	$656,018
Multi-family	239,246	190,377
Commercial real estate	284,232	285,764

Total permanent mortgages	1,085,776	1,132,159

Construction and development loans:
One- to four-family	12,514	11,441
Multi-family	19,810	52,323
Commercial real estate	23,115	32,109

Total construction and development	55,439	95,873

Total real estate mortgage loans	1,141,215	1,228,032

Consumer loans:
Fixed home equity	108,770	124,519
Home equity lines of credit	88,710	88,796
Student	18,254	19,793
Home improvement	25,717	28,441
Automobile	3,174	4,077
Other consumer	7,508	9,871

Total consumer loans	252,133	275,497
Commercial business loans	48,898	52,167

Total loans receivable	1,442,246	1,555,696
Undisbursed loan proceeds	(37,832)	(32,690)
Allowance for loan losses	(26,409)	(17,028)
Unearned loan fees and discounts	(536)	78

Total loans receivable, net	$1,377,469	$1,506,056

The Company’s mortgage loans and home equity loans are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
A summary of the activity in the allowance for loan losses follows:

	Nine Months Ended September 30
	2010	2009
	(Dollars in thousands)
Balance at the beginning of the period	$17,028	$12,208
Provision for loan losses	15,679	8,822

Charge-offs:
One- to four-family	(275)	(328)
Multi-family	—	(4,523)
Commercial real estate	(5,331)	(1,964)
Consumer loans	(570)	(344)
Commercial business loans	(173)	(167)

Total charge-offs	(6,349)	(7,326)

Recoveries:
One- to four-family	20	—
Commercial real estate	1	—
Consumer loans	30	30

Total recoveries	51	30

Net charge-offs	(6,298)	(7,296)

Balance at the end of the period	$26,409	$13,734

4. Mortgage Servicing Rights
The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated.

	Nine Months Ended September 30
	2010	2009

MSRs at beginning of the period	$7,186	$4,525
Additions	2,048	4,880
Amortization	(2,100)	(2,440)

MSRs at end of period	7,134	6,965
Valuation allowance at end of period	(485)	(508)

MSRs at end of the period, net	$6,649	$6,457

The projections of amortization expense shown below for MSRs are based on existing asset balances and the existing interest rate environment as of September 30, 2010. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
4. Mortgage Servicing Rights (continued)
The following table shows the current period and estimated future amortization expense for MSRs:

		Amount
Nine months ended September 30, 2010 (actual)		$2,100

Estimate for three months ended December 31, 2010		$310
Estimate for years ended December 31:	2011	1,159
	2012	1,047
	2013	976
	2014	921
	2015	879
	Thereafter	1,357

	Total	$6,649

5. Other Assets
Other assets are summarized as follows:

	September 30	December 31
	2010	2009

Accrued interest:
Mortgage-related securities	$2,349	$4,651
Investment securities	1,596	1,875
Loans receivable	6,149	6,795

Total accrued interest	10,095	13,321
Premises and equipment, net	51,357	51,715
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	54,887	53,295
Prepaid FDIC insurance premiums	9,643	12,521
Prepaid and other assets	36,713	29,762

Total other assets	$208,787	$206,706

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
6. Deposit Liabilities
Deposit liabilities are summarized as follows:

	September 30	December 31
	2010	2009

Checking accounts:
Non-interest-bearing	$89,309	$94,619
Interest-bearing	197,575	211,448

Total checking accounts	286,884	306,067

Money market accounts	354,222	345,144
Savings accounts	210,625	196,983

Certificates of deposit:
Due within one year	892,750	992,752
After one but within two years	139,014	145,385
After two but within three years	121,447	23,370
After three but within four years	36,469	98,274
After four but within five years	17,593	29,533
After five years	—	—

Total certificates of deposits	1,207,273	1,289,314

Total deposit liabilities	$2,059,004	$2,137,508

7. Borrowings
Borrowings consist of the following:

	September 30, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	252	4.17	264	4.17
2016	200,000	4.25	200,000	4.25
2017	557,403	4.15	557,420	4.15
Thereafter	48,546	5.12	49,295	5.12

Total borrowings	$906,201	4.26%	$906,979	4.26%

Substantially all of the Company’s advances from the Federal Home Loan Bank (“FHLB”) of Chicago are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. At September 30, 2010, $856,000 of the Company’s FHLB of Chicago advances were redeemable on a quarterly basis at the option of the FHLB of Chicago.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings (continued)
The Company is required to maintain certain unencumbered mortgage loans and certain mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Total advances from the FHLB of Chicago are limited to the lesser of: (1) 35% of the Bank’s total assets; (2) 20 times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities. Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at September 30, 2010.
The Bank has $15,000 in aggregate lines of credit with unrelated financial institutions. At September 30, 2010, and December 31, 2009, no amounts were outstanding on these lines of credit.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of September 30, 2010, that the Bank met or exceeded all capital adequacy requirements to which it is subject.
The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of September 30, 2010:

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$348,110	21.87%	$127,326	8.00%	$159,157	10.00%
Tier 1 capital (to risk-weighted assets)	336,418	21.14	63,663	4.00	95,949	6.00
Tier 1 capital (to adjusted total assets)	336,418	9.98	134,847	4.00	168,559	5.00
The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
9. Earnings Per Share
The computation of basic and diluted earnings per share is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Basic earnings per share:
Net income	$926	$1,245	$3,759	$12,250

Weighted average shares outstanding	45,573,340	46,012,017	45,518,562	46,308,070
Allocated ESOP shares for period	15,772	81,813	47,316	245,439
Vested MRP shares for period	1,194	1,638	3,082	59,817

Basic shares outstanding	45,590,306	46,095,468	45,568,960	46,613,326

Basic earnings per share	$0.02	$0.03	$0.08	$0.26

Diluted Earnings Per Share:
Net income	$926	$1,245	$3,759	$12,250

Weighted average shares used in basic earnings per share	45,590,306	46,095,468	45,568,960	46,613,326
Dilutive effect of:
Stock option shares	208,654	610,241	329,576	645,669
Unvested MRP shares	—	—	—	—

Diluted shares outstanding	45,798,960	46,705,709	45,898,536	47,258,995

Diluted earnings per share	$0.02	$0.03	$0.08	$0.26

The Company had stock options for 1,904,000 shares outstanding as of September 30, 2010, and for 2,064,000 shares as of September 30, 2009, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.67 and $10.75 per share as of those dates, respectively.
10. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $47 and $45 during the three months ended September 30, 2010 and 2009, respectively, and $123 and $137 for the nine months ended September 30, 2010 and 2009, respectively.
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
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
years in the last ten calendar years that produces the highest average. The Company’s funding policy for the qualified plan is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.
The following tables set forth the plans’ net periodic benefit cost:

	Qualified Plan		Qualified Plan
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009

Service cost	$485	$441	$1,455	$1,323
Interest cost	506	456	1,518	1,367
Expected return on plan assets	(573)	(430)	(1,719)	(1,290)
Amortization of prior service cost	—	139	—	418

Net periodic benefit cost	$418	$606	$1,254	$1,818

	Supplemental Plan		Supplemental Plan
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009

Service cost	—	$49	—	$147
Interest cost	$107	107	$321	322

Net periodic benefit cost	$107	$156	$321	$469

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
In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of September 30, 2010, 639,721 MRP shares and options for 1,542,362 shares remain eligible for award under the 2004 Plan.
The Company has no stock compensation plans that have not been approved by shareholders.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $25 and $19 for the three month periods ended September 30, 2010 and 2009, respectively, and $67 and $685 for the nine month periods ended September 30, 2010 and 2009, respectively. Outstanding non-vested MRP grants had a fair value of $170 and an unamortized cost of $309 at September 30, 2010. The cost of these shares is expected to be recognized over a weighted-average period of 1.7 years.
During the three months ended September 30, 2010 and 2009, the Company recorded stock option compensation expense of $13 and $9, respectively, and for the nine months ended September 30, 2010 and 2009, the Company recorded stock option compensation expense of $33 and $159, respectively. As of September 30, 2010, there was $157 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.8 years.
The following schedule reflects activity in the Company’s stock options during the nine month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30
	2010		2009
		Weighted		Weighted
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	3,129,398	$8.1823	3,445,967	$7.8763
Granted	50,000	7.2200	—	—
Exercised	(566,934)	3.2056	(179,143)	3.2056
Forfeited	(210,000)	10.6730	(69,800)	10.6730

Outstanding at end of period	2,402,464	$9.1189	3,197,024	$8.0770

The following table provides additional information regarding the Company’s outstanding options as of September 30, 2010.

	Remaining	Non-Vested Options		Vested Options
	Contractual	Stock		Stock
	Life	Options	Intrinsic Value	Options	Intrinsic Value

Exercise Price:
$ 3.2056	0.6 years	—	—	498,464	$989
$10.6730	3.6 years	—	—	1,722,000	—
$12.2340	5.8 years	10,000	—	40,000	—
$11.1600	7.6 years	19,200	—	12,800	—
$12.0250	7.9 years	30,000	—	20,000	—
$ 7.2200	9.6 years	50,000	—	—	—

Total		109,200	—	2,293,264	$989

Weighted average remaining contractual life		8.4 years		3.0 years

Weighted average exercise price		$9.6920		$9.0916

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
The intrinsic value of options exercised during the nine month periods ended September 30, 2010 and 2009, was $1,825 and $1,085, respectively. The weighted average grant date fair value of non-vested options at September 30, 2010, was $3.14 per share. During the nine month ended September 30, 2010, options for 50,000 shares were granted, options for 26,400 shares became vested, and there were no forfeitures of non-vested options.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following assumptions were used to value 50,000 options granted during the nine month period ended September 30, 2010: risk free rate of 3.00%, dividend yield of 3.00%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options were valued at $1.52 per option using these assumptions. There were no options granted during the nine month period ended September 30, 2009.
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
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
13. Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk at September 30, 2010, and December 31, 2009, are as follows:

	September 30	December 31
	2010	2009

Unused consumer lines of credit	$146,772	$150,424
Unused commercial lines of credit	16,654	18,904
Commitments to extend credit:
Fixed rate	76,667	35,769
Adjustable rate	3,156	2,185
Undisbursed commercial loans	391	524
Standby letters of credit	177	111
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
As of September 30, 2010 and December 31, 2009, net unrealized gains of $62 and $306, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains (losses) of $1,694 and $(67) on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.
The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	September 30, 2010		December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value

Interest rate lock commitments	$92,339	$1,615	$15,433	$(69)
Forward commitments	137,278	(1,553)	27,668	375

Net unrealized gain		$62		$306

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
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
September 30, 2010
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
The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	September 30		December 31
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$78,409	$78,409	$227,658	$227,658
Securities available-for-sale	1,080,851	1,080,851	1,480,952	1,480,952
Loans held-for-sale	69,331	69,331	13,534	13,534
Loans receivable, net	1,377,469	1,336,668	1,506,056	1,483,981
Mortgage servicing rights, net	6,649	7,003	6,899	7,720
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	10,095	10,095	13,321	13,321
Deposit liabilities	2,059,004	2,002,050	2,137,508	2,061,164
Borrowings	906,201	1,037,300	906,979	994,300
Advance payments by borrowers	29,979	29,979	2,508	2,508
Accrued interest payable	3,935	3,935	4,228	4,228
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
September 30, 2010
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

	At September 30, 2010
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$69,331	—	$69,331
Securities available-for-sale:
Investment securities	$22,876	920,050	—	942,926
Mortgage-related securities	—	137,925	—	137,925

	At December 31, 2009
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$13,534	—	$13,534
Securities available-for-sale:
Investment securities	$22,312	591,792	—	614,104
Mortgage-related securities	—	866,848	—	866,848
For purposes of the impairment testing of MSRs, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements (refer to Note 1 for additional discussion). Although not included in the above table, the Company considers the fair value of MSRs to be Level 3 in the fair value hierarchy. Pools determined to be impaired at September 30, 2010, had an amortized cost basis of $4,021 and a fair value of $3,536 as of that date. Pools determined to be impaired at December 31, 2009, had an amortized cost basis of $2,286 and a fair value of $1,999 as of that date. Accordingly, the Company established a valuation allowance of $485 as of September 30, 2010, compared to $287 as of December 31, 2009. Refer to Note 4 for additional disclosures related to MSRs.
For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
allowance of $14,718 was recorded for loans with a recorded investment of $36,974 at September 30, 2010. These amounts were $6,033 and $16,299 at December 31, 2009, respectively.
Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of September 30, 2010, $16,091 in foreclosed properties were valued at collateral value compared to $10,442 at December 31, 2009.

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
Results of Operations
Overview The Company’s net income was $926,000 or $0.02 per diluted share for the three months ended September 30, 2010, compared to $1.2 million or $0.03 per diluted share during the same period in 2009. Net income for the nine month period ended September 30, 2010, was $3.8 million or $0.08 per diluted share compared to $12.3 million or $0.26 per diluted share in the same period last year. The Company’s net income for the three month periods represented a return on average assets (“ROA”) of 0.11% and 0.14%, respectively, and a return on average equity (“ROE”) of 0.93% and 1.23%, respectively. For the nine month periods, net income represented an ROA of 0.14% and 0.47% in 2010 and 2009, respectively, and an ROE of 1.25% and 4.05% in the same periods, respectively.
Net income during the three months ended September 30, 2010, decreased by $319,000 or 25.6% compared to the same period in 2009. Net income during the 2010 period was impacted by the following unfavorable developments compared to the same period in 2009:
•	a $3.6 million or 23.6% decrease in net interest income;

•	a $1.1 million increase in losses on foreclosed real estate; and

•	a $1.0 million or 18.8% increase in provision for loan losses.

These unfavorable developments were partially offset by the following favorable developments relative to the same three months in 2009:
•	a $2.6 million or 253% increase in gain on loan sales activities;

•	a $1.7 million or 47.2% increase in gains on investments; and

•	a $0.9 million or 9.1% decrease in compensation-related expenses.
Net income during the nine months ended September 30, 2010, decreased by $8.5 million or 69.3% compared to the same period in 2009. Net income during the 2010 period was impacted by the following unfavorable developments compared to the same period in 2009:
•	a $14.2 million or 27.0% decrease in net interest income;

•	a $6.9 million or 77.7% increase in provision for loan losses;

•	a $4.1 million increase in losses on foreclosed real estate; and

•	a $2.3 million or 29.6% decrease in gains on loan sales activities.
These unfavorable developments were partially offset by the following favorable developments relative to the same nine month period in 2009:
•	a $10.1 million or 162% increase in gains on investments;

•	a $3.6 million or 11.7% decrease in compensation-related expenses;

•	a $3.5 million or 69.5% decrease in income tax expense; and

•	a $0.7 million or 14.8% increase in other non-interest income.
The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and nine month periods ended September 30, 2010 and 2009.
Net Interest Income Net interest income declined by $3.6 million or 23.6% during the three months ended September 30, 2010, compared to the same period in 2009. Net interest income declined by $14.2 million or 27.0% during the nine months ended September 30, 2010, compared to the same period last year. These declines were primarily attributable to a decrease in interest rate spread between the periods and, to a lesser extent, by a decrease in average earning assets. The Company’s interest rate spread decreased by 36 and 50 basis points during the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. The Company’s earning assets decreased by $24.0 million or 0.7% and $39.4 million or 1.2% during the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009.
In 2009 and 2010 the Company has experienced increased levels of liquidity due to reduced loan demand and increased repayment and/or call activity in its loan and securities portfolios. These developments have been caused by deterioration in economic conditions, as well as a record low interest rate environment that has resulted in increased refinancing of adjustable-rate residential and home equity loans into fixed-rate residential loans, which the Company typically sells in the secondary market. In addition, in recent periods the Company has sold significant amounts of longer-term mortgage-related securities at gains in an effort to reduce its exposure to interest rate risk. The Company has reinvested the cash proceeds from these sources in short-term securities and overnight investments. These types of investments increase the Company’s flexibility to respond to changes in interest rates or otherwise restructure its balance sheet. However, such investments typically have lower yields than the Company’s loans and other securities, which has contributed to a decline in the Company’s interest rate spread in recent periods. Finally, the Company’s interest rate spread continues to be adversely impacted by long-term, fixed rate advances from the FHLB of Chicago. Refer to “Financial Condition—Borrowings,” below, for additional discussion.

The Company has also managed its liquidity position over the past year by reducing the rates it offers on its certificates of deposits and certain other deposit accounts. This has resulted in a $17.8 million or 0.9% decrease in average deposit liabilities during the nine months ended September 30, 2010, compared to the same period in 2009. It has also resulted in an 82 basis point decline in the weighted average cost of interest-bearing deposit liabilities during the nine month period in 2010 compared to the same period in 2009.
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

	Three Months Ended September 30
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,469,435	$19,780	5.38%	$1,622,013	$22,727	5.60%
Mortgage-related securities	695,903	4,528	2.60	1,006,168	9,289	3.69
Investment securities (2)	862,224	4,071	1.89	395,198	3,708	3.75
Interest-earning deposits	186,208	62	.13	214,377	3	.01

Total interest-earning assets	3,213,770	28,441	3.54	3,237,756	35,727	4.41

Non-interest-earning assets	251,934			228,262

Total average assets	$3,465,704			$3,466,018

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$211,173	24	.05	$202,722	35	0.07
Money market accounts	349,951	534	0.61	325,376	611	.75
Interest-bearing demand accounts	200,015	28	.06	182,544	23	.05
Certificates of deposit	1,238,908	6,279	2.03	1,279,051	9,855	3.08

Total deposit liabilities	2,000,047	6,865	1.37	1,989,693	10,524	2.12
Advance payments by borrowers for taxes and insurance	26,129	2	0.03	26,268	4	0.05
Borrowings	906,297	9,863	4.35	907,324	9,876	4.35

Total interest-bearing liabilities	2,932,473	16,730	2.28	2,923,285	20,404	2.79

Non-interest-bearing liabilities:
Non-interest-bearing deposits	92,425			92,935
Other non-interest-bearing liabilities	42,060			45,906

Total non-interest-bearing liabilities	134,485			138,841

Total liabilities	3,066,958			3,062,126
Total equity	398,746			403,892

Total average liabilities and equity	$3,465,704			$3,466,018

Net interest income and net interest rate spread		$11,711	1.26%		$15,323	1.62%

Net interest margin			1.46%			1.89%

Average interest-earning assets to average interest-bearing liabilities	1.10x			1.11x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.

	Nine Months Ended September 30
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (3)	$1,488,060	$60,515	5.42%	$1,728,597	$73,498	5.67%
Mortgage-related securities	732,041	16,040	2.92	968,708	29,839	4.11
Investment securities (4)	806,628	13,256	2.19	401,599	13,466	4.47
Interest-earning deposits	188,908	207	0.15	156,135	77	0.07

Total interest-earning assets	3,215,637	90,018	3.73	3,255,039	116,880	4.79

Non-interest-earning assets	261,768			234,431

Total average assets	$3,477,405			$3,489,470

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$206,864	81	0.05	$197,968	150	0.10
Money market accounts	340,173	1,543	0.60	330,645	2,258	0.91
Interest-bearing demand accounts	197,607	79	0.05	182,228	97	0.07
Certificates of deposit	1,258,040	20,798	2.20	1,309,640	32,654	3.32

Total deposit liabilities	2,002,684	22,501	1.50	2,020,481	35,159	2.32
Advance payments by borrowers for taxes and insurance	16,997	4	0.03	16,861	7	0.06
Borrowings	906,555	29,293	4.31	9070,569	29,332	4.31

Total interest-bearing liabilities	2,926,216	51,798	2.36	2,944,911	64,497	2.92

Non-interest-bearing liabilities:
Non-interest-bearing deposits	90,776			90,020
Other non-interest-bearing liabilities	59,586			50,965

Total non-interest-bearing liabilities	150,362			140,985

Total liabilities	3,076,578			3,085,896
Total equity	400,827			403,574

Total average liabilities and equity	$3,477,405			$3,489,470

Net interest income and net interest rate spread		$38,220	1.37%		$52,382	1.87%

Net interest margin			1.58%			2.15%

Average interest-earning assets to average interest-bearing liabilities	1.10x			1.11x

(3)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(4)	FHLB of Chicago stock and mutual funds are included in investment securities dollars outstanding and yields.
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

	Three Months Ended September 30, 2010
	Compared to September 30, 2009
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,080)	$(867)	$(2,947)
Mortgage-related securities	(2,432)	(2,329)	(4,761)
Investment securities	2,848	(2,485)	363
Interest-earning deposits	(1)	60	59

Total interest-earning assets	(1,665)	(5,621)	(7,286)

Interest-bearing liabilities:
Savings accounts	(1)	(10)	(11)
Money market accounts	43	(120)	(77)
Interest-bearing demand accounts	2	3	5
Certificates of deposit	(300)	(3,276)	(3,576)

Total deposit liabilities	(256)	(3,403)	(3,659)
Advance payments by borrowers for taxes and insurance	—	(2)	(2)
Borrowings	(11)	(2)	(13)

Total interest-bearing liabilities	(267)	(3,407)	(3,674)

Net change in net interest income	$(1,398)	$(2,214)	$(3,612)

	Nine Months Ended September 30, 2010
	Compared to September 30, 2009
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(9,851)	$(3,132)	$(12,983)
Mortgage-related securities	(6,298)	(7,501)	(13,799)
Investment securities	8,979	(9,189)	(210)
Interest-earning deposits	20	110	130

Total interest-earning assets	(7,150)	(19,712)	(26,862)

Interest-bearing liabilities:
Savings accounts	8	(77)	(69)
Money market accounts	63	(778)	(715)
Interest-bearing demand accounts	8	(26)	(18)
Certificates of deposit	(1,240)	(10,616)	(11,856)

Total deposit liabilities	(1,161)	(11,497)	(12,658)
Advance payments by borrowers for taxes and insurance	—	(3)	(3)
Borrowings	(33)	(6)	(39)

Total interest-bearing liabilities	(1,194)	(11,506)	(12,700)

Net change in net interest income	$(5,956)	$(8,206)	$(14,162)

Provision for Loan Losses The Company’s provision for loan losses was $6.2 million during the three months ended September 30, 2010, compared to $5.2 million in the same period last year. During the nine month periods ended as of these same dates, the Company’s provision for loan losses was $15.7 million and $8.8 million, respectively. The losses in these periods have been affected by continued weakness in economic conditions in general and in real estate markets in particular. These developments, as well as elevated levels of unemployment since 2008, have resulted in increased stress on the Company’s borrowers, increased loan delinquencies, and lower real estate values. These conditions have been particularly challenging for the Company’s portfolio of multi-family and commercial real estate loans and commercial business loans. During the third quarter of 2010, the Company recorded $3.9 million in loss provisions against a number of unrelated loan relationships, the largest of which was a $1.1 million loss on a $4.1 million loan relationship secured by partially developed land. This loan relationship was determined to be collateral dependent in the third quarter and the loss was based on an internal management valuation. In addition, during the third quarter of 2010 the Company recorded $2.3 million in additional loss provisions that reflected management’s general concerns related to continued increases in the Company’s non-performing loans, as well as continued declines in commercial real estate values and continued weaknesses in economic conditions and employment.
During the nine months ended September 30, 2010, the Company recorded $9.7 million in loss provisions against thirteen unrelated loan relationships aggregating $41.5 million, including the loan described in the previous paragraph. The collateral for three of these loan relationships, which amounted to $9.7 million in the aggregate, was transferred to foreclosed real estate during 2010, net of an aggregate loss allowance of $4.1 million. In addition, during the nine months ended September 30, 2010, the Company recorded $3.2 million in loss provisions on a number of smaller commercial business, residential, and consumer loans. Finally, the Company recorded $2.8 million in additional loss provisions that reflected management’s general concerns related to continued declines in commercial real estate values, as well as continued weaknesses in economic conditions and employment
During the nine month period ended September 30, 2009, the Company recorded $6.4 million in loss provisions against five unrelated loan relationships aggregating $18.9 million. The Company also established $1.8 million in losses on a number of smaller loans during the period, consisting principally of commercial real estate and commercial business loans. In addition to these losses, the Company recorded approximately $600,000 in additional loan loss provisions during the period that reflected management’s general concerns relating to deterioration in economic conditions, increased unemployment rates, and declines in real estate values.
For additional discussion related to the Company’s non-performing loans, non-performing assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.
Non-Interest Income Total non-interest income increased by $4.3 million or 48.8% and $8.7 million or 33.9% during the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, respectively. Significant reasons for these increases are discussed in the following paragraphs.
Gains on investment activities for the three months ended September 30, 2010, were $5.2 million compared to $3.5 million during the same three month period in 2009. These gains were $16.3 million during the nine months ended September 30, 2010, compared to $6.2 million during the same nine month period in 2009. Results for the nine month period in 2009 was net of $831,000 in OTTI charges related to a mutual fund investment. Excluding this charge, gains on investment activities during the nine month period in 2009 were $7.1 million. During the nine months ended September 30, 2010 and 2009, the Company sold $885.0 million and $492.1 million, respectively, in longer-term, fixed-rate mortgage-related securities. In addition, the Company sold $189.9 million in adjustable-rate mortgage-related securities during the nine month period in 2010 compared to no sales of such securities in 2009. As previously noted, the Company reinvested the proceeds from these sales in short-term securities and overnight investments, which management believes increases the Company’s flexibility to respond to changes in interest rates or otherwise restructure its balance sheet.
The mutual fund described in the previous paragraph invests primarily in mortgage-related securities, none of which are secured by sub-prime mortgages, but a portion of which are secured by interest-only mortgages, option-payment mortgages, and other “Alt-A” mortgages. As a result of an increase in the fair value of this mutual fund, an additional impairment has not been recorded on this investment since the first quarter of 2009. However, given the uncertainty that exists in the markets for investments secured by these types of loans, as well as the possibility of continued deterioration in the performance of these types of loans, the Company may be required to record future impairment charges against this investment, although there can be no assurances. This investment had a carrying value of $22.2 million at September 30, 2010, which included an unrealized gain of $1.4 million based on the mutual fund’s fair value as of that date. This unrealized gain was recorded in accumulated other comprehensive income (net of related taxes), which is a component of shareholders’ equity.
Gains on sales of loans were $3.7 million during the three months ended September 30, 2010, compared to $1.0 million in the same period last year. These gains were $5.5 million during the nine month period ended September 30, 2010, compared to $7.8 million during the same period in 2009. During the three months ended September 30, 2010, sales of one- to four-family mortgage loans were $118.2 million compared to $78.1 million for the same period in 2009. Loan sales increased substantially in the third quarter of 2010 in response to a record low interest rate environment that encouraged many fixed-rate borrowers to refinance existing loans at lower rates. In addition, adjustable-rate borrowers were motivated to refinance into fixed-rate loans. The Company sells substantially all of these loans in the secondary market. On a year-to-date basis loan sales in 2010 were $223.1 million compared to $493.2 million in 2009. Interest rates for mortgage loans were also very low during the first half of 2009 which resulted in high levels of refinance activity during that period. Although interest rates on mortgage loans currently remain at record lows, management is uncertain at this time whether loan origination and sale volumes during the last quarter of 2010 will approach the record levels experienced during the first or second quarters of 2009.
Net loan-related fees and servicing revenue was a loss of $291,000 during the three months ended September 30, 2010, compared to income of $70,000 in the same period of 2009. Net loan-related fees and servicing revenue was a loss of $39,000 during the nine month period in 2010 compared to a loss of $222,000 during the same nine months in 2009. The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(Dollars in thousands)
Gross servicing fees	$646	$590	$1,913	$1,577
MSR amortization	(1,064)	(493)	(2,100)	(2,440)
MSR valuation (loss) recovery	8	(139)	(198)	314

Loan servicing revenue, net	(410)	(42)	(385)	(549)
Other loan fee income	119	112	346	327

Loan-related fees and servicing revenue, net	$(291)	$70	$(39)	$(222)

Gross servicing fees increased in the 2010 periods compared to the previous year periods due to an increase in the amount of loans the Company services for third-party investors. As of September 30, 2010, the Company serviced $1.0 billion in loans for third-party investors compared to a similar amount at December 31, 2009, and $963.9 million at September 30, 2009. Amortization of MSRs typically increases in periods of lower interest rates due to increased loan refinance activity, such as that which was experienced during the three months ended September 30, 2010, as well as the first half of 2009. Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is recorded as a recovery or charge, as the case may be, in the period in which the change occurs.
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
Service charges on deposits declined by $76,000 or 4.5% and $244,000 or 5.1% during the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. This decline was due principally to a decrease in overdraft charges and ATM/debit card fees. Management attributes these declines to the economic recession, which has resulted in reduced spending by consumers in general, including deposit customers of the Company. During the three months ended September 30, 2010, the Company implemented procedures in response to new federal regulations that reduced the circumstances in which financial institutions may charge overdraft fees on customer debit card transactions. The Company took steps to reduce the impact the new regulation could have on fee revenue and, as a result, has not noted a significant decline in fee revenue since it implemented the new procedures. However, management is unable to determine what long-term impact the new regulations may have on the Company’s fee revenue at this time.
Brokerage and insurance commissions were $738,000 during the three month period ended September 30, 2010, an $186,000 or 33.6% improvement over the same period in the previous year. For the nine month period ending September 30, 2010, this revenue was $2.3 million, a $245,000 or 11.8% increase compared to 2009. The improvement between the three month periods was principally due to increased sales of tax-deferred annuity products. It is not unusual for sales of such products to increase during periods of low interest rates, when the returns on annuities improve relative to other investment alternatives such as certificates of deposit. The improvement between the year-to-date periods was primarily caused by increased sales of mutual funds and other equity investments earlier in 2010 due to a general improvement in the equity markets.
Other non-interest income increased by $199,000 or 11.0% and $743,000 or 14.8% during the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. Most of these increases were due to an increase in earnings from the Company’s investment in bank-owned life insurance (“BOLI”), on which total returns of some plans have benefited from a lower interest rate environment. Contributing to a lesser degree were increases in revenue from debit card interchange fees between the periods. Management believes customers are using debit cards more frequently in the current economic environment (as opposed to credit cards) in an effort to control spending.
Non-Interest Expense Total non-interest expense increased by $449,000 or 2.7% during the three months ended September 30, 2010, compared to the same period in 2009. Total non-interest expense decreased by $371,000 or 0.7% during the nine months ended September 30, 2010, compared to the same nine months in 2009. Significant reasons for these decreases are discussed in the following paragraphs.
Compensation-related expense declined by $898,000 or 9.1% and $3.6 million or 11.7% during the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. These declines were primarily caused by lower levels of stock-based compensation. ESOP expense declined in the most recent year because 2010 is the last year of the Company’s original commitment to the plan. Under the terms of the plan, the number of shares scheduled to be allocated to employees in the final year is substantially lower than it was in earlier years. The Company does not expect to continue ESOP contributions beyond its original commitment at this time. However, this decision is subject to review on a periodic basis and contributions may be reinstated in future periods. Also contributing to the decrease in stock-based compensation in 2010 relative to 2009 was a large grant of stock options and restricted stock that was made in 2004 that became fully vested in mid-2009. No amortization expense related to that grant has been recorded beyond that point. Finally, during the three months ended September 30, 2010, management took steps to modestly reduce the number of Company’s employees through attrition.

Federal insurance premiums and special assessments increased by $102,000 or 10.9% and decreased by $603,000 or 16.5% during the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in the previous year. Results in 2009 included a $1.6 million non-recurring special assessment from the FDIC that was charged to all insured financial institutions based on each institution’s total assets, less its Tier 1 capital, as of June 30, 2009. Excluding this special assessment, the Company’s deposit insurance premiums increased by $947,000 or 44.9% during the 2010 year-to-date period compared to the same period in the previous year. In 2009 the FDIC raised its regular premium rates for all financial institutions. In addition, during the first quarter of 2009 the Company utilized the last of certain premium credits that had been available to offset deposit premium costs. As a result of a recent change in federal law, the FDIC will be changing the basis for calculation of its premiums from deposits to assets minus capital. The Company is unable to determine at this time the impact this change may have on its federal insurance premiums.
Occupancy and equipment costs were $2.8 million during the three months ended September 30, 2010, a $42,000 or 1.5% decrease from the same period in 2009. These same costs were $8.5 million during the nine months ended September 30, 2010, which was a $446,000 or 5.0% decrease from the same period in the previous year. These decreases were primarily caused by lower data processing costs, due to the negotiation of a new contract with the Company’s third-party data processor in late 2009, as well as lower levels of repair and maintenance expense and rent expense in the 2010 periods.
Losses on foreclosed real estate were $1.2 million during the three months ended September 30, 2010, compared to $81,000 in the same period last year. During the nine months ended September 30, 2010, these losses were $4.2 million compared to $145,000 during the same nine months in 2009. In recent periods the Company has experienced an increase in losses on foreclosed real estate due to continued declines in real estate values and weak economic conditions. If these conditions persist, future losses on foreclosed real estate could remain elevated in the near term.
Income Tax Expense Income tax expense was $307,000 during the three months ended September 30, 2010, compared to $772,000 in the same period of 2009. Income tax expense during the nine months ended September 30, 2010, was $1.5 million compared to $5.0 million in the same period last year. In the first quarter of 2009 the Company recorded a $1.8 million tax benefit related to the elimination of a valuation allowance it had established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which management was unable to determine in prior periods whether it was more likely than not that the tax benefits would be realized in future periods. In the first quarter of 2009 Wisconsin law was amended from a system that taxed each affiliated entity separately to a form of combined reporting. As a result of this change, management determined that the Company’s Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in a one-time tax benefit of $1.8 million in the first quarter of 2009. Excluding the impact of this one-time tax benefit, the Company’s effective tax rate (“ETR”) for the nine months ended September 30, 2010 and 2009, was 28.8% and 39.4%, respectively. The ETR for the three month periods ended as of the same dates was 24.9% and 38.3%, respectively. The Company’s ETR is lower in 2010 because non-taxable revenue, such as earnings from BOLI, comprises a larger percentage of pre-tax earnings in 2010 than it did in 2009 due to a lower level of pre-tax earnings in 2010.
Like many Wisconsin financial institutions, the Bank has non-Wisconsin subsidiaries that hold and manage investment assets, the income from which was not subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin. In June 2010, the Department’s auditor issued a Notice of Proposed Audit Report to the Bank which proposes to tax all of the income of the Bank’s out-of-state investment subsidiaries for all periods that are still open under the statute of limitations, through and including the year 2006. This is merely a preliminary determination made by the auditor and does not represent a formal assessment. The Bank’s outside legal counsel has met with representatives of the Department to discuss, and object to, the auditor’s proposed adjustments. The Department has not yet responded to the Company’s objection. Management continues to believe that the Bank has reported income and paid Wisconsin taxes in prior periods in accordance with applicable legal requirements and the Department’s long-standing interpretations of them and that the Bank’s position will prevail in discussions with the Department, court proceedings, or other actions that may occur. Ultimately, however, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods, which could have a substantial negative impact on the Bank’s earnings in the period such resolution is reached. The Bank may also incur further costs in the future to address and defend these issues.
Financial Condition
Overview The Company’s total assets decreased by $80.5 million or 2.3% during the nine months ended September 30, 2010. Total assets at September 30, 2010, were $3.43 billion compared to $3.51 billion at December 31, 2009. During the period the Company’s securities available for sale declined by $400.1 million or 27.0%, its cash and cash equivalents declined by $149.2 million or 65.6%, and its loan portfolio declined by $128.6 million or 8.5%. These developments were partially offset by a $537.0 million receivable from a broker for securities sales that were pending as of September 30, 2010, as well as a $55.8 million increase in loans held for sale during the nine month period. The Company’s deposit liabilities decreased by $78.5 million or 3.7% during the nine months ended September 30, 2010. The Company’s total shareholders’ equity decreased from $402.5 million at December 31, 2009, to $395.9 million at September 30, 2010. Non-performing assets increased by $24.0 million or 39.9% to $84.3 million during the nine months ended September 30, 2010.
The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the nine months ended September 30, 2010.
Cash and Cash Equivalents Cash and cash equivalents declined from $227.7 million at December 31, 2009, to $78.4 million at September 30, 2010. Although the Company has generally maintained a higher level of overnight investments during 2010 for the reasons described earlier in this report, as of September 30, 2010, the Company had reduced its holding of such investments to purchase short-term investment securities.
Securities Available-for-Sale The Company’s portfolio of securities available-for-sale decreased by $400.1 million or 27.0% during the nine months ended September 30, 2010. This decrease was primarily the result of the sale of $532.4 million in longer-term mortgage-related securities near the end of September, the proceeds from which were received in October 2010. As such, the proceeds were presented as “Due from Broker for Securities Sales” in the Company’s statement of financial condition as of September 30, 2010. As previously noted, the Company has sold significant amounts of longer-term mortgage-related securities in recent periods in an effort to reduce its exposure to interest rate risk. The Company has reinvested the cash proceeds from these sources in short-term government agency securities and overnight investments. These types of investments increase the Company’s flexibility to respond to changes in interest rates or otherwise restructure its balance sheet.
The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. During the nine months ended September 30, 2010, the fair value adjustment on the Company’s available-for-sale securities improved from a net unrealized loss of $1.9 million at December 31, 2009, to a net unrealized gain of $317,000 at September 30, 2010. This improvement was primarily due to an increase in the fair value of the Company’s portfolio of private-label CMOs and, to a lesser extent, certain government agency securities and mutual funds. The Company’s private-label CMOs were originally purchased from 2004 to early 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their original purchase. However, in 2009 and 2010 a number of the securities in the portfolio were downgraded. The following table presents the credit ratings, carrying values, and unrealized gains (losses) of the Company’s private-label CMO portfolio as of the dates indicated (in instances of split-ratings, each security has been classified according to its lowest rating):

	September 30, 2010		December 31, 2009
		Unrealized Gain		Unrealized Gain
	Carrying Value	(Loss), Net	Carrying Value	(Loss), Net
		(Dollars in thousands)
Credit rating:
AAA/Aaa	$15,326	$488	$22,959	$(341)
AA/Aa	9,055	(46)	9,980	(483)
A	20,467	(1,382)	31,377	(3,260)
BBB/Baa	12,866	(227)	15,769	(2,151)
Less than investment grade	38,612	(2,183)	31,697	(2,763)

Total private-label CMOs	$96,326	$(3,350)	$111,782	$(8,998)

Although the net unrealized gain (loss) on the Company’s private-label CMOs improved during the nine months ended September 30, 2010, the market value for these securities has remained depressed due to a general deterioration in economic conditions and related declines in real estate values. However, management has determined that it is unlikely the Company will not collect all amounts due according to the contractual terms of these securities. As such, management has determined that none of the Company’s private-label CMOs are other-than-temporarily impaired as of September 30, 2010. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion relating to the Company’s securities available-for-sale, refer to “Results of Operations—Non-Interest Income,” above, as well as Note 2, “Securities Available-for-Sale,” of the Company’s Unaudited Condensed Consolidated Financial Statements, above.
Loans Held-for-Sale Loans held-for-sale increased from $13.5 million at December 31, 2009, to $69.3 million at September 30, 2010. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Originations of such loans increased during the third quarter of 2010 in response to lower interest rates on mortgage loans, which resulted in increased refinance activity. As a result, management expects gains on sales of loans to remain elevated in the near term, but cannot be certain whether such gains during the fourth quarter 2010 will approach the record levels experienced during the first and second quarters of 2009.
Loans Receivable Loans receivable decreased by $128.6 million or 8.5% as of September 30, 2010, compared to December 31, 2009. The Company’s portfolio of one- to four-family loans declined from $656.0 million at December 31, 2009, to $562.3 million at September 30, 2010. This decline was caused by continued refinancing of adjustable-rate loans by borrowers (which the Company typically retains in portfolio) into fixed-rate loans (which the Company generally sells). As previously noted, market interest rates for mortgage loans have declined to record lows during the three months ended September 30, 2010, and have remained at that level. As such, the Company expects borrowers to continue to prefer fixed-rate mortgage loans in the near term, which could impact its ability to increase its portfolio of one- to four-family loans in the near term.
The Company’s multi-family and commercial real estate mortgage loan originations were $50.2 million in the aggregate during the nine months ended September 30, 2010, compared to $43.6 million for the same period in 2009. The Company’s aggregate portfolio of multi-family and commercial real estate mortgage loans increased from $476.3 million at December 31, 2009, to $523.5 million at September 30, 2010. A substantial portion of this increase was due to construction and development loans that were transferred to permanent financing during the period. As a result of this development, the Company’s portfolio of construction and development loans declined by $40.4 million or 42.2% during the nine months ended September 30, 2010.
Commercial business loan originations during the nine months ended September 30, 2010, were $22.2 million compared to $17.2 million during the same period in the previous year. The Company’s portfolio of commercial business loans decreased from $52.0 million at December 31, 2009, to $48.9 million at September 30, 2010.
The Company’s consumer loan originations, including fixed-term home equity loans and lines of credit, were $57.7 million for the nine months ended September 30, 2010, compared to $58.8 million during the same period in the prior year. The Company’s consumer loan portfolio declined from $275.5 million at December 31, 2009, to $252.1 million at September 30, 2010. This decline was due in part to an interest rate environment in recent periods that has encouraged many borrowers to refinance their home equity loans or lines of credit and other consumer loans into first mortgage loans. Many of these borrowers reestablished home equity lines of credit with the Company in accordance with its established lending standards, but had not drawn substantial amounts on these lines as of September 30, 2010.
The following table sets forth the Company’s mortgage, consumer, and commercial loan originations and purchases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(Dollars in thousands)
Mortgage loans:
One- to four-family	$178,633	$86,294	$311,909	$543,808
Multi-family	12,278	1,023	34,731	7,341
Commercial real estate	11,186	8,729	15,457	36,259

Total mortgage loans	202,097	91,276	362,097	587,408
Consumer loans	19,313	20,387	57,733	58,776
Commercial business loans	14,716	3,718	22,161	17,190

Total loan originations	236,126	121,815	441,991	663,374
One- to four-family mortgage loans purchased	—	—	—	2,658

Total loans originated and purchased	$236,126	$121,815	$441,991	$666,032

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
The Company performed an annual impairment analysis during the three months ended September 30, 2010, and determined that its goodwill was not impaired as of that date. Management has noted, however, that the estimated fair value of the Company as determined in its “Step 1” evaluation (as defined in GAAP) has declined in 2010 relative to prior periods. As such, management believes it is possible that a future “Step 1” evaluation may indicate that a “Step 2” evaluation (as defined in GAAP) must be performed. Management has performed a “Step 2” evaluation in anticipation of this possibility and concludes that goodwill would not be impaired in a “Step 2” evaluation. However, there can be no assurances that future circumstances and/or conditions will not change that could result in an impairment of the Company’s goodwill, which could have a material adverse affect on the Company’s results of operations in a future period.

Mortgage Servicing Rights The carrying values of the Company’s MSRs were $6.6 million at September 30, 2010, compared to $6.9 million at December 31, 2009, net of valuation allowances of $485,000 and $287,000, respectively. As of September 30, 2010, and December 31, 2009, the Company serviced $1.0 billion in loans for third-party investors.
Other Assets As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago that had a carrying value of $46.1 million at both September 30, 2010, and December 31, 2009, and which is included as a component of other assets. In 2007, the FHLB of Chicago was required to suspend payment of dividends on its stock. If there are any further developments that impair the value of the common stock of the FHLB of Chicago, the Company may be required to write down the value of the shares it holds, which in turn would affect the Company’s net income in the period of the write down and shareholders’ equity.
Deposit Liabilities Deposit liabilities decreased by $78.5 million or 3.7% during the nine months ended September 30, 2010, to $2.06 billion compared to $2.14 billion at December 31, 2009. Core deposits, consisting of checking, savings, and money market accounts, decreased by $3.5 million or 0.4% during the period while certificates of deposit declined by $82.0 million or 6.4%. The Company has reduced the rates it offers on its certificates of deposit in recent periods in an effort to manage its overall liquidity position, which has resulted in a decline in certificates of deposit. Due in part to these efforts, the weighted average cost of deposits declined by 82 basis points during the nine months ended September 30, 2010, compared to the same period in the previous year.
Borrowings Borrowings, which consisted of advances from the FHLB of Chicago, declined slightly during the nine months ended September 30, 2010. The following table presents the Company’s FHLB advances by contractual maturities as of that date.

	Amount	Rate
	(Dollars in thousands)
FHLB advances maturing in:
2012	$100,000	4.52%
2013	252	4.17
2016	200,000	4.25
2017	557,403	4.15
Thereafter	48,546	5.12

Total FHLB advances	$906,201	4.26%

A substantial portion of these advances contain quarterly redemption options that are subject to potential exercise by the FHLB of Chicago. As of September 30, 2010, substantially all of the Company’s FHLB of Chicago advances were subject to significant prepayment penalties if voluntarily repaid or refinanced prior to their stated maturity. As of that date, the potential prepayment penalty was estimated to be $131.1 million assuming all of the advances were prepaid. From time to time, as part of its review of the Company’s capital resources, liquidity, and operating trends, management evaluates whether to repay and/or refinance FHLB of Chicago advances prior to their stated maturities. The Company expects to conduct such a review in the fourth quarter of 2010. In the event the Company was to determine to repay or refinance certain of its borrowings from the FHLB of Chicago, the Company may be required to recognize the related prepayment penalty in the quarter in which the penalty is paid.
Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $30.0 million at September 30, 2010, compared to $2.5 million at December 31, 2009. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.
Shareholders’ Equity The Company’s shareholders’ equity decreased from $402.5 million at December 31, 2009, to $395.9 million at September 30, 2010. During this period the positive effects of the Company’s earnings and a decline in its accumulated other comprehensive loss were offset by dividend payments and stock repurchases. The Company’s ratio of total shareholders’ equity to total assets was 11.54% at September 30, 2010, compared to 11.46% at December 31, 2009.
From time to time, the Company has repurchased shares of its common stock. Such repurchases have had the effect of reducing the Company’s capital and increasing its borrowings as a percent of total funding sources; further repurchases (if any) would continue to have the same effect. During the first quarter of 2010 the Company repurchased 690,800 shares of Company common stock at an average price of $6.55 per share, which completed the purchases authorized under its latest repurchase program. The Company has not repurchased on the market any shares of its common stock since the first quarter of 2010 nor has its board of directors authorized a new program for the purchase of additional shares. For additional discussion, refer to “Liquidity and Capital Resources—Capital Resources,” below.
A quarterly cash dividend of $0.07 per share was paid in each of the first and second quarters of 2010. A cash dividend of $0.03 per share was paid during the third quarter of 2010. The Company’s board of directors determined that it was prudent to reduce the dividend payment in the third quarter of 2010 in view of the Company’s recent earnings trends and the current regulatory and economic climate. For additional discussion, refer to “Liquidity and Capital Resources—Capital Resources,” below. The dividend payout ratio during the nine months ended September 30, 2010, was 206% of net income.
On November 1, 2010, the Company’s board of directors announced that it had declared a $0.03 per share dividend payable on December 1, 2010, to shareholders of record on November 11, 2010.
Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At September 30	At December 31
	2010	2009
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$17,355	$12,126
Multi-family	11,119	3,357
Commercial real estate	30,190	23,699
Construction and development	—	—

Total non-accrual mortgage loans	58,664	39,182

Non-accrual consumer loans:
Secured by real estate	1,449	1,433
Other consumer loans	160	212

Total non-accrual consumer loans	1,609	1,645
Non-accrual commercial business loans	3,151	923

Total non-accrual loans	63,424	41,750
Accruing loans delinquent 90 days or more	326	834

Total non-performing loans	63,750	42,584
Foreclosed properties and repossessed assets	20,548	17,689

Total non-performing assets	$84,298	$60,273

Non-performing loans to loans receivable, net	4.63%	2.83%
Non-performing assets to total assets	2.46%	1.72%
Additional interest income that would have been recognized if non-accrual loans had been current	$3,656	$2,671
The Company’s non-performing loans were 4.63% of loans receivable as of September 30, 2010, compared to 2.83% as of December 31, 2009. The ratios of non-performing assets to total assets were 2.46% and 1.72% as of these same dates, respectively. During the nine months ended September 30, 2010, the Company’s non-performing loans increased by $21.2 million or 49.7%. This increase was caused by the economic recession, a weak real estate market, and increased unemployment over the past year that resulted in increased stress on borrowers and increased loan delinquencies. The increase in non-performing loans during the nine months ended September 30, 2010, was principally caused by the default of $26.4 million in loans to ten unrelated borrowers. These loan relationships are secured by office, commercial, and retail buildings, apartment buildings, residential mortgages, developed land, and equipment and inventory. The largest of these relationships consist of a $6.6 million loan secured by a 100-unit apartment project located in the Twin Cities area and a $4.1 million loan secured by partially developed land located in the Milwaukee area. Management does not expect to incur a loss on the $6.6 million apartment loan at this time, although there can be no assurances. The Company established a $1.1 million loss allowance against the $4.1 million land loan, as previously described.
The increase in non-performing loans described in the previous paragraph was partially offset by the transfer of the collateral for three loans with an aggregate balance of $9.7 million to foreclosed real estate during the nine-month period in 2010, net of an aggregate allowance for loan loss of $4.1 million, which was charged-off. These loans were secured by office buildings and a retail center.
Foreclosed properties and repossessed assets increased from $17.7 million at December 31, 2009, to $20.5 million at September 30, 2010. This increase was due to the transfers described in the previous paragraph, as well as other smaller foreclosures during the period. The impact of these developments was partially offset by sales during the period of two large properties that had a carrying value of $3.3 million. The proceeds from the sales of these properties approximated their carrying value. In addition, the Company recorded $4.2 million in write-offs on certain foreclosed properties during the nine months ended September 30, 2010. These write-offs were caused by continued declines in real estate values during the period and were based on updated independent appraisals or internal management valuations. The write-offs were included as a component of non-interest expense, as previously described in this report.

A summary of the allowance for loan losses is shown below for the periods indicated:

	Nine Months Ended September 30
	2010	2009
	(Dollars in thousands)
Balance at the beginning of the period	$17,028	$12,208
Provision for loan losses	15,679	8,822

Charge-offs:
One- to four-family	(275)	(328)
Multi-family	—	(4,523)
Commercial real estate	(5,331)	(1,964)
Consumer loans	(570)	(344)
Commercial business loans	(173)	(167)

Total charge-offs	(6,349)	(7,326)

Recoveries:
One- to four-family	20	—
Commercial real estate	1	—
Consumer loans	30	30

Total recoveries	51	30

Net charge-offs	(6,298)	(7,296)

Balance at the end of the period	$26,409	$13,734

	September 30	December 31
	2010	2009

Allowance as a percent of total loans	1.92%	1.13%
Allowance as a percent of non-performing loans	41.43%	39.99%
Net charge-offs to average loans (1)	0.56%	0.45%

(1)	Annualized rates for the nine months ended September 30, 2010, and twelve months ended December 31, 2009, respectively.
The Company’s allowance for loan losses increased to $26.5 million or 1.92% of total loans at September 30, 2010, compared to $17.0 million or 1.13% at December 31, 2009. As a percent of non-performing loans, the Company’s allowance for loan losses was 41.4% at September 30, 2010, compared to 40.0% at December 31, 2009. The dollar increase in the allowance was caused by the additional loss allowances that were established during the first nine months of 2010, as described earlier in this report. This development was partially offset by loan charge-offs during the period, the most significant of which were the charge-offs related to the three transfers to foreclosed real estate that were described earlier.
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
Liquidity and Capital Resources
Liquidity The term “liquidity” refers to the Company’s ability to generate cash flow to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. The Company’s primary sources of funds are deposit liabilities, scheduled payments, prepayments, and maturities of loans and securities available-for-sale, sales of one- to four-family loans in the secondary market, sales of securities available-for-sale, borrowings from the FHLB of Chicago, and cash flow provided by the Company’s operations. Historically, these sources of funds have been adequate to maintain liquidity, with the Company borrowing correspondingly more in periods in which its operations generate less cash. In the event these sources of liquidity would become inadequate, management believes that the Company could access the wholesale deposit market, although there can be no assurances that wholesale deposits would be available if needed.
Scheduled payments and maturities of loans and securities available-for-sale are relatively predictable sources of funds. However, cash flows from deposit liabilities, calls of investment securities, and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. For example, during the nine months ended September 30, 2010, prepayments in the Company’s mortgage-related securities, prepayments in its one- to four-family mortgage loan portfolio, and calls of certain investment securities remained elevated because of the interest rate environment. A different interest rate environment could lead to a significantly different result. These factors reduce the predictability of the timing of these sources of funds.
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
Capital Resources At September 30, 2010, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2010, the Bank had a Tier 1 capital ratio of 9.98% and a total risk-based capital ratio of 21.87%.
As noted in “Financial Condition—Shareholders’ Equity,” above, the Company has not repurchased shares of its common stock since the first quarter of 2010 nor has its board of directors authorize a new program for the purchase of additional shares. In addition, during the third quarter of 2010 the board of directors reduced the regular quarterly dividend from $0.07 per share paid in each of the first and second quarters of 2010 to $0.03 per share in the third quarter. In view of the Company’s earnings trends and the current regulatory and economic climate, the board of directors determined that it would be prudent to reduce the Company’s quarterly dividend payment and to continue the suspension of stock repurchases.
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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
Contractual Obligations The following table presents, as of September 30, 2010, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
		(Dollars in thousands)
Deposits with no stated maturity	$851,731	—	—	—	$851,731
Certificates of deposits	892,750	$260,461	$54,062	—	1,207,273
Borrowed funds (1)	—	100,253	—	$805,948	906,201
Operating leases	906	1,320	1,176	2,347	5,749
Purchase obligations	1,680	3,360	3,360	6,720	15,120
Non-qualified retirement plans and deferred compensation plans	1,070	2,166	2,619	8,005	13,859

(1)	Includes $856.0 million in advances that are redeemable on a quarterly basis at the option of the FHLB of Chicago.
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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of September 30, 2010.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
		(Dollars in thousands)
Commercial loans	$587	—	—	—	$587
Residential real estate loans	79,236	—	—	—	79,236
Revolving home equity and credit card lines	146,772	—	—	—	146,772
Standby letters of credit	126	—	$41	$10	177
Commercial lines of credit	16,654	—	—	—	16,654
Undisbursed commercial loans	391	—	—	—	391
Approved commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit, and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.
Off-Balance Sheet Arrangements At September 30, 2010, the Company had forward commitments to sell one- to four-family mortgage loans of $137.3 million to Fannie Mae. As described in Note 13, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.
Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of September 30, 2010.

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
The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2010, which management anticipates will reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities—based upon contractual maturities and if applicable, call dates. Investments with call dates may or may not be called prior to their stated maturities.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated repayment speeds. Actual cash flows may differ from these assumptions.

•	Loans receivable—based upon contractual maturities, repricing dates (if applicable), scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ from these assumptions.

•	Deposit liabilities—based upon contractual maturities and historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon stated maturity. However, $856.0 million of borrowings classified as due beyond one year contain a redemption option which has not been reflected in the analysis. These borrowings could be redeemed at the option of the lender prior to their stated maturity (refer to “Financial Condition—Borrowings” in Part I, Item 2, above).

	At September 30, 2010
			More Than One Year	More Than
	Within Three	Three to Twelve	To Three	Three Years
	Months	Months	Years	To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$96,989	$115,705	$172,771	$76,779	$83,010	$545,254
Adjustable	89,260	318,549	121,327	5,896	68	535,100
Construction:
Fixed	5,837	2,975	39	—	10,592	19,443
Adjustable	11,597	1,008	—	—	—	12,605
Consumer loans	105,061	41,384	56,731	24,836	22,595	250,607
Commercial business loans	16,403	11,733	17,209	368	34	45,747
Interest-earning deposits	55,843	—	—	—	—	55,843
Investment securities	844,935	94,964	—	—	—	939,899
Mortgage-related securities:
Fixed	18,870	24,190	24,210	8,234	18,694	94198
Adjustable	46,437	—	—	—	—	46437
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	1,337,324	610,508	392,287	116,113	134,993	2,591,225

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	491	1,455	3,754	3,578	80,031	89,309
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,227	3,637	9,385	8,944	174,382	197,575
Savings accounts	1,423	4,209	10,795	10,202	183,996	210,625
Money market accounts	354,222	—	—	—	—	354,222
Certificates of deposit	302,549	640,463	210,199	54,062	—	1,207,273
Advance payments by borrowers for taxes and insurance	29,979	—	—	—	—	29,979
Borrowings	267	819	102,546	2,561	800,008	906,201

Total interest-bearing and non-interest-bearing liabilities	690,158	650,583	336,679	79,347	1,238,417	2,995,184

Interest rate sensitivity gap	$647,166	$(40,075)	$55,608	$36,766	$(1,103,424)	$(403,959)

Cumulative interest rate sensitivity gap	$647,166	$607,091	$662,699	$699,465	$(403,959)

Cumulative interest rate sensitivity gap as a percentage of total assets	18.86%	17.69%	19.31%	20.38%	(11.77)%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	193.77%	145.28%	139.51%	139.82%	86.51%

Based on the above gap analysis, at September 30, 2010, the Company’s interest-earning assets maturing or repricing within one year exceeded its interest-bearing liabilities maturing or repricing within the same period by $607.1 million. This represented a positive cumulative one-year interest rate sensitivity gap of 17.69%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 145.28%. Based on this information, management anticipates that over the course of the next year the Company’s net interest income could benefit from an increase in market interest rates. Alternatively, the Company’s net interest income could be adversely affected by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2009 Annual Report on Form 10-K.
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
The following table presents the estimated PVE over a range of interest rate change scenarios at September 30, 2010. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$412,166	$45,692	12.5%	12.34%	17.0%
+300	418,361	51,888	14.2	12.36	17.2
+200	416,989	50,516	13.8	12.18	15.6
+100	397,083	30,610	8.4	11.51	9.2
0	366,473	—	—	10.54	—
-100	302,636	(63,838)	(17.4)	8.66	(17.9)
Based on the above analysis, management anticipates that the Company’s PVE may be favorably impacted by an increase in interest rates. This is primarily attributable to a decrease in the present value of the Company’s FHLB advances, which are more likely to be redeemed at their carrying values as interest rates rise. In contrast, as of September 30, 2010, a substantial portion of the Company’s available-for-sale securities consisted of securities with very short-term maturities, which are not as adversely impacted by changes in interest rates as financial instruments with longer terms to maturity. As previously noted, the Company has reinvested proceeds from recent security sales and maturities/calls of other loans and investments in short-term securities and overnight investments. Management believes these latter types of investments increase the Company’s flexibility to respond to changes in interest rates or otherwise restructure its balance sheet. Management also anticipates that the Company’s PVE may be adversely impacted by a decline in interest rates. This is primarily attributable to an increase in the present value of the Company’s FHLB advances in declining interest rate environments.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 6. Exhibits
Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: November 4, 2010	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

Date: November 4, 2010	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended September 30, 2010

Exhibit		Incorporated Herein
No.	Description	by Reference To	Filed Herewith
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X