Form 10-K
period 2010-12-31
BANK MUTUAL CORP
filed 2011-03-04
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐     No ☑
As of February 28, 2011, 45,779,443 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $5.68 last sale price on The NASDAQ Global Select Market on June 30, 2010, the last trading date of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers and unallocated shares under the Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $240 million.

Part of Form 10-K Into Which
Documents Incorporated by Reference	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of Shareholders on May 2, 2011	Part III

BANK MUTUAL CORPORATION
FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2010

Part I
Cautionary Statement
This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, and are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including high rates of unemployment and the significant instability in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; increased competition and/or disintermediation within the financial services industry; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the recently enacted Dodd-Frank Act; regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions to maintain or achieve those levels; potential changes in Fannie Mae and Freddie Mac, which could impact the home mortgage market; changes in tax rates, deductions and/or policies; changes in FDIC premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; demand for other financial services; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism. Refer to “Item 1A. Risk Factors,” below, as well as the factors discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion.
Item 1. Business
The discussion in this section should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and “Item 8. Financial Statements and Supplementary Data.”
General
Bank Mutual Corporation (the “Company”) is a Wisconsin corporation headquartered in Milwaukee, Wisconsin. The Company owns 100% of the common stock of Bank Mutual (the “Bank”) and currently engages in no substantial activities other than its ownership of such stock. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The Company is currently regulated as a savings and loan holding company by the Office of Thrift Supervision (“OTS”). However, this role will be assumed by the Federal Reserve in 2011. The Company’s common stock trades on The NASDAQ Global Select Market under the symbol BKMU.
The Bank was founded in 1892 and is a federally-chartered savings bank headquartered in Milwaukee, Wisconsin. It is regulated by the OTS and its deposits are insured within limits established by the Federal Deposit Insurance Corporation (“FDIC”). However, the regulation of the Bank will be assumed by the Office of the Comptroller of the Currency (“OCC”) in 2011. The Bank’s primary business is community banking, which includes attracting deposits from and making loans to the general public and private businesses, as well as governmental and non-profit entities. In addition to deposits, the Bank obtains funds through borrowings from the Federal Home Loan Bank (“FHLB”) of Chicago. These funding sources are principally used to originate loans, including one- to four-family residential loans, multi-family residential loans, commercial real estate loans, commercial business loans and lines of credit, and consumer loans and lines of credit. From time-to-time the Bank also purchases and/or participates in loans from third-party financial institutions and is an active seller of residential loans in the secondary market. It also invests in mortgage-related and other investment securities.
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
Market Area
At December 31, 2010, the Company had 78 banking offices in Wisconsin and one in Minnesota. At June 30, 2010, the Company had a 1.66% market share of all deposits held by FDIC-insured institutions in Wisconsin. The Company is the fifth largest financial institution headquartered in Wisconsin, based on deposit market share.
The largest concentration of the Company’s offices is in southeastern Wisconsin, consisting of the Milwaukee Metropolitan Statistical Area (“MSA”), the Racine MSA, and the Kenosha, Wisconsin, and Lake County, Illinois MSA. The Company has 26 offices in these MSAs. The Company has also four offices in the Madison MSA, two offices in the Janesville/Beloit MSA, and six other offices in communities in east central Wisconsin.
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
Lending Activities
General At December 31, 2010, the Company’s total loans receivable was $1.3 billion or 51.1% of total assets. The Company’s loan portfolio consists primarily of mortgage loans, which includes loans secured by one- to four-family residences, multi-family properties, and commercial real estate properties, as well as construction and development loans secured by the same types of properties and land. To a lesser degree, the loan portfolio includes consumer loans consisting principally of home equity lines of credit, fixed and adjustable rate home equity loans, student loans, and automobile loans. Finally, the Company’s loan portfolio also contains commercial business loans. The nature, type, and terms of loans originated or purchased by the Company are subject to federal and state laws and regulations. The Company has no significant concentrations of loans to particular borrowers or to borrowers engaged in similar activities. The Company’s real estate loans are primarily secured by properties located in its primary market areas, as previously described. For specific information related to the Company’s loans receivable for the periods covered by this report, refer to “Financial Condition—Loans Receivable” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Mortgage Lending The Company originates and purchases first mortgage loans secured by one- to four-family properties. At December 31, 2010, the Company’s portfolio of these types of loans was $531.9 million or 37.9% of its gross loans receivable. Most of these loans are owner-occupied; however, the Company also originates first mortgage loans secured by second homes, seasonal homes, and investment properties.
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
The Company also originates “jumbo single family mortgage loans” in excess of the Fannie Mae maximum loan amount, which was $417,000 for single family homes in its primary market areas in 2010. Fannie Mae has higher limits for two-, three- and four-family homes. The Company retains certain fixed rate jumbo mortgage loans, as well as all ARM jumbo mortgage loans, in its portfolio.
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
In addition to servicing the loans in its own portfolio, the Company continues to service most of the loans that it sells to Fannie Mae and other third-party investors (“loans serviced for others”). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making certain payments on behalf of borrowers. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2010, loans serviced for others amounted to $1.1 billion. These loans are not reflected in the Company’s Consolidated Statements of Financial Condition.
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
Consumer Loans At December 31, 2010, the Company’s portfolio of consumer loans was $243.5 million or 17.4% of its gross loans receivable. Consumer loans include fixed term home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, boat loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans, and to a lesser extent, unsecured consumer loans through credit card programs that are administered by third parties. In 2008 the Company ceased offering student loans through programs guaranteed by the federal government due to a lack of profitability. Student loans that continue to be held by the Company are administered by a third party.
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
The Company originates fixed rate home equity and home improvement term loans with combined loan-to-value ratios up to 89.9%. Pricing on fixed rate home equity and home improvement term loans is periodically reviewed by management. Generally, loan terms are in the three to fifteen year range in order to minimize interest rate risk. Prior to 2010 the Company also originated variable rate home equity and home improvement term loans that had an initial fixed rate for one to three years then adjust annually or monthly depending upon the offering, with terms of up to 20 years. The Company discontinued offering variable rate home equity and home improvement term loans due to increased administrative burdens caused by changes in certain regulatory requirements.
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
Multi-family and Commercial Real Estate Loans At December 31, 2010, the Company’s portfolio of multi-family and commercial real estate loans was $495.5 million or 35.3% of its gross loans receivable. The Company’s multi-family and commercial real estate loan portfolios consist of fixed rate and adjustable rate loans originated at prevailing market rates usually tied to various treasury indices. This portfolio generally consists of loans secured by apartment buildings, office buildings, retail centers, warehouses, and industrial buildings. These loans typically do not exceed 80% of the lesser of the purchase price or an appraisal by an appraiser designated by us. Loans originated with balloon maturities are generally amortized on a 25 to 30 year basis with a typical balloon term of 3 to 5 years.
Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property, the financial strength of the borrower, and the appraised value of the property. In most cases, the Company also obtains personal guarantees from the principals involved. The Company’s approval process includes a review of the other debt obligations and overall sources of flow available to the borrower and guarantors. The property’s net operating income must be sufficient to cover the payments relating to the outstanding debt. The Company generally requires an assignment of rents or leases to be assured that the cash flow from the property will be used to repay the debt. Appraisals on properties securing multi-family and larger commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $1.0 million, as well as all loans secured by certain properties that the Company considers to be “environmentally sensitive.” In addition, an annual review is performed on non-owner-occupied multi-family and commercial real estate loans over $1.0 million.
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
The Bank’s largest individual multi-family and commercial real estate loans, as well as its largest individual construction and development and commercial business loans (described below), are below the Bank’s legal lending limit to a single borrower, which was approximately $37.0 million at December 31, 2010. However, the Bank has an internal lending limit that is adjusted from time-to-time and is lower than its legal lending limit.
Construction and Development Loans At December 31, 2010, the Company’s portfolio of construction and development loans was $83.5 million or 5.9% of its gross loans receivable. These loans typically have terms of 18 to 24 months, are interest-only, and carry variable interest rates tied to the prime rate. Disbursements on these loans are based on draw requests supported by appropriate lien waivers. As a general matter, construction loans convert to permanent loans and remain in the Company’s loan portfolio upon the completion of the project. Development loans are typically repaid as the underlying lots or housing units are sold. Construction and development loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Company’s risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction, the estimated cost of construction, and the borrower’s ability to advance additional construction funds if necessary. In addition, in the event a borrower defaults on the loan during its construction phase, the construction project often needs to be completed before the full value of the collateral can be realized by the Company. Due to the economic environment, the Company suspended development lending in 2009, although it continues to engage in construction lending when the circumstances warrant. The Company is uncertain at this time when it will reinstate development lending.
Commercial Business Loans At December 31, 2010, the Company’s portfolio of commercial business loans was $50.1 million or 3.6% of its gross loans receivable. This portfolio consists of loans to businesses for equipment purchases, working capital term loans and lines of credit, debt refinancing, Small Business Administration (“SBA”) loans, and domestic standby letters of credit. Typically, these loans are secured by general business security agreements, owner-occupied real estate, and personal guarantees. The Company offers variable, adjustable, and fixed rate commercial business loans. The Company also has commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various indices. Fixed rate loans are priced at either a margin over the yield on U.S. Treasury issues with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period and line-of-credit commercial business loans generally have a term of one year and, in the case of small lines of credit, up to five years. All borrowers having an exposure to the Company of $500,000 or more are reviewed annually, unless it is an investment real estate loan at which point the annual review occurs for loans over $1.0 million.

Loan Approval Authority For one- to four-family residential loans intended for sale into the secondary market, the Company’s staff underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae Desktop Underwriter automated underwriting system up to the Fannie Mae conforming loan limits ($417,000 for single family residential units; higher limits for two-, three-, and four-family units and certain high-cost areas, as defined by the Federal Housing Finance Agency or “FHFA”). For residential loans intended to be held in the Company’s loan portfolio, staff underwriters are authorized to approve loans processed through the Fannie Mae’s automated underwriting system of $500,000 or less, provided the loan-to-value ratio is 80% or less (and up to 90% with mortgage insurance) and the loan meets other specific underwriting criteria. All other residential loan relationships must be approved by a senior officer of the Company.
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
Consumer loan underwriters have individual approval authority for secured loans ranging from $50,000 to $150,000 provided that the loan-to-value ratio on real estate does not exceed 80%, or 90% on personal property, and that the loan meets other specific underwriting criteria. All other consumer loans must be approved by a senior officer. Consumer loan underwriters have individual approval authority for unsecured loans ranging from $10,000 to $25,000 provided the loan meets other specific underwriting criteria. All unsecured consumer loans in excess of $25,000, or not meeting specific underwriting criteria, must be approved by a senior officer.
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
Individual lenders in the commercial banking department have individual lending authority up to$250,000 for secured commercial business loans and $50,000 for unsecured loans. Two senior officers together have lending authority of $500,000 or less for secured commercial business loans and $150,000 or less for unsecured loans. Three senior officers together have lending authority of $1,000,000 or less for secured commercial business loans and $250,000 or less for unsecured loans. All secured business loans over $1,000,000, or unsecured loans over $250,000, require approval of the executive loan committee of the board of directors.
All loans approved by individuals and senior officers must be ratified by the executive loan committee of the board of directors at its next meeting following the approval.
Asset Quality
General The Company has policies and procedures in place to manage its exposure to credit risk related to its lending operations. As a matter of policy, the Company limits its lending to geographic areas in which it has substantial familiarity and/or a physical presence. Currently, this is limited to certain specific market areas in Wisconsin and contiguous states. In addition, from time-to-time the Company will prohibit or restrict lending in situations in which the underlying business operations and/or collateral exceed management’s tolerance for risk. For example, in 2008 the Company suspended the origination of loans secured by hotels, motels, resort properties, restaurants, and bars and in 2009 suspended land development loans, as previously noted. The Company obtains appraisals or similar estimates of value prior to the origination of mortgage loans or other secured loans. It also manages its exposure to risk by regularly monitoring loan payment status, conducting periodic site visits and inspections, obtaining regular financial updates from large borrowers and/or guarantors, corresponding regularly with large borrowers and/or guarantors, and/or updating appraisals as appropriate, among other things. These procedures are emphasized when a borrower has failed to make scheduled loan payments, has otherwise defaulted on the terms of the loan agreement, or when management has become aware of a significant adverse change in the financial condition of the borrower, guarantor, or underlying collateral. These strategies, as well as a continued emphasis on quality loan underwriting, maintenance of sound credit standards for new loan originations, and annual evaluation of large credits have generally resulted in delinquency and non-performing asset ratios below the national average, although there can be no assurances that this will continue. For specific information relating to the Company’s asset quality for the periods covered by this report, refer to “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Internal Risk Ratings and Classified Assets Federal regulations require thrift institutions to classify their assets on a regular basis. Accordingly, the Company has internal policies and procedures in place to internally evaluate risk ratings on all of its loans and certain other assets. In general, these internal risk ratings correspond with regulatory requirements to adversely classify problem loans and certain other assets as “substandard,” “doubtful,” or “loss.” A loan or other asset is adversely classified as substandard if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. A loan or other asset is adversely classified as doubtful if full collection is highly questionable or improbable. A loan or other asset is adversely classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. If an asset or portion thereof is classified as loss, the Company typically charges off such amount. The regulations also provide for a “special mention” designation, described as loans or assets which do not currently expose the Company to a sufficient degree of risk to warrant adverse classification, but which demonstrate clear trends in credit deficiencies or potential weaknesses deserving management’s close attention (refer to the following paragraph for additional discussion).
Loans that are not classified special mention or adversely classified as substandard, doubtful, or loss are classified as “pass” or “watch” in accordance with the Company’s internal risk rating policy. Pass loans are generally current on contractual loan and principal payments, comply with other contractual loan terms, and have no noticeable credit deficiencies or potential weaknesses. Watch loans are also generally current on payments and in compliance with loan terms, but a particular borrower’s financial or operating conditions may exhibit early signs of credit deficiencies or potential weaknesses that deserve management’s close attention. Such deficiencies and/or weaknesses typically include, but are not limited to, the borrower’s financial or operating condition, deterioration in liquidity, increased financial leverage, declines in the condition or value of related collateral, recent changes management or business strategy, or recent developments in the economic, competitive, or market environment of the borrower. If adverse observations noted in these areas are not corrected, further downgrade of the loan may be warranted.
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
The collection procedures for consumer loans, excluding student loans and credit card loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. The Company attempts to make direct contact with a borrower once a loan becomes 30 days past due. If collection activity is unsuccessful, the Company may pursue legal remedies itself, refer the matter to legal counsel for further collection effort, seek foreclosure or repossession of the collateral (if any), or charge-off the loan. All student loans are serviced by a third party, which guarantees its servicing to comply with all U.S. Department of Education guidelines. The Company’s student loan portfolio is guaranteed under programs sponsored by the U.S. government. Credit card loans are serviced by a third party administrator.
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
In working with delinquent borrowers, if the Company cannot develop a repayment plan that substantially complies with the original terms of the loan agreement, the Company’s practice has been to pursue foreclosure or repossession of the underlying collateral. As a matter of practice, the Company does not restructure or modify troubled loans in a manner that results in a loss under accounting rules. Furthermore, the Company does not generally reclassify restructured or modified loans as performing loans if such loans were non-performing prior to the restructuring or modification.
The Company’s policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on classified loans, delinquent loans, restructured or modified loans, allowance for loan losses, and foreclosed real estate.
Non-Accrual Policy With the exception of student loans that are guaranteed by the U.S. government, the Company generally stops accruing interest income on loans when interest or principal payments are 90 days or more in arrears or earlier when the future collectibility of such interest or principal payments may no longer be certain. In recent periods, the Company has experienced an increase in loans that meet the latter designation. In such cases, borrowers have often been able to maintain a current payment status, but are experiencing financial difficulties and/or the properties that secure the loans are experiencing increased vacancies, declining lease rates, and/or delays in unit sales. In such instances, management may stop accruing interest income on the loans even though the borrowers are current with respect to all contractual payments. Although the Company may no longer accrue interest on these loans, the Company may continue to record periodic interest payments received on such loans in interest income provided the borrowers remain current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loans are deemed to be collectible. The Company designates loans on which it stops accruing interest income as non-accrual loans and establishes a reserve for outstanding interest that was previously credited to income. All loans on non-accrual are considered to be impaired. The Company returns a non-accrual loan to accrual status when factors indicating doubtful or uncertain collection no longer exist. In general, non-accrual loans are also adversely classified as substandard or doubtful in accordance with the Company’s internal risk rating policy.
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
When the Company ultimately obtains title to the property through foreclosure or deed in lieu of foreclosure, it transfers the property to “foreclosed properties and repossessed assets” on the Company’s Consolidated Statements of Financial Condition. In cases in which a borrower has surrendered control of the property to the Company or has otherwise abandoned the property, the Company may transfer the property to foreclosed properties as an “in substance foreclosure” prior to actual receipt of title. Foreclosed properties and repossessed assets are adversely classified as substandard or doubtful in accordance with the Company’s internal risk rating policy.
Marketing of foreclosed real estate begins immediately following the Company taking title to the property. The marketing is usually undertaken by a realtor knowledgeable with the particular market. Mortgage insurance claims are filed if the loan had mortgage insurance coverage. The property is marketed after an appraisal is obtained and any mortgage insurance claims are filed.
Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, the Company carries foreclosed real estate at fair value less estimated selling costs (typically 5% to 10%). Foreclosed real estate is inspected periodically. Additional outside appraisals are obtained as deemed necessary or appropriate. Additional write-downs may occur if the property value deteriorates further after it is acquired. These additional write-downs are charged to the Company’s results of operations as they occur.

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
Allowance for Loan Losses The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and pools of homogenous loans within the portfolio, and actual loss, delinquency, and/or risk rating experience within the portfolio. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors, to include regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any. For additional information relating to the Company’s allowance for loan losses for the periods covered by this report, refer to “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Determination of the allowance is inherently subjective as it requires significant management judgment and estimates, including the amounts and timing of expected future cash flows on loans, the fair value of underlying collateral (if any), estimated losses on pools of homogeneous loans based on historical loss experience, changes in risk characteristics of the loan portfolio, and consideration of current economic trends, all of which may be susceptible to significant change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, increases in the Company’s multi-family, commercial real estate, construction and development, and commercial business loan portfolios, could result in a higher allowance for loan losses as these loans typically carry a higher risk of loss. Finally, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. One or more of these agencies, specifically the OTS, may require the Company to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Company’s results of operations. As a result of applying management judgment, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans or non-performing loans may decrease even though non-performing loans may increase.
Periodic adjustments to the allowance for loan loss are recorded through provision for loan losses in the Company’s Consolidated Statements of Income. Actual losses on loans are charged off against the allowance when the loan is deemed uncollectible. In the case of loans secured by real estate, this typically occurs when the Company receives title to the property as a result of a formal foreclosure proceeding, receipt of a deed in lieu of foreclosure, or when, in the judgment of management, an “in-substance foreclosure” has occurred. For loans that are not secured by real estate, charge-off typically occurs when the collateral is repossessed. Unsecured loans are charged off when the loan is determined to be uncollectible. Recoveries of loan amounts previously charged off are credited to the allowance as received. Management reviews the adequacy of the allowance for loan losses on a monthly basis. The board of directors reviews management’s judgments related to the allowance for loan loss on at least a quarterly basis.
The Company maintains general allowances for loan loss against certain homogenous pools of loans. These pools generally consist of smaller one- to four-family, multi-family, commercial real estate, consumer, and commercial business loans that do not warrant individual review due to their size. In addition, pools may also consist of larger multi-family, commercial real estate, and commercial business loans that have not been individually identified as impaired by management. Certain of these pools, such as the one- to four-family and consumer loan pools, are further segmented according to the nature of the collateral that secures the loans. For example, the consumer loan pool is segmented by collateral type, such as loans secured by real estate, loans secured by automobiles, and loans secured by other collateral. The various loan pools are further segmented by management’s internal risk rating of the loans. Management has developed factors for each pool or segment based on the historical loss experience of each pool or segment, recent delinquency performance, internal risk ratings, and consideration of current economic trends, in order to determine what it believes is an appropriate level for the general allowance. Given the significant amount of management judgment involved in this process there could be significant variation in the Company’s allowance for loan losses and provision for loan losses from period to period.
The Company maintains specific allowances for loan loss against individual loans that have been identified by management as impaired. These loans are generally larger loans, but management may also establish specific allowances against smaller loans from time-to-time. The allowance for loan loss established against these loans is based on one of two methods: (1) the present value of the future cash flows expected to be received from the borrower, discounted at the loan’s effective interest rate, or (2) the fair value of the loan collateral, if the loan is considered to be collateral dependent. In the Company’s experience, loss allowances using the first method have been rare. In working with problem borrowers, if the Company cannot develop a repayment plan that substantially complies with the original terms of the loan agreement, the Company’s practice has been to pursue foreclosure or repossession of the underlying collateral. As a matter of practice, the Company does not restructure troubled loans in a manner that results in a loss under the first method. As a result, most loss allowances are established using the second method because the related loans have been deemed collateral dependent by management.
Management considers loans to be collateral dependent when, in its judgment, there is no source of repayment for the loan other than the ultimate sale or disposition of the underlying collateral. Factors management considers in making this determination typically include, but are not limited to, the length of time a borrower has been delinquent with respect to loan payments, the nature and extent of the financial or operating difficulties experienced by the borrower, the performance of the underlying collateral, the availability of other sources of cash flow or net worth of the borrower and/or guarantor, and the borrower’s immediate prospects to return the loan to performing status. In some instances, because of the facts and circumstances surrounding a particular loan relationship, there could be an extended period of time between management’s identification of a problem loan and a determination that it is probable that such loan is or will become collateral dependent. Based on recent experience, however, management has noted the length of time shorten between when a loan is classified as non-performing and when it is consider to be collateral dependent. In management’s view, this development is attributable to the deterioration in commercial real estate markets during 2009 and 2010. Management believes this is a trend that will continue as long as economic conditions and/or commercial real estate values remain depressed.
When a loan becomes collateral dependent, management measures impairment based on the estimated fair value of the underlying collateral. Such estimates are based on management’s judgment or, when considered appropriate, on an updated appraisal or similar evaluation. Updated appraisals are also typically obtained on or about the time of foreclosure or repossession of the underlying collateral. Prior to receipt of the updated appraisal, management has typically relied on the original appraisal and knowledge of the condition of the collateral, as well as the current market for the collateral, to estimate the Company’s exposure to loss on a collateral dependent loan. In the judgment of management, this practice was acceptable in periods of relative stability in real estate markets. However, as a result of deterioration in commercial real estate markets during 2009 and 2010, as well as the Company’s recent experience, management believes that as long as economic conditions and/or real estate markets remain depressed updated appraisals will continue to be obtained on collateral dependent loans earlier in the evaluation process than may have been typical during periods of more stable real estate markets.
For collateral dependent loans, the Company records allowance for loan losses and related provisions on each loan for which it is determined that the fair value of the collateral is less than the carrying value of the loan balance. This is true regardless of whether the estimate of fair value is based on an updated appraisal or on an internal management assessment.
Investment Activities
General At December 31, 2010, the Company’s portfolio of securities available-for-sale was $663.3 million or 25.6% of its total assets. The Company’s board of directors reviews and approves the Company’s investment policy on an annual basis. Senior officers, as authorized by the board of directors, implement this policy. The board of directors reviews investment activity on a monthly basis.
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
The Company’s investment policy allows the use of hedging instruments such as financial futures, options, forward commitments, and interest rate swaps, but only with prior approval of the board of directors. Other than forward commitments related to its sale of residential loans in the secondary market, the Company did not have any investment hedging transactions in place at December 31, 2010. The Company’s investment policy prohibits the purchase of non-investment grade bonds, although the Company may continue to hold investments that are reduced to less than investment grade after their purchase. Securities rated less than investment grade are required to be adversely classified as substandard in accordance with federal guidelines (refer to Asset Quality—Internal Ratings and Classified Assets,” above). The Company’s investment policy also prohibits any practice that the Federal Financial Institutions Examination Council (“FFIEC”) considers to be an unsuitable investment practice. The Company does not invest in mortgage-related securities secured by subprime loans. The Company classifies securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2010, all of the Company’s investment and mortgage-related securities were classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity.
Investment Securities At December 31, 2010, the Company’s portfolio of investment securities was $228.0 million or 34.4% of its total portfolio of available-for-sale securities. The Company’s investment securities consist principally of U.S. government and federal agency obligations and mutual funds. All of the Company’s mutual fund investments are permissible investments under its investment policy and applicable laws and regulations. For additional discussion related to certain of the Company’s mutual funds, refer to “Results of Operations—Non-Interest Income” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Mortgage-Related Securities At December 31, 2010, the Company’s portfolio of mortgage-related securities was $435.2 million or 65.6% of its total portfolio of available-for-sale securities. Mortgage-related securities consist principally of mortgage-backed securities (“MBSs”), real estate mortgage investment conduits (“REMICs”), and collateralized mortgage obligations (“CMOs”). Most of the Company’s mortgage-related securities are directly or indirectly insured or guaranteed by Freddie Mac, Fannie Mae, or the Government National Mortgage Association (“Ginnie Mae”). The remaining securities are investment-grade, private-label CMOs. Private-label CMOs generally carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by agencies of the U.S. Government. For additional discussion related to certain of the Company’s private-label CMOs, refer to “Financial Condition—Securities Available-for-Sale” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Mortgage-related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-related securities are more liquid than individual mortgage loans.
In general, mortgage-related securities issued or guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans. Private-label CMOs are weighted at no more than 100% for risk-based capital purposes, unless such securities are rated less than investment grade, in which case they are weighted 200%. While Freddie Mac, Fannie Mae, and Ginnie Mae securities carry a reduced credit risk as compared to non-securitized residential mortgage loans and private-label CMOs, they remain subject to the risk of a fluctuating interest rate environment and instability in related markets. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect the value of mortgage-related securities.
Deposit Liabilities
At December 31, 2010, the Company’s deposit liabilities were $2.1 billion or 80.2% of its total liabilities and equity. The Company offers a variety of deposit accounts having a range of interest rates and terms for both retail and business customers. The Company currently offers regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and certificates of deposit. The Company also offers IRA time deposit accounts and health savings accounts. When the Company determines its deposit rates, it considers rates offered by local competitors, rates on U.S. Treasury securities, rates on other sources of funds such as FHLB advances, and its deposit pricing model, which identifies the profitability of deposits at various price levels. For additional information, refer to “Financial Condition—Deposit Liabilities” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. The Company’s deposits are primarily obtained from the market areas surrounding its bank offices. The Company relies primarily on competitive rates, quality service, and long-standing relationships with customers to attract and retain these deposits. From time to time the Company has used third-party brokers and a nationally-recognized reciprocal deposit gathering network to obtain wholesale deposits. As of December 31, 2010, the Company did not have any brokered deposits outstanding and had less than $500,000 in reciprocal deposits outstanding.
Borrowings
At December 31, 2010, the Company’s borrowed funds were $149.9 million or 5.8% of its total liabilities and equity. The Company borrows funds to finance its lending, investing, operating, and, when active, stock repurchase activities. Substantially all of its borrowings take the form of advances from the FHLB of Chicago and are on terms and conditions generally available to member institutions. The Company’s FHLB borrowings typically carry fixed rates of interest, have stated maturities, and are generally subject to significant prepayment penalties if repaid prior to their stated maturity. In addition, certain of the Company’s advances have redemption features that permit the FHLB of Chicago to redeem the advances at its option on a quarterly basis. The Company prepaid a significant portion of its outstanding advances from the FHLB of Chicago in December 2010 and incurred a substantial penalty as a result of the prepayment (refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion).
The Company has pledged one- to four-family mortgage loans and certain multi-family mortgage loans and available-for-sale securities as blanket collateral for these advances and future advances. For additional information regarding the Company’s outstanding advances from the FHLB of Chicago as of December 31, 2010, refer to “Financial Condition—Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Shareholders’ Equity
At December 31, 2010, the Company’s shareholders’ equity was $313.0 million or 12.1% of its total liabilities and equity. Although the Company is not required to maintain minimum capital at the consolidated level, the Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2010, the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional discussion relating to regulatory capital standards refer to “Regulation and Supervision of the Bank—Regulatory Capital Requirements” and “—Prompt Corrective Action,” below. For additional information related to the Company’s equity and the Bank’s regulatory capital for the periods covered by this report, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”
In 2011, the Company itself will become subject to regulatory capital requirements at the consolidated level. Although rules relating to these new capital requirements have not been issued, management believes the rules will be substantially the same as the Bank and will not have a significant impact on the Company, its financial condition or results of operations. However, there can be no assurances. Refer to “Regulation and Supervision of the Bank—Regulatory Capital Requirements,” below, for additional discussion.
The Company has paid quarterly cash dividends since its initial stock offering, which was in November 2000. However, there can be no assurance that the Company will be able to continue the payment of dividends in the future or that the level of dividends will not be further reduced. The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Furthermore, the Company’s ability to pay dividends is highly dependent on the Bank’s ability to pay dividends to the Company. Banking regulators and lawmakers have become increasingly concerned with the levels of capital adequacy of financial institutions. Even though the Bank exceeds all current regulatory standards and believes that it is well capitalized, the regulators’ increasingly strict interpretation and enforcement of existing and new requirements, and the Bank’s operating results, may affect the level of capital required to be maintained by the Bank and/or the percentage of income, if any, that may be used for dividends to the Company. This may affect the Company’s ability to pay dividends to its shareholders. For additional information, refer to “Regulation and Supervision of the Bank—Dividend and Other Capital Distribution Limitations,” below.
From time to time, the Company has repurchased shares of its common stock, and these repurchases have had the effect of reducing the Company’s capital; further repurchases will continue to have the same effect. The Company regularly reviews its capital position, market conditions, and the cost of funds to determine whether share repurchases are appropriate. However, as with the payment of dividends above, the repurchase of common stock is discretionary with the Company’s board of directors and will depend on a variety of factors, including market conditions for the Company’s stock, the financial condition of the Company and the Bank, and actions by banking regulators the affect the ability of the Bank to pay dividends to the parent company. The Company’s ability to repurchase its common stock may be affected by these actions. The Company does not have a current stock repurchase program. For additional information, refer to “Regulation and Supervision of the Bank—Dividend and Other Capital Distribution Limitations,” below.
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
Mutual Investment Corporation (“MIC”), a wholly-owned subsidiary of the Bank, owns and manages investment and mortgage-related securities. First Northern Investment Inc. (“FNII”), a wholly-owned subsidiary of the Bank, also owns and manages investment and mortgage-related securities, as well a small number of one- to four-family mortgage loans.
MC Development LTD (“MC Development”), a wholly-owned subsidiary of the Bank, is involved in land development and sales. It owns five parcels of undeveloped land totaling 15 acres in Brown Deer, Wisconsin. In addition, in 2004, MC Development established Arrowood Development LLC with an independent third party to develop approximately 300 acres in Oconomowoc, Wisconsin. In the initial transaction, the third party purchased approximately one-half interest in that land, all of which previously had been owned by MC Development. There are currently no efforts underway to further develop either of these two properties.
Savings Financial Corporation (“SFC”) was 50% owned by the Bank and 50% owned by another financial institution. SFC was originally formed to originate, sell, and service indirect automobile, recreational vehicle, and boat loans. Certain of these loans were purchased by the Bank. In 2006 the Bank discontinued the purchase of loans from SFC; SFC was dissolved in 2010.
In addition, the Bank has four wholly-owned subsidiaries that are inactive, but are reserved for possible future use in related or other areas.
Employees
At December 31, 2010, the Company employed 682 full time and 82 part time associates. Management considers its relations with its associates to be good.
Regulation and Supervision
General
The Company is a Wisconsin corporation registered with the OTS as a unitary savings and loan holding company. The Company files reports with the OTS and is subject to regulation and examination by the OTS. As a Wisconsin corporation, the Company is subject to the provisions of the Wisconsin Business Corporation Law, and as a public company, it is subject to regulation by the SEC. The Bank is a federally-chartered savings bank and is also subject to OTS requirements as well as those of the FDIC. Any change in these laws and regulations, whether by the OTS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Bank, and the Company’s shareholders. As noted below, it is expected that in 2011 the OTS will be combined with the OCC, which will become the Bank’s primary regulator. The Federal Reserve will also become the Company’s primary regulator.
Certain current laws and regulations applicable to the Company and the Bank, including coming changes to the identity and structure of their primary federal banking regulators and other consequences of recent legislation, are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.
Financial Services Industry Legislation and Related Actions
In response to instability in the U.S. financial system, lawmakers and federal banking agencies have taken various actions intended to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.
Dodd-Frank Act In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which will significantly change the current financial institution regulatory structure and will affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the Company’s and the Bank’s current primary federal regulator, the OTS. The OCC will take over all functions and authority from the OTS relating to federal thrifts, such as the Bank, and the Federal Reserve will acquire supervisory and rule-making authority over all savings and loan holding companies, such as the Company. These regulatory changes will take effect on July 21, 2011, unless the Secretary of the Treasury opts to delay the transfer for up to an additional six months. The change in regulators may cause further changes in the procedures and requirements discussed below. The Dodd-Frank Act also requires the Federal Reserve to apply to savings and loan holding companies the current leverage and risk-based capital standards that insured depository institutions must follow, which includes consolidated capital requirements. Further, the Dodd-Frank Act has imposed new disclosure and governance requirements on publicly-held companies, such as the Company.
The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as the Bank. However, institutions with $10 billion or less in assets, such as the Bank, will be examined for CFPB compliance by their applicable bank regulators.
The Dodd-Frank Act broadens the base for FDIC insurance assessments, which will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for insured institutions to $250,000 per depositor.
Many of these provisions are subject to rule-making procedures and studies that will be conducted in the future, and the full effects of the Dodd-Frank Act on the Company and/or the Bank cannot yet be determined. However, these provisions, or any other aspects of currently-proposed or future regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of the Company’s or the Bank’s business activities or change certain of their business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially affect the Company’s and the Bank’s business, financial condition, and results of operations.
Troubled Assets Relief Program In 2008 Congress established the Troubled Assets Relief Program (“TARP”) in an effort to restore confidence in the nation’s financial markets. As part of TARP, the Department of the Treasury created a voluntary Capital Purchase Program (“CPP”), under which it would purchase senior preferred equity shares of certain qualified financial institutions. It also created a financial stability plan that, among other things, established a Capital Assistance Program (“CAP”) under which financial institutions could undergo comprehensive “stress tests” to evaluate their capital needs and their ability to absorb losses and continue lending. Due to the Company’s level of capitalization and overall financial and operating condition, the Company did not participate in the CPP or the CAP.

Regulation and Supervision of the Bank
General As a federally-chartered, FDIC-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. As a result of the Dodd-Frank Act, the powers and duties of the OTS (including those described below) with respect to the Bank will be transferred to the OCC on July 21, 2011, unless deferred by the Secretary of the Treasury. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the FDIC and depositors rather than the shareholders of the Company. This regulatory structure gives authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.
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
Regulatory Capital Requirements Although the Company itself is not currently required to maintain minimum capital at the consolidated level, OTS regulations require savings associations such as the Bank to meet three capital standards. In addition, after the Dodd-Frank Act becomes fully effective, the Company will be required to meet substantially the same consolidated capital standards as the Bank. The minimum standards are tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3% of adjusted total assets, and risk-based capital equal to at least 8% of total risk-weighted assets. These capital standards are in addition to the capital standards promulgated by the OTS under its prompt corrective action regulations and standards required by the FDIC.
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
The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2010, the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. Management also believes the Company would have exceeded all regulatory minimum requirements at December 31, 2010, had it been subject to consolidated capital requirements as of that date. For additional information related to the Company’s equity and the Bank’s regulatory capital for the periods covered by this report, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

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

	Total Capital to Risk	Tier 1 Capital to Risk	Tier 1 Capital to
Category:	Weighted Assets	Weighted Assets	Total Assets
Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4	%(1)
Under capitalized	< 8%	< 4%	< 4	%(2)
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized (3)

(1)	≥ 3% if the bank receives the highest rating under the uniform system.

(2)	< 3% if the bank receives the highest rating under the uniform system.

(3)	Tangible assets to capital of equal to or less than 2%.
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
Qualified Thrift Lender Test Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2010, and anticipates that it will maintain an appropriate level of mortgage-related investments (which must be at least 65% of portfolio assets)

and will otherwise continue to meet the QTL test requirements. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business, and liquid assets not exceeding 20% of total assets. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.
Liquidity Standards Each federal savings association must maintain sufficient liquidity to ensure its safe and sound operations. Management of the Bank believes it has established policies, procedures, and practices to maintain sufficient liquidity to meet the Bank’s obligations and otherwise ensure its safe and sound operation.
Federal Home Loan Bank System The Bank is a member of the FHLB of Chicago, one of twelve regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its region. It is funded primarily from funds deposited by member financial institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB of Chicago. The Bank prepaid a significant portion of its outstanding advances from the FHLB of Chicago in December 2010 and incurred a substantial penalty as a result of the prepayment (refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion)
As a member, the Bank must meet certain eligibility requirements and must purchase and maintain stock in the FHLB of Chicago in an amount equal to the greater of (i) 1% of its mortgage-related assets at the most recent calendar year end, (ii) 5% of its outstanding advances from the FHLB of Chicago, or (iii) $500. At December 31, 2010, the Bank was in compliance with this requirement. The FHLB of Chicago also imposes limits on advances made to member banks, including limitations relating to the amount and type of collateral and the amount of advances.
The Bank is a voluntary member of the FHLB of Chicago; however, withdrawal of membership is subject to approval under a consent order entered into by the FHLB of Chicago with its primary regulator. The FHLB of Chicago’s agreement with its primary regulator requires the FHLB of Chicago to, among other things, not pay dividends unless it meets certain capital requirements and receives prior permission from its regulator. The FHLB of Chicago has not paid dividends from 2007 through 2010; it resumed payment of cash dividends at a relatively modest level in the first quarter of 2011. However, management is unable to determine whether the FHLB of Chicago will continue to pay dividends on its common stock or the amount of future dividends, if any. For additional discussion related to the Company’s investment in the common stock of the FHLB of Chicago, refer to “Financial Condition—Other Assets” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
An institution’s assessment rate depends on the capital categorizations and supervisory sub-categorizations to which it is assigned. Under the risk-based assessment system, there are then four assessment risk categories to which different assessment rates are applied. Assessment rates for deposit insurance were increased in 2009 and range from seven basis points to 77.5 basis points, depending on the institution’s categories and type of deposits. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.
In February 2011 the FDIC adopted a final rule as required by the Dodd-Frank Act that changes the definition of a financial institution’s deposit insurance assessment base and revises the deposit insurance risk-based assessment rate schedule, among other things. Under the new rule the assessment base will change from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated total assets minus average tangible equity and certain other adjustments. In addition, the assessment rates will change from the range noted in the previous paragraph to a range of 2.5 to 45 basis points, depending on the institution’s capital category and supervisor sub-category, as previously described. The new rule will take effect in the quarter beginning April 1, 2011. For additional discussion regarding the potential financial statement impact of this new rule, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Under the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), insured depository institutions were granted certain assessment credits that could be used to offset certain insurance assessments. Through the first quarter of 2009, the Bank was able to offset a substantial portion of its assessment as a result of these credits. The Bank’s credits then expired, which resulted in higher costs related to deposit insurance assessments in periods after the first quarter of 2009.
In addition to the increase in the risk-based assessment rates in 2009 as noted in a previous paragraph, the FDIC also imposed a one-time special assessment against insured financial institutions in that year in order to bolster its insurance reserves. As a result of these developments, as well as the expiration of the Bank’s premium credits described above, the Bank’s deposit insurance premiums increased significantly in 2009 and 2010 compared to prior years. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Also, during the fourth quarter of 2009 the FDIC required insured institutions to prepay their estimated quarterly deposit insurance assessments for all of 2010, 2011 and 2012. Accordingly, in December 2009 the Company prepaid $12.5 million in deposit insurance premiums related to these periods. This prepaid amount was $8.7 million as of December 31, 2010, and was recorded as a component of other assets in the Company’s Consolidated Statements of Financial Condition. This amount will be continue to be charged to expense in future periods as the Company receives quarterly statements for FDIC deposit insurance assessments.
In 2008 the FDIC created the Transaction Account Guarantee Program (“TAGP”), which provided participating banks with full deposit insurance coverage for non-interest-bearing transaction deposit accounts, regardless of dollar amount through June 30, 2010, and later extended by the FDIC through December 31, 2010. The Dodd-Frank Act subsequently extended this insurance coverage on a broader basis for an additional two years through December 31, 2012. As such, the Bank’s non-interest-bearing transaction deposit accounts are fully-insured under this program, which has not had and is not expected to have a material impact on the deposit insurance premiums paid by the Bank.
Transactions With Affiliates Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. Federal Reserve Board Regulation W comprehensively implements and interprets Sections 23A and 23B.
An affiliate is any company or entity that controls, is controlled by or is under common control with it. A subsidiary of a savings association that is not also a depository institution or a “financial subsidiary” under the GLB Act is not treated as an affiliate; however, the OTS may treat subsidiaries as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which an institution or a subsidiary may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings association’s capital stock and surplus, and limit all such transactions with all affiliates to 20% of such stock and surplus. All such transactions must be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. In addition, the Dodd-Frank Act expanded covered transactions to include derivatives transactions and securities borrowing and lending transactions to the extent that they result in credit exposure to an affiliate. Further, most loans by a savings association to any of its affiliates must be secured by specified collateral amounts. In addition, any covered transaction by a savings association with an affiliate and any purchase of assets or services by an savings association from an affiliate must be on terms that are at least as favorable to the savings association as those that would be provided to a non-affiliate.
At December 31, 2010, the Company and Bank did not have any covered transactions.
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
Although there is no supervisory loan-to-value limit for owner-occupied one- to four-family and home equity loans, the Interagency Guidelines provide that an institution should require credit enhancement in the form of mortgage insurance or readily marketable collateral for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination. In December 2010, the federal government issued an update to the Interagency Guidelines that provided additional clarification as to expectations for prudent appraisal and evaluation policies, procedures, and practices in light of the Dodd-Frank Act and other federal statutory changes affecting appraisals.
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
Loans to Insiders A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks (comparable to the limit applicable to the Bank’s loans). All loans by a savings association to all insiders and related interests in the aggregate may not exceed the savings association’s unimpaired capital and surplus. With certain exceptions, loans to an executive officer (other than loans for the education of the officer’s children and certain loans secured by the officer’s residence) may not exceed the greater of $25,000 or 2.5% of the savings association’s unimpaired capital and surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest be approved in advance by a majority of the board of directors of the savings association, without the vote of any interested director, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings association’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. There is an exception for extensions of credit pursuant to a benefit or compensation plan of a savings association that is widely available to employees that does not give preference to officers, directors, and other insiders. As of December 31, 2010, total loans to insiders were $595,000 (including $383,000 which relates to residential mortgages that have been sold in the secondary market).
The Patriot Act The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) gives the federal government powers to address terrorist threats through enhanced domestic security measures and surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the Patriot Act encourages information sharing among regulatory agencies and law enforcement bodies and imposes affirmative obligations on a range of financial institutions, including savings associations. Title III’s requirements on financial institutions include:
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
Regulation and Supervision of the Company
Holding Company Regulation The Company is registered with the OTS as a unitary savings and loan holding company and is subject to regulation and supervision by the OTS. The OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to the Bank and to monitor and regulate the Company’s capital and activities such as dividends and share repurchases that can affect capital. As a result of the Dodd-Frank Act, the powers and duties of the OTS relating to savings and loan holding companies, including rule-making and supervision authority, will be transferred to the Federal Reserve.
The Company is limited to activities permissible for financial holding companies, which are activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.
Federal law prohibits a savings and loan holding company from acquiring control of another savings institution or holding company without prior written regulatory approval. With some exceptions, it also prohibits the acquisition or retention of more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring an institution that is not federally-insured. In evaluating applications to acquire savings institutions, the regulator must consider the financial and managerial resources, future prospects of the institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.
Federal Securities Laws The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act. As a publicly-traded company, the Company is also subject to legislation intended to strengthen the securities markets and public confidence in them; for example, the Dodd-Frank Act includes requirements for enhanced disclosure and governance requirements for all public companies. Because some OTS accounting and governance regulations also refer to the SEC’s regulations, the SEC rules may also affect the Bank.
Acquisition of Bank Mutual Corporation No person may acquire control of the Company (or the Bank) without first obtaining the approval of such acquisition by the appropriate federal regulator. Currently, under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company must file a notice with the OTS. In addition, any person or group acting in concert seeking to acquire more than 25% of the Company’s common stock must obtain the prior approval of the OTS. The OTS generally has 60 days in which to act on such applications.
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
State Taxation Prior to 2009, the state of Wisconsin imposed a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding its Nevada subsidiaries. Under that law, the income of the Nevada subsidiaries was only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, beginning in 2009, Wisconsin law was amended to significantly restrict the tax benefits of out-of-state investment subsidiaries through the enactment of combined reporting legislation. As a result, the Company’s consolidated income tax group is subject to combined reporting, which will result in Wisconsin income taxes being imposed on the earnings of the Bank’s out-of-state investment subsidiaries beginning in 2009. For additional discussion regarding the impact of this change, refer to “Results of Operations—Income Tax Expense (Benefit)” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also, refer to “Item 1A. Risk Factors,” for additional discussion.

Item 1A. Risk Factors
In addition to the discussion and analysis set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the cautionary statements set forth in “Item 1. Business,” the following risk factors should be considered when evaluating the Company’s results of operations, financial condition, and outlook.
The Global Credit Market Instability and Weak Economic Conditions May Significantly Affect the Company’s Liquidity, Financial Condition, and Earnings
Global financial markets recently have been, and continue to be, unstable and unpredictable, and economic conditions have been weak. Developments relating to the federal budget and federal borrowing authority could also negatively impact these markets. Continued, and potentially increased, volatility, instability and weakness could affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. This instability also could affect the prices at which the Company could make any such sales, which could adversely affect its earnings and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause the Company to use deposits or other funding sources for such projects.
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
The Company’s Actual Loan Losses May Exceed its Allowance for Loan Losses, Which Could Have a Material Adverse Affect on the Company’s Earnings
The Company has policies and procedures in place to manage its exposure to risk related to its lending operations. These practices include, among other things, geographic limits; restrictions on lending in certain situations; underwriting practices; regularly monitoring loan payment status; and/or corresponding regularly with and obtaining regular financial updates from large borrowers and/or guarantors. However, despite these practices, the Company’s loan customers may not repay their loans according to the terms of the loans and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. Continued economic weakness, including high unemployment rates and declining values of the collateral underlying loans, may affect borrowers’ ability to repay their loan obligations that could lead to increased loan losses or provisions. As a result, the Company may experience significant loan losses, including losses that may exceed the amounts established in the allowance for loan losses, which could have a material adverse effect on its operating results.
Further Declines in the Real Estate Values May Continue to Adversely Affect Collateral Values and the Company’s Profits
The Company’s market areas have generally experienced a decline in real estate values, an increase in residential and non-residential tenant vacancies, and weakness in the market for sale of new properties. These developments could negatively affect the value of the collateral securing the Company’s mortgage and related loans. That decrease in value could in turn lead to increased losses on loans in the event of foreclosures. Increased losses would affect the Company’s loan loss allowance and may cause it to increase its provision for loan losses resulting in a charge to earnings.
Some of the Company’s Lending Activities Are Riskier than One- to Four-Family Real Estate Loans
The Company has identified commercial real estate, commercial business, construction, and consumer loans as areas for lending emphasis and has recently augmented its personnel to increase its penetration in the commercial lending market. While lending diversification is being pursued for the purpose of increasing net interest income, these types of loans historically have carried greater risk of payment default than residential real estate loans. As the volume of these loans increases, credit risk increases. In the event of continued substantial borrower defaults and/or increased defaults resulting from these diverse types of lending, the Company’s provision for loan losses would further increase and loans may be written off, and therefore, earnings would be reduced.

The Bank’s Ability to Pay Dividends to the Company Is Subject to Current and Potential Future Limitations That May Affect the Company’s Ability to Pay Dividends to Its Shareholders and Repurchase Its Stock
The Company is a separate legal entity from the Bank and engages in no substantial activities other than its ownership of the common stock of the Bank. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The availability of dividends from the Bank to the Company is limited by various statutes and regulations, including those of the OTS; as a result, it is possible, depending on the results of operations and the financial condition of the Bank and other factors, that the OTS could restrict the payment by the Bank of dividends or other capital distributions or take other actions which could negatively affect the Bank’s results and dividend capacity. The federal regulators have become increasingly stringent in their interpretation, application and enforcement of banks’ capital requirements, which also could affect the OTS’s willingness to approve Bank dividends to the Company. If the Bank is required to further reduce its dividends to the Company, or is unable to pay dividends at all, the Company may not be able to pay dividends to its shareholders at existing levels or at all and/or may not be able to repurchase its common stock.
The Company Has Significant Goodwill That It May Need to Write Off (Expense) in the Future
The Company has $52.6 million in goodwill as of December 31, 2010. The Company analyzes goodwill for impairment on an annual basis or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. At some point in the future, particularly in the event of deterioration in the Company’s financial condition or operating results, further weakness in the financial institutions industry, and/or continued economic weakness, the Company’s goodwill could become impaired and it would need to write all or a portion of it off as a reduction to earnings in the period in which it becomes impaired.
Recent and Future Legislation and Rulemaking in Response to Market and Economic Conditions May Significantly Affect the Company’s Results of Operations and Financial Condition
Instability. volatility, and failures in the credit and financial institutions markets have led regulators and legislators to consider and/or adopt proposals that will significantly affect financial institutions and holding companies, including the Company. Legislation such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as programs such as the Troubled Assets Relief Program, were adopted. Although designed to address capital and liquidity issues in the banking system, there can be no assurance as to the ultimate impact of these actions on financial markets. The failure of these actions could have a material, adverse effect on the Company’s business, financial condition, results of operations, access to credit or the value of the Company’s securities.
Recent legislation, and further legislative and regulatory proposals to reform the U.S. financial system will affect the Company and the Bank. These acts and regulatory actions, as well as future legislative and regulatory proposals, will, among other things, replace the OTS as the Bank’s and the Company’s primary regulator (likely in 2011), create a Consumer Financial Protection Agency, impose capital requirements upon the Company, and subject financial institutions to significant further regulation in many aspects of their business. Under pending proposals, the roles of Fannie Mae and/or Freddie Mac could be substantially altered or eliminated, which could have a significant effect on the housing market in the United States and our lending for real estate mortgages. Additionally, the FDIC has changed the basis for its assessment of deposit insurance fees, and higher taxes and/or special fees or assessments have been proposed to apply to some or all businesses in general, or financial institutions specifically, which could create direct additional costs for the Company.
Also, the economic conditions have resulted in periodic attempts by federal, state, and/or local governments to legislate foreclosure forbearance, forced loan modifications, “cram downs” of losses to lenders in bankruptcy proceedings, or “upkeep laws” for foreclosed properties. Such efforts, if successful, could lead to increased loan charge-offs or loan loss provisions and/or reduced income. These efforts could also adversely affect the value of certain mortgage-related securities not guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae, such as private-label CMOs.
The recently-enacted laws, proposed acts, taxes and fees, or any other legislation or regulations ultimately enacted, could materially affect the Company, the Bank and their operations and profitability by imposing additional regulatory burdens and costs, imposing limits on fees and other sources of income, and otherwise more generally affecting the conduct of their business.

Changes in the Financial Condition or Future Prospects of the FHLB of Chicago May Have an Adverse Impact on the Company’s Investment in FHLB Common Stock
The Company is a voluntary member of the FHLB of Chicago, and holds shares in the FHLB of Chicago as a condition of borrowing money from it. From 2007 through 2010, the FHLB of Chicago was required to suspend payment of dividends on its stock, although it recently resumed payment of a modest cash dividend in the first quarter of 2011. However, if there are any developments in the future that impair the value of the common stock of the FHLB of Chicago, the Company would be required to write down the value of the shares that it holds, which in turn could affect the Company’s net income and shareholders’ equity.
The Interest Rate Environment May Have an Adverse Impact on the Company’s Net Interest Income
Interest rates have been volatile in recent years, even though they were relatively stable in 2009 and 2010. A volatile interest rate environment makes it difficult for the Company to coordinate the timing and amount of changes in the rates of interest it pays on deposits and borrowings with the rates of interest it earns on loans and securities. In addition, volatile interest rate environments cause corresponding volatility in the demand by individuals and businesses for the loan and deposit products offered by the Company. This volatility has a direct impact on the Company’s net interest income, and consequently, its net income. Future interest rates could continue to be volatile and management is unable to predict the impact such volatility would have on the net interest income and profits of the Company.
Changes in Market Interest Rates or Other Conditions May Have an Adverse Impact on the Fair Value of the Company’s Available-for-Sale Securities, Shareholders’ Equity, and Profits
GAAP requires the Company to carry its securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. When market rates of interest increase, the fair value of the Company’s securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. However, due to significant disruptions in global financial markets during 2008, this usual relationship was disrupted. Despite a declining interest rate environment during that period, certain of the Company’s available-for-sale securities declined in value, its private-label CMOs in particular. Although the value of these securities recovered somewhat in 2009 and 2010, management expects continued volatility in the fair value of its private-label CMOs and is not able to predict when or if the fair value of such securities will fully recover.
Wisconsin Tax Developments Could Reduce the Company’s Net Income
Like many Wisconsin financial institutions, the Company has non-Wisconsin subsidiaries that hold and manage investment assets and loans, the income from which has not been subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin. In 2010 the Department’s auditor issued a Notice of Proposed Audit Report to the Bank which proposes to tax all of the income of the Bank’s out-of-state investment subsidiaries for all periods that are still open under the statute of limitations, which includes tax year back to 1997. This is merely a preliminary determination made by the auditor and does not represent a formal assessment. The Bank’s outside legal counsel has met with representatives of the Department to discuss, and object to, the auditor’s proposed adjustments. The Department has not yet responded to the Company’s objection.
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
FDIC Increases in Deposit Insurance Premiums Have Raised the Company’s Expenses
In 2009 the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance, imposed a special assessment, and required financial institutions to prepay assessments for all of 2010, 2011, and 2012. These measures were partly in response to the high level of recent bank failures that caused an increase in FDIC resolution costs and a reduction in the deposit insurance fund. Furthermore, in February 2011 the FDIC issued a new rule that changes the assessment base and risk-based assessment rates of all insured financial institutions beginning April 1, 2011. These changes may continue to adversely affect the earnings of the Company and/or the Bank.
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
The Company Depends on Certain Key Personnel and the Company’s Business Could Be Harmed by the Loss of Their Services
The Company’s success depends in large part on the continued service and availability of its management team, and on its ability to attract, retain and motivate qualified personnel. This team was recently augmented in order to attempt to increase the Company’s penetration into the commercial lending market. The competition for these individuals can be significant, and the loss of key personnel could harm the Company’s business. The Company cannot provide assurances that it will be able to retain existing key personnel or attract additional qualified personnel.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company and its subsidiaries conduct their business through an executive office and 79 banking offices, which had an aggregate net book value of $48.6 million as of December 31, 2010, excluding furniture, fixtures, and equipment. As of December 31, 2010, the Company owned the building and land for 69 of its property locations and leased the space for 11.
The Company also owns 15 acres of undeveloped land in a suburb of Milwaukee, Wisconsin, through its MC Development subsidiary, as well as approximately 300 acres of undeveloped land in another community located near Milwaukee through MC Development’s 50% ownership in Arrowood Development LLC. The net book value of these parcels of land was $5.6 million at December 31, 2010.
Item 3. Legal Proceedings
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that these routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition, results of operations, and cash flows. Refer also to “Item 1A. Risk Factors—Wisconsin Tax Developments Could Reduce the Company’s Net Income” regarding certain Wisconsin income tax developments.
Item 4. Reserved
This item is not used.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters’ and Issuer Purchase of Equity Securities
The common stock of the Company is traded on The NASDAQ Global Select Market under the symbol BKMU.
As of February 28, 2011, there were 45,779,443 shares of common stock outstanding and approximately 5,200 shareholders of record.
The Company paid a total cash dividend of $0.20 per share in 2010. A cash dividend of $0.03 per share was paid on March 1, 2011, to shareholders of record on February 18, 2011. For additional discussion relating to the Company’s dividends, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results and financial condition, regulatory limitations, tax considerations, and other factors. Interest on deposits will be paid prior to payment of dividends on the Company’s common stock. Refer also to “Item 1. Business—Regulation and Supervision” regarding regulatory limitations on the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company to its shareholders.
The high and low trading prices of the Company’s common stock from January 1, 2009, through December 31, 2010, by quarter, and the dividends paid in each quarter, were as follows:

	2010 Stock Prices		2009 Stock Prices		Cash Dividends Paid
	High	Low	High	Low	2010	2009

1st Quarter	$7.21	$5.98	$11.56	$7.06	$0.07	$0.09
2nd Quarter	7.40	5.68	10.81	8.60	0.07	0.09
3rd Quarter	6.20	5.05	10.07	8.32	0.03	0.09
4th Quarter	5.42	4.51	8.84	6.88	0.03	0.07

				Total	$0.20	$0.34

During the first two months of 2011, the trading price of the Company’s common stock ranged between $4.38 to $5.08 per share, and closed on February 28, 2011, at $4.62 per share.
During 2010, the Company repurchased 1.0 million shares of its common stock at an average price of $6.52 per share, including 309,000 shares that were not purchased as part of a publicly announced repurchase program. These later shares were existing owned shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with the exercise of stock options under the Company’s 2001 Stock Incentive Plan. The Company did not repurchase any of its common stock during the fourth quarter of 2010 and the Company’s board of directors has not authorized a new stock repurchase program. For additional discussion relating to the Company’s repurchase of its common stock, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index (“NASDAQ Composite Index”) and the NASDAQ Stock Market Bank Index. The graph assumes that $100 was invested on December 31, 2005, in Company common stock and each of those indices.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Bank Mutual Corporation	100.00	117.03	105.18	118.80	74.29	52.98
NASDAQ Composite Index	100.00	109.84	119.14	57.41	82.53	97.95
NASDAQ Bank Index	100.00	112.23	88.95	64.59	54.35	64.29

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

	At December 31
	2010	2009	2008	2007	2006
	(Dollars in thousands, except number of shares and per share amounts)
Selected financial condition data:
Total assets	$2,591,818	$3,512,064	$3,489,689	$3,488,046	$3,451,385
Loans receivable, net	1,323,569	1,506,056	1,829,053	1,994,556	2,024,325
Loans held-for-sale, net	37,819	13,534	19,030	7,952	3,787
Securities available-for-sale:
Investment securities	228,023	614,104	419,138	99,450	48,290
Mortgage-related securities	435,234	866,848	850,867	1,099,922	1,064,851
Foreclosed and repossessed assets	19,293	17,689	4,768	3,687	1,231
Goodwill	52,570	52,570	52,570	52,570	52,570
Mortgage servicing rights	7,769	6,899	3,703	4,708	4,653
Deposit liabilities	2,078,310	2,137,508	2,128,277	2,093,453	2,149,523
Borrowings	149,934	906,979	907,971	912,459	705,025
Shareholders’ equity	312,953	402,477	399,611	430,035	533,779
Tangible shareholders’ equity (1)	260,383	349,907	347,041	377,465	481,209
Number of shares outstanding, net of treasury stock	45,769,443	46,165,635	47,686,759	49,834,756	60,277,087
Book value per share	$6.84	$8.72	$8.38	$8.63	$8.86
Tangible shareholders’ equity per share (1)	$5.69	$7.58	$7.28	$7.57	$7.98

	For the Year Ended December 31
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Selected operating data:
Total interest income	$112,569	$151,814	$177,556	$183,001	$174,404
Total interest expense	66,276	83,784	104,191	113,771	99,091

Net interest income	46,293	68,030	73,365	69,230	75,313
Provision for (recovery of) loan losses	49,619	12,413	1,447	(272)	632

Net interest income (loss) after provision for loan losses	(3,326)	55,617	71,918	69,502	74,681
Total non-interest income	40,603	31,681	17,881	20,434	17,019
Total non-interest expense (2)	159,825	68,155	63,550	63,549	61,295

Income (loss) before income taxes	(122,548)	19,143	26,250	25,995	30,405
Income tax expense (benefit)	(49,909)	5,418	9,094	8,892	9,808

Net income (loss) before non-controlling interest	(72,639)	13,725	17,155	17,495	20,597
Net loss (income) attributable to non- controlling interest	(1)	—	1	(392)	—

Net income (loss)	$(72,640)	$13,725	$17,156	$17,103	$20,597

Earnings (loss) per share-basic	$(1.59)	$0.29	$0.36	$0.32	$0.35
Earnings (loss) per share-diluted	$(1.59)	$0.29	$0.35	$0.31	$0.34
Cash dividends paid per share	$0.20	$0.34	$0.36	$0.33	$0.29

(1)	This is a non-GAAP measure. Tangible shareholders’ equity is total shareholders’ equity minus goodwill.

(2)	Total non-interest expense in 2010 includes $89.3 million in loss on early repayment of FHLB borrowings.

	At or For the Year Ended December 31
	2010	2009	2008	2007	2006

Selected financial ratios:
Net interest margin (3)	1.47%	2.09%	2.21%	2.09%	2.27%
Net interest rate spread	1.26	1.82	1.85	1.59	1.74
Return on average assets	(2.12)	0.39	0.48	0.49	0.59
Return on average shareholders’ equity	(18.47)	3.40	4.15	3.57	3.89
Efficiency ratio (4)	99.36	73.32	68.77	69.92	67.28
Non-interest expense as a percent of adjusted average assets (5)	2.06	1.95	1.80	1.81	1.77
Shareholders’ equity to total assets	12.07	11.39	11.45	12.33	15.47
Tangible shareholders’ equity to adjusted total assets (6)	10.25	10.09	10.07	10.95	14.11

Selected asset quality ratios:
Non-performing loans to loans receivable, net (7)	9.29%	2.83%	1.81%	0.65%	0.72%
Non-performing assets to total assets (7)	5.49	1.72	1.08	0.48	0.46
Allowance for loan losses to non-performing loans	39.03	39.99	36.89	90.98	86.74
Allowance for loan losses to total loans receivable, net	3.63	1.13	0.67	0.59	0.62
Charge-offs to average loans	1.26	0.45	0.05	0.03	0.01

(3)	Net interest margin is calculated by dividing net interest income by average earnings assets.

(4)	Efficiency ratio is calculated by dividing non-interest expense (excluding loss on early repayment of FHLB borrowings) by the sum of net interest income and non-interest income (excluding gains and losses on investments).

(5)	Ratio in 2010 excludes the impact of $89.3 million loss on early repayment of FHLB borrowings.

(6)	This is a non-GAAP measure. The ratio is calculated by dividing total shareholders’ equity less intangible assets (net of deferred taxes) divided by total assets less intangible assets (net). Intangible assets consist of goodwill and other intangible assets. Deferred taxes have been established only on other intangible assets and are immaterial in amount.

(7)	Non-performing loans and assets in 2010 included $38.1 million in loans (2.88% of loans receivable and 1.47% of total assets) that are current with respect to contractual principal and interest payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” as well as “Item 1. Business” and “Item 1A. Risk Factors.”
Results of Operations
Overview The Company’s net income (loss) for the years ended December 31, 2010, 2009, and 2008, was $(72.6) million, $13.7 million, and $17.2 million, respectively. These amounts represented returns on average assets of (2.12)%, 0.39%, and 0.48%, respectively, and returns on average equity of (18.47)%, 3.40%, and 4.15%, respectively. Diluted earnings (loss) per share during these periods were $(1.59), $0.29, and $0.35, respectively.
The Company’s net loss in 2010 was impacted by the following unfavorable developments compared to 2009:
•	a one-time $89.3 million loss on early repayment of FHLB borrowings in 2010;

•	a $37.2 million or 300% increase in provision for loan losses;

•	a $21.7 million or 32.0% decrease in net interest income; and

•	a $5.7 million or 882% increase in net loss on foreclosed real estate.
These unfavorable developments were partially offset by the following favorable developments in 2010 compared to 2009:
•	a $55.3 million change in income taxes from an expense of $5.4 million in 2009 to a benefit of $49.9 million in 2010;

•	a $9.2 million or 136% increase in gain on investment activities; and

•	a $3.0 million or 7.7% decrease in compensation-related expenses.
The Company’s earnings performance in 2009 was impacted by the following unfavorable developments compared to 2008:
•	an $11.0 million or 758% increase in provision for loan losses;

•	a $5.3 million or 7.3% decrease in net interest income;

•	a $2.7 million or 817% increase in regular FDIC insurance premiums;

•	a $1.6 million non-recurring special assessment from the FDIC; and

•	a $1.2 million or 15.4% decrease in other non-interest income.
These unfavorable developments were partially offset by the following favorable developments in 2009 compared to 2008:
•	a $7.9 million increase in gain on investments compared to a loss in 2008;

•	a $7.0 million or 332% increase in gain on loan sales activities;

•	a $1.9 million decrease in income tax expense (excluding consideration of the tax benefit, below) due to lower pre-tax income; and

•	a $1.8 million one-time tax benefit recorded against income tax expense as a result of a change in Wisconsin tax law.

The following paragraphs discuss these developments in greater detail, as well as other changes in the components of net income (loss) during the years ended December 31, 2010, 2009, and 2008.
Net Interest Income Net interest income declined by $21.7 million or 32.0% during the twelve months ended December 31, 2010, compared to the previous year. This decline was primarily attributable to a decrease in the Company’s interest rate spread between the periods and, to a lesser extent, a decrease in its average earning assets. The Company’s interest rate spread decreased by 56 basis points, from 1.82% in 2009 to 1.26% in 2010, and its average earning assets decreased by $97.4 million or 3.0% in 2010 compared to the previous year. During 2010 the Company experienced increased levels of liquidity due to reduced portfolio loan demand and increased repayment activity in its loan and securities portfolios. These developments were caused by persistent weakness in economic conditions, as well as a record low interest rate environment during the latter half of 2010, that encouraged many home owners to refinance adjustable rate mortgages and home equity loans and lines of credit, which the Company typically retains in its loan portfolio, into fixed rate mortgage loans, which the Company typically sells in the secondary market. In addition, during 2010 the Company sold significant amounts of longer-term, fixed-rate mortgage-related securities, as well as certain adjustable-rate mortgage-related securities, at gains in an effort to reduce its exposure to interest rate risk and/or to improve the overall liquidity position on its balance sheet. In general, the Company reinvested the cash proceeds from these sources in short-term securities and overnight investments or used them to repay FHLB borrowings, as discussed below. Short-term and overnight investments typically have significantly lower yields than loans and other longer-term securities, which contributed to the decline in the Company’s interest rate spread in 2010. The Company also managed its liquidity position in 2010 by reducing the rates it offered on its certificates of deposits and certain other deposit accounts. This resulted in a $59.2 million or 2.8% decrease in deposit liabilities during the twelve months ended December 31, 2010. It also contributed to a 53 basis point decline in the Company’s weighted-average cost of interest-bearing deposit liabilities, which declined from 2.21% in 2009 to 1.44% in 2010.
Contributing to the decline in average earning assets in 2010 was the early repayment of $756.0 million in borrowings from the FHLB of Chicago in December. The Company recognized a one-time charge of $89.3 million on the early repayment of these borrowings, which had an average remaining maturity of six years and a weighted-average cost of 4.17% or $31.5 million per year. Management expects that the repayment of these borrowings will have a favorable impact on the Company’s net interest income in future periods, although this improvement could be offset by an increase in interest expense from additional borrowings, if any, from the FHLB in future periods.
Net interest income decreased by $5.3 million or 7.3% during the twelve months ended December 31, 2009, compared to 2008. This decrease was due to a $66.9 million or 2.0% decline in average interest-earning assets, as well as a three basis point decline in net interest rate spread. The decline in average interest-earning assets in 2009 was due to the combined effects of a low interest rate environment and the economic recession. As was the case in 2010, lower interest rates in 2009, particularly in the first half of the year, encouraged home owners to refinance adjustable rate mortgages and home equity loans and lines of credit into fixed rate mortgage loans, which the Company generally sold in the secondary market. In addition, due to the economic recession, the Company experienced a decline in demand for multi-family, commercial real estate, commercial business, and other consumer loans that was only partially offset by an increase in available-for-sale securities and overnight investments. As was the case in 2010, the Company reduced the rates it offers on certificates of deposits and certain other deposit accounts in 2009 in order to manage the liquidity generated from the decline in its loan portfolio. As a result of these efforts, the average cost of the Company’s interest-bearing deposit liabilities declined from 3.15% in 2008 to 2.21% in 2009. However, this improvement was offset by a lower average yield on the Company’s interest-earning assets in 2009 compared to 2008. This development was caused by a generally lower interest rate environment in 2009 compared to 2008, as well as an increase in available-for-sale-securities and overnight investments, as previously described, which typically carry lower yields than the Company’s loan portfolio. As a result of these developments, the Company’s net interest rate spread declined by three basis points, from 1.85% in 2008 to 1.82% in 2009.

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

	Years ended December 31
	2010				2009				2008
			Interest	Avg.			Interest	Avg.			Interest	Avg.
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
					(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable, net (1)	$1,478,433		$79,266	5.36%	$1,688,906		$95,802	5.67%	$1,892,397		$113,635	6.00%
Mortgage-related securities	589,070		17,445	2.96	946,142		37,734	3.99	959,574		45,535	4.75
Investment securities (2)	840,424		15,428	1.84	458,311		18,199	3.97	344,533		16,041	4.66
Interest-earning deposits	250,909		430	0.17	162,864		79	0.05	54,666		764	1.40
Federal funds sold	—		—	0.00	—		—	0.00	71,934		1,581	2.20

Total interest-earning assets	3,158,836		112,569	3.56	3,256,223		151,814	4.66	3,323,104		177,556	5.34

Non-interest-earning assets	266,270				236,158				214,682

Total average assets	$3,425,106				$3,492,381				$3,537,786

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$208,544		104	0.05	$199,012		181	0.09	$190,271		609	0.32
Money market accounts	347,906		2,075	0.60	330,506		2,795	0.85	336,208		8,245	2.45
Interest-bearing demand accounts	200,292		107	0.05	184,077		121	0.07	170,700		376	0.22
Certificates of deposit	1,234,411		26,320	2.13	1,304,814		41,471	3.18	1,358,021		55,459	4.08

Total deposit liabilities	1,991,153		28,606	1.44	2,018,409		44,568	2.21	2,055,200		64,689	3.15
Advance payment by borrowers for taxes and insurance	19,606		6	0.03	19,172		11	0.06	18,549		18	0.10
Borrowings	871,212		37,664	4.32	907,443		39,205	4.32	910,542		39,484	4.34

Total interest-bearing liabilities	2,881,971		66,276	2.30	2,945,024		83,784	2.84	2,984,291		104,191	3.49

Non-interest-bearing liabilities:
Non-interest-bearing deposits	96,370				91,147				89,590
Other non-interest-bearing liabilities	53,506				52,412				50,268

Total non-interest-bearing liabilities	149,876				143,559				139,858

Total liabilities	3,031,847				3,008,583				3,124,149
Total equity	393,259				403,798				413,637

Total average liabilities and equity	$3,425,106				$3,492,381				$3,537,786

Net interest income and net interest rate spread			$46,293	1.26%			$68,030	1.82%			$73,365	1.85%

Net interest margin				1.47%				2.09%				2.21%

Average interest-earning assets to interest-bearing liabilities	1.10	x			1.11	x			1.11	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.

(2)	FHLB of Chicago stock is included in investment securities.

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

	Year Ended December 31, 2010,
	Compared to Year Ended December 31, 2009
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(11,499)	$(5,037)	$(16,536)
Mortgage-related securities	(12,038)	(8,251)	(20,289)
Investment securities	10,218	(12,989)	(2,771)
Interest-earning deposits	64	287	351

Total interest-earning assets	(13,255)	(25,990)	(39,245)

Interest-bearing liabilities:
Savings deposits	7	(84)	(77)
Money market deposits	141	(861)	(720)
Interest-bearing demand deposits	10	(24)	(14)
Certificates of deposit	(2,135)	(13,016)	(15,151)
Advance payment by borrowers for taxes and insurance	—	(5)	(5)
Borrowings	(1,565)	24	(1,541)

Total interest-bearing liabilities	(3,542)	(13,966)	(17,508)

Net change in net interest income	$(9,713)	$(12,024)	$(21,737)

	Year Ended December 31, 2009,
	Compared to Year Ended December 31, 2008
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(11,815)	$(6,018)	$(17,833)
Mortgage-related securities	(602)	(7,199)	(7,801)
Investment securities	4,760	(2,602)	2,158
Interest-earning deposits	533	(1,218)	(685)
Federal funds sold	(791)	(790)	(1,581)

Total interest-earning assets	(7,915)	(17,827)	(25,742)

Interest-bearing liabilities:
Savings deposits	29	(457)	(428)
Money market deposits	(138)	(5,312)	(5,450)
Interest-bearing demand deposits	27	(282)	(255)
Certificates of deposit	(2,099)	(11,889)	(13,988)
Advance payment by borrowers for taxes and insurance	1	(8)	(7)
Borrowings	(134)	(145)	(279)

Total interest-bearing liabilities	(2,314)	(18,093)	(20,407)

Net change in net interest income	$(5,601)	$266	$(5,335)

Provision for Loan Losses The Company’s provision for loan losses was $49.6 million, $12.4 million, and $1.4 million during the years ended December 31, 2010, 2009, and 2008, respectively. In recent years the Company’s provision for loan losses has been affected by persistent weakness in economic conditions, increased levels of unemployment, and decreases in real estate values. These conditions have been particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and undeveloped land. In recent months management has noted increased vacancy rates, declining rents, and/or delays in unit sales for many of the properties that secure Company’s loans. In many instances, management’s observations have included loans that borrowers and/or loan guarantors have managed to keep current despite underlying difficulties with the collateral properties. In view of these developments and their extended continuation, and an increasingly strict regulatory environment, management concluded during the fourth quarter of 2010 that the probability of a number of these loans being collateral dependent had increased, which resulted in a significant increase in provision for loan losses for the full year 2010.

In 2010 the Company recorded $31.0 million in loss provisions against 34 larger loan relationships aggregating $91.6 million. These loans were secured by commercial real estate, multi-family real estate, undeveloped land, and certain other non-real estate assets in the case a few commercial business loans. The collateral for three of these loans with an aggregate loan balance of $10.0 million was transferred to foreclosed properties and repossessed assets during the year, net of related loss allowances. During the year ended December 31, 2010, the Company also recorded $10.0 million in loss provisions on a large number of smaller commercial real estate, multi-family real estate, and commercial business loan relationships, as well as $1.3 million in loss provisions on one- to four-family loans and consumer loans. In general, these losses were based on updated independent appraisals that were received during 2010, but in some cases were based on management judgment. Finally, during 2010 the Company recorded $7.3 million in additional loss provisions that reflected management’s general concerns related to continued declines in commercial real estate values, as well as persistent weaknesses in economic conditions and high levels of unemployment.
During 2009 the Company recorded $9.5 million in loss provisions against 12 commercial real estate, multi-family real estate, and undeveloped land loan relationships aggregating $33.9 million (none of which are included in the loan group mentioned in the previous paragraph). The Company also recorded $1.6 million in loss provisions on a number of smaller loans during that period, consisting principally of commercial real estate and commercial business loans and, to a lesser extent, one- to four-family and consumer loans. In general, these losses were based on updated independent appraisals that were received during 2009, but in some instances were based on management judgment. Finally, during 2009 the Company also recorded $1.3 million in losses that reflected management’s general concerns relating to deterioration in economic conditions, increased unemployment rates, and declines in real estate values in that period.
The Company’s provision for loan losses in 2008 consisted primarily of a $1.3 million loss on a completed condominium development project that was transferred to foreclosed real estate in early 2009.
Refer to “Financial Condition—Asset Quality” and “Critical Accounting Policies,” below, as well as “Item 1. Business—Asset Quality,” above, for additional discussion related to the Company’s provision for loan losses, allowance for loan losses, asset quality, and related policies and procedures.
Non-Interest Income Total non-interest income for the years ended December 31, 2010, 2009, and 2008, was $40.6 million, $31.7 million, and $17.9 million, respectively. The following paragraphs discuss the principal components of non-interest income and primary reasons for their changes from 2009 to 2010, as well as 2008 to 2009.
Service charges on deposits were $6.1 million, $6.4 million, and $6.7 million in 2010, 2009, and 2008, respectively. These declines were principally due to a decrease in overdraft charges and ATM/debit card fees. Management attributes these declines to persistent weakness in economic conditions, which has resulted in reduced spending by consumers in general in recent years, including the Company’s deposit customers. In August 2010 the Company implemented procedures in response to new federal regulations that reduced the circumstances in which financial institutions may charge overdraft fees on customer debit card transactions. The Company took steps to reduce the impact the new regulations could have on fee revenue and, as a result, has not noted a significant decline in overdraft fee revenue since it implemented the new procedures.
Brokerage and insurance commissions were $3.1 million, $2.8 million, and $2.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Sales of tax-deferred annuity products increased in 2010 and 2009 due to a favorable interest rate environment for such investments. It is not unusual for sales of such products to increase during periods of lower interest rates, when the returns on annuities improve relative to other investment alternatives, such as certificates of deposit. Also contributing to the improvement brokerage and insurance commissions in 2010 were increased sales of mutual funds and other equity investments earlier in the year due to general improvement in the equity markets.

Net loan-related fees and servicing revenue was $103,000 in 2010 compared to $184,000 and $12,000 in 2009 and 2008, respectively. The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	For the Year Ended December 31
	2010	2009	2008
	(Dollars in thousands)
Gross servicing fees	$2,584	$2,193	$1,843
MSR amortization	(3,277)	(3,023)	(1,587)
MSR valuation (loss) recovery	281	535	(822)

Loan servicing revenue, net	(412)	(295)	(566)
Other loan fee income	515	479	578

Loan-related fees and servicing revenue, net	$103	$184	$12

Gross servicing fees increased in 2010 and 2009 due to an increase in the amount of loans the Company services for third-party investors. As of December 31, 2010, the Company serviced $1.1 billion in loans for third-party investors compared to $1.0 billion and $728.4 million at December 31, 2009 and 2008, respectively. Loans serviced for third-party investors has increased the past two years due to increased sales of loans in the secondary market, as described below. The Company typically retains the servicing on these loans. Amortization of MSRs generally increases in periods of lower interest rates due to increased loan refinance activity, such as that which was experienced during the latter half of 2010, as well as the first half of 2009. Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is recorded as a recovery or charge, as the case may be, in the period in which the change occurs.
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
Gains on loan sales activities were $8.6 million, $9.1 million, and $2.1 million during the years ended December 31, 2010, 2009, and 2008, respectively. The Company’s policy is to sell substantially all of its fixed rate, one- to four-family mortgage loan originations in the secondary market. During 2010 and 2009 sales of one- to four-family mortgage loans were $409.4 million and $584.0 million, respectively, compared to $128.8 million in 2008. Loan sales increased substantially in 2009 and remained elevated in 2010 as a result of low interest rate environments during the first half of 2009 and the latter half of 2010. Low interest rates encouraged many borrowers to refinance higher-rate loans into loans at lower rates during these periods. In addition, adjustable-rate borrowers were motivated to refinance their loans into fixed-rate loans. Although interest rates were lower during the latter half of 2010, they have increased in recent months and the pace of residential loan originations and sales has slowed. If this trend continues, management expect that Company’s gains on sales of loans will be substantially lower in 2011 compared to 2010.
Net gain (loss) on investments in 2010, 2009, and 2008 was $16.0 million, $6.8 million, and $(1.2) million, respectively. Results in 2009 and 2008 included $831,000 and $6.9 million, respectively, in other-than-temporary-impairment (“OTTI”) charges related a mutual fund investment. As a result of an increase in the fair value of this mutual fund in 2010, an additional impairment was not recorded in that year. Also included in net gain (loss) on investments in 2008 was a $1.4 million impairment loss associated with the Company’s investment in the common stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which was placed in conservatorship by the U.S. government in that year. Excluding the OTTI and Freddie Mac losses, gains on investments were $15.0 million, $7.6 million, and $7.2 million in 2010, 2009, and 2008, respectively. During these years the Company sold $885.0 million, $468.8 million, and $392.4 million, respectively, in longer-term, fixed-rate mortgage-related and certain other securities. In addition, during 2010 the Company sold $190.5 million in adjustable-rate government agency MBSs. In 2010, the proceeds from securities sales were reinvested primarily in short-term securities and overnight investments or were used to repay FHLB borrowings, as previously described. In 2009 and 2008, the proceeds from securities sales were reinvested primarily in medium-term government agency securities, short-term agency CMOS, and adjustable-rate government agency MBSs.

During 2010 the Company recorded a $700,000 loss on a $2.6 million net investment in approximately 300 acres of partially-developed land held for future development. In the judgment of management, continued declines in real estate values justified the recognition of the loss. There are currently no efforts underway to further develop or dispose of this property.
Other non-interest income was $7.5 million, $6.4 million, and $7.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in 2010 was due primarily to an increase in earnings from the Company’s investment in bank-owned life insurance (“BOLI”) and certain other employee benefit trusts, the latter having benefited from a lower interest rate environment in 2010. The decrease in 2009 was primarily attributable to a decrease in earnings from the Company’s BOLI, the yield on which was adversely impacted by declining interest rate environment in during the first half of 2009.
Non-Interest Expense Total non-interest expense for the years ended December 31, 2010, 2009, and 2008 was $159.8 million, $68.2 million, and $63.6 million, respectively. Results in 2010 include a one-time prepayment penalty of $89.3 million related to the Company’s repayment of $756.0 million in borrowings from the FHLB of Chicago prior to their scheduled maturities, as previously discussed. Excluding this penalty, total non-interest expense in 2010 was $70.5 million. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2009 to 2010, as well as 2008 to 2009.
Compensation and related expenses were $36.0 million, $39.1 million, and $38.5 million during the years ended December 31, 2010, 2009, and 2008, respectively. The decline in 2010 was primarily caused by lower levels of stock-based compensation. ESOP expense declined in 2010 because it was the last year of the Company’s commitment to the ESOP. Under the terms of the plan, the number of shares scheduled to be allocated to employees in the final year was substantially lower than it was in earlier years. The Company does not expect to continue ESOP contributions beyond its original commitment at this time. However, this decision is subject to review on a periodic basis and contributions may be reinstated in future periods. Also contributing to the decrease in stock-based compensation in 2010 relative to 2009 was a large grant of stock options and restricted stock that was made in 2004 and became fully vested in mid-2009. No amortization expense related to that grant was recorded beyond that point. Also contributing to the decrease in compensation expense in 2010 was a decrease in the number of personnel employed by the Company due to management actions to reduce the number of Company’s employees through attrition. These developments were only partially offset by the impact of annual merit increases for employees in 2010.
Management does not expect compensation and related expenses to continue to decline in 2011. Rather, management expects compensation and related expenses in 2011 could increase by up to 10% in 2011. This increase will be primarily the result of recent and planned employment of up to ten commercial banking professionals and related staff to facilitate the Company’s expansion into the mid-tier commercial banking market, defined by the Company as business entities with sales revenues of $10 to $100 million. The Company does not currently have significant share of this market.
The increase in compensation and related expenses in 2009 relative to 2008 was due primarily to annual merit increases in employee compensation, as well as an increase in the number of personnel employed by the Company, due to new branch office openings. Also contributing to the increase in compensation expense in 2009 were costs associated with increased residential loan production and related staffing due to increased originations and sales of residential mortgage loans, as previously described. These developments were partially offset by the aforementioned decline in amortization expense related to stock options and restricted stock, which were fully-vested in mid-2009. In addition, ESOP expense in 2009 was lower due to a decline in the Company’s stock price in that year, which lowered the Company’s ESOP expense relative to 2008.
As of December 31, 2010, the Company had 682 full-time associates and 82 part-time associates. This compared to 717 full-time and 98 part-time employees at December 31, 2009, and 677 full-time and 92 part-time associates at December 31, 2008.
Occupancy and equipment expense during the years ended December 31, 2010, 2009, and 2008 was $11.2 million, $11.8 million, and $11.6 million, respectively. The decrease in occupancy and equipment expense in 2010 was primarily caused by lower data processing costs, due to the negotiation of a new contract with the Company’s third-party data processor in late 2009, as well as lower levels of repair and maintenance expense and rent expense in 2010 relative to prior periods. The increase in occupancy and equipment expense in 2009 relative to 2008 was the result of the opening of a new office and the construction and relocation of a second office in 2008, the costs of which were fully-reflected in 2009.
Federal insurance premiums and special assessments were $4.1 million, $4.6 million, and $332,000 during 2010, 2009, and 2008, respectively. Results in 2009 included a $1.6 million non-recurring special assessment from the FDIC that was charged to all insured financial institutions (based total assets, less its Tier 1 capital) as of June 30, 2009. Excluding this special assessment, the Company’s deposit insurance premiums increased by $1.0 million or 33.5% in 2010 compared to 2009. In the second quarter of 2009 the FDIC raised its regular premium rates for all financial institutions. In addition, during the first quarter of 2009 the Company utilized the last of certain premium credits that had been available to offset deposit premium costs.
In February 2011 the FDIC issued a new rule as required by the Dodd-Frank Act which changes the definition of a financial institution’s deposit insurance assessment base and revises the deposit insurance risk-based assessment rate schedule, among other things. Under the new rule the assessment base changes from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated total assets minus average tangible equity and certain other adjustments. In addition, the assessment rate schedule changes as described in the section entitled “Regulation and Supervision of the Bank—Deposit Insurance” contained in Item 1, “Business—Regulation and Supervision.” The new rule takes effect in the quarter beginning April 1, 2011. Under the new rule, it is possible the Company’s FDIC insurance premiums could decline in 2011, due in part to the decline in the Company’s total assets in the fourth quarter of 2010. However, the Company is unable to provide an estimate of FDIC insurance premiums in 2011 and there cannot be any assurances that such premiums will actually decline in 2011.
Losses on foreclosed real estate were $6.3 million, $646,000, and $155,000 during the twelve months ended December 31, 2010, 2009, and 2008, respectively. In recent periods the Company has experienced an increase in losses on foreclosed real estate due to continued declines in real estate values and weak economic conditions. If these conditions persist, future losses on foreclosed real estate could remain elevated in the near term.
Other non-interest expense was $12.8 million, $12.1 million, and $12.9 million during the years ended December 31, 2010, 2009, and 2008, respectively. The increase in 2010 was primarily caused by an increase in costs to maintain and otherwise administer the Company’s foreclosed and repossessed properties. This increase was offset in part by lower expenses related to marketing and advertising in the 2010 relative 2009. The decrease in 2009 compared to 2008 was caused by lower expenditures related to debit card activity and lower deposit account losses, as well as lower levels of expenditures for communications and legal, consulting, and professional fees. These developments were partially offset by increased costs related to foreclosed real estate.
Income Tax Expense (Benefit) Income tax benefit was $49.9 million in 2010 compared to income tax expense of $5.4 million and $9.1 million in 2009 and 2008, respectively. The large income tax benefit in the 2010 was caused by the Company’s pre-tax loss, which was principally the result of the one-time prepayment penalty related to the early repayment of borrowings from the FHLB of Chicago, as well as a significant increase in provision for loan losses, as previously described. In 2009 the Company recorded a $1.8 million tax benefit related to the elimination of a valuation allowance it had established against a deferred tax asset in prior years. The deferred tax asset related to Wisconsin net operating loss carryovers for which management was previously unable to determine whether it was more likely than not that the tax benefits would be realized in future periods. Effective in 2009 Wisconsin law was amended from a system that taxed each affiliated entity separately to a form of combined reporting. As a result of this change, management determined that Company’s Wisconsin net operating losses that had not been recognized in prior periods would be realizable, which resulted in a one-time tax benefit of $1.8 million in 2009. Excluding the impact of this one-time tax benefit, the Company’s effective tax rate (“ETR”) in 2009 and 2008 was 37.7% and 34.6%, respectively. The increase in ETR in 2009 was caused by the amendment of Wisconsin law previously described. Prior to this amendment, the state of Wisconsin imposed a corporate franchise tax on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding the Company’s out-of-state investment subsidiaries. However, beginning in 2009, the Company’s consolidated income tax group is subject to combined reporting, which results in state income taxes being imposed on the earnings of the Company’s out-of-state investment subsidiaries. For additional information related to the Company’s income taxes, refer to “Item 1A. Risk Factors.”

Financial Condition
Overview The Company’s total assets decreased by $920.2 million or 26.2% during the twelve months ended December 31, 2010. Total assets at December 31, 2010, were $2.6 billion compared to $3.5 billion at the end of the previous year. Most of the decline in total assets in 2010 was caused by the Company’s early repayment of $756.0 million in FHLB borrowings in December 2010, as previously described. During the period the Company’s portfolio of securities available-for-sale decreased by $817.7 million or 55.2% in the aggregate and its loans receivable decreased by $182.5 million or 12.1%. Deposit liabilities decreased by $59.2 million or 2.8% during 2010 and total shareholders’ equity decreased by $89.5 million or 22.2%. The latter decrease was primarily the result of the Company’s operating loss in 2010, as previously described. Non-performing assets increased by $82.0 million or 136% to $142.2 million or 5.49% of total assets during the twelve months ended December 31, 2010. The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the twelve months ended December 31, 2010.
Securities Available-for-Sale The Company’s portfolio of securities available-for-sale decreased by $817.7 million or 55.2% during the year ended December 31, 2010. This decrease was primarily the result of the sale of $885.0 million in longer-term, fixed-rate mortgage-related securities and $190.5 million in adjustable-rate mortgage-related securities during the year. As previously noted, Bank Mutual sold significant amounts of securities in 2010 in an effort to reduce its exposure to interest rate risk and/or to improve the overall liquidity position on its balance sheet. These sales were offset in part by purchases of $323.1 million in medium-term, fixed-rate mortgage-related securities in December 2010.
The following table presents the fair value of the Company’s investment securities and mortgage-related securities portfolios at the dates indicated. For all securities and for all periods presented, the carrying value is equal to fair value. No individual security exceeded 10% of the Company’s capital as of the dates indicated.

	At December 31
	2010	2009	2008
	Carrying/	Carrying/	Carrying/
	Fair Value	Fair Value	Fair Value
	(Dollars in thousands)
Investment securities:
Mutual funds	$22,055	$22,312	$39,603
United States government and federal agency obligations.	205,968	591,792	379,535

Total investment securities available-for-sale	228,023	614,104	419,138

Mortgage-related securities:
Freddie Mac	314,067	295,188	282,237
Fannie Mae	30,810	224,758	413,364
Private-label CMOs	87,602	111,782	128,559
Ginnie Mae	2,755	235,120	26,707

Total mortgage-related securities	435,234	866,848	850,867

Total securities available-for-sale	$663,258	$1,480,952	$1,270,005

The following table presents the Company’s investment securities and mortgage-related securities activities for the periods indicated.

	For the Year Ended December 31
	2010	2009	2008
	(Dollars in thousands)
Investment securities available-for-sale:
Carrying value at beginning of period	$614,104	$419,138	$99,450

Purchases	3,118,204	689,075	351,202
Sales	(709)	(18,087)	(8,358)
Calls	(3,506,718)	(467,902)	(29,992)
Discount accretion (premium amortization), net	314	406	(34)
Increase (decrease) in net unrealized loss	2,828	(8,526)	6,870

Net increase in investment securities	(386,080)	194,966	319,688

Carrying value at end of period	$228,024	$614,104	$419,138

Mortgage-related securities available-for-sale:
Carrying value at beginning of period	$866,848	$850,867	$1,099,922

Purchases	819,675	779,170	345,842
Sales	(1,058,055)	(468,794)	(385,167)
Principal repayments	(187,664)	(318,225)	(195,479)
Discount accretion (premium amortization), net	(2,383)	(2,445)	1,516
Increase (decrease) in net unrealized loss	(3,187)	26,275	(15,767)

Net increase (decrease) in mortgage-related securities	(431,614)	15,981	(249,055)

Carrying value at end of period	$435,234	$866,848	$850,867

The table below presents information regarding the carrying values, weighted average yields and contractual maturities of the Company’s investment securities and mortgage-related securities at December 31, 2010. Mortgage-related securities are presented by issuer and by coupon type.

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Investment securities:
Mutual funds (1)	$22,054	3.05%	—	—	—	—	—	—	$22,054	3.05%
US government and agencies	—	—	—	—	$158,115	2.42%	$47,855	2.74%	205,970	2.49

Total investment securities	$22,054	3.05%	—	—	$158,115	2.42%	$47,855	2.74%	$228,024	2.55%

Mortgage-related securities by issuer:
Ginnie Mae pass-through certificates	—	—	—	—	—	—	$58	6.74%	$58	6.74%
Fannie Mae pass-through certificates	$5	5.83%	$3,214	6.92%	$384	6.48%	7	9.16	3,610	6.88
Freddie Mac pass-through certificates	7	5.59	23	6.01	17,603	2.61	—	—	17,633	2.61
Private-label CMOs	—	—	—	—	38,648	5.15	48,953	3.64	87,601	4.28
Freddie Mac, Fannie Mae, and Ginnie Mae REMICs	—	—	11,232	1.42	56,091	2.39	259,009	2.97	326,332	2.81

Total mortgage-related securities	$12	5.69%	$14,469	2.57%	$112,726	3.37%	$308,027	3.08	$435,234	3.13%

Mortgage-related securities by coupon:
Adjustable rate coupon	—	—	—	—	—	—	$40,680	3.25%	$40,680	3.25%
Fixed rate coupon	$12	5.69%	$14,469	2.57%	$112,726	3.37%	267,347	3.05	394,554	3.12

Total mortgage-related securities	$12	5.69%	$14,469	2.57%	$112,726	3.37%	$308,027	3.08%	$435,234	3.13%

Total investment and mortgage-related securities portfolio	$22,066	3.06%	$14,469	2.57%	$270,841	2.81%	$355,882	3.03%	$663,257	2.93%

(1)	The weighted average yield has not been adjusted for the impairments recorded in 2009, 2008, and 2007. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion.
The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. During the twelve months ended December 31, 2010, the fair value adjustment on the Company’s available-for-sale securities was a net unrealized loss of $2.3 million at December 31, 2010, compared to a net unrealized loss of $1.9 million at December 31, 2009. This change was primarily the result of the sale in 2010 of a significant portion of the Company’s available-for-sale securities portfolio at gains, as previously described. Offsetting the impact of this development was a decline in the net unrealized loss on the Company’s private-label CMOs during the year. The Company’s private-label CMOs were originally purchased from 2004 to early 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their original purchase. However, in 2008 and 2009, and to a lesser extent 2010, a number of the securities in the portfolio were downgraded. The following table presents the credit ratings, carrying values, and unrealized losses of the Company’s private-label CMO portfolio as of the dates indicated:

	December 31, 2010		December 31, 2009
		Net		Net
	Carrying	Unrealized	Carrying	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(Dollars in thousands)
Credit rating (1):
AAA/Aaa	$12,876	$322	$22,959	$(341)
AA/Aa	8,600	(84)	9,980	(483)
A	19,249	(1,155)	31,377	(3,260)
BBB/Baa	11,142	(242)	15,769	(2,151)
Less than investment grade (2)	35,735	(1,981)	31,697	(2,763)

Total private-label CMOs	$87,602	$(3,139)	$111,782	$(8,998)

(1)	In instances of split-ratings, each security has been classified according to its lowest rating.

(2)	Securities rated less than investment grade are adversely classified as substandard in accordance with federal guidelines (refer to “Item 1. Business—Asset Quality”).
Although the net unrealized loss on the Company’s private-label CMOs declined substantially during the twelve months ended December 31, 2010, the market for these securities has remained depressed in response to a general weakness in economic conditions and performance of the underlying loans, as well as stress in the markets for these types of securities. Although mindful of these developments, management has determined that it is probable the Company will collect all amounts due according to the contractual terms of these securities. Furthermore, the Company does not intend to sell these securities before it collects all the amounts due. Accordingly, management has determined that none of the Company’s private-label CMOs are other-than-temporarily impaired as of December 31, 2010. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion relating to the Company’s securities available-for-sale, refer to “Results of Operations—Non-Interest Income,” above, and “Critical Accounting Policies—Other-Than-Temporary Impairment,” below. In addition, refer to “Item 1. Business—Investment Activities” and “Item 1A. Risk Factors.”
Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed rate, one- to four-family mortgage loan originations in the secondary market. The following table presents a summary of the activity in the Company’s loans held-for-sale for the periods indicated:

	For the year ended December 31
	2010	2009	2008
	(Dollars in thousands)
Balance outstanding at beginning of period	$13,534	$19,030	$7,952
Origination of loans intended for sale (1)	434,388	578,312	139,387
Principal balance of loans sold	(409,369)	(583,966)	(128,725)
Change in net unrealized gains or losses (2)	(734)	158	416

Total loans held-for-sale	$37,819	$13,534	$19,030

(1)	Excludes one- to four-family loans originated for the Company’s loan portfolio.

(2)	Refer to “Note 1. Basis of Presentation” in “Item 8. Financial Statements and Supplementary Data.”
The origination of one- to four-family mortgage loans intended for sale and the corresponding sale of such loans increased significantly in 2009 as a result of lower interest rates during the first half of that year. Originations and sale of these loans remained elevated in 2010 due to primarily lower interest rates during the latter half of 2010. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above.
Loans Receivable Loans receivable decreased by $182.5 million or 12.1% as of December 31, 2010, compared to December 31, 2009. The Company’s portfolio of one- to four-family loans declined from $644.9 million at December 31, 2009, to $531.9 million at December 31, 2010. This decline was caused by continued low interest rates in 2010, particularly during the latter half of the year, which encouraged adjustable-rate borrowers to refinance their existing loans into fixed-rate loans, which the Company typically sells in the secondary market. Despite increases in market interest rates in recent months, management expects residential mortgage borrowers to continue to favor fixed-rate loans in the near term, which could result in further declines in the Company’s portfolio of one- to four-family loans in the near term.
The Company’s aggregate portfolio of multi-family and commercial real estate mortgage loans increased from $463.1 million at December 31, 2009, to $495.5 million at December 31, 2010. A substantial portion of this increase was due to construction and development loans that were transferred to permanent financing during 2010. As a result of this development, the Company’s portfolio of construction and development loans declined by $41.1 million or 33.0% during the year ended December 31, 2010. The Company’s multi-family and commercial real estate mortgage loan originations were $47.2 million in the aggregate in 2010 compared to $53.4 million in 2009. Although the Company continues to emphasize originations of these types of loans, originations in recent years have been depressed due to persistent weakness in economic conditions and reduced loan demand on the part of real estate investors/owners. The Company is uncertain at this time when these conditions will improve.
The Company’s portfolio of commercial business loan increased from $47.7 million at December 31, 2009, to $50.1 million at December 31, 2010. Originations of these loans were $34.5 million in 2010 compared to $22.6 million in 2009.
In April 2010 the Company hired David A. Baumgarten as President of the Bank, and later also appointed him as President of the Company. Mr. Baumgarten has significant commercial banking experience in senior roles with other large commercial banks and has significant experience in the Company’s major market area, Milwaukee and southeastern Wisconsin. In recent months the Company has also hired two new senior vice presidents, as well as a number of other commercial relationship managers, that are experienced in managing and selling loans, deposit, and cash management services to the mid-tier commercial banking market, defined by the Company as business entities with sales revenues of $10 to $100 million. The Company does not currently have significant share of this market. In 2011 the Company intends to add additional professionals capable of serving this market segment, as described elsewhere in this report. The Company is unable to determine at this time the level of success, if any, that it will have in increasing its share of this market segment. Further, the Company is unable to provide any assurances that it will be able to attract or retain the talent necessary to increase its share of this market segment.
The Company’s consumer loan originations, including fixed term home equity loans and lines of credit, were $78.2 million in 2010 compared to $76.9 million in 2009. The Company’s consumer loan portfolio declined from $275.5 million at December 31, 2009, to $243.5 million at December 31, 2010. This decline was due in part to an interest rate environment in recent years that has encouraged many borrowers to refinance their home equity loans or lines of credit and other consumer loans into first mortgage loans. Many of these borrowers reestablished home equity lines of credit with the Company in accordance with its established lending standards, but had not drawn substantial amounts on these lines as of the end of the year.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Mortgage loans:
Permanent mortgage loans:
One- to four-family	$531,874	37.87%	$644,852	41.45%	$867,810	45.82%	$1,042,019	50.29%	$1,102,943	52.04%
Multi-family	247,210	17.60	200,222	12.87	199,709	10.54	216,147	10.43	160,205	7.56
Commercial real estate	248,253	17.68	262,855	16.90	222,462	11.74	189,209	9.13	161,586	7.62

Total permanent mortgages	1,027,337	73.15	1,107,929	71.22	1,289,981	68.10	1,447,375	69.85	1,424,744	67.22

Construction and development:
One- to four-family	13,479	0.96	11,441	0.74	17,517	0.92	35,040	1.69	53,861	2.54
Multi-family	19,308	1.37	52,323	3.36	74,208	3.92	58,712	2.83	91,063	4.30
Commercial real estate	24,939	1.78	27,040	1.74	82,795	4.37	58,026	2.80	13,479	0.64
Land	25,764	1.83	33,758	2.17	43,601	2.30	43,872	2.12	58,074	2.74

Total construction and development loans	83,490	5.94	124,562	8.01	218,121	11.51	195,650	9.44	216,477	10.22

Total mortgage loans	1,110,827	79.09	1,232,491	79.23	1,508,102	79.61	1,643,025	79.29	1,641,221	77.44

Consumer loans:
Fixed term home equity	103,619	7.38	124,519	8.00	173,104	9.14	199,161	9.62	227,811	10.75
Home equity lines of credit	87,383	6.24	88,796	5.71	86,962	4.59	90,631	4.37	91,730	4.33
Student	17,695	1.25	19,793	1.27	21,469	1.13	21,845	1.05	20,404	0.96
Home improvement	24,551	1.76	28,441	1.83	36,023	1.90	33,604	1.62	33,287	1.57
Automobile	2,814	0.20	4,077	0.26	11,775	0.62	24,878	1.20	46,752	2.21
Other	7,436	0.52	9,871	0.63	8,740	0.46	9,439	0.46	11,262	0.53

Total consumer loans	243,498	17.35	275,497	17.71	338,073	17.84	379,558	18.32	431,246	20.35

Commercial business loans	50,123	3.56	47,708	3.07	48,277	2.55	49,635	2.40	46,920	2.21

Gross loans receivable	1,404,448	100.00%	1,555,696	100.00%	1,894,452	100.00%	2,072,218	100.00%	2,119,387	100.00%

Undisbursed loan proceeds	(32,345)		(32,690)		(54,187)		(68,457)		(85,897)
Allowance for loan losses	(47,985)		(17,028)		(12,208)		(11,774)		(12,574)
Deferred fees and costs, net	(549)		78		996		2,569		3,409

Total loans receivable, net	$1,323,569		$1,506,056		$1,829,053		$1,994,556		$2,024,325

The following table presents a summary of the Company’s activity in loans receivable for the periods indicated.

	For the year ended December 31
	2010	2009	2008
	(Dollars in thousands)
Balance outstanding at beginning of period	$1,506,056	$1,829,053	$1,994,556

Originations:
One- to four-family loans (1)	44,929	47,466	34,164
Multi-family loans	25,091	10,889	40,177
Commercial real estate loans	22,068	42,505	96,407
Construction and development loans	29,029	15,720	101,818

Total mortgage loan originations	121,117	116,580	272,566
Consumer loans	78,198	76,854	108,584
Commercial business loans	34,530	22,617	30,090

Total originations	233,845	216,051	411,240

Purchases of one- to four-family mortgage loans	—	2,658	26,138

Principal payments and repayments:
Mortgage loans	(216,214)	(358,705)	(422,728)
Consumer loans	(110,197)	(139,430)	(150,069)
Commercial business loans	(36,574)	(35,609)	(38,628)

Total principal payments and repayments	(362,985)	(533,744)	(611,425)

Transfers to foreclosed properties, real estate owned, and repossessed assets	(22,108)	(23,721)	(3,719)
Net change in undisbursed loan proceeds, allowance for loan losses, and deferred fees and costs	(31,239)	15,759	12,263

Total loans receivable, net	$1,322,569	$1,506,056	$1,829,053

(1)	Excludes one- to four-family loans originated for sale.
The following table presents the contractual maturity of the Company’s construction and development loans and its commercial business loans at December 31, 2010. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2010
		Construction and
	Commercial	Development
	Business Loans	Loans	Total
	(Dollars in thousands)
Amounts due:
Within one year or less	$17,172	$31,313	$48,485

After one year through five years	30,057	25,893	55,950
After five years	2,894	26,284	29,178

Total due after one year	32,951	52,177	85,128

Total commercial and construction loans	$50,123	$83,490	$133,613

The following table presents, as of December 31, 2010, the dollar amount of the Company’s construction and development loans and its commercial loans due after one year and whether these loans have fixed interest rates or adjustable interest rates.

	Due After One Year
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial business loans	$17,932	$15,019	$32,951
Construction and development loans	20,805	31,372	52,177

Total loans due after one year	$38,737	$46,391	$85,128

Foreclosed Properties and Repossessed Assets The Company’s foreclosed properties and repossessed assets increased to $19.3 million at December 31, 2010, compared to $17.7 million at December 31, 2009. This increase was principally caused by the foreclosure or repossession of the collateral on three larger loan relationships that had an aggregate balance of $5.9 million after the charge off of $4.1 million in allowances for loan losses. Also contributing was $10.0 million in foreclosures or repossessions of the collateral on smaller loans. These developments were partially offset by $6.3 million in net write-downs of foreclosed real estate, as well as $8.1 million in sales of foreclosed and repossessed assets ($1.8 million of which was financed by the Company at market rates and terms). Management expects foreclosed properties and repossessed assets to trend higher in the near term as the Company continues to work out its non-performing loans. Refer to “Financial Condition—Asset Quality,” below.
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
The Company performed an annual impairment analysis of its goodwill during the third quarter of 2010, and determined that its goodwill was not impaired at that time. Due to a continued decline in the price of the Company’s common stock since the third quarter, however, management also evaluated whether an event occurred that would require the Company to analyze goodwill for impairment as of December 31, 2010. Based on a third-party independent appraisal of the Company, which estimated a “Step 1” fair value (as defined in GAAP) of the Company using market transaction information for comparable financial institutions and accepted valuation techniques, management concluded that the Company’s goodwill was not impaired as of December 31, 2010. As of that date, management estimated the Step 1 fair value of the Company was approximately 19% higher than the Company’s total shareholders’ equity as of December 31, 2010. As such, management believes it is possible that a future Step 1 evaluation could indicate that a “Step 2” evaluation (as defined in GAAP) must be performed. Management performed a Step 2 evaluation as of December 31, 2010, in anticipation of this possibility and further concluded that goodwill would not be impaired in a Step 2 evaluation. However, there can be no assurances that future circumstances and/or conditions will not change that could result in an impairment of the Company’s goodwill, which could have a material adverse affect on the Company’s results of operations in a future period. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of the Company’s common stock, deterioration in the Company’s financial condition or results of operations, adverse changes in the fair value of the Company’s assets and liabilities, and/or market information indicating a decline in the fair value of comparable financial institutions used to estimate the fair value of the Company. Management continues to monitor circumstances and conditions for events that could result in an impairment of the Company’s goodwill.
Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.8 million at December 31, 2010, compared to $6.9 million at December 31, 2009, net of valuation allowances of $6,000 and $287,000, respectively. The increase in net carrying value was principally the result of elevated originations and sales of fixed-rate, one- to four-family loans on a servicing retained basis, as previously noted. As of December 31, 2010, the Company serviced $1.1 billion in loans for third-party investors compared to $1.0 billion at December 31, 2009. For additional information, refer to “Results of Operations—Non-Interest Income,” above, and “Critical Accounting Policies—Mortgage Servicing Rights,” below, as well as “Item 1. Business—Lending Activities,” above.
Other Assets Other assets consist of the following items on the dates indicated:

	At December 31
	2010	2009
	(Dollars in thousands)
Accrued interest receivable:
Mortgage-related securities	$1,432	$4,651
Investment securities	511	1,875
Loans receivable	5,506	6,795

Total accrued interest receivable	7,449	13,321
Bank owned life insurance	55,600	53,295
Premises and equipment	51,165	51,715
Federal Home Loan Bank stock, at cost	46,092	46,092
Prepaid FDIC insurance premiums	8,694	12,521
Current and deferred income taxes	63,639	6,149
Other assets	22,070	23,613

Total other assets	$254,709	$206,706

BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met. The increase in BOLI in 2010 was a result of the increase in the accumulated cash value of the insurance policies during the period.
The Company and its subsidiaries conduct their business through an executive office and 79 banking offices, which had an aggregate net book value of $48.6 million as of December 31, 2010, excluding furniture, fixtures, and equipment. As of December 31, 2010, the Company owned the building and land for 69 of its property locations and leased the space for 11.
The Company’s investment in the common stock of the FHLB of Chicago did not change in 2010. The FHLB of Chicago requires that its members own its common stock as a condition for borrowing; the stock is redeemable at par. As of December 31, 2010, the Company owns substantially more common stock of the FHLB of Chicago than it would otherwise be required to own given its level of borrowings from the FHLB of Chicago. From 2007 through 2010 the FHLB of Chicago suspended the payment of dividends on its common stock, as well as the repurchase of common stock from its members. The FHLB of Chicago resumed cash dividends at a modest amount in the first quarter of 2011. The original suspension was due to the FHLB of Chicago entering into a memorandum of understanding with its primary regulator the Federal Housing Finance Board (“FHFB”) which, among other things, restricted the dividends that the FHLB of Chicago could pay without prior approval of the FHFB, as well as the stock that it can repurchase from its members. Management is unable to determine whether the FHLB of Chicago will continue to pay dividends on its common stock or the amount of future dividends, if any. Furthermore, the Company is unable to determine when, or if, it will be able to reduce its holdings of the common stock of the FHLB of Chicago.
The Company’s investment in the common stock of the FHLB of Chicago is carried at cost (par value) and is periodically reviewed for impairment. Investments in FHLB common stock are considered to be long-term investments under GAAP. Accordingly, the evaluation of FHLB common stock for impairment is based on management’s assessment of the ultimate recoverability at the stock’s par value rather than by temporary declines in its value. Based on a review of the FHLB of Chicago’s results of operations, capital, liquidity, commitments, and other activities during 2010, as well as the continued status of the FHLB System as a government-sponsored entity, management concluded that the Company’s FHLB stock was not impaired as of December 31, 2010. However, this conclusion is subject to numerous factors outside the Company’s control, including, but not limited to, future legislative or regulatory changes and/or adverse economic developments that could have a negative impact on the Company’s investment in the common stock of the FHLB of Chicago. Accordingly, a future determination of impairment could result in significant losses being recorded through earnings in future periods.
Prepaid FDIC insurance premiums declined from $12.5 million at December 31, 2009, to $8.7 million at December 31, 2010. In December 2009 the FDIC required insured financial institutions to prepay their estimated FDIC deposit insurance premiums through 2012. The regular quarterly payments to the FDIC that are otherwise required from the Company have been applied against this amount and expensed on a quarterly basis, which is the reason for the decline in the prepaid balance during 2010.
The Company’s current and deferred income taxes increased by $57.5 million during the year ended December 31, 2010. This increase was due to the tax benefit generated by the Company’s net loss in 2010.
Deposit Liabilities Deposit liabilities decreased by $59.2 million or 2.8% during the twelve months ended December 31, 2010, to $2.08 billion compared to $2.14 billion at December 31, 2009. Core deposits, consisting of checking, savings, and money market accounts, increased by $99.6 million or 11.7% in 2010 while certificates of deposit declined by $158.8 million or 12.3%. Core deposits increased as primarily in response to a low interest rate environment that made such accounts more economical and/or practical for customers. In addition, core deposits were higher than typical at December 31, 2010, due to the timing of certain local government tax deposits which had not been withdrawn as of that date. With respect to certificates of deposit, the Company reduced the rates it offers on this product during the year in an effort to manage its overall liquidity position, which contributed to the decline in certificates of deposit. Due in part to these efforts, the weighted-average cost of Company’s deposits declined by 77 basis points during the year ended December 31, 2010.

The following table presents the distribution of the Company’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	At December 31
	2010			2009			2008
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of Total	Average		of Total	Average		of Total	Average
		Deposit	Nominal		Deposit	Nominal		Deposit	Nominal
	Amount	Liabilities	Rate	Amount	Liabilities	Rate	Amount	Liabilities	Rate
	(Dollars in thousands)
Regular savings	$210,334	10.12%	0.04%	$196,983	9.22%	0.06%	$185,003	8.68%	0.19%
Interest-bearing demand	219,136	10.54	0.02	211,448	9.89	0.04	180,269	8.46	0.11
Money market savings	423,923	20.40	0.57	345,144	16.14	0.58	340,631	16.00	1.57
Non-interest bearing demand	94,446	4.54	0.00	94,619	4.43	0.00	89,106	4.18	0.00

Total demand accounts	947,839	45.60	0.27	848,194	39.68	0.26	795,009	37.32	0.74

Certificates of deposit:
With original maturities of:
Three months or less	12,922	0.62	0.25	17,645	0.83	0.63	19,791	0.93	1.78
Over three to 12 months	194,458	9.36	0.94	239,660	11.21	1.60	337,054	15.84	2.99
Over 12 to 24 months	663,576	31.93	1.60	812,154	37.99	2.62	731,884	34.40	4.04
Over 24 to 36 months	92,268	4.44	2.10	46,550	2.18	2.39	46,320	2.18	2.58
Over 36 to 48 months	5,137	0.25	4.36	5,126	0.24	4.38	6,583	0.31	4.30
Over 48 to 60 months	162,110	7.81	3.81	168,179	7.87	3.99	191,636	9.02	4.25
Over 60 months	—	0.00	0.00	—	0.00	0.00	—	0.00	0.00

Total certificates of deposit	1,130,471	54.40	1.84	1,289,314	60.32	2.58	1,333,268	62.68	3.72

Total deposit liabilities	$2,078,310	100.00%	1.12%	$2,137,508	100.00%	1.66%	$2,128,277	100.00%	2.61%

At December 31, 2010, the Company had $283.1 million in certificates of deposit with balances of $100,000 and over maturing as follows:

Amount
(In thousands)
Maturing in:
Three months or less	$59,355
Over three months through six months	64,988
Over six months through 12 months	85,852
Over 12 months through 24 months	29,885
Over 24 months through 36 months	33,488
Over 36 months	9,482

Total certificates of deposits greater than $100,000	$283,050

The following table presents the Company’s activity in its deposit liabilities for the periods indicated:

	For the Year Ended December 31
	2010	2009	2008
	(Dollars in thousands)
Total deposit liabilities at beginning of period	$2,137,508	$2,128,277	$2,112,968
Net withdrawals	(85,039)	(31,341)	(58,499)
Interest credited, net of penalties	25,841	40,572	73,808

Total deposit liabilities at end of period	$2,078,310	$2,137,508	$2,128,277

Borrowings The Company’s borrowings, which consist of advances from the FHLB of Chicago, declined by $757.0 million or 83.5% during the twelve months ended December 31, 2010. This decline was due to the early repayment of $756.0 million in borrowings from the FHLB of Chicago in December, as previously described. Approximately $100.0 million of Bank Mutual’s remaining borrowings at December 31, 2010, are redeemable at the option of the FHLB of Chicago, although such borrowings have a remaining maturity of only one-and-a-half years. In addition, all of Company’s advances from the FHLB of Chicago at December 31, 2010, are subject to significant prepayment penalties if repaid prior to their stated maturity. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund loan originations or security purchases if needed or desirable; however, management does not expect additional borrowings to be significant in the near term. There can be no assurances of the future availability of borrowings or any particular level of future borrowings. For additional information refer to “Item 1. Business—Borrowings.”

The following table sets forth certain information regarding the Company’s borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance outstanding at end of year:
FHLB term advances	$149,934	$906,979	$907,971	$912,459	$705,025
Overnight borrowings from FHLB	—	—	—	—	—
Weighted average interest rate at end of year:
FHLB term advances	4.79%	4.26%	4.26%	4.27%	4.46%
Overnight borrowings from FHLB	—	—	—	—	—
Maximum amount outstanding during the year:
FHLB term advances	$149,934	$907,971	$912,459	$921,781	$841,835
Overnight borrowings from FHLB	—	—	5,000	52,100	38,000
Other borrowings	—	—	1,103	—	—
Average amount outstanding during the year:
FHLB term advances	$871,212	$907,443	$910,517	$865,540	$782,619
Overnight borrowings from FHLB	—	—	22	3,570	3,242
Other borrowings	—	—	3	—	—
Weighted average interest rate during the year:
FHLB term advances	4.32%	4.32%	4.34%	4.34%	3.86%
Overnight borrowings from FHLB	—	—	3.75%	5.56%	5.40%
Other borrowings	—	—	1.92%	—	—
Other Liabilities Other liabilities were $45.0 million at December 31, 2010, compared to $59.7 million at December 31, 2009. Most of this decrease was caused by payables to securities brokers for securities purchased in December 2009 that settled in January 2010.
Shareholders’ Equity Shareholders’ equity decreased from $402.5 million at December 31, 2009, to $313.0 million at the end of 2010. This decrease was primarily the result of the net loss from operations in 2010. The Company’s accumulated other comprehensive loss increased during the year due principally to adjustments related to the Company’s net pension liability. The Company’s ratio of total shareholders’ equity to total assets was 12.07% at December 31, 2010, compared to 11.46% at December 31, 2009. For information relating to the Bank’s regulatory capital, refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”
During 2010, the Company repurchased 1.0 million shares of its common stock at an average price of $6.52 per share. Quarterly cash dividends of $0.07 per share were paid in each of the first two quarters of 2010 and $0.03 per share was paid in each of the last two quarter of the year. On February 7, 2011, the Company’s board of directors announced that it had declared a $0.03 per share dividend payable on March 1, 2011, to shareholders of record on February 18, 2011. For additional information relating to the Company’s shareholders’ equity, refer to “Item 1. Business—Shareholders’ Equity,” above.
The payment of dividends or the repurchase of common stock by the Company is highly dependent on the ability of the Bank to pay dividends or otherwise distribute capital to the Company. Such payments are subject to any requirements imposed by law or regulations and to the application and interpretation thereof by the OTS, which has become increasingly strict as to the amount of capital it expects financial institutions to maintain. The Company cannot provide any assurances that dividends will continue to be paid, the amount of any such dividends, or the possible future resumption of share repurchases. For further information about factors which could affect the Company’s payment of dividends, refer to “Item 1. Business—Regulation and Supervision,” as well as “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities,” above.

Asset Quality The following table presents information regarding non-accrual mortgage, consumer loans, commercial business loans, accruing loans delinquent 90 days or more, and foreclosed properties and repossessed assets as of the dates indicated.

	At December 31
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$18,684	$12,126	$8,185	$2,446	$1,594
Multi-family	31,660	3,357	13,255	3,702	6,621
Commercial real estate	41,244	18,840	5,573	2,056	476
Construction and development	26,563	4,859	2,847	3,047	2,813

Total non-accrual mortgage loans	118,151	39,182	29,860	11,251	11,504

Non-accrual consumer loans:
Secured by real estate	1,369	1,433	759	585	407
Other consumer loans	275	212	400	345	396

Total non-accrual consumer loans	1,644	1,645	1,159	930	803
Non-accrual commercial business loans	2,779	923	1,494	159	1,625

Total non-accrual loans	122,574	41,750	32,513	12,340	13,932
Accruing loans delinquent 90 days or more (1)	373	834	576	602	565

Total non-performing loans	122,947	42,584	33,089	12,942	14,497
Foreclosed real estate and repossessed assets	19,293	17,689	4,768	3,687	1,231

Total non-performing assets	$142,240	$60,273	$37,857	$16,629	$15,728

Non-performing loans to total loans	9.29%	2.83%	1.81%	0.65%	0.72%
Non-performing assets to total assets	5.49%	1.72%	1.08%	0.48%	0.46%
Interest income that would have been recognized if non-accrual loans had been current	$4,734	$2,671	$2,519	$1,002	$652

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
The increase in the Company’s non-performing loans in recent years has been caused by persistent weakness in economic conditions, elevated levels of unemployment, and continued declines in commercial real estate values that resulted in increased stress on borrowers and increased loan delinquencies. Many properties securing the Company’s loans have experienced increased vacancy rates, declining lease rates, or delays in unit sales, as well as continued declines in real estate values. During the fourth quarter of 2010 in particular, management increased its assessment of the number of loans secured by commercial real estate, multi-family real estate, undeveloped land, and commercial business assets that are or will likely become collateral dependent. In many instances, management’s assessment included loans that borrowers have managed to keep current despite underlying difficulties with the properties that secure the loans. As of December 31, 2010, non-performing loans included $38.1 million in loans that were current on all contractual principal and interest payments, but which management determined should be classified as non-performing in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment. No loans that were current on contractual payments were included in non-performing loans in periods prior to 2010. The Company will continue to record periodic interest payments on these loans in interest income provided the borrowers remain current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loan is deemed to be collectible.
The increase in non-performing loans in 2010 was due in part to the $38.1 million in current loans mentioned in the preceding paragraph, which consisted of 15 unrelated loan relationships secured by commercial real estate, multi-family real estate, undeveloped land, and commercial business assets. The largest of these loan relationships was an $8.3 million loan secured by an apartment complex in Green Bay, Wisconsin, that has experienced reduced lease rates and higher vacancies in recent months. The guarantors have maintained the loan in a current payment status, but management is uncertain at this time how long the guarantors will be able or willing to keep the loan current. Accordingly, the Company concluded that the loan was collateral dependent and established a $1.5 million loss allowance on this loan during the fourth quarter of 2010. This allowance was based on an internal management evaluation of the collateral using the net operating income of the property and a discount rate and selling costs considered appropriate by management.

Also contributing to the increase in non-performing loans in 2010 were 16 larger loan relationships that aggregated $43.5 million that defaulted during the year. These loans were secured by commercial real estate, multi-family real estate, single-family real estate, undeveloped land, and commercial business assets. The largest of these loan relationships was a $7.0 million relationship that was secured by apartment and townhome complexes near Minneapolis, Minnesota. Although the projects are nearly 100% occupied, rents have been insufficient to fully service the loan. Accordingly, the Company concluded that the loan was collateral dependent and established a $568,000 loss allowance on this loan during the fourth quarter of 2010. This allowance was based on an internal management evaluation of the collateral using the net operating income of the property and a discount rate and selling costs considered appropriate by management.
Finally, in 2010 non-performing one- to four-family loans increased by $4.0 million, smaller non-performing commercial business loans increased by $5.8 million, and smaller non-performing commercial and multi-family real estate loans increased by $2.0 million. These developments were offset in part by the combined effects of loan charge-offs and foreclosures during the period. In particular, the Company transferred the collateral for three larger loan relationships that aggregated $10.0 million to foreclosed real estate during 2010.
The Company’s foreclosed real estate and repossessed properties increased by $1.6 million or 9.1% in 2010. This increase was principally caused by the transfer of the collateral mentioned in the previous paragraph, net of $4.1 million in allowances for loan losses, which were charged-off. Also contributing was $10.0 million in foreclosures or repossessions of smaller loans. These developments were partially offset by $6.3 million in net write-downs of foreclosed real estate, as well as $8.1 million in sales of foreclosed and repossessed assets ($1.8 million of which was financed by the Company at market rates and terms). Management expects foreclosed properties and repossessed assets to trend higher in the near term as the Company continues to work out its non-performing loans.
The increase in non-performing loans in 2009 was primarily caused by the default of $15.4 million in loans to seven borrowers that were secured by office and retail buildings, townhomes, and improved land. Also contributing was a $6.2 million increase in smaller non-performing multi-family and commercial real estate loans, a $3.9 million increase in non-performing one- to four-family residential loans, and a $486,000 increase in non-performing consumer loans. These developments were partially offset by the Company’s acceptance of a deed in lieu of foreclosure on a $9.1 million loan secured by a completed condominium development project that defaulted in 2008. In addition, the Company also accepted deeds in lieu of foreclosure on three other large loans that had an aggregate balance of $7.1 million, as well as the foreclosure and/or repossession of collateral on numerous smaller loans during 2009. Finally, non-performing commercial business loans declined by $571,000 or 38.2% in 2009.
The increase in non-performing loans in 2008 compared to 2007 was due in part to a $9.1 million loan on a completed condominium development project that defaulted in that year (as mentioned in a preceding paragraph). Also contributing to the increase in 2008 was the aforementioned deterioration in economic conditions which caused a $5.4 million increase in non-performing one- to four-family mortgage loans, as well as smaller increases in non-performing consumer and commercial business loans.
Loans considered to be impaired by the Company at December 31, 2010, totaled $131.4 million as compared to $42.6 million at December 31, 2009, $33.1 million at December 31, 2008, $20.2 million at December 31, 2007, and $17.3 million at December 31, 2006. The average annual balance of loans impaired as of December 31, 2010, was $70.2 million and the interest received and recognized on these loans while they were impaired was $569,000.
In addition to non-performing assets, at December 31, 2010, management was closely monitoring $8.9 million in additional loans that were classified as special mention and $27.1 million that were adversely classified as substandard as of that date, in accordance with the Company’s internal risk rating policy. These amounts compared to $9.7 million and $31.3 million, respectively, as of December 31, 2009. At December 31, 2010, these loans were secured by commercial real estate, multi-family real estate, undeveloped land, and certain commercial business assets. Although the loans were performing in accordance with their contractual terms, management of the Company deemed their classification prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral.

The following table presents the activity in the Company’s allowance for loan losses at or for the periods indicated.

	At or for the Years Ended December 31
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$17,028	$12,208	$11,774	$12,574	$12,090
Provision for (recovery of) loan losses	49,619	12,413	1,447	(272)	632

Charge-offs:
One- to four-family	(528)	(397)	(167)	—	(44)
Multi-family	(140)	(4,523)	—	—	—
Commercial real estate	(11,621)	(1,989)	(446)	(178)	—
Construction and development	(3,515)	—	—	—	—
Consumer	(776)	(527)	(411)	(412)	(271)
Commercial business	(2,140)	(210)	(34)	(33)	(52)

Total charge-offs	(18,720)	(7,646)	(1,058)	(623)	(367)

Recoveries:
One- to four-family	20	1	—	—	—
Commercial real estate	1	19	—	—	—
Consumer	37	33	45	95	81
Commercial business	—	—	—	—	138

Total recoveries	58	53	45	95	219

Net charge-offs	(18,662)	(7,593)	(1,013)	(528)	(148)

Balance at end of period	$47,985	$17,028	$12,208	$11,774	$12,574

Net charge-offs to average loans	1.26%	0.45%	0.05%	0.03%	0.01%
Allowance for loan losses to total loans	3.63%	1.13%	0.67%	0.59%	0.62%
Allowance for loan losses to non-performing loans	39.03%	39.99%	36.89%	90.98%	86.74%
The increases in the Company’s allowance for loan losses in recent years has been caused by the net effects of loan loss provisions and charge-off activity in such years (refer to “Results of Operations—Provision for Loan Losses,” above). Increases in non-performing loans, as well as management’s general concerns regarding persistent weakness in economic conditions, elevated levels of unemployment, continued declines in real estate values, and a general increase in stressed loans in the Company’s loan portfolio, have resulted in increased provisions for loan losses in 2010 and 2009. In addition, the Company’s foreclosure on loans in 2010 and 2009, as well as a general increase in foreclosure and repossession activity related to smaller loans in both of these periods, have resulted in increased charge-off activity in recent years. Management is unable to determine at this time if or when these trends will reverse.
The Company’s ratio of allowance for loan losses to total loans increased in 2010 and 2009 due to an increase in the dollar amount of the allowance for loan loss, as previously described, as well as an overall decline in total loans receivable during these years. The Company’s ratio of allowance for loan losses as a percent of non-performing loans declined in 2008 and has remained stable since that time as a result of the net effects of the loan loss provision and charge-off activity described above, as well as an increase in non-performing loans.
Although management believes the Company’s present level of allowance for loan losses is adequate, there can be no assurances that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations. For additional discussion, refer to “Item 1. Business—Asset Quality,” above, and “Critical Accounting Policies—Allowance for Loan Losses,” below.

The following table represents the Company’s allocation of its allowance for loan losses by loan category on the dates indicated:

	At December 31
	2010		2009		2008		2007		2006
		Percentage		Percentage		Percentage		Percentage		Percentage
		in Category		in Category		in Category		in Category		in Category
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Loan category:
Mortgage loans:
One- to four-family	$3,726	7.76%	$2,806	16.47%	$3,038	24.89%	$3,324	28.23%	$3,531	28.08%
Multi-family	9,265	19.31	3,167	18.60	4,197	34.38	2,375	20.17	1,336	10.63
Commercial real estate	21,885	45.61	5,715	33.56	1,113	9.12	1,265	10.74	1,213	9.65
Construction/development	10,141	21.13	1,172	6.88	400	3.28	400	3.40	500	3.98

Total mortgage loans	45,017	93.81	12,860	75.52	8,748	71.66	7,364	62.54	6,580	52.33
Consumer	1,427	2.97	2,243	13.17	2,125	17.41	2,266	19.25	2,556	20.33
Commercial business	1,541	3.21	1,925	11.31	1,335	10.94	2,144	18.21	3,438	27.34

Total allowance for loan losses	$47,985	100.00%	$17,028	100.00%	$12,208	100.00%	$11,774	100.00%	$12,574	100.00%

Critical Accounting Policies
There are a number of accounting policies that the Company has established which require a significant amount of management judgment. A number of the more significant policies are discussed in the following paragraphs.
Allowance for Loan Losses Establishing the amount of the allowance for loan losses requires the use of management judgment. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and pools of homogenous loans within the portfolio, and actual loss, delinquency, and/or risk rating experience within the portfolio. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors, to include regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any.
Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on loans, the fair value of underlying collateral (if any), estimated losses on pools of homogeneous loans based on historical loss experience, changes in risk characteristics of the loan portfolio, and consideration of current economic trends, all of which may be susceptible to significant change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. If management misjudges a major component of the allowance and the Company experiences an unanticipated loss, it will likely affect earnings. Developments affecting loans can also cause the allowance to vary significantly between quarters. Management consistently challenges itself in the review of the risk components to identify any changes in trends and their causes.
Other-Than-Temporary Impairment Generally accepted accounting principles require enterprises to determine whether a decline in the fair value of an individual debt security below its amortized cost is other than temporary. If the decline is deemed to be other than temporary, the cost basis of the security must be written down through a charge to earnings. Determination of OTTI requires significant management judgment relating to the probability of future cash flows, the financial condition and near-term prospects of the issuer of the security, and/or the collateral for the security, the duration and extent of the decline in fair value, and the ability and intent of the Company to retain the security, among other things. Future changes in management’s assessment of OTTI on its securities could result in significant charges to earnings in future periods.
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
The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Company’s Consolidated Financial Statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposit liabilities without a stated maturity (1)	$947,839	—	—	—	$947,839
Certificates of deposit (1)	825,661	$260,830	$43,980	—	1,130,471
Borrowed funds (1) (2)	—	100,249	—	$49,685	149,934
Operating leases	822	1,284	1,176	2,200	5,482
Purchase obligations	1,680	3,360	3,360	6,300	14,700
Deferred retirement plans and deferred compensation plans	1,111	2,160	2,551	7,814	13,635

(1)	Excludes interest to be paid in the periods indicated.

(2)	Includes $100.0 million of borrowings that contain redemption features that permit the FHLB of Chicago to redeem the advances at its option on a quarterly basis.
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

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2010. Further discussion of these commitments is included in the “Note 13. Financial Instruments with Off-Balance Sheet Risk” in “Item 8. Financial Statements and Supplementary Data.”

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial real estate	$1,035	—	—	—	$1,035
Residential real estate	74,089	—	—	—	74,089
Revolving home equity and credit card lines	146,381	—	—	—	146,381
Standby letters of credit	288	$41	—	$10	339
Commercial letters of credit	20,856	—	—	—	20,856
Unused commercial lines of credit	462	—	—	—	462
Net commitments to sell mortgage loans	(49,854)	—	—	—	(49,854)
Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Quarterly Financial Information
The following table sets forth certain unaudited quarterly data for the periods indicated:

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$31,992	$29,586	$28,441	$22,551
Interest expense	17,877	17,191	16,730	14,478

Net interest income	14,115	12,395	11,711	8,073
Provision for loan losses	3,366	6,150	6,163	33,940

Net income (loss) after provision for loan losses	10,749	6,245	5,548	(25,867)
Total non-interest income	8,968	12,390	12,963	6,282
Total non-interest expense (1)	16,562	17,742	17,278	108,243

Income (loss) before taxes	3,155	893	1,233	127,828
Income tax expense (benefit)	1,051	162	307	(51,430)

Net income (loss) before non-controlling interest	2,104	731	926	(76,398)
Net (income) loss attributable to non-controlling interest	(1)	—	—	(1)

Net income (loss)	$2,103	$731	$926	$(76,399)

Earnings (loss) per share-basic	$0.05	$0.02	$0.02	$(1.68)
Earnings (loss) per share-diluted	$0.05	$0.02	$0.02	$(1.68)
Cash dividend paid per share	$0.07	$0.07	$0.03	$0.03

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$41,986	$39,166	$35,727	$34,934
Interest expense	22,793	21,301	20,403	19,286

Net interest income	19,193	17,865	15,324	15,648
Provision for loan losses	3,161	472	5,189	3,591

Net income after provision for loan losses	16,032	17,393	10,135	12,057
Total non-interest income	9,285	7,552	8,613	5,536
Total non-interest expense	16,459	18,576	16,731	15,694

Income before taxes	8,858	6,369	2,017	1,899
Income taxes	1,669	2,553	772	424

Net income before non-controlling interest	7,189	3,816	1,245	1,475
Net loss attributable to non-controlling interest	(1)	1	—	—

Net income	$7,188	$3,817	$1,245	$1,475

Earnings per share-basic	$0.15	$0.08	$0.03	$0.03
Earnings per share-diluted	$0.15	$0.08	$0.03	$0.03
Cash dividend paid per share	$0.09	$0.09	$0.09	$0.07

(1)	Non-interest expense in the quarter ended December 31, 2010, included $89.3 million loss on early repayment of FHLB borrowings.

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
The table on the next page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities—based upon contractual maturities and if applicable, call dates. $40.0 million in investment securities with maturities beyond one year have been classified as due within one year based on their call dates. These investments may not be called prior to their stated maturities. $165.8 million in investment securities with call dates within one year have been classified as due beyond one year according to their stated maturities. These investments may be called prior to their stated maturities.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon final maturity. However, $100.0 million of borrowings classified as due beyond one year contain a redemption option which has not been reflected in the analysis. These borrowings could be redeemed at the option of the lender prior to their stated maturity (refer to “Financial Condition—Borrowings,” above).

	At December 31, 2010
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	2 Years	5 Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$81,954	$125,403	$147,038	$70,765	$81,398	$506,558
Adjustable	84,731	257,946	155,594	12,722	191	511,184
Construction:
Fixed	5,904	2,975	2,321	2,264	9,934	23,398
Adjustable	11,666	163	1,032	2,953	—	15,814
Consumer loans	109,220	39,350	51,110	22,302	19,981	241,963
Commercial business loans	28,492	10,353	9,052	288	18	48,203
Interest-earning deposits	184,439	—	—	—	—	184,439
Investment securities	20,837	40,000	160,825	5,000	—	226,662
Mortgage-related securities:
Fixed	30,788	60,745	124,868	77,278	101,142	394,821
Adjustable	44,083	—	—	—	—	44,083
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	648,206	536,935	651,840	193,572	212,664	2,243,217

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	52	157	416	414	86,087	87,126
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	136	407	1,082	1,077	223,754	226,456
Regular savings accounts	450	1,333	3,436	3,272	201,844	210,335
Money market accounts	423,923	—	—	—	—	423,923
Certificates of deposit	291,969	598,857	195,664	43,980	—	1,130,470
Advance payments by borrowers for taxes and insurance	—	2,697	—	—	—	2,697
Borrowings	272	828	102,572	2,594	43,668	149,934

Total interest-bearing liabilities	716,802	604,279	303,170	51,337	555,353	2,230,941

Interest rate sensitivity gap	$(68,596)	$(67,344)	$348,670	$142,235	$(342,689)	$12,276

Cumulative interest rate sensitivity gap	$(68,596)	$(135,940)	$212,730	$354,965	$12,276

Cumulative interest rate sensitivity gap as a percent of total assets	(2.65)%	(5.24)%	8.21%	13.70%	0.47%
Cumulative interest-earning assets as a percentage of interest-bearing liabilities	90.43%	89.71%	113.10%	121.18%	100.55%
Based on the above gap analysis, at December 31, 2010, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period by $135.9 million. This represented a negative cumulative one-year interest rate sensitivity gap of 5.24%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 89.71%. Based on this information, management anticipates that over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”
In addition to not anticipating all of the factors that could impact future net interest income, gap analysis has certain shortcomings. For example, although certain assets and liabilities may mature or reprice in similar periods, the interest rates on such react by different degrees to changes in market interest rates, especially in instances where changes in rates are limited by contractual caps or floors or instances where rates are influenced by competitive forces. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates (for example, rate changes on most deposit liabilities generally lag changes in market interest rates). Certain assets, such as adjustable rate loans, have features which limit changes in interest rates on a short term basis and over the life of the loan. If interest rates change, prepayment, and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable rate loans may decrease if interest rates increase.

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
The following table presents the estimated PVE over a range of interest rate change scenarios at December 31, 2010. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$251,885	$(145,657)	(36.6)%	10.50%	(31.3)%
+300	291,969	(105,573)	(26.6)	11.92	(22.1)
+200	331,076	(66,466)	(16.7)	13.23	(13.5)
+100	366,090	(31,452)	(7.9)	14.34	(6.2)
0	397,542	—	0.0	15.29	0.0
-100	397,579	37	0.0	15.06	(1.5)
Based on the above analysis, management anticipates that the Company’s PVE may be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities and reduced likelihood of calls on certain investment securities), partially offset by a decline in the present value of deposit liabilities and FHLB advances. Based on the above analysis, management also anticipates that the Company’s PVE may also be adversely impacted by a modest amount by a decrease in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”
As is the case with gap analysis, PVE analysis also has certain shortcomings. PVE modeling requires management to make assumptions about future changes in market interest rates that are unlikely to occur, such as immediate, sustained, and parallel (or equal) changes in all market rates across all maturity terms. PVE modeling also requires that management make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, management makes assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. Management also assumes that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The model assumes that the Company will take no action in response to the changes in interest rates, when in practice rate changes on most deposit liabilities lag behind market changes and/or may be limited by competition. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the PVE model may provide an estimate of the Company’s interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on the Company’s PVE.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Bank Mutual Corporation
Milwaukee, Wisconsin
We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such 2010 and 2009 consolidated financial statements present fairly, in all material respects, the financial position of Bank Mutual Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 4, 2011

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31
	2010	2009
	(Dollars in Thousands)
Assets

Cash and due from banks	$48,393	$37,696
Interest-earning deposits in banks	184,439	189,962

Cash and cash equivalents	232,832	227,658
Securities available-for-sale, at fair value:
Investment securities	228,023	614,104
Mortgage-related securities	435,234	866,848
Loans held-for-sale, net	37,819	13,534
Loans receivable, net	1,323,569	1,506,056
Foreclosed properties and repossessed assets	19,293	17,689
Goodwill	52,570	52,570
Mortgage servicing rights, net	7,769	6,899
Other assets	254,709	206,706

Total assets	$2,591,818	$3,512,064

Liabilities and equity

Liabilities:
Deposit liabilities	$2,078,310	$2,137,508
Borrowings	149,934	906,979
Advance payments by borrowers for taxes and insurance	2,697	2,508
Other liabilities	44,999	59,668

Total liabilities	2,275,940	3,106,663

Equity:
Preferred stock—$0.01 par value:
Authorized—20,000,000 shares in 2010 and 2009
Issued and outstanding—none in 2010 and 2009	—	—
Common stock—$0.01 par value:
Authorized—200,000,000 shares in 2010 and 2009
Issued—78,783,849 shares in 2010 and 2009
Outstanding—45,769,443 shares in 2010 and 46,165,635 in 2009	788	788
Additional paid-in capital	494,377	499,376
Retained earnings	191,238	272,518
Unearned ESOP shares	—	(347)
Accumulated other comprehensive loss	(6,897)	(2,406)
Treasury stock—33,014,406 shares in 2010 and 32,618,214 in 2009	(366,553)	(367,452)

Total shareholders’ equity	312,953	402,477
Non-controlling interest in real estate partnership	2,925	2,924

Total equity including non-controlling interest	315,878	405,401

Total liabilities and equity	$2,591,818	$3,512,064

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2010	2009	2008
	(Dollars in Thousands, Except Per Share Data)
Interest income:
Loans	$79,266	$95,802	$113,635
Investment securities	15,428	18,199	16,041
Mortgage-related securities	17,445	37,734	45,535
Interest-earning deposits	430	79	2,345

Total interest income	112,569	151,814	177,556

Interest expense:
Deposit liabilities	28,606	44,568	64,689
Borrowings	37,664	39,205	39,484
Advance payments by borrowers for taxes and insurance	6	11	18

Total interest expense	66,276	83,784	104,191

Net interest income	46,293	68,030	73,365
Provision for loan losses	49,619	12,413	1,447

Net interest income (loss) after provision for loan losses	(3,326)	55,617	71,918

Non-interest income:
Service charges on deposits	6,126	6,408	6,688
Brokerage and insurance commissions	3,067	2,785	2,626
Loan related fees and servicing revenue, net	103	184	12
Gain on loan sales activities, net	8,571	9,110	2,109
Gain (loss) on investments, net	15,966	6,758	(1,166)
Loss on real estate held for investment	(700)	—	—
Other non-interest income	7,470	6,436	7,612

Total non-interest income	40,603	31,681	17,881

Non-interest expense:
Compensation, payroll taxes, and other employee benefits	36,009	39,077	38,538
Occupancy and equipment	11,221	11,760	11,614
Federal insurance premiums and special assessments	4,069	4,597	332
Loss on foreclosed real estate, net	6,346	646	155
Loss on early repayment of FHLB borrowings	89,348	—	—
Other non-interest expense	12,832	12,075	12,911

Total non-interest expense	159,825	68,155	63,550

Income (loss) before income taxes	(122,548)	19,143	26,249
Income tax expense (benefit)	(49,909)	5,418	9,094

Net income (loss) before non-controlling interest	(72,639)	13,725	17,155
Net (income) loss attributable to non-controlling interests	(1)	—	1

Net income (loss)	$(72,640)	$13,725	$17,156

Per share data:
Earnings (loss) per share—basic	$(1.59)	$0.29	$0.36
Earnings (loss) per share—diluted	$(1.59)	$0.29	$0.35
Cash dividends per share paid	$0.20	$0.34	$0.36
Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Equity

							Non-Controlling
		Additional		Unearned	Accumulated Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total

Balance at December 31, 2007	$788	$498,408	$273,330	$(2,166)	$(6,069)	$(334,256)	$2,910	$432,945

Comprehensive income:
Net income	—	—	17,156	—	—	—	—	17,156
Net Income attributable to non-controlling interest	—	—	—	—	—	—	(1)	(1)
Other comprehensive income:
Change in net unrealized loss on securities available-for-sale, net of deferred income taxes of $(3,430)	—	—	—	—	(6,633)	—	—	(6,633)
Reclassification adjustment for gain on securities included in income, net of income taxes of $468	—	—	—	—	698	—	—	698
Pension liability, net of deferred income taxes of $(2,491)	—	—	—	—	(4,392)	—	—	(4,392)

Total comprehensive income	—	—	—	—	—	—	—	6,828
Impact of change in measurement date for qualified and supplemental pension plans	—	—	(218)	—	(8)	—	—	(226)
Capital contribution to real estate partnership	—	—	—	—	—	—	15	15
Purchase of treasury stock	—	—	—	—	—	(29,927)	—	(29,927)
Issuance of management recognition plan shares	—	(403)	—	—	—	403	—	—
Committed ESOP shares	—	2,696	—	919	—	—	—	3,615
Exercise of stock options	—	(4,489)	—	—	—	8,181	—	3,692
Share based payments	—	2,289	—	—	—	(254)	—	2,035
Cash dividends ($0.36 per share)	—	—	(16,442)	—	—	—	—	(16,442)

Balance at December 31, 2008	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535

Comprehensive income:
Net income	—	—	13,725	—	—	—	—	13,725
Net Income attributable to non-controlling interest	—	—	—	—	—	—	—	—
Other comprehensive income:
Change in net unrealized loss on securities available-for-sale, net of deferred income taxes of $8,847	—	—	—	—	15,660	—	—	15,660
Reclassification adjustment for gain on securities included in income, net of income taxes of $(2,710)	—	—	—	—	(4,048)	—	—	(4,048)
Pension asset, net of deferred income taxes of $1,126	—	—	—	—	2,386	—	—	2,386

Total comprehensive income	—	—	—	—	—	—	—	27,723

Purchase of treasury stock	—	—	—	—	—	(14,397)	—	(14,397)
Committed ESOP shares	—	1,969	—	900	—	—	—	2,869
Exercise of stock options	—	(1,966)	—	—	—	2,798	—	832
Share based payments	—	872	—	—	—	—	—	872
Cash dividends ($0.34 per share)	—	—	(15,033)	—	—	—	—	(15,033)

Balance at December 31, 2009	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Equity (continued)

							Non-Controlling
		Additional		Unearned	Accumulated Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total

Balance at December 31, 2009	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401

Comprehensive loss:
Net loss	—	—	(72,640)	—	—	—	—	(72,640)
Net income attributable to non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive loss:
Change in net unrealized loss on securities available-for-sale, net of deferred income taxes of $6,259	—	—	—	—	9,347	—	—	9,347
Reclassification adjustment for gain on securities included in income, net of income taxes of $(6,403)	—	—	—	—	(9,563)	—	—	(9,563)
Pension asset, net of deferred income taxes of $(2,850)	—	—	—	—	(4,275)	—	—	(4,275)

Total comprehensive loss	—	—	—	—	—	—	—	(77,130)

Purchase of treasury stock	—	—	—	—	—	(5,029)	—	(5,029)
Issuance of management recognition plan shares	—	(332)	—	—	—	332		—
Committed ESOP shares	—	408	—	347	—	—	—	755
Exercise of stock options	—	(5,212)	—	—	—	5,596	—	384
Share based payments	—	137	—	—	—	—	—	137
Cash dividends ($0.20 per share)	—	—	(8,640)	—	—	—	—	(8,640)

Balance at December 31, 2010	$788	$494,377	$191,238	—	$(6,897)	$(366,553)	$2,925	$315,878

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2010	2009	2008
	(Dollars in Thousands)
Operating activities:
Net income (loss)	$(72,640)	$13,725	$17,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net provision for loan losses	49,619	12,413	1,447
Provision for depreciation	2,600	2,567	2,469
Amortization of other intangible assets	405	405	618
Amortization of mortgage servicing rights	3,277	3,023	1,587
Increase (decrease) in valuation on MSRs	(281)	(535)	822
Minority interest in real estate investment partnership	1	—	1
Stock-based compensation expense	891	3,741	5,650
Net amortization on securities	2,068	2,039	(1,482)
Loans originated for sale	(433,218)	(578,312)	(139,387)
Proceeds from loan sales	413,638	587,234	129,014
Net gain on sale of available-for-sale securities	(15,966)	(7,589)	(7,192)
Other than temporary impairment of available-for-sale securities	—	831	8,358
Loss on foreclosed real estate, net	6,346	646	155
Loss on real estate held for investment	700	—	—
Gain on sales of loans originated for sale	(8,571)	(9,110)	(2,109)
Loss on early repayment of FHLB borrowings	89,348	—	—
Deferred tax benefit	(32,075)	(1,863)	(6,270)
Decrease (increase) in accrued interest receivable	5,872	3,212	(1,908)
Increase in other assets	(16,914)	(11,170)	(3,337)
Increase (decrease) in other liabilities	(18,944)	13,077	(54)

Net cash provided (used) by operating activities	(23,844)	34,334	5,538

Investing activities:
Proceeds from maturities of investment securities	3,506,718	467,902	29,992
Purchases of investment securities	(3,118,204)	(689,075)	(351,202)
Purchases of mortgage-related securities	(819,675)	(779,170)	(345,842)
Principal repayments on mortgage-related securities	187,664	318,225	195,479
Proceeds from sale of mortgage-related securities	1,074,730	493,639	392,358
Net decrease in loans receivable	112,261	286,863	160,877
Proceeds from sale of foreclosed properties	6,259	3,949	2,100
Net purchases of premises and equipment	(2,049)	(2,122)	(3,145)

Net cash provided by investing activities	947,704	100,211	80,618

Bank Mutual Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2010	2009	2008
	(Dollars in Thousands)
Financing activities:
Net cash inflows (outflows) from deposit liabilities	$(59,198)	$9,231	$34,825
Repayments on long-term borrowings including loss on early prepayment	(846,393)	(992)	(4,488)
Net increase in advance payments by borrowers for taxes and insurance	189	579	114
Proceeds from exercise of stock options	359	556	3,313
Excess tax benefit from exercise of stock options	26	276	379
Cash dividends	(8,640)	(15,033)	(16,442)
Capital contribution to real estate partnership	—	—	14
Purchase of treasury stock	(5,029)	(14,397)	(29,927)

Net cash used in financing activities	(918,686)	(19,780)	(12,212)

Increase in cash and cash equivalents	5,174	114,765	73,944
Cash and cash equivalents at beginning of year	227,658	112,893	38,949

Cash and cash equivalents at end of year	$232,832	$227,658	$112,893

Supplemental information:
Cash paid in period for:
Interest on deposits and borrowings	$68,070	$84,927	$121,660
Income taxes	5,062	9,112	10,704
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	22,407	23,721	3,179
Due from (to) brokers for securities sales (purchases)	—	(20,000)	—
Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
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
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. The Bank has the following wholly-owned subsidiaries: BancMutual Financial & Investment Services, Inc., Mutual Investment Corporation, First Northern Investments, Inc., and MC Development Ltd. MC Development Ltd. owns a 50% interest in Arrowood Development LLC, which is a variable interest entity and is consolidated into the financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers federal funds sold and interest-bearing deposits in banks that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank of Chicago. The average amount of reserve balances for the years ended December 31, 2010 and 2009, was approximately $25 and $600, respectively.
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
December 31, 2010
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
Loans Receivable and Loans Held-for-Sale
Loans receivable are recorded at cost, net of undisbursed loan proceeds, allowance for loan losses, unamortized deferred fees and costs, and unamortized purchase premiums or discounts, if any. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loans’ yield. Purchase premiums and discounts are also amortized as an adjustment of yield.
Loans held-for-sale, which generally consists of recently originated fixed-rate residential mortgage loans, are recorded at market value, determined on an individual loan basis. The Company’s interest rate lock commitments and forward commitments to sell loans are measured at fair value with the resulting unrealized gain or loss included in loans held-for-sale. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.
Accrued Interest on Loans
Interest on loans receivable is accrued and credited to income as earned. The Company determines a loan’s past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days. At that time, the loan is considered impaired and any accrued but uncollected interest is reversed. Additional interest income is recorded only to the extent that payments are received, collection of the principal is reasonably assured, and/or the net recorded investment in the loan is deemed to be collectible. Loans are generally restored to accrual status when the obligation is brought to a current status by the borrower.
Allowance for Loan Losses and Impaired Loans
The Company classifies its loan portfolio into six segments for purposes of determining its allowance for loan losses: one- to four-family, multi-family, commercial real estate, construction and development, consumer, and commercial business loans. This segmentation is based on the nature of the loan collateral and the purpose of the loan, which in the judgment of management are the primary risk characteristics that determine the allowance for loan loss. Loans in the one- to four-family, multi-family, and commercial real estate segments are secured principally by real estate. Loans in the consumer segment may be secured by real estate (such as of home equity loans and lines of credit), by personal property (such as automobiles), or may be unsecured. Loans in the commercial business segment are typically secured by equipment, inventory, receivables, other business assets, and in some instances, business and personal real estate, or may be unsecured. The commercial real estate segment

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
consists of non-residential loans secured by office, retail/wholesale, industrial/warehouse, and other properties. The construction and development segment consists of loans secured by one- to four-family, multi-family, commercial real estate, and developed and undeveloped land.
The allowance for loan losses for each segment is maintained at a level believed adequate by management to absorb probable losses inherent in each segment and is based on factors such as the size and current risk characteristics of the segments, an assessment of individual problem loans and pools of homogenous loans within the segments, and actual loss, delinquency, and/or risk rating experience within the segments. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors, to include regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any.
The allowance for loan losses for each segment is determined using a combined approach. Individual loans in the segments that have been identified as impaired are analyzed individually to determine an appropriate allowance for loan loss. In addition, the allowance for loan losses for each segment is augmented using a homogenous pool approach for loans in each segment that are current and/or have not been individually identified as impaired loans. The homogenous approach utilizes quantitative factors that are developed by management using the qualitative factors and other considerations outlined in the previous paragraph.
Loans are considered impaired when they are identified as such by the Company’s internal risk rating and loss evaluation process or when contractually past due 90 days or more with respect to interest or principal. Factors that indicate impairment include, but are not limited to, deterioration in a borrower’s financial condition, performance, or outlook, decline in the condition, performance, or fair value of the collateral for the loan (if any), payment or other default on the loan, and adverse economic or market developments in the borrower’s region or business segment. Accrual of interest is typically discontinued on impaired loans, although from time-to-time the Company may continue to accrue interest and/or recognize interest income on impaired loans when payments are being received and, in the judgment of management, collection of the principal is reasonably assured and/or the net recorded investment in the loan is deemed to be collectible.
The Company has various policies and procedures in place to monitor its exposure to credit risk including, but not limited to, a formal risk rating process, periodic loan delinquency reporting, periodic loan file reviews, financial updates from and visits to borrowers, and established past-due loan collection procedures. The Company formally evaluates its allowance for loan losses on a quarterly basis or more often as deemed necessary. A provision for loan loss is charged to operations based on this periodic evaluation. Actual loan losses are charged off against the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance.
Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on loans, the fair value of underlying collateral (if any), estimated losses on pools of homogeneous loans based on historical loss experience, changes in risk characteristics of the loan portfolio, and consideration of current economic trends, all of which may be susceptible to significant change.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
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
Foreclosed Properties and Repossessed Assets
Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Costs related to the development and improvement of property are capitalized, whereas costs related to holding the property are expensed. Gains and losses on sales are recognized based on the carrying value upon closing of the sale. In 2010 the Company revised its presentation of loss on foreclosed real estate, net, from non-interest income to non-interest expense. This correction resulted in the reclassification of $646 and $155 of net losses from non-interest income to non-interest expense in 2009 and 2008, respectively. This change had no impact on total assets, net income, or cash flows for 2009 or 2008.
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
Goodwill
Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Goodwill is analyzed annually for impairment or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. Goodwill is analyzed at the reporting unit level. The Company determined that the consolidated entity consists of one reporting

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
unit level, which is the level at which goodwill is analyzed. Management determined that there were no goodwill impairments in 2010, 2009, or 2008. The carrying value of goodwill at the end of each of these periods was $52,570.
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
Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding for basic EPS calculations. Vested shares of restricted stock which have been awarded under the management recognition plan (“MRP”) provisions of the Company’s 2004 and 2001 Stock Incentive Plans are also considered outstanding for basic EPS. Non-vested MRP and stock option shares are considered dilutive potential common shares and are included in the weighted-average number of shares outstanding for diluted EPS.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
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
In June 2009 the FASB amended certain accounting guidance related to the transfer of financial assets. This amended guidance must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The amended guidance must be applied to transfers occurring on or after the effective date. Earlier application was prohibited. Adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity.
In June 2009 the FASB amended certain accounting guidance related to the consolidation of variable interest entities. The amended guidance was effective as of the beginning of each entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. Adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
1. Summary of Significant Accounting Policies (continued)
In January 2010 the FASB issued new accounting guidance related to certain disclosures about fair value measurements. Certain aspects of the new guidance were effective for reporting periods beginning after December 15, 2009, which for the Company was the first quarter of 2010. However, certain other aspects are not effective until the first reporting period beginning after December 15, 2010, which will be the first quarter of 2011 for the Company. The Company’s partial adoption of the guidance in 2010 did not have an impact on its financial condition, results of operations, or liquidity, although it did affect the matters that will be disclosed in the financial statements. The Company’s adoption of the guidance that is effective in the first quarter of 2011 is not expected to have a material impact on the Company.
In July 2010 the FASB issued new accounting guidance related to certain disclosures about the credit quality of financing receivables and allowances for credit losses. Certain aspects of the new guidance were effective for reporting periods ending after December 15, 2010, which for the Company was the fourth quarter of 2010. Certain other aspects of the new guidance are not effective until the accounting periods beginning after December 15, 2010, which will be the first quarter of 2011 for the Company. In January of 2011 the FASB deferred the effective date for certain disclosure requirements related to troubled debt restructurings. It is anticipated that the new guidance related to troubled debt restructurings will be effective for interim and annual periods after June 15, 2011, which for the Company will be the second quarter of 2011. The Company’s adoption of this new guidance had no impact or is not expected to have an impact on its financial condition, results of operations or liquidity, although it does affect matters that are and/or will be disclosed in the financial statements related to the Company’s loans receivable.
In December 2010 the FASB issued new accounting guidance clarifying the presentation of pro forma information required for business combinations when a public company presents comparative financial information. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This new accounting guidance is not expected to have an impact on its financial condition, results of operations, or liquidity, but it may impact future financial disclosures if the Company were to engage in a future business combination.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$205,825	$395	$(252)	$205,968
Mutual funds	20,837	1,218	—	22,055

Total investment securities	226,662	1,613	(252)	228,023

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	314,858	105	(896)	314,067
Federal National Mortgage Association	30,594	293	(77)	30,810
Private-label CMOs	90,741	682	(3,821)	87,602
Government National Mortgage Association	2,711	44	—	2,755

Total mortgage-related securities	438,904	1,124	(4,794)	435,234

Total securities available-for-sale	$665,566	$2,737	$(5,046)	$663,257

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$594,024	$128	$(2,360)	$591,792
Mutual funds	21,546	831	(65)	22,312

Total investment securities	615,570	959	(2,425)	614,104

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	291,318	4,180	(310)	295,188
Federal National Mortgage Association	220,437	5,044	(723)	224,758
Private-label CMOs	120,780	104	(9,102)	111,782
Government National Mortgage Association	234,796	1,512	(1,188)	235,120

Total mortgage-related securities	867,331	10,840	(11,323)	866,848

Total securities available-for-sale	$1,482,901	$11,799	$(13,748)	$1,480,952

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
As of December 31, 2010, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. government and federal obligations	$252	4	$49,749	—	—	—	$252	$49,749

Total investment securities	252	4	49,749	—	—	—	252	49,749

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	880	7	187,848	$16	2	$11,688	896	199,536
Federal National Mortgage Association	77	5	26,372	—	—	—	77	26,372
Private-label CMOs	—	—	—	3,821	21	58,669	3,821	58,669

Total mortgage-related securities	957	12	214,220	3,837	23	70,357	4,794	284,577

Total	$1,209	16	$263,969	$3,837	23	$70,357	$5,046	$334,326

As of December 31, 2009, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. government and federal obligations	$2,360	24	$441,714	—	—	—	$2,360	$442,714
Mutual funds	—	—	—	$65	1	$644	65	644

Total investment securities	2,360	24	441,714	65	1	644	2,425	442,358

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	122	3	49,961	188	5	6,073	310	56,034
Federal National Mortgage Association	668	5	35,848	55	1	1,490	723	37,338
Government National Mortgage Association	1,106	5	84,135	82	3	7,039	1,188	91,174
Private-label CMOs	—	—	—	9,102	25	88,860	9,102	88,860

Total mortgage-related securities	1,896	13	169,944	9,427	34	103,462	11,323	273,406

Total	$4,256	37	$611,658	$9,492	35	$104,106	$13,748	$715,764

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
The Company has determined that the unrealized losses reported for its investment and mortgage-related securities as of December 31, 2010 and 2009, were temporary. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. The Company does not intend to sell these securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost.
A substantial portion of the Company’s securities that were in an unrealized loss position at December 31, 2010 and 2009, consisted of U.S. government and federal agency obligations and mortgage-related securities issued by government sponsored entities. Accordingly, the Company determined that none of those securities were other-than-temporarily impaired as of those dates. The Company also determined that none of its private-label CMOs were other-than-temporarily impaired as of those dates. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities. As of December 31, 2010, the Company had private-label CMOs with an aggregate carrying value of $35,735 and unrealized loss of $1,981 that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. Based on this analysis, management concluded that none of these securities were other-than-temporarily impaired as of December 31, 2010. Private-label CMOs rated less than investment grade at December 31, 2009 had a carrying value of $31,697 and an unrealized loss of $2,763.
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
Results of operations included gross realized gains on the sale of securities available-for-sale of $16,041, $7,589, and $7,192 for 2010, 2009, and 2008, respectively. Gross realized losses on the sale of securities available-for-sale was $75 in 2010, and zero for 2009 and 2008.
The amortized cost and fair values of securities by contractual maturity at December 31, 2010, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	—	—
Due after one year through five years	—	—
Due after five years through ten years	$157,825	$158,114
Due after ten years	48,000	47,855
Mutual funds	20,837	22,054
Mortgage-related securities	438,904	435,234

Total securities available for sale	$665,566	$663,257

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
The following table summarizes the adjustment to other comprehensive income and the related tax effect for securities available-for-sale for each of the three years ended December 31:

	2010	2009	2008

Change in unrealized holding gain (loss):
Unrealized net gains (losses)	$(359)	$17,749	$(8,897)
Related tax expense (benefit)	(143)	6,137	(2,962)

Change in other comprehensive income	$(216)	$11,612	$(5,935)

Investment securities with a fair value of approximately $68,500 and $394,800 at December 31, 2010 and 2009, respectively, were pledged to secure deposits, FHLB advances, and for other purposes as permitted or required by law.
3. Loans Receivable
Loans receivable is summarized as follows:

	December 31
	2010	2009
Permanent mortgage loans:
One- to four-family	$531,874	$644,852
Multi-family	247,210	200,222
Commercial real estate	248,253	262,855

Total permanent mortgages	1,027,337	1,107,929

Construction and development loans:
One- to four-family	13,479	11,441
Multi-family	19,308	52,323
Commercial real estate	24,939	27,040
Land	25,764	33,758

Total construction and development	83,490	124,562

Total mortgage loans	1,110,827	1,232,491

Consumer loans:
Fixed term home equity	103,619	124,519
Home equity lines of credit	87,383	88,796
Student	17,695	19,793
Home improvement	24,551	28,441
Automobile	2,814	4,077
Other	7,436	9,871

Total consumer loans	243,498	275,497
Commercial business loans	50,123	47,708

Gross loans receivable	1,404,448	1,555,696
Undisbursed loan proceeds	(32,345)	(32,690)
Allowance for loan losses	(47,985)	(17,028)
Deferred fees and costs, net	(549)	78

Total loans receivable, net	$1,323,569	$1,506,056

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Michigan, and Minnesota.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
At December 31, 2010 and 2009, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $200,000 and $796,000, respectively, were pledged to secure FHLB advances.
The unpaid principal balance of loans serviced for others was $1,076,772 and $1,006,279 at December 31, 2010 and 2009, respectively. These loans are not reflected in the consolidated financial statements.
A summary of the activity in the allowance for loan losses follows:

	Year Ended December 31
	2010	2009	2008
Balance at beginning of period	$17,028	$12,208	$11,774
Provision for loan losses	49,619	12,413	1,447

Charge-offs:
One- to four-family	(528)	(397)	(167)
Multi-family	(140)	(4,523)	—
Commercial real estate	(11,621)	(1,989)	(446)
Construction and development	(3,515)	—	—
Consumer	(776)	(527)	(411)
Commercial business	(2,140)	(210)	(34)

Total charge-offs	(18,720)	(7,646)	(1,058)

Recoveries:
One- to four-family	20	1	—
Commercial real estate	1	19	—
Consumer	37	33	45

Total recoveries	58	53	45

Net charge-offs	(18,662)	(7,593)	(1,013)

Balance at end of period	$47,985	$17,028	$12,208

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
The following table summarizes the allowance for loan losses by loan portfolio segment during the year ended December 31, 2010. The table also summarizes the allowance for loan loss and loans receivable at December 31, 2010, by the nature of the impairment evaluation, either individually or collectively (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	One- to			Construction
	Four-	Multi-	Commercial	and		Commercial
	Family	Family	Real Estate	Development	Consumer	Business	Total

Allowance for loan losses:
Beginning balance	$2,806	$3,167	$5,715	$1,172	$2,243	$1,925	$17,028
Provision	1,428	6,238	27,790	12,484	(77)	1,756	49,619
Charge-offs	(528)	(140)	(11,621)	(3,515)	(776)	(2,140)	(18,720)
Recoveries	20	—	1	—	37	—	58

Ending balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985

Loss allowance individually evaluated for impairment	$1,122	$7,134	$12,853	$9,384	$641	$437	$31,571

Loss allowance collectively evaluated for impairment	$2,604	$2,131	$9,032	$757	$786	$1,104	$16,414

Loan receivable balances at December 31, 2010:
Loans individually evaluated for impairment	$18,972	$40,675	$55,849	$27,607	$1,763	$4,799	$149,665
Loans collectively evaluated for impairment	505,100	206,034	189,536	34,442	241,673	45,653	1,222,438

Total loans receivable	$524,072	$246,709	$245,385	$62,049	$243,336	$50,452	$1,372,103

In 2010 the Company increased the value for certain factors it uses to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these changes necessary and prudent in light of continued declines in real estate values, persistent weaknesses in economic conditions, and high levels of unemployment. The Company estimates that these changes, as well as overall increases in the balance of loans to which the various factors are applied, resulted in a $7.3 million increase in the total allowance for loan losses during the twelve months ended December 31, 2010.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
The following table presents information regarding impaired loans that have a related allowance for loan loss and those that do not as of December 31, 2010 (the loans receivable amounts in the table are net of undisbursed loan proceeds)

	Loans	Unpaid	Related	Average Loan	Interest
	Receivable	Principal	Allowance	Receivable	Income
	Balance, Net	Balance	for Loss	Balance, Net	Recognized

Impaired loans with an allowance recorded:
One- to four-family	$5,301	$5,301	$1,182	$5,411	$21
Multi-family	31,461	31,461	6,834	14,431	460

Commercial real estate:
Office	11,190	11,190	4,938	4,208	—
Retail/wholesale/mixed	16,205	16,205	7,310	5,404	45
Industrial/warehouse	1,419	1,419	305	416	19
Other	714	714	300	143	—

Total commercial real estate	29,528	29,528	12,853	10,171	64

Construction and development:
One- to four-family	—	—	—	—	—
Multi-family	4,440	4,440	568	888	—
Commercial real estate	8,923	8,923	4,791	1,785	—
Land	5,477	5,477	3,965	4,896	—

Total construction and development	18,840	18,840	9,324	7,569	—

Consumer:
Home equity	543	543	513	544	19
Student	—	—	—	—	—
Other	176	176	128	177	5

Total consumer	719	719	641	721	24

Commercial business:
Term loans Term loans	1,712	1,712	568	746	—
Lines of credit	400	400	169	80	—

Total commercial business	2,112	2,112	737	826	—

Total with an allowance recorded	$87,961	$87,961	$31,571	$39,129	$569

Impaired loans with no allowance recorded:
One- to four-family	$13,381	$13,526	—	$9,383	$14
Multi-family	6,328	6,468	—	3,759	—

Commercial real estate:
Office	725	725	—	145	—
Retail/wholesale/mixed	10,513	16,150	—	6,908	—
Industrial/warehouse	687	927	—	597	—
Other	1,794	2,632	—	2,599	—

Total commercial real estate	13,719	20,434	—	10,249	—

Construction and development:
One- to four-family	—	—	—	—	—
Multi-family	100	100	—	20	—
Commercial real estate	3,818	3,818	—	764	—
Land	3,812	7,187	—	4,336	—

Total construction and development	7,730	11,105	—	5,120	—

Consumer:
Home equity	826	826	—	852	21
Student	—	—	—	—	—
Other	99	99	—	17	3

Total consumer	925	925	—	869	24

Commercial business:					—
Term loans	1,138	1,819	—	1,206	—
Lines of credit	16	667	—	472	—

Total commercial business	1,332	2,486	—	1,678	—

Total with no allowance recorded	$43,414	$54,944	—	$31,058	$38

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2010 (all amounts in the tables are net of undisbursed loan proceeds):

			Special
	Pass	Watch	Mention	Substandard	Total

One- to four-family	$505,100	—	—	$18,972	$524,072
Multi-family	164,177	$27,521	$6,429	48,582	246,709

Commercial real estate:
Office	67,764	5,089	—	13,014	85,867
Retail/wholesale/mixed use	63,254	22,888	545	28,119	114,806
Industrial/warehouse	25,400	3,488	—	3,446	32,334
Other	5,503	4,062	502	2,311	12,378

Total commercial real estate	161,921	35,527	1,047	46,890	245,385

Construction and development:
One- to four-family	6,382	—	—	—	6,382
Multi-family	5,556	—	—	4,609	10,165
Commercial real estate	6,267	—	—	13,740	20,007
Land	14,095	203	887	10,310	25,495

Total construction/development	32,300	203	887	28,659	62,049

Consumer:
Home equity	214,132	—	—	1,421	215,553
Student	17,695	—	—	—	17,695
Other	9,846	—	—	342	10,188

Total consumer	241,673	—	—	1,763	243,436

Commercial business:
Term loans	20,322	1,314	403	3,155	25,194
Lines of credit	20,991	2,527	96	1,644	25,258

Total commercial business	41,313	3,841	499	4,799	50,452

Total	$1,146,484	$67,092	$8,862	$149,665	$1,372,103

Loans rated “pass” or “watch” are generally current on contractual loan and principal payments and comply with other contractual loan terms. Pass loans generally have no noticeable credit deficiencies or potential weaknesses. Loans rated watch, however, will typically exhibit early signs of credit deficiencies or potential weaknesses that deserve management’s close attention. Loans rated “special mention” do not currently expose the Company to a sufficient degree of risk to warrant a lower rating, but possess clear trends in credit deficiencies or potential weaknesses that deserve management’s close attention. The allowance for loan losses on loans rated pass, watch, or special mention is typically evaluated collectively for impairment using a homogenous pool approach. This approach utilizes quantitative factors developed by management from its assessment of historical loss experience, qualitative factors, and other considerations.
Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at December 31, 2010. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at December 31, 2010.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
The following table contains information relating to the past due and non-accrual status of the Company’s loans receivable as of December 31, 2010 (all amounts in the table are net of undisbursed loan proceeds):

	Past Due Status						Total
	30-59	60-89	> 90	Total	Total	Total	Non-
	Days	Days	Days	Past Due	Current	Loans	Accrual

One- to four-family	$6,704	$3,256	$18,684	$28,644	$495,428	$524,072	$18,684
Multi-family	6,847	10,337	14,557	31,741	214,968	246,709	31,660

Commercial real estate:
Office	1,936	1,072	3,081	6,089	79,778	85,867	11,915
Retail/wholesale/mixed	2,164	1,364	12,870	16,398	99,460	115,858	25,695
Industrial/warehouse	—	—	853	853	31,481	32,334	2,107
Other	—	—	1,527	1,527	9,799	11,326	1,527

Total commercial real estate	4,100	2,436	18,331	24,867	220,518	245,385	41,244

Construction and development:
One- to four-family	—	—	—	—	6,382	6,382	—
Multi-family	—	4,441	—	4,441	5,724	10,165	4,540
Commercial real estate	2,975	843	—	3,818	16,189	20,007	12,741
Land	112	—	9,282	9,394	16,101	25,495	9,282

Total construction	3,087	5,284	9,282	17,653	44,396	62,049	26,563

Consumer:
Home equity	855	400	1,369	2,624	212,929	215,553	1,369
Student	485	140	373	998	16,697	17,695	—
Other	183	96	275	554	9,634	10,188	275

Total consumer	1,523	636	2,017	4,176	239,260	243,436	1,644

Commercial business:
Term loans	150	246	1,992	2,388	22,806	25,194	2,185
Lines of credit	523	—	194	717	24,541	25,258	594

Total commercial	673	246	2,186	3,105	47,347	50,452	2,779

Total	$22,934	$22,195	$65,057	$110,186	$1,261,917	$1,372,103	$122,574

As of December 31, 2010 and 2009, $373 and $834 in student loans, respectively, were 90-days past due, but remained in on accrual status. No other loans 90-days past due were in accrual status as of either date.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
4. Mortgage Servicing Rights
The activity in mortgage servicing rights during the years ended December 31 is presented in the following table.

	2010	2009	2008

Mortgage servicing rights at beginning of year	$7,186	$4,525	$4,708
Additions	3,866	5,684	1,404
Amortization	(3,277)	(3,023)	(1,587)

Mortgage servicing rights at end of year	7,775	7,186	4,525
Valuation allowance	(6)	(287)	(822)

Mortgage servicing rights at end of year	$7,769	$6,899	$3,703

The following table shows the estimated future amortization expense for mortgage servicing rights for the years ended December 31:

2011	$1,315
2012	1,209
2013	1,145
2014	1,094
2015	1,054
Thereafter	1,952

Total	$7,769

The projection of amortization for mortgage servicing rights is based on existing asset balances and interest rate environment as of December 31, 2010. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, loan prepayments, and market conditions.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
5. Other Assets
Other assets are summarized as follow:

	December 31
	2010	2009

Accrued interest:
Mortgage-related securities	$1,432	$4,651
Investment securities	511	1,875
Loans receivable	5,506	6,795

Total accrued interest	7,449	13,321
Bank owned life insurance	55,600	53,295
Premises and equipment, net	51,165	51,715
Federal Home Loan Bank stock, at cost	46,092	46,092
Prepaid FDIC insurance premiums	8,694	12,521
Other assets	85,709	29,762

Total other assets	$254,709	$206,706

Premises and equipment are summarized as follows:

	December 31
	2010	2009

Land and land improvements	$17,578	$17,523
Office buildings	52,116	51,376
Furniture and equipment	18,648	18,448
Leasehold improvements	1,213	1,189

Total cost	89,555	88,536
Accumulated depreciation and amortization	(38,390)	(36,821)

Total premises and equipment, net	$51,165	$51,715

Depreciation expense for 2010, 2009, and 2008 was $2,600, $2,567, and $2,469, respectively.
The Company leases various branch offices, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2017. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2010:

Amount
2011	$822
2012	674
2013	610
2014	588
2015	588
Thereafter	2,200

Total	$5,482

Rent expense was $969, $1,146, and $1,238, in 2010, 2009, and 2008, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
6. Deposits Liabilities
Deposit liabilities are summarized as follows:

	December 31
	2010	2009

Checking accounts:
Non-interest-bearing	$94,446	$94,619
Interest-bearing	219,136	211,448

Total checking accounts	313,582	306,067

Money market accounts	423,923	345,144
Regular savings accounts	210,334	196,983

Certificate of deposits:
Due within one year	825,661	992,752
After one but within two years	126,710	145,385
After two but within three years	134,120	23,370
After three but within four years	29,890	98,274
After four but within five years	14,090	29,533
After five years	—	—

Total certificates of deposit	1,130,471	1,289,314

Total deposit liabilities	$2,078,310	$2,137,508

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more was $283,050 and $313,053 at December 31, 2010 and 2009, respectively.
Interest expense on deposits was as follows:

	Year Ended December 31
	2010	2009	2008

Interest-bearing checking accounts	$107	$121	$376
Money market accounts	2,075	2,795	8,245
Regular savings accounts	104	181	609
Certificate of deposits	26,320	41,471	55,459

Total interest expense on deposit liabilities	$28,606	$44,568	$64,689

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings
Borrowings consist of the following:

	December 31, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	249	4.17	264	4.17
Thereafter	49,685	5.22	806,715	4.23

Total borrowings	$149,934	4.79%	$906,979	4.26%

All of the Company’s FHLB advances are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. In 2010 the Company voluntarily repaid $756,000 of FHLB advances prior to their scheduled maturities and incurred $89,300 prepayment penalty. At December 31, 2010, $100,000 of the Company’s FHLB advances maturing in 2012 are redeemable on a quarterly basis at the option of the FHLB of Chicago.
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
The Company has a $5,000 and a $10,000 line of credit with two financial institutions. At December 31, 2010 and 2009, no amounts were outstanding on these lines of credit.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2010, that the Bank met all capital adequacy requirements. Management is not aware of any conditions or events, which would change the Bank’s status as well capitalized.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
8. Shareholders’ Equity (continued)
The Bank’s actual and required regulatory capital amounts and ratios as of December 31, 2010 and 2009, are presented in the following table:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital	$245,628	17.86%	$110,044	8.00%	$137,555	10.00%
(to risk-weighted assets)
Tier 1 capital	228,434	16.61	55,022	4.00	82,533	6.00
(to risk-weighted assets)
Tier 1 capital	228,434	9.12	100,215	4.00	125,268	5.00
(to adjusted total assets)

As of December 31, 2009:
Total capital	$348,741	20.86%	$133,772	8.00%	$167,215	10.00%
(to risk-weighted assets)
Tier 1 capital	339,847	20.32	66,886	4.00	100,329	6.00
(to risk-weighted assets)
Tier 1 capital	339,847	9.84	138,158	4.00	172,697	5.00
(to adjusted total assets)
The following table presents reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	December 31, 2010
	Risk-	Tier I
	Based	(Core)
	Capital	Capital

Stockholder’s equity according to the Bank’s records	$311,279	$311,279
Net unrealized loss on securities available for sale, net of taxes	1,383	1,383
Additional minimum pension asset, net of taxes	5,514	5,514
Goodwill and intangibles	(53,569)	(53,569)
Investment in “non-includable” subsidiaries	(3,273)	(3,273)
Disallowed deferred tax assets	(32,900)	(32,900)
Allowance for loan losses	17,194	—

Regulatory capital	$245,628	$228,434

Accumulated other comprehensive income is as follows:

	December 31
	2010	2009
Net unrealized loss on securities available-for-sale	$(1,383)	$(1,167)
Additional minimum pension asset	(5,514)	(1,239)

Accumulated other comprehensive income (loss)	$(6,897)	$(2,406)

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
9. Earnings (Loss) Per Share
The computation of the Company’s basic and diluted earnings (loss) per share is presented in the following table.

	Year Ended December 31
	2010	2009	2008

Basic earnings (loss) per share:
Net income (loss)	$(72,640)	$13,725	$17,156

Weighted average shares outstanding	45,529,126	46,177,189	47,212,574
Allocated ESOP shares during the period	63,068	327,251	327,250
Vested MRP shares during the period	4,276	61,455	186,636

Basic shares outstanding	45,596,490	46,565,895	47,726,460

Basic earnings (loss) per share	$(1.59)	$0.29	$0.36

Diluted earnings (loss) per share:
Net income (loss)	$(72,640)	$13,725	$17,156

Weighted average shares outstanding used in basic earnings (loss) per share	45,569,490	46,565,895	47,726,460
Net dilutive effect of:
Stock option shares	—	612,584	898,416
Non-vested MRP shares	—	—	4,363

Diluted shares outstanding	45,569,490	47,178,479	48,629,239

Diluted earnings (loss) per share	$(1.59)	$0.29	$0.35

The Company had stock options for 1,974,000, 2,064,000, and 2,133,800 shares outstanding at December 31, 2010, 2009, and 2008, respectively, which were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.56, $10.75, and $10.75, as of those same dates, respectively.
10. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $169 in 2010, $181 in 2009, and $155 in 2008.
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

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The changes in benefit obligations and plan assets at December 31, 2010 and 2009, are presented in the following table.

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$35,032	$30,389	$7,448	$7,233
Service cost	1,939	1,765	—	197
Interest cost	2,023	1,821	426	430
Actuarial loss (gain)	5,372	1,801	382	(115)
Benefits paid	(962)	(744)	(297)	(297)

Benefit obligation at end of year	$43,404	$35,032	$7,959	$7,448

Change in plan assets:
Fair value of plan assets at beginning of year	$35,634	$24,943	—	—
Actual return on plan assets	986	6,435	—	—
Employer contributions	5,000	5,000	$297	$297
Benefits paid	(962)	(744)	(297	(297)

Fair value of plan assets at end of year	40,658	35,634	—	—

Funded status at the end of the year	$(2,746)	$602	$(7,959)	$(7,448)

The underfunded status of the qualified and supplemental pension plans at December 31, 2010, are recognized in the statement of condition as accrued pension liability.
Unrecognized net losses (gains) in accumulated other comprehensive income, net of tax, are $5,792 and $1,785 for the qualified pension plan and $(217) and $(446) for the supplemental pension plan as of December 31, 2010 and 2009, respectively.
The estimated net of tax costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is $865 for the qualified plan. The accumulated benefit obligations for the defined benefit pension plan were $39,084 at December 31, 2010, and $32,081 at December 31, 2009.
The assumptions used to determine the benefit obligation as of December 31 is as follows:

	2010	2009

Discount rate	5.32%	5.84%
Rate of increase in compensation levels	3.50%	3.50%
Expected long-term rate of return on plan assets (qualified plan)	6.50%	6.50%

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The assumptions used to determine the net cost for the years ended December 31 is as follows:

	2010	2009	2008

Discount rate	5.84%	6.07%	6.25%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets (qualified plan)	6.50%	7.00%	7.00%
The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.
Using an actuarial measurement date of December 31, 2010, 2009, and 2008, components of net periodic benefit cost follow:

	2010	2009	2008

Qualified pension plan:
Interest cost	$2,023	$1,821	$1,657
Service cost	1,939	1,764	1,743
Expected return on plan assets	(2,291)	(1,719)	(1,953)
Amortization of unrecognized prior service cost	—	—	23
Amortization of net loss	—	558	—

Net periodic cost	$1,671	$2,424	$1,470

Supplemental pension plan:
Interest cost	$426	$430	$421
Service cost	—	196	184
Amortization of prior service cost	—	—	—

Net periodic cost	$426	$626	$605

At December 31, 2010, the projected benefit payments for each of the plans are as follows:

	Qualified	Supplemental
	Plan	Plan	Total

2011	$1,282	$297	$1,579
2012	1,522	956	2,478
2013	1,921	956	2,877
2014	2,168	956	3,124
2015	2,460	717	3,177
2016 — 2020	16,202	3,381	19,583

Total	$25,555	$7,263	$32,818

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The fair value of the Company’s pension plan assets at December 31, 2010, is summarized as follows:

		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3

Asset category:
Money market fund	$262	—	$262	—
Equity security	1,022	$1,022	—	—
Immediate participation guarantee contract	39,374	—	—	$39,374

Total	$40,658	$1,022	$262	$39,374

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
The following table presents a summary of the changes in the fair value of the pension plan’s Level 3 asset during the year ended December 31, 2010. As noted above, the Company’s Level 3 asset consists entirely of a group annuity contract issued by an insurance company.

Amount
Fair value at December 31, 2009	$34,312
Actual return on plan assets	1,024
Employer contribution	5,000
Benefits paid	(962)

Fair value at December 31, 2010	$39,374

The Company has a deferred retirement plan for certain non-officer directors who have provided at least five years of service. All eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. The Company has funded these arrangements through “rabbi trust” arrangements and, based on actuarial analyses, believes these obligations are adequately funded. The Company also has supplemental retirement plans for certain executives of a financial institution it acquired in 2000. The liabilities related to these plans were $3,297 and $3,221 at December 31, 2010 and 2009, respectively. The net expense (revenue) related to these plans for the years ended December 31, 2010, 2009, and 2008 was $221, $226, and $(57), respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
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
In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provides for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of December 31, 2010, options for 1,472,362 shares and 627,721 MRP shares remain eligible for award under the 2004 Plan.
MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $91 for 2010, $704 for 2009, and $1,735 for 2008. Outstanding non-vested MRP grants had a fair value of $197 and an unamortized cost of $342 at December 31, 2010. The cost of these shares is expected to be recognized over a weighted-average period of 1.6 years.
The Company recorded stock option compensation expenses of $46, $168, and $300, for 2010, 2009, and 2008 respectively. As of December 31, 2010, there was $220 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 2.0 years.
The following schedule reflects activity in the Company’s vested and non-vested stock options and related weighted average exercise prices for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise	Options	Exercise

Outstanding at beginning of year	3,129,398	$8.1823	3,445,967	$7.8763	4,090,628	$7.3650
Granted	120,000	5.7733	—	—	82,000	11.6870
Exercised	(576,934)	3.2056	(246,769)	3.2056	(667,461)	4.9956
Forfeited	(210,000)	10.673	(69,800)	10.6707	(59,200)	10.6730

Outstanding at end of year	2,462,464	$9.0184	3,129,398	$8.1823	3,445,967	$7.8763

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
The following table provides additional information regarding the Company’s outstanding options as of December 31, 2010.

	Remaining	Non-Vested Options		Vested Options
	Contractual	Stock	Intrinsic	Stock	Intrinsic
	Life	Options	Value	Options	Value

Exercise price:
$ 3.2056	0.3 years	—	—	488,464	$769
$10.6730	3.3 years	—	—	1,722,000	—
$12.2340	5.5 years	10,000	—	40,000	—
$11.1600	7.3 years	19,200	—	12,800	—
$12.0250	7.6 years	30,000	—	20,000	—
$ 7.2260	9.3 years	50,000	—	—	—
$ 4.7400	10.0 years	70,000	—	—	3

Total		179,200	—	2,283,264	$772

Weighted average remaining contractual life		8.9 years		2.8 years

Weighted average exercise price		$7.7576		$9.1174

The total intrinsic value of options exercised was $1,844, $1,337, and $4,304 during 2010, 2009, and 2008, respectively. The weighted average grant date fair value of non-vested options at December 31, 2010, was $1.50 per share. There were no forfeitures of non-vested options during 2010; however, 120,000 options were granted, and options for 26,400 shares became vested during this period.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. There were no options granted during 2009. The following weighted-average assumptions were used to value 82,000 options granted during 2008: risk free interest rate of 3.15%, dividend yield of 3.00%, expected stock volatility of 18.2%, and expected term to exercise of 7.5 years. The following weighted-average assumptions were used to value 120,000 options granted during 2010: risk free interest rate of 2.42%, dividend yield of 2.44%, expected stock volatility of 25.0%, and expected term to exercise of 7.5 years.
The Company maintains an Employee Stock Ownership Plan (“ESOP”) for its employees. The ESOP is a qualifying plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. In 2000 and 2001, the ESOP borrowed a total of $8,999 and purchased 3,271,946 of the Company’s common shares on various dates in 2000, 2001, and 2002. ESOP expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. Beginning in 2001, one-tenth of the shares were scheduled to be released each year. Also, additional shares could have been released as the ESOP trust received cash dividends from the unallocated shares held in the trust. As of December 31, 2010, no shares remained to be allocated in the ESOP. ESOP expense for the years ended December 31, 2010, 2009, and 2008, was $782, $2,969, and $3,615, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
The following table summarizes shares of Company common stock held by the ESOP at December 31.

	2010	2009	2008

Shares allocated to participants in fiscal year	126,175	327,251	327,250
Unallocated and unearned shares	—	126,175	453,426
Fair value of unearned ESOP shares	—	$874	$5,233
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
The provision for income taxes consists of the following:

	Year Ended December 31
	2010	2009	2008

Current income tax expense (benefit):
Federal	$(17,924)	$7,193	$15,281
State	90	88	83

Current income tax expense (benefit)	(17,834)	7,281	15,364

Deferred income tax expense (benefit):
Federal	(22,388)	210	(6,267)
State	(9,687)	(2,073)	(3)

Deferred income tax expense (benefit)	(32,075)	(1,863)	(6,270)

Income tax expense (benefit)	$(49,909)	$5,418	$9,094

Income tax expense (benefit) differs from the provision computed at the federal statutory corporate rate as follows:

	Year Ended December 31
	2010	2009	2008

Income (loss) before provision for income taxes	$(122,548)	$19,143	$26,249

Tax expense (benefit) at federal statutory rate	$(42,892)	$6,700	$9,188
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(6,269)	510	52
Bank owned life insurance	(842)	(751)	(873)
Reversal of valuation allowance, net of federal benefit	—	(1,800)	—
Executive compensation in excess of Section 162(m) limit	—	141	143
Tax return and other reserve adjustments	47	230	492
Other	47	388	92

Income tax expense (benefit)	$(49,909)	$5,418	$9,094

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
12. Income Taxes (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2010	2009

Deferred tax assets:
Loan loss reserves	$19,261	$6,834
Federal net operating losses and AMT credits	12,441	—
State net operating losses	5,279	778
Pension	6,907	4,025
Other-than-temporary impairment of investment securities	3,493	3,599
Non-deductible losses on foreclosed real estate	2,421	163
Deferred compensation	1,512	1,553
Unrealized loss on investment securities	925	782
Restricted stock amortization	135	312
Other	998	409

Total deferred tax assets	53,372	18,455
Valuation allowance	(135)	(135)

Total deferred tax assets, net of valuation allowance	53,237	18,320

Deferred tax liabilities:
FHLB stock dividends	5,130	5,130
Purchase accounting adjustments	3,341	3,639
Mortgage servicing rights	3,118	2,769
Property and equipment depreciation	987	1,001
Other	341	607

Total deferred tax liabilities	12,917	13,146

Net deferred tax asset	$40,320	$5,174

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
For federal and state income tax purposes, the Company has net operating loss and AMT credit carryovers of $38.1 million and $101.7 million available to offset against future income, respectively. The carryovers expire in the years 2011 through 2025 if unused. The Company continues to carry a $135 valuation allowance against the small portion of the state income tax loss carryover that relates to the parent company’s net operating losses prior to 2009, as well as certain other deferred tax assets. At December 31, 2010, the Company believed it was more likely than not that the tax benefit of the parent company’s net operating losses prior to 2009, as well as certain other deferred tax assets, would not be realized. However, as time passes the Company will be able to better assess the amount of tax benefit it will realize from using these items.
In 2010 the Company corrected its presentation of the deferred tax asset amount for its pension as of December 31, 2009. This resulted in a decrease to deferred tax assets of $1,619 related to the pension. This correction had no impact on the basic financial statements.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
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
Financial instruments whose contract amounts represent credit risk are as follows:

	December 31
	2010	2009

Unused consumer lines of credit	$146,381	$150,424
Unused commercial lines of credit	20,856	18,904
Commitments to extend credit:
Fixed rate	73,340	35,769
Adjustable rate	1,784	2,185
Undisbursed commercial loans	462	524
Standby letters of credit	339	111
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
As of December 31, 2010 and 2009, net unrealized gains (losses) of $1,474 and $(306), respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized losses of $(801) and $(67) on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
13. Financial Instruments with Off-Balance-Sheet Risk (continued)
The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated.

	December 31, 2010		December 31, 2009
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Interest rate lock commitments	$14,003	$(57)	$15,433	$(69)
Forward commitments	49,854	1,531	27,668	375

Net unrealized gain (loss)		$1,474		$(306)

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
December 31, 2010
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
The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$232,832	$232,832	$227,658	$227,658
Securities available-for-sale	663,257	663,257	1,480,952	1,480,952
Loans held-for-sale	37,819	37,819	13,534	13,534
Loans receivable, net	1,323,569	1,213,460	1,506,056	1,483,981
Mortgage servicing rights	7,769	9,368	6,899	7,720
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	7,449	7,449	13,321	13,321
Deposit liabilities	2,078,310	1,967,742	2,137,508	2,061,164
Borrowings	149,934	163,521	906,979	994,300
Advance payments by borrowers	2,697	2,697	2,508	2,508
Accrued interest payable	2,428	2,428	4,228	4,228
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
December 31, 2010
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

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$37,819	—	$37,819
Securities available-for-sale:
Investment securities	$22,054	205,970	—	228,024
Mortgage-related securities	—	435,234	—	435,234

Total	$22,054	$679,023	—	$701,077

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$13,534	—	$13,534
Securities available-for-sale:
Investment securities	$22,312	591,792	—	614,104
Mortgage-related securities	—	866,848	—	866,848

Total	$22,312	$1,472,174	—	$1,494,486

For purposes of the impairment testing of mortgage servicing rights, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Although not included in the above table, the Company considers the fair value of mortgage servicing rights to be Level 3 in the fair value hierarchy. Pools determined to be impaired at December 31, 2010, had an amortized cost basis of $390 and a fair value of $384 as of that date. Accordingly, the Company recorded a valuation allowance of $6 as of December 31, 2010, as well as a corresponding charge to earnings equal to the change in this valuation allowance during the twelve months then ended.
Prior to 2009, loans held-for-sale are recorded at lower of cost or fair value and therefore were reported at fair value on a non-recurring basis. For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the collateral value method) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the discounted cash flow method). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $31,571 was recorded for loans with a recorded investment of $149,665 at December 31, 2009. These comparable amounts at December 31, 2009, were $6,033 and $16,299, respectively.

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
14. Fair Value of Financial Instruments (continued)
Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of December 31, 2010, $17,742 in foreclosed properties were valued at collateral value compared to $10,442 at December 31, 2009.
15. Condensed Parent Company Only Financial Statements
STATEMENT OF FINANCIAL CONDITION

	December 31
	2010	2009

Assets

Cash and cash equivalents	$4,474	$8,787
Investment in subsidiary	308,354	391,670
Receivable from ESOP	—	347
Other assets	125	1,744

Total assets	$312,953	$402,548

Liabilities and shareholders’ equity

Other liabilities	—	$71

Shareholders’ equity:
Common stock—$0.01 par value:
Authorized—200,000,000 shares in 2010 and 2009
Issued—78,783,849 shares in 2010 and 2009
Outstanding—45,769,443 in 2010 and 46,165,635 shares in 2009	$788	788
Additional paid-in capital	494,377	499,376
Retained earnings	191,238	272,518
Unearned ESOP shares	—	(347)
Accumulated other comprehensive income	(6,897)	(2,406)
Treasury stock—33,014,406 shares in 2010 and 32,618,214 shares in 2009	(366,553)	(367,452)

Total shareholders’ equity	312,953	402,477

Total liabilities and shareholders’ equity	$312,953	$402,548

Bank Mutual Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
(Dollars in Thousands, Except Per Share Amounts)
15. Condensed Parent Company Only Financial Statements (continued)
STATEMENT OF INCOME

	Year ended December 31
	2010	2009	2008

Total income	$43	$207	$354
Total expenses	846	1,077	1,460

Income (loss) before income taxes	(803)	(870)	(1,106)
Income tax expense (benefit)	(313)	(338)	(387)

Income (loss) before equity in earnings of subsidiary	(490)	(532)	(719)
Equity in earnings of subsidiary	(72,150)	14,257	17,875

Net income (loss)	$(72,640)	$13,725	$17,156

STATEMENT OF CASH FLOWS

	Year ended December 31
	2010	2009	2008

Operating activities:
Net income (loss)	$(72,640)	$13,725	$17,156
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of Bank subsidiary	72,150	(14,257)	(17,875)
Stock-based compensation	39	253	248
Change in other operating activities and liabilities	1,547	493	(2,076)

Net cash provided (used) by operating activities	1,096	214	(2,547)

Investing activities:
Dividends from Bank subsidiary	7,450	19,700	26,400
Other investing activities	78	(664)	(547)

Net cash provided by investing activities	7,528	19,036	25,853

Financing activities:
Cash dividends	(8,640)	(15,033)	(16,442)
Purchase of treasury stock	(5,029)	(14,397)	(29,927)
Proceeds from exercise of stock options	359	556	3,313
Excess tax benefit from exercise of stock options	26	276	379
Cash received for MRP grants from Bank subsidiary	—	—	9,997
Payments received on ESOP	347	900	900

Net cash used in financing activities	(12,937)	(27,698)	(31,780)

Decrease in cash and cash equivalents	(4,313)	(8,448)	(8,474)
Cash and cash equivalents at beginning of year	8,787	17,235	25,709

Cash and cash equivalents at end of year	$4,474	$8,787	$17,235

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The management of the Company, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, that the disclosure controls and procedures were effective.
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
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment and those criteria, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective.
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
Milwaukee, Wisconsin
We have audited the internal control over financial reporting of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 4, 2011 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 4, 2011

Item 9B. Other Information
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
Information in response to this item is incorporated herein by reference to “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 2, 2011 (the “2011 Annual Meeting Proxy Statement”).
Item 11. Executive Compensation
Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Directors’ Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Risk Management and Compensation” in the 2011 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2011 Annual Meeting Proxy Statement.
The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2010.

Number of securities
remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by security holders	2,462,464	$9.0184	2,100,083
Equity compensation plans not approved by security holders	None	None	None

(1)	Represents options granted under the 2001 Plan or 2004 Plan, which plans were approved by Company shareholders in 2001 and 2004, respectively.

(2)	Represents options and restricted stock which may be granted under the 2004 Plan. No further awards may be made under the 2001 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees” and “Certain Transactions and Relationships with the Company” in the 2011 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2011 Annual Meeting Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the Report:
1. and 2. Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of the Company and subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data”:
•	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements.

•	Consolidated Statements of Financial Condition—As of December 31, 2010 and 2009.

•	Consolidated Statements of Income—Years Ended December 31, 2010, 2009, and 2008.

•	Consolidated Statements of Equity—Years Ended December 31, 2010, 2009, and 2008.

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2010, 2009, and 2008.

•	Notes to Consolidated Financial Statements.
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

BANK MUTUAL CORPORATION
March 4, 2011

	By:	/s/ Michael T. Crowley, Jr. Michael T. Crowley, Jr.
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
Signature and Title

/s/ Michael T. Crowley, Jr. Michael T. Crowley, Jr., Chairman,	/s/ Thomas H. Buestrin Thomas H. Buestrin, Director
Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ David A. Baumgarten David A. Baumgarten, President and Director	/s/ Mark C. Herr Mark C. Herr, Director

/s/ Michael W. Dosland Michael W. Dosland, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Thomas J. Lopina, Sr. Thomas J. Lopina, Sr., Director

/s/ Richard L. Schroeder Richard L. Schroeder, Vice President and	/s/ William J. Mielke William J. Mielke, Director
Controller (Principal Accounting Officer)

/s/ David C. Boerke David C. Boerke, Director	/s/ Robert B. Olson Robert B. Olson, Director

/s/ Richard A. Brown Richard A. Brown, Director	/s/ Jelmer G. Swoboda Jelmer G. Swoboda, Director

*	Each of the above signatures is affixed as of March 4, 2011.

BANK MUTUAL CORPORATION
(“Bank Mutual Corporation” or the “Company”) **
Commission File No. 000-32107
EXHIBIT INDEX
TO
2010 REPORT ON FORM 10-K
The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2010:

		Incorporated Herein by	Filed
Exhibit	Description	Reference To	Herewith
3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company’s Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Bank Mutual Corporation Outside Directors’ Retirement Plan	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan ***	Exhibit 10.3 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (continuing , as amended, through 2013)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6(a)*	Form of Employment Agreements of Mr. Anderegg and Mr. Callen with Mutual Savings Bank, each dated as of January 1, 2001 (superseded)	Exhibit 10.7 to 2000 S-1

		Incorporated Herein by	Filed
Exhibit	Description	Reference To	Herewith
10.6(b)*	Form of Amendment thereto, dated as of May 2006 (superseded)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.6(c)*	Form of Employment Agreement (with Messrs. Anderegg, Dosland, Larson, and Mayne) +		X

10.7(a)*	Employment Agreement of Mr. Dosland with Bank Mutual dated as of August 18, 2008 (superseded)	Exhibit 10.1 to the Company’s Report on Form 8-K dated August 19, 2008

10.7(b)*	Amendment to Employment Agreement dated August 18, 2008, between Bank Mutual and Michael W. Dosland (superseded)	Exhibit 10.2 to the Company’s Report on Form 8-K dated August 19, 2008

10.8*	Employment Agreement of Mr. Baumgarten with Bank Mutual dated as of April 5, 2010 (continuing through 2012)	Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2010

10.9(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to Bank Mutual’s Annual Report on Form 10-K for the year ended December 31, 2000

10.9(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.10*	Bank Mutual Corporation 2001 Stock Incentive Plan, as amended May 7, 2002 (superseded, except as to outstanding awards)	Exhibit 10.1 to Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.11(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Appendix A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.11(b)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Director Stock Option Agreement (superseded)	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

10.11(b)(ii)*	2011 updated Form of Bank Mutual Director Stock Option Agreement ++		X

10.11(c)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.1(c ) to the 6/30/04 10-Q

		Incorporated Herein by	Filed
Exhibit	Description	Reference To	Herewith
10.11(c)(ii)*	2010 updated Bank Mutual Corporation Incentive Stock Option Agreement ++		X

10.11(d)*	Form of Restricted Stock Agreement thereunder — Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6/30/04 10-Q

10.11(e)(i)*	Form of Restricted Stock Agreement thereunder—Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6/30/04 10-Q

10.11(e)(ii)*	2010 updated Form of Bank Mutual Corporation Officers Management Recognition Award ++		X

10.12*	Bank Mutual Corporation Management Incentive Compensation Plan +	Exhibit 10.11 to 2009 10-K

21.1	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

**	As used in this Exhibit Index, references to Bank Mutual Corporation and the Company also include, where appropriate, Bank Mutual Corporation, a federally-chartered corporation and the predecessor of the current registrant.

***	Mutual Savings Bank is now known as “Bank Mutual.”

+	Included non-material changes from prior versions used with Messrs. Anderegg and Dosland, consistent with the compensation-related disclosures in the Company’s prior annual meeting proxy statements.

++	Includes non-material changes form prior version, consistent with the 2004 Plan.