Form 10-Q
period 2011-03-31
BANK MUTUAL CORP
filed 2011-05-04
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-31207
BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,989,845 shares, at May 4, 2011.

BANK MUTUAL CORPORATION
FORM 10-Q QUARTERLY REPORT

PART I
Item 1. Financial Statements
Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Financial Condition

	March 31	December 31
	2011	2010
	(Dollars in thousands)
Assets

Cash and due from banks	$26,498	$48,393
Interest-earning deposits	57,377	184,439

Cash and cash equivalents	83,875	232,832
Securities available-for-sale, at fair value:
Investment securities	206,037	228,023
Mortgage-related securities	576,522	435,234
Loans held-for-sale, net	3,908	37,819
Loans receivable, net	1,322,727	1,323,569
Foreclosed properties and repossessed assets	22,522	19,293
Goodwill	52,570	52,570
Mortgage servicing rights, net	7,862	7,769
Other assets	253,113	254,709

Total assets	$2,529,136	$2,591,818

Liabilities and equity

Liabilities:
Deposit liabilities	$2,017,996	$2,078,310
Borrowings	149,662	149,934
Advance payments by borrowers for taxes and insurance	11,948	2,697
Other liabilities	34,028	44,999

Total liabilities	2,213,634	2,275,940

Equity:
Preferred stock — $.01 par value:
Authorized — 20,000,000 shares in 2011 and 2010 Issued and outstanding — none in 2011 and 2010	—	—
Common stock — $.01 par value:
Authorized — 200,000,000 shares in 2011 and 2010 Issued — 78,783,849 shares in 2011 and 2010 Outstanding — 45,818,882 shares in 2011 and 45,769,443 in 2010	788	788
Additional paid-in capital	493,972	494,377
Retained earnings	190,906	191,238
Accumulated other comprehensive loss	(7,131)	(6,897)
Treasury stock — 32,964,967 shares in 2011 and 33,014,406 in 2010	(365,945)	(366,553)

Total shareholders’ equity	312,590	312,953
Non-controlling interest in real estate partnership	2,912	2,925

Total equity including non-controlling interest	315,502	315,878

Total liabilities and equity	$2,529,136	$2,591,818

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31
	2011	2010
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$17,873	$20,857
Investment securities	1,344	4,731
Mortgage-related securities	3,795	6,359
Interest-earning deposits	51	45

Total interest income	23,063	31,992

Interest expense:
Deposit liabilities	5,469	8,210
Borrowings	1,770	9,666
Advance payments by borrowers for taxes and insurance	1	1

Total interest expense	7,240	17,877

Net interest income	15,823	14,115
Provision for loan losses	3,180	3,366

Net interest income after provision for loan losses	12,643	10,749

Non-interest income:
Service charges on deposits	1,468	1,390
Brokerage and insurance commissions	614	586
Loan related fees and servicing revenue, net	251	158
Gain on loan sales activities, net	596	653
Gain on investments, net	1,113	4,384
Other non-interest income	1,753	1,797

Total non-interest income	5,795	8,968

Non-interest expense:
Compensation, payroll taxes, and other employee benefits	9,399	8,713
Occupancy and equipment	2,998	2,985
Federal insurance premiums and special assessment	1,022	1,011
Loss on foreclosed real estate, net	685	955
Other non-interest expense	2,946	2,898

Total non-interest expense	17,050	16,562

Income before income taxes	1,388	3,155
Income tax expense	361	1,051

Net income before non-controlling interest	1,027	2,104
Net loss (income) attributable to non-controlling interest	13	(1)

Net income	$1,040	$2,103

Per share data:
Earnings per share — basic	$0.02	$0.05

Earnings per share — diluted	$0.02	$0.05

Cash dividends per share paid	$0.03	$0.07

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

					Accumulated		Non-Controlling
		Additional		Unearned	Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total
				(Dollars in thousands, except per share data)
Balance at January 1, 2011	$788	$494,377	$191,238	—	$(6,897)	$(366,553)	$2,925	$315,878

Comprehensive income:
Net income	—	—	1,040	—	—	—	—	1,040
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(13)	(13)
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $331	—	—	—	—	495	—	—	495
Reclassification adjustment for gain on securities included in income, net of income taxes of $(446)	—	—	—	—	(667)	—	—	(667)
Pension asset, net of deferred income of $(41)	—	—	—	—	(62)	—	—	(62)

Total comprehensive income								794

Issuance of management recognition plan shares	—	(123)	—	—	—	123	—	—
Exercise of stock options	—	(352)	—	—	—	485	—	133
Share based payments	—	70	—	—	—	—	—	70
Cash dividends ($0.03 per share)	—	—	(1,372)	—	—	—	—	(1,372)

Balance at March 31, 2011	$788	$493,972	$190,906	—	$(7,131)	$(365,945)	$2,912	$315,502

Balance at January 1, 2010	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401

Comprehensive income:
Net income	—	—	2,103	—	—	—	—	2,103
Net income attributable to non-controlling interest	—	—	—	—	—	—	1	1
Other comprehensive income:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $2,485	—	—	—	—	3,709	—	—	3,709
Reclassification adjustment for gain on securities included in income, net of income taxes of $(1,758)	—	—	—	—	(2,626)	—	—	(2,626)

Total comprehensive income								3,187

Purchase of treasury stock	—	—	—	—	—	(4,527)	—	(4,527)
Committed ESOP shares	—	126	—	87	—	—	—	213
Share based payments	—	28	—	—	—	—	—	28
Cash dividends ($0.07 per share)	—	—	(3,203)	—	—	—	—	(3,203)

Balance at March 31, 2010	$788	$499,530	$271,418	$(260)	$(1,323)	$(371,979)	$2,925	$401,099

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31
	2011	2010
	(Dollars in thousands)
Operating activities:
Net income	$1,040	$2,103
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for loan losses	3,180	3,366
Net loss on foreclosed real estate	685	955
Provision for depreciation	649	651
Amortization of intangibles	102	101
Amortization of mortgage servicing rights	516	476
Increase (decrease) in valuation allowance on MSRs	(6)	76
Stock-based compensation expense	70	241
Net premium amortization on securities	530	814
Loans originated for sale	(24,311)	(46,728)
Proceeds from loan sales	58,215	46,242
Net gain on loan sales activities	(596)	(653)
Net gain on sale of investments	(1,113)	(4,384)
Increase (decrease) in non-controlling interest in real estate partnership	(13)	1
(Increase) decrease in accrued interest receivable	(668)	778
Increase (decrease) in other liabilities	4,205	(27,397)
(Increase) decrease in other assets	(11,033)	3,439

Net cash provided (used) by operating activities	31,452	(19,919)

Investing activities:
Proceeds from maturities of investment securities	—	206,000
Purchases of investment securities	—	(457,628)
Purchases of mortgage-related securities	(168,832)	(30,145)
Principal repayments on mortgage-related securities	27,875	55,255
Proceeds from sale of investment securities	21,950	171,945
Net (increase) decrease in loans receivable	(9,060)	31,755
Proceeds from sale of foreclosed properties	677	1,510
Net purchases of premises and equipment	(445)	(930)

Net cash used by investing activities	(127,835)	(22,238)

		(continued)

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Three months ended
	March 31
	2011	2010
	(Dollars in thousands)
Financing activities:
Net decrease in deposits liabilities	$(60,314)	$(44,756)
Repayments of borrowings	(272)	(259)
Net increase in advance payments by borrowers for taxes and insurance	9,251	9,294
Proceeds from exercise of stock options	126	—
Excess tax benefit from exercise of stock options	7	—
Cash dividends	(1,372)	(3,203)
Purchase of treasury stock	—	(4,527)

Net cash used by financing activities	(52,574)	(43,451)

Decrease in cash and cash equivalents	(148,957)	(85,608)
Cash and cash equivalents at beginning of period	232,832	227,658

Cash and cash equivalents at end of period	$83,875	$142,050

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$8,826	$17,710
Income taxes	—	56
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	6,722	7,324
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
1. Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
In January 2010 the FASB issued new accounting guidance related to certain disclosures about fair value measurements. Certain aspects of the new guidance were effective for reporting periods beginning after December 15, 2009, which for the Company was the first quarter of 2010. However, certain other aspects are not effective until the first reporting period beginning after December 15, 2010, which was the first quarter of 2011 for the Company. The Company’s adoption of the new guidance had no impact on its financial condition, results of operations, or liquidity.
In December 2010 the FASB issued new accounting guidance clarifying the presentation of pro forma information required for business combinations when a public company presents comparative financial information. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This new accounting guidance had no impact on the Company’s financial condition, results of operations, or liquidity.
In April 2011 the FASB issued new accounting guidance related to a creditor’s determination of whether a loan restructuring is a troubled debt restructuring. The new guidance is effective for the first interim period beginning on or after June 15, 2011, which will be the third quarter of 2011 for the Company. The Company’s adoption of this new guidance is not expected to have a material impact on its financial condition, results of operations, or liquidity, although it will affect matters that will be disclosed in the financial statements.
The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Note 1 of its Audited Consolidated Financial Statements contained in its 2010 Annual Report on Form 10-K. Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company’s financial condition and results of operations for the three month periods ended March 31, 2011 and 2010, can be found in Note 3, “Loans Receivable,” below.
Significant judgments and/or estimates are also made in accounting for the Company’s goodwill and other-than-temporary impairment (“OTTI”) of its securities available-for-sale. The Company updated its annual goodwill impairment analysis during the three months ended March 31, 2011. In the judgment of management there was no impairment of the Company’s goodwill as of that date. Information regarding the impact OTTI has had on the Company’s financial condition and results of operations for the three month periods ended March 31, 2011 and 2010, can be found in Note 2, “Securities Available-for-Sale,” below.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale
The amortized cost and fair value of investment securities available-for-sale are as follows:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$205,824	$516	$(303)	$206,037

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	420,836	1,022	(1,343)	420,515
Federal National Mortgage Association	72,414	352	(158)	72,608
Government National Mortgage Association	1,546	7	(5)	1,548
Private-label CMOs	84,534	724	(3,407)	81,851

Total mortgage-related securities	579,330	2,105	(4,913)	576,522

Total securities available-for-sale	$785,154	$2,621	$(5,216)	$782,559

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investment securities:
U.S. government and federal obligations	$205,825	$395	$(252)	$205,968
Mutual funds	20,837	1,218	—	22,055

Total investment securities	226,662	1,613	(252)	228,023

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	314,858	105	(896)	314,067
Federal National Mortgage Association	30,594	293	(77)	30,810
Government National Mortgage Association	2,711	44	—	2,755
Private-label CMOs	90,741	682	(3,821)	87,602

Total mortgage-related securities	438,904	1,124	(4,794)	435,234

Total securities available-for-sale	$665,566	$2,737	$(5,046)	$663,257

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
The following tables summarize available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	March 31, 2011
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized		Estimated	Unrealized		Estimated	Unrealized	Estimated
	Loss	Number of	Fair	Loss	Number of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. Government and federal obligations	$303	3	$34,697	—	—	—	$303	$34,697

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	1,343	14	252,776	—	—	—	1,343	252,776
Federal National Mortgage Association	158	3	49,039	—	—	—	158	49,039
Government National Mortgage Corporation	3	2	896	$2	1	$597	5	1,493
Private-label CMOs	—	—	—	3,407	19	46,897	3,407	46,897

Total mortgage-related securities	1,504	19	302,711	3,409	20	47,494	4,913	350,205

Total	$1,807	22	$337,406	$3,409	20	$47,494	$5,216	$384,902

	December 31, 2010
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized		Estimated	Unrealized		Estimated	Unrealized	Estimated
	Loss	Number of	Fair	Loss	Number of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value

Investment securities:
U.S. Government and federal obligations	$252	4	$49,749	—	—	—	$252	$49,749

Mortgage-related securities:
Federal Home Loan Mortgage Corporation	880	7	187,848	$16	2	$11,688	896	199,536
Federal National Mortgage Association	77	5	26,372	—	—	—	77	26,372
Private-label CMOs	—	—	—	3,821	21	58,669	3,821	58,669

Total mortgage-related securities	957	12	214,220	3,837	23	70,357	4,794	284,577

Total	$1,209	16	$263,969	$3,837	23	$70,357	$5,046	$334,326

The Company determined that the unrealized losses reported for its investment and mortgage-related securities as of March 31, 2011, and December 31, 2010, were temporary. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. The Company does not intend to sell these securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost.
A portion of the Company’s securities that were in an unrealized loss position at March 31, 2011, and/or December 31, 2010, consisted of U.S. government and federal agency obligations and mortgage-related securities issued by government sponsored entities. Accordingly, the Company determined that none of those securities were other-

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
2. Securities Available-for-Sale (continued)
than-temporarily impaired as of those dates. The Company also determined that none of its private-label collateralized mortgage obligations (“CMOs”) were other-than-temporarily impaired as of those dates. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities. In addition, as of March 31, 2011, the Company had private-label CMOs, with an aggregate carrying value of $36,458 and unrealized loss of $2,057, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. Based on this analysis, management concluded that none of these securities were other-than-temporarily impaired as of March 31, 2011, or December 31, 2010.
Results of operations included gross realized gains on the sale of securities available-for-sale of $1,113, and $4,384 for the three month periods ending March 31, 2011 and 2010, respectively. None of these periods included gross realized losses on the sale of securities available-for-sale.
The amortized cost and fair values of securities by contractual maturity at March 31, 2011, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without penalty.

	Amortized	Fair
	Cost	Value

Due in one year or less	—	—
Due after one year through five years	—	—
Due after five years through ten years	$157,824	$158,032
Due after ten years	48,000	48,005
Mortgage-related securities	579,330	576,522

Total securities available for sale	$785,154	$782,559

Investment securities with a fair value of approximately $96,450 and $68,500 at March 31, 2011, and December 31, 2010, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable
The following table summarizes the components of loans receivable as of the dates indicated:

	March 31	December 31
	2011	2010

Permanent mortgage loans:
One- to four-family	$534,855	$531,874
Multi-family	241,183	247,210
Commercial real estate	253,222	248,253

Total permanent mortgages	1,029,260	1,027,337

Construction and development loans:
One- to four-family	16,212	13,479
Multi-family	18,850	19,308
Commercial real estate	13,617	24,939
Land	20,915	25,764

Total construction and development	69,594	83,490

Total real estate mortgage loans	1,098,854	1,110,827

Consumer loans:
Fixed home equity	101,261	103,619
Home equity lines of credit	87,030	87,383
Student	17,112	17,695
Home improvement	22,859	24,551
Automobile	2,392	2,814
Other consumer	7,152	7,436

Total consumer loans	237,806	243,498
Commercial business loans	53,495	50,123

Total loans receivable	1,390,155	1,404,448
Undisbursed loan proceeds	(23,387)	(32,345)
Allowance for loan losses	(43,526)	(47,985)
Unearned loan fees and discounts	(515)	(549)

Total loans receivable, net	$1,322,727	$1,323,569

The Company’s mortgage loans and home equity loans are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Minnesota, Michigan, and Illinois. Substantially all of the Company’s non-mortgage loans have also been made to borrowers in these same lending areas.
At both March 31, 2011, and December 31, 2010, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $200,000 were pledged to secure FHLB advances.
The unpaid principal balance of loans serviced for others was $1,093,857 and $1,076,772 at March 31, 2011, and December 31, 2010, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31
	2011	2010
	(Dollars in thousands)
Balance at the beginning of the period	$47,985	$17,028

Provision for loan losses:
One- to four-family	(98)	(93)
Multi-family	1,747	1,517
Commercial real estate	286	137
Construction and development	996	1,067
Consumer	(103)	195
Commercial business	352	543

Total provision for loan losses	3,180	3,366

Charge-offs:
One- to four-family	(1,092)	(100)
Multi-family	(2,878)	—
Commercial real estate	(735)	(1,132)
Construction and development	(2,415)	—
Consumer	(228)	(227)
Commercial business	(302)	(72)

Total charge-offs	(7,650)	(1,531)

Recoveries:
One- to four-family	—	20
Consumer	4	9
Commercial business	7	—

Total recoveries	11	29

Net charge-offs	(7,639)	(1,502)

Balance at the end of the period	$43,526	$18,892

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
The following table summarizes the activity in the allowance for loan losses by loan portfolio segment for the period indicated. The table also summarizes the allowance for loan loss and loans receivable by the nature of the impairment evaluation, either individually or collectively, at the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	At or For the Three Months Ended March 31, 2011
			Commercial Real	Construction and
Allowance for loan losses:	One- to Four-Family	Multi-Family	Estate	Development	Consumer	Commercial Business	Total

Beginning balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985
Provision	(98)	1,747	286	996	(103)	352	3,180
Charge-offs	(1,092)	(2,878)	(735)	(2,415)	(228)	(302)	(7,650)
Recoveries	—	—	—	—	4	7	11
Transfers	—	2,765	2,026	(4,791)	—	—	—

Ending balance	$2,536	$10,899	$23,462	$3,931	$1,100	$1,598	$43,526

Loss allowance individually evaluated for impairment	$761	$5,561	$17,363	$2,628	$602	$383	$27,298

Loss allowance collectively evaluated for impairment	$1,775	$5,338	$6,099	$1,303	$498	$1,215	$16,228

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$20,683	$44,609	$56,863	$16,165	$1,724	$4,319	$144,363
Loans collectively evaluated for impairment	512,735	196,242	193,098	35,073	236,081	49,176	1,222,405

Total loans receivable	$533,418	$240,851	$249,961	$51,238	$237,805	$53,495	$1,366,768

During the three months ended March 31, 2011, the Company adjusted certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of recent trends in real estate values, economic conditions, and unemployment. The Company estimates that these adjustments, as well as overall changes in the balance of loans to which these factors were applied, resulted in $186 decrease in the total allowances for loan losses during the three months ended March 31, 2011. The transfers noted in the table were the result of the reclassification of certain construction loans to permanent loans as a result of the completion of construction.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	At or For the Three Months Ended March 31, 2011
		Unpaid	Related	Average Loan	Interest
	Loans Receivable	Principal	Allowance	Receivable	Income
With an allowance recorded:	Balance, Net	Balance	for Loss	Balance, Net	Recognized

One- to four-family	$5,182	$5,182	$761	$5,242	$15
Multi-family	24,521	24,521	5,561	27,991	287

Commercial real estate:
Office	10,492	10,492	4,738	10,841	106
Retail/wholesale/mixed	26,470	26,470	11,508	21,338	310
Industrial/warehouse	1,254	1,254	222	1,337	—
Other	1,709	1,709	895	1,212	12

Total commercial real estate	39,925	39,925	17,363	34,727	428

Construction and development:
One- to four-family	—	—	—	—	—
Multi-family	4,552	4,552	568	4,496	70
Commercial real estate	157	157	75	4,540	2
Land	2,296	2,296	1,985	3,887	—

Total construction and development	7,005	7,005	2,628	12,923	72

Consumer:
Home equity	531	531	502	537	—
Student	—	—	—	—	—
Other	210	210	100	193	—

Total consumer	741	741	602	730	—

Commercial business:
Term loans	430	436	169	1,071	9
Lines of credit	472	472	214	436	7

Total commercial business	902	908	383	1,507	16

Total with an allowance recorded	$78,276	$78,282	$27,298	$83,119	$818

With no allowance recorded:
One- to four-family	$13,162	$18,146	—	$13,272	$13
Multi-family	8,600	9,174	—	7,464	80

Commercial real estate:
Office	1,741	1,941	—	1,233	18
Retail/wholesale/mixed	8,998	14,467	—	9,756	165
Industrial/warehouse	2,543	2,766	—	1,615	3
Other	1	776	—	898	—

Total commercial real estate	13,283	19,950	—	13,501	186

Construction and development:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	50	—
Commercial real estate	3,818	3,818	—	3,818	59
Land	4,562	10,411	—	4,187	6

Total construction and development	8,380	14,229	—	8,055	65

Consumer:
Home equity	847	847	—	837	7
Student	—	—	—	—	—
Other	61	61	—	80	—

Total consumer	908	908	—	917	7

Commercial business:
Term loans	1,092	1,267	—	1,115	2
Lines of credit	53	98	—	35	—

Total commercial business	1,145	1,365	—	1,150	2

Total with no allowance recorded	$45,478	$63,772	—	$44,358	$353

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)

	At or For the Twelve Months Ended December 31, 2010
		Unpaid	Related	Average Loan	Interest
	Loans Receivable	Principal	Allowance	Receivable	Income
With an allowance recorded:	Balance, Net	Balance	for Loss	Balance, Net	Recognized

One- to four-family	$5,301	$5,301	$1,182	$5,411	$21
Multi-family	31,461	31,461	6,834	14,431	460

Commercial real estate:
Office	11,190	11,190	4,938	4,208	—
Retail/wholesale/mixed	16,205	16,205	7,310	5,404	45
Industrial/warehouse	1,419	1,419	305	416	19
Other	714	714	300	143	—

Total commercial real estate	29,528	29,528	12,853	10,171	64

Construction and development:
One- to four-family	—	—	—	—	—
Multi-family	4,440	4,440	568	888	—
Commercial real estate	8,923	8,923	4,791	1,785	—
Land	5,477	5,477	3,965	4,896	—

Total construction and development	18,840	18,840	9,324	7,569	—

Consumer:
Home equity	543	543	513	544	19
Student	—	—	—	—	—
Other	176	176	128	177	5

Total consumer	719	719	641	721	24

Commercial business:
Term loans	1,712	1,712	568	746	—
Lines of credit	400	400	169	80	—

Total commercial business	2,112	2,112	737	826	—

Total with an allowance recorded	$87,961	$87,961	$31,571	$39,129	$569

With no allowance recorded:
One- to four-family	$13,381	$13,526	—	$9,383	$14
Multi-family	6,328	6,468	—	3,759	—

Commercial real estate:
Office	725	725	—	145	—
Retail/wholesale/mixed	10,513	16,150	—	6,908	—
Industrial/warehouse	687	927	—	597	—
Other	1,794	2,632	—	2,599	—

Total commercial real estate	13,719	20,434	—	10,249	—

Construction and development:
One- to four-family	—	—	—	—	—
Multi-family	100	100	—	20	—
Commercial real estate	3,818	3,818	—	764	—
Land	3,812	7,187	—	4,336	—

Total construction and development	7,730	11,105	—	5,120	—

Consumer:
Home equity	826	826	—	852	21
Student	—	—	—	—	—
Other	99	99	—	17	3

Total consumer	925	925	—	869	24

Commercial business:
Term loans	1,138	1,819	—	1,206	—
Lines of credit	194	667	—	472	—

Total commercial business	1,332	2,486	—	1,678	—

Total with no allowance recorded	$43,415	$54,944	—	$31,058	$38

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	March 31, 2011
	Pass	Watch	Special Mention	Substandard	Total

One- to four-family	$507,393	$4,927	$415	$20,683	$533,418
Multi-family	166,014	23,833	6,395	44,609	240,851

Commercial real estate:
Office	70,806	5,063	—	12,781	88,650
Retail/wholesale/mixed use	58,814	8,744	16,633	36,762	120,953
Industrial/warehouse	24,502	772	1,157	4,279	30,710
Other	5,784	341	482	3,041	9,648

Total commercial real estate	159,906	14,920	18,272	56,863	249,961

Construction and development:
One- to four-family	6,404	—	—	—	6,404
Multi-family	9,751	—	—	4,552	14,303
Commercial real estate	4,924	—	—	4,826	9,750
Land	12,756	353	885	6,787	20,781

Total construction/development	33,835	353	885	16,165	51,238

Consumer:
Home equity	209,721	—	—	1,429	211,150
Student	17,111	—	—	—	17,111
Other	9,249	—	—	295	9,544

Total consumer	236,081	—	—	1,724	237,805

Commercial business:
Term loans	20,245	943	423	2,080	23,691
Lines of credit	26,382	1,088	95	2,239	29,804

Total commercial business	46,627	2,031	518	4,319	53,495

Total	$1,149,856	$46,064	$26,485	$144,363	$1,366,768

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)

	December 31, 2010
	Pass	Watch	Special Mention	Substandard	Total

One- to four-family	$505,100	—	—	$18,972	$524,072
Multi-family	164,177	$27,521	$6,429	48,582	246,709

Commercial real estate:
Office	67,764	5,089	—	13,014	85,867
Retail/wholesale/mixed use	63,254	22,888	545	28,119	114,806
Industrial/warehouse	25,400	3,488	—	3,446	32,334
Other	5,503	4,062	502	2,311	12,378

Total commercial real estate	161,921	35,527	1,047	46,890	245,385

Construction and development:
One- to four-family	6,382	—	—	—	6,382
Multi-family	5,556	—	—	4,609	10,165
Commercial real estate	6,267	—	—	13,740	20,007
Land	14,095	203	887	10,310	25,495

Total construction/development	32,300	203	887	28,659	62,049

Consumer:
Home equity	214,132	—	—	1,421	215,553
Student	17,695	—	—	—	17,695
Other	9,846	—	—	342	10,188

Total consumer	241,673	—	—	1,763	243,436

Commercial business:
Term loans	20,322	1,314	403	3,155	25,194
Lines of credit	20,991	2,527	96	1,644	25,258

Total commercial business	41,313	3,841	499	4,799	50,452

Total	$1,146,484	$67,092	$8,862	$149,665	$1,372,103

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
Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at March 31, 2011, or December 31, 2010. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at March 31, 2011, or December 31, 2010.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)
The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	March 31, 2011
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non-Accrual

One- to four-family	$8,876	$2,322	$17,513	$28,712	$504,706	$533,418	$18,344
Multi-family	6,699	2,909	16,326	25,933	214,918	240,851	33,121

Commercial real estate:
Office	1,071	724	4,521	6,315	82,335	88,650	12,232
Retail/wholesale/mixed	662	3,661	11,900	16,223	104,730	120,953	35,468
Industrial/warehouse	—	—	3,798	3,798	26,912	30,710	3,798
Other	195	—	823	1,019	8,629	9,648	1,710

Total commercial real estate	1,928	4,385	21,042	27,355	222,606	249,961	53,208

Construction and development:
One- to four-family	—	—	—	—	6,404	6,404	—
Multi-family	—	4,452	—	4,452	9,851	14,303	4,552
Commercial real estate	66	—	843	909	8,841	9,750	3,976
Land	149	—	6,815	6,964	13,817	20,781	6,857

Total construction	215	4,452	7,658	12,325	38,913	51,238	15,385

Consumer:
Home equity	1,022	422	1,378	2,822	208,328	211,150	1,378
Student	282	331	509	1,122	15,989	17,111	—
Other	140	114	271	525	9,019	9,544	271

Total consumer	1,444	867	2,158	4,469	233,336	237,805	1,649

Commercial business:
Term loans	664	69	1,168	1,900	21,791	23,691	1,522
Lines of credit	80	—	53	132	29,672	29,804	525

Total commercial	744	69	1,221	2,032	51,463	53,495	2,047

Total	$19,906	$15,004	$65,918	$100,826	$1,265,945	$1,366,768	$123,754

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
3. Loans Receivable (continued)

	December 31, 2010
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non-Accrual

One- to four-family	$6,704	$3,256	$18,684	$28,644	$495,428	$524,072	$18,684
Multi-family	6,847	10,337	14,557	31,741	214,968	246,709	31,660

Commercial real estate:
Office	1,936	1,072	3,081	6,089	79,778	85,867	11,915
Retail/wholesale/mixed	2,164	1,364	12,870	16,398	99,460	115,858	25,695
Industrial/warehouse	—	—	853	853	31,481	32,334	2,107
Other	—	—	1,527	1,527	9,799	11,326	1,527

Total commercial real estate	4,100	2,436	18,331	24,867	220,518	245,385	41,244

Construction and development:
One- to four-family	—	—	—	—	6,382	6,382	—
Multi-family	—	4,441	—	4,441	5,724	10,165	4,540
Commercial real estate	2,975	843	—	3,818	16,189	20,007	12,741
Land	112	—	9,282	9,394	16,101	25,495	9,282

Total construction	3,087	5,284	9,282	17,653	44,396	62,049	26,563

Consumer:
Home equity	855	400	1,369	2,624	212,929	215,553	1,369
Student	485	140	373	998	16,697	17,695	—
Other	183	96	275	554	9,634	10,188	275

Total consumer	1,523	636	2,017	4,176	239,260	243,436	1,644

Commercial business:
Term loans	150	246	1,992	2,388	22,806	25,194	2,185
Lines of credit	523	—	194	717	24,541	25,258	594

Total commercial	673	246	2,186	3,105	47,347	50,452	2,779

Total	$22,934	$22,195	$65,057	$110,186	$1,261,917	$1,372,103	$122,574

As of March 31, 2011, and December 31, 2010 $509 and $373 in student loans, respectively, were 90-days past due, but remained on accrual status. No other loans 90-days past due were in accrual status as of either date.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
4. Mortgage Servicing Rights
The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Three months ended March 31
	2011	2010

MSRs at beginning of the period	$7,775	$7,186
Additions	603	412
Amortization	(516)	(476)

MSRs at end of period	7,862	7,122
Valuation allowance at end of period	—	(363)

MSRs at end of the period, net	$7,862	$6,759

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for nine months ended December 31:	2011	$1,002
Estimate for years ended December 31:	2012	1,255
	2013	1,194
	2014	1,146
	2015	1,108
	2016	1,051
	Thereafter	1,106

	Total	$7,862

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of March 31, 2011. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.
5. Other Assets
The following table summarizes the components of other assets as of the dates indicated:

	March 31	December 31
	2011	2010

Accrued interest:
Mortgage-related securities	$1,925	$1,432
Investment securities	906	511
Loans receivable	5,286	5,506

Total accrued interest	8,117	7,449
Premises and equipment, net	50,960	51,165
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	55,557	55,600
Prepaid FDIC insurance premiums	7,734	8,694
Deferred tax asset, net	40,114	40,320
Prepaid and other assets	44,539	45,389

Total other assets	$253,113	$254,709

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
6. Deposit Liabilities
The following table summarizes the components of deposit liabilities as of the dates indicated:

	March 31	December 31
	2011	2010

Checking accounts:
Non-interest-bearing	$94,577	$94,446
Interest-bearing	210,732	219,136

Total checking accounts	305,309	313,582

Money market accounts	405,421	423,923
Savings accounts	217,757	210,334

Certificates of deposit:
Due within one year	779,023	825,661
After one but within two years	162,862	126,710
After two but within three years	111,031	134,120
After three but within four years	25,921	29,890
After four but within five years	10,672	14,090

Total certificates of deposits	1,089,509	1,130,471

Total deposit liabilities	$2,017,996	$2,078,310

7. Borrowings
The following table summarizes borrowings as of the dates indicated:

	March 31, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate

Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	245	4.17	249	4.17
2017 and thereafter	49,417	5.22	49,685	5.22

Total borrowings	$149,662	4.79%	$149,934	4.79%

Substantially all of the Company’s advances from the Federal Home Loan Bank (“FHLB”) of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity. At March 31, 2011, $100,000 of the Company’s FHLB of Chicago advances was redeemable on a quarterly basis at the option of the FHLB of Chicago.
The Company is required to maintain certain unencumbered mortgage loans and certain mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Total advances from the FHLB of Chicago are limited to the lesser of: (1) 35% of the Bank’s total assets; (2) 20 times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities. Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at March 31, 2011.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
7. Borrowings (continued)
The Bank had a $5,000 line of credit with a financial institution at March 31, 2011. At December 31, 2010, the Bank had a $5,000 and a $10,000 line of credit with two financial institutions. At March 31, 2011, and December 31, 2010, no amounts were outstanding on these lines of credit.
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
Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of March 31, 2011, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”
The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

			March 31, 2011
					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$248,544	18.42%	$107,942	8.00%	$134,927	10.00%
Tier 1 capital ( to risk-weighted assets)	231,678	17.17	53,971	4.00	80,956	6.00
Tier 1 capital (to adjusted total assets)	231,678	9.48	97,791	4.00	122,239	5.00

			December 31, 2010
					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$245,628	17.86%	$110,044	8.00%	$137,555	10.00%
(to risk-weighted assets)
Tier 1 capital	228,434	16.61	55,022	4.00	82,533	6.00
(to risk-weighted assets)
Tier 1 capital	228,434	9.12	100,215	4.00	125,268	5.00
(to adjusted total assets)

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
9. Earnings Per Share
The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31
	2011	2010

Basic earnings per share:
Net income	$1,040	$2,103

Weighted average shares outstanding	45,734,674	45,557,990
Allocated ESOP shares for period	—	15,772
Vested MRP shares for period	1,745	820

Basic shares outstanding	45,736,419	45,574,582

Basic earnings per share	$0.02	$0.05

Diluted Earnings Per Share:
Net income	$1,040	$2,103

Weighted average shares outstanding used in basic earnings per share	45,736,419	45,574,581
Net dilutive effect of:
Stock option shares	126,633	433,750
Unvested MRP shares	—	—

Diluted shares outstanding	45,863,052	46,008,331

Diluted earnings per share	$0.02	$0.05

The Company had stock options for 2,391,000 shares outstanding as of March 31, 2011, and for 2,064,000 shares as of March 31, 2010, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $9.50 and $10.75 per share as of those dates, respectively.
10. Employee Benefit Plans
The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $40 and $37 during the three months ended March 31, 2011 and 2010, respectively.
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
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
10. Employee Benefit Plans (continued)
The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Qualified Plan
	For the Three Months
	Ended March 31
	2011	2010

Service cost	$626	$485
Interest cost	569	506
Expected return on plan assets	(650)	(573)
Amortization of unrecognized prior service cost	216	—

Net periodic benefit cost	$761	$418

The net periodic benefit cost for the Company’s supplemental plan was $6 and $107 for the three months ended March 31, 2011 and 2010, respectively. The amounts in both periods consisted solely of interest cost.
The amount of the 2011 contribution will be determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2011. As of March 31, 2011, the amount of the 2011 contribution was unknown. No contribution is necessary for the Supplemental Plan.
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
In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of March 31, 2011, 617,721 MRP shares and options for 1,051,362 shares remain eligible for award under the 2004 Plan.
MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $30 and $19 for the three month periods ended March 31, 2011 and 2010 respectively. Outstanding non-vested MRP grants had a fair value of $202 and an unamortized cost of $362 at March 31, 2011. The cost of these shares is expected to be recognized over a weighted-average period of 1.7 years.
During the three months ended March 31, 2011 and 2010, the Company recorded stock option compensation expense of $40 and $9, respectively. As of March 31, 2011, there was $640 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Three months ended March 31
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise	Stock	Exercise
	Stock Options	Price	Options	Price

Outstanding at beginning of period	2,462,464	$9.0184	3,129,398	$8.1823
Granted	421,000	5.0251	—	—
Exercised	(39,439)	3.2056	—	—
Forfeited	(4,000)	10.6730	—	—

Outstanding at end of period	2,840,025	$8.5049	3,129,398	$8.1823

The following table provides additional information regarding the Company’s outstanding options as of March 31, 2011.

	Remaining	Non-Vested Options		Vested Options
	Contractual	Stock	Intrinsic	Stock	Intrinsic
	Life	Options	Value	Options	Value

Exercise Price:
$3.2056	0.1 years	—	—	449,025	$460
$10.6730	3.1 years	—	—	1,718,000	—
$12.2340	5.3 years	10,000	—	40,000	—
$11.1600	7.1 years	19,200	—	12,800	—
$12.0250	7.4 years	30,000	—	20,000	—
$7.2200	9.1 years	50,000	—	—	—
$4.7400	9.7 years	70,000	—	—	—
$5.0500	9.8 years	396,000	—	—	—
$4.3000	10.0 years	25,000	—	—	—

Total		600,200	—	2,239,825	$460

Weighted average remaining contractual life		9.5 years		2.6 years

Weighted average exercise price		$5.8272		$9.2187

The intrinsic value of options exercised during the three month period ended March 31, 2011 was $38. There were no options exercised during the three months ended March 31, 2010. The weighted average grant date fair value of non-vested options at March 31, 2011, was $1.26 per share. During the three months ended March 31, 2011, options for 421,000 shares were granted, options for 43,439 shares became vested, and forfeitures of non-vested options was 4,000 shares.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 421,000 options granted during the three month period ended

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
11. Stock-Based Benefit Plans (continued)
March 31, 2011: risk free rate of 2.06%, dividend yield of 2.04%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $1.15 per option using these assumptions. There were no options granted during the three month period ended March 31, 2010.
The Company has no stock compensation plans that have not been approved by shareholders.
12. Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	March 31	December 31
	2011	2010

Unused consumer lines of credit	$149,621	$146,381
Unused commercial lines of credit	23,403	20,856
Commitments to extend credit:
Fixed rate	36,363	73,340
Adjustable rate	8,213	1,784
Undisbursed commercial loans	1,155	462
Standby letters of credit	339	339
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
As of March 31, 2011, and December 31, 2010, net unrealized gains of $11 and $1,474, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains (losses) of $56 and $(800) on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.
The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	March 31, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value

Interest rate lock commitments	$8,009	$70	$14,003	$(57)
Forward commitments	9,755	(59)	49,854	1,531

Net unrealized gain		$11		$1,474

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
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

s

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
13. Fair Value of Financial Instruments (continued)
Borrowings The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value.
The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	March 31		December 31
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$83,875	$83,875	$232,832	$232,832
Securities available-for-sale	782,559	782,559	663,257	663,257
Loans held-for-sale	3,908	3,908	37,819	37,819
Loans receivable, net	1,322,727	1,259,109	1,323,569	1,213,460
Mortgage servicing rights, net	7,862	11,521	7,769	9,368
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	8,117	8,117	7,449	7,449
Deposit liabilities	2,017,996	1,919,003	2,078,310	1,967,742
Borrowings	149,662	161,573	149,934	163,521
Advance payments by borrowers	11,948	11,948	2,697	2,697
Accrued interest payable	843	843	2,428	2,428
Excluded from the above table are off-balance-sheet items (refer to Note 12) as the fair value of these items is not significant.
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

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
13. Fair Value of Financial Instruments (continued)
The following table sets forth by level within the fair value hierarchy (i.e., Level 1, 2, or 3) the Company’s financial assets that were accounted for at fair value on a recurring basis as of the dates indicated. The Company’s financial liabilities accounted for at fair value were a negligible amount as of these dates. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At March 31, 2011
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$3,908	—	$3,908
Securities available-for-sale:
Investment securities	—	206,037	—	206,037
Mortgage-related securities	—	576,522	—	576,522

	At December 31, 2010
	Level 1	Level 2	Level 3	Total

Loans held-for-sale	—	$37,819	—	$37,819
Securities available-for-sale:
Investment securities	$22,054	205,970	—	228,024
Mortgage-related securities	—	435,234	—	435,234
For purposes of the impairment testing of MSRs, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Although not included in the above table, the Company considers the fair value of MSRs to be Level 3 in the fair value hierarchy. There were no pools determined to be impaired at March 31, 2011. Pools determined to be impaired at December 31, 2010, had an amortized cost basis of $390 and a fair value of $384 as of that date. Accordingly, the Company had no valuation allowance as of March 31, 2011, compared to $6 as of December 31, 2010. Refer to Note 4 for additional disclosures related to MSRs.
For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $27,298 was recorded for loans with a recorded investment of $144,363 at March 31, 2011. These amounts were $31,571 and $149,665 at December 31, 2010, respectively.
Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of March 31, 2011, $20,368 in foreclosed properties were valued at collateral value compared to $17,742 at December 31, 2010.

Bank Mutual Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
(Dollars in Thousands, Except Per Share Amounts)
14. Subsequent Event
In late April 2011 the Office of Thrift Supervision (“OTS”) asked the Company and the Bank to address certain items identified in the most recent OTS examinations, even though the examinations did not note any significant regulatory violations, by entering into Memoranda of Understanding (“MOU”). An MOU is an agreement between the OTS and an institution which requires the exercise of reasonable good faith efforts to comply with its requirements but is not subject to direct judicial enforcement as are other forms of supervisory action such as a consent or cease and desist orders.
Under the proposed MOU for the Company, an updated business and capital plan would be submitted to the OTS which, among other things, would include the establishment of a minimum tangible capital ratio (no particular ratio was specified by the draft MOU and was left to the judgment of the board of directors based on its risk profile analysis). The Company would also be required to provide notice and obtain the non-objection of the OTS prior to declaring or paying cash dividends, repurchasing Company shares, or incurring, issuing, increasing, modifying or redeeming any debt or lines of credit.
Pursuant to the proposed MOU with the Bank, the Bank would continue to develop individual workout plans for each problem asset, or group of problem assets, to any one borrower or loan relationship of $3,000 or more. The MOU would require the Bank to retain an independent third party consulting firm to conduct an external credit administration review and prepare a report, which the Bank would use to update its credit administration policies, procedures, and practices in accordance with the recommendations and suggestions. Pursuant to the MOU (and the Bank’s existing policies), the Bank would also provide additional information to the board of directors regarding the adequacy of its allowance for loan losses and its consistency with accounting guidance and the Bank’s experience and trends. The Bank would also be required to submit a business and capital plan (although no particular capital requirements are included in the MOU, with the ratios again left to the discretion of the board of directors based on its risk analysis). Under the MOU, the Bank would not be permitted to declare or pay dividends or make any other capital distributions without prior approval of the OTS.
As to many of these requirements, the Company believes it is already in substantial compliance and has already taken many of the steps contemplated by the MOUs. For example, the Bank has already hired additional personnel, re-allocated responsibilities in the credit administration and risk management areas and addressed the noted loan issues. The MOUs also would give the Company and the Bank substantial latitude in determining appropriate action and targets. The Company’s proposed MOU was approved by the board of directors on May 2, 2011, and the Bank board of directors is expected to approve the Bank’s proposed MOU on May 16, 2011. However, the MOUs will not be final or effective until formally accepted by the OTS, which is expected to occur in May 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, and are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including instability in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Act; regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effect of the proposed memoranda of understanding discussed in this report; potential changes in Fannie Mae and Freddie Mac, which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; changes in FDIC premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; demand for other financial services; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.
Results of Operations
Overview The Company’s net income was $1.0 million or $0.02 per diluted share for the three months ended March 31, 2011, compared to $2.1 million or $0.05 per diluted share during the same period in 2010. The Company’s net income for these periods represented a return on average assets (“ROA”) of 0.16% and 0.24%, respectively, and a return on average equity (“ROE”) of 1.33% and 2.09%, respectively. The decline in net income between these periods was principally due to a decline in gains on sales of investments and an increase in compensation-related expenses. These developments were offset in part by an increase in net interest income and a decrease in losses on foreclosed real estate. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three month periods ended March 31, 2011 and 2010.
Net Interest Income Net interest income increased by $1.7 million or 12.1% during the three months ended March 31, 2011, compared to the same period in 2010. This increase was primarily attributable to an improvement in the Company’s net interest margin between the quarters, which increased to 2.82% in the 2011 period compared to 1.76% in the 2010 period. This increase was principally the result of the

Company’s early repayment of $756.0 million in high-cost borrowings from the FHLB of Chicago in December of last year, which contributed to a significant decline in the average cost of the Company’s interest-bearing liabilities in the first quarter of 2011 compared to the same quarter in 2010, as well as a significant decline in the amount of high-cost liabilities outstanding. During the three months ended March 31, 2011, the Company’s average cost of interest-bearing liabilities was 1.42% compared to 2.46% in the same period of the previous year. In addition, average borrowings, which consist of advances from the FHLB of Chicago, declined from $906.8 million in the first quarter of 2010 to $146.5 million in the first quarter of 2011. Also contributing to the decline in the Company’s average cost of interest-bearing liabilities in the 2011 period compared to the 2010 period was a 49 basis point decline in the average cost of its deposit liabilities. The Company has continued to manage its overall liquidity position by maintaining the interest rates it offers on its certificates of deposits and certain other deposit accounts at relatively low levels compared to some competitors. However, absent a meaningful decline in market interest rates, management believes that the ability to significantly reduce the average cost of the Company’s deposit liabilities in 2011 is limited.
Also contributing to the increase in the Company’s net interest margin during the three months ended March 31, 2011, compared to the same period in 2010, was a 13 basis point improvement in the yield on interest-earning assets, from 3.99% in the first quarter of 2010 to 4.12% in the first quarter of 2011. This increase was caused by a shift in the mix of earning assets between the periods from lower-yielding assets, such as overnight investments and available-for-sale securities, to higher-yielding assets, such as loans receivable. This change in mix was caused by the Company’s use of lower-yielding assets to fund the early repayment of high-cost borrowings from the FHLB of Chicago in December of 2010, as previously described. Partially offsetting the favorable impact of the improved earning asset mix was a decline in the average yield on the Company’s loans receivable and available-for-sale securities in the first quarter of 2011 compared to the same quarter in 2010. This decline was caused by a declining interest rate environment during much of 2010 that resulted in lower yields on these earning assets. In addition, the Company sold a substantial number of higher-yielding available-for-sale securities in 2010 at gains, which reduced the overall yield on the securities portfolio.

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

	Three Months Ended March 31
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,366,298	$17,873	5.23%	$1,517,398	$20,857	5.50%
Mortgage-related securities	511,898	3,795	2.97	786,354	6,359	3.23
Investment securities (2)	255,500	1,344	2.10	705,578	4,731	2.68
Interest-earning deposits	106,775	51	0.19	195,447	45	0.09

Total interest-earning assets	2,240,471	23,063	4.12	3,204,777	31,992	3.99

Non-interest-earning assets	385,148			283,321

Total average assets	$2,625,619			$3,488,098

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$207,132	22	0.04	$198,649	28	0.06
Money market accounts	394,276	534	0.54	329,873	489	0.59
Interest-bearing demand accounts	193,668	23	0.05	192,158	22	0.05
Certificates of deposit	1,084,636	4,890	1.80	1,270,999	7,671	2.41

Total deposit liabilities	1,879,712	5,469	1.16	1,991,679	8,210	1.65
Advance payments by borrowers for taxes and insurance	7,722	1	0.05	7,599	1	0.05
Borrowings	146,508	1,770	4.83	906,818	9,666	4.26

Total interest-bearing liabilities	2,033,942	7,240	1.42	2,906,096	17,877	2.46

Non-interest-bearing liabilities:
Non-interest-bearing deposits	102,631			87,535
Other non-interest-bearing liabilities	175,642			92,180

Total non-interest-bearing liabilities	278,273			179,715

Total liabilities	2,312,215			3,085,811
Total equity	313,404			402,287

Total average liabilities and equity	$2,625,619			$3,488,098

Net interest income and net interest rate spread		$15,823	2.70%		$14,115	1.53%

Net interest margin			2.82%			1.76%

Average interest-earning assets to average interest-bearing liabilities	1.10x			1.10x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.

(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended March 31, 2011
	Compared to March 31, 2010
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,994)	$(990)	$(2,984)
Mortgage-related securities	(2,086)	(478)	(2,564)
Investment securities	(2,528)	(859)	(3,387)
Interest-earning deposits	(26)	32	6
Total interest-earning assets	(6,634)	(2,295)	(8,929)

Interest-bearing liabilities:
Savings accounts	4	(10)	(6)
Money market accounts	89	(44)	45
Interest-bearing demand accounts	—	1	1
Certificates of deposit	(1,019)	(1,762)	(2,781)

Total deposit liabilities	(926)	(1,815)	(2,741)
Advance payments by borrowers for taxes and insurance	—	—	—
Borrowings	(9,031)	1,135	(7,896)

Total interest-bearing liabilities	(9,957)	(680)	(10,637)

Net change in net interest income	$3,323	$(1,615)	$1,708

Provision for Loan Losses The Company’s provision for loan losses was $3.2 million during the three months ended March 31, 2011, compared to $3.4 million in the same period last year. The losses in both periods were impacted by continuing weak economic conditions, high unemployment, and lower values for real estate. These conditions have been particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and developed and undeveloped land. Beginning in the later part of last year, management began to notice an increase in vacancy rates, a decline in rents, and/or delays in unit sales for many of the properties that secure the Company’s loans. In many instances, management’s observations included loans that borrowers and/or loan guarantors have managed to keep current despite underlying difficulties with the collateral properties. During the first quarter of 2011, the Company recorded $3.2 million in loss provisions against several commercial real estate and business loan relationships, the largest of which was a $903,000 loss on a $3.6 million loan relationship secured by multi-family dwellings. Although the borrower was current with respect to all principal and interest payments, management concluded that it was likely the borrower would not be able to continue to service the debt and that the loan was collateral dependent. The amount of the loss was based on an internal management evaluation of the collateral that secures the loan. In addition to this development, the Company recorded a $569,000 loss on an $8.3 million loan secured by an apartment complex and undeveloped land. This loss was based on an updated independent appraisal that was received during the quarter and was in addition to $1.5 million that was recorded against this loan in 2010. Remaining losses during the first quarter of 2011 tended to be on smaller commercial real estate and business loan relationships. With respect to single- family residential and consumer loans, the Company recorded modest recoveries in its provision for loan losses related to these portfolios during the first quarter of 2011. These recoveries were primarily the result of minor adjustments to the factors used to compute loss allowances on these portfolios under the Company’s homogenous pool approach for determining loss allowances on these portfolios.

During the first quarter of the previous year the Company recorded $2.2 million in loss provisions against four unrelated loan relationships aggregating $10.2 million that defaulted during that period. These loans were secured by office, commercial, and retail buildings, developed land, and equipment and inventory. In addition, the Company recorded $1.0 million in additional losses against two unrelated loan relationships aggregating $13.9 million that had defaulted in earlier periods.
For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.
Non-Interest Income Total non-interest income decreased by $3.2 million or 35.4% during the three months ended March 31, 2011, compared to the same period in 2010. This decrease was principally caused by a decline in net gains on investments, which were $1.1 million in the first quarter of 2011 compared to $4.4 million in the same quarter of 2010. In the 2011 period the Company sold a $20.8 million investment in a mutual fund that management did not expect would perform well in a higher interest rate environment. In the first quarter of the prior year, the Company sold $167.6 million in longer-term, mortgage-related securities. Management considered these sales to be prudent in light of expectations that interest rates could trend higher in the future. Significant reasons for other changes in non-interest income are discussed in the following paragraphs.
Service charges on deposits increased by $78,000 or 5.6% during the three months ended March 31, 2011, compared to the same quarter in 2010. Management attributes this improvement to an increase in the Company’s core deposit accounts, consisting of checking, savings, and money market accounts, which increased by $97.6 million or 11.7% during the twelve months ended March 31, 2011. In addition, management believes that unfavorable economic conditions during much of 2009 and 2010 resulted in reduced spending by consumers in general during those periods, which had an adverse impact on the Company’s transaction fee revenue, which consists principally of ATM, debit card, and overdraft fees.
Brokerage and insurance commissions were $614,000 during the first quarter of 2011, a $28,000 or 4.8% improvement over the same period in the previous year. This improvement was principally due to increased sales of tax-deferred annuity products in 2011 compared to 2010. It is not unusual for sales of such products to increase during periods of lower interest rates, when the returns on annuities improve relative to other investment alternatives such as certificates of deposit. In the first quarter of last year, this revenue item also benefited from higher commissions on sales of other equity investments due to favorable trends in equity markets during that time frame.
Net loan-related fees and servicing revenue was $251,000 during the three months ended March 31, 2011, compared to $158,000 in the same period of 2010. The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	Three months ended March 31
	2011	2010
	(Dollars in thousands)
Gross servicing fees	$681	$629
Mortgage servicing rights amortization	(516)	(476)
Mortgage servicing rights valuation (loss) recovery	6	(76)

Loan servicing revenue, net	171	77
Other loan fee income	80	81

Loan-related fees and servicing revenue, net	$251	$158

Gross servicing fees and related amortization increased in the 2011 period compared to the 2010 period as a result of an increase in the amount of loans that the Company services for third-party investors. As of March 31, 2011, the Company serviced $1.1 billion in loans for third-party investors compared to $1.0 billion at March 31, 2010. Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is recorded as a recovery or charge, as the case may be, in the period in which the change occurs.
The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. If interest rates decrease and/or prepayment expectations increase, the Company could potentially record charges to earnings related to increases in the valuation allowance on its MSRs. In addition, amortization expense could increase due to likely increases in loan prepayment activity. Alternatively, if market interest rates for one- to four-family loans increase and/or actual or expected loan prepayment expectations decrease in future periods, the Company could recover all or a portion of previously established allowance on MSRs (if any), as well as record reduced levels of MSR amortization expense.
Gains on sales of loans were $596,000 in the first quarter of 2011 compared to $653,000 in the same period last year. During the first quarter of 2011 sales of one- to four-family mortgage loans were $57.6 million compared to $45.9 million for the same period in 2010. Although loan sales increased in the 2011 period relative to the 2010 period, gains realized on these sales were lower in the 2011 period than they were in the 2010 period. This development was caused by fluctuations in period end mark-to-market adjustments on loans held-for-sale. Loans held-for-sale were $3.9 million at March 31, 2011, compared to $37.8 million at December 31, 2010. Despite the increase in loan sales in the first quarter of 2011 compared to the same quarter last year, loan sales have actually declined in recent months due to slightly higher interest rates for fixed-rate, single-family mortgage loans. The Company typically sells these loans in the secondary market. If this trend continues, management expects that gains on sales of loans in 2011 will be significantly lower than they were in 2010.
Non-Interest Expense Total non-interest expense increased by $488,000 or 2.9% during the three months ended March 31, 2011, compared to the same period in 2010. This increase was primarily attributable to a $686,000 or 7.9% increase in compensation-related expense in the 2011 quarter compared to the 2010 quarter. This increase was principally due to an increase in compensation expense related to the Company’s hiring of certain key management personnel in recent periods. In April 2010, David A. Baumgarten joined the Company as President and recently hired two new senior vice presidents to manage commercial banking and credit administration and risk. In addition, the Company recently hired several commercial relationship managers experienced in originating loans and selling deposit and cash management services to the mid-tier commercial banking market, defined by management as business entities with sales revenues of $10 to $100 million. This is a new market segment for the Company.
Also contributing to the increase in compensation-related expense in the 2011 quarter compared to the same period in the prior year was an increase in costs related to the Company’s defined-benefit pension plan. This increase was caused by an increase in the number of qualified participants in the plan in recent periods, as well as a decline in the interest rate used to determine the present value of the pension obligation.
The increase in compensation-related expense between the 2011 and 2010 periods was partially offset by a decline in ESOP expense. Last year marked the scheduled end of a 10-year commitment to the ESOP. The Company does not intend to make additional contributions to the ESOP at this time. However, this decision is subject to review on a periodic basis and contributions may be reinstated in future periods.
Federal insurance premiums were $1.0 million during both the first quarter of 2011 and the first quarter 2010. In February 2011 the FDIC issued a new rule as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which changed the definition of a financial institution’s deposit insurance assessment base and revised the deposit insurance risk-based assessment rate schedule, among other things. Under the new rule the assessment base changed from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated total assets minus average tangible equity and certain other adjustments. In addition, the assessment rate schedule changed as more fully described in Part I, Item 1, “Business—Regulation and Supervision,” of the Company’s 2010 Annual Report on Form 10-K. The new rule takes effect in the quarter beginning April 1, 2011. Under the new rule and schedule, management expects the Company’s FDIC insurance premiums to be modestly lower during the remainder of 2011, although there can be no assurances.
Losses on foreclosed real estate were $685,000 during the first quarter of 2011 compared a loss of $955,000 in the same quarter last year. In the past year the Company has experienced elevated losses on foreclosed real estate due to lower real estate values and weak economic conditions. If these conditions persist, losses on foreclosed real estate could remain elevated in the near term.
Income Tax Expense Income tax expense was $361,000 during the three months ended March 31, 2011, compared to $1.1 million in the same period of 2010. The Company’s effective tax rate (“ETR”) for the three month periods in 2011 and 2010 was 26.0% and 33.3%, respectively. The Company’s ETR was lower in the 2011 period because non-taxable revenue, such as earnings from bank-owned life insurance (“BOLI”), comprised a larger percentage of pre-tax earnings than it did in 2010.
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
Financial Condition
Overview The Company’s total assets decreased by $62.7 million or 2.4% during the three months ended March 31, 2011. Total assets at March 31, 2011, were $2.53 billion compared to $2.59 billion at December 31, 2010. During the period the Company’s cash and cash equivalents declined by $149.0 million or 64.0% and its loans held-for-sale declined by $33.9 million or 89.7%. These developments were partially offset by a $119.3 million or 18.0% increase in securities available-for-sale during the period. The Company’s deposit liabilities decreased by $60.3 million or 2.9% during the three months ended March 31, 2011. The Company’s total shareholders’ equity decreased slightly from $313.0 million at December 31, 2010, to $312.6 million at March 31, 2011. Non-performing assets increased by $4.5 million or 3.2% to $146.8 million during the three months ended March 31, 2011.
The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the three months ended March 31, 2011.

Cash and Cash Equivalents Cash and cash equivalents declined from $232.8 million at December 31, 2010, to $83.9 million at March 31, 2011. This decline was caused by the Company’s purchase of mortgage-related securities during the period and, to a lesser extent, a decrease in deposit liabilities.
Securities Available-for-Sale The Company’s portfolio of securities available-for-sale increased by $119.3 million or 18.0% during the three months ended March 31, 2011. This increase was primarily the result of the Company’s purchase of $168.8 million in medium-term government agency mortgage-backed securities (“MBSs”) and CMOs during the period. These purchases were partially offset by principal payments in the portfolio, as well as the sale of a $20.8 million mutual fund, as previously described.
The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s available-for-sale securities was a net unrealized loss of $2.6 million at March 31, 2011, compared to a net unrealized loss of $2.3 million at December 31, 2010.
The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, in recent periods several of the securities in the portfolio have been downgraded. The following table presents the credit ratings, carrying values, and unrealized gains (losses) of the Company’s private-label CMO portfolio as of the dates indicated (in instances of split-ratings, each security has been classified according to its lowest rating):

	March 31, 2011		December 31, 2010
		Unrealized Gain		Unrealized Gain (Loss),
	Carrying Value	(Loss), Net	Carrying Value	Net
		(Dollars in thousands)
Credit rating:
AAA/Aaa	$11,364	$307	$12,876	$322
AA/Aa	8,357	36	8,600	(84)
A	15,327	(830)	19,249	(1,155)
BBB/Baa	10,343	(140)	11,142	(242)
Less than investment grade	36,460	(2,057)	35,735	(1,981)

Total private-label CMOs	$81,851	$(2,683)	$87,602	$(3,139)

Although the net unrealized gain (loss) on the Company’s private-label CMOs improved during the three months ended March 31, 2011, the market value for these securities has remained depressed due to weak economic conditions and low real estate values. However, management has determined that it is unlikely the Company will not collect all amounts due according to the contractual terms of these securities. As such, management has determined that none of the Company’s private-label CMOs are other-than-temporarily impaired as of March 31, 2011. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.
Loans Held-for-Sale Loans held-for-sale decreased from $37.8 million at December 31, 2010, to $3.9 million at March 31, 2011. The Company’s policy is to sell substantially all of its thirty-year, fixed-rate, one- to four-family mortgage loan originations, as well as certain fifteen-year, one- to four-family loans, in the secondary market. Originations of such loans declined in the first quarter of 2011 in response to higher interest rates on such loans. As a result, management expects that loan sales in 2011 will be significantly lower than they were in 2010.

Loans Receivable Loans receivable decreased by $842,000 or 0.06% during the three months ended March 31, 2011. The Company’s aggregate portfolio of multi-family and commercial real estate loans decreased slightly from $495.5 million at December 31, 2010, to $494.4 million at March 31, 2011. In addition, its construction and development loans decreased from $83.5 million to $69.6 million during the same period. This latter decrease was due in part to the reclassification of certain construction loans to permanent loans as a result of the completion of construction. The Company’s originations of multi-family and commercial real estate loans were $14.6 million in the aggregate during the three months ended March 31, 2011, compared to $5.2 million during the same period in 2010. Originations of construction and development loans were $7.3 million and $4.1 million during these same periods, respectively.
The Company’s portfolio of one- to four-family loans increased slightly from $531.9 million at December 31, 2010, to $534.9 million at March 31, 2011. In recent periods the Company has elected to retain certain fifteen-year, fixed-rate, one- to- four family loans in its loan portfolio, rather than sell such loans in the secondary market. In addition, as a result of recent increases in market interest rates on fixed-rate one- to four-family loans, fewer borrowers with adjustable-rate loans have elected to refinance into thirty-year, fixed-rate loans, which the Company typically sells in the secondary market.
The Company’s portfolio of commercial business loans increased from $50.1 million at December 31, 2010, to $53.5 million at March 31, 2011. Commercial business loan originations during the three months ended March 31, 2011, were $12.1 million compared to $4.4 million during the same period in the previous year.
The Company’s consumer loan portfolio, which includes fixed-term home equity loans and lines of credit, declined from $243.5 million at December 31, 2010, to $237.8 million at March 31, 2011. The Company’s consumer loan originations were $16.8 million during the three months ended March 31, 2011, compared to $15.2 million during the same period in the prior year.
The following table sets forth the Company’s mortgage, consumer, and commercial loan originations for the periods indicated:

	Three months ended
	March 31
	2011	2010
	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$43,905	$52,364
Multi-family	5,564	3,861
Commercial real estate	9,014	1,364
Construction and development loans	7,292	4,072

Total mortgage loans	65,775	61,661
Consumer loans	16,821	15,165
Commercial business loans	12,078	4,401

Total loans originated	$94,674	$81,227

(1)	Includes $22.8 million and $46.5 million in loans originated for sale during the three months ended March 31, 2011 and 2010, respectively.
In April 2010 David A. Baumgarten joined the Company as President. Mr. Baumgarten has significant commercial banking experience in senior roles with other large commercial banks and has significant experience in the Company’s major market area, Milwaukee and southeastern Wisconsin. In recent periods the Company has also hired two new senior vice presidents, as well as a number of other commercial relationship managers, that are experienced in managing and selling loans, deposit, and cash management services to the mid-tier commercial banking market, defined by the Company as business entities with sales revenues of $10 to $100 million. This is a new market segment for the Company. In

2011 the Company intends to add additional professionals capable of serving this market segment. The Company is unable to determine at this time the level of success, if any, that it will have in increasing its share of this market segment. Further, the Company is unable to provide any assurances that it will be able to attract or retain the talent necessary to increase its share of this market segment.
Foreclosed Properties and Repossessed Assets The Company’s foreclosed properties and repossessed assets increased to $22.5 million at March 31, 2011, from $19.3 million at December 31, 2010. This increase was caused by foreclosures related to a number of smaller commercial real estate loans and, to a lesser extent, single-family residential loans. Management expects foreclosed properties and repossessed assets to trend higher in the near term as the Company continues to work out its non-performing loans.
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
The Company performed an annual impairment analysis of its goodwill during the third quarter of 2010, and determined that its goodwill was not impaired at that time. Due to a continued decline in the price of the Company’s common stock since that time, however, management also evaluated whether an event occurred that would require the Company to analyze goodwill for impairment as of March 31, 2011. Based on an internal update of a third-party independent appraisal of the Company, which estimated a “Step 1” fair value (as defined in GAAP) of the Company using market transaction information for comparable financial institutions and accepted valuation techniques, management concluded that the Company’s goodwill was not impaired as of March 31, 2011. As of that date, management estimated the Step 1 fair value of the Company was approximately 12% higher than the Company’s total shareholders’ equity as of March 31, 2011. As such, management believes it is possible that a future Step 1 evaluation could indicate that a “Step 2” evaluation (as defined in GAAP) must be performed. Management performed a Step 2 evaluation as of March 31, 2011, in anticipation of this possibility and further concluded that goodwill would not be impaired in a Step 2 evaluation. However, there can be no assurances that future circumstances and/or conditions will not change that could result in an impairment of the Company’s goodwill, which could have a material adverse affect on the Company’s results of operations in a future period. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of the Company’s common stock, deterioration in the Company’s financial condition or results of operations, adverse changes in the fair value of the Company’s assets and liabilities, and/or market information indicating a decline in the fair value of comparable financial institutions used to estimate the fair value of the Company. Management continues to monitor circumstances and conditions for events that could result in an impairment of the Company’s goodwill.
Mortgage Servicing Rights The carrying values of the Company’s MSRs were $7.9 million at March 31, 2011, and $7.8 million at December 31, 2010, net of valuation allowances of zero and $6,000 as of these dates, respectively. As of March 31, 2011, and December 31, 2010, the Company serviced $1.1 billion in loans for third-party investors.
Other Assets As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago that had a carrying value of $46.1 million at both March 31, 2011, and December 31, 2010, and which is included as a component of other assets. As of March 31, 2011, the Company owns substantially more common stock of the FHLB of Chicago than it would otherwise be required to own given its level of borrowings from the FHLB of Chicago. From 2007 through 2010 the FHLB of Chicago suspended the payment of dividends on its common stock, as well as the repurchase of common stock from its members. The FHLB of Chicago resumed cash dividends at a modest amount in the first quarter of 2011. The original suspension was due to the FHLB of Chicago entering into a memorandum of understanding with its primary regulator the Federal Housing Finance Board (“FHFB”) which, among other things, restricted the dividends that the FHLB of Chicago could pay without prior approval of the FHFB, as well as the stock that it can repurchase from its members. Management is unable to determine whether the FHLB of Chicago will continue to pay dividends on its common stock or the amount of future dividends, if any. Furthermore, the Company is unable to determine when, or if, it will be able to reduce its holdings of the common stock of the FHLB of Chicago.
The Company’s investment in the common stock of the FHLB of Chicago is carried at cost (par value) and is periodically reviewed for impairment. Investments in FHLB common stock are considered to be long-term investments under GAAP. Accordingly, the evaluation of FHLB common stock for impairment is based on management’s assessment of the ultimate recoverability at the stock’s par value rather than by temporary declines in its value. Based on a review of the FHLB of Chicago’s results of operations, capital, liquidity, commitments, and other activities, as well as the continued status of the FHLB System as a government-sponsored entity, management concluded that the Company’s FHLB stock was not impaired as of March 31, 2011. However, this conclusion is subject to numerous factors outside the Company’s control, including, but not limited to, future legislative or regulatory changes and/or adverse economic developments that could have a negative impact on the Company’s investment in the common stock of the FHLB of Chicago. Accordingly, a future determination of impairment could result in significant losses being recorded through earnings in future periods.
Deposit Liabilities Deposit liabilities decreased by $60.3 million or 2.9% during the three months ended March 31, 2011, to $2.02 billion compared to $2.08 billion at December 31, 2010. Core deposits, consisting of checking, savings, and money market accounts, declined by $19.4 million or 2.0% during the period while certificates of deposit declined by $41.0 million or 3.6%. Core deposits were higher than typical at December 31, 2010, due to the timing of certain local government tax deposits which had not been withdrawn as of that date. With respect to certificates of deposit, the Company has reduced the rates it offers on this product during the past year in an effort to manage its overall liquidity position, which has resulted in a decline in certificates of deposit.
Borrowings Borrowings, which consist of advances from the FHLB of Chicago, declined slightly during the three months ended March 31, 2011. The following table presents the Company’s FHLB advances by contractual maturities as of that date.

	Amount	Rate
	(Dollars in thousands)
FHLB advances maturing in:
2012	$100,000	4.52%
2013	245	4.17
2017 and thereafter	49,417	5.22

Total FHLB advances	$149,662	4.79%

The Company’s advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity. In December 2010, the Company repaid $756.0 million in advances that had an average remaining maturity of six years. The Company recognized a one-time charge of $89.3 million during the fourth quarter of 2010, as previously noted. As of March 31, 2011, $100.0 million in advances from the FHLB of Chicago that mature in 2012 are redeemable at the option of the FHLB of Chicago, although management believes such is unlikely to occur.
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

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $11.9 million at March 31, 2011, compared to $2.7 million at December 31, 2010. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.
Other Liabilities The Company’s other liabilities declined to $34.0 million at March 31, 2011, from $45.0 million at December 31, 2010. Most of this decline was seasonal, caused by a decline in drafts payable related to disbursement of customer escrow deposits near the end of 2010.
Shareholders’ Equity The Company’s shareholders’ equity decreased slightly from $313.0 million at December 31, 2010, to $312.6 million at March 31, 2011. This decline was primarily due to the Company’s payment of $1.4 million in cash dividends, offset in part by $1.0 million in net income for the period. Also contributing to the decline in shareholders’ equity was an increase in accumulated other comprehensive loss, due to a modest increase in the unrealized loss on the Company’s available-for-sale securities during the period. The Company’s ratio of shareholders’ equity to total assets was 12.36% at March 31, 2011, compared to 12.07% at December 31, 2010. Book value per share of the Company’s common stock was $6.82 at March 31, 2011, compared to $6.84 at December 31, 2010.
A quarterly cash dividend of $0.03 per share was paid in the first quarter of 2011; the dividend payout ratio during this period was 132% of net income. On May 2, 2011, the Company’s board of directors announced that it had declared a $0.01 per share dividend payable on June 1, 2011, to shareholders of record on May 13, 2011. In view of the Company’s earnings level in the first quarter, the current regulatory and economic climate, and the proposed memorandum of understanding with the OTS, discussed below, the board of directors determined that it would be prudent to reduce the Company’s quarterly dividend payment. During the first quarter of 2011 the Company did not repurchase any shares of its common stock nor did its board of directors authorize a program for the purchase of additional shares.
For additional discussion relating to the Company’s ability to pay dividends or repurchase shares of its common stock, refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At March 31	At December 31
	2011	2010
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$18,344	$18,684
Multi-family	33,121	31,660
Commercial real estate	53,208	41,244
Construction and development	15,365	26,563

Total non-accrual mortgage loans	120,658	118,151

Non-accrual consumer loans:
Secured by real estate	1,378	1,369
Other consumer loans	271	275

Total non-accrual consumer loans	1,649	1,644
Non-accrual commercial business loans	2,047	2,779

Total non-accrual loans	123,754	122,574
Accruing loans delinquent 90 days or more	509	373

Total non-performing loans	124,263	122,947
Foreclosed properties and repossessed assets	22,522	19,293

Total non-performing assets	$146,785	$142,240

Non-performing loans to loans receivable, net	9.39%	9.29%
Non-performing assets to total assets	5.80%	5.49%
Gross interest income that would have been recorded if non-accrual loans had been current (1)	$2,103	$8,531
Interest income on non-accrual loans included in interest income (1)	1,171	5,985

(1)	Amounts shown are for the three months ended March 31, 2011, and the twelve months ended December 31, 2010, respectively.
The Company’s non-performing loans were $124.3 million or 9.39% of loans receivable as of March 31, 2011, compared to $122.9 million or 9.29% as of December 31, 2010. Non-performing assets, which includes non-performing loans, were $146.8 million or 5.80% of total assets and $142.2 million or 5.49% of total assets as of these same dates, respectively. The Company’s elevated level of non-performing loans and assets is due to continuing weakness in economic conditions, low values for commercial and multi-family real estate, and high unemployment rates in recent periods, which has resulted in increased stress on borrowers and increased loan delinquencies. Many properties securing the Company’s loans have experienced increased vacancy rates, reduced lease rates, and/or delays in unit sales, as well as lower real estate values. During the fourth quarter of 2010 in particular, management increased its assessment of the number of loans secured by commercial real estate, multi-family real estate, undeveloped land, and commercial business assets that are or will likely become collateral dependent. In many instances, management’s assessment included loans that borrowers have managed to keep current despite underlying difficulties with the properties that secure the loans. As of March 31, 2011, non-performing loans included $48.2 million in loans that were current on all contractual principal and interest payments, but which management determined should be classified as non-performing in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment. The Company has continued to record periodic interest payments on these loans in interest income provided the borrowers have remained current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loan has been deemed to be collectible.

The increases in non-performing commercial real estate and multi-family loans during the three months ended March 31, 2011, was largely due to the reclassification of certain construction loans during the period, due to the completion of the construction phase on these loan relationships.
In addition to non-performing assets, at March 31, 2011, management was closely monitoring $26.5 million in additional loans that were classified as “special mention” and $20.1 million that were adversely classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $8.9 million and $27.1 million, respectively, as of December 31, 2010. These loans are primarily secured by commercial real estate, multi-family real estate, developed and undeveloped land, and certain commercial business assets. Although these loans were performing in accordance with their contractual terms, management deemed their classification prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral. The decrease in substandard loans during the three months ended March 31, 2011, was largely due to the repayment of two loans from the same borrower that aggregated $6.1 million. The Company charged-off $1.9 million in previously established loan loss allowances related to the resolution of this loan relationship. The increase in special mention loans during the three months ended March 31, 2011, was primarily caused by the Company’s downgrade of a $15.9 million loan secured by a multi-tenant retail development. Although this loan is performing in accordance with its contractual terms, management determined that classification as special mention was appropriate in light of recent trends in occupancy levels and lease rates on the collateral property. The Company does not expect to incur a loss on this loan at this time, although there can be no assurance.
A summary of the allowance for loan losses is shown below for the periods indicated:

	Three months ended March 31
	2011	2010
	(Dollars in thousands)
Balance at the beginning of the period	$47,985	$17,028

Provision for loan losses:
One- to four-family	(98)	(93)
Multi-family	1,747	1,517
Commercial real estate	286	137
Construction and Development	996	1,067
Consumer loans	(103)	195
Commercial business loans	352	543

Total provision for loan losses	3,180	3,366

Charge-offs:
One- to four-family	(1,092)	(100)
Multi-family	(2,878)	—
Commercial real estate	(735)	(1,132)
Construction and development	(2,415)	—
Consumer loans	(228)	(227)
Commercial business loans	(302)	(72)

Total charge-offs	(7,650)	(1,531)

Recoveries:
One- to four-family	—	20
Commercial business loans	7	—
Consumer loans	4	9

Total recoveries	11	29

Net charge-offs	(7,639)	(1,502)

Balance at the end of the period	$43,526	$18,892

	March 31	December 31
	2011	2010
Allowance as a percent of total loans	3.29%	3.63%
Allowance as a percent of non-performing loans	35.03%	39.03%
Net charge-offs to average loans (1)	2.24%	0.40%

(1)	The rate for the three months ended March 31, 2011, is annualized.
The Company’s allowance for loan losses declined to $43.5 million or 3.29% of total loans at March 31, 2011, compared to $48.0 million or 3.63% at December 31, 2010. As a percent of non-performing loans, the Company’s allowance for loan losses was 35.0% at March 31, 2011, compared to 39.0% at December 31, 2010. The decrease in the allowance was caused by $7.6 million in net charge-offs that was only partially offset by the additional loss allowances established during the period, as described earlier in this report. As previously noted, the Company charged off $1.9 million on two loans from the same borrower that aggregated $6.1 million and which were paid off during the period. In addition, the Company charged off $3.7 million on four unrelated loans that aggregated $6.8 million on which management commenced foreclosure proceedings during the period. For the most part, these allowances were established in prior periods.
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
Scheduled payments and maturities of loans and securities available-for-sale are relatively predictable sources of funds. However, cash flows from customer deposits, calls of investment securities, and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors increase the variability of cash flows from these sources of funds.
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
Capital Resources At March 31, 2011, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2011, the Bank had a Tier 1 capital ratio of 9.48% and a total risk-based capital ratio of 18.42%.
Current economic conditions and the weakness in the financial markets have caused bank regulators to become more aggressive in monitoring financial institutions. Among other actions, the regulators have been requiring institutions to maintain capital beyond regulatory requirements and to take aggressive loss reserves and write offs in view of the systemic level of problem loans. Although the Company and the Bank maintain capital well above current regulatory requirements—at levels sufficient to be considered well capitalized—and believe their loan loss experience has been generally better than peer institutions, the OTS, in late April 2011, asked the Company and the Bank to address certain items identified in the most recent OTS examinations, even though the examinations did not note any significant regulatory violations, by entering into Memoranda of Understanding (“MOU”). An MOU is an agreement between the OTS and an institution which requires the exercise of reasonable good faith efforts to comply with its requirements but is not subject to direct judicial enforcement as are other forms of supervisory action such as a consent or cease and desist orders.
Under the proposed MOU for the Company, an updated business and capital plan would be submitted to the OTS which, among other things, would include the establishment of a minimum tangible capital ratio (no particular ratio was specified by the draft MOU and was left to the judgment of the board of directors based on its risk profile analysis). The Company would also be required to provide notice and obtain the non-objection of the OTS prior to declaring or paying cash dividends, repurchasing Company shares, or incurring, issuing, increasing, modifying or redeeming any debt or lines of credit. Although the MOU is not yet in effect, the OTS provided a “non-objection” to the dividend declared by the board of directors in May 2011 and described herein.
Pursuant to the proposed MOU with the Bank, the Bank would continue to develop individual workout plans for each problem asset, or group of problem assets, to any one borrower or loan relationship of $3.0 million or more. The MOU would require the Bank to retain an independent third party consulting firm to conduct an external credit administration review and prepare a report, which the Bank would use to update its credit administration policies, procedures, and practices in accordance with the recommendations and suggestions. Pursuant to the MOU (and the Bank’s existing policies), the Bank would also provide additional information to the board of directors regarding the adequacy of its allowance for loan losses and its consistency with accounting guidance and the Bank’s experience and trends. The Bank would also be required to submit a business and capital plan (although no particular capital requirements are included in the MOU, with the ratios again left to the discretion of the board of directors based on its risk analysis). Under the MOU, the Bank would not be permitted to declare or pay dividends or make any other capital distributions without prior approval of the OTS.
As to many of these requirements, the Company believes it is already in substantial compliance and has already taken many of the steps contemplated by the MOUs. For example, the Bank has already hired additional personnel, re-allocated responsibilities in the credit administration and risk management areas and addressed the noted loan issues. The MOUs also would give the Company and the Bank substantial latitude in determining appropriate action and targets. The Company’s proposed MOU was approved by the board of directors on May 2, 2011, and the Bank board of directors is expected to approve the Bank’s proposed MOU on May 16, 2011. However, the MOUs will not be final or effective until formally accepted by the OTS, which is expected to occur in May 2011.
As noted in “Financial Condition—Shareholders’ Equity,” above, the Company did not repurchase any shares of its common stock during the three months ended March 31, 2011, nor did its board of directors authorize a program for the purchase of additional shares. In addition, recently the board of directors reduced the regular quarterly dividend from $0.03 per share paid in the first quarter of 2011 to $0.01 per share to be paid in the second quarter. In view of the Company’s earnings level in the first quarter, the current regulatory and economic climate, and the proposed memorandum of understanding discussed above, the board of directors determined that it would be prudent to reduce the Company’s quarterly dividend payment and to continue to the suspension of stock repurchases.
The payment of dividends or the repurchase of common stock by the Company is highly dependent on the ability of the Company’s bank subsidiary to pay dividends or otherwise distribute capital to the Company. Such payments are subject to any requirements imposed by law or regulations and to the application and interpretation thereof by the OTS, which has become increasingly strict as to the amount of capital it expects financial institutions to maintain. The Company cannot provide any assurances that dividends will continue to be paid, the amount of any such dividends, or the possible future resumption of share repurchases. Refer to Part I, Item 1, “Business—Regulation and Supervision,” of the Company’s 2010 Annual Report on Form 10-K for additional discussion.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
Contractual Obligations The following table presents, as of March 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
		(Dollars in thousands)
Deposits with no stated maturity	$928,487	—	—	—	$928,487
Certificates of deposits	779,023	$273,893	$36,593	—	1,089,509
Borrowed funds (1)	—	100,245	—	$49,417	149,662
Operating leases	738	1,249	1,176	2,053	5,216
Purchase obligations	1,680	3,360	3,360	5,880	14,280
Non-qualified retirement plans and deferred compensation plans	1,101	2,168	2,485	7,615	13,369

(1)	Includes $100.0 million in advances that are redeemable on a quarterly basis at the option of the FHLB of Chicago.
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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of March 31, 2011.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
		(Dollars in thousands)
Commercial loans	$6,591	—	—	—	$6,591
Residential real estate loans	37,985	—	—	—	37,985
Revolving home equity and credit card lines	149,621	—	—	—	149,621
Standby letters of credit	288	$41	—	$10	339
Commercial lines of credit	23,403	—	—	—	23,403
Undisbursed commercial loans	1,155	—	—	—	1,155
Approved commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit, and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.
Off-Balance Sheet Arrangements At March 31, 2011, the Company had forward commitments to sell one- to four-family mortgage loans of $9.8 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.
Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of March 31, 2011.
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

The table on the following page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2011, which management anticipates will reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:
•	Investment securities—based upon contractual maturities and if applicable, call dates. $122.8 million in investment securities with maturities beyond one year have been classified as due within one year base on their call dates. These investments may or may not be called prior to their stated maturities. $83.0 million in investment securities with call dates within one year have been classified as due beyond one year. These investments may be called prior to one year.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated repayment speeds. Actual cash flows may differ from these assumptions.

•	Loans receivable—based upon contractual maturities, repricing dates (if applicable), scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ from these assumptions.

•	Deposit liabilities—based upon contractual maturities and historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon stated maturity. However, $100.0 million of borrowings classified as due beyond one year contain a redemption option which has not been reflected in the analysis. These borrowings could be redeemed at the option of the lender prior to their stated maturity (refer to “Financial Condition—Borrowings” in Part I, Item 2, above).

	At March 31, 2011
	Within	Three to	More Than One Year	More Than
	Three	Twelve	To Three	Three Years
	Months	Months	Years	To Five Years	Over Five Years	Total
			(Dollars in thousands)

Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$76,023	$95,805	$146,989	$74,756	$83,316	$476,889
Adjustable	109,656	234,689	153,033	11,930	303	509,611
Construction:
Fixed	2,975	—	2,321	2,264	8,529	16,089
Adjustable	12,853	182	1,992	2,109	—	17,136
Consumer loans	105,551	32,707	45,298	23,834	28,938	236,328
Commercial business loans	31,463	10,858	9,449	489	16	52,275
Interest-earning deposits	57,377	—	—	—	—	57,377
Investment securities	82,825	40,000	83,000	—	—	205,825
Mortgage-related securities:
Fixed	22,657	62,695	160,645	121,248	169,622	536,867
Adjustable	42,463	—	—	—	—	42,463
Other interest-earning assets	46,092	—	—	—	—	46,092

Total interest-earning assets	589,935	476,936	602,727	236,630	290,724	2,196,952

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	515	1,528	3,943	3,758	76,342	86,086
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,313	3,891	10,040	9,569	194,411	219,224
Savings accounts	1,464	4,331	11,111	10,503	190,348	217,757
Money market accounts	405,421	—	—	—	—	405,421
Certificates of deposit	361,990	496,528	194,397	36,593	—	1,089,508
Advance payments by borrowers for taxes and insurance	—	11,948	—	—	—	11,948
Borrowings	272	840	102,600	2,625	43,325	149,662

Total interest-bearing and non-interest-bearing liabilities	770,975	519,066	322,091	63,048	504,426	2,179,606

Interest rate sensitivity gap	$(181,040)	$(42,130)	$280,636	$173,582	$(213,702)	$17,346

Cumulative interest rate sensitivity gap	$(181,040)	$(223,170)	$57,466	$231,048	$17,346

Cumulative interest rate sensitivity gap as a percentage of total assets	(7.16)%	(8.82)%	2.27%	9.14%	0.69%

Cumulative interest-earning assets as a percentage of interest bearing liabilities	76.52%	82.70%	103.56%	113.79%	100.08%

Based on the above gap analysis, at March 31, 2011, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period by $223.2 million. This represented a negative cumulative one-year interest rate sensitivity gap of 8.82%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 82.70%. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.
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
The following table presents the estimated PVE over a range of interest rate change scenarios at March 31, 2011. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$232,831	$(172,770)	(42.6)%	10.08%	(37.0)%
+300	276,907	(128,694)	(31.7)	11.70	(26.9)
+200	323,342	(82,596)	(20.3)	13.33	(16.7)
+100	366,213	(39,388)	(9.7)	14.76	(7.8)
0	405,601	—	—	15.98	—
-100	412,476	6,875	1.7	14.91	(0.1)
Based on the above analysis, the Company’s PVE could be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities and reduced likelihood of calls on certain investment securities), partially offset by a decline in the present value of deposit liabilities and FHLB of Chicago advances. Also based on the above analysis, the Company’s PVE could be favorably impacted by a modest amount by a decrease in interest rates for opposite reasons than those described, above. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.
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

PART II
Item 1A. Risk Factors
Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2010 Annual Report on Form 10-K. Refer also to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement” in Part I, Item 2, above.
Item 6. Exhibits
Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION (Registrant)
Date: May 4, 2011	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

Date: May 4, 2011	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
BANK MUTUAL CORPORATION
Form 10-Q for Quarter Ended March 31, 2011

Incorporated Herein
Exhibit No.	Description	by Reference To	Filed Herewith
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X