Form 10-Q
period 2011-06-30
BANK MUTUAL CORP
filed 2011-08-09
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes            ☒                   No         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                ☐                  No           ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,228,984 shares, at August 9, 2011.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

Table of Contents

Item		Page

PART I

Item l.	Financial Statements

	Unaudited Condensed Consolidated Statements of Financial Condition
	as of June 30, 2011, and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Income
	for the three and six months ended June 30, 2011 and 2010	4

	Unaudited Condensed Consolidated Statements of Equity
	for the six months ended June 30, 2011 and 2010	6

	Unaudited Condensed Consolidated Statements of Cash Flows
	for the six months ended June 30, 2011 and 2010	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	56

PART II

Item 1A.	Risk Factors	57

Item 6.	Exhibits	57

SIGNATURES		58

PART I

Item 1.  Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Financial Condition

	June 30	December 31
	2011	2010
	(Dollars in thousands)
Assets

Cash and due from banks	$27,047	$48,393
Interest-earning deposits	105,294	184,439
Cash and cash equivalents	132,341	232,832
Securities available-for-sale, at fair value:
Investment securities	55,081	228,023
Mortgage-related securities	720,408	435,234
Loans held-for-sale, net	13,381	37,819
Loans receivable, net	1,313,835	1,323,569
Foreclosed properties and repossessed assets	24,945	19,293
Goodwill	–	52,570
Mortgage servicing rights, net	7,665	7,769
Other assets	255,458	254,709

Total assets	$2,523,114	$2,591,818

Liabilities and equity

Liabilities:
Deposit liabilities	$2,008,037	$2,078,310
Borrowings	149,391	149,934
Advance payments by borrowers for taxes and insurance	20,419	2,697
Other liabilities	76,106	44,999
Total liabilities	2,253,953	2,275,940
Equity:
Preferred stock – $.01 par value:
Authorized – 20,000,000 shares in 2011 and 2010 Issued and outstanding – none in 2011 and 2010	–	–
Common stock – $.01 par value:
Authorized – 200,000,000 shares in 2011 and 2010 Issued – 78,783,849 shares in 2011 and 2010 Outstanding – 46,228,984 shares in 2011 and 45,769,443 in 2010	788	788
Additional paid-in capital	490,019	494,377
Retained earnings	138,946	191,238
Accumulated other comprehensive loss	(2,900)	(6,897)
Treasury stock – 32,554,865 shares in 2011 and 33,014,406 in 2010	(360,590)	(366,553)
Total shareholders’ equity	266,263	312,953
Non-controlling interest in real estate partnership	2,898	2,925
Total equity including non-controlling interest	269,161	315,878

Total liabilities and equity	$2,523,114	$2,591,818

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30
	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$17,546	$19,879
Investment securities	1,281	4,454
Mortgage-related securities	4,033	5,153
Interest-earning deposits	46	100
Total interest income	22,906	29,586
Interest expense:
Deposit liabilities	5,010	7,426
Borrowings	1,790	9,764
Advance payments by borrowers for taxes and insurance	1	1
Total interest expense	6,801	17,191
Net interest income	16,105	12,395
Provision for loan losses	805	6,150
Net interest income after provision for loan losses	15,300	6,245
Non-interest income:
Service charges on deposits	1,559	1,499
Brokerage and insurance commissions	832	991
Loan related fees and servicing revenue, net	333	94
Gain on loan sales activities, net	520	1,164
Gain on investment sales	–	6,687
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	(1,299)	–
Non-credit portion of OTTI losses	910	–
Net OTTI losses	(389)	–
Other non-interest income	1,904	1,955
Total non-interest income	4,759	12,390
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	9,602	8,998
Occupancy and equipment	2,850	2,692
Federal insurance premiums and special assessment	746	1,010
Loss on foreclosed real estate, net	2,182	2,088
Other non-interest expense	3,234	2,954
Total non-interest expense before goodwill impairment	18,614	17,742
Goodwill impairment	52,570	–
Total non-interest expense	71,184	17,742
Income (loss) before income taxes	(51,125)	893
Income tax expense	266	162
Net income (loss) before non-controlling interest	(51,391)	731
Net loss attributable to non-controlling interest	14	–

Net income (loss)	$(51,377)	$731

Per share data:
Earnings (loss) per share – basic	$(1.12)	$0.02
Earnings (loss) per share – diluted	$(1.12)	$0.02
Cash dividends per share paid	$0.01	$0.07

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30
	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$35,419	$40,735
Investment securities	2,625	9,185
Mortgage-related securities	7,828	11,513
Interest-earning deposits	97	145
Total interest income	45,969	61,578
Interest expense:
Deposit liabilities	10,479	15,636
Borrowings	3,560	19,430
Advance payments by borrowers for taxes and insurance	2	2
Total interest expense	14,041	35,068
Net interest income	31,928	26,510
Provision for loan losses	3,985	9,516
Net interest income after provision for loan losses	27,943	16,994
Non-interest income:
Service charges on deposits	3,027	2,888
Brokerage and insurance commissions	1,446	1,577
Loan related fees and servicing revenue, net	584	252
Gain on loan sales activities, net	1,116	1,817
Gain on investment sales	1,113	11,072
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	(1,299)	–
Non-credit portion of OTTI losses	910	–
Net OTTI losses	(389)	–
Other non-interest income	3,657	3,752
Total non-interest income	10,554	21,358
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	19,001	17,711
Occupancy and equipment	5,849	5,678
Federal insurance premiums and special assessment	1,768	2,021
Loss on foreclosed real estate, net	2,867	3,043
Other non-interest expense	6,179	5,851
Total non-interest expense before goodwill impairment	35,664	34,304
Goodwill impairment	52,570	–
Total non-interest expense	88,234	34,304
Income (loss) before income taxes	(49,737)	4,048
Income tax expense	626	1,214
Net income (loss) before non-controlling interest	(50,363)	2,834
Net loss (income) attributable to non-controlling interest	27	(1)

Net income (loss)	$(50,336)	$2,833

Per share data:
Earnings (loss) per share – basic	$(1.10)	$0.06
Earnings (loss) per share – diluted	$(1.10)	$0.06
Cash dividends per share paid	$0.04	$0.14

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

					Accumulated		Non-Controlling
		Additional		Unearned	Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2011	$788	$494,377	$191,238	–	$(6,897)	$(366,553)	$2,925	$315,878
Comprehensive income:
Net loss	–	–	(50,336)	–	–	–	–	(50,336)
Net loss attributable to non-controlling interest	–	–	–	–	–	–	(27)	(27)
Other comprehensive income (loss):
Non-credit portion of OTTI on securities available-for-sale, net of deferred income taxes of $(365)	–	–	–	–	(545)	–	–	(545)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $3,529	–	–	–	–	5,271	–	–	5,271
Reclassification adjustment for gain on securities included in income, net of deferred income taxes of $(446)	–	–	–	–	(667)	–	–	(667)
Pension asset, net of deferred income taxes of $(41)	–	–	–	–	(62)	–	–	(62)
Total comprehensive loss								(46,366)
Issuance of management recognition plan shares	–	(123)	–	–	–	123	–	–
Exercise of stock options	–	(4,376)	–	–	–	5,840	–	1,464
Share based payments	–	141	–	–	–	–	–	141
Cash dividends ($0.04 per share)	–	–	(1,956)	–	–	–	–	(1,956)
Balance at June 30, 2011	$788	$490,019	$138,946	–	$(2,900)	$(360,590)	$2,898	$269,161
Balance at January 1, 2010	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401
Comprehensive income:
Net income	–	–	2,833	–	–	–	–	2,833
Net income attributable to non-controlling interest	–	–	–	–	–	–	1	1
Other comprehensive income (loss):
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $5,878	–	–	–	–	8,776	–	–	8,776
Reclassification adjustment for gain on securities included in income, net of income taxes of $(4,440)	–	–	–	–	(6,632)	–	–	(6,632)
Total comprehensive income								4,978
Purchase of treasury stock	–	–	–	–	–	(5,029)	–	(5,029)
Issuance of management recognition plan shares	–	(184)	–	–	–	184	–	–
Committed ESOP shares	–	250	–	173	–	–	–	423
Exercise of stock options	–	(4,469)	–	–	–	5,009	–	540
Share based payments	–	62	–	–	–	–	–	62
Cash dividends ($0.14 per share)	–	–	(6,391)	–	–	–	–	(6,391)
Balance at June 30, 2010	$788	$495,035	$268,960	$(174)	$(262)	$(367,288)	$2,925	$399,984

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
	2011	2010
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(50,336)	$2,833
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for loan losses	3,985	9,516
Net loss on foreclosed real estate	2,867	3,043
Provision for depreciation	1,300	1,294
Amortization of intangibles	203	203
Goodwill impairment	52,570	–
Amortization of mortgage servicing rights	993	1,036
Increase (decrease) in valuation allowance on MSRs	(6)	206
Stock-based compensation expense	141	485
Net premium amortization on securities	1,198	1,522
Loans originated for sale	(56,264)	(112,350)
Proceeds from loan sales	80,936	105,545
Net gain on loan sales activities	(1,116)	(1,817)
Net gain on sale of investments	(1,113)	(11,072)
Net OTTI losses	389	–
Increase (decrease) in non-controlling interest in real estate partnership	(27)	1
Decrease (increase) in accrued interest receivable	(235)	1,885
Decrease in other liabilities	(9,650)	(8,149)
Decrease (increase) in other assets	3,411	(3,180)
Net cash provided (used) by operating activities	29,246	(8,999)
Investing activities:
Proceeds from maturities of investment securities	150,825	571,690
Purchases of investment securities	–	(814,367)
Purchases of mortgage-related securities	(287,696)	(476,562)
Principal repayments on mortgage-related securities	49,686	96,587
Proceeds from sale of investment securities	21,950	520,852
Net decrease (increase) in loans receivable	(13,873)	69,278
Proceeds from sale of foreclosed properties	3,822	2,564
Net purchases of premises and equipment	(866)	(1,117)
Net cash used by investing activities	(76,152)	(31,075)

(continued)

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Six months ended June 30
	2011	2010
	(Dollars in thousands)
Financing activities:
Net decrease in deposits liabilities	$(70,273)	$(33,816)
Repayments of borrowings	(543)	(517)
Net increase in advance payments by borrowers for taxes and insurance	17,722	18,411
Proceeds from exercise of stock options	1,416	205
Excess tax benefit from exercise of stock options	49	335
Cash dividends	(1,956)	(6,391)
Purchase of treasury stock	–	(5,029)
Net cash used by financing activities	(53,585)	(26,802)
Decrease in cash and cash equivalents	(100,491)	(66,876)
Cash and cash equivalents at beginning of period	232,832	227,658
Cash and cash equivalents at end of period	$132,341	$160,782

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$15,836	$35,272
Income taxes	–	3,403
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	19,622	14,094
Due to brokers for security purchases	40,694	–

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

1.  Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q.  The financial statements do not include all of the information and footnotes required by GAAP for complete financial information.  However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements.  This report should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In January 2010 the FASB issued new accounting guidance related to certain disclosures about fair value measurements.  Certain aspects of the new guidance were effective for reporting periods beginning after December 15, 2009, which for the Company was the first quarter of 2010.   However, certain other aspects were not effective until the first reporting period beginning after December 15, 2010, which was the first quarter of 2011 for the Company.  The Company’s adoption of the new guidance had no impact on its financial condition, results of operations, or liquidity.

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

During the second quarter of 2011 the FASB issued new accounting guidelines related to (i) determination of whether a loan restructuring is a troubled debt restructuring, (ii) accounting for repurchase agreements, (iii) certain fair value measurements of assets, liability, and instruments classified in shareholders’ equity, and (iv) presentation of net income, other comprehensive income, and total comprehensive income.  Except for the first item, these new guidelines will be effective for the first interim period beginning on or after December 15, 2011, which will be the first quarter of 2012 for the Company.  With respect to troubled debt restructurings, the new guidelines will be effective for the first interim period beginning on or after June 15, 2011, which will be the third quarter of 2011 for the Company.  The Company's adoption of these new guidelines is not expected to have a material impact on its financial condition, results of operations, or liquidity.  However, the new guidelines may affect matters that will be disclosed in the financial statements.

The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Note 1 of its Audited Consolidated Financial Statements contained in its 2010 Annual Report on Form 10-K.  Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area.  Information regarding the impact loss allowances have had on the Company's financial condition and results of operations for the three month and six month periods ended June 30, 2011 and 2010, can be found in   Note 3, “Loans Receivable,” below.  Significant judgments and/or estimates are also made in accounting for the Company’s goodwill and other-than-temporary impairment (“OTTI”) of its securities available-for-sale.  The Company completed an interim goodwill impairment analysis during the three months ended June 30, 2011, and determined that goodwill was impaired in that period.  For additional information, refer to Note 14, “Goodwill Impairment.”  Information regarding the impact OTTI has had on the Company’s financial condition and results of operations for the three and six month periods ended June 30, 2011 and 2010, can be found in Note 2, “Securities Available-for-Sale.”

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

2.   Securities Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government and federal obligations	$55,000	$81	–	$55,081
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	546,442	7,063	$(134)	553,371
Federal National Mortgage Association	89,643	1,045	–	90,688
Government National Mortgage Association	1,544	14	(1)	1,557
Private-label CMOs	78,392	622	(4,222)	74,792
Total mortgage-related securities	716,021	8,744	(4,357)	720,408
Total securities available-for-sale	$771,021	$8,825	$(4,357)	$775,489

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government and federal obligations	$205,825	$395	$(252)	$205,968
Mutual funds	20,837	1,218	–	22,055
Total investment securities	226,662	1,613	(252)	228,023
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	314,858	105	(896)	314,067
Federal National Mortgage Association	30,594	293	(77)	30,810
Government National Mortgage Association	2,711	44	–	2,755
Private-label CMOs	90,741	682	(3,821)	87,602
Total mortgage-related securities	438,904	1,124	(4,794)	435,234
Total securities available-for-sale	$665,566	$2,737	$(5,046)	$663,257

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

2.   Securities Available-for-Sale (continued)

The following tables summarize available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	June 30, 2011
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	$134	3	$39,833	–	–	–	$134	$39,833
Government National Mortgage Corporation	–	–	–	$1	1	$598	1	598
Private-label CMOs	121	1	2,794	4,101	20	45,298	4,222	48,092
Total mortgage-related securities	$255	4	$42,627	$4,102	21	$45,896	$4,357	$88,523

	December 31, 2010
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Investment securities:
U.S. Government and federal obligations	$252	4	$49,749	–	–	–	$252	$49,749
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	880	7	187,848	$16	2	$11,688	896	199,536
Federal National Mortgage Association	77	5	26,372	–	–	–	77	26,372
Private-label CMOs	–	–	–	3,821	21	58,669	3,821	58,669
Total mortgage-related securities	957	12	214,220	3,837	23	70,357	4,794	284,577
Total	$1,209	16	$263,969	$3,837	23	$70,357	$5,046	$334,326

Certain of the Company’s securities that were in an unrealized loss position at June 30, 2011, and December 31, 2010, consisted of U.S. government and federal agency obligations and mortgage-related securities issued by government sponsored entities.  The Company believes it is probable that it will receive all future contractual cash flows related to these securities.  The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost.  Accordingly, the Company determined that the unrealized loss on its U.S. government and federal agency obligations and mortgage-related securities were temporary as of those dates.

Except as noted below, the Company also determined that the unrealized loss on its private-label collateralized mortgage obligations (“CMOs”) was temporary as of those dates.  The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost.  The Company believes it is probable that it will receive all future contractual cash flows related to these securities.  This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities.  As of June 30, 2011, the Company had private-label CMOs, with a fair value of $44,092 and unrealized losses of $3,494 that were rated less than investment grade.  These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

2.   Securities Available-for-Sale (continued)

In the second quarter of 2011 the Company recognized $389 in net OTTI losses related to its investment in three private-label CMOs with an adjusted cost basis of $9,116 and a fair value of $8,206 at June 30, 2011.  The determination of the net OTTI loss was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Results of operations included gross realized gains on the sale of securities available-for-sale of zero and $6,687 for the three months ended June 30, 2011 and 2010, respectively, and $1,113, and $11,072 for the six month periods ending June 30, 2011 and 2010, respectively.  None of these periods included gross realized losses on the sale of securities available-for-sale.

The amortized cost and fair values of securities by contractual maturity at June 30, 2011, are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without penalty.
	Amortized Cost	Fair Value
Due in one year or less	–	–
Due after one year through five years	–	–
Due after five years through ten years	$35,000	$35,060
Due after ten years	20,000	20,021
Mortgage-related securities	716,021	720,408
Total securities available for sale	$771,021	$775,489

Investment securities with a fair value of approximately $99,180 and $68,500 at June 30, 2011, and December 31, 2010, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	June 30	December 31
	2011	2010
Permanent mortgage loans:
One- to four-family	$528,091	$531,874
Multi-family	224,578	247,210
Commercial real estate	240,408	248,253
Total permanent mortgages	993,077	1,027,337
Construction and development loans:
One- to four-family	17,682	13,479
Multi-family	26,883	19,308
Commercial real estate	13,617	24,939
Land	18,703	25,764
Total construction and development	76,885	83,490
Total real estate mortgage loans	1,069,962	1,110,827
Consumer loans:
Fixed home equity	97,423	103,619
Home equity lines of credit	87,092	87,383
Student	16,546	17,695
Home improvement	22,765	24,551
Automobile	2,135	2,814
Other consumer	7,061	7,436
Total consumer loans	233,022	243,498
Commercial business loans	77,332	50,123
Total loans receivable	1,380,316	1,404,448
Undisbursed loan proceeds	(27,306)	(32,345)
Allowance for loan losses	(38,573)	(47,985)
Unearned loan fees and discounts	(602)	(549)
Total loans receivable, net	$1,313,835	$1,323,569

The Company’s mortgage loans and home equity loans are primarily secured by properties that are located in the Company's local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.  Substantially all of the Company’s non-mortgage loans have also been made to borrowers in these same lending areas.

At both June 30, 2011, and December 31, 2010, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $200,000 were pledged to secure  advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,080,955 and $1,076,772 at June 30, 2011, and December 31, 2010, respectively.  These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30
	2011	2010
	(Dollars in thousands)
Balance at the beginning of the period	$47,985	$17,028
Provision for loan losses:
One- to four-family	1,304	(220)
Multi-family	934	4,200
Commercial real estate	(35)	457
Construction and development	496	3,250
Consumer	245	369
Commercial business	1,041	1,460
Total provision for loan losses	3,985	9,516
Charge-offs:
One- to four-family	(2,266)	(219)
Multi-family	(2,981)	–
Commercial real estate	(5,419)	(3,581)
Construction and development	(2,472)	–
Consumer	(463)	(395)
Commercial business	(379)	(152)
Total charge-offs	(13,980)	(4,347)
Recoveries:
One- to four-family	1	20
Multi-family	16	–
Construction and development	550	–
Consumer	9	14
Commercial business	7	–
Total recoveries	583	34
Net charge-offs	(13,397)	(4,313)
Balance at the end of the period	$38,573	$22,231

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

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

	At or For the Six Months Ended June 30, 2011
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Allowance for loan losses:
Beginning balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985
Provision	1,304	934	(35)	496	245	1,041	3,985
Charge-offs	(2,266)	(2,981)	(5,419)	(2,472)	(463)	(379)	(13,980)
Recoveries	1	16	–	550	9	7	583
Transfers	–	2,765	2,026	(4,791)	–	–	–
Ending balance	$2,765	$9,999	$18,457	$3,924	$1,218	$2,210	$38,573
Loss allowance individually
evaluated for impairment	$342	$5,396	$12,067	$2,752	$477	$473	$21,507
Loss allowance collectively
evaluated for impairment	$2,423	$4,603	$6,390	$1,172	$741	$1,737	$17,066

Loan receivable balances at
the end of the period:
Loans individually evaluated
for impairment	$16,672	$33,200	$45,891	$23,565	$1,622	$6,648	$127,598
Loans collectively evaluated
for impairment	507,143	191,095	192,485	32,605	231,401	70,683	1,225,412
Total loans receivable	$523,815	$224,295	$238,376	$56,170	$233,023	$77,331	$1,353,010

During the six months ended June 30, 2011, the Company adjusted certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment.  Management considered these adjustments necessary and prudent in light of recent trends in real estate values, economic conditions, and unemployment.  The Company estimates that these adjustments, as well as overall changes in the balance of loans to which these factors were applied, resulted in a $650 increase in the total allowances for loan losses during the six months ended June 30, 2011.  The transfers noted in the table were the result of the reclassification of certain construction loans to permanent loans as a result of the completion of construction.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).
	At or For the Six Months Ended June 30, 2011
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
With an allowance recorded:
One- to four-family	$3,566	$3,566	$342	$4,683	$32
Multi-family	24,477	24,477	5,396	26,820	518
Commercial real estate:
Office	7,340	7,340	3,338	9,674	196
Retail/wholesale/mixed	19,662	19,662	7,647	20,779	503
Industrial/warehouse	1,254	1,254	222	1,309	–
Other	1,781	1,781	860	1,401	65
Total commercial real estate	30,037	30,037	12,067	33,163	764
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	4,463	4,463	700	4,485	112
Commercial real estate	156	156	75	3,079	6
Land	1,977	1,977	1,977	3,250	–
Total construction and development	6,596	6,596	2,752	10,814	118
Consumer:
Home equity	426	426	398	500	–
Student	–	–	–	–	–
Other	79	79	79	155	–
Total consumer	505	505	477	655
Commercial business:
Term loans	969	974	259	1,037	24
Lines of credit	514	514	214	462	15
Total commercial business	1,483	1,488	473	1,499	39
Total with an allowance recorded	$66,664	$66,669	$21,507	$77,634	$1,471

With no allowance recorded:
One- to four-family	$11,584	$13,063	–	$12,709	$43
Multi-family	8,530	9,587	–	7,819	169
Commercial real estate:
Office	3,229	4,229	–	1,898	28
Retail/wholesale/mixed	6,618	12,396	–	8,710	209
Industrial/warehouse	1,743	2,766	–	1,658	5
Other	744	1,636	–	846	12
Total commercial real estate	12,334	21,027	–	13,112	254
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	33	–
Commercial real estate	3,819	3,819	–	3,818	105
Land	2,863	5,687	–	3,746	3
Total construction and development	6,682	9,506	–	7,597	108
Consumer:
Home equity	960	960	–	878	14
Student	–	–	–	–	–
Other	124	124	–	95	2
Total consumer	1,084	1,084	–	972	16
Commercial business:
Term loans	430	605	–	887	6
Lines of credit	30	152	–	33	1
Total commercial business	460	757	–	920	7
Total with no allowance recorded	$40,674	$55,024	–	$43,129	$597

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

	At or For the Twelve Months Ended December 31, 2010
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
With an allowance recorded:
One- to four-family	$5,301	$5,301	$1,182	$5,411	$21
Multi-family	31,461	31,461	6,834	14,431	460
Commercial real estate:
Office	11,190	11,190	4,938	4,208	–
Retail/wholesale/mixed	16,205	16,205	7,310	5,404	45
Industrial/warehouse	1,419	1,419	305	416	19
Other	714	714	300	143	–
Total commercial real estate	29,528	29,528	12,853	10,171	64
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	4,440	4,440	568	888	–
Commercial real estate	8,923	8,923	4,791	1,785	–
Land	5,477	5,477	3,965	4,896	–
Total construction and development	18,840	18,840	9,324	7,569	–
Consumer:
Home equity	543	543	513	544	19
Student	–	–	–	–	–
Other	176	176	128	177	5
Total consumer	719	719	641	721	24
Commercial business:
Term loans	1,712	1,712	568	746	–
Lines of credit	400	400	169	80	–
Total commercial business	2,112	2,112	737	826	–
Total with an allowance recorded	$87,961	$87,961	$31,571	$39,129	$569

With no allowance recorded:
One- to four-family	$13,381	$13,526	–	$9,383	$14
Multi-family	6,328	6,468	–	3,759	–
Commercial real estate:
Office	725	725	–	145	–
Retail/wholesale/mixed	10,513	16,150	–	6,908	–
Industrial/warehouse	687	927	–	597	–
Other	1,794	2,632	–	2,599	–
Total commercial real estate	13,719	20,434	–	10,249	–
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	100	100	–	20	–
Commercial real estate	3,818	3,818	–	764	–
Land	3,812	7,187	–	4,336	–
Total construction and development	7,730	11,105	–	5,120	–
Consumer:
Home equity	826	826	–	852	21
Student	–	–	–	–	–
Other	99	99	–	17	3
Total consumer	925	925	–	869	24
Commercial business:
Term loans	1,138	1,819	–	1,206	–
Lines of credit	194	667	–	472	–
Total commercial business	1,332	2,486	–	1,678	–
Total with no allowance recorded	$43,415	$54,944	–	$31,058	$38

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	June 30, 2011
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$502,849	$3,874	$420	$16,672	$523,815
Multi-family	169,162	14,992	6,941	33,200	224,295
Commercial real estate:
Office	70,162	6,365	–	10,670	87,197
Retail/wholesale/mixed use	53,672	12,535	16,476	27,765	110,448
Industrial/warehouse	24,169	1,184	1,144	3,702	30,199
Other	5,403	363	1,012	3,754	10,532
Total commercial real estate	153,406	20,447	18,632	45,891	238,376
Construction and development:
One- to four-family	6,264	–	–	–	6,264
Multi-family	8,551	–	–	12,890	21,441
Commercial real estate	5,042	–	–	4,821	9,863
Land	12,540	28	180	5,854	18,602
Total construction/development	32,397	28	180	23,565	56,170
Consumer:
Home equity	205,869	–	–	1,411	207,280
Student	16,546	–	–	–	16,546
Other	8,986	–	–	211	9,197
Total consumer	231,401	–	–	1,622	233,023
Commercial business:
Term loans	21,301	1,008	–	4,268	26,577
Lines of credit	47,261	871	242	2,380	50,754
Total commercial business	68,562	1,879	242	6,648	77,331
Total	$1,157,777	$41,220	$26,415	127,598	1,353,010

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

	December 31, 2010
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$505,100	–	–	$18,972	$524,072
Multi-family	164,177	$27,521	$6,429	48,582	246,709
Commercial real estate:
Office	67,764	5,089	–	13,014	85,867
Retail/wholesale/mixed use	63,254	22,888	545	28,119	114,806
Industrial/warehouse	25,400	3,488	–	3,446	32,334
Other	5,503	4,062	502	2,311	12,378
Total commercial real estate	161,921	35,527	1,047	46,890	245,385
Construction and development:
One- to four-family	6,382	–	–	–	6,382
Multi-family	5,556	–	–	4,609	10,165
Commercial real estate	6,267	–	–	13,740	20,007
Land	14,095	203	887	10,310	25,495
Total construction/development	32,300	203	887	28,659	62,049
Consumer:
Home equity	214,132	–	–	1,421	215,553
Student	17,695	–	–	–	17,695
Other	9,846	–	–	342	10,188
Total consumer	241,673	–	–	1,763	243,436
Commercial business:
Term loans	20,322	1,314	403	3,155	25,194
Lines of credit	20,991	2,527	96	1,644	25,258
Total commercial business	41,313	3,841	499	4,799	50,452
Total	$1,146,484	$67,092	$8,862	$149,665	$1,372,103

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected.  Loans rated “doubtful” indicate that full collection is highly questionable or improbable.  The Company did not have any loans that were rated doubtful at June 30, 2011, or December 31, 2010.   Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss.  A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future.  The Company generally charges off loans that are rated as a loss.  As such, the Company did not have any loans that were rated loss at June 30, 2011, or December 31, 2010.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	June 30, 2011
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
One- to four-family	$6,827	$3,415	$14,087	$24,329	$499,487	$523,815	$15,150
Multi-family	8,624	–	18,020	26,644	197,650	224,295	33,007
Commercial real estate:
Office	1,073	–	4,439	5,511	81,686	87,197	10,569
Retail/wholesale/mixed	628	3,069	5,877	9,574	100,874	110,448	26,280
Industrial/warehouse	641	75	2,997	3,713	26,486	30,199	2,997
Other	368	121	713	1,202	9,331	10,532	2,525
Total commercial real estate	2,710	3,265	14,026	20,000	218,377	238,376	42,371
Construction and development:
One- to four-family	–	–	–	–	6,264	6,264	–
Multi-family	–	–	4,463	4,463	16,978	21,441	4,463
Commercial real estate	–	–	843	843	9,020	9,863	3,975
Land	295	–	4,797	5,092	13,510	18,602	4,840
Total construction	295	–	10,103	10,398	45,772	56,170	13,278
Consumer:
Home equity	871	536	1,386	2,793	204,487	207,280	1,386
Student	283	238	360	881	15,664	16,546	–
Other	145	59	203	406	8,790	9,197	203
Total consumer	1,299	833	1,949	4,080	228,941	233,023	1,589
Commercial business:
Term loans	273	68	906	1,246	25,331	26,577	1,399
Lines of credit	643	72	30	745	50,009	50,754	544
Total commercial	916	140	936	1,991	75,340	77,331	1,943
Total	$20,671	$7,653	$59,121	$87,442	$1,265,567	$1,353,010	$107,338

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

	December 31, 2010
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
One- to four-family	$6,704	$3,256	$18,684	$28,644	$495,428	$524,072	$18,684
Multi-family	6,847	10,337	14,557	31,741	214,968	246,709	31,660
Commercial real estate:
Office	1,936	1,072	3,081	6,089	79,778	85,867	11,915
Retail/wholesale/mixed	2,164	1,364	12,870	16,398	99,460	115,858	25,695
Industrial/warehouse	–	–	853	853	31,481	32,334	2,107
Other	–	–	1,527	1,527	9,799	11,326	1,527
Total commercial real estate	4,100	2,436	18,331	24,867	220,518	245,385	41,244
Construction and development:
One- to four-family	–	–	–	–	6,382	6,382	–
Multi-family	–	4,441	–	4,441	5,724	10,165	4,540
Commercial real estate	2,975	843	–	3,818	16,189	20,007	12,741
Land	112	–	9,282	9,394	16,101	25,495	9,282
Total construction	3,087	5,284	9,282	17,653	44,396	62,049	26,563
Consumer:
Home equity	855	400	1,369	2,624	212,929	215,553	1,369
Student	485	140	373	998	16,697	17,695	–
Other	183	96	275	554	9,634	10,188	275
Total consumer	1,523	636	2,017	4,176	239,260	243,436	1,644
Commercial business:
Term loans	150	246	1,992	2,388	22,806	25,194	2,185
Lines of credit	523	–	194	717	24,541	25,258	594
Total commercial	673	246	2,186	3,105	47,347	50,452	2,779
Total	$22,934	$22,195	$65,057	$110,186	$1,261,917	$1,372,103	$122,574

As of June 30, 2011, and December 31, 2010 $360 and $373 in student loans, respectively, were 90-days past due, but remained on accrual status.  No other loans 90-days past due were in accrual status as of either date.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

4.  Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:
	Six Months Ended June 30
	2011	2010
MSRs at beginning of the period	$7,775	$7,186
Additions	883	949
Amortization	(993)	(1,036)
MSRs at end of period	7,665	7,099
Valuation allowance at end of period	–	(493)
MSRs at end of the period, net	$7,665	$6,606

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for six months ended December 31:	2011	$658
Estimate for years ended December 31:	2012	1,265
	2013	1,207
	2014	1,160
	2015	1,124
	2016	1,071
	Thereafter	1,180
	Total	$7,665

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of June 30, 2011.  Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5.  Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	June 30	December 31
	2011	2010
Accrued interest:
Mortgage-related securities	$1,745	$1,432
Investment securities	738	511
Loans receivable	5,201	5,506
Total accrued interest	7,684	7,449
Premises and equipment, net	50,727	51,165
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	56,070	55,600
Prepaid FDIC insurance premiums	7,038	8,694
Deferred tax asset, net	36,969	40,320
Prepaid and other assets	50,878	45,389
Total other assets	$255,458	$254,709

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

6.  Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	June 30	December 31
	2011	2010
Checking accounts:
Non-interest-bearing	$97,167	$94,446
Interest-bearing	212,562	219,136
Total checking accounts	309,729	313,582
Money market accounts	404,756	423,923
Savings accounts	218,903	210,334
Certificates of deposit:
Due within one year	742,879	825,661
After one but within two years	220,904	126,710
After two but within three years	75,941	134,120
After three but within four years	26,128	29,890
After four but within five years	8,797	14,090
Total certificates of deposits	1,074,649	1,130,471
Total deposit liabilities	$2,008,037	$2,078,310

7.  Borrowings

The following table summarizes borrowings as of the dates indicated:

	June 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	241	4.17	249	4.17
2017 and thereafter	49,150	5.15	49,685	5.15
Total borrowings	$149,391	4.73%	$149,934	4.73%

Substantially all of the Company’s advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.  At June 30, 2011, $100,000 of the Company’s FHLB of Chicago advances was redeemable on a quarterly basis at the option of the FHLB of Chicago.

The Company is required to maintain certain unencumbered mortgage loans and certain mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago.  Total advances from the FHLB of Chicago are limited to the lesser of:  (1) 35% of the Bank’s total assets; (2) 20 times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities.  Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at June 30, 2011.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

7.  Borrowings (continued)

The Bank had lines of credit with two financial institutions at June 30, 2011 totaling $10,000.  At December 31, 2010, the Bank had lines of credit with two financial institutions totaling $15,000.   At June 30, 2011, and December 31, 2010, no amounts were outstanding on these lines of credit.

8.  Shareholders' Equity

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank’s and the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations).  Management believes, as of June 30, 2011, that the Bank met or exceeded all capital adequacy requirements to which it is subject.  The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:
	June 30, 2011
	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$252,117	18.35%	$109,934	8.00%	$137,418	10.00%
(to risk-weighted assets)
Tier 1 capital	234,939	17.10	54,967	4.00	82,451	6.00
(to risk-weighted assets)
Tier 1 capital	234,939	9.44	99,560	4.00	124,449	5.00
(to adjusted total assets)

	December 31, 2010
	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$245,628	17.86%	$110,044	8.00%	$137,555	10.00%
(to risk-weighted assets)
Tier 1 capital	228,434	16.61	55,022	4.00	82,533	6.00
(to risk-weighted assets)
Tier 1 capital	228,434	9.12	100,215	4.00	125,268	5.00
(to adjusted total assets)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

9.  Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Basic earnings (loss) per share:
Net income (loss)	$(51,377)	$731	$(50,336)	$2,833
Weighted average shares outstanding	46,058,361	45,424,183	45,897,411	45,490,176
Allocated ESOP shares for period	–	15,772	–	31,544
Vested MRP shares for period	1,745	1,070	3,489	1,888
Basic shares outstanding	46,060,106	45,441,024	45,900,900	45,524,148
Basic earnings (loss) per share	$(1.12)	$.02	$(1.10)	$.06

Diluted earnings (loss) per Share:
Net income (loss)	$(51,377)	$731	$(50,336)	$2,833
Weighted average shares outstanding used in basic earnings (loss) per share basic earnings per share	46,060,106	45,441,024	45,900,900	45,524,148
Net dilutive effect of:
Stock option shares	–	346,324	–	390,037
Diluted shares outstanding	46,060,106	45,787,348	45,900,900	45,914,185
Diluted earnings (loss) per share	$(1.12)	$.02	$(1.10)	$.06

The Company had stock options for 2,379,000 shares outstanding as of June 30, 2011, and for 2,034,000 shares as of June 30, 2010, that were not included in the computation of diluted earnings per share because they were anti-dilutive.  These options had weighted average exercise prices of $9.50 and $10.71 per share as of those dates, respectively.

10.  Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”).  The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis.  The Company then matches a percentage of the employee’s contributions.  Matching contributions made by the Company were $39 during each of the three-month periods ended June 30, 2011 and 2010, and $79 and $76 during the six-month periods ended June 30, 2011 and 2010, respectively.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

10.  Employee Benefit Plans (continued)

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Qualified Plan		Qualified Plan
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2011	2010	2011	2010
Service cost	$626	$485	$1,252	$970
Interest cost	569	506	1,138	1,012
Expected return on plan assets	(650)	(573)	(1,300)	(1,146)
Amortization of net loss from earlier periods	216	–	432	–
Net periodic benefit cost	$761	$418	$1,522	$836

The net periodic benefit cost for the Company’s supplemental plan was $6 and $107 for the three months ended June 30, 2011 and 2010, respectively, and $12 and $214 for the six months ended June 30, 2011 and 2010, respectively.  The amounts in all periods consisted solely of interest cost.

The 2011 contribution to the qualified plan was $5,000 and was paid in the second quarter.  The payment was determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2011.  No contribution is necessary for the Supplemental Plan.

11.  Stock-Based Benefit Plans

In 2001 the Company’s shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), which provided for stock option awards of up to 4,150,122 shares.  Options granted under the 2001 Plan vested over five years and had expiration terms of ten years.  The 2001 Plan also provided for restricted stock ("MRP") awards of up to 1,226,977 shares.  The 2001 Plan has expired and no options remain outstanding and no further awards may be made under this plan.

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares.   Options granted under the 2004 Plan vest over five years and have expiration terms of ten years.  The 2004 Plan also provided for MRP awards of up to 1,642,521 shares.  MRP shares awarded under the 2004 Plan vest over five years.  As of June 30, 2011, 617,721 MRP shares and options for 1,051,362 shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares.  The amount amortized to expense was $30 and $23 for the three month periods ended June 30, 2011 and 2010 respectively, and $60 and $42 for the six month periods ended June 30, 2011 and 2010 respectively.  Outstanding non-vested MRP grants had a fair value of $163 and an unamortized cost of $332 at June 30, 2011.   The cost of these shares is expected to be recognized over a weighted-average period of 1.6 years.

During the three months ended June 30, 2011 and 2010, the Company recorded stock option compensation expense of $38 and $11, respectively.  During the six months ended June 30, 2011 and 2010, the Company recorded stock option compensation expense of $81 and $20, respectively.  As of June 30, 2011, there was $600 in total unrecognized stock option compensation expense related to non-vested options.  This cost is expected to be recognized over a weighted-average period of 2.1 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

11.  Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Six Months Ended June 30
	2011		2010
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,462,464	$9.0184	3,129,398	$8.1823
Granted	421,000	5.0251	50,000	7.2200
Exercised	(488,464)	3.2056	(529,157)	3.2056
Forfeited	(28,000)	9.0664	(110,000)	10.6730
Outstanding at end of period	2,367,000	$9.5072	2,540,241	$9.0921

The following table provides additional information regarding the Company’s outstanding options as of June 30, 2011.
	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise Price:
$10.6730	2.8 years	–	–	1,702,000	–
$12.2340	5.0 years	10,000	–	40,000	–
$11.1600	6.8 years	12,800	–	19,200	–
$12.0250	7.1 years	30,000	–	20,000	–
$7.2200	8.8 years	40,000	–	10,000	–
$4.7400	9.5 years	70,000	–	–	–
$5.0500	9.6 years	388,000	–	–	–
$4.3000	9.7 years	25,000	–	–	–
Total		575,800	–	1,791,200
Weighted average remaining contractual life		9.3 years		3.0 years
Weighted average exercise price		$5.7545		$10.7089

The intrinsic value of options exercised during the six month period ended June 30, 2011 and 2010 was $296, and $1,754, respectively.  The weighted average grant date fair value of non-vested options at June 30, 2011 was $1.25 per share.  During the six months ended June 30, 2011, options for 421,000 shares were granted, options for 16,400 shares became vested, and there were no forfeitures of non-vested options.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 421,000 options granted during the six month period ended June 30, 2011: risk free rate of 2.06%, dividend yield of 2.04%, expected stock volatility of 25%, and expected term to exercise of 7.5 years.  These options had a weighted-average value of $1.15 per option using these assumptions.  The following assumptions were used to value 50,000 options granted during the six month period ended June 30, 2010: risk free rate of 3.00%, dividend yield of 3.00%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options were valued at $1.52 per option using these assumptions.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

11.  Stock-Based Benefit Plans (continued)

The Company has no stock compensation plans that have not been approved by shareholders.

12.  Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are summarized in the following table as of the dates indicated:
	June 30	December 31
	2011	2010
Unused consumer lines of credit	$151,393	$146,381
Unused commercial lines of credit	37,300	20,856
Commitments to extend credit:
Fixed rate	38,000	73,340
Adjustable rate	7,019	1,784
Undisbursed commercial loans	393	462
Standby letters of credit	319	339

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

As of June 30, 2011, and December 31, 2010, net unrealized gains of $36 and $1,474, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph.  These amounts were exclusive of net unrealized gains (losses) of $132 and $(800) on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	June 30, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$15,975	$74	$14,003	$(57)
Forward commitments	26,360	(38)	49,854	1,531
Net unrealized gain		$36		$1,474

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated.  The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

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

June 30, 2011

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.
	June 30 2011		December 31 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$132,341	$132,341	$232,832	$232,832
Securities available-for-sale	775,489	775,489	663,257	663,257
Loans held-for-sale	13,381	13,381	37,819	37,819
Loans receivable, net	1,313,835	1,284,501	1,323,569	1,213,460
Mortgage servicing rights, net	7,665	10,229	7,769	9,368
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	7,684	7,684	7,449	7,449
Deposit liabilities	2,008,037	1,924,012	2,078,310	1,967,742
Borrowings	149,391	161,555	149,934	163,521
Advance payments by borrowers	20,419	20,419	2,697	2,697
Accrued interest payable	764	764	2,428	2,428

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

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

13.  Fair Value of Financial Instruments (continued)

The following table sets forth by level within the fair value hierarchy (i.e., Level 1, 2, or 3) the Company's financial assets that were accounted for at fair value on a recurring basis as of the dates indicated.  The Company's financial liabilities accounted for at fair value were a negligible amount as of these dates.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At June 30, 2011
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$13,381	–	$13,381
Securities available-for-sale:
Investment securities	–	55,081	–	55,081
Mortgage-related securities	–	720,408	–	720,408

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$37,819	–	$37,819
Securities available-for-sale:
Investment securities	$22,054	205,970	–	228,024
Mortgage-related securities	–	435,234	–	435,234

For purposes of the impairment testing of MSRs, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates.  Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements.   Although not included in the above table, the Company considers the fair value of MSRs to be Level 3 in the fair value hierarchy.  There were no pools determined to be impaired at June 30, 2011.  Pools determined to be impaired at December 31, 2010, had an amortized cost basis of $390 and a fair value of $384 as of that date.  Accordingly, the Company had no valuation allowance as of June 30, 2011, compared to $6 as of December 31, 2010.  Refer to Note 4 for additional disclosures related to MSRs.

For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”).  The resulting valuation allowance, if any, is a component of the allowance for loan losses.  The discounted cash flow method is a fair value measure.  For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Company considers these fair values to be Level 3 in the fair value hierarchy.  For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $21,507 was recorded for loans with a recorded investment of $107,338 at June 30, 2011.  These amounts were $31,571 and $149,665 at December 31, 2010, respectively.

Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell.  In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties.  The Company considers these fair values to be Level 3 in the fair value hierarchy.  As of June 30, 2011, $22,982 in foreclosed properties was valued at collateral value compared to $17,742 at December 31, 2010.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

14.  Goodwill Impairment

In prior years the Company recorded goodwill as the result of the acquisitions of financial institutions in 1997 and 2000.  In the second quarter of 2011, in connection with the preparation of its financial statements for the quarter, the Company determined that its goodwill was impaired.  The Company performed an interim goodwill impairment test during this quarter as a result of a number of developments including the decline in the Company’s stock price and market capitalization and a recently announced Memoranda of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”).  To determine the fair value of goodwill, as well as the amount of the impairment, the Company obtained a third-party independent appraisal of the Company, which consists of a single reporting unit, and its assets and liabilities.  The fair value of the Company was estimated using a weighted average of three valuation methodologies, including a public market peers approach, a comparable transactions approach, and a discounted cash flow approach.  A comparison of the weighted average value from these approaches to the net carrying value of the Company indicated that potential impairment existed.  The weighted average value of the Company was subsequently compared to the estimated net fair value of the Company’s individual assets and liabilities.  As a result of this comparison, the Company concluded that goodwill was impaired and recorded an impairment charge of $52.6 million in the second quarter of 2011, which represented the total amount of the Company’s goodwill.

Goodwill impairment is not deductible for income tax purposes.  Accordingly, the Company recorded income tax expense of $266 and $626 during the three and six months ended June 30, 2011, regardless of the fact that it incurred a net loss before income taxes in such periods.   Excluding the goodwill impairment from the Company’s net loss before income taxes, the Company’s effective tax rate for these periods was 18.4% and 22.1%, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, and are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including instability in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Act and the transfer of regulatory authority from the OTS to the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“FRB”); regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effect of the memoranda of understanding discussed in this report; potential changes in Fannie Mae and Freddie Mac, which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; demand for other financial services; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.

Results of Operations

Overview   The Company’s net loss was $51.4 million or $1.12 per diluted share and $50.3 or $1.10 per diluted share during the three- and six-month periods ended June 30, 2011.  The losses in these periods were caused by a $52.6 million non-cash goodwill impairment in the second quarter that had no effect on the liquidity, operations, tangible capital, or regulatory capital of the Company or the Bank. Excluding this impairment, the Company’s earnings during the three-month period in 2011 were $1.2 million or $0.03 per diluted share compared to $731,000 or $0.02 per diluted share in same period of 2010.  Earnings for the six-month period in 2011 (again excluding the goodwill impairment) were $2.2 million or $0.05 per diluted share compared to $2.8 million or $0.06 per diluted share during the same six-month period in 2010.  The Company’s goodwill impairment is described more fully in “Financial Condition—Goodwill,” below.  Excluding the goodwill impairment, the increase in earnings between the quarter periods in 2011 and 2010 was principally due to an increase in net interest income and a decrease in provision for loan losses.  These developments were offset in part by a decrease in gains on sales of loans and investments and an increase in compensation-related expenses.   The decrease in earnings excluding the impairment between the six-month periods in 2011 and 2010 was caused by the same developments just described, except that the magnitude of the various changes resulted in lower earnings in the 2011 year-to-date period compared to the same period in 2010.  The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three- and six-month periods ended June 30, 2011 and 2010.

Net Interest Income   Net interest income increased by $3.7 million or 29.9% during the second quarter of 2011 compared to the same quarter of 2010 and by $5.4 million or 20.4% during the first six months of 2011 compared to the same period in 2010.  These increases were primarily attributable to an improvement in the Company’s net interest margin, which increased to 2.82% in both the three and six month periods of 2011, compared to 1.54% and 1.65% in the same periods of 2010, respectively.   The improvement in net interest margin in the current year periods was primarily the result of the Company’s early repayment of $756.0 million in high-cost borrowings from the FHLB of Chicago in December of 2010.  The repayment resulted in a significant decline in the average cost of interest-bearing liabilities in the 2011 periods compared to the same periods in the previous year.  Also contributing to the decline in the Company’s average cost of liabilities in the 2011 periods compared to 2010 was a decline in its average cost of deposits.  The Company’s average cost of deposits declined by 42 and 45 basis points during the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010.   The Company continues to manage its overall liquidity position by aggressively managing the rates it offers on its certificates of deposits and certain other deposit accounts.   However, absent a meaningful decline in market interest rates for deposits, management is believes that the ability of the Company to significantly reduce the cost of its deposit liabilities during the remainder of 2011 is limited.

Also contributing to the improvement in the Company’s net interest margin during the three and six months ended June 30, 2011, was a 34 and 23 basis point improvement, respectively, in the yield on interest-earning assets compared to the same periods in 2010.  These improvements were caused by a shift in the mix of earning assets from lower-yielding assets, such as overnight investments and available-for-sale securities, to higher-yielding assets, such as loans receivable.  The changes in mix were caused by the buildup in 2010 of lower-yielding assets to increase liquidity due to market conditions and management’s outlook for future interest rates at that time.  Partially offsetting the favorable impact of the improved asset mix was a decline in the average yield on the Company’s loans receivable and available-for-sale securities in the first half of 2011 compared to the same period in 2010.  These declines were caused by a declining interest rate environment during much of 2010 that resulted in lower yields on these earning assets in 2011.  In addition, the Company sold a substantial number of higher-yielding available-for-sale securities in 2010 at gains, which reduced the overall yield on its securities portfolio.

The following tables present certain details regarding the Company's average balance sheet and net interest income for the periods indicated.  The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities.  The yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  The average balances are derived from daily balances over the periods indicated.  Interest income includes fees, which are considered adjustments to yields.  Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Net interest margin is derived by dividing net interest income by average interest-earning assets.  No tax equivalent adjustments were made since the Company does not have any tax exempt investments.

	Three Months Ended June 30
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,371,929	$17,546	5.12%	$1,477,875	$19,879	5.38%
Mortgage-related securities	571,035	4,033	2.83	714,861	5,153	2.88
Investment securities (2)	250,040	1,281	2.05	850,360	4,454	2.10
Interest-earning deposits	90,236	46	0.20	185,170	100	0.22
Total interest-earning assets	2,283,240	22,906	4.01	3,228,266	29,586	3.67
Non-interest-earning assets	258,251			243,297
Total average assets	$2,541,491			$3,471,563

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$220,373	22	0.04	$210,631	29	0.06
Money market accounts	400,778	448	0.45	340,474	520	0.61
Interest-bearing demand accounts	211,438	24	0.05	200,562	29	0.06
Certificates of deposit	1,071,785	4,516	1.69	1,264,567	6,848	2.17
Total deposit liabilities	1,904,374	5,010	1.05	2,016,234	7,426	1.47
Advance payments by borrowers for taxes and insurance	16,805	1	0.02	17,000	1	0.02
Borrowings	176,413	1,790	4.06	906,557	9,764	4.31
Total interest-bearing liabilities	2,097,592	6,801	1.30	2,939,791	17,191	2.34
Non-interest-bearing liabilities:
Non-interest-bearing deposits	101,522			92,314
Other non-interest-bearing liabilities	39,259			39,572
Total non-interest-bearing liabilities	140,781			131,886
Total liabilities	2,238,373			3,071,677
Total equity	303,118			399,886
Total average liabilities and equity	$2,541,491			$3,471,563
Net interest income and net interest rate spread		$16,105	2.71%		$12,395	1.33%
Net interest margin			2.82%			1.54%
Average interest-earning assets to average interest-bearing liabilities	1.09x			1.10x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Six Months Ended June 30
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,369,129	$35,419	5.23%	$1,497,527	$40,735	5.44%
Mortgage-related securities	541,630	7,828	2.89	750,414	11,513	3.07
Investment securities (2)	252,755	2,625	2.08	778,369	9,185	2.36
Interest-earning deposits	98,460	97	0.20	190,280	145	0.15
Total interest-earning assets	2,261,974	45,969	4.06	3,216,590	61,578	3.83
Non-interest-earning assets	329,356			268,267
Total average assets	$2,591,330			$3,484,857

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$213,789	44	0.04	$204,673	57	0.06
Money market accounts	397,545	982	0.49	335,203	1,009	0.60
Interest-bearing demand accounts	202,602	47	0.05	196,383	51	0.05
Certificates of deposit	1,078,175	9,406	1.74	1,267,765	14,519	2.29
Total deposit liabilities	1,892,111	10,479	1.11	2,004,024	15,636	1.56
Advance payments by borrowers for taxes and insurance	12,289	2	0.03	12,325	2	0.03
Borrowings	161,543	3,560	4.41	906,687	19,430	4.29
Total interest-bearing liabilities	2,065,943	14,041	1.36	2,923,036	35,068	2.40
Non-interest-bearing liabilities:
Non-interest-bearing deposits	102,073			89,938
Other non-interest-bearing liabilities	115,672			70,380
Total non-interest-bearing liabilities	217,745			160,318
Total liabilities	2,283,688			3,083,354
Total equity	307,642			401,503
Total average liabilities and equity	$2,591,330			$3,484,857
Net interest income and net interest rate spread		$31,928	2.70%		$26,510	1.43%
Net interest margin			2.82%			1.65%
Average interest-earning assets to average interest-bearing liabilities	1.09x			1.10x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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
	Three Months Ended June 30, 2011 Compared to June 30, 2010
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,400)	$(933)	$(2,333)
Mortgage-related securities	(1,032)	(88)	(1,120)
Investment securities	(3,079)	(94)	(3,173)
Interest-earning deposits	(48)	(6)	(54)
Total interest-earning assets	(5,559)	(1,121)	(6,680)
Interest-bearing liabilities:
Savings accounts	4	(11)	(7)
Money market accounts	82	(154)	(72)
Interest-bearing demand accounts	2	(7)	(5)
Certificates of deposit	(952)	(1,380)	(2,332)
Total deposit liabilities	(864)	(1,552)	(2,416)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	(7,442)	(532)	(7,974)
Total interest-bearing liabilities	(8,306)	(2,084)	(10,390)
Net change in net interest income	$2,747	$963	$3,710

	Six Months Ended June 30, 2011 Compared to June 30, 2010
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,357)	$(1,959)	$(5,316)
Mortgage-related securities	(3,043)	(642)	(3,685)
Investment securities	(5,576)	(984)	(6,560)
Interest-earning deposits	(83)	35	(48)
Total interest-earning assets	(12,059)	(3,550)	(15,609)
Interest-bearing liabilities:
Savings accounts	8	(21)	(13)
Money market accounts	170	(197	(27)
Interest-bearing demand accounts	2	(6)	(4)
Certificates of deposit	(1,971)	(3,142)	(5,113)
Total deposit liabilities	(1,791)	(3,366)	(5,157)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	(16,415)	545	(15,870)
Total interest-bearing liabilities	(18,415)	(2,821)	(21,027)
Net change in net interest income	$6,147	$(729)	$5,418

Provision for Loan Losses   The Company’s provision for loan losses was $805,000 during the second quarter of 2011 compared to $6.2 million in the same quarter last year.   The provision for the six months ended June 30, 2011, was $4.0 million compared to $9.5 million in the same period last year.  The provisions for loan losses in these periods have been impacted by continuing weak economic conditions, high unemployment, and lower values for real estate.  These conditions have been particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land.  Beginning in the latter part of 2010, management began to notice an increase in vacancy rates, a decline in rents, and/or delays in unit sales for many of the properties that secure the Company’s loans.  In many instances, management’s observations included loans that borrowers and/or loan guarantors have managed to keep current despite underlying difficulties with the collateral properties.   During the second quarter of 2011, the Company recorded $1.8 million in additional loss provisions against two unrelated loan relationships aggregating $6.7 million.  These loans were secured by an office/warehouse and multi-tenant retail buildings.  The losses on these loans were based on internal management evaluations of the collateral that secures the loan, as well as management’s knowledge of current market conditions.  During the quarter the Company also recorded $1.5 million in loss provisions against a number of smaller multi-family, commercial real estate, and business loan relationships, as well as certain residential and consumer loans.  These losses were based on updated independent appraisal or internal management evaluations of the collateral that secures the loans.  In addition, during the second quarter the Company recorded approximately $900,000 in additional loss provision that reflected management’s general concerns related to renewed weaknesses in housing markets and recent increases in unemployment.  The impact of these developments, however, was substantially offset by $3.4 million in loss recaptures due to the payoff of $7.7 million in non-performing loans and the upgrade of a $1.4 million loan to performing status.

During the second quarter of the 2010 the Company recorded $4.1 million in loss provisions against seven unrelated loan relationships aggregating $15.9 million.   These loans were secured by office, commercial, and retail buildings, developed land, and equipment and inventory.   In addition, the Company recorded $1.2 million in loss provisions on a number of smaller commercial business, residential, and consumer loans during the quarter.  Finally, the Company also recorded nearly $1.0 million in additional loss provisions during the second quarter of 2010 that reflected management’s general concerns related to continued declines in commercial real estate values, as well as continued weaknesses in economic conditions and employment.

On a year-to-date basis in 2011 the Company recorded $7.4 million in loss provisions against a number of multi-family, commercial real estate, and business loan relationships, as well as certain smaller residential and consumer loans.  This development was offset by $3.4 million in loss recaptures in the second quarter, as previously described.  The year-to-date loss provision in 2010 was $9.5 million due principally to $7.3 million in losses on a number of larger multi-family, commercial real estate, and business loans.

For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income   Total non-interest income decreased by $7.6 million or 61.6% and by $10.8 million or 50.6% during the three- and six-month periods ended June 30, 2011, compared to the same periods in the previous year.  These decreases were primarily attributable to a decline in gains on sales of investments, which were zero and $1.1 million during the three and six months ended June 30, 2011, respectively, compared to gains of  $6.7 million and $11.1 million during the same periods in 2010, respectively.  In the first quarter of 2011 the Company sold a $20.8 million investment in a mutual fund that management did not expect would perform well in future periods.   During the first six months of 2010, the Company sold $319.9 million in longer-term, fixed-rate mortgage-related securities and $189.9 million in adjustable-rate mortgage related securities.  Significant reasons for other changes in non-interest income are discussed in the following paragraphs.

Service charges on deposits increased by $60,000 or 4.0% during the three months ended June 30, 2011, compared to the same quarter in 2010.  On a year-to-date basis, service charges increased by $139,000 or 4.8% in 2011 compared to the same period in the previous year.  Management attributes this improvement to an increase in the Company’s core deposit accounts, consisting of checking, savings, and money market accounts, which increased by $95.3 million or 11.4% during the twelve months ended June 30, 2011.  In addition, management believes that unfavorable economic conditions during much of 2009 and 2010 resulted in reduced spending by consumers in general during those periods, which had an adverse impact on the Company’s transaction fee revenue, which consists principally of ATM, debit card, and overdraft fees.

Brokerage and insurance commissions were $832,000 during the second quarter of 2011, a $159,000 or 16.1% decline from the same period in the previous year.  On a year-to-date basis, commissions were $1.4 million in 2011, a $131,000 or 8.3% decline from the same period in 2010.  Commissions during the first six months of the previous year benefited from favorable trends in equity markets in that period, which resulted in increased revenue from sales of mutual funds and other equity investments.  In addition, employment conditions in the Company’s local markets in early 2010 resulted in increased revenue from rollovers by customers’ of their employee benefit plans into products offered by the Company.

Net loan-related fees and servicing revenue was $333,000 during the three months ended June 30, 2011, compared to $94,000 in the same period of 2010.   This revenue item was $584,000 during the six months ended June 30, 2011, compared to $252,000 in the same period of 2010.  The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)
Gross servicing fees	$678	$638	$1,360	$1,266
Mortgage servicing rights amortization	(477)	(560)	(993)	(1,036)
Mortgage servicing rights valuation (loss) recovery	–	(130)	6	(206)
Loan servicing revenue, net	201	(52)	373	24
Other loan fee income	132	146	211	228
Loan-related fees and servicing revenue, net	$333	$94	$584	$252

Gross servicing fees increased in the 2011 periods compared to the prior year periods as a result of an increase in the amount of loans that the Company services for third-party investors.  As of June 30, 2011, the Company serviced $1.1 billion in loans for third-party investors compared to $1.0 billion at June 30, 2010.   Related amortization has decreased in the 2011 periods due to slightly higher interest rates, which has resulted in fewer loan prepayments and slower amortization of the mortgage servicing rights.   Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against mortgage servicing rights.   The change in this allowance is recorded as a recovery or charge, as the case may be, in the period in which the change occurs.

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

Gains on sales of loans were $520,000 in the second quarter of 2011 compared to $1.2 million in the same period last year.  Year-to-date, gains on sales of loans were $1.1 million in 2011 compared to $1.8 million in the same six months of 2010.  During the three and six months ended June 30, 2011, sales of one- to four-family mortgage loans were $36.4 million or 61.7% lower and $24.7 million or 23.5% lower than they were during the same periods in the previous year, respectively.  Loan sales have declined in recent periods due to slightly higher market interest rates for fixed-rate, single-family mortgage loans, which has reduced borrower incentives to refinance existing mortgage loans.  The Company typically sells most of the fixed-rate, single-family mortgage loans that it originates in the secondary market.  Absent a significant decline in market interest rates for single-family mortgage loans, Bank Mutual expects that gains on sales of loans in 2011 will be significantly lower than they were in 2010.

In the second quarter of 2011 the Company recognized $389,000 in net OTTI losses related to its investment in certain private-label CMOs.   As of June 30, 2011, the Company’s total investment in private-label CMOs was $74.8 million.  These CMOs were purchased by the Company from 2004 to 2006, are secured by prime residential mortgage loans, and were rated “triple-A” at the time of purchase.  However, beginning in 2008 and continuing through the second quarter of 2011, certain of the Company’s private-label CMOs have been downgraded to less than investment grade.  The net OTTI loss recognized in earnings during the second quarter of 2011 consisted of the credit portion of the total OTTI loss on three of Company’s private-label CMOs rated less than investment grade.  These CMOs had a net carrying value of $8.2 million at June 30, 2011.  The amount of the credit portion of the total OTTI loss was determined by an independent third-party review of the expected cash flows from these three CMOs, which included assumptions for future defaults and loss severities.  Management attributes the net OTTI loss to renewed weakness in national housing markets in recent periods, which continues to result in lower values for residential properties on a nationwide basis.  None of the Company’s remaining private-label CMOs were deemed to be other-than-temporarily impaired as of June 30, 2011.  However, the collection of the amounts due on Company’s private-label CMOs is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.  Refer to “Financial Condition—Available-for-Sale Securities,” below, for additional discussion.

Non-Interest Expense   Total non-interest expense increased significantly during the three and six months ended June 30, 2011, compared to the same periods in the previous year.  This increase was caused by a $52.6 million non-cash goodwill impairment that no effect on the liquidity, operations, tangible capital, or regulatory capital of the Company or the Bank.  The Company determined that the value of its goodwill had become impaired in the second quarter of 2011 based on a number of factors including the decline in its stock price and market capitalization and the impact the recently announced MOU with the OTS had on the impairment valuation process.  Refer to “Financial Condition—Goodwill,” below, for additional discussion.  Total non-interest expense before the goodwill impairment increased by $872,000 or 9.7% during the three months ended June 30, 2011, compared to the same period in 2010.  Total non-interest expense excluding the goodwill impairment increased by $1.4 million or 4.0% during the six months ended June 30, 2011, compared to the same period in 2010.  Significant reasons for these increases are discussed in the following paragraphs.

Compensation-related expenses increased by $604,000 or 6.7% million during the three months ended June 30, 2011, compare to the same period in 2010.  The increase in these expenses during the six month period in 2011 was $1.3 million or 7.3% compared to the same period in 2010.  These increases were primarily due to an increase in compensation expense related to annual merit increases, as well the Company’s hiring of certain key management personnel.  In April 2010, David A. Baumgarten joined the Company as President and in late 2010 and early 2011 the Company hired two new senior vice presidents to manage commercial banking and credit administration and risk.  In addition, during the first six months of 2011 the Company hired several commercial relationship managers experienced in originating loans and selling deposit and cash management services to the mid-tier commercial banking market, defined by the Company as business entities with sales revenues of $10 to $100 million.  This is a new market segment for the Company.

Also contributing to the increase in compensation-related expense in the 2011 periods was an increase in costs related to the Company’s defined-benefit pension plan.  This increase was caused by an increase in the number of qualified participants in the plan in recent periods, as well as a decline in the interest rate used to determine the present value of the pension obligation.

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

Occupancy and equipment costs were $2.9 million during the second quarter of 2011 compared to $2.7 million in the same quarter of last year.  On a year-to-date basis, occupancy and equipment costs were $5.8 million in 2011 compared to $5.7 million during the same six months in 2010.   These increases were caused by modest increases in a variety of expense categories including depreciation, rent, utilities, maintenance and repairs, and data processing costs.  These developments were offset somewhat by lower real estate taxes.

Federal deposit insurance premiums were $746,000 and $1.8 million during the three and six month periods ended June 30, 2011, respectively.  These amounts compared to $1.0 million and $2.0 million during the same periods in 2010, respectively.  Effective in the second quarter of 2011 the FDIC implemented a new rule that changed the deposit insurance assessment base from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated assets (minus average tangible equity and certain other adjustments).  The Company’s deposit insurance costs declined as a result of the new rule because the Company has a relatively low level of non-deposit funding sources, such as advances from the FHLB of Chicago.

Losses on foreclosed real estate were $2.2 million during the second quarter of 2011 compared to $2.1 million in the same quarter of last year.  On a year-to-date basis, losses on foreclosed real estate were $2.9 million in 2011 compared to $3.0 million during the same six months in 2010.  Since the beginning of 2010 the Company has experienced elevated losses on foreclosed real estate due to declining real estate values and weak economic conditions.   If these conditions persist, future losses on foreclosed real estate could remain elevated in the near term.

Other non-interest expense increased by $280,000 or 9.5% and $328,000 or 5.6% during the three and six months ended June 30, 2011, respectively, compared to the same periods last year.  These developments were the result of increased costs associated with the management of foreclosed real estate and increased legal, accounting, and other professional fees.  These increases were partially offset by lower marketing and advertising costs between the periods.

Income Tax Expense   Income tax expense was $266,000 during the three months ended June 30, 2011, compared to $162,000 in the same period of 2010.  Income tax expense was $626,000 during the six months ended June 30, 2011, compared to $1.2 million during the same six months in 2010.   Excluding the goodwill impairment from income (loss) before taxes, which is not deductible for income tax purposes, the Company’s effective tax rate (“ETR”) for the second quarter of 2011 and 2010 was 18.4% and 18.1%, respectively.  The Company’s ETR for the six month periods in these years was 22.1% and 30.0%, respectively (again, excluding the impact of the goodwill impairment in the 2011 period).  The Company’s ETR was lower in the 2011 periods, as well as the second quarter of 2010, because non-taxable revenue, such as earnings from bank-owned life insurance (“BOLI”), comprised a larger portion of pre-tax earnings in those periods (excluding the goodwill impairment).

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

Financial Condition

Overview The Company’s total assets decreased by $68.7 million or 2.7% during the six months ended June 30, 2011.  Total assets at June 30, 2011, were $2.52 billion compared to $2.59 billion at December 31, 2010.   Most of this decline was caused by the $52.6 million goodwill impairment, as previously described.  In addition, during the period the Company’s cash and cash equivalents declined by $100.5 million or 43.2% and its loans held-for-sale and loans receivable declined by $34.2 million or 2.5% in the aggregate.  However, these declines were offset in part by a $112.2 million or 16.9% increase in securities available-for-sale during the period.  The Company’s deposit liabilities decreased by $70.3 million or 3.4% and its other liabilities increased by $31.1 or 69.1% during the six months ended June 30, 2011.  The Company’s total shareholders’ equity decreased from $313.0 million at December 31, 2010, to $266.3 million at June 30, 2011, due principally to the goodwill impairment.  Non-performing assets decreased by $9.6 million or 6.7% to $132.6 million during the six months ended June 30, 2011.  The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the six months ended June 30, 2011.

Cash and Cash Equivalents   Cash and cash equivalents declined from $232.8 million at December 31, 2010, to $132.3 million at June 30, 2011.  This decline was caused by the Company’s purchase of mortgage-related securities during the period and, to a lesser extent, a decrease in deposit liabilities.

Securities Available-for-Sale   The Company’s portfolio of securities available-for-sale increased by $112.2 million or 16.9% during the six months ended June 30, 2011.  This increase was primarily the result of the Company’s purchase of $287.7 million in medium-term government agency mortgage-backed securities (“MBSs”) and CMOs during the period.   The impact of these purchases was partially offset by $150.8 million in securities that were called by issuers during the period, as well as the sale of a $20.8 million mutual fund, as previously described.

The Company classifies all of its securities as available-for-sale.  Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity.  The fair value adjustment on the Company’s available-for-sale securities was a net unrealized gain of $4.5 million at June 30, 2011, compared to a net unrealized loss of $2.3 million at December 31, 2010.  This improvement was caused by a general decline in interest rates during the six month period and the favorable impact such as on the types of securities owned by the Company.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans.  The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase.  However, several of the securities in the portfolio have been downgraded in recent periods.  The following table presents the credit ratings, carrying values, and unrealized gains (losses) of the Company’s private-label CMO portfolio as of the dates indicated (in instances of split-ratings, each security has been classified according to its lowest rating):

	June 30, 2011		December 31, 2010
	Carrying Value	Unrealized Gain (Loss), Net	Carrying Value	Unrealized Gain (Loss), Net
	(Dollars in thousands)
Credit rating:
AAA/Aaa	$6,651	$226	$12,876	$322
AA/Aa	3,547	(32)	8,600	(84)
A	7,830	(108)	19,249	(1,155)
BBB/Baa	12,672	(192)	11,142	(242)
Less than investment grade	44,092	(3,494)	35,735	(1,981)
Total private-label CMOs	$74,792	$(3,600)	$87,602	$(3,139)

During the second quarter of 2011 management determined that it is unlikely the Company will collect all amounts due according to the contractual terms on three of its securities that are rated less than investment grade.  Accordingly, the Company recorded $389,000 in net OTTI on these securities in that period (refer to “Results of Operations—Non-Interest Income,” above, for additional discussion).  As of June 30, 2011, management has determined that none of the Company’s other private-label CMOs were other-than-temporarily impaired as of that date.  However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Loans Held-for-Sale   Loans held-for-sale decreased from $37.8 million at December 31, 2010, to $13.4 million at June 30, 2011.   The Company’s policy is to sell substantially all of its thirty-year, fixed-rate, one- to four-family mortgage loan originations, as well as certain fifteen-year, one- to four-family loans, in the secondary market.  The origination of these loans have declined in recent periods due to slightly higher market interest rates for these loans, which has reduced borrower incentives to refinance existing mortgage loans.  As a result, management expects that loan sales during the full-year 2011 will be significantly lower than they were in 2010.

Loans Receivable   Loans receivable decreased by $9.7 million or 0.7% during the six months ended June 30, 2011.  The Company’s aggregate portfolio of multi-family and commercial real estate loans decreased from $495.5 million at December 31, 2010, to $465.0 million at June 30, 2011.  In addition, its construction and development loans decreased from $83.5 million to $76.9 million during the same period.  The decrease in multi-family and commercial real estate loans was caused by loan payoffs and foreclosures that exceeded originations during the period.  The decrease in construction and development loans was due primarily to the reclassification of certain construction loans to permanent loans as a result of the completion of construction.   The Company’s originations of multi-family and commercial real estate loans were $30.1 million in the aggregate during the six months ended June 30, 2011, compared to $14.7 million during the same period in 2010.   Originations of construction and development loans were $13.2 million and $20.2 million during these same periods, respectively.

The Company’s portfolio of one- to four-family loans decreased slightly from $531.9 million at December 31, 2010, to $528.1 million at June 30, 2011.  In recent periods the origination of one- to four-family loans that the Company retains in portfolio, which consist principally of adjustable-rate loans and, from time-to-time, fixed-loans with maturity terms of up to 15 years, have approximated loan repayments.

The Company’s portfolio of commercial business loans increased from $50.1 million at December 31, 2010, to $77.3 million at June 30, 2011.  Commercial business loan originations during the six months ended June 30, 2011, were $29.0 million compared to $7.4 million during the same period in the previous year.  In recent months the Company has been successful at attracting a number of new commercial business relationships as a result of its recent initiatives to expand its presence in the mid-tier commercial banking market, as described more fully, below.

The Company’s consumer loan portfolio declined from $243.5 million at December 31, 2010, to $233.0 million at June 30, 2011.  Consumer loan originations, including fixed-term home equity loans and home equity lines of credit, were $36.5 million during the six months ended June 30, 2011, compared to $38.4 million during the same period in the prior year.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations for the periods indicated:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$56,230	$72,735	$100,135	$125,099
Multi-family	2,146	8,392	7,710	12,253
Commercial real estate	13,384	1,068	22,398	2,432
Construction and development loans	5,955	16,144	13,247	20,216
Total mortgage loans	77,715	98,339	143,490	160,000
Consumer loans	19,696	23,255	36,507	38,420
Commercial business loans	23,865	3,044	29,009	7,445
Total loans originated	$121,276	$124,638	$209,006	$205,865

(1)
Includes $32.0 million and $65.2 million in loans originated for sale during the three months ended June 30, 2011 and 2010, respectively, and $54.8 million and $112.0 million during the six months ended as of the same dates, respectively.

In April 2010 David A. Baumgarten joined the Company as President.  Mr. Baumgarten has significant commercial banking experience in senior roles with other large commercial banks and has significant experience in the Company’s major market area, Milwaukee and southeastern Wisconsin.  In recent periods the Company has also hired two new senior vice presidents, as well as a number of other commercial relationship managers, that are experienced in managing and selling loans, deposit, and cash management services to the mid-tier commercial banking market, defined by the Company as business entities with sales revenues of $10 to $100 million.  This is a new market segment for the Company.  During 2011 the Company intends to add additional professionals capable of serving this market segment.  The Company is unable to determine at this time the level of success, if any, that it will have in increasing its share of this market segment.  Further, the Company is unable to provide any assurances that it will be able to attract or retain the talent necessary to increase its share of this market segment.

Foreclosed Properties and Repossessed Assets  The Company’s foreclosed properties and repossessed assets increased to $24.9 million at June 30, 2011, from $19.3 million at December 31, 2010.  This increase was caused by foreclosures related to a number of commercial real estate loans and, to a lesser extent, single-family residential loans.  This increase was partially offset by charge-offs on foreclosed properties due to continued declines in real estate values and weak economic conditions, as previously described.  Management expects foreclosed properties and repossessed assets to trend higher in the near term as the Company continues to work out its non-performing loans.

Goodwill  In prior years the Company had recorded goodwill as the result of its acquisitions of two financial institutions in 1997 and 2000.  In the second quarter of 2011, in connection with the preparation of its financial statements for the quarter, management determined that the value of the Company’s goodwill was impaired.  The Company performed an interim goodwill impairment test during this quarter as a result of a number of developments including the decline in the Company’s stock price and market capitalization and a recently announced MOU with the OTS.  In order to determine the fair value of goodwill, as well as the amount of the impairment, management obtained a third-party independent appraisal of the Company and its assets and liabilities.  The fair value of the Company, which consists of a single reporting unit, was estimated using a weighted average of three valuation methodologies, including a public market peers approach, a comparable transactions approach, and a discounted cash flow approach.  A comparison of the weighted average value from these approaches to the net carrying value of the Company indicated that potential impairment existed.  The weighted average value of the Company was subsequently compared to the estimated net fair value of the Company’s individual assets and liabilities.  As a result of this comparison, management concluded that the Company’s goodwill was impaired and recorded an impairment charge of $52.6 million in the second quarter of 2011, which represented the total amount of the Company’s goodwill.  As previously noted, this impairment was a non-cash charge and had no effect on the liquidity, operations, tangible capital, or regulatory capital of the Company or the Bank.

Mortgage Servicing Rights  The carrying values of the Company’s MSRs were $7.7 million at both June 30, 2011, and December 31, 2010, net of valuation allowances of zero and $6,000 as of such dates, respectively.  As of June 30, 2011, and December 31, 2010, the Company serviced $1.1 billion in loans for third-party investors.

Other Assets   As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago that had a carrying value of $46.1 million at both June 30, 2011, and December 31, 2010, and which is included as a component of other assets.   As of June 30, 2011, the Company owns substantially more common stock of the FHLB of Chicago than it would otherwise be required to own given its level of borrowings from the FHLB of Chicago.  From 2007 through 2010 the FHLB of Chicago suspended the payment of dividends on its common stock, as well as the repurchase of common stock from its members.  The FHLB of Chicago resumed the payment of quarterly cash dividends at a modest amount in 2011.  The original suspension was due to the FHLB of Chicago entering into a MOU with its primary regulator the Federal Housing Finance Board ("FHFB") which, among other things, restricted the dividends that the FHLB of Chicago could pay without prior approval of the FHFB, as well as the stock that it can repurchase from its members.    Management is unable to determine whether the FHLB of Chicago will continue to pay dividends on its common stock or the amount of future dividends, if any.  Furthermore, the Company is unable to determine when, or if, it will be able to reduce its holdings of the common stock of the FHLB of Chicago.

The Company’s investment in the common stock of the FHLB of Chicago is carried at cost (par value) and is periodically reviewed for impairment.  Investments in FHLB common stock are considered to be long-term investments under GAAP.  Accordingly, the evaluation of FHLB common stock for impairment is based on management’s assessment of the ultimate recoverability at the stock’s par value rather than by temporary declines in its value.  Based on a review of the FHLB of Chicago’s results of operations, capital, liquidity, commitments, and other activities, as well as the continued status of the FHLB System as a government-sponsored entity, management concluded that the Company’s FHLB stock was not impaired as of June 30, 2011.   However, this conclusion is subject to numerous factors outside the Company’s control, including, but not limited to, future legislative or regulatory changes and/or adverse economic developments that could have a negative impact on the Company’s investment in the common stock of the FHLB of Chicago.  Accordingly, a future determination of impairment could result in significant losses being recorded through earnings in future periods.

Deposit Liabilities Deposit liabilities decreased by $70.3 million or 3.4% during the six months ended June 30, 2011, to $2.01 billion compared to $2.08 billion at December 31, 2010.  Core deposits, consisting of checking, savings, and money market accounts, declined by $14.8 million or 1.6% during the period while certificates of deposit declined by $55.5 million or 5.4%.   Core deposits were higher than typical at December 31, 2010, due to the timing of certain local government tax deposits which had not been withdrawn as of that date.  Over the past twelve months, core deposits have increased by $95.3 million or 11.4%.  With respect to certificates of deposit, the Company has reduced the rates it offers on this product during the past year in an effort to manage its overall liquidity position, which has resulted in a decline in certificates of deposit since December 31, 2010.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, declined slightly during the six months ended June 30, 2011.   The following table presents the Company’s FHLB advances by contractual maturities as of that date.
	Amount	Rate
	(Dollars in thousands)
FHLB advances maturing in:
2012	$100,000	4.52%
2013	241	4.17
2017 and thereafter	49,150	5.22
Total FHLB advances	$149,391	4.79%

The Company’s advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity.   In December 2010, the Company repaid $756.0 million in advances that had an average remaining maturity of six years.  The Company recognized a one-time charge of $89.3 million during the fourth quarter of 2010, as previously noted.  As of June 30, 2011, $100.0 million in advances from the FHLB of Chicago that mature in 2012 are redeemable at the option of the FHLB of Chicago, although management believes such is unlikely to occur.

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

Advance Payments by Borrowers for Taxes and Insurance  Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $20.4 million at June 30, 2011, compared to $2.7 million at December 31, 2010.  Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Other Liabilities   The Company’s other liabilities increased to $76.1 million at June 30, 2011, from $45.0 million at December 31, 2010.  Most of this increase was caused by payables to securities brokers for securities purchased in June that were not delivered until July.

Shareholders' Equity   The Company’s shareholders’ equity decreased from $313.0 million at December 31, 2010, to $266.3 million at June 30, 2011.   This decrease was principally caused by the $52.6 million goodwill impairment, as previously described.  The Company’s ratio of shareholders’ equity to total assets was 10.55% at June 30, 2011, compared to 12.07% at December 31, 2010.  If goodwill had been excluded from shareholders’ equity and total assets as of December 31, 2010, this ratio would have been 10.25% as of that date.  Book value per share of the Company’s common stock was $5.76 at June 30, 2011, compared to $6.84 at December 31, 2010.  If goodwill had been excluded from this computation at December 31, 2010, this value would have been $5.69 as of that date.

A quarterly cash dividend of $0.01 per share was paid in the second quarter of 2011; the dividend payout ratio during this period was 38.7% of earnings excluding the goodwill impairment. On August 1, 2011, the Company’s board of directors announced that it had declared a $0.01 per share dividend payable on September 1, 2011, to shareholders of record on August 12, 2011.  During the first six months of 2011 the Company did not repurchase any shares of its common stock nor did its board of directors authorize a program for the purchase of additional shares.

For additional discussion relating to the Company’s ability to pay dividends or repurchase shares of its common stock, refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality  The following table summarizes non-performing loans and assets as of the dates indicated:

	At June 30	At December 31
	2011	2010
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$15,150	$18,684
Multi-family	33,007	31,660
Commercial real estate	42,371	41,244
Construction and development	13,278	26,563
Total non-accrual mortgage loans	103,806	118,151
Non-accrual consumer loans:
Secured by real estate	1,386	1,369
Other consumer loans	203	275
Total non-accrual consumer loans	1,589	1,644
Non-accrual commercial business loans	1,943	2,779
Total non-accrual loans	107,338	122,574
Accruing loans delinquent 90 days or more	360	373
Total non-performing loans	107,698	122,947
Foreclosed properties and repossessed assets	24,945	19,293
Total non-performing assets	$132,643	$142,240

Non-performing loans to loans receivable, net	8.20%	9.29%
Non-performing assets to total assets	5.26%	5.49%
Gross interest income that would have been recorded if non-accrual loans had been current (1)	$3,597	$8,531
Interest income on non-accrual loans included in interest income (1)	2,068	5,985

(1)	Amounts shown are for the six months ended June 30, 2011, and the twelve months ended December 31, 2010, respectively.

The Company’s non-performing loans were $107.7 million or 8.20% of loans receivable as of June 30, 2011, compared to $122.9 million or 9.29% as of December 31, 2010.  Non-performing assets, which includes non-performing loans, were $132.6 million or 5.26% of total assets and $142.2 million or 5.49% of total assets as of these same dates, respectively.  The Company’s level of non-performing loans and assets is due to continuing weakness in economic conditions, low values for commercial and multi-family real estate, and high unemployment rates in recent years, which has resulted in increased stress on borrowers and increased loan delinquencies.   Many properties securing the Company’s loans have experienced increased vacancy rates, reduced lease rates, and/or delays in unit sales, as well as lower real estate values.  During the fourth quarter of 2010 in particular, management increased its assessment of the number of loans secured by commercial real estate, multi-family real estate, land, and commercial business assets that are or will likely become collateral dependent.  In many instances, management’s assessment included loans that borrowers have managed to keep current despite underlying difficulties with the properties that secure the loans.   As of June 30, 2011, non-performing loans included $43.4 million in loans that were current on all contractual principal and interest payments, but which management determined should be classified as non-performing in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment.  The Company has continued to record periodic interest payments on these loans in interest income provided the borrowers have remained current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loan has been deemed to be collectible.  The decline in the Company’s non-performing and classified loans during the six months ended June 30, 2011, was due to loans that were paid off or upgraded during the period, as previously described, as well as loans that were partially charged off because Bank Mutual had commenced and/or completed foreclosure proceedings during the period.

The decrease in non-performing construction loans during the six months ended June 30, 2011, was largely due to the reclassification of certain construction loans during the period into the commercial real estate an multi-family loan categories, due to the completion of the construction phase on these loan relationships.  The corresponding increases in these latter categories of loans caused by these transfers were partially offset by loan pay-offs, upgrades, and charge-offs, as previously described.

In addition to non-performing assets, at June 30, 2011, management was closely monitoring $26.4 million in additional loans that were classified as “special mention” and $19.9 million that were adversely classified as “substandard” in accordance with the Company’s internal risk rating policy.  These amounts compared to $8.9 million and $27.1 million, respectively, as of December 31, 2010.  These loans are primarily secured by commercial real estate, multi-family real estate, land, and certain commercial business assets.  Although these loans were performing in accordance with their contractual terms, management deemed their classification prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral.  The decrease in the additional substandard loans during the six months ended June 30, 2011, was largely due to the repayment of two loans from the same borrower that aggregated $6.1 million.  The Company charged-off $1.9 million in previously established loan loss allowances related to the resolution of this loan relationship.  The increase in special mention loans during the six months ended June 30, 2011, was primarily caused by the Company’s downgrade of a $15.9 million loan secured by a multi-tenant retail development.  Although this loan is performing in accordance with its contractual terms, management determined that classification as special mention was appropriate in light of recent trends in occupancy levels and lease rates on the collateral property.  The Company does not expect to incur a loss on this loan at this time, although there can be no assurance.

A summary of the allowance for loan losses is shown below for the periods indicated:

	Six Months Ended June 30
	2011	2010
	(Dollars in thousands)
Balance at the beginning of the period	$47,985	$17,028
Provision for loan losses:
One- to four-family	1,304	(220)
Multi-family	934	4,200
Commercial real estate	(35)	457
Construction and Development	496	3,250
Consumer loans	245	369
Commercial business loans	1,041	1,460
Total provision for loan losses	3,985	9,516
Charge-offs:
One- to four-family	(2,266)	(219)
Multi-family	(2,981)	–
Commercial real estate	(5,419)	(3,581)
Construction and development	(2,472)	–
Consumer loans	(463)	(395)
Commercial business loans	(379)	(152)
Total charge-offs	(13,980)	(4,347)
Recoveries:
One- to four-family	1	20
Multi-family	16	–
Construction and development	550	–
Consumer	9	14
Commercial business loans	7	–
Total recoveries	583	34
Net charge-offs	(13,397)	(4,313)
Balance at the end of the period	$38,573	$22,231

	June 30	December 31
	2011	2010
Allowance as a percent of total loans	2.94%	3.63%
Allowance as a percent of non-performing loans	35.82%	39.03%
Net charge-offs to average loans (1)	1.96%	0.40%

(1)	Annualized rate for the six- and twelve-month periods ended June 30, 2011, and December 31, 2010, respectively.

The Company’s allowance for loan losses declined to $38.6 million or 2.94% of total loans at June 30, 2011, compared to $48.0 million or 3.63% at December 31, 2010.  As a percent of non-performing loans, the Company’s allowance for loan losses was 35.8% at June 30, 2011, compared to 39.0% at December 31, 2010.  The decrease in the allowance was caused by $13.4 million in net charge-offs, as well as $3.4 million in provision recaptures, as previously described.  These developments were partially offset by $7.4 million in additional loss allowances established during the period, also as previously described.   During the period the Company charged off $2.7 million related to three loans that aggregated $9.1 million and were paid off during the period.  In addition, the Company charged off $7.5 million on seven loan relationships that aggregated $16.4 million on which management commenced and/or completed foreclosure proceedings during the period.

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

Liquidity and Capital Resources

Liquidity   The term "liquidity" refers to the Company’s ability to generate cash flow to fund loan originations, loan purchases, deposit withdrawals, and operating expenses.  The Company’s primary sources of funds are deposit liabilities, scheduled payments, prepayments, and maturities of loans and securities available-for-sale, sales of one- to four-family loans in the secondary market, sales of securities available-for-sale, borrowings from the FHLB of Chicago, and cash flow provided by the Company’s operations.  Historically, these sources of funds have been adequate to maintain liquidity, with the Company borrowing correspondingly more in periods in which its operations generate less cash.

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

Capital Resources At June 30, 2011, the Bank had a Tier 1 capital ratio of 9.44% and a total risk-based capital ratio of 18.35% compared to ratios of 9.12% and 17.86% at December 31, 2010, respectively (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above).  In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%.  As previously noted, the goodwill impairment recorded in the second quarter of 2011 had no impact on the regulatory capital ratios of the Bank because goodwill is excluded from the regulatory capital calculations.

In May 2011, the Company and the Bank agreed with the OTS to address certain items identified in recent OTS examinations by entering into separate MOUs with the OTS.  An MOU is an agreement between the OTS and a financial institution which requires the institution to exercise reasonable good faith efforts to comply with the requirements of the MOU, but the institution is not subject to direct judicial enforcement as are other forms of supervisory actions such as those required in formal consent or cease and desist orders.  The MOU contains various provisions relating to credit and problem asset administration and capital management, including requirements related to the payment of dividends.  As of the date of this report, management believes the Company and the Bank have complied with the specific requirements and/or are on track to meet the various deadlines established in the MOU.  Management does not believe compliance with the MOU will have a material adverse impact on the Company or Bank’s operations.   However, under their respective MOUs the Company and the Bank are required to obtain the non-objection or approval of their respective regulator, which for the Company is the FRB and the Bank is the OCC, prior to declaring or paying cash dividends and, in the case of the Company, prior to repurchasing common shares, or incurring, issuing, increasing, modifying or redeeming any debt or lines of credit.  As such, the Company cannot provide any assurances that dividends will continue to be paid to shareholders, the amount of any such dividends to shareholders, or the possible future resumption of share repurchases.

On August 1, 2011, the Company’s board of directors announced that it had declared a $0.01 per share dividend payable on September 1, 2011, to shareholders of record on August 12, 2011.  During the six months ended June 30, 2011, the Company did not repurchase any shares of its common stock nor did its board of directors authorize a program for the purchase of additional shares.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Contractual Obligations   The following table presents, as of June 30, 2011, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).
	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$933,388	–	–	–	$933,388
Certificates of deposits	742,879	$296,845	$34,925	–	1,074,649
Borrowed funds (1)	–	100,241	–	$49,150	149,391
Operating leases	883	1,215	1,176	1,906	5,180
Purchase obligations	1,680	3,360	3,360	5,460	13,860
Non-qualified retirement plans and deferred compensation plans	1,092	2,179	2,403	7,417	13,091

(1)	Includes $100.0 million in advances that are redeemable on a quarterly basis at the option of the FHLB of Chicago.

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

Commitments to Extend Credit  The following table details the amounts and expected maturities of approved commitments as of June 30, 2011.
	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial loans	$9,350	–	–	–	$9,350
Residential real estate loans	35,669	–	–	–	35,669
Revolving home equity and credit card lines	151,393	–	–	–	151,393
Standby letters of credit	268	$41	–	$10	319
Commercial lines of credit	37,300	–	–	–	37,300
Undisbursed commercial loans	393	–	–	–	393

Approved commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit, and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements   At June 30, 2011, the Company had forward commitments to sell one- to four-family mortgage loans of $26.4 million to Fannie Mae.  As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities   The Company did not have a material exposure to contingent liabilities as of June 30, 2011.

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

The table on the following page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2011, which management anticipates will reprice or mature in each of the future time periods shown.  The information presented in the following table is based on the following assumptions:

•
Investment securities—based upon contractual maturities and if applicable, call dates.  $50.0 million in investment securities with maturities beyond one year have been classified as due within one year base on their call dates.  These investments may or may not be called prior to their stated maturities.  $5.0 million in investment securities with call dates within one year have been classified as due beyond one year.  These investments may be called prior to one year.

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

	At June 30, 2011
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$86,758	$77,374	$158,913	$84,989	$67,452	$475,486
Adjustable	77,892	248,431	144,029	19,314	398	490,064
Construction:
Fixed	2,975	–	10,760	2,264	7,692	23,691
Adjustable	8,551	259	2,314	867	–	11,991
Consumer loans	105,706	36,494	55,627	18,654	15,117	231,598
Commercial business loans	56,410	9,324	9,779	779	38	76,330
Interest-earning deposits	105,294	–	–	–	–	105,294
Investment securities	35,000	15,000	5,000	–	–	55,000
Mortgage-related securities:
Fixed	26,845	86,124	227,206	161,298	174,144	675,617
Adjustable	40,404	–	–	–	–	40,404
Other interest-earning assets	46,092	–	–	–	–	46,092
Total interest-earning assets	591,927	473,006	613,628	288,165	264,841	2,231,567

Non-interest-bearing and interest-bearing
liabilities:
Non-interest-bearing demand accounts	582	1,724	4,449	4,241	86,157	97,153
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,273	3,773	9,736	9,279	188,515	212,576
Savings accounts	1,471	4,350	11,162	10,552	191,369	218,904
Money market accounts	404,756	–	–	–	–	404,756
Certificates of deposit	335,970	498,698	205,055	34,925	–	1,074,648
Advance payments by borrowers for taxes and insurance	–	20,419	–	–	–	20,419
Borrowings	275	851	102,626	2,659	42,979	149,391
Total interest-bearing and non-interest-bearing liabilities	744,327	529,815	333,028	61,656	509,020	2,177,847
Interest rate sensitivity gap	$(152,400)	$(56,809)	$280,600	$226,509	$(244,179)	$53,720

Cumulative interest rate sensitivity gap	$(152,400)	$(209,209)	$71,391	$297,900	$53,721
Cumulative interest rate sensitivity gap as a percentage of total assets	(6.04)%	(8.29)%	2.83%	11.81%	2.13%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	79.53%	83.58%	104.44%	117.85%	102.47%

Based on the above gap analysis, at June 30, 2011, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period by $209.2 million.  This represented a negative cumulative one-year interest rate sensitivity gap of 8.29%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 83.6%.  Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates.  Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates.    However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates.  Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at June 30, 2011.  The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments.  For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$218,143	$(144,016)	(39.8)%	9.30%	(34.6)%
+300	253,533	(108,626)	(30.0)%	10.58%	(25.6)%
+200	291,537	(70,622)	(19.5)%	11.91%	(16.2)%
+100	327,246	(34,913)	(9.6)%	13.10%	(7.8)%
0	362,159	–	–	14.21%	–
-100	366,811	4,652	1.3%	14.16%	(0.4)%

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

PART II

Item 1A.  Risk Factors

Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2010 Annual Report on Form 10-K.  Refer also to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement" in Part I, Item 2, above.

Item 6.  Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date: August 9, 2011	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

Date: August 9, 2011	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended June 30, 2011

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101 *
The following materials are furnished from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the periods ended June 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”):  (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and   (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS *	XBRL Instance Document		X

101.SCH *	XBRL Taxonomy Extension Schema Document		X

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB *	XBRL Extension Labels Linkbase Document		X

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

*
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.