Form 10-Q
period 2011-09-30
BANK MUTUAL CORP
filed 2011-11-08
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes              ☐                         No          ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,228,984 shares, at November 8, 2011.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

Table of Contents

Item		Page

PART I

Item l.	Financial Statements

	Unaudited Condensed Consolidated Statements of Financial Condition
	as of September 30, 2011, and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Income
	for the three and nine months ended September 30, 2011 and 2010	4

	Unaudited Condensed Consolidated Statements of Equity
	for the nine months ended September 30, 2011 and 2010	6

	Unaudited Condensed Consolidated Statements of Cash Flows
	for the nine months ended September 30, 2011 and 2010	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	57

PART II

Item 1A.	Risk Factors	58

Item 6.	Exhibits	58

SIGNATURES		59

PART I

Item 1.  Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Financial Condition

	September 30	December 31
	2011	2010
	(Dollars in thousands)

Assets

Cash and due from banks	$38,185	$48,393
Interest-earning deposits	65,177	184,439
Cash and cash equivalents	103,362	232,832
Securities available-for-sale, at fair value:
Investment securities	20,026	228,023
Mortgage-related securities	763,221	435,234
Loans held-for-sale, net	28,606	37,819
Loans receivable, net	1,307,853	1,323,569
Foreclosed properties and repossessed assets	28,858	19,293
Goodwill	–	52,570
Mortgage servicing rights, net	6,618	7,769
Other assets	241,497	254,709

Total assets	$2,500,041	$2,591,818

Liabilities and equity

Liabilities:
Deposit liabilities	$2,009,145	$2,078,310
Borrowings	153,385	149,934
Advance payments by borrowers for taxes and insurance	30,182	2,697
Other liabilities	32,650	44,999
Total liabilities	2,225,362	2,275,940
Equity:
Preferred stock – $.01 par value:
Authorized – 20,000,000 shares in 2011 and 2010 Issued and outstanding – none in 2011 and 2010	–	–
Common stock – $.01 par value:
Authorized – 200,000,000 shares in 2011 and 2010 Issued – 78,783,849 shares in 2011 and 2010
Outstanding – 46,228,984 shares in 2011 and 45,769,443 in 2010	788	788
Additional paid-in capital	490,089	494,377
Retained earnings	139,833	191,238
Accumulated other comprehensive income (loss)	1,623	(6,897)
Treasury stock – 32,554,865 shares in 2011 and 33,014,406 in 2010	(360,590)	(366,553)
Total shareholders’ equity	271,743	312,953
Non-controlling interest in real estate partnership	2,936	2,925
Total equity including non-controlling interest	274,679	315,878

Total liabilities and equity	$2,500,041	$2,591,818

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30
	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$17,468	$19,780
Investment securities	219	4,071
Mortgage-related securities	4,303	4,528
Interest-earning deposits	27	62
Total interest income	22,017	28,441
Interest expense:
Deposit liabilities	4,731	6,865
Borrowings	1,798	9,863
Advance payments by borrowers for taxes and insurance	2	2
Total interest expense	6,531	16,730
Net interest income	15,486	11,711
Provision for loan losses	1,093	6,163
Net interest income after provision for loan losses	14,393	5,548
Non-interest income:
Service charges on deposits	1,683	1,624
Brokerage and insurance commissions	765	738
Loan related fees and servicing revenue, net	(1,036)	(291)
Gain on loan sales activities, net	2,288	3,669
Gain on investment sales	–	5,220
Other non-interest income	1,774	2,003
Total non-interest income	5,474	12,963
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	9,642	9,002
Occupancy and equipment	2,781	2,822
Federal insurance premiums	756	1,036
Loss on foreclosed real estate, net	1,134	1,162
Other non-interest expense	3,607	3,256
Total non-interest expense	17,920	17,278
Income before income taxes	1,947	1,233
Income tax expense	610	307
Net income before non-controlling interest	1,337	926
Net loss attributable to non-controlling interest	12	–

Net income	$1,349	$926

Per share data:
Earnings per share – basic	$0.03	$0.02
Earnings per share – diluted	$0.03	$0.02
Cash dividends per share paid	$0.01	$0.03

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Nine Months Ended September 30
	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$52,887	$60,515
Investment securities	2,843	13,256
Mortgage-related securities	12,131	16,040
Interest-earning deposits	125	207
Total interest income	67,986	90,018
Interest expense:
Deposit liabilities	15,210	22,501
Borrowings	5,359	29,293
Advance payments by borrowers for taxes and insurance	3	4
Total interest expense	20,572	51,798
Net interest income	47,414	38,220
Provision for loan losses	5,078	15,679
Net interest income after provision for loan losses	42,336	22,541
Non-interest income:
Service charges on deposits	4,709	4,512
Brokerage and insurance commissions	2,211	2,315
Loan related fees and servicing revenue, net	(452)	(39)
Gain on loan sales activities, net	3,405	5,486
Gain on investment sales	1,113	16,291
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	(1,576)	–
Non-credit portion of OTTI losses	1,187	–
Net OTTI losses	(389)	–
Other non-interest income	5,431	5,756
Total non-interest income	16,028	34,321
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	28,643	26,713
Occupancy and equipment	8,629	8,500
Federal insurance premiums	2,525	3,057
Loss on foreclosed real estate, net	4,002	4,205
Other non-interest expense	9,785	9,106
Total non-interest expense before goodwill impairment	53,584	51,581
Goodwill impairment	52,570	–
Total non-interest expense	106,154	51,581
Income (loss) before income taxes	(47,790)	5,281
Income tax expense	1,236	1,521
Net income (loss) before non-controlling interest	(49,026)	3,760
Net loss (income) attributable to non-controlling interest	39	(1)

Net income (loss)	$(48,987)	$3,759

Per share data:
Earnings (loss) per share – basic	$(1.07)	$0.08
Earnings (loss) per share – diluted	$(1.07)	$0.08
Cash dividends per share paid	$0.05	$0.17

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

					Accumulated		Non-Controlling
		Additional		Unearned	Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2011	$788	$494,377	$191,238	–	$(6,897)	$(366,553)	$2,925	$315,878
Comprehensive income:
Net loss	–	–	(48,987)	–	–	–	–	(48,987)
Net loss attributable to non-controlling interest	–	–	–	–	–	–	(39)	(39)
Other comprehensive income (loss):
Non-credit portion of OTTI on securities available-for-sale, net of deferred income taxes of $(476)	–	–	–	–	(711)	–	–	(711)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $6,668	–	–	–	–	9,960	–	–	9,960
Reclassification adjustment for gain on securities included in income, net of deferred income taxes of $(446)	–	–	–	–	(667)	–	–	(667)
Pension asset, net of deferred income taxes of $(41)	–	–	–	–	(62)	–	–	(62)
Total comprehensive loss								(40,506)
Equity contribution by non-controlling real estate partnership	–	–	–	–	–	–	50	50
Issuance of management recognition plan shares	–	(123)	–	–	–	123	–	–
Exercise of stock options	–	(4,375)	–	–	–	5,840	–	1,465
Share based payments	–	210	–	–	–	–	–	210
Cash dividends ($0.05 per share)	–	–	(2,418)	–	–	–	–	(2,418)
Balance at September 30, 2011	$788	$490,089	$139,833	–	$1,623	$(360,590)	$2,936	$274,679
Balance at January 1, 2010	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401
Comprehensive income:
Net income	–	–	3,759	–	–	–	–	3,759
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–
Other comprehensive income (loss):
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $7,443	–	–	–	–	11,114	–	–	11,114
Reclassification adjustment for gain on securities included in income, net of income taxes of $(6,533)	–	–	–	–	(9,758)	–	–	(9,758)
Total comprehensive income								5,115
Purchase of treasury stock	–	–	–	–	–	(5,029)	–	(5,029)
Issuance of management recognition plan shares	–	(184)	–	–	–	184	–	–
Committed ESOP shares	–	338	–	260	–	–	–	598
Exercise of stock options	–	(5,121)	–	–	–	5,474	–	353
Share based payments	–	99	–	–	–	–	–	99
Cash dividends ($0.17 per share)	–	–	(7,762)	–	–	–	–	(7,762)
Balance at September 30, 2010	$788	$494,508	$268,515	$(87)	$(1,050)	$(366,823)	$2,924	$398,775

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2011	2010
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(48,987)	$3,759
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for loan losses	5,078	15,679
Net loss on foreclosed real estate	4,002	4,205
Provision for depreciation	1,931	1,942
Amortization of intangibles	304	304
Goodwill impairment	52,570	–
Amortization of mortgage servicing rights	1,718	2,100
Increase in valuation allowance on MSRs	1,097	198
Stock-based compensation expense	210	697
Net premium amortization on securities	2,568	2,164
Loans originated for sale	(139,261)	(277,394)
Proceeds from loan sales	150,215	225,035
Net gain on loan sales activities	(3,405)	(5,486)
Net gain on sale of investments	(1,113)	(16,291)
Net OTTI losses	389	–
Increase in non-controlling interest in real estate partnership	(39)	–
Decrease in accrued interest receivable	679	3,226
Decrease in other liabilities	(12,412)	(22,023)
Decrease (increase) in other assets	13,996	(1,322)
Net cash provided (used) by operating activities	29,540	(63,207)
Investing activities:
Proceeds from maturities of investment securities	185,824	1,059,148
Purchases of investment securities	–	(1,383,331)
Purchases of mortgage-related securities	(407,532)	(496,360)
Principal repayments on mortgage-related securities	92,253	145,858
Proceeds from sale of investment securities	21,950	554,189
Net decrease (increase) in loans receivable	(20,023)	96,004
Proceeds from sale of foreclosed properties	8,843	4,283
Net purchases of premises and equipment	(1,193)	(1,584)
Net cash used by investing activities	(119,878)	(21,793)

(continued)

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30
	2011	2010
	(Dollars in thousands)
Financing activities:
Net decrease in deposits liabilities	$(69,165)	$(78,504)
Proceeds from long-term borrowings	4,270	–
Repayments of borrowings	(819)	(778)
Net increase in advance payments by borrowers for taxes and insurance	27,485	27,471
Proceeds from exercise of stock options	1,416	327
Excess tax benefit from exercise of stock options	49	26
Equity contribution by non-controlling real estate partnership	50	–
Cash dividends	(2,418)	(7,762)
Purchase of treasury stock	–	(5,029)
Net cash used by financing activities	(39,132)	(64,249)
Decrease in cash and cash equivalents	(129,470)	(149,249)
Cash and cash equivalents at beginning of period	232,832	227,658
Cash and cash equivalents at end of period	$103,362	$78,409

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$22,195	$52,091
Income taxes	–	5,061
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	21,641	18,704
Due from brokers for security purchases	–	536,990

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

1.  Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q.  The financial statements do not include all of the information and footnotes required by GAAP for complete financial information.  However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements.  This report should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

During the second quarter of 2011 the FASB issued new accounting guidelines related to (i) determination of whether a loan restructuring is a troubled debt restructuring, (ii) accounting for repurchase agreements, (iii) certain fair value measurements of assets, liability, and instruments classified in shareholders’ equity, and (iv) presentation of net income, other comprehensive income, and total comprehensive income.  Except for the first item, these new guidelines will be effective for the first interim period beginning on or after December 15, 2011, which will be the first quarter of 2012 for the Company.  With respect to troubled debt restructurings, the new guidelines became effective for the first interim period beginning on or after June 15, 2011, which was the third quarter of 2011 for the Company.  The adoption of this guideline did not have a material impact on its financial condition, results of operations, or liquidity.  The Company's adoption of the other aforementioned guidelines is not expected to have a material impact on its financial condition, results of operations, or liquidity.  However, the new guidelines may affect matters that will be disclosed in the financial statements.

The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Note 1 of its Audited Consolidated Financial Statements contained in its 2010 Annual Report on Form 10-K.  Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area.  Information regarding the impact loss allowances have had on the Company's financial condition and results of operations for the three and nine month periods ended September 30, 2011 and 2010, can be found in   Note 3, “Loans Receivable,” below.  Significant judgments and/or estimates are also made in accounting for the Company’s goodwill and other-than-temporary impairment (“OTTI”) of its securities available-for-sale.  The Company completed an interim goodwill impairment analysis during the three months ended June 30, 2011, and determined that goodwill was impaired in that period.  For additional information, refer to Note 14, “Goodwill Impairment.”  Information regarding the impact OTTI has had on the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2011 and 2010, can be found in Note 2, “Securities Available-for-Sale.”

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

2.   Securities Available-for-Sale

The amortized cost and fair value of investment securities available-for-sale are as follows:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government and federal obligations	$20,000	$26	–	$20,026
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	540,138	14,458	–	554,596
Federal National Mortgage Association	137,055	2,813	–	139,868
Government National Mortgage Association	1,542	22	–	1,564
Private-label CMOs	72,490	540	$(5,837)	67,193
Total mortgage-related securities	751,225	17,833	(5,837)	763,221
Total securities available-for-sale	$771,225	$17,859	$(5,837)	$783,247

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government and federal obligations	$205,825	$395	$(252)	$205,968
Mutual funds	20,837	1,218	–	22,055
Total investment securities	226,662	1,613	(252)	228,023
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	314,858	105	(896)	314,067
Federal National Mortgage Association	30,594	293	(77)	30,810
Government National Mortgage Association	2,711	44	–	2,755
Private-label CMOs	90,741	682	(3,821)	87,602
Total mortgage-related securities	438,904	1,124	(4,794)	435,234
Total securities available-for-sale	$665,566	$2,737	$(5,046)	$663,257

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

2.   Securities Available-for-Sale (continued)

The following tables summarize available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	September 30, 2011
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Mortgage-related securities:
Private-label CMOs	$126	2	$3,474	$5,711	20	$43,641	$5,837	$47,115
Total mortgage-related securities	$126	5	$3,479	$5711	20	$43,641	$5,837	$47,120

	December 31, 2010
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Investment securities:
U.S. Government and federal obligations	$252	4	$49,749	–	–	–	$252	$49,749
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	880	7	187,848	$16	2	$11,688	896	199,536
Federal National Mortgage Association	77	5	26,372	–	–	–	77	26,372
Private-label CMOs	–	–	–	3,821	21	58,669	3,821	58,669
Total mortgage-related securities	957	12	214,220	3,837	23	70,357	4,794	284,577
Total	$1,209	16	$263,969	$3,837	23	$70,357	$5,046	$334,326

Certain of the Company’s securities that were in an unrealized loss position at December 31, 2010, consisted of U.S. government and federal agency obligations and mortgage-related securities issued by government sponsored entities.  None of these securities were in an unrealized loss position at September 30, 2011.  At December 31, 2010, the Company believed that it was probable that it would receive all future contractual cash flows related to these securities.  The Company did not intend to sell the securities and it is unlikely that it would be required to sell the securities before the recovery of their amortized cost.  Accordingly, the Company determined that the unrealized loss on its U.S. government and federal agency obligations and mortgage-related securities was temporary as of December 31, 2010.

Except as noted below, the Company also determined that the unrealized loss on its private-label collateralized mortgage obligations (“CMOs”) was temporary as of September 30, 2011, and December 31, 2010.  The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost.  The Company believes it is probable that it will receive all future contractual cash flows related to these securities.  This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities.  As of September 30, 2011, the Company had private-label CMOs, with a fair value of $39,927 and unrealized losses of $4,778 that were rated less than investment grade.  These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

2.   Securities Available-for-Sale (continued)

In the second quarter of 2011 the Company recognized $389 in net OTTI losses in earnings related to its investment in three private-label CMOs.  There was no amount recognized in earnings prior to this charge and there was no change to the credit loss component of these OTTI losses in the third quarter.  The determination of the net OTTI loss in the second quarter was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.   The following assumptions were used in determining the amount of the credit loss: (1) prepayments speeds with a range of 6.1% to 14.9% and a weighted average rate of 11.6%, (2) default rates with a range of 3.7% to 5.2% and a weighted average rate of 4.4%, (3) loss severity rates with a range of 40.0% to 43.0% and a weighted average rate of 40.8%, and (4) current credit enhancements with a range of 5.1% to 6.7% and a weighted average rate of 5.6%.   These CMOs had an adjusted cost basis of $8,616 and a fair value of $7,429 at September 30, 2011.

Results of operations included gross realized gains on the sale of securities available-for-sale of zero and $5,220 for the three months ended September 30, 2011 and 2010, respectively, and $1,113, and $16,291 for the nine month periods ending September 30, 2011 and 2010, respectively.  None of these periods included gross realized losses on the sale of securities available-for-sale.

The amortized cost and fair values of securities by contractual maturity at September 30, 2011, are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations without penalty.
	Amortized Cost	Fair Value
Due in one year or less	–	–
Due after one year through five years	–	–
Due after five years through ten years	–	–
Due after ten years	$20,000	$20,026
Mortgage-related securities	751,225	763,221
Total securities available for sale	$771,225	$783,247

Investment securities with a fair value of approximately $98,856 and $68,500 at September 30, 2011, and December 31, 2010, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	September 30	December 31
	2011	2010
Permanent mortgage loans:
One- to four-family	$516,790	$531,874
Multi-family	237,182	247,210
Commercial real estate	237,154	248,253
Total permanent mortgages	991,126	1,027,337
Construction and development loans:
One- to four-family	16,900	13,479
Multi-family	29,643	19,308
Commercial real estate	7,867	24,939
Land	18,184	25,764
Total construction and development	72,594	83,490
Total real estate mortgage loans	1,063,720	1,110,827
Consumer loans:
Fixed home equity	98,224	103,619
Home equity lines of credit	87,633	87,383
Home improvement	23,259	24,551
Student	16,094	17,695
Automobile	2,127	2,814
Other consumer	7,290	7,436
Total consumer loans	234,627	243,498
Commercial business loans	81,114	50,123
Total loans receivable	1,379,461	1,404,448
Undisbursed loan proceeds	(35,564)	(32,345)
Allowance for loan losses	(35,567)	(47,985)
Unearned loan fees and discounts	(477)	(549)
Total loans receivable, net	$1,307,853	$1,323,569

The Company’s mortgage loans and home equity loans are primarily secured by properties that are located in the Company's local lending areas in Wisconsin, Minnesota, Michigan, and Illinois.  Substantially all of the Company’s non-mortgage loans have also been made to borrowers in these same lending areas.

At both September 30, 2011, and December 31, 2010, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $200,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,076,879 and $1,076,772 at September 30, 2011, and December 31, 2010, respectively.  These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30
	2011	2010
	(Dollars in thousands)
Balance at the beginning of the period	$47,985	$17,028
Provision for loan losses:
One- to four-family	1,446	294
Multi-family	617	6,814
Commercial real estate	577	1,707
Construction and development	897	4,300
Consumer	450	628
Commercial business	1,092	1,936
Total provision for loan losses	5,078	15,679
Charge-offs:
One- to four-family	(2,519)	(275)
Multi-family	(4,812)	–
Commercial real estate	(6,941)	(5,331)
Construction and development	(2,607)	–
Consumer	(724)	(570)
Commercial business	(551)	(173)
Total charge-offs	(18,154)	(6,349)
Recoveries:
One- to four-family	49	20
Multi-family	19	–
Commercial real estate	4	1
Construction and development	550	–
Consumer	17	30
Commercial business	18	–
Total recoveries	657	51
Net charge-offs	(17,497)	(6,298)
Balance at the end of the period	$35,567	$26,409

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

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

	At or For the Nine Months Ended September 30, 2011
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985
Provision	1,446	617	577	897	450	1,092	5,078
Charge-offs	(2,519)	(4,812)	(6,941)	(2,607)	(724)	(551)	(18,154)
Recoveries	49	19	4	550	17	18	657
Transfers	–	2,765	2,026	(4,791)	–	–	–
Ending balance	$2,702	$7,854	$17,551	$4,190	$1,170	$2,100	$35,567
Loss allowance individually evaluated for impairment	$145	$3,683	$10,301	$2,762	$367	$129	$17,387
Loss allowance collectively evaluated for impairment	$2,557	$4,171	$7,250	$1,428	$803	$1,971	$18,180

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$15,278	$25,112	$43,040	$20,915	$1,741	$4,871	$110,957
Loans collectively evaluated for impairment	493,706	208,848	192,133	29,122	232,887	76,244	1,232,940
Total loans receivable	$508,984	$233,960	$235,173	$50,037	$234,628	$81,115	$1,343,897

During the nine months ended September 30, 2011, the Company adjusted certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment.  Management considered these adjustments necessary and prudent in light of recent trends in real estate values, economic conditions, and unemployment.  The Company estimates that these adjustments, as well as overall changes in the balance of loans to which these factors were applied, resulted in a $961 increase in the total allowances for loan losses during the nine months ended September 30, 2011.  The transfers noted in the table were the result of the reclassification of certain construction loans to permanent loans as a result of the completion of construction.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).
	At or For the Nine Months Ended September 30, 2011
With an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
One- to four-family	$2,925	$2,925	$145	$4,244	$41
Multi-family	16,325	16,325	3,683	24,196	713
Commercial real estate:
Office	8,090	8,090	3,398	9,278	296
Retail/wholesale/mixed	19,097	19,097	6,401	20,359	700
Industrial/warehouse	1,254	1,254	222	1,295	–
Other	710	710	280	1,229	45
Total commercial real estate	29,151	29,151	10,301	32,161	1,041
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	4,488	4,488	700	4,486	202
Commercial real estate	154	154	85	2,348	9
Land	1,977	1,977	1,977	2,932	–
Total construction and development	6,619	6,619	2,762	9,766	211
Consumer:
Home equity	316	316	288	454	–
Student	–	–	–	–	–
Other	97	97	79	141	–
Total consumer	413	413	367	595
Commercial business:
Term loans	174	174	84	821	13
Lines of credit	118	118	45	376	3
Total commercial business	292	292	129	1,197	16
Total with an allowance recorded	$55,725	$55,725	$17,387	$72,159	$2,022

With no allowance recorded:
One- to four-family	$11,518	$12,927	–	$12,412	$129
Multi-family	8,227	10,765	–	7,921	266
Commercial real estate:
Office	2,413	3,604	–	2,027	23
Retail/wholesale/mixed	4,140	8,509	–	7,567	178
Industrial/warehouse	226	448	–	1,300	7
Other	556	1,482	–	774	8
Total commercial real estate	7,335	14,043	–	11,668	216
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	25	–
Commercial real estate	844	844	–	3,074	–
Land	3,100	6,059	–	3,584	29
Total construction and development	3,944	6,903	–	6,683	29
Consumer:
Home equity	1,131	1,131	–	941	30
Student	–	–	–	–	–
Other	126	126	–	102	2
Total consumer	1,257	1,257	–	1,043	32
Commercial business:
Term loans	679	786	–	835	29
Lines of credit	670	795	–	192	38
Total commercial business	1,349	1,581	–	1,027	67
Total with no allowance recorded	$33,630	$47,476	–	$40,754	$739

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

	At or For the Twelve Months Ended December 31, 2010
With an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
One- to four-family	$5,301	$5,301	$1,182	$5,411	$21
Multi-family	31,461	31,461	6,834	14,431	460
Commercial real estate:
Office	11,190	11,190	4,938	4,208	–
Retail/wholesale/mixed	16,205	16,205	7,310	5,404	45
Industrial/warehouse	1,419	1,419	305	416	19
Other	714	714	300	143	–
Total commercial real estate	29,528	29,528	12,853	10,171	64
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	4,440	4,440	568	888	–
Commercial real estate	8,923	8,923	4,791	1,785	–
Land	5,477	5,477	3,965	4,896	–
Total construction and development	18,840	18,840	9,324	7,569	–
Consumer:
Home equity	543	543	513	544	19
Student	–	–	–	–	–
Other	176	176	128	177	5
Total consumer	719	719	641	721	24
Commercial business:
Term loans	1,712	1,712	568	746	–
Lines of credit	400	400	169	80	–
Total commercial business	2,112	2,112	737	826	–
Total with an allowance recorded	$87,961	$87,961	$31,571	$39,129	$569

With no allowance recorded:
One- to four-family	$13,381	$13,526	–	$9,383	$14
Multi-family	6,328	6,468	–	3,759	–
Commercial real estate:
Office	725	725	–	145	–
Retail/wholesale/mixed	10,513	16,150	–	6,908	–
Industrial/warehouse	687	927	–	597	–
Other	1,794	2,632	–	2,599	–
Total commercial real estate	13,719	20,434	–	10,249	–
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	100	100	–	20	–
Commercial real estate	3,818	3,818	–	764	–
Land	3,812	7,187	–	4,336	–
Total construction and development	7,730	11,105	–	5,120	–
Consumer:
Home equity	826	826	–	852	21
Student	–	–	–	–	–
Other	99	99	–	17	3
Total consumer	925	925	–	869	24
Commercial business:
Term loans	1,138	1,819	–	1,206	–
Lines of credit	194	667	–	472	–
Total commercial business	1,332	2,486	–	1,678	–
Total with no allowance recorded	$43,415	$54,944	–	$31,058	$38

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	September 30, 2011
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$489,265	$4,311	$130	$15,278	$508,984
Multi-family	185,573	14,082	9,193	25,112	233,960
Commercial real estate:
Office	56,106	19,853	2,031	10,503	88,493
Retail/wholesale/mixed	49,908	8,861	22,785	25,554	107,108
Industrial/warehouse	24,769	540	1,130	4,670	31,109
Other	4,499	1,127	524	2,313	8,463
Total commercial real estate	135,282	30,381	26,470	43,040	235,173
Construction and development:
One- to four-family	7,206	–	–	–	7,206
Multi-family	6,791	–	–	13,139	19,930
Commercial real estate	2,952	–	–	1,765	4,717
Land	11,956	–	217	6,011	18,184
Total construction/development	28,905	–	217	20,915	50,037
Consumer:
Home equity	207,619	–	–	1,497	209,116
Student	16,094	–	–	–	16,094
Other	9,174	–	–	244	9,418
Total consumer	232,887	–	–	1,741	234,628
Commercial business:
Term loans	23,576	1,638	–	2,911	28,125
Lines of credit	48,408	2,324	298	1,960	52,990
Total commercial business	71,984	3,962	298	4,871	81,115
Total	$1,143,896	$52,736	$36,308	$110,957	$1,343,897

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

	December 31, 2010
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$505,100	–	–	$18,972	$524,072
Multi-family	164,177	$27,521	$6,429	48,582	246,709
Commercial real estate:
Office	67,764	5,089	–	13,014	85,867
Retail/wholesale/mixed	63,254	22,888	545	28,119	114,806
Industrial/warehouse	25,400	3,488	–	3,446	32,334
Other	5,503	4,062	502	2,311	12,378
Total commercial real estate	161,921	35,527	1,047	46,890	245,385
Construction and development:
One- to four-family	6,382	–	–	–	6,382
Multi-family	5,556	–	–	4,609	10,165
Commercial real estate	6,267	–	–	13,740	20,007
Land	14,095	203	887	10,310	25,495
Total construction/development	32,300	203	887	28,659	62,049
Consumer:
Home equity	214,132	–	–	1,421	215,553
Student	17,695	–	–	–	17,695
Other	9,846	–	–	342	10,188
Total consumer	241,673	–	–	1,763	243,436
Commercial business:
Term loans	20,322	1,314	403	3,155	25,194
Lines of credit	20,991	2,527	96	1,644	25,258
Total commercial business	41,313	3,841	499	4,799	50,452
Total	$1,146,484	$67,092	$8,862	$149,665	$1,372,103

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected.  Loans rated “doubtful” indicate that full collection is highly questionable or improbable.  The Company did not have any loans that were rated doubtful at September 30, 2011, or December 31, 2010.   Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss.  A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future.  The Company generally charges off loans that are rated as a loss.  As such, the Company did not have any loans that were rated loss at September 30, 2011, or December 31, 2010.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	September 30, 2011
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non-Accrual
One- to four-family	$11,062	$1,823	$12,261	$25,146	$483,839	$508,984	$14,443
Multi-family	9,625	–	11,055	20,680	213,281	233,960	24,552
Commercial real estate:
Office	1,070	–	4,245	5,315	83,178	88,493	10,503
Retail/wholesale/mixed	4,415	6,008	6,243	16,666	90,443	107,108	23,237
Industrial/warehouse	94	–	1,480	1,573	29,536	31,109	1,480
Other	–	–	847	847	7,616	8,463	1,266
Total commercial real estate	5,579	6,008	12,815	24,401	210,773	235,173	36,486
Construction and development:
One- to four-family	–	–	–	–	7,206	7,206	–
Multi-family	–	4,488	–	4,488	15,441	19,930	4,488
Commercial real estate	–	–	843	843	3,874	4,717	998
Land	166	–	4,675	4,841	13,343	18,184	5,077
Total construction	166	4,488	5,518	10,172	39,864	50,037	10,563
Consumer:
Home equity	1,145	334	1,447	2,926	206,189	209,116	1,447
Student	450	227	510	1,186	14,907	16,094	–
Other	127	49	223	399	9,019	9,418	223
Total consumer	1,722	610	2,180	4,511	230,115	234,628	1,670
Commercial business:
Term loans	213	–	326	539	27,586	28,125	853
Lines of credit	64	15	578	657	52,333	52,990	788
Total commercial	277	15	904	1,196	79,919	81,115	1,641
Total	$28,431	$12,944	$44,733	$86,106	$1,257,791	$1,343,897	$89,355

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

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

As of September 30, 2011, and December 31, 2010 $510 and $373 in student loans, respectively, were 90-days past due, but remained on accrual status.  No other loans 90-days past due were in accrual status as of either date.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

3.  Loans Receivable (continued)

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider.   Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy.  TDRs are relatively insignificant and/or infrequent in the Company.  There were no new TDRs during the three month and nine month periods ended September 30, 2011.  TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

The following table contains the number and dollar amount of TDRs restructured within the previous twelve months that had a payment default during the nine months ended September 30, 2011.  There were no payment defaults on TDRs during the three month period ended September 30, 2011.

	Number	Amount
Commercial real estate:
Office	1	$1,070
Retail/wholesale/mixed	2	5,796
Other	1	486
Total commercial real estate	4	7,352
Construction and development land loans	1	1,977
Total	5	$9,329

All of the TDRs in the above table were included in non-accrual loans at September 30, 2011.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

4.  Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:
	Nine Months Ended September 30
	2011	2010
MSRs at beginning of the period	$7,775	$7,186
Additions	1,664	2,048
Amortization	(1,718)	(2,100)
MSRs at end of period	7,721	7,134
Valuation allowance at end of period	(1,103)	(485)
MSRs at end of the period, net	$6,618	$6,649

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for three months ended December 31:	2011	$284
Estimate for years ended December 31:	2012	1,107
	2013	1,061
	2014	1,024
	2015	995
	2016	953
	Thereafter	1,194
	Total	$6,618

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of September 30, 2011.  Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5.  Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	September 30	December 31
	2011	2010
Accrued interest:
Mortgage-related securities	$1,472	$1,432
Investment securities	560	511
Loans receivable	4,737	5,506
Total accrued interest	6,770	7,449
Premises and equipment, net	50,422	51,165
Federal Home Loan Bank stock, at cost	46,092	46,092
Bank owned life insurance	56,586	55,600
Prepaid FDIC insurance premiums	6,333	8,694
Deferred tax asset, net	33,333	40,320
Prepaid and other assets	41,960	45,389
Total other assets	$241,497	$254,709

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

6.  Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	September 30	December 31
	2011	2010
Checking accounts:
Non-interest-bearing	$101,315	$94,446
Interest-bearing	221,526	219,136
Total checking accounts	322,841	313,582
Money market accounts	407,207	423,923
Savings accounts	210,691	210,334
Certificates of deposit:
Due within one year	727,679	825,661
After one but within two years	246,825	126,710
After two but within three years	67,975	134,120
After three but within four years	16,635	29,890
After four but within five years	9,292	14,090
Total certificates of deposits	1,068,406	1,130,471
Total deposit liabilities	$2,009,145	$2,078,310

7.  Borrowings

The following table summarizes borrowings as of the dates indicated:

	September 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	237	4.17	249	4.17
2017 and thereafter	53,148	5.08	49,685	5.15
Total borrowings	$153,385	4.75%	$149,934	4.73%

Substantially all of the Company’s advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.  At September 30, 2011, $100,000 of the Company’s FHLB of Chicago advances was redeemable on a quarterly basis at the option of the FHLB of Chicago.

The Company is required to maintain certain unencumbered mortgage loans and certain mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago.  Total advances from the FHLB of Chicago are limited to the lesser of:  (1) 35% of the Bank’s total assets; (2) 20 times the capital stock of the FHLB of Chicago that is owned by the Bank; or (3) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities.  Advances are also collateralized by any capital stock of the FHLB of Chicago that is owned by the Bank, which amounted to $46,092 at September 30, 2011.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

7.  Borrowings (continued)

The Bank had lines of credit with two financial institutions at September 30, 2011 totaling $10,000.  At December 31, 2010, the Bank had lines of credit with two financial institutions totaling $15,000.   At September 30, 2011, and December 31, 2010, no amounts were outstanding on these lines of credit.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations).  Management believes, as of September 30, 2011, that the Bank met or exceeded all capital adequacy requirements to which it is subject.  The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

	September 30, 2011
	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$251,991	18.10%	$111,356	8.00%	$139,195	10.00%
(to risk-weighted assets)
Tier 1 capital	234,592	16.85	55,678	4.00	83,517	6.00
(to risk-weighted assets)
Tier 1 capital	234,592	9.54	98,363	4.00	122,954	5.00
(to adjusted total assets)

	December 31, 2010
	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$245,628	17.86%	$110,044	8.00%	$137,555	10.00%
(to risk-weighted assets)
Tier 1 capital	228,434	16.61	55,022	4.00	82,533	6.00
(to risk-weighted assets)
Tier 1 capital	228,434	9.12	100,215	4.00	125,268	5.00
(to adjusted total assets)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

9.  Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Basic earnings (loss) per share:
Net income (loss)	$1,349	$926	$(48,987)	$3,759
Weighted average shares outstanding	46,177,657	45,573,340	45,991,853	45,518,562
Allocated ESOP shares for period	–	15,772	–	47,316
Vested MRP shares for period	1,745	1,194	5,234	3,082
Basic shares outstanding	46,179,402	45,590,306	45,997,087	45,568,960
Basic earnings (loss) per share	$0.03	$0.02	$(1.07)	$0.08

Diluted earnings (loss) per Share:
Net income (loss)	$1,349	$926	$(48,987)	$3,759
Weighted average shares outstanding used in basic earnings (loss) per share	46,179,402	45,590,306	45,997,087	45,568,960
Net dilutive effect of:
Stock option shares	–	208,654	–	329,576
Diluted shares outstanding	46,179,402	45,798,960	45,997,087	45,898,536
Diluted earnings (loss) per share	$0.03	$0.02	$(1.07)	$0.08

The Company had stock options for 2,382,500 shares outstanding as of September 30, 2011, and for 1,904,000 shares as of September 30, 2010, that were not included in the computation of diluted earnings per share because they were anti-dilutive.  These options had weighted average exercise prices of $9.46 and $10.67 per share as of those dates, respectively.

10.  Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”).  The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis.  The Company then matches a percentage of the employee’s contributions.  Matching contributions made by the Company were $45 and $47 during the three-month periods ended September 30, 2011 and 2010, respectively, and $124 and $123 during the nine-month periods ended September 30, 2011 and 2010, respectively.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

10.  Employee Benefit Plans (continued)

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Qualified Plan		Qualified Plan
	For the Three Months		For the Nine months
	Ended September 30		Ended September 30
	2011	2010	2011	2010
Service cost	$626	$485	$1,878	$1,455
Interest cost	569	506	1,707	1,518
Expected return on plan assets	(650)	(573)	(1,950)	(1,719)
Amortization of net loss from earlier periods	216	–	648	–
Net periodic benefit cost	$761	$418	$2,283	$1,254

The net periodic benefit cost for the Company’s supplemental plan was $6 and $107 for the three months ended September 30, 2011 and 2010, respectively, and $18 and $321 for the nine months ended September 30, 2011 and 2010, respectively.  The amounts in all periods consisted solely of interest cost.

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

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares.   Options granted under the 2004 Plan vest over five years and have expiration terms of ten years.  The 2004 Plan also provided for MRP awards of up to 1,642,521 shares.  MRP shares awarded under the 2004 Plan vest over five years.  As of September 30, 2011, 617,721 MRP shares and options for 1,033,862 shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares.  The amount amortized to expense was $30 and $25 for the three month periods ended September 30, 2011 and 2010 respectively, and $90 and $67 for the nine month periods ended September 30, 2011 and 2010 respectively.  Outstanding non-vested MRP grants had a fair value of $107 and an unamortized cost of $302 at September 30, 2011.   The cost of these shares is expected to be recognized over a weighted-average period of 1.5 years.

During the three months ended September 30, 2011 and 2010, the Company recorded stock option compensation expense of $40 and $13, respectively.  During the nine months ended September 30, 2011 and 2010, the Company recorded stock option compensation expense of $121 and $33, respectively.  As of September 30, 2011, there was $603 in total unrecognized stock option compensation expense related to non-vested options.  This cost is expected to be recognized over a weighted-average period of 2.0 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

11.  Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Nine Months Ended September 30
	2011		2010
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,462,464	$9.0184	3,129,398	$8.1823
Granted	438,500	4.9730	50,000	7.2200
Exercised	(488,464)	3.2056	(566,934)	3.2056
Forfeited	(30,000)	9.1735	(210,000)	10.6730
Outstanding at end of period	2,382,500	$9.4637	2,402,464	$9.1189

The following table provides additional information regarding the Company’s outstanding options as of September 30, 2011.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise Price:
$10.6730	2.6 years	–	–	1,700,000	–
$12.2340	4.8 years	–	–	50,000	–
$11.1600	6.6 years	12,800	–	19,200	–
$12.0250	6.9 years	20,000	–	30,000	–
$7.2200	8.6 years	40,000	–	10,000	–
$4.7400	9.2 years	70,000	–	–	–
$5.0500	9.3 years	388,000	–	–	–
$4.3000	9.5 years	25,000	–	–	–
$3.7200	9.8 years	17,500	–	–	–
Total		573,300	–	1,809,200	–
Weighted average remaining contractual life		9.1 years		2.8 years
Weighted average exercise price		$5.4700		$10.7246

The intrinsic value of options exercised during the nine month period ended September 30, 2011 and 2010 was $296, and $1,825, respectively.  The weighted average grant date fair value of non-vested options at September 30, 2011 was $1.20 per share.  During the nine months ended September 30, 2011, options for 438,500 shares were granted, options for 36,400 shares became vested, and 8,000 shares of non-vested options were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options.  This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate.  Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock.  The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations.  The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate.  The following weighted-average  assumptions  were  used  to  value  438,500  options granted during the nine month  period  ended September 30, 2011: risk free rate of 2.06%, dividend yield of 2.04%, expected stock volatility of 25%, and expected term to exercise of 7.5 years.  These options had a weighted-average value of $1.15 per option using these assumptions.  The following assumptions were used to value 50,000 options granted during the nine month period ended September 30, 2010: risk free rate of 3.00%, dividend yield of 3.00%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options were valued at $1.15 per option using these assumptions.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

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

12.  Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are summarized in the following table as of the dates indicated:

	September 30	December 31
	2011	2010
Unused consumer lines of credit	$150,557	$146,381
Unused commercial lines of credit	26,863	20,856
Commitments to extend credit:
Fixed rate	31,166	73,340
Adjustable rate	5,778	1,784
Undisbursed commercial loans	2,622	462
Standby letters of credit	360	339

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

As of September 30, 2011, and December 31, 2010, net unrealized gains of $412 and $1,474, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph.  These amounts were exclusive of net unrealized gains (losses) of $743 and $(800) on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	September 30, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$80,000	$1,472	$14,003	$(57)
Forward commitments	87,079	(1,060)	49,854	1,531
Net unrealized gain		$412		$1,474

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated.  The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

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

September 30, 2011

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	September 30 2011		December 31 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$103,362	$103,362	$232,832	$232,832
Securities available-for-sale	783,659	783,659	663,257	663,257
Loans held-for-sale	28,606	28,606	37,819	37,819
Loans receivable, net	1,307,853	1,296,353	1,323,569	1,213,460
Mortgage servicing rights, net	6,618	6,715	7,769	9,368
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	6,770	6,770	7,449	7,449
Deposit liabilities	2,009,145	1,961,242	2,078,310	1,967,742
Borrowings	153,385	168,704	149,934	163,521
Advance payments by borrowers	30,182	30,182	2,697	2,697
Accrued interest payable	805	805	2,428	2,428
Off-balance-sheet items:
Interest rate lock commitments on loans	80,000	81,472	14,003	13,946
Forward commitments to sell loans	87,089	88,139	49,854	48,323

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

September 30, 2011

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

	At September 30, 2011
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$28,606	–	$28,606
Securities available-for-sale:
Investment securities	–	20,026	–	20,026
Mortgage-related securities	–	763,221	–	763,221

	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$37,819	–	$37,819
Securities available-for-sale:
Investment securities	$22,054	205,970	–	228,024
Mortgage-related securities	–	435,234	–	435,234

For purposes of the impairment testing of MSRs, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates.  Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements.   Although not included in the above table, the Company considers the fair value of MSRs to be Level 3 in the fair value hierarchy.   Pools determined to be impaired at September 30, 2011, had an amortized cost basis of $7,455 and a fair value of $6,352 as of that date. Pools determined to be impaired at December 31, 2010, had an amortized cost basis of $390 and a fair value of $384 as of that date.  Accordingly, the Company had a valuation allowance as of September 30, 2011 of $1,103, compared to $6 as of December 31, 2010.  Refer to Note 4 for additional disclosures related to MSRs.

For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”).  The resulting valuation allowance, if any, is a component of the allowance for loan losses.  The discounted cash flow method is a fair value measure.  For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Company considers these fair values to be Level 3 in the fair value hierarchy.  For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $17,387 was recorded for loans with a recorded investment of $110,957 at September 30, 2011.  These amounts were $31,571 and $149,665 at December 31, 2010, respectively.

Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell.  In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties.  The Company considers these fair values to be Level 3 in the fair value hierarchy.  As of September 30, 2011, $18,975 in foreclosed properties were valued at collateral value compared to $17,742 at December 31, 2010.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

(Dollars in Thousands, Except Per Share Amounts)

14.  Goodwill Impairment

In prior years the Company recorded goodwill as the result of the acquisitions of financial institutions in 1997 and 2000.  In the second quarter of 2011, in connection with the preparation of its financial statements for the quarter, the Company determined that its goodwill was impaired.  The Company performed an interim goodwill impairment test during that quarter as a result of a number of developments including the decline in the Company’s stock price and market capitalization and the announcement that the Company and Bank had each entered into a separate Memorandum of Understanding (“MOU”) with their primary regulators.  To determine the fair value of goodwill, as well as the amount of the impairment, the Company obtained a third-party independent appraisal of the Company, which consists of a single reporting unit, and its assets and liabilities.  The fair value of the Company was estimated using a weighted average of three valuation methodologies, including a public market peers approach, a comparable transactions approach, and a discounted cash flow approach.  A comparison of the weighted average value from these approaches to the net carrying value of the Company indicated that potential impairment existed.  The weighted average value of the Company was subsequently compared to the estimated net fair value of the Company’s individual assets and liabilities.  As a result of this comparison, the Company concluded that goodwill was impaired and recorded an impairment charge of $52,570 in the second quarter of 2011, which represented the total amount of the Company’s goodwill.

Goodwill impairment is not deductible for income tax purposes.  Accordingly, the Company recorded income tax expense of $1,236 during the nine months ended September 30, 2011, regardless of the fact that it incurred a net loss before income taxes.  Excluding the goodwill impairment from the Company’s net loss before income taxes, the Company’s effective tax rate for the nine months ended September 30, 2011 was 25.8%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may contain words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection” and similar expressions or use of verbs in the future tense, and are intended to identify forward-looking statements; any discussions of periods after the date for which this report is filed are also forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including instability in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Act and the transfer of regulatory authority from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“FRB”); regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effect of the MOUs mentioned in this report; potential regulatory or other actions affecting the Company or the Bank; potential adverse publicity relating to any such action or other developments affecting the Company or the Bank; potential changes in Fannie Mae and Freddie Mac, which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.

Results of Operations

Overview   The Company’s net income was $1.3 million or $0.03 per diluted share during the three months ended September 30, 2011, compared to $926,000 or $0.02 per diluted share during the same period in 2010.  The increase in net income between these periods was principally due to an increase in net interest income and a decrease in provision for loan losses.  These developments were offset in part by a decrease in gains on sales of loans and investments, increased losses on mortgage servicing activities, and an increase in non-interest expenses, particularly compensation-related costs.

The Company’s net loss was $49.0 million or $1.07 per diluted share during the nine months ended September 30, 2011.  This loss was due principally to a $52.6 million non-cash goodwill impairment in the second quarter that had no effect on the liquidity, operations, tangible capital, or regulatory capital of the Company or the Bank.  The goodwill impairment is described more fully in “Financial Condition—Goodwill,” below.  Excluding this impairment, the Company’s earnings during the nine months ended September 30, 2011, was $3.6 million or $0.08 per diluted share compared to $3.8 million or $0.08 per diluted share in same period in 2010.  The decrease in earnings between these periods was caused by the same developments described in the previous paragraph, except that the magnitude of the various changes resulted in lower earnings in the 2011 year-to-date period compared to the same period in 2010.

The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three- and nine-month periods ended September 30, 2011 and 2010.

Net Interest Income   Net interest income increased by $3.8 million or 32.2% during the third quarter of 2011 compared to the same quarter of 2010.  Net interest income also increased by $9.2 million or 24.1% during the nine months ended September 30, 2011, compared to the same period in 2010.  These increases were primarily attributable to an improvement in the Company’s net interest margin, which increased to 2.75% and 2.80% in the three and nine month periods of 2011, compared to 1.46% and 1.58% in the same periods of 2010, respectively.   The improvement in net interest margin in the current year periods was primarily the result of the Company’s early repayment of $756.0 million in high-cost borrowings from the FHLB of Chicago in December of 2010.  The repayment resulted in a significant decline in the average cost of interest-bearing liabilities in the 2011 periods compared to the same periods in the previous year.

Also contributing to the improvement in the Company’s net interest margin in the 2011 periods was a decline in its average cost of deposits.  The Company’s average cost of deposits declined by 37 and 43 basis points during the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010.   The Company continues to manage its overall liquidity position by aggressively managing the rates it offers on its certificates of deposits and certain other deposit accounts.

Also contributing to the improvement in the Company’s net interest margin during the three and nine months ended September 30, 2011, was a 37 and 28 basis point improvement, respectively, in the yield on interest-earning assets compared to the same periods in 2010.  These improvements were caused by a favorable change in the mix of earning assets from lower-yielding assets, such as overnight investments and available-for-sale securities, to higher-yielding assets, such as loans receivable.  The changes in mix were caused by the buildup in 2010 of lower-yielding assets to increase liquidity due to market conditions and management’s outlook at that time for the direction of future interest rates.  Partially offsetting the favorable impact of the improved asset mix was a decline in the average yield on the Company’s loans receivable and available-for-sale securities in 2011 compared to 2010.  These declines were caused by a declining interest rate environment during much of 2010 and 2011 that resulted in lower yields on these earning assets in the current year.  In addition, the Company sold a substantial number of higher-yielding available-for-sale securities in 2010 at gains, which reduced the overall yield on its securities portfolio.

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

	Three Months Ended September 30
	2011				2010
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,362,337		$17,468	5.13%	$1,469,435		$19,780	5.38%
Mortgage-related securities	755,394		4,303	2.28	695,903		4,528	2.60
Investment securities (2)	75,875		219	1.15	862,224		4,071	1.89
Interest-earning deposits	59,058		27	0.18	186,208		62	0.13
Total interest-earning assets	2,252,664		22,017	3.91	3,213,770		28,441	3.54
Non-interest-earning assets	241,067				251,934
Total average assets	$2,493,731				$3,465,704

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$213,942		18	0.03	$211,173		24	0.05
Money market accounts	408,888		435	0.43	349,951		534	0.61
Interest-bearing demand accounts	193,627		25	0.05	200,015		28	0.06
Certificates of deposit	1,067,048		4,253	1.59	1,238,908		6,279	2.03
Total deposit liabilities	1,883,505		4,731	1.00	2,000,047		6,865	1.37
Advance payments by borrowers for taxes and insurance	25,960		2	0.03	26,129		2	0.03
Borrowings	149,958		1,798	4.80	906,297		9,863	4.35
Total interest-bearing liabilities	2,059,423		6,531	1.27	2,932,473		16,730	2.28
Non-interest-bearing liabilities:
Non-interest-bearing deposits	114,689				92,425
Other non-interest-bearing liabilities	50,595				42,060
Total non-interest-bearing liabilities	165,284				134,485
Total liabilities	2,224,707				3,066,958
Total equity	269,024				398,746
Total average liabilities and equity	$2,493,731				$3,465,704
Net interest income and net interest rate spread			$15,486	2.64%			$11,711	1.26%
Net interest margin				2.75%				1.46%
Average interest-earning assets to average interest-bearing liabilities	1.09	x			1.10	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Nine Months Ended September 30
	2011				2010
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,366,840		$52,887	5.16%	$1,488,060		$60,515	5.42%
Mortgage-related securities	613,668		12,131	2.64	732,041		16,040	2.92
Investment securities (2)	193,147		2,843	1.96	806,628		13,256	2.19
Interest-earning deposits	85,182		125	0.20	188,908		207	0.15
Total interest-earning assets	2,258,837		67,986	4.01	3,215,637		90,018	3.73
Non-interest-earning assets	300,275				261,768
Total average assets	$2,559,112				$3,477,405

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$213,841		62	0.04	$206,864		81	0.05
Money market accounts	401,368		1,417	0.47	340,173		1,543	0.60
Interest-bearing demand accounts	199,578		72	0.05	197,607		79	0.05
Certificates of deposit	1,074,425		13,659	1.70	1,258,040		20,798	2.20
Total deposit liabilities	1,889,212		15,210	1.07	2,002,684		22,501	1.50
Advance payments by borrowers for taxes and insurance	16,896		3	0.02	16,977		4	0.03
Borrowings	157,639		5,359	4.53	906,555		29,293	4.31
Total interest-bearing liabilities	2,063,747		20,572	1.33	2,926,216		51,798	2.36
Non-interest-bearing liabilities:
Non-interest-bearing deposits	106,325				90,776
Other non-interest-bearing liabilities	92,707				59,586
Total non-interest-bearing liabilities	199,032				150,362
Total liabilities	2,262,779				3,076,578
Total equity	296,333				400,827
Total average liabilities and equity	$2,559,112				$3,477,405
Net interest income and net interest rate spread			$47,414	2.68%			$38,220	1.37%
Net interest margin				2.80%				1.58%
Average interest-earning assets to average interest-bearing liabilities	1.09	x			1.10	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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
	Three Months Ended September 30, 2011 Compared to September 30, 2010
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,420)	$(892)	$(2,312)
Mortgage-related securities	360	(585)	(225)
Investment securities	(2,697)	(1,155)	(3,852)
Interest-earning deposits	(51)	16	(35)
Total interest-earning assets	(3,808)	(2,616)	(6,424)
Interest-bearing liabilities:
Savings accounts	5	(11)	(6)
Money market accounts	80	(179)	(99)
Interest-bearing demand accounts	(1)	(2)	(3)
Certificates of deposit	(798)	(1,228)	(2,026)
Total deposit liabilities	(714)	(1,420)	(2,134)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	(8,982)	917	(8,065)
Total interest-bearing liabilities	(9,696)	(503)	(10,199)
Net change in net interest income	$5,888	$(2,113)	$3,775

	Nine Months Ended September 30, 2011 Compared to September 30, 2010
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,813)	$(2,815)	$(7,628)
Mortgage-related securities	(2,465)	(1,444)	(3,909)
Investment securities	(9,146)	(1,267)	(10,413)
Interest-earning deposits	(141)	59	(82)
Total interest-earning assets	(16,565)	(5,467)	(22,032)
Interest-bearing liabilities:
Savings accounts	(2)	(17)	(19)
Money market accounts	248	(374)	(126)
Interest-bearing demand accounts	1	(8)	(7)
Certificates of deposit	(2,761)	(4,378)	(7,139)
Total deposit liabilities	(2,514)	(4,777)	(7,291)
Advance payments by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	(25,373)	1,439	(23,934)
Total interest-bearing liabilities	(27,887)	(3,339)	(31,226)
Net change in net interest income	$11,322	$(2,128)	$9,194

Provision for Loan Losses   The Company’s provision for loan losses was $1.1 million during the third quarter of 2011 compared to $6.2 million in the same quarter last year.   The provision for the nine months ended September 30, 2011, was $5.1 million compared to $15.7 million in the same period last year.  The provisions for loan losses in these periods continue to be impacted by weak economic conditions, high unemployment, and lower values for real estate.  These conditions have been particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land.  During the third quarter of 2011, the Company recorded $1.8 million in additional loss provisions against two unrelated loan relationships aggregating $6.1 million.  These loans were secured by an apartment complex and a multi-tenant retail building.  The losses on these loans were based on internal management evaluations of the collateral that secures the loan, as well as management’s knowledge of current market conditions.  During the third quarter of 2011 the Company also recorded $586,000 in loss provisions against a number of smaller multi-family, commercial real estate, and business loan relationships, as well as certain residential and consumer loans.  These losses were based on updated independent appraisals or internal management evaluations of the collateral that secures the loans.  In addition, during the third quarter the Company recorded approximately $1.1 million in additional loss provision that reflected management’s general concerns related to continued economic weakness, elevated levels of unemployment, depressed real estate values, and the internal downgrades of certain loans.  The impact of these developments, however, was substantially offset by $2.4 million in loss recaptures due to the payoff of $8.3 million in non-performing loans.

During the third quarter of 2010 the Company recorded $3.9 million in loss provisions against a number of unrelated loan relationships, the largest of which was a $1.1 million loss on a $4.1 million loan relationship secured by partially developed land.  In addition, the Company recorded $2.3 million in additional loss provisions during the third quarter of 2010 that reflected management’s general concerns related to continued declines in commercial real estate values, as well as continued weaknesses in economic conditions and employment.

On a year-to-date basis in 2011 the Company recorded $10.8 million in loss provisions against a number of multi-family, commercial real estate, and business loan relationships, and certain smaller residential and consumer loans, as well as loss provisions related to management’s general concerns for the economy, as previously described.  This development was partially offset by $5.7 million in loss recaptures on loans that paid off during the period or were upgraded to performing status.  The year-to-date loss provision in 2010 was $15.7 million due principally to $9.7 million in losses on a number of larger multi-family, commercial real estate, and business loans.

For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income   Total non-interest income decreased by $7.5 million or 57.8% and by $18.3 million or 53.3% during the three- and nine-month periods ended September 30, 2011, compared to the same periods in the previous year.  These decreases were primarily attributable to a decline in gains on sales of investments, which were zero and $1.1 million during the three and nine months ended September 30, 2011, respectively, compared $5.2 million and $16.3 million during the same periods in 2010, respectively.  In the first quarter of 2011 the Company sold a $20.8 million investment in a mutual fund that management did not expect would perform well in future periods.   During the nine months ended September 30, 2010, the Company sold $885.0 million in longer-term, fixed-rate mortgage-related securities and $189.9 million in adjustable-rate mortgage related securities.  Significant reasons for other changes in non-interest income are discussed in the following paragraphs.

Service charges on deposits increased by $59,000 or 3.6% during the three months ended September 30, 2011, compared to the same quarter in 2010.  On a year-to-date basis, service charges increased by $197,000 or 4.4% in 2011 compared to the same period in the previous year.  Management attributes this improvement to an increase in the Company’s average core deposit accounts, consisting of checking, savings, and money market accounts, which increased by $70.1 million or 9.4% during the nine months ended September 30, 2011, compared to the same period in the previous year.  In addition, management believes that unfavorable economic conditions during early 2010 resulted in reduced spending by consumers in general in that year, which had an adverse impact on the Company’s transaction fee revenue, which consists principally of ATM, debit card, and overdraft fees.

Brokerage and insurance commissions were $765,000 during the third quarter of 2011, a $27,000 or 3.7% increase from the same period in the previous year.  On a year-to-date basis, commissions were $2.2 million in 2011, a $104,000 or 4.5% decline from the same period in 2010.  Commissions in the third quarter of 2011 benefited from increased sales of tax-deferred annuity products compared to the previous year.  Commissions in 2010 benefited from favorable trends in equity markets in the first half of that year, which resulted in increased revenue from sales of mutual funds and other equity investments relative to the year-to-date period in 2011.  In addition, employment conditions in the Company’s local markets in early 2010 resulted in increased revenue from rollovers by customers’ of their employee benefit plans into products offered by the Company.

Net loan-related fees and servicing revenue was a loss of $1.0 million during the three months ended September 30, 2011, compared to a loss of $291,000 in the same period of 2010.   On a year-to-date basis, the loss was $452,000 in 2011 compared to a loss of $39,000 in the same period of 2010.  The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Dollars in thousands)
Gross servicing fees	$679	$646	$2,039	$1,913
Mortgage servicing rights amortization	(726)	(1,064)	(1,718)	(2,100)
Mortgage servicing rights valuation (loss) recovery	(1,103)	8	(1,097)	(198)
Loan servicing revenue, net	(1,150)	(410)	(776)	(385)
Other loan fee income	114	119	324	346
Loan-related fees and servicing revenue, net	$(1,036)	$(291)	$(452)	$(39)

Gross servicing fees increased in the 2011 periods compared to the prior year periods as a result of an increase in the amount of loans that the Company services for third-party investors.  As of September 30, 2011, the Company serviced $1.1 billion in loans for third-party investors compared to $1.0 billion at September 30, 2010.   Related amortization has decreased in the 2011 periods due to higher interest rates on mortgage loans during the first half of the year, which has resulted in fewer loan prepayments and slower amortization of the MSRs.   Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs.   The change in this allowance is recorded as a recovery or charge, as the case may be, in the period in which the change occurs.  During the third quarter of 2011 the valuation allowance increased by $1.1 million due principally to a decline in mortgage interest rates during the third quarter, which resulted in increased loan prepayment expectations.  As of September 30, 2011, the Company had a valuation allowance of $1.1 million against MSRs with a gross book value of $7.7 million.

The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments.  If interest rates decrease and/or prepayment expectations increase, the Company could potentially record charges to earnings related to increases in the valuation allowance on its MSRs.  In addition, amortization expense could increase due to likely increases in loan prepayment activity.   Alternatively, if market interest rates for one- to four-family loans increase and/or actual or expected loan prepayment expectations decrease in future periods, the Company could recover all or a portion of previously established allowance on MSRs, as well as record reduced levels of MSR amortization expense.

Gains on sales of loans were $2.3 million in the third quarter of 2011 compared to $3.7 million in the same period last year.  Year-to-date, gains on sales of loans were $3.4 million in 2011 compared to $5.5 million in the same nine months of 2010.  During the three and nine months ended September 30, 2011, sales of one- to four-family mortgage loans were $48.1 million or 40.7% lower and $72.8 million or 32.6% lower than they were during the same periods in the previous year, respectively.  Loan sales were lower in the 2011 periods due to higher market interest rates for fixed-rate, residential mortgage loans during the first half of 2011, which reduced borrower incentives to refinance their existing mortgage loans.  The Company typically sells most fixed-rate, residential mortgage loans that it originates in the secondary market.  However, during the third quarter of 2011, interest rates on residential mortgage loans declined to historically low levels.  As such, management expects that gains on sales of loans could be elevated in the near term as borrowers are incented to refinance higher, fixed-rate mortgage loans at lower rates.

In the second quarter of 2011 the Company recognized $389,000 in net OTTI losses related to its investment in certain private-label CMOs that were rated less than investment grade.  No additional net OTTI losses were recognized on these CMOs in the third quarter of 2011.  Management attributed the net OTTI loss in the second quarter to renewed weakness in national housing market in 2011, which resulted in lower values for the residential properties that secure the CMOs.  The Company’s total investment in private-label CMOs was $67.2 million as of the September 30, 2011.  The collection of the amounts due on the Company’s private-label CMOs is subject to numerous factors outside of management’s control and a future determination of OTTI could result in additional losses being recorded through earnings in future periods.   Refer to “Financial Condition—Available-for-Sale Securities,” below, for additional discussion.

Other non-interest income was $1.8 million and $5.4 million during the three and nine months ended September 30, 2011, respectively, compared to $2.0 million and $5.7 million during the same periods in 2010, respectively.  The decrease between periods was due primarily to lower earnings on assets set aside in trust for certain non-qualifying employee benefit plans.

Non-Interest Expense   Total non-interest expense was $106.2 million and $51.6 million during the nine months ended September 30, 2011 and 2010, respectively.  This increase was caused by a $52.6 million non-cash goodwill impairment recorded by the Company in the second quarter of 2011.  This impairment had no effect on the liquidity, operations, tangible capital, or regulatory capital of the Company or the Bank (for additional discussion refer to “Financial Condition—Goodwill,” below).  Total non-interest expense before the goodwill impairment increased by $642,000 or 3.7% and by $2.0 million or 3.9% during the three and nine months ended September 30, 2011, compared to the same periods in 2010.  Significant reasons for these increases are discussed in the following paragraphs.

Compensation-related expenses increased by $640,000 or 7.1% during the three months ended September 30, 2011, compare to the same period in 2010.  The increase in these expenses during the nine month period in 2011 was $1.9 million or 7.2% compared to the same period in 2010.  These increases were primarily due to an increase in compensation expense related to annual merit increases, as well the Company’s hiring of certain key management and other personnel.  Also contributing to the increase in compensation-related expense in the 2011 periods was an increase in costs related to the Company’s defined-benefit pension plan.  This increase was caused by an increase in the number of qualified participants in the plan in recent periods, as well as a decline in the interest rate used to determine the present value of the pension obligation.  The increase in compensation-related expense between the 2011 and 2010 periods was partially offset by a decline in ESOP expense.  Last year marked the scheduled end of a 10-year commitment to the ESOP.

Federal deposit insurance premiums were $756,000 and $2.5 million during the three and nine month periods ended September 30, 2011, respectively.  These amounts compared to $1.0 million and $3.1 million during the same periods in 2010, respectively.  In the second quarter of 2011 the FDIC implemented a new rule that changed the deposit insurance assessment base from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated assets (minus average tangible equity and certain other adjustments).  The Company’s deposit insurance costs declined as a result of the new rule because the Company has a relatively low level of non-deposit funding sources, such as advances from the FHLB of Chicago.

Losses on foreclosed real estate were $1.1 million during the third quarter of 2011 compared to $1.2 million in the same quarter of last year.  On a year-to-date basis, losses on foreclosed real estate were $4.0 million in 2011 compared to $4.2 million during the same nine months in 2010.  Since the beginning of 2010 the Company has experienced elevated losses on foreclosed real estate due to declining real estate values and weak economic conditions.   If these conditions persist, future losses on foreclosed real estate could remain elevated in the near term.

Other non-interest expense increased by $351,000 or 10.8% and $679,000 or 7.5% during the three and nine months ended September 30, 2011, respectively, compared to the same periods last year.  These developments were the result of increased costs associated with the management of foreclosed real estate and increased legal, accounting, and other professional fees.  These increases were partially offset by lower marketing and advertising costs between the periods.

Income Tax Expense   Income tax expense was $610,000 during the three months ended September 30, 2011, compared to $307,000 in the same period of 2010.  Income tax expense was $1.2 million during the nine months ended September 30, 2011, compared to $1.5 million during the same nine months in 2010.   The Company’s effective tax rate (“ETR”) for the third quarter of 2011 and 2010 was 31.3% and 24.9%, respectively.  Excluding the goodwill impairment from income (loss) before taxes (which is not deductible for income tax purposes) the Company’s ETR the nine months ended September 30, 2011 and 2010, was 25.9% and 28.8%, respectively.  The Company’s ETR was lower in the 2010 quarterly period and the 2011 year-to-date period because non-taxable revenue, such as earnings from bank-owned life insurance (“BOLI”), comprised a larger portion of pre-tax earnings in those periods.

Like many Wisconsin financial institutions, the Company has non-Wisconsin subsidiaries that hold and manage investment assets and loans, the income from which has not been subject to Wisconsin tax prior to 2009.  The Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries.  The Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin.  In 2010 the Department’s auditor issued a Notice of Proposed Audit Report to the Bank which proposes to tax all of the income of the Bank’s out-of-state investment subsidiaries for all periods that are still open under the statute of limitations, which includes tax years back to 1997.  This is merely a preliminary determination made by the auditor and does not represent a formal assessment.  The Bank’s outside legal counsel has met with representatives of the Department to discuss, and object to, the auditor’s proposed adjustments.  The Department has requested further information to support the Company's position; the Company expects to provide that information by the end of 2011.

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

Financial Condition

Overview The Company’s total assets decreased by $91.8 million or 3.5% during the nine months ended September 30, 2011.  Total assets at September 30, 2011, were $2.50 billion compared to $2.59 billion at December 31, 2010.   A substantial portion of this decline was caused by the $52.6 million goodwill impairment, as previously described.  In addition, during the period the Company’s cash and cash equivalents declined by $129.5 million or 55.6% and its loans held-for-sale and loans receivable declined by $24.9 million or 1.8% in the aggregate.  However, these declines were offset in part by a $120.0 million or 18.1% increase in securities available-for-sale during the period.  The Company’s deposit liabilities decreased by $69.2 million or 3.3% during the nine months ended September 30, 2011.  The Company’s total shareholders’ equity decreased from $313.0 million at December 31, 2010, to $266.3 million at September 30, 2011, due principally to the goodwill impairment.  Non-performing assets decreased by $23.5 million or 16.5% to $118.7 million during the nine months ended September 30, 2011.  The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the nine months ended September 30, 2011.

Cash and Cash Equivalents   Cash and cash equivalents declined from $232.8 million at December 31, 2010, to $103.4 million at September 30, 2011.  This decline was primarily caused by the Company’s purchase of mortgage-related securities during the period, as well as decrease in deposit liabilities.

Securities Available-for-Sale   The Company’s portfolio of securities available-for-sale increased by $120.0 million or 18.1% during the nine months ended September 30, 2011.  This increase was primarily the result of the Company’s purchase of $407.5 million in medium-term government agency mortgage-backed securities (“MBSs”) and CMOs during the period.   The impact of these purchases was partially offset by $185.8 million in securities that were called by issuers during the period, as well as the sale of a $20.8 million mutual fund, as previously described.

The Company classifies all of its securities as available-for-sale.  Changes in the fair value of such securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity.  The fair value adjustment on the Company’s available-for-sale securities was a net unrealized gain of $12.0 million at September 30, 2011, compared to a net unrealized loss of $2.3 million at December 31, 2010.  This improvement was caused by a general decline in interest rates during the nine month period and the favorable impact such has on the types of securities owned by the Company.

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

	September 30, 2011		December 31, 2010
	Carrying Value	Unrealized Gain (Loss), Net	Carrying Value	Unrealized Gain (Loss), Net
	(Dollars in thousands)
Credit rating:
AAA/Aaa	$5,868	$229	$12,876	$322
AA/Aa	2,752	(122)	8,600	(84)
A	7,290	(270)	19,249	(1,155)
BBB/Baa	11,356	(356)	11,142	(242)
Less than investment grade	39,927	(4,778)	35,735	(1,981)
Total private-label CMOs	$67,193	$(5,297)	$87,602	$(3,139)

During the second quarter of 2011 management determined that it is unlikely the Company will collect all amounts due according to the contractual terms on three of its securities that are rated less than investment grade.  Accordingly, the Company recorded $389,000 in net OTTI loss on these securities in that period.  As of September 30, 2011, management has determined that none of the Company’s other private-label CMOs were other-than-temporarily impaired as of that date.  However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Loans Held-for-Sale   Loans held-for-sale decreased from $37.8 million at December 31, 2010, to $28.6 million at September 30, 2011.   The Company’s policy is to sell substantially all of its 30-year, fixed-rate, one- to four-family mortgage loan originations, as well as certain 15-year, one- to four-family loans, in the secondary market.  The origination of these loans were generally lower during the first half of 2011 due to slightly higher market interest rates for such loans, which reduced borrower incentives to refinance existing mortgage loans.  However, during the third quarter of 2011, interest rates on residential mortgage loans declined to historically low levels.  As such, management expects that originations and sales of such loans could be elevated in the near term as borrowers are incented to refinance higher, fixed-rate mortgage loans at lower rates.

Loans Receivable   Loans receivable decreased by $15.7 million or 1.2% during the nine months ended September 30, 2011.  The Company’s aggregate portfolio of multi-family and commercial real estate loans decreased from $495.5 million at December 31, 2010, to $474.3 million at September 30, 2011.  In addition, its construction and development loans decreased from $83.5 million to $72.6 million during the same period.  The decrease in multi-family and commercial real estate loans was caused by loan payoffs and foreclosures that exceeded originations during the period. The decrease in construction and development loans was due primarily to the reclassification of certain construction loans to permanent loans as a result of the completion of construction.   The Company’s originations of multi-family and commercial real estate loans were $66.3 million in the aggregate during the nine months ended September 30, 2011, compared to $38.1 million during the same period in 2010.   Originations of construction and development loans were $23.6 million and $25.1 million during these same periods, respectively.

The Company’s portfolio of one- to four-family loans decreased from $531.9 million at December 31, 2010, to $516.8 million at September 30, 2011.  In recent periods the origination of one- to four-family loans that the Company retains in portfolio, which consist principally of adjustable-rate loans and, from time-to-time, fixed-loans with maturity terms of up to 15 years, have approximated loan repayments.  The Company also retains certain 30-year, fixed-rate loans in its portfolio under an internal low-income lending program.

The Company’s consumer loan portfolio declined from $243.5 million at December 31, 2010, to $234.6 million at September 30, 2011.  Consumer loan originations, which consist primarily of fixed-term home equity loans and home equity lines of credit, were $62.1 million during the nine months ended September 30, 2011, compared to $57.7 million during the same period in the prior year.

The Company’s portfolio of commercial business loans increased from $50.1 million at December 31, 2010, to $81.1 million at September 30, 2011.  Commercial business loan originations during the nine months ended September 30, 2011, were $64.6 million compared to $22.2 million during the same period in the previous year.  In recent periods the Company has been successful at attracting a number of new commercial business relationships as a result of its recent initiatives to expand its presence in the mid-tier commercial banking market, as described more fully below.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$98,273	$173,767	$198,408	$298,866
Multi-family	20,552	12,278	28,262	24,531
Commercial real estate	15,627	11,171	38,025	13,603
Construction and development loans	10,361	4,881	23,608	25,097
Total mortgage loans	144,813	202,097	288,303	362,097
Consumer loans	25,565	19,313	62,072	57,733
Commercial business loans	35,626	14,716	64,635	22,161
Total loans originated	$206,004	$236,126	$415,010	$441,991

(1)
Includes $84.8 million and $133.7 million in loans originated for sale during the three months ended September 30, 2011 and 2010, respectively, and $139.6 million and $245.6 million during the nine months ended as of the same dates, respectively.

In April 2010 David A. Baumgarten joined the Company as President.  Mr. Baumgarten has significant commercial banking experience in senior roles with other large commercial banks and has significant experience in the Company’s major market area, Milwaukee and southeastern Wisconsin.  In recent periods the Company has also hired two new senior vice presidents, as well as a number of other commercial relationship managers, that are experienced in managing and selling loans, deposit, and cash management services to the mid-tier commercial banking market, defined by the Company as business entities with sales revenues of $10 to $100 million.  This is a new market segment for the Company.  In the near term the Company intends to add additional professionals capable of serving this market segment.  The Company is unable to determine at this time the level of success, if any, that it will have in increasing its share of this market segment.  Further, the Company is unable to provide any assurances that it will be able to attract or retain the talent necessary to increase its share of this market segment.

Foreclosed Properties and Repossessed Assets  The Company’s foreclosed properties and repossessed assets increased to $28.9 million at September 30, 2011, from $19.3 million at December 31, 2010.  This increase was caused by foreclosures related to a number of commercial real estate loans and, to a lesser extent, single-family residential loans.  This increase was partially offset by charge-offs on foreclosed properties due to continued declines in real estate values and weak economic conditions, as previously described.  Management expects foreclosed properties and repossessed assets to remain elevated in the near term as the Company continues to work out its non-performing loans.

Goodwill  In prior years the Company had recorded goodwill as the result of its acquisitions of two financial institutions in 1997 and 2000.  In the second quarter of 2011, in connection with the preparation of its financial statements for the quarter, management determined that the value of the Company’s goodwill was impaired.  The Company performed an interim goodwill impairment test during the second quarter as a result of a number of developments during that period including a continued decline in the Company’s stock price and market capitalization and the announcement that the Company and Bank had each entered into a separate MOU with regulators.  In order to determine the fair value of goodwill, as well as the amount of the impairment, management obtained a third-party independent appraisal of the Company and its assets and liabilities.  The fair value of the Company, which consists of a single reporting unit, was estimated using a weighted average of three valuation methodologies, including a public market peers approach, a comparable transactions approach, and a discounted cash flow approach.  A comparison of the weighted average value from these approaches to the net carrying value of the Company indicated that potential impairment existed.  The weighted average value of the Company was subsequently compared to the estimated net fair value of the Company’s individual assets and liabilities.  As a result of this comparison, management concluded that the Company’s goodwill was impaired and recorded an impairment charge of $52.6 million in the second quarter of 2011, which represented the total amount of the Company’s goodwill.  This impairment was a non-cash charge and had no effect on the liquidity, operations, tangible capital, or regulatory capital of the Company or the Bank.

Mortgage Servicing Rights  The carrying values of the Company’s MSRs was $6.6 million at  September 30, 2011, and $7.7 million at December 31, 2010.  These amounts were net of valuation allowances of $1.1 million and $6,000 as of such dates, respectively.  As of September 30, 2011, and December 31, 2010, the Company serviced $1.1 billion in loans for third-party investors.

Other Assets   As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago that had a carrying value of $46.1 million at both September 30, 2011, and December 31, 2010, and which is included as a component of other assets.   As of September 30, 2011, the Company owns substantially more common stock of the FHLB of Chicago than it would otherwise be required to own given its level of borrowings from the FHLB of Chicago.  From 2007 through 2010 the FHLB of Chicago suspended the payment of dividends on its common stock, as well as the repurchase of common stock from its members.  The FHLB of Chicago resumed the payment of quarterly cash dividends at a modest amount in 2011.  The original suspension was due to the FHLB of Chicago entering into a memorandum of understanding with its primary regulator the Federal Housing Finance Board ("FHFB") which, among other things, restricted the dividends that the FHLB of Chicago could pay without prior approval of the FHFB, as well as the stock that it can repurchase from its members.    Management is unable to determine whether the FHLB of Chicago will continue to pay dividends on its common stock or the amount of future dividends, if any.  Furthermore, the Company is unable to determine when, or if, it will be able to reduce its holdings of the common stock of the FHLB of Chicago.  The FHLB of Chicago has received regulatory approval for a plan under which it would convert its stock on January 1, 2012, and that stock would be potentially redeemable in the future.  However, there can be no  assurances as to when or how such plan will be implemented or shares would be redeemed.

The Company’s investment in the common stock of the FHLB of Chicago is carried at cost (par value) and is periodically reviewed for impairment.  Investments in FHLB of Chicago common stock are considered to be long-term investments under GAAP.  Accordingly, the evaluation of FHLB of Chicago common stock for impairment is based on management’s assessment of the ultimate recoverability at the stock’s par value rather than by temporary declines in its value.  Based on a review of the FHLB of Chicago’s results of operations, capital, liquidity, commitments, and other activities, as well as the continued status of the FHLB System as a government-sponsored entity, management concluded that the Company’s FHLB of Chicago stock was not impaired as of September 30, 2011.   However, this conclusion is subject to numerous factors outside the Company’s control, including, but not limited to, future legislative or regulatory changes and/or adverse economic developments that could have a negative impact on the Company’s investment in the common stock of the FHLB of Chicago.  Accordingly, a future determination of impairment could result in significant losses being recorded through earnings in future periods.

Deposit Liabilities Deposit liabilities decreased by $69.2 million or 3.3% during the nine months ended September 30, 2011, to $2.01 billion compared to $2.08 billion at December 31, 2010.  Core deposits, consisting of checking, savings, and money market accounts, declined by $7.1 million or 0.7% during the period while certificates of deposit declined by $62.1 million or 5.5%.   Core deposits were higher than typical at December 31, 2010, due to the timing of certain local government tax deposits which had not been withdrawn as of that date.  However, average core deposits have increased by $70.1 million or 9.4% during the nine months ended September 30, 2011, compared to the same period in 2010.  With respect to certificates of deposit, the Company has reduced the rates it offers on this product during the past year in an effort to manage its overall liquidity position, which has resulted in a decline in certificates of deposit since December 31, 2010.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, declined slightly during the nine months ended September 30, 2011.   The following table presents the Company’s FHLB of Chicago advances by contractual maturities as of that date.
	Amount	Rate
	(Dollars in thousands)
FHLB of Chicago advances maturing in:
2012	$100,000	4.52%
2013	237	4.17
2017 and thereafter	53,148	5.08
Total FHLB of Chicago advances	$153,385	4.75

The Company’s advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity.   In December 2010, the Company repaid $756.0 million in high-cost borrowings that had an average remaining maturity of six years.  The Company recognized a one-time charge of $89.3 million during the fourth quarter of 2010, as previously noted.  As of September 30, 2011, $100.0 million in advances from the FHLB of Chicago that mature in 2012 are redeemable at the option of the FHLB of Chicago, although management believes such is unlikely to occur.

Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund loan originations or security purchases or to fund existing advances as they mature if needed or desirable.  There can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance  Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $30.2 million at September 30, 2011, compared to $2.7 million at December 31, 2010.  Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity   The Company’s shareholders’ equity decreased from $313.0 million at December 31, 2010, to $271.7 million at September 30, 2011.   This decrease was principally caused by the $52.6 million goodwill impairment, as previously described.  The Company’s ratio of shareholders’ equity to total assets was 10.87% at September 30, 2011, compared to 12.07% at December 31, 2010.  If goodwill had been excluded from shareholders’ equity and total assets as of December 31, 2010, this ratio would have been 10.25% as of that date.  Book value per share of the Company’s common stock was $5.88 at September 30, 2011, compared to $6.84 at December 31, 2010.  If goodwill had been excluded from this computation at December 31, 2010, this value would have been $5.69 as of that date.

A quarterly cash dividend of $0.01 per share was paid in the third quarter of 2011; the dividend payout ratio during this period was 34.2% of earnings.  On November 7, 2011, the Company’s board of directors announced that it had declared a $0.01 per share dividend payable on December 1, 2011, to shareholders of record on November 18, 2011.  During the first nine months of 2011 the Company did not repurchase any shares of its common stock nor did its board of directors authorize a program for the purchase of additional shares.

For additional discussion relating to the Company’s ability to pay dividends or repurchase shares of its common stock, refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality  The following table summarizes non-performing loans and assets as of the dates indicated:

	At September 30	At December 31
	2011	2010
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$14,443	$18,684
Multi-family	24,552	31,660
Commercial real estate	36,486	41,244
Construction and development	10,563	26,563
Total non-accrual mortgage loans	86,044	118,151
Non-accrual consumer loans:
Secured by real estate	1,447	1,369
Other consumer loans	223	275
Total non-accrual consumer loans	1,670	1,644
Non-accrual commercial business loans	1,641	2,779
Total non-accrual loans	89,355	122,574
Accruing loans delinquent 90 days or more	510	373
Total non-performing loans	89,865	122,947
Foreclosed properties and repossessed assets	28,858	19,293
Total non-performing assets	$118,723	$142,240

Non-performing loans to loans receivable, net	6.87%	9.29%
Non-performing assets to total assets	4.75%	5.49%
Gross interest income that would have been recorded if non-accrual loans had been current (1)	$4,763	$8,531
Interest income on non-accrual loans included in interest income (1)	$2,761	5,985

(1)	Amounts shown are for the nine months ended September 30, 2011, and the twelve months ended December 31, 2010, respectively.

The Company’s non-performing loans were $89.9 million or 6.87% of loans receivable as of September 30, 2011, compared to $122.9 million or 9.29% as of December 31, 2010.  Non-performing assets, which includes non-performing loans, were $118.7 million or 4.75% of total assets and $142.2 million or 5.49% of total assets as of these same dates, respectively.  The Company’s level of non-performing loans and assets is due to continuing weakness in economic conditions, low values for commercial and multi-family real estate, and high unemployment rates in recent years, which has resulted in increased stress on borrowers and increased loan delinquencies.   Many properties securing the Company’s loans have experienced increased vacancy rates, reduced lease rates, and/or delays in unit sales, as well as lower real estate values.  As of September 30, 2011, non-performing loans included $28.9 million in loans that were current on all contractual principal and interest payments, but which management determined should be classified as non-performing in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment.  The Company has continued to record periodic interest payments on these loans in interest income provided the borrowers have remained current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loan has been deemed to be collectible.  The decline in the Company’s non-performing and classified loans during the nine months ended September 30, 2011, was due to loans that were paid off or upgraded during the period, as previously described, as well as loans that were partially charged off because the Company had commenced and/or completed foreclosure proceedings during the period.

In addition to non-performing assets, at September 30, 2011, management was closely monitoring $36.3 million in additional loans that were classified as “special mention” and $21.1 million that were adversely classified as “substandard” in accordance with the Company’s internal risk rating policy.  These amounts compared to $8.9 million and $27.1 million, respectively, as of December 31, 2010.  These loans are primarily secured by commercial real estate, multi-family real estate, land, and certain commercial business assets.  Although these loans were performing in accordance with their contractual terms, management deemed their classification prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral.  The decrease in the additional substandard loans from $27.1 million to $21.1 million during the nine months ended September 30, 2011, was largely due to the repayment of two loans from the same borrower that aggregated $6.1 million.  The Company charged-off $1.9 million in previously established loan loss allowances related to the resolution of this loan relationship.  The increase in special mention loans during the nine months ended September 30, 2011, was primarily caused by the Company’s downgrade of a $15.9 million loan secured by a multi-tenant retail development.  Also contributing was the downgrade of three other loan relationships that aggregated $9.4 million.  These loans are secured by a industrial/warehouse building, multi-tenant retail building and an apartment complex.  Although these loans are performing in accordance with their contractual terms, management determined that classification as special mention was appropriate in light of recent trends in occupancy levels and/or lease rates on the collateral properties.  The Company does not expect to incur a loss on these loans at this time, although there can be no assurance.

A summary of the allowance for loan losses is shown below for the periods indicated:

	Nine Months Ended September 30
	2011	2010
	(Dollars in thousands)
Balance at the beginning of the period	$47,985	$17,028
Provision for loan losses:
One- to four-family	1,446	294
Multi-family	617	6,814
Commercial real estate	577	1,707
Construction and Development	897	4,300
Consumer loans	450	628
Commercial business loans	1,092	1,936
Total provision for loan losses	5,078	15,679
Charge-offs:
One- to four-family	(2,519)	(275)
Multi-family	(4,812)	–
Commercial real estate	(6,941)	(5,331)
Construction and development	(2,607)	–
Consumer loans	(724)	(570)
Commercial business loans	(551)	(173)
Total charge-offs	(18,154)	(6,349)
Recoveries:
One- to four-family	49	20
Multi-family	19	–
Commercial real estate	4	–
Construction and development	550	–
Consumer	17	30
Commercial business loans	18	–
Total recoveries	657	51
Net charge-offs	(17,497)	(6,298)
Balance at the end of the period	$35,567	$26,409

	September 30	December 31
	2011	2010
Allowance as a percent of total loans	2.72%	3.63%
Allowance as a percent of non-performing loans	39.58%	39.03%
Net charge-offs to average loans (1)	1.71%	1.26%

(1)	Annualized rate for the nine- and twelve-month periods ended September 30, 2011, and December 31, 2010, respectively.

The Company’s allowance for loan losses declined to $35.6 million or 2.72% of total loans at September 30, 2011, compared to $48.0 million or 3.63% at December 31, 2010.  As a percent of non-performing loans, the Company’s allowance for loan losses was 39.6% at September 30, 2011, compared to 39.0% at December 31, 2010.  The decrease in the allowance was caused by $17.5 million in net charge-offs, as well as $5.7 million in provision recaptures, as previously described.  These developments were partially offset by $10.8 million in additional loss allowances established during the period, also as previously described.   During the period the Company charged off $5.2 million related to loans that were paid off during the period and $12.3 million related to loan relationships that management commenced and/or completed foreclosure proceedings during the period.  Refer to “Operating Results—Provision for Loan Losses,” above, for additional discussion.

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

Capital Resources At September 30, 2011, the Bank had a Tier 1 capital ratio of 9.54% and a total risk-based capital ratio of 18.10% compared to ratios of 9.12% and 17.86% at December 31, 2010, respectively (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above).  In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%.  As previously noted, the goodwill impairment recorded in the third quarter of 2011 had no impact on the regulatory capital ratios of the Bank because goodwill is excluded from the regulatory capital calculations.

In May 2011, the Company and the Bank agreed with the OTS to address certain items identified in recent OTS examinations by entering into separate MOUs with the OTS.  An MOU is an agreement between the OTS and a financial institution which requires the institution to exercise reasonable good faith efforts to comply with the requirements of the MOU, but the institution is not subject to direct judicial enforcement as are other forms of supervisory actions such as those required in formal consent or cease and desist orders.  As a result of the elimination of the OTS under the Dodd-Frank Act, the Bank's MOU is now administered by the OCC and the Company's MOU is administered by the FRB.  The MOUs contain various provisions relating to credit and problem asset administration and capital management, including requirements related to the payment of dividends.  As of the date of this report, management believes the Company and the Bank have complied with the specific requirements established in each MOU.  Management does not believe ongoing compliance with the MOUs will have a material adverse impact on the Company or Bank’s operations.   However, under their respective MOUs the Company and the Bank are required to obtain the non-objection or approval of the appropriate regulator prior to declaring or paying cash dividends and, in the case of the Company, prior to repurchasing common shares, or incurring, issuing, increasing, modifying or redeeming any debt or lines of credit.  As such, the Company cannot provide any assurances that dividends will continue to be paid to shareholders, the amount of any such dividends to shareholders, or the possible future resumption of share repurchases.

On November 7, 2011, the Company’s board of directors announced that it had declared a $0.01 per share dividend payable on December 1, 2011, to shareholders of record on November 18, 2011. During the nine months ended September 30, 2011, the Company did not repurchase any shares of its common stock nor did its board of directors authorize a program for the purchase of additional shares.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Contractual Obligations   The following table presents, as of September 30, 2011, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).
	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$940,739	–	–	–	$940,739
Certificates of deposits	727,679	$314,800	$25,927	–	1,068,406
Borrowed funds (1)	100,000	237	–	$53,148	153,385
Operating leases	866	1,193	1,119	1,816	4,994
Purchase obligations	1,680	3,360	3,360	5,040	13,440
Non-qualified retirement plans and deferred compensation plans	979	1,978	2,179	6,326	11,463

(1)	Includes $100.0 million in advances that are redeemable on a quarterly basis at the option of the FHLB of Chicago.

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

Commitments to Extend Credit  The following table details the amounts and expected maturities of approved commitments as of September 30, 2011.
	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial loans	$5,242	–	–	–	$5,242
Residential real estate loans	31,702	–	–	–	31,702
Revolving home equity and credit card lines	150,557	–	–	–	150,557
Standby letters of credit	309	$41	–	$10	360
Commercial lines of credit	26,863	–	–	–	26,863
Undisbursed commercial loans	2,622	–	–	–	2,622

Approved commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit, and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements   At September 30, 2011, the Company had forward commitments to sell one- to four-family mortgage loans of $87.1 million to Fannie Mae.  As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities   The Company did not have a material exposure to contingent liabilities as of September 30, 2011.

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

The table on the following page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2011, which management anticipates will reprice or mature in each of the future time periods shown.  The information presented in the following table is based on the following assumptions:

•
Investment securities—based upon contractual maturities and if applicable, call dates.  $20.0 million in investment securities with maturities beyond one year have been classified as due within one year base on their call dates.  These investments may or may not be called prior to their stated maturities.

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

	At September 30, 2011
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$89,955	$86,950	$167,612	$90,272	$60,549	$495,338
Adjustable	78,653	265,584	112,030	29,051	–	485,318
Construction:
Fixed	–	–	11,152	95	8,430	19,677
Adjustable	11,184	358	984	2,090	–	14,616
Consumer loans	104,500	51,612	42,339	19,408	15,269	233,128
Commercial business loans	55,587	10,631	10,958	2,058	476	79,710
Interest-earning deposits	65,177	–	–	–	–	65,177
Investment securities	20,000	–	–	–	–	20,000
Mortgage-related securities:
Fixed	41,186	125,043	281,801	156,495	108,610	713,135
Adjustable	38,090	–	–	–	–	38,090
Other interest-earning assets	46,092	–	–	–	–	46,092
Total interest-earning assets	550,424	540,178	626,876	299,469	193,334	2,210,281

Non-interest-bearing and interest-bearing
liabilities:
Non-interest-bearing demand accounts	607	1,798	4,640	4,422	89,848	101,315
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,326	3,932	10,145	9,670	196,452	221,525
Savings accounts	1,413	4,180	10,725	10,140	184,233	210,691
Money market accounts	407,208	–	–	–	–	407,208
Certificates of deposit	308,743	514,520	219,216	25,927	–	1,068,406
Advance payments by borrowers for taxes and insurance	30,182	-	-	-	-	30,182
Borrowings	294	100,923	2,830	2,883	46,454	153,385
Total interest-bearing and non-interest-bearing liabilities	749,773	625,353	247,556	53,042	516,987	2,192,712
Interest rate sensitivity gap	$(199,349)	$(85,175)	$379,320	$246,427	$(323,653)	$17,569

Cumulative interest rate sensitivity gap	$(199,349)	$(284,524)	$94,796	$341,223	$17,570
Cumulative interest rate sensitivity gap as a percentage of total assets	(7.97)%	(11.38)%	3.79%	13.65%	0.70%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	73.41%	79.31%	105.84%	120.36%	100.80%

Based on the above gap analysis, at September 30, 2011, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period by $284.5 million.  This represented a negative cumulative one-year interest rate sensitivity gap of (11.38)%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 79.31%.  Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates.  Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates.    However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates.  Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at September 30, 2011.  The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments.  For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$192,058	$(145,171)	(43.0)%	8.27%	(37.9)%
+300	228,451	(108,778)	(32.3)%	9.62%	(27.8)%
+200	267,175	(70,054)	(20.8)%	11.00%	(17.4)%
+100	303,595	(33,634)	(10.0)%	12.23%	(8.1)%
0	337,229	–	–	13.31%	–
-100	330,229	(7,000)	(2.1)%	12.87%	(3.3)%

Based on the above analysis, the Company’s PVE could be adversely affected by an increase in interest rates.  The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities and reduced likelihood of calls on certain investment securities), partially offset by a decline in the present value of deposit liabilities and FHLB of Chicago advances.   Also based on the above analysis, the Company’s PVE could be adversely impacted by a modest amount by a decrease in interest rates.   However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates.  Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.

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

BANK MUTUAL CORPORATION
(Registrant)

Date:	November 8, 2011	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

Date:	November 8, 2011	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended September 30, 2011

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

101 *
The following materials are furnished from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the periods ended September 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”):  (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and   (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

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