Form 10-K
period 2011-12-31
BANK MUTUAL CORP
filed 2012-03-05
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1 0 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4949 West Brown Deer Road, Milwaukee, Wisconsin	53223
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (414) 354-1500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).

Yes	☐	No	☒

As of February 24, 2012, 46,326,484 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $3.67 last sale price on The NASDAQ Global Select Market on June 30, 2011, the last trading date of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers; does not constitute an admission as to affiliate status) was approximately $158 million.

Part of Form 10-K Into Which
Documents Incorporated by Reference	Portions of Document are Incorporated

Proxy Statement for Annual Meeting of Shareholders on May 7, 2012	Part III

BANK MUTUAL CORPORATION

FORM 10-K ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2011

Table of Contents

Item		Page

Part I

1	Business	3

1A	Risk Factors	24

1B	Unresolved Staff Comments	30

2	Properties	30

3	Legal Proceedings	30

4	Mine Safety Disclosures	30

Part II

5	Market for Registrant's Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities	31

6	Selected Financial Data	33

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	35

7A	Quantitative and Qualitative Disclosures About Market Risk	60

8	Financial Statements and Supplementary Data	64

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	109

9A	Controls and Procedures	109

9B	Other Information	111

Part III

10	Directors, Executive Officers, and Corporate Governance	112

11	Executive Compensation	112

12	Security Ownership of Certain Beneficial Owners, Management, and Related Stockholder Matters	112

13	Certain Relationships and Related Transactions and Director Independence	112

14	Principal Accountant Fees and Services	112

Part IV

15	Exhibits, Financial Statement Schedules	113

SIGNATURES		114

Part I

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions or use of verbs in the future tense any discussions of periods after the date on which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including instability in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the transfer of regulatory authority from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“FRB”); regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effect of the memoranda of understanding mentioned in this report; pending and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential adverse publicity relating to any such action or other developments affecting the Company or the Bank; potential changes in the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems. Refer to “Item 1A. Risk Factors,” below, as well as the factors discussed in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion.

Item 1. Business

The discussion in this section should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and “Item 8. Financial Statements and Supplementary Data.”

General

Bank Mutual Corporation (the “Company”) is a Wisconsin corporation headquartered in Milwaukee, Wisconsin. The Company owns 100% of the common stock of Bank Mutual (the “Bank”) and currently engages in no substantial activities other than its ownership of such stock. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. In July 2011 regulation of the Company as a savings and loan holding company transferred from the OTS to the FRB as specified in the Dodd-Frank Act. The Company’s common stock trades on The NASDAQ Global Select Market under the symbol BKMU.

The Bank was founded in 1892 and is a federally-chartered savings bank headquartered in Milwaukee, Wisconsin. In July 2011 regulation of the Bank transferred from the OTS to the OCC as specified in the Dodd-Frank Act. The Bank’s deposits are insured within limits established by the FDIC. The Bank's primary business is community banking, which includes attracting deposits from and making loans to the general public and private businesses, as well as governmental and non-profit entities. In addition to deposits, the Bank obtains funds through borrowings from the Federal Home Loan Bank ("FHLB") of Chicago. These funding sources are principally used to originate loans, including one- to four-family residential loans, multi-family residential loans, commercial real estate loans, commercial business loans and lines of credit, and consumer loans and lines of credit. From time-to-time the Bank also purchases and/or participates in loans from third-party financial institutions and is an active seller of residential loans in the secondary market. It also invests in mortgage-related and other investment securities.

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

Market Area

At December 31, 2011, the Company had 78 banking offices in Wisconsin and one in Minnesota. At June 30, 2011, the Company had a 1.56% market share of all deposits held by FDIC-insured institutions in Wisconsin. The Company is the fourth largest financial institution headquartered in Wisconsin, based on deposit market share.

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

The Company also operates 21 banking offices in northeastern Wisconsin, including the Green Bay MSA. Two of the offices in this region are near the Michigan border; therefore, the Company also draws customers from the upper peninsula of Michigan. Finally, the Company has 19 offices in northwestern Wisconsin, including the Eau Claire MSA, and one office in Woodbury, Minnesota, which is located near the Wisconsin state border on the eastern edge of the Minneapolis-St. Paul metropolitan area.

The services provided through the Company's banking offices are supplemented by services offered through a customer service call center, 24-hour phone banking, internet banking services, and ATMs located in the Company’s market areas.

Competition

The Company faces significant competition in attracting deposits, making loans, and selling other financial products and services. Wisconsin has many banks, savings banks, savings and loan associations, and tax-exempt credit unions, which offer the same types of banking products and services as the Company. The Company also faces competition from other types of financial service companies, such as mortgage brokerage firms, finance companies, insurance companies, investment brokerage firms, and mutual funds. As a result of electronic commerce, the Company also competes with financial service providers outside of Wisconsin.

Many of the Company’s competitors have greater resources and/or offer services that the Company currently does not provide. For example, the Company does not offer trust services. However, the Company does offer mutual fund investments, tax-deferred annuities, credit life and disability insurance, property and casualty insurance, and brokerage services through a subsidiary, BancMutual Financial & Insurance Services, Inc.

Lending Activities

General At December 31, 2011, the Company’s total loans receivable was $1.3 billion or 52.3% of total assets. The Company’s loan portfolio consists primarily of mortgage loans, which includes loans secured by one- to four-family residences, multi-family properties, and commercial real estate properties, as well as construction and development loans secured by the same types of properties and land. To a lesser degree, the loan portfolio includes consumer loans consisting principally of home equity lines of credit, fixed and adjustable-rate home equity loans, student loans, and automobile loans. Finally, the Company’s loan portfolio also contains commercial business loans, to which it recently began to give increased emphasis. The nature, type, and terms of loans originated or purchased by the Company are subject to federal and state laws and regulations. The Company has no significant concentrations of loans to particular borrowers or to borrowers engaged in similar activities. In addition, the Company limits its lending activities primarily to borrowers and related loan collateral located in its market areas, which consist of Wisconsin and contiguous regions of Illinois, Minnesota, and northern Michigan, as previously described. For specific information related to the Company’s loans receivable for the periods covered by this report, refer to “Financial Condition—Loans Receivable” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Residential Mortgage Lending The Company originates and purchases first mortgage loans secured by one- to four-family properties. At December 31, 2011, the Company’s portfolio of these types of loans was $508.5 million or 36.6% of its gross loans receivable. Most of these loans are owner-occupied; however, the Company also originates first mortgage loans secured by second homes, seasonal homes, and investment properties.

The Company originates primarily conventional fixed-rate residential mortgage loans and adjustable-rate residential mortgage (“ARM”) loans with maturity dates up to 30 years. Such loans generally are underwritten to Fannie Mae standards. In general, ARM loans are retained by the Company in its loan portfolio. Conventional fixed-rate residential mortgage loans are generally sold in the secondary market without recourse, although the Company typically retains the servicing rights to such loans. From time-to-time, the Company may elect to retain in its loan portfolio conventional fixed-rate loans with maturities of up to 15 years. The Company also originates “jumbo” single family mortgage loans in excess of the Fannie Mae maximum loan amount, which was $417,000 for single family homes in its primary market areas in 2011. Fannie Mae has higher limits for two-, three- and four-family homes. The Company generally retains fixed-rate jumbo single family mortgage loans in its portfolio.

From time-to-time the Company also originates fixed-rate and ARM loans under special programs for low- to moderate-income households and first-time home buyers. These programs are offered to help meet the credit needs of the communities the Company serves and are retained by the Company in its loan portfolio. Among the features of these programs are lower down payments, no mortgage insurance, and generally less restrictive requirements for qualification compared to the Company’s conventional one- to four-family mortgage loans. These loans generally have maturities up to 30 years.

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

ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments from the borrowers increase, which increases the potential for payment default. At the same time, the marketability and/or value of the underlying property may be adversely affected by higher interest rates. ARM loans generally have an initial fixed-rate term of one to seven years. Thereafter, they are adjusted on an annual basis up to a maximum of 200 basis points per year. The Company originates ARM loans with lifetime caps set at 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. The Company does not offer ARM loans with negative amortization. The Company currently utilizes the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant maturity treasury index”) as the base index to determine the interest rate payable upon the adjustment date of ARM loans. Some of the ARM loans are granted with conversion options that provide for terms of up to seven years in which the borrower may convert the ARM loan to a fixed-rate mortgage loan. The terms at which the ARM loan may be converted to a fixed-rate loan are established at the date of loan origination and are set to allow the Company to sell the loan into the secondary market upon conversion. The Company no longer originates ARM loans on an interest-only basis (whereby the borrower pays interest-only during the initial interest rate lock period). The Company’s remaining portfolio of interest-only ARM loans does not constitute a material portion of its overall loan portfolio.

The volume and types of ARM loans the Company originates have been affected by the level of market interest rates, competition, consumer preferences, and the availability of funds. ARM loans are susceptible to early prepayment during periods of lower interest rates as borrowers refinance into fixed-rate loans.

Residential mortgage loan originations are solicited from real estate brokers, builders, existing customers, community groups, other referral sources, and residents of the local communities located in the Company’s primary market areas through its loan origination staff. The Company also advertises its residential mortgage loan products through local media, direct customer communications, and its website. Most residential mortgage loans are processed under Fannie Mae’s alternative documentation program. For alternative documentation loans, the Company requires applicants to complete a Fannie Mae loan application and requests income, asset and debt information from the borrower. In addition to obtaining outside vendor credit reports on all borrowers, the Company also looks at other information to ascertain the creditworthiness of the borrower. The Company does not offer Alt-A or no doc loans, nor does it originate or purchase subprime loans, and the Dodd-Frank Act now restricts these types of residential mortgage loans by most lenders.

The Company requires an appraisal of the real estate that secures a residential mortgage loan, which must be performed by an independent certified appraiser approved by the board of directors. Prior to 2009, however, the Company used a streamlined process in certain circumstances on existing mortgage loans that were refinanced or modified with the Company. In such instances, the Company relied on the original appraisal. A title insurance policy is required for all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest (except for interest-only ARM loans, which the Company no longer originates) as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers are also generally required to escrow in advance for real estate taxes. Generally, no interest is paid on these escrow deposits. If borrowers with loans having a lower loan-to-value ratio want to handle their own taxes and insurance, an escrow waiver fee is charged. With respect to escrowed real estate taxes, the Company generally makes this disbursement directly to the borrower as obligations become due.

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

In addition to servicing the loans in its own portfolio, the Company continues to service most of the loans that it sells to Fannie Mae and other third-party investors ("loans serviced for others"). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making certain payments on behalf of borrowers. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2011, loans serviced for others amounted to $1.1 billion. These loans are not reflected in the Company’s Consolidated Statements of Financial Condition.

When the Company services loans for others, it is compensated through the retention of a servicing fee from borrowers' monthly payments. The Company pays the third-party investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference, typically 25 basis points or more, is retained by the Company and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized mortgage servicing rights (“MSRs”). The Company also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds.

Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Company's mortgage banking operations. For example, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will be partially offset by opposite changes in the amortization of the MSRs. These fluctuations are usually the result of actual loan prepayment activity and/or changes in management expectations for future prepayment activity, which impacts the amount of MSRs amortized in a given period. However, fluctuations in the recorded value of MSRs may also be caused by valuation adjustments required to be recognized under generally accepted accounting principles ("GAAP"). That is, the value of servicing rights may fluctuate because of changes in the future prepayment assumptions or discount rates used to periodically value the MSRs. Although most of the Company's serviced loans that prepay are replaced by new serviced loans (thus preserving the future servicing cash flow), GAAP requires impairment losses resulting from a change in future prepayment assumptions to be recorded when the change occurs. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded under GAAP until the customer actually prepays the old loan and the new loan is sold in the secondary market. MSRs are particularly susceptible to impairment losses during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. Alternatively, in periods of increasing interest rates, during which prepayment activity typically declines, the Company could potentially recapture through earnings all or a portion of a previously established valuation allowance for impairment.

Multi-family and Commercial Real Estate Loans At December 31, 2011, the Company’s aggregate portfolio of multi-family and commercial real estate loans was $473.2 million or 34.0% of its gross loans receivable. The Company’s multi-family and commercial real estate loan portfolios consist of fixed-rate and adjustable-rate loans originated at prevailing market rates usually tied to various treasury indices. This portfolio generally consists of loans secured by apartment buildings, office buildings, retail centers, warehouses, and industrial buildings. Loans in this portfolio may be secured by either owner or non-owner occupied properties. Loans in this portfolio typically do not exceed 80% of the lesser of the purchase price or an independent appraisal by an appraiser designated by us. Loans originated with balloon maturities are generally amortized on a 25 to 30 year basis with a typical balloon term of 3 to 5 years.

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property, the financial strength and/or income producing potential of the borrower, and the appraised value of the property. In most cases, the Company also obtains personal guarantees from the principals involved. The Company’s approval process includes a review of the other debt obligations and overall sources of flow available to the borrower and guarantors. The property’s net operating income must be sufficient to cover the payments relating to the outstanding debt. The Company generally requires an assignment of rents or leases to be assured that the cash flow from the property will be used to repay the debt. Appraisals on properties securing multi-family and larger commercial real estate loans are performed by independent state certified or licensed fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $1.0 million, as well as all loans secured by certain properties that the Company considers to be “environmentally sensitive.” In addition, the Company performs an annual credit review of its multi-family and commercial real estate loans over $1.0 million.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Furthermore, borrowers’ problems in areas unrelated to the properties that secure the Company’s loans may have an adverse impact on such borrowers’ ability to comply with the terms of the Company’s loans.

The Bank’s largest individual multi-family and commercial real estate loans, as well as its largest individual construction and development and commercial business loans (described below), are below the Bank’s legal lending limit to a single borrower, which was approximately $38.1 million at December 31, 2011. However, the Bank has an internal lending limit that is adjusted from time-to-time and is lower than its legal lending limit.

Construction and Development Loans At December 31, 2011, the Company’s portfolio of construction and development loans was $82.0 million or 5.9% of its gross loans receivable. These loans typically have terms of 18 to 24 months, are interest-only, and carry variable interest rates tied to the prime rate. Disbursements on these loans are based on draw requests supported by appropriate lien waivers. As a general matter, construction loans convert to permanent loans and remain in the Company’s loan portfolio upon the completion of the project. Development loans are typically repaid as the underlying lots or housing units are sold. Construction and development loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Company's risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, the appropriate application of loan proceeds to the work performed, and the borrower's ability to advance additional construction funds if necessary. In addition, in the event a borrower defaults on the loan during its construction phase, the construction project often needs to be completed before the full value of the collateral can be realized by the Company. Due to the economic environment, the Company suspended development lending in 2009, although it continues to engage in construction lending when the circumstances warrant. The Company is uncertain at this time when it will reinstate development lending. The Company performs an annual credit review of its construction loans over $1.0 million.

Commercial Business Loans At December 31, 2011, the Company’s portfolio of commercial business loans was $87.7 million or 6.3% of its gross loans receivable. This portfolio consists of loans to businesses for equipment purchases, working capital, debt refinancing or restructuring, business acquisition or expansion, Small Business Administration (“SBA”) loans, and domestic standby letters of credit. Typically, these loans are secured by general business security agreements and personal guarantees. The Company offers variable, adjustable, and fixed-rate commercial business loans. The Company also has commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various indices. Fixed-rate loans are priced at either a margin over the yield on U.S. Treasury issues with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period. Commercial lines of credit generally have a term of one year and are subject to annual renewal thereafter. The Company performs an annual credit review of all commercial business borrowers having an exposure to the Company of $500,000 or more.

Consumer Loans At December 31, 2011, the Company’s portfolio of consumer loans was $238.4 million or 17.2% of its gross loans receivable. Consumer loans include fixed term home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, boat loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans, and to a lesser extent, unsecured consumer loans through credit card programs that are administered by third parties. In 2008 the Company ceased offering student loans through programs guaranteed by the federal government. Student loans that continue to be held by the Company are administered by a third party.

The Company’s primary focus in consumer lending has been the origination of loans secured by real estate, which includes home equity loans, home improvement loans, and home equity lines of credit. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit score, verification of the value of the equity in the home, and verification of the borrower’s income. Home equity and home improvement loan originations are developed through cross-sales to existing customers, advertisements in local media, the Bank’s website, and from time-to-time, direct mail.

The Company originates fixed-rate home equity and home improvement term loans with loan-to-value ratios of up to 89.9% (when combined with any other mortgage on the property). Pricing on fixed-rate home equity and home improvement term loans is periodically reviewed by management. Generally, loan terms are in the three to fifteen year range in order to minimize interest rate risk. Prior to 2010 the Company also originated variable rate home equity and home improvement term loans that had an initial fixed rate for one to three years then adjust annually or monthly depending upon the offering, with terms of up to 20 years. The Company discontinued offering variable rate home equity and home improvement term loans due to increased administrative burdens caused by changes in certain regulatory requirements.

The Company continues to originate home equity lines of credit. Home equity lines of credit are variable rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences. Current interest rates on home equity lines of credit are tied to an index rate, adjust monthly after an initial interest rate lock period, and generally floors that vary depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require minimum monthly payments.

Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower's continuing financial stability, more likely to be affected by adverse personal circumstances, and often secured by rapidly depreciating personal property such as automobiles. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. However, such risks are mitigated to some extent in the case of home equity loans and lines of credit. These types of loans are secured by a first or second mortgage on the borrower's residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 89.9% of the property's value at the time of the loan.

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

Loan Approval Authority For one- to four-family residential loans intended for sale into the secondary market, the Company’s staff underwriters are authorized by the board of directors to approve loans processed through the Fannie Mae Desktop Underwriter automated underwriting system up to the Fannie Mae conforming loan limits ($417,000 for single family residential units; higher limits for two-, three-, and four-family units and certain high-cost areas, as defined by the Federal Housing Finance Agency or “FHFA”). For residential loans intended to be held in the Company’s loan portfolio, staff underwriters are authorized to approve loans processed through the Fannie Mae’s automated underwriting system up to a specified limit, provided the loan-to-value ratio is 80% or less (and up to 90% with mortgage insurance) and the loan meets other specific underwriting criteria. All loans in excess of the specified limit and/or not meeting underwriting criteria must be approved by a senior officer of the Company.

Certain senior officers have limited lending authority on loans secured by multi-family and commercial real estate properties, as well as secured and unsecured commercial business loans. All loans greater than this limited authority require approval of the executive loan committee of the board of directors.

Consumer loan underwriters have limited approval authority for secured and unsecured loans provided the loans meet specific underwriting criteria. All consumer loans in excess of these limits, or not meeting specific underwriting criteria, must be approved by a senior officer.

All loans in excess of $500,000 approved by individuals and senior officers must be ratified by the executive loan committee of the board of directors at its next meeting following the approval.

Asset Quality

General The Company has policies and procedures in place to manage its exposure to credit risk related to its lending operations. As a matter of policy, the Company limits its lending to geographic areas in which it has substantial familiarity and/or a physical presence. Currently, this is limited to certain specific market areas in Wisconsin and contiguous states. In addition, from time-to-time the Company will prohibit or restrict lending in situations in which the underlying business operations and/or collateral exceed management’s tolerance for risk. For example, in 2008 the Company suspended the origination of loans secured by hotels, motels, resort properties, restaurants, and bars and in 2009 suspended land development loans. The Company obtains appraisals of value prior to the origination of mortgage loans or other secured loans. It also manages its exposure to risk by regularly monitoring loan payment status, conducting periodic site visits and inspections, obtaining regular financial updates from large borrowers and/or guarantors, corresponding regularly with large borrowers and/or guarantors, and/or updating appraisals as appropriate, among other things. These procedures are emphasized when a borrower has failed to make scheduled loan payments, has otherwise defaulted on the terms of the loan agreement, or when management has become aware of a significant adverse change in the financial condition of the borrower, guarantor, or underlying collateral. For specific information relating to the Company’s asset quality for the periods covered by this report, refer to “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Internal Risk Ratings and Classified Assets OCC regulations require thrift institutions to review and, if necessary, classify their assets on a regular basis. Accordingly, the Company has internal policies and procedures in place to internally evaluate risk ratings on all of its loans and certain other assets. In general, these internal risk ratings correspond with regulatory requirements to adversely classify problem loans and certain other assets as “substandard,” “doubtful,” or “loss.” A loan or other asset is adversely classified as substandard if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. A loan or other asset is adversely classified as doubtful if full collection is highly questionable or improbable. A loan or other asset is adversely classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a “special mention” designation, described as loans or assets which do not currently expose the Company to a sufficient degree of risk to warrant adverse classification, but which demonstrate clear trends in credit deficiencies or potential weaknesses deserving management's close attention (refer to the following paragraph for additional discussion). As of December 31, 2011, $51.6 million or 3.9% the Company loans were classified as special mention and $103.6 million or 7.9% were classified as substandard. The latter includes all loans placed on non-accrual in accordance with the Company’s policies, as described below. The Company had no loans classified as doubtful or loss at December 31, 2011.

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

Delinquent Loans When a borrower fails to make required payments on a loan, the Company takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of one- to four-family mortgage loans, the Company’s loan servicing department is responsible for collection procedures from the 15th day of delinquency through the completion of foreclosure. Specific procedures include a late charge notice being sent at the time a payment is over 15 days past due with a second notice (in the form of a billing coupon) being sent before the payment becomes 30 days past due. Once the account is 30 days past due, the Company attempts telephone contact with the borrower. Letters are sent if contact has not been established by the 45th day of delinquency. On the 60th day of delinquency, attempts at telephone contact continue and stronger letters, including foreclosure notices, are sent. If telephone contact cannot be made, the Company sends either a qualified third party inspector or a loan officer to the property in an effort to contact the borrower. When contact is made with the borrower, the Company attempts to obtain full payment or work out a repayment schedule to avoid foreclosure of the collateral. Many borrowers pay before the agreed upon payment deadline and it is not necessary to start a foreclosure action. The Company follows collection procedures and guidelines outlined by Fannie Mae, Freddie Mac, State VA, WHEDA, and the Guaranteed Rural Housing Program.

The collection procedures for consumer loans, excluding student loans and credit card loans, include sending periodic late notices to a borrower once a loan is 5 to 15 days past due depending upon the grace period associated with a loan. The Company attempts to make direct contact with a borrower once a loan becomes 30 days past due. If collection activity is unsuccessful, the Company may pursue legal remedies itself, refer the matter to legal counsel for further collection effort, seek foreclosure or repossession of the collateral (if any), and/or charge-off the loan. All student loans are serviced by a third party, which guarantees that its servicing complies with all U.S. Department of Education guidelines. The Company’s student loan portfolio is guaranteed under programs sponsored by the U.S. government. Credit card loans are serviced by a third party administrator.

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

In working with delinquent borrowers, if the Company cannot develop a repayment plan that substantially complies with the original terms of the loan agreement, the Company’s practice has been to pursue foreclosure or repossession of the underlying collateral. As a matter of practice, the Company has not restructured or modified troubled loans in a manner that has resulted in a loss under accounting rules. However, the Company’s policies do not preclude such practice and the Company may elect in the future to restructure certain troubled loans in a manner that could result in losses under accounting rules. In most cases the Company continues to report restructured or modified troubled loans as non-performing loans unless the borrower has clearly demonstrated the ability to service the loan in accordance with the new terms.

The Company’s policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on classified loans, delinquent loans, restructured or modified loans, allowance for loan losses, and foreclosed real estate.

Non-Accrual Policy With the exception of student loans that are guaranteed by the U.S. government, the Company generally stops accruing interest income on loans when interest or principal payments are 90 days or more in arrears or earlier when the future collectibility of such interest or principal payments may no longer be certain. In recent periods, the Company has experienced an increase in loans that meet the latter designation. In such cases, borrowers have often been able to maintain a current payment status, but are experiencing financial difficulties and/or the properties that secure the loans are experiencing increased vacancies, declining lease rates, and/or delays in unit sales. In such instances, the Company generally stops accruing interest income on the loans even though the borrowers are current with respect to all contractual payments. Although the Company generally no longer accrues interest on these loans, the Company may continue to record periodic interest payments received on such loans as interest income provided the borrowers remain current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loans are deemed to be collectible. The Company designates loans on which it stops accruing interest income as non-accrual loans and establishes a reserve for outstanding interest that was previously credited to income. All loans on non-accrual are considered to be impaired. The Company returns a non-accrual loan to accrual status when factors indicating doubtful or uncertain collection no longer exist. In general, non-accrual loans are also classified as substandard, doubtful, or loss in accordance with the Company’s internal risk rating policy. As of December 31, 2011, $74.4 million or 5.6% of the Company’s loans were on non-accrual and were considered to be non-performing in accordance with the Company’s policies.

Foreclosed Properties and Repossessed Assets As of December 31, 2011, $24.7 million or 1.0% of the Company’s total assets consisted of foreclosed properties and repossessed assets. In the case of loans secured by real estate, foreclosure action generally starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer and the executive loan committee of the board of directors. If, based on this review, the Company determines that repayment of a loan is solely dependent on the liquidation of the collateral, the Company will typically seek the shortest redemption period possible, thus waiving its right to collect any deficiency from the borrower. Depending on whether the Company has waived this right and a variety of other factors outside the Company’s control (including the legal actions of borrowers to protect their interests), an extended period of time could transpire between the commencement of a foreclosure action by the Company and its ultimate receipt of title to the property.

When the Company ultimately obtains title to the property through foreclosure or deed in lieu of foreclosure, it transfers the property to “foreclosed properties and repossessed assets” on the Company’s Consolidated Statements of Financial Condition. In cases in which a borrower has surrendered control of the property to the Company or has otherwise abandoned the property, the Company may transfer the property to foreclosed properties as an “in substance foreclosure” prior to actual receipt of title. Foreclosed properties and repossessed assets are adversely classified in accordance with the Company’s internal risk rating policy.

Marketing of foreclosed real estate generally begins after the Company has taken title to the property. The marketing is usually undertaken by a realtor knowledgeable about the particular market. Mortgage insurance claims are filed if the loan had mortgage insurance coverage. The property is marketed after an appraisal is obtained and any mortgage insurance claims are filed.

Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, the Company carries foreclosed real estate at fair value less estimated selling costs (typically 5% to 10%). Foreclosed real estate is inspected periodically to evaluate its condition. Additional outside appraisals are obtained as deemed necessary or appropriate. Additional write-downs may occur if the property value deteriorates further after it is acquired. These additional write-downs are charged to the Company’s results of operations as they occur.

In the case of loans secured by assets other than real estate, action to repossess the underlying collateral generally starts when the loan is between the 90th and 120th day of delinquency following review by management. The accounting for repossessed assets is similar to that described for real estate, above.

Loan Charge-Offs The Company typically records loan charge-offs when foreclosure or repossession becomes likely or legal proceedings related to such have commenced, the secondary source of repayment (consisting of a guarantor or operating entity) files for bankruptcy, or the loan is otherwise deemed uncollectible. The amount of the charge-off will depend on the fair market value of the underlying collateral, if any, and may be zero if the fair market value exceeds the loan amount. All charge-offs are recorded as a reduction to allowance for loan losses. All charge-off activity is reviewed by the board of directors.

Allowance for Loan Losses As of December 31, 2011, the Company’s allowance for loan losses was $27.9 million or 2.11% of loans receivable and 37.2% of non-performing loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and pools of homogenous loans within the portfolio, and actual loss, delinquency, and/or risk rating experience within the portfolio. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors, including regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any. For additional information relating to the Company’s allowance for loan losses for the periods covered by this report, refer to “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Determination of the allowance is inherently subjective as it requires significant management judgment and estimates, including the amounts and timing of expected future cash flows on loans, the fair value of underlying collateral (if any), estimated losses on pools of homogeneous loans based on historical loss experience, changes in risk characteristics of the loan portfolio, and consideration of current economic trends, all of which may be susceptible to significant change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, increases in the Company’s multi-family, commercial real estate, construction and development, and commercial business loan portfolios, could result in a higher allowance for loan losses as these loans typically carry a higher risk of loss. Finally, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. One or more of these agencies, specifically the OCC, may require the Company to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Company’s results of operations. As a result of applying management judgment, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans or non-performing loans may decrease even though non-performing loans may increase.

Periodic adjustments to the allowance for loan loss are recorded through provision for loan losses in the Company’s Consolidated Statements of Income. Actual losses on loans are charged off against the allowance for loan losses. In the case of loans secured by real estate, charge-off typically occurs when foreclosure or repossession is likely or legal proceedings related to such have commenced, when the secondary source of repayment (consisting of a guarantor or operating entity) files for bankruptcy, or when the loan is otherwise deemed uncollectible in the judgment of management. Loans not secured by real estate, as well as unsecured loans, are charged off when the loan is determined to be uncollectible in the judgment of management. Recoveries of loan amounts previously charged off are credited to the allowance as received. Management reviews the adequacy of the allowance for loan losses on a monthly basis. The board of directors review management’s judgments related to the allowance for loan loss on at least a quarterly basis.

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

Management considers loans to be collateral dependent when, in its judgment, there is no source of repayment for the loan other than the ultimate sale or disposition of the underlying collateral and foreclosure is probable. Factors management considers in making this determination typically include, but are not limited to, the length of time a borrower has been delinquent with respect to loan payments, the nature and extent of the financial or operating difficulties experienced by the borrower, the performance of the underlying collateral, the availability of other sources of cash flow or net worth of the borrower and/or guarantor, and the borrower’s immediate prospects to return the loan to performing status. In some instances, because of the facts and circumstances surrounding a particular loan relationship, there could be an extended period of time between management’s identification of a problem loan and a determination that it is probable that such loan is or will become collateral dependent. Based on recent experience, however, management has noted the length of time has shortened between when a loan is classified as non-performing and when it is considered to be collateral dependent. In management’s view, this development is attributable to the deterioration in commercial real estate markets since 2008. Management believes this is a trend that will continue as long as economic conditions and/or commercial real estate values remain depressed.

Management generally measures impairment of impaired loans whether or not foreclosure is probable based on the estimated fair value of the underlying collateral. Such estimates are based on management’s judgment or, when considered appropriate, on an updated appraisal or similar evaluation. Updated appraisals are also typically obtained on or about the time of foreclosure or repossession of the underlying collateral. Prior to receipt of the updated appraisal, management has typically relied on the original appraisal and knowledge of the condition of the collateral, as well as the current market for the collateral, to estimate the Company’s exposure to loss on a impaired loans. In the judgment of management, this practice was acceptable in periods of relative stability in real estate markets. However, as a result of deterioration in commercial real estate markets since 2008, as well as the Company’s recent experience, management believes that as long as economic conditions and/or real estate markets remain depressed updated appraisals will continue to be obtained on impaired loans earlier in the evaluation process than may have been typical during periods of more stable real estate markets.

Investment Activities

General At December 31, 2011, the Company’s portfolio of securities available-for-sale was $781.8 million or 31.3% of its total assets. The board of directors reviews and approves the Company’s investment policy on an annual basis. Senior officers, as authorized by the board of directors, implement this policy. The board of directors reviews investment activity on a monthly basis.

The Company’s investment objectives are to meet liquidity requirements and to generate a favorable return on investments without compromising objectives relating to overall risk exposure, including interest rate risk, credit risk, and investment portfolio concentrations. Federally-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal obligations, mortgage-related securities, mortgage derivative securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, commercial paper, mutual funds, and, subject to certain limits, corporate debt and equity securities. From time-to-time the Company pledges eligible securities as collateral for certain deposit liabilities, FHLB of Chicago advances, and other purposes permitted or required by law.

The Company’s investment policy allows the use of hedging instruments such as financial futures, options, forward commitments, and interest rate swaps, but only with prior approval of the board of directors. Other than forward commitments related to its sale of residential loans in the secondary market, the Company did not have any investment hedging transactions in place at December 31, 2011. The Company’s investment policy prohibits the purchase of non-investment grade bonds, although the Company may continue to hold investments that are reduced to less than investment grade after their purchase. Securities rated less than investment grade are required to be adversely classified as substandard in accordance with federal guidelines (refer to Asset Quality—Internal Ratings and Classified Assets,” above). The Company’s investment policy also prohibits any practice that the Federal Financial Institutions Examination Council (“FFIEC”) considers to be an unsuitable investment practice. The Company does not invest in mortgage-related securities secured by subprime loans. The Company classifies securities as trading, held-to-maturity, or available-for-sale at the date of purchase. At December 31, 2011, all of the Company’s investment and mortgage-related securities were classified as available-for-sale. These securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity rather than affecting the statement of operations.

Mortgage-Related Securities At December 31, 2011, the Company’s portfolio of available-for-sale securities consisted entirely of mortgage-related securities. Mortgage-related securities consist principally of mortgage-backed securities (“MBSs”), real estate mortgage investment conduits (“REMICs”), and collateralized mortgage obligations (“CMOs”). Most of the Company’s mortgage-related securities are directly or indirectly insured or guaranteed by Freddie Mac, Fannie Mae, or the Government National Mortgage Association (“Ginnie Mae”). The remaining securities are private-label CMOs. Private-label CMOs generally carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by agencies of the U.S. Government. For additional discussion related to certain of the Company’s private-label CMOs, refer to “Financial Condition—Securities Available-for-Sale” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Investment Securities At December 31, 2011, the Company did not own any investment securities. However, the Company has owned investment securities in prior periods and may purchase investment securities in the future. Investment securities consist principally of U.S. government and federal agency obligations, as well as mutual funds that invest in permissible investments under the Company’s investment policy and applicable laws and regulations.

Deposit Liabilities

At December 31, 2011, the Company’s deposit liabilities were $2.0 billion or 80.9% of its total liabilities and equity. The Company offers a variety of deposit accounts having a range of interest rates and terms for both retail and business customers. The Company currently offers regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and certificates of deposit. The Company also offers IRA time deposit accounts and health savings accounts. When the Company determines its deposit rates, it considers rates offered by local competitors, benchmark rates on U.S. Treasury securities, and rates on other sources of funds such as FHLB of Chicago advances. For additional information, refer to “Financial Condition—Deposit Liabilities” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. The Company’s deposits are primarily obtained from the market areas surrounding its bank offices. The Company relies primarily on competitive rates, quality service, and long-standing relationships with customers to attract and retain these deposits. The Company does not rely on a particular customer or related group of individuals, organizations, or institutions for its deposit funding. From time to time the Company has used third-party brokers and a nationally-recognized reciprocal deposit gathering network to obtain wholesale deposits. As of December 31, 2011, the Company did not have any brokered deposits outstanding and had less than $500,000 in reciprocal deposits outstanding.

Borrowings

At December 31, 2011, the Company’s borrowed funds were $153.1 million or 6.1% of its total liabilities and equity. The Company borrows funds to finance its lending, investing, operating, and, when active, stock repurchase activities. Substantially all of its borrowings take the form of advances from the FHLB of Chicago and are on terms and conditions generally available to member institutions. The Company’s FHLB of Chicago borrowings typically carry fixed rates of interest, have stated maturities, and are generally subject to significant prepayment penalties if repaid prior to their stated maturity. In addition, certain of the Company’s advances have redemption features that permit the FHLB of Chicago to redeem the advances at its option on a quarterly basis.

The Company has pledged one- to four-family mortgage loans and certain multi-family mortgage loans and available-for-sale securities as blanket collateral for current and future advances. For additional information regarding the Company’s outstanding advances from the FHLB of Chicago as of December 31, 2011, refer to “Financial Condition—Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Shareholders’ Equity

At December 31, 2011, the Company’s shareholders’ equity was $265.8 million or 10.64% of its total liabilities and equity. The Company is not currently required to maintain minimum regulatory capital at the holding company level. However, as specified in the Dodd-Frank Act, the Company will be subject to holding company minimum capital requirements at the consolidated level beginning in July 2015. The Dodd-Frank Act specifies that such regulatory capital requirements are to not be less that the requirements applied to other regulated depository institutions. Although the Company is not currently required to maintain minimum regulatory capital, the Bank is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the OCC and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2011, the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional discussion relating to regulatory capital standards refer to “Regulation and Supervision of the Bank—Regulatory Capital Requirements” and “—Prompt Corrective Action,” below. For additional information related to the Company’s equity and the Bank’s regulatory capital for the periods covered by this report, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

The Company has paid quarterly cash dividends since its initial stock offering in 2000. The payment of dividends is discretionary with the Company’s board of directors and depends on the Company’s operating results, financial condition, and other considerations. As a result of a Memorandum of Understanding (“MOU”) entered into by the Company and its primary regulator in May 2011, the payment of dividends by the Company is also subject to the prior written non-objection of the FRB. The Company’s ability to pay dividends is also highly dependent on the Bank’s ability to pay dividends to the Company. The payment of dividends by the Bank is subject to the prior written approval of the OCC and the non-objection of the FRB (the Bank also entered into an MOU with its primary regulator in May 2011). As such, there can be no assurance that the Company will be able to continue the payment of dividends or that the level of dividends will not be reduced in the future. For additional information, refer to “Regulation and Supervision—Memoranda of Understanding” and “Regulation and Supervision of the Bank—Dividend and Other Capital Distribution Limitations,” below.

From time to time, the Company has repurchased shares of its common stock, and such repurchases have had the effect of reducing the Company’s capital. However, as with the payment of dividends above, the repurchase of common stock is discretionary with the Company’s board of directors and depends on a variety of factors, including market conditions for the Company’s stock and the financial condition of the Company and the Bank. Furthermore, as required by the MOU, the Company must obtain the prior written non-objection of the FRB prior to repurchasing its common stock. The Company does not have a current stock repurchase program. As a result of the MOU, there can be no assurances as to if or when the Company will be able to resume repurchases of its common stock.

Subsidiaries

BancMutual Financial & Insurance Services, Inc. (“BMFIS”), a wholly-owned subsidiary of the Bank, provides investment, brokerage, and insurance services to the Bank’s customers and the general public. Investment services include tax-deferred and tax-free investments, mutual funds, and government securities. Personal insurance, business insurance, life and disability insurance, mortgage protection products, and investment advisory services are also offered by BMFIS. Certain of BMFIS’s brokerage services are provided through an operating agreement with a third-party, registered broker-dealer.

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

Employees

At December 31, 2011, the Company employed 648 full time and 71 part time associates. Management considers its relations with its associates to be good.

Regulation and Supervision

General

The Company is a Wisconsin corporation and a registered savings and loan holding company under federal law. The Company files reports with and is subject to regulation and examination by the FRB. As a Wisconsin corporation, the Company is subject to the provisions of the Wisconsin Business Corporation Law, and as a public company, it is subject to regulation by the SEC. The Bank is a federally-chartered savings bank and is subject to OCC requirements as well as those of the FDIC. Any change in these laws and regulations, whether by the FRB, the OCC, the FDIC, or through legislation, could have a material adverse impact on the Company, the Bank, and the Company’s shareholders.

Certain current laws and regulations applicable to the Company and the Bank, and other material consequences of recent legislation, are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws, regulations, or administrative considerations.

Memoranda of Understanding

In May 2011 the Company and the Bank agreed to address certain items identified by the OTS (their former regulator) during a regular examination by entering into separate MOUs with the OTS. An MOU is an agreement between the regulator and a financial institution which requires the institution to exercise reasonable good faith efforts to comply with the requirements of the MOU, but the institution is not subject to direct judicial enforcement under the MOU as it would be under other forms of supervisory actions such as those required in formal consent orders or cease and desist orders. As a result of the elimination of the OTS under the Dodd-Frank Act, the FRB and OCC have since succeeded the OTS as the administrators of the Company and Bank’s MOUs, respectively. Management does not believe that the MOUs have a material adverse impact on the Company or Bank’s operations. However, in addition to other regulatory requirements, under their respective MOUs the Company and the Bank are required to obtain the prior written non-objection of the FRB and, in the Bank’s case, approval of the OCC, prior to declaring or paying cash dividends and, in the case of the Company, prior to repurchasing common shares, or incurring, issuing, increasing, modifying or redeeming any debt or lines of credit. As such, the Company cannot provide any assurances that it will continue to pay dividends to shareholders, that dividend payments to shareholders will not be reduced, or that share repurchases will be resumed in the future. As of the date of this report, management believes the Company and the Bank have met the specific requirements of their respective MOUs.

Financial Services Industry Legislation and Related Actions

In response to instability in the U.S. financial system, lawmakers and federal banking agencies have taken various actions intended to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.

Dodd-Frank Act In 2010 Congress enacted the Dodd-Frank Act, which significantly changed the U.S. financial institution regulatory structure, as well as the lending, investment, trading, and operating activities of financial institutions and their holding companies. In July 2011 the Dodd-Frank Act eliminated the OTS and transferred its all functions and authority relating to federal thrifts, such as the Bank, to the OCC. In addition, the FRB acquired supervisory and rule-making authority over all savings and loan holding companies, such as the Company. The Dodd-Frank Act also requires the FRB to apply to savings and loan holding companies the current consolidated leverage and risk-based capital standards that insured depository institutions must follow, which will include capital requirements for the Company effective in July 2015. Further, the Dodd-Frank Act has imposed new disclosure and governance requirements on publicly-held companies, such as the Company.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as the Bank. However, institutions with $10 billion or less in assets, such as the Bank, will be examined for CFPB compliance by their applicable bank regulators, rather than the CFPB itself.

The Dodd-Frank Act broadened the base for FDIC insurance assessments, which beginning in April 2011 was based on the average consolidated total assets less tangible equity capital of a financial institution. Prior to that time insurance assessments had been based on an insured institution’s domestic deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for insured institutions to $250,000 per depositor.

Many of the provisions of the Dodd-Frank Act are subject to future rule-making procedures and studies, and the full effects of the Dodd-Frank Act on the Company and/or the Bank cannot yet be determined. The OCC is continuing a complete review of former OTS regulations that it now administers, with a goal of achieving consistency with the OCC's current regulations for national banks. The OCC has already updated certain regulations and pronouncements to apply OCC requirements. These provisions and reviews, or any other aspects of currently-proposed or future regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of the Company's or the Bank's business activities or change certain of their business practices, including the Bank’s ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially affect the Company's and the Bank's business, financial condition, and results of operations.

Troubled Assets Relief Program In 2008 Congress established the Troubled Assets Relief Program (“TARP”) in an effort to restore confidence in the nation’s financial markets. As part of TARP, the Department of the Treasury created a voluntary Capital Purchase Program (“CPP”), under which it would purchase senior preferred equity shares of certain qualified financial institutions. It also created a financial stability plan that, among other things, established a Capital Assistance Program (“CAP”) under which financial institutions could undergo comprehensive “stress tests” to evaluate their capital needs and their ability to absorb losses and continue lending. Due to the Company’s level of capitalization and overall financial and operating condition, the Company did not choose to participate in the CPP or the CAP.

Regulation and Supervision of the Bank

General As a federally-chartered, FDIC-insured savings bank, the Bank is subject to extensive regulation by the OCC and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the FDIC and depositors rather than the shareholders of the Company. This regulatory structure gives authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.

The OCC regularly examines the Bank and issues a report on its examination findings to the Bank’s board of directors. The Bank’s relationships with its depositors and borrowers are also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s loan documents.

The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers or acquisitions.

Regulatory Capital Requirements OCC regulations require savings associations such as the Bank to meet three capital standards. The minimum standards are tangible capital equal to at least 1.5% of adjusted total assets, Tier 1 (“core”) capital equal to at least 4% of adjusted total assets (also known as the “leverage ratio”), and total risk-based capital equal to at least 8% of total risk-weighted assets. If a savings association is rated in the OCC’s highest supervisory category, the minimum leverage ratio is reduced to 3%. These capital standards are in addition to the capital standards promulgated by the OCC under its prompt corrective action regulations and standards required by the FDIC, which in some cases are more stringent than the above standards.

In the Bank’s case, core capital is equal to tangible capital. Core capital generally consists of common shareholders’ equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other intangible assets, and certain deferred tax assets. Supplemental bank capital generally consists of core capital plus the allowance for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock and any related surplus, certain hybrid capital investments, term subordinated debt instruments and related surplus, and up to 45% of the pretax net unrealized holding gains on various instruments and other assets. Supplemental capital may not represent more than 50% of the total capital for the risk-based capital standard.

A savings association calculates its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OCC, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets. In addition, certain available-for-sale securities rated less than investment grade are assigned a risk factor of 200%.

The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2011, the Bank exceeded all regulatory minimum requirements, as well as those required to be classified as a “well capitalized” institution. Management also believes that the Company would have exceeded all regulatory minimum requirements at December 31, 2011, had it been subject to current bank holding company capital requirements as of that date. By 2015, the Company will need to comply with new capital standards to be promulgated for savings association holding companies. For additional information related to the Company’s equity and the Bank’s regulatory capital for the periods covered by this report, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

Prompt Corrective Action The FDIC has established a system of prompt corrective action to resolve the problems of undercapitalized insured institutions. The OCC has adopted the FDIC’s regulations governing the supervisory actions that may be taken against undercapitalized institutions. These regulations establish and define five capital categories, in the absence of a specific capital directive, as follows:

	Total Risk-Based	Tier 1	Tier 1
	Capital to Risk	Capital to Risk	Capital to
Category:	Weighted Assets	Weighted Assets	Total Assets
Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4	%(1)
Under capitalized	< 8%	< 4%	< 4	%(2)
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized (3)

(1) ≥ 3% if the bank receives the highest rating under the uniform system.

(2) < 3% if the bank receives the highest rating under the uniform system.

(3) Tangible assets to capital of equal to or less than 2%.

The severity of the action authorized or required under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. For example, all savings associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following the distribution, the savings association would be undercapitalized. The FDIC and the OCC may restrict the growth of a savings association’s assets. An undercapitalized savings association is required to file a capital restoration plan within 45 days of the date the savings association receives notice that it is within any of the three undercapitalized categories; the plan must be guaranteed by the holding company controlling the savings association. Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

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

Dividend and Other Capital Distribution Limitations OCC regulations generally govern capital distributions by savings associations such as the Bank, which distributions include cash dividends, stock repurchases, and certain other transactions charged against the capital account. A savings association must file an application with the OCC for approval of a capital distribution if (i) the total amount of capital distributions for the applicable calendar year exceeds the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years; (ii) the savings association would not be at least adequately capitalized following the distribution; (iii) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or (iv) the savings association is not eligible for expedited treatment of its filings.

In addition, even if an application is not required, a savings association must give the OCC notice at least 30 days before the board of directors declares a dividend or approves a capital distribution if (i) the savings association is a subsidiary of a savings and loan holding company (as is the Bank), (ii) the savings association would not be well capitalized following the distribution, or (iii) the proposed distribution would affect capital in certain other ways. In the case of alternative (i), there is an exception: if the subsidiary is filing a notice for a cash dividend and neither an application (discussed above) or a notice (discussed in this paragraph) with the OCC is otherwise required, then the subsidiary need only file an informational copy of such notice with the OCC, in which case the subsidiary dividend to the holding company is subject to the approval or non-objection of the FRB.

The OCC may disapprove a notice or application if (i) the savings association would be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a any applicable statute, regulation, agreement or OCC-imposed condition. The OCC has substantial discretion in making these decisions. Under proposed FRB rules, the FRB may disapprove a dividend for similar reasons.

In addition, the Bank is subject to specific approval and non-objection provisions affecting the payment of dividends under its MOU discussed above. For additional discussion related to the Bank and Company’s dividends and the Company’s share repurchases, including the effect of the MOUs on those actions, refer to “Regulation and Supervision - Memoranda of Understanding,” above, and “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Qualified Thrift Lender Test Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2011, and anticipates that it will maintain an appropriate level of mortgage-related investments (which must be at least 65% of portfolio assets) and will otherwise continue to meet the QTL test requirements. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business, and liquid assets not exceeding 20% of total assets. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.

Liquidity Standards Each federal savings association must maintain sufficient liquidity to ensure its safe and sound operations. Management of the Bank believes it has established policies, procedures, and practices to maintain sufficient liquidity to meet the Bank’s obligations and otherwise ensure its safe and sound operation.

Federal Home Loan Bank System The Bank is a member of the FHLB of Chicago, one of twelve regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its region. It is funded primarily from funds deposited by member financial institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. The FHLB of Chicago makes loans (“advances”) to members pursuant to policies and procedures established by its board of directors. The FHLB of Chicago imposes limits on advances made to member banks, including limitations relating to the amount and type of collateral and the amount of advances. The Bank prepaid a significant portion of its outstanding advances from the FHLB of Chicago in December 2010 and incurred a substantial penalty as a result of the prepayment (refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional discussion).

As a member of the FHLB of Chicago, the Bank must meet certain eligibility requirements and must purchase and maintain common stock in the FHLB of Chicago in an amount equal to the greater of (i) 1% of its mortgage-related assets at the most recent calendar year end, (ii) 5% of its outstanding advances from the FHLB of Chicago, or (iii) $10,000. At December 31, 2011, the Bank owned $46.1 million in FHLB of Chicago common stock, which was $35.8 million more than the Bank would otherwise be required to own under minimum guidelines established by the FHLB of Chicago. From 2007 through 2010 the FHLB of Chicago suspended the payment of dividends on its common stock, as well as the repurchase of common stock from its members, including the Bank. The FHLB of Chicago resumed the payment of quarterly cash dividends in 2011. The original suspension was due to the FHLB of Chicago entering into a memorandum of understanding with its primary regulator the FHFA which, among other things, restricted the dividends that the FHLB of Chicago could pay without prior approval of the FHFA, as well as the stock that it can repurchase from its members.

In October 2011 the FHLB of Chicago announced that it received regulatory approval for a plan under which it converted its common stock on January 1, 2012. This conversion had no substantive impact on the ownership rights or privileges of the owners of FHLB of Chicago common stock. Also, in December 2011 the FHLB of Chicago announced it had received approval for a plan to redeem excess shares of its outstanding stock. Under this plan, the FHLB of Chicago redeemed $18.4 million of its common stock from the Bank in February 2012. The FHLB of Chicago has announced its intent to redeem additional excess shares of its common stock in quarterly increments through 2013. However, the timing and amount these redemptions, if any, depend on many factors that are outside of the control of the Company or the FHLB of Chicago. As such, there can be no assurances that the FHLB of Chicago will be able to redeem additional excess shares of its common stock. For additional discussion related to the Bank’s investment in the common stock of the FHLB of Chicago, refer to “Financial Condition—Other Assets” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Deposit Insurance The deposit accounts held by customers of the Bank are insured by the FDIC up to maximum limits, as provided by law. Insurance on deposits may be terminated by the FDIC if it finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of the Bank’s deposit insurance.

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

An institution’s assessment rate depends on the capital categorizations and supervisory sub-categorizations to which it is assigned. Under the risk-based assessment system, there are then four assessment risk categories to which different assessment rates are applied (refer to the next paragraph for a description of these assessment rates). Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Effective in April 2011 the FDIC implemented a final rule as required by the Dodd-Frank Act that changed the definition of a financial institution’s deposit insurance assessment base and revises the deposit insurance risk-based assessment rate schedule, among other things. Under the new rule the assessment base changed from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated total assets minus average tangible equity and certain other adjustments. In addition, the assessment rates were established in a range of 2.5 to 45 basis points, depending on the institution’s capital category and supervisor sub-category, as previously described. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In 2009 the FDIC imposed a one-time special assessment against insured financial institutions in order to bolster its insurance reserves. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In 2009 the FDIC also required insured institutions to prepay their estimated quarterly deposit insurance assessments through 2012. Accordingly, in 2009 the Company prepaid $12.5 million in deposit insurance premiums related to the years 2010 to 2012. This prepaid amount was $5.7 million as of December 31, 2011, and was recorded as a component of other assets in the Company’s Consolidated Statements of Financial Condition. This amount will be continue to be charged to expense in future periods as the Company receives quarterly statements for FDIC deposit insurance assessments.

In 2008 the FDIC created the Transaction Account Guarantee Program (“TAGP”), which provided participating banks with full deposit insurance coverage for non-interest-bearing transaction deposit accounts, regardless of dollar amount through December 31, 2011. The Dodd-Frank Act subsequently extended this insurance coverage on a broader basis through December 31, 2012. As such, the Bank’s non-interest-bearing transaction deposit accounts are fully-insured under this program, which has not had and is not expected to have a material impact on the deposit insurance premiums paid by the Bank.

Transactions With Affiliates Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. FRB Regulation W comprehensively implements and interprets Sections 23A and 23B.

An affiliate is any company or entity that controls, is controlled by or is under common control with it. A subsidiary of a savings association that is not also a depository institution or a “financial subsidiary” is not treated as an affiliate; however, the OCC may treat subsidiaries as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which an institution or a subsidiary may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings association’s capital stock and surplus, and limit all such transactions with all affiliates to 20% of such stock and surplus. All such transactions must be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. In addition, the Dodd-Frank Act expanded covered transactions to include derivatives transactions and securities borrowing and lending transactions to the extent that they result in credit exposure to an affiliate. Further, most loans by a savings association to any of its affiliates must be secured by specified collateral amounts. In addition, any covered transaction by a savings association with an affiliate and any purchase of assets or services by an savings association from an affiliate must be on terms that are at least as favorable to the savings association as those that would be provided to a non-affiliate. At December 31, 2011, the Company and Bank did not have any covered transactions.

Acquisitions and Mergers Under the federal Bank Merger Act, any merger of the Bank with or into another institution would require the approval of the OCC, or the primary federal regulator of the resulting entity if it is not an OCC-regulated institution. Refer also to “Regulation and Supervision of the Company—Acquisition of Bank Mutual Corporation,” below.

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

Although there is no supervisory loan-to-value limit for owner-occupied one- to four-family and home equity loans, the Interagency Guidelines provide that an institution should require credit enhancement in the form of mortgage insurance or readily marketable collateral for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, including an update that provided additional clarification as to expectations for prudent appraisal and evaluation policies, procedures, and practices in light of the Dodd-Frank Act and other federal statutory changes affecting appraisals.

Community Reinvestment Act Under the Community Reinvestment Act (“CRA”), any insured depository institution, including the Bank, must, consistent with its safe and sound operation, help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

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

The CRA requires the OCC, in the case of the Bank, to provide a written evaluation of a savings association’s CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of the CRA rating. The Bank received a “satisfactory” overall rating in its most recent CRA examination.

Safety and Soundness Standards Each federal banking agency, including the OCC, has guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, customer privacy, liquidity, earnings, and compensation and benefits. The guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines also prohibit excessive compensation as an unsafe and unsound practice.

Loans to Insiders A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks (comparable to the limit applicable to the Bank’s loans). All loans by a savings association to all insiders and related interests in the aggregate may not exceed the savings association’s unimpaired capital and surplus. With certain exceptions, loans to an executive officer (other than loans for the education of the officer’s children and certain loans secured by the officer’s residence) may not exceed the greater of $25,000 or 2.5% of the savings association’s unimpaired capital and surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest be approved in advance by a majority of the board of directors of the savings association, without the vote of any interested director, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings association’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability. There is an exception for extensions of credit pursuant to a benefit or compensation plan of a savings association that is widely available to employees that does not give preference to officers, directors, and other insiders. As of December 31, 2011, total loans to insiders were $739,000 (including $362,000 which relates to residential mortgages that have been sold in the secondary market).

The Patriot Act The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) gives the federal government powers to address terrorist threats through enhanced domestic security measures and surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the Patriot Act encourages information sharing among regulatory agencies and law enforcement bodies and imposes affirmative obligations on a range of financial institutions, including savings associations. Title III’s provisions affecting financial institutions include requirements related to: anti-money laundering programs; minimum standards with respect to customer identification; controls on and policies relating to private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States); limits on correspondent accounts for foreign shell banks; and recordkeeping obligations relating to foreign bank correspondent accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and bank merger applications.

Regulation and Supervision of the Company

Holding Company Regulation The Company is a registered savings and loan holding company under federal law and is now subject to regulation, supervision, and enforcement actions by the FRB as a result of a change in regulations under the Dodd-Frank Act. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to the Bank and to monitor and regulate the Company’s capital and activities such as dividends and share repurchases that can affect capital. Under long-standing FRB policy, holding companies are expected to serve as a source of strength for their depository subsidiaries, and may be called upon to commit financial resources and support to those subsidiaries. Under the Dodd-Frank Act, the FRB is also required to impose capital requirements on savings and loan holding company effective in 2015, as discussed above. The Company is also required to file periodic reports and other information with the FRB.

The Company may engage in activities permissible for a savings and loan holding company, a bank holding company, or a financial holding company, which generally encompass a wider range of activities that are financial in nature. The Company may not engage in any activities beyond that scope without the approval of the FRB.

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

The requirement that the Company act as a source of strength for the Bank, and the future capital requirements at the Company level, may affect the Company's ability to pay dividends or make other distributions. For a discussion of the Company’s MOU with the FRB, which provides requirements relating to dividends and share repurchases specific to the Company, please refer to "Regulation and Supervision—Memoranda of Understanding" above.

Federal Securities Laws The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act. As a publicly-traded company, the Company is also subject to legislation intended to strengthen the securities markets and public confidence in them; for example, the Dodd-Frank Act includes requirements for enhanced disclosure and governance requirements for all public companies. Because some FRB accounting and governance regulations also refer to the SEC’s regulations, the SEC rules may also affect the Bank.

Acquisition of Bank Mutual Corporation No person may acquire control of the Company (or the Bank) without first obtaining the approval of such acquisition by the appropriate federal regulator. Currently, under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company must, depending on the circumstances, obtain the approval of, and/or file a notice with the FRB. In addition, any person or group acting in concert seeking to acquire more than 25% of the Company’s common stock must obtain the prior approval of the FRB.

Federal and State Taxation

Federal Taxation The Company and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting. The federal income tax returns for the Company’s subsidiaries have been examined and audited or closed without audit by the Internal Revenue Service for tax years prior to 2007.

State Taxation Prior to 2009, the state of Wisconsin imposed a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Company’s consolidated income tax group, excluding its Nevada subsidiaries. Under that law, the income of the Nevada subsidiaries was only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, beginning in 2009, Wisconsin law was amended to significantly restrict the tax benefits of out-of-state investment subsidiaries through the enactment of combined reporting legislation. As a result, the Company’s consolidated income tax group is subject to combined reporting, which resulted in Wisconsin income taxes being imposed on the earnings of the Bank’s out-of-state investment subsidiaries since 2009. For additional discussion regarding the impact of this change, refer to “Results of Operations—Income Tax Expense (Benefit)” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also, refer to “Item 1A. Risk Factors,” for additional discussion.

Item 1A. Risk Factors

In addition to the discussion and analysis set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the cautionary statements set forth in “Item 1. Business,” the following risk factors should be considered when evaluating the Company’s results of operations, financial condition, and outlook. These risk factors should also be considered when evaluating any investment decision with respect to the Company’s common stock.

The Global Credit Market Instability and Weak Economic Conditions May Significantly Affect the Company’s Liquidity, Financial Condition, and Results of Operations

Global financial markets continue to be unstable and unpredictable, and economic conditions have been weak. Developments relating to the federal budget, federal borrowing authority, or other political issues could also negatively impact these markets, as could global developments such as the European sovereign debt crisis. Continued, and potentially increased, volatility, instability and weakness could affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. This instability also could affect the prices at which the Company could make any such sales, which could adversely affect its results of operations and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause the Company to use deposits or other funding sources for such projects.

In addition, the instability of the markets and weakness of the economy could affect the strength of the Company’s customers or counterparties, their willingness to do business with, and/or their ability or willingness to fulfill their obligations to the Company, which could further affect the Company’s results of operations. Current conditions, including high unemployment, weak corporate performance, soft real estate markets, and the decline of home sales and property values, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing the Company’s mortgage loans, and borrowers’ ability or willingness to repay loan obligations, all of which could adversely impact the Company’s results of operations and financial condition.

The Company’s Actual Loan Losses May Exceed its Allowance for Loan Losses, Which Could Have a Material Adverse Affect on the Company’s Results of Operations

The Company has policies and procedures in place to manage its exposure to risk related to its lending operations. However, despite these practices, the Company’s loan customers may not repay their loans according to the terms of the loans and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. Continued economic weakness, including high unemployment rates and declining values of the collateral underlying loans, may affect borrowers’ ability or willingness to repay their loan obligations that could lead to increased loan losses or provisions. As a result, the Company may experience significant loan losses, including losses that may exceed the amounts established in the allowance for loan losses, which could have a material adverse effect on its operating results and capital.

Further Declines in Real Estate Values May Continue to Adversely Affect Collateral Values and the Company’s Results of Operations

The Company’s market areas have generally experienced a decline in real estate values, elevated levels of residential and non-residential tenant vacancies, and weakness in the market for sale of new or existing properties, for both commercial and residential real estate. These developments could continue to negatively affect the value of the collateral securing the Company’s mortgage and related loans. That decrease in value could in turn lead to increased losses on loans in the event of foreclosures. Increased losses would affect the Company’s loan loss allowance and may cause it to increase its provision for loan losses resulting in a charge to earnings and capital.

Some of the Company’s Lending Activities Are Riskier than One- to Four-Family Real Estate Loans

The Company has identified commercial real estate, commercial business, construction, and consumer loans as areas for lending emphasis and has augmented its personnel in recent periods to increase its penetration in the commercial lending market. While the Company is pursuing this lending diversification for the purpose of increasing net interest income, these types of loans historically have carried greater risk of payment default than residential real estate loans. As the volume of these types of loans increases, credit risk increases. In the event of continued substantial borrower defaults and/or increased defaults resulting from these diverse types of lending, the Company’s provision for loan losses would further increase and loans may be written off, and therefore, earnings would be reduced.

Further, as the portion of the Company's loans secured by the assets of commercial enterprises increases, the Company becomes increasingly exposed to environmental liabilities and compliance burdens. Even though the Company is subject to environmental requirements in connection with residential real estate lending, the possibility of liability increases in connection with commercial lending, particularly in industries that use hazardous materials and/or generate waste or pollution or that own property that was the subject of prior contamination. If the Company does not adequately assess potential environment risks, the value of the collateral it holds may be less than it expects, and it may be exposed to liability for remediation or other environmental compliance.

Regulators Are Becoming Increasingly Stringent, which may Affect the Company's Business and Results of Operations

In addition to new laws and increasing amounts of regulation, the regulatory climate in the U.S., particularly for financial institutions, has become increasingly strict and stringent. As a consequence, regulatory activity affecting specific institutions has also increased in recent periods. For example, as previously noted both the Company and the Bank are subject to MOUs with their primary regulators. The MOUs have imposed specific requirements, and could affect the Company's and the Bank's operations and ability to pursue opportunities, as well as their financial needs, results and ability to pay dividends. Further, because the responsibility for regulating savings associations and their holding companies has transitioned to different regulatory agencies, the FRB and the OCC, these agencies may approach that regulation in different or stricter ways than the predecessor agency, which also could affect the Company's and the Bank's costs of compliance and results of operations.

The Bank’s Ability to Pay Dividends to the Company Is Subject to Current and Potential Future Limitations That May Affect the Company’s Ability to Pay Dividends to Its Shareholders and Repurchase Its Stock

The Company is a separate legal entity from the Bank and engages in no substantial activities other than its ownership of the common stock of the Bank. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The availability of dividends from the Bank to the Company is limited by various statutes and regulations, including those of the OCC and FRB; as a result, it is possible, depending on the results of operations and the financial condition of the Bank and other factors, that the OCC and/or the FRB could restrict the payment by the Bank of dividends or other capital distributions or take other actions which could negatively affect the Bank's results and dividend capacity. The federal regulators have become increasingly stringent in their interpretation, application and enforcement of banks' capital requirements, which along with the MOU also could affect the regulators’ willingness to allow Bank dividends to the Company. If the Bank is required to reduce its dividends to the Company, or is unable to pay dividends at all, or the FRB separately does not allow the Company to pay dividends under the MOU, the Company may not be able to pay dividends to its shareholders at existing levels or at all and/or may not be able to repurchase its common stock.

Future Events May Result in a Valuation Allowance Against the Company’s Deferred Tax Asset May Which May have a Significant Effect On the Company’s Results of Operations and Financial Condition

As of December 31, 2011, the Company’s net deferred tax asset was $37.5 million. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required to be recorded against the Company’s net deferred tax asset as of December 31, 2011. This determination required significant management judgment based on positive and negative considerations. Such considerations included the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings excluding one-time charges (such as the FHLB prepayment penalty in 2010 and the goodwill impairment in 2011), expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. Future events or circumstances could result in conditions that differ significantly from management’s current assessment of these positive and negative considerations, particularly as such relate to the Company’s future earnings. Changes in these considerations could result in a significant valuation allowance being recorded against the Company’s net deferred tax asset, which could have a significant effect on the Company’s future results of operations and financial condition.

Recent and Future Legislation and Rulemaking in Response to Market and Economic Conditions May Significantly Affect the Company’s Results of Operations and Financial Condition

Instability, volatility, and failures in the credit and financial institutions markets have led regulators and legislators to consider and/or adopt proposals that will significantly affect financial institutions and their holding companies, including the Company. Legislation such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Dodd-Frank Act of 2010, as well as programs such as the Troubled Assets Relief Program, were adopted. Although designed to address capital and liquidity issues in the banking system, there can be no assurance as to the ultimate impact of these actions on financial markets. The failure of these actions could have a material, adverse effect on the Company’s business, financial condition, results of operations, access to credit or the value of the Company’s securities. Further legislative and regulatory proposals to reform the U.S. financial system would also affect the Company and the Bank. For example, under pending proposals, the roles of Fannie Mae and/or Freddie Mac could be substantially altered or eliminated, which could have a significant effect on the housing market in the United States, including as a result of potentially decreased liquidity for mortgages on the secondary market, and lending practices related to real estate mortgages.

The Dodd-Frank Act created the CFPB, which has broad rulemaking and enforcement authority with respect to entities, including financial institutions, that offer to consumers covered financial products and services. The CFPB is required to adopt rules identifying practices or acts that are unfair, deceptive or abusive relating to any customer transaction for a consumer financial product or service, or the offering of a consumer financial product or service. The full scope of the impact of this authority has not yet been determined as related rules have not all yet been adopted. The Company cannot yet determine the costs and limitations related to these additional regulatory requirements; however, the costs of compliance and the effect on its business may have a material adverse effect on the Company's operations and results.

Also, weak economic conditions have resulted in periodic attempts by federal, state, and/or local governments to legislate foreclosure forbearance, forced loan modifications, “cram downs” of losses to lenders in bankruptcy proceedings, or “upkeep laws” for foreclosed properties, or take other action that could increase the time or costs of foreclosure or the costs of holding foreclosed real estate. Such actions and efforts, if successful, could lead to increased loan charge-offs or loan loss provisions and/or reduced income. These efforts could also adversely affect the value of certain mortgage-related securities not guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae, such as private-label CMOs.

Recently enacted laws, proposed acts, taxes and fees, or any other legislation or regulations ultimately enacted, could materially affect the Company, the Bank and their operations and profitability by imposing additional regulatory burdens and costs, imposing limits on fees and other sources of income, and otherwise more generally affecting the conduct of their business.

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

Changes in Market Interest Rates or Other Conditions May Have an Adverse Impact on the Fair Value of the Company’s Available-for-Sale Securities, Shareholders’ Equity, and Profits

GAAP requires the Company to carry its securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are included as a component of shareholders’ equity. When market rates of interest increase, the fair value of the Company’s securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. However, due to significant disruptions in global financial markets, such as those which occurred in 2008, this usual relationship can be disrupted. Despite a generally declining interest rate environment since that time, certain of the Company’s available-for-sale securities (specifically, its private-label CMOs) continue to have fair values that are substantially less than amortized cost. Management expects continued volatility in the fair value of its private-label CMOs and is not able to predict when or if the fair value of such securities will fully recover.

Wisconsin Tax Developments Could Reduce the Company’s Net Income

Like many Wisconsin financial institutions, the Company has non-Wisconsin subsidiaries that hold and manage investment assets and loans, the income from which had not previously been subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin. In 2010 the Department’s auditor issued a Notice of Proposed Audit Report to the Bank which proposes to tax all of the income of the Bank’s out-of-state investment subsidiaries for all periods that are still open under the statute of limitations, which includes tax years back to 1997. This is a preliminary determination made by the auditor and does not represent a formal assessment. The Bank’s outside legal counsel has met with representatives of the Department to discuss, and object to, the auditor’s proposed adjustments. The Department has requested further information to support the Company’s position, which the Company is in the process of providing.

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

The Company Is Subject to Security Risks and Failures and Operational Risks Relating to the Use of Technology that Could Damage Its Reputation and Business

Security breaches in the Company’s internet, telephonic, or other electronic banking activities could expose it to possible liability and damage its reputation. Any compromise of the Company’s security also could deter customers from using its internet banking services that involve the transmission of confidential information. The Company relies on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect the Company’s systems from compromises or breaches of its security measures, which could result in damage to the Company’s reputation and business and affect its results of operations.

Additionally, as a financial institution, the Company’s business is data intensive. Beyond the inherent nature of a financial institution that requires it to process and track extremely large numbers of financial transactions and accounts, the Company is required to collect and maintain significant data about its customers. These operations require the Company to obtain and maintain technology and security-related systems that are mission critical to its business. The Company’s failure to do so could significantly affect its ability to conduct business and its customers' confidence in it. Further, the Company outsources a large portion of its data processing to third parties. If these third party providers encounter technological or other difficulties or if they have difficulty in communicating with the Company, it will significantly affect the Company’s ability to adequately process and account for customer transactions, which would significantly affect business operations.

Further, the technology affecting the financial institutions industry and consumer financial transactions is rapidly changing, with the frequent introduction of new products, services, and alternatives. The future success of the Company requires that it continue to adapt to these changes in technology to address its customers' needs. Many of the Company's competitors have greater technological resources to invest in these improvements. These changes could be costly to the Company and if the Company does not continue to offer the services and technology demanded by the marketplace, this failure to keep pace with change could materially affect its business, financial condition, and results of operation.

Developments in the Marketplace, Such as Alternatives to Traditional Financial Institutions, or Adverse Publicity Could Affect the Company's Ongoing Business

Changes in the marketplace are allowing consumer to use alternative means to complete financial transactions that previously had been conducted through banks. For example, consumers can increasingly maintain funds in accounts other than bank deposits or through on-line alternatives, or complete payment transactions without the assistance of banks. Continuation or acceleration of these trends, including newly developing means of communications and technology, could cause consumers to utilize fewer of the Company's services, which could have a material adverse affect on its results.

Financial institutions such as the Company are increasingly under governmental, media and other scrutiny as to the conduct of their businesses, and potential issues and adverse developments (real and perceived) are receiving widespread media attention. If there were to be significant adverse publicity about the Company, that publicity could affect its reputation in the marketplace. If the Company's reputation is diminished, it could affect its business and results of operations as well as the price of the Company's common stock.

Future FDIC Increases in Deposit Insurance Premiums Could Increase the Company’s Expenses

In 2009 the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance, imposed a special assessment, and required financial institutions to prepay assessments for all of 2010, 2011, and 2012. These measures were partly in response to the high level of bank failures which has caused an increase in FDIC resolution costs and a reduction in the deposit insurance fund. Effective in April 2011 the FDIC issued a new rule that changed the assessment base and risk-based assessment rates of all insured financial institutions. Although this latest development benefited the Company by lowering the total dollar amount of its FDIC deposit insurance premiums, future changes in the assessment base and/or rates, if any, may have an adverse affect the earnings of the Company.

Changes in the Financial Condition or Future Prospects of the FHLB of Chicago May Have an Adverse Impact on the Company’s Investment in FHLB Common Stock

The Company is a voluntary member of the FHLB of Chicago, and holds shares in the FHLB of Chicago as a condition of borrowing money from it. From 2007 through early 2010, the FHLB of Chicago was required to suspend payment of dividends on its stock, although it resumed payment of a cash dividend in 2011 and reorganized its capital structure effective in January 2012. Also, in December 2011 the FHLB of Chicago announced it had received approval for a plan to redeem excess shares of its outstanding common stock. Under this plan the FHLB of Chicago redeemed a substantial portion of its common stock in February 2012 and intends to redeem additional excess common stock in quarterly increments through 2013, although there can be no assurances. If there are any developments in the future that impair the value of the common stock of the FHLB of Chicago, the Company would be required to write down the value of the shares that it holds, which in turn could affect the Company’s net income and shareholders’ equity.

The Company’s Ability to Grow May Be Limited if It Cannot Make Acquisitions

The Company will continue to seek to expand its banking franchise by growing internally, acquiring other financial institutions or branches, acquiring other financial services providers, and opening new offices. The Company’s ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring, and integrating those institution or branches. The Company has not made any acquisitions in recent years, as management has not identified acquisitions for which it was able to reach an agreement on terms management believed were appropriate and/or that met its acquisition criteria. The Company cannot provide any assurance that it will be able to generate internal growth, identify attractive acquisition candidates, make acquisitions on favorable terms, or successfully integrate any acquired institutions or branches.

The Company Depends on Certain Key Personnel and the Company’s Business Could Be Harmed by the Loss of Their Services or the Inability to Attract Other Qualified Personnel

The Company’s success depends in large part on the continued service and availability of its management team, and on its ability to attract, retain and motivate qualified personnel. The management team was recently augmented to attempt to increase the Company's penetration into the commercial lending market. The Company may need to attract further talent in the future. The competition for these individuals can be significant, and the loss of key personnel could harm the Company’s business. The Company cannot provide assurances that it will be able to retain existing key personnel or attract additional qualified personnel.

If the Company is Unable to Maintain Effective Internal Control Over Its Financial Reporting, Investors Could Lose Confidence in the Reliability of Its Financial Statements, Which Could Result in a Reduction in the Value of Its Common Stock

Under the Sarbanes-Oxley Act, public companies must include a report of management regarding companies' control over financial reporting in their annual reports and that report must contain an assessment by management of the effectiveness of the companies' internal control over financial reporting. In addition, the independent registered public accounting firm that audits a company's financial statements must attest to and report on the effectiveness of the company’s internal control over financial reporting.

If the Company is unable to maintain the required effective internal control over financial reporting, including in connection with regulatory changes and/or changes in accounting rules and standards that apply to it, this could lead to a failure to meet its reporting obligations to the SEC. Such a failure in turn could result in an adverse reaction to the Company in the marketplace or a decline in value of the Company's common stock, due to a loss of confidence in the reliability of the Company's financial statements.

Item 1B.        Unresolved Staff Comments

None.

Item 2.    Properties

The Company and its subsidiaries conduct their business through an executive office and 79 banking offices, which had an aggregate net book value of $48.2 million as of December 31, 2011, excluding furniture, fixtures, and equipment. As of December 31, 2011, the Company owned the building and land for 69 of its property locations and leased the space for 11.

The Company also owns 15 acres of undeveloped land in a suburb of Milwaukee, Wisconsin, through its MC Development subsidiary, as well as approximately 300 acres of undeveloped land in another community located near Milwaukee through MC Development’s 50% ownership in Arrowood Development LLC. The net book value of these parcels of land was $5.5 million at December 31, 2011.

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

Item 4.     Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters’ and Issuer Purchase of Equity Securities

The common stock of the Company is traded on The NASDAQ Global Select Market under the symbol BKMU.

As of February 24, 2012, there were 46,326,484 shares of common stock outstanding and approximately 4,800 shareholders of record.

The Company paid a total cash dividend of $0.06 per share in 2011. A cash dividend of $0.01 per share was paid on March 1, 2012, to shareholders of record on February 17, 2012. For additional discussion relating to the Company’s dividends, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results, financial condition, and other considerations. Furthermore, the payment of dividends is also subject to the non-objection or approval of the FRB. Interest on deposits will be paid prior to payment of dividends on the Company’s common stock. Refer also to “Item 1. Business—Shareholders’ Equity” and “Item 1. Business—Regulation and Supervision” for information relating to regulatory limitations on the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company to its shareholders.

The high and low trading prices of the Company’s common stock from January 1, 2009, through December 31, 2011, by quarter, and the dividends paid in each quarter, were as follows:

	2011 Stock Prices		2010 Stock Prices		Cash Dividends Paid
	High	Low	High	Low	2011	2010
1st Quarter	$5.08	$3.81	$7.21	$5.98	$0.03	$0.07
2nd Quarter	4.28	3.54	7.40	5.68	0.01	0.07
3rd Quarter	3.91	2.57	6.20	5.05	0.01	0.03
4th Quarter	3.68	2.43	5.42	4.51	0.01	0.03
				Total	$0.06	$0.20

From January 1, 2012, to February 24, 2012, the trading price of the Company's common stock ranged between $3.15 to $4.45 per share, and closed this period at $4.21 per share.

The Company did not repurchase any of its common stock during 2011 and the Company’s board of directors has not authorized a new stock repurchase program. For additional discussion relating to the Company’s repurchase of its common stock, refer to “Item 1. Business—Shareholders’ Equity” and “Item 1. Business—Regulation and Supervision.”

Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index (“NASDAQ Composite Index”) and the NASDAQ Stock Market Bank Index. The graph assumes that $100 was invested on December 31, 2006, in Company common stock and each of those indices.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Bank Mutual Corporation	100.00	89.88	101.51	63.48	45.27	30.60
NASDAQ Composite Index	100.00	108.47	66.35	95.38	113.19	113.81
NASDAQ Bank Index	100.00	79.26	57.79	48.42	57.29	51.19

Item 6. Selected Financial Data

The following table provides selected financial data for the Company for its past five fiscal years. The data is derived from the Company’s audited financial statements, although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31
	2011	2010	2009	2008	2007
	(Dollars in thousands, except number of shares and per share amounts)
Selected financial condition data:
Total assets	$2,498,484	$2,591,818	$3,512,064	$3,489,689	$3,488,046
Loans receivable, net	1,319,636	1,323,569	1,506,056	1,829,053	1,994,556
Loans held-for-sale, net	19,192	37,819	13,534	19,030	7,952
Securities available-for-sale:
Investment securities	–	228,023	614,104	419,138	99,450
Mortgage-related securities	781,770	435,234	866,848	850,867	1,099,922
Foreclosed and repossessed assets	24,724	19,293	17,689	4,768	3,687
Goodwill	–	52,570	52,570	52,570	52,570
Mortgage servicing rights	7,401	7,769	6,899	3,703	4,708
Deposit liabilities	2,021,663	2,078,310	2,137,508	2,128,277	2,093,453
Borrowings	153,091	149,934	906,979	907,971	912,459
Shareholders' equity	265,771	312,953	402,477	399,611	430,035
Tangible shareholders' equity (1)	265,771	260,383	349,907	347,041	377,465
Number of shares outstanding, net of treasury stock	46,228,984	45,769,443	46,165,635	47,686,759	49,834,756
Book value per share	$5.75	$6.84	$8.72	$8.38	$8.63
Tangible shareholders’ equity per share (1)	$5.75	$5.69	$7.58	$7.28	$7.57

	For the Year Ended December 31
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Selected operating data:
Total interest income	$89,345	$112,569	$151,814	$177,556	$183,001
Total interest expense	26,756	66,276	83,784	104,191	113,771
Net interest income	62,589	46,293	68,030	73,365	69,230
Provision for (recovery of) loan losses	6,710	49,619	12,413	1,447	(272)
Net interest income (loss) after provision for loan losses	55,879	(3,326)	55,617	71,918	69,502
Total non-interest income	23,158	40,603	31,681	17,881	20,434
Total non-interest expense (2)	124,900	159,825	68,155	63,550	63,549
Income (loss) before income taxes	(45,863)	(122,548)	19,143	26,250	25,995
Income tax expense (benefit)	1,752	(49,909)	5,418	9,094	8,892
Net income (loss) before non-controlling interest	(47,615)	(72,639)	13,725	17,155	17,495
Net loss (income) attributable to non-controlling interest	50	(1)	–	1	(392)
Net income (loss)	$(47,565)	$(72,640)	$13,725	$17,156	$17,103
Earnings (loss) per share-basic	$(1.03)	$(1.59)	$0.29	$0.36	$0.32
Earnings (loss) per share-diluted	$(1.03)	$(1.59)	$0.29	$0.35	$0.31
Cash dividends paid per share	$0.06	$0.20	$0.34	$0.36	$0.33

(1)	This is a non-GAAP measure. Tangible shareholders’ equity is total shareholders’ equity minus goodwill.
(2)	Total non-interest expense in 2011 includes a goodwill impairment of $52.6 million and in 2010 includes $89.3 million in loss on early repayment of FHLB borrowings.

	At or For the Year Ended December 31
	2011	2010	2009	2008	2007
Selected financial ratios:
Net interest margin (3)	2.76%	1.47%	2.09%	2.21%	2.09%
Net interest rate spread	2.64	1.26	1.82	1.85	1.59
Return on average assets	(1.87)	(2.12)	0.39	0.48	0.49
Return on average shareholders' equity	(16.37)	(18.47)	3.40	4.15	3.57
Efficiency ratio (4)	85.07	99.36	73.32	68.77	69.92
Non-interest expense as a percent of adjusted average assets (5)	2.84	2.06	1.95	1.80	1.81
Shareholders' equity to total assets	10.64	12.07	11.39	11.45	12.33
Tangible shareholders' equity to adjusted total assets (6)	10.64	10.25	10.09	10.07	10.95

Selected asset quality ratios:
Non-performing loans to loans receivable, net (7)	5.69%	9.29%	2.83%	1.81%	0.65%
Non-performing assets to total assets (7)	4.00	5.49	1.72	1.08	0.48
Allowance for loan losses to non-performing loans	37.17	39.03	39.99	36.89	90.98
Allowance for loan losses to total loans receivable, net	2.12	3.63	1.13	0.67	0.59
Charge-offs to average loans	1.96	1.26	0.45	0.05	0.03

(3)	Net interest margin is calculated by dividing net interest income by average earnings assets.
(4)	Efficiency ratio is calculated by dividing non-interest expense (excluding goodwill impairment and loss on early repayment of FHLB borrowings) by the sum of net interest income and non-interest income (excluding gains and losses on investments).
(5)	The ratio in 2011 excludes the impact of the goodwill impairment and in 2010 excludes the impact of the prepayment penalty on the early repayment of FHLB borrowings.
(6)	This is a non-GAAP measure. The ratio is calculated by dividing total shareholders’ equity less intangible assets (net of deferred taxes) divided by total assets less intangible assets (net). Intangible assets consist of goodwill and other intangible assets. Deferred taxes have been established only on other intangible assets and are immaterial in amount.
(7)	Non-performing loans and assets in 2011included $25.2 million in loans (1.91% of loans receivable and 1.01% of total assets) that were current with respect to contractual principal and interest payments. In 2010 these loans were $38.1 million (2.88% of loans receivable and 1.47% of total assets).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” as well as “Item 1. Business” and “Item 1A. Risk Factors.”

Results of Operations

Overview The Company’s net income (loss) for the years ended December 31, 2011, 2010, and 2009, was $(47.6) million, $(72.6) million, and $13.7 million, respectively. Diluted earnings (loss) per share during these periods were $(1.03), $(1.59), and $0.29, respectively.

The Company’s net loss in 2011 was impacted by the following unfavorable developments compared to 2010:

•	a one-time $52.6 million loss in 2011 on the impairment of goodwill;

•	a $14.9 million or 93.0% decrease in gain on investments;

•	a $2.8 million or 7.9% increase in compensation-related expenses;

•	a $2.6 million or 30.4% decrease in gain on loan sales activities; and

•	a $51.7 million change in income taxes from a benefit of $49.9 million in 2010 to an expense of $1.8 million in 2011.

These unfavorable developments were partially offset by the following favorable developments in 2011 compared to 2010:

•	a one-time $89.3 million loss in 2010 on early repayment of FHLB borrowings;

•	a $42.9 million or 86.5% decrease in provision for loan losses;

•	a $16.3 million or 35.2% increase in net interest income; and

•	a $1.2 million or 14.6% decrease in net losses and expenses on foreclosed real estate.

The Company’s net loss in 2010 was impacted by the following unfavorable developments compared to 2009:

•	a one-time $89.3 million loss in 2010 on early repayment of FHLB borrowings;

•	a $37.2 million or 300% increase in provision for loan losses;

•	a $21.7 million or 32.0% decrease in net interest income; and

•	a $7.0 million or 542% increase in net losses and expenses on foreclosed real estate.

These unfavorable developments were partially offset by the following favorable developments in 2010 compared to 2009:

•	a $55.3 million change in income taxes from an expense of $5.4 million in 2009 to a benefit of $49.9 million in 2010;

•	a $8.4 million or 110% increase in gain on investments; and

•	a $3.0 million or 7.7% decrease in compensation-related expenses.

The following paragraphs discuss these developments in greater detail, as well as other changes in the components of net income (loss) during the years ended December 31, 2011, 2010, and 2009.

Net Interest Income Net interest income increased by $16.3 million or 35.2% during the year ended December 31, 2011, compared to the previous year. This increase was primarily attributable to an improvement in the Company’s net interest margin, which increased to 2.76% in 2011 from 1.47% in 2010. This improvement was primarily the result of the Company’s early repayment of $756.0 million in high-cost borrowings from the FHLB of Chicago in December of 2010, as described below. The repayment resulted in a significant decline in the average cost of interest-bearing liabilities in the 2011 compared to 2010. Also contributing to the improvement in the Company’s net interest margin in 2011 was a decline in its average cost of deposits. The Company’s average cost of deposits declined by 40 basis points in 2011 compared to 2010. The Company continues to manage its overall liquidity by aggressively managing the rates it offers on its certificates of deposits and certain other deposit accounts. Also contributing to the improvement in the net interest margin in 2011 was a 38 basis point improvement in the yield on interest-earning assets compared to the previous year. This improvement was caused by a favorable change in the mix of earning assets from lower-yielding assets, such as overnight investments and short-term securities, to higher-yielding assets, such as loans receivable. Partially offsetting the favorable impact of this improved asset mix was a decrease in the average yield on loans receivable and available-for-sale securities in 2011 compared to 2010. These decreases were caused by a declining interest rate environment during much of 2010 and 2011 that resulted in lower yields on these assets in 2011. In addition, the Company sold a substantial number of higher-yielding securities in 2010 at gains, as noted below, which reduced the overall yield on its securities portfolio in 2011 compared to 2010.

Net interest income declined by $21.7 million or 32.0% during the year ended December 31, 2010, compared to the previous year. This decline was primarily attributable to a decrease in the Company’s interest rate margin between the years and, to a lesser extent, a decrease in its average earning assets. The Company’s interest rate margin decreased by 62 basis points, from 2.09% in 2009 to 1.47% in 2010, and its average earning assets decreased by $97.4 million or 3.0% in 2010 compared to 2009. The Company experienced increased levels of liquidity in 2010 due to reduced portfolio loan demand and increased repayment activity in its loan and securities portfolios. In addition, during 2010 the Company sold significant amounts of longer-term, fixed-rate mortgage-related securities, as well as certain adjustable-rate mortgage-related securities, at gains in an effort to reduce its exposure to interest rate risk and/or to improve the overall liquidity of its balance sheet. In general, the Company reinvested the cash proceeds from these sources in lower-yielding overnight investments and short-term securities or used them to later repay FHLB borrowings, as described below. The Company also managed its liquidity position in 2010 by reducing the rates it offered on its certificates of deposits and certain other deposit accounts, which contributed to a 53 basis point decline in the Company’s weighted-average cost of interest-bearing deposit liabilities in 2010 compared to 2009.

In December of 2010 the Company repaid $756.0 million in fixed-rate borrowings from the FHLB of Chicago prior to the stated maturities of the borrowings. As a result of this prepayment, the Company recognized a one-time charge of $89.3 million in December of 2010. At the time, the borrowings had an average remaining maturity of six years and a weighted-average interest cost of 4.17%. The Company considered it prudent to repay these borrowings prior to their stated maturities due to the lack of acceptable investment or lending alternatives that could provide sufficient yield to justify the high cost of the borrowings.

The following table presents certain details regarding the Company's average balance sheet and net interest income for the periods indicated. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities. The yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which are considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by average interest-earning assets. No tax equivalent adjustments were made since the Company does not have any tax exempt investments.

	Year Ended December 31
	2011				2010				2009
			Interest	Avg.			Interest	Avg.			Interest	Avg.
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable, net (1)	$1,367,450		$69,936	5.11%	$1,478,433		$79,266	5.36%	$1,688,906		$95,802	5.67%
Mortgage-related securities	656,343		16,374	2.49	589,070		17,445	2.96	946,142		37,734	3.99
Investment securities (2)	156,793		2,877	1.83	840,424		15,428	1.84	458,311		18,199	3.97
Interest-earning deposits	84,505		158	0.19	250,909		430	0.17	162,864		79	0.05
Total interest-earning assets	2,265,091		89,345	3.94	3,158,836		112,569	3.56	3,256,223		151,814	4.66
Non-interest-earning assets	278,872				266,270				236,158
Total average assets	$2,543,963				$3,425,106				$3,492,381

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$212,644		78	0.04	$208,544		104	0.05	$199,012		181	0.09
Money market accounts	405,033		1,696	0.42	347,906		2,075	0.60	330,506		2,795	0.85
Interest-bearing demand accounts	199,909		85	0.04	200,292		107	0.05	184,077		121	0.07
Certificates of deposit	1,069,708		17,709	1.66	1,234,411		26,320	2.13	1,304,814		41,471	3.18
Total deposit liabilities	1,887,294		19,568	1.04	1,991,153		28,606	1.44	2,018,409		44,568	2.21
Advance payment by borrowers for taxes and insurance	19,551		5	0.03	19,606		6	0.03	19,172		11	0.06
Borrowings	156,521		7,183	4.59	871,212		37,664	4.32	907,443		39,205	4.32
Total interest-bearing liabilities	2,063,366		26,756	1.30	2,881,971		66,276	2.30	2,945,024		83,784	2.84

Non-interest-bearing liabilities:
Non-interest-bearing deposits	110,784				96,370				91,147
Other non-interest-bearing liabilities	79,314				53,506				52,412
Total non-interest-bearing liabilities	190,098				149,876				143,559
Total liabilities	2,253,464				3,031,847				3,008,583
Total equity	290,499				393,259				403,798
Total average liabilities and equity	$2,543,963				$3,425,106				$3,492,381
Net interest income and net interest rate spread			$62,589	2.64%			$46,293	1.26%			$68,030	1.82%
Net interest margin				2.76%				1.47%				2.09%
Average interest-earning assets to interest-bearing liabilities	1.10	x			1.10	x			1.11	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.
(2)	FHLB of Chicago stock is included in investment securities.

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

	Year Ended December 31, 2011, Compared to Year Ended December 31, 2010
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,740)	$(3,590)	$(9,330)
Mortgage-related securities	1,882	(2,953)	(1,071)
Investment securities	(12,511)	(40)	(12,551)
Interest-earning deposits	(311)	39	(272)
Total interest-earning assets	(16,680)	(6,544)	(23,224)
Interest-bearing liabilities:
Savings deposits	(5)	(21)	(26)
Money market deposits	307	(686)	(379)
Interest-bearing demand deposits	–	(22)	(22)
Certificates of deposit	(3,216)	(5,395)	(8,611)
Advance payment by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	(32,668)	2,187	(30,481)
Total interest-bearing liabilities	(35,582)	(3,938)	(39,520)
Net change in net interest income	$18,902	$(2,606)	$16,296

	Year Ended December 31, 2010, Compared to Year Ended December 31, 2009
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(11,499)	$(5,037)	$(16,536)
Mortgage-related securities	(12,038)	(8,251)	(20,289)
Investment securities	10,218	(12,989)	(2,771)
Interest-earning deposits	64	287	351
Total interest-earning assets	$(13,255)	$(25,990)	$(39,245)
Interest-bearing liabilities:
Savings deposits	7	(84)	(77)
Money market deposits	141	(861)	(720)
Interest-bearing demand deposits	10	(24)	(14)
Certificates of deposit	(2,135)	(13,016)	(15,151)
Advance payment by borrowers for taxes and insurance	–	(5)	(5)
Borrowings	(1,565)	24	(1,541)
Total interest-bearing liabilities	(3,542)	(13,966)	(17,508)
Net change in net interest income	$(9,713)	$(12,024)	$(21,737)

Provision for Loan Losses The Company’s provision for loan losses was $6.7 million, $49.6 million, and $12.4 million during the years ended December 31, 2011, 2010, and 2009, respectively. In recent years the Company’s provision for loan losses has been affected by weak economic conditions, high levels of unemployment, and low values for real estate. These conditions have been particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land. In 2011 the Company recorded $11.8 million in additional loss provisions against a number of larger multi-family, commercial real estate, and business loan relationships, as well as certain smaller residential and consumer loans. The losses on these loans were based on updated independent appraisals and/or internal management evaluations of the collateral that secures the loan, as well as management’s knowledge of current market conditions. In addition, during 2011 the Company recorded approximately $2.4 million in additional loss provisions that reflected management’s general concerns related to continued economic weakness, elevated levels of unemployment, depressed real estate values, and the internal downgrades of certain loans. These developments were partially offset by $7.5 million in loss recaptures on loans that were paid-off during the period, were upgraded to performing status, or improved in performance and/or prospects.

In 2010 the Company noted increased vacancy rates, declining rents, and/or delays in unit sales for many of the properties that secure Company’s loans. In many instances, management’s observations included loans that borrowers and/or loan guarantors had managed to keep current despite underlying difficulties with the collateral properties. In view of those developments and their expected continuation, as well an increasingly strict regulatory environment, management concluded in 2010 that the probability of a number of its loans being collateral dependent had increased, which resulted in a significant increase in provision for loan losses. In 2010 the Company recorded $31.0 million in loss provisions against 34 larger loan relationships aggregating $91.6 million. These loans were secured by commercial real estate, multi-family real estate, undeveloped land, and, in the case of a few commercial business loans, certain other non-real estate assets. During 2010 the Company also recorded $10.0 million in loss provisions on a large number of smaller commercial real estate, multi-family real estate, and commercial business loan relationships, as well as $1.3 million in loss provisions on one- to four-family loans and consumer loans. In general, these losses were based on updated independent appraisals that were received during 2010, but in some cases were based on management judgment. Finally, during 2010 the Company recorded $7.3 million in additional loss provisions that reflected management’s general concerns related to declines in commercial real estate values, weak economic conditions, and high levels of unemployment.

During 2009 the Company recorded $9.5 million in loss provisions against 12 commercial real estate, multi-family real estate, and undeveloped land loan relationships aggregating $33.9 million. The Company also recorded $1.6 million in loss provisions on a number of smaller loans during that period, consisting principally of commercial real estate and commercial business loans and, to a lesser extent, one- to four-family and consumer loans. In general, these losses were based on updated independent appraisals, but in some instances were based on management judgment. Finally, during 2009 the Company also recorded $1.3 million in losses that reflected management’s general concerns relating to deterioration in economic conditions, increased unemployment rates, and declines in real estate values in that period.

Refer to “Financial Condition—Asset Quality” and “Critical Accounting Policies,” below, as well as “Item 1. Business—Asset Quality,” above, for additional discussion related to the Company’s provision for loan losses, allowance for loan losses, asset quality, and related policies and procedures.

Non-Interest Income Total non-interest income for the years ended December 31, 2011, 2010, and 2009, was $23.2 million, $40.6 million, and $31.7 million, respectively. The following paragraphs discuss the principal components of non-interest income and primary reasons for their changes from 2010 to 2011, as well as 2009 to 2010.

Service charges on deposits were $6.4 million, $6.1 million, and $6.4 million in 2011, 2010, and 2009, respectively. Management attributes the improvement in 2011 compared to 2010 to an increase in the Company’s core deposit accounts, consisting of checking, savings, and money market accounts, which increased by $30.9 million or 3.3% during the twelve months ended December 31, 2011. In addition, management believes that challenging economic conditions during 2009 and early 2010 resulted in reduced spending by consumers in general in 2010, which had an adverse impact on the Company’s transaction fee revenue, which consists principally of ATM, debit card, and overdraft fees. Finally, enhancements in 2011 to Bank Mutual’s commercial deposit products and services resulted in increased fee revenue during the year, particularly related to treasury management services.

Brokerage and insurance commissions were $2.8 million, $3.1 million, and $2.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. Commission revenue in 2010 benefited from favorable trends in equity markets in the first half of that year, which resulted in increased revenue from sales of mutual funds and other equity investments relative to 2011 and 2009. In addition, increased competitive pressures in the markets for tax-deferred annuities in recent periods resulted in lower profit margins on the sales of such financial products.

Net loan-related fees and servicing revenue was a loss of $402,000 in 2011 compared income of $103,000 and $184,000 in 2010 and 2009, respectively. The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Gross servicing fees	$2,718	$2,584	$2,193
MSR amortization	(2,747)	(3,277)	(3,023)
MSR valuation (loss) recovery	(862)	281	535
Loan servicing revenue, net	(891)	(412)	(295)
Other loan fee income	489	515	479
Loan-related fees and servicing revenue, net	$(402)	$103	$184

Gross servicing fees increased in 2011 and 2010 due to an increase in the amount of loans the Company services for third-party investors. During 2011, 2010, and 2009, the Company serviced an average of $1.1 billion, $1.0 billion, and $879.9 million, respectively, in loans for third-party investors. Loans serviced for third-party investors have increased the past two years due to increased sales of loans by the Company in the secondary market, as described below. The Company typically retains the servicing on these loans. Related amortization was lower in 2011 due to higher market interest rates on one- to four-family loans during the first half of the year, which resulted in fewer loan prepayments and slower amortization of the MSRs compared to prior periods. However, management expects that amortization of MSRs will be elevated in the near term as a result of recent declines in market interest rates for one- to four-family loans.

Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is recorded as a recovery or charge, as the case may be, in the period in which the change occurs. In 2011 the valuation allowance increased by $862,000 due principally to a decline in market interest rates during the last half of the year, which resulted in increased loan prepayment expectations. The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. If market interest rates for one- to four-family loans increase and/or actual or expected loan prepayment expectations decrease in future periods, the Company could recover all or a portion of its previously established allowance on MSRs, as well as record reduced levels of MSR amortization expense. Alternatively, if interest rates continue to decrease and/or prepayment expectations increase, the Company could potentially record additional charges to earnings related to increases in the valuation allowance on its MSRs. In addition, amortization expense could increase further due to likely increases in loan prepayment activity. Lower interest rates also typically cause an increase in actual mortgage loan prepayment activity, which generally results in an increase in the amortization of MSRs.

Gains on loan sales activities were $6.0 million, $8.6 million, and $9.1 million during the years ended December 31, 2011, 2010, and 2009, respectively. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. During 2011 and 2010 sales of one- to four-family mortgage loans were $292.7 million and $409.4 million, respectively, compared to $584.0 million in 2009. Loan sales were elevated in 2009 as a result of larger relative declines in market interest rates in that period, which encouraged a larger number of borrowers to refinance higher-rate loans into lower rate loans during that period. Market interest rates continued a general decline in 2010 and the latter half of 2011. However, such declines were smaller on a relative basis compared to 2009 and resulted in successively lower levels of refinance activity in 2010 and 2011. Market interest rates for one- to four-family loans have remained at near record lows thus far in 2012. As such, management expects that gains on sales of loans could remain elevated in the near term, but is not certain that such gains can be sustained for the entire year.

Net gain on investments in 2011, 2010, and 2009 was $1.1 million, $16.0 million, and $7.6 million, respectively. During these years the Company sold $20.8 million, $1.1 billion, and $468.8 million, respectively, in available-for-sale securities. The 2011 securities sales consisted of the Company’s remaining investment in a mutual fund that management did not expect would perform well in future periods. The Company’s operating results in 2009 included a net other-than-temporary impairment (“OTTI”) charge of $831,000 related to this same investment. Securities sales in 2010 and 2009 generally consisted of mortgage-related and certain other securities. In 2010 the proceeds from securities sales were generally reinvested in overnight investments and short-term securities or were used to repay FHLB borrowings, as previously described.

The Company’s operating results in 2011 included $389,000 in net OTTI charges. In 2011 the Company recognized $389,000 in net OTTI losses related to its investment in certain private-label CMOs that were rated less than investment grade. Management attributed the net OTTI loss to continued weakness in national housing markets in 2011, which resulted in lower values for the residential properties that secure the CMOs. The Company’s total investment in private-label CMOs was $62.0 million as of December 31, 2011. The collection of the amounts due on the Company’s private-label CMOs is subject to numerous factors outside of management’s control and a future determination of OTTI could result in additional losses being recorded through earnings in future periods. Refer to “Financial Condition—Available-for-Sale Securities,” below, for additional discussion.

The Company’s operating results in 2010 included a $700,000 loss on a $2.6 million net investment in approximately 300 acres of partially-developed land that is held for future development. In the judgment of management, continued declines in real estate values justified the recognition of the loss. There are currently no efforts underway to further develop or dispose of this property.

Other non-interest income was $7.6 million, $7.5 million, and $6.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase in 2010 and sustained level of income in 2011 was due primarily to an increase in earnings from the Company’s investment in bank-owned life insurance (“BOLI”) and certain other employee benefit trusts, the latter having benefited from lower market interest rates in both 2010 and 2011. Also contributing to non-interest income in both of these years were payouts of excess death benefits under the Company’s BOLI plans.

Non-Interest Expense Total non-interest expense for the years ended December 31, 2011, 2010, and 2009 was $124.9 million, $159.8 million, and $68.2 million, respectively. Results in 2011 included a $52.6 million non-cash goodwill impairment recorded by the Company in the second quarter of 2011. This impairment had no effect on the liquidity, operations, tangible capital, or regulatory capital of the Company or the Bank (for additional discussion refer to “Financial Condition—Goodwill,” below). Results in 2010 included a one-time prepayment penalty of $89.3 million related to the Company’s repayment of $756.0 million in borrowings from the FHLB of Chicago prior to their scheduled maturities, as previously discussed. Excluding the goodwill impairment and prepayment penalty, total non-interest expense in 2011 and 2010 was $72.3 million and $70.5 million, respectively, compared to $68.2 million in 2009. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2010 to 2011, as well as 2009 to 2010.

Compensation and related expenses were $38.8 million, $36.0 million, and $39.1 million during the years ended December 31, 2011, 2010, and 2009, respectively. The increase in 2011 was primarily caused by annual merit increases, as well the Company’s hiring of certain key management and other personnel in 2010 and 2011. Also contributing was an increase in certain incentive and bonus payments in 2011. In addition, the increase in 2011 was due to an increase in costs related to the Company’s defined-benefit pension plan. This development was caused by an increase in the number of qualified participants in the plan in recent years, as well as a decline in the interest rate used to determine the present value of the pension obligation. These developments were partially offset by a decline in ESOP expense in 2011 (due to the end in 2010 of the 10-year commitment to the ESOP), as well as a decline in the number of employees employed by the Company.

The decline in compensation and related expenses in 2010 was primarily caused by lower levels of stock-based compensation. ESOP expense was lower in 2010 compared to 2009 because the final award under the plan was not as large as previous year’s awards due to the timing of the ESOP commitment. Also contributing to the decrease in stock-based compensation in 2010 relative to 2009 was a large grant of stock options and restricted stock that was made in 2004 and became fully vested in mid-2009. As such, no amortization expense related to that grant was recorded after 2009. Also contributing to the decrease in compensation expense in 2010 was a decrease in the number of personnel employed by the Company. These developments were only partially offset by the impact of annual merit increases granted to employees in 2010 and the hiring of certain key management in 2010.

As of December 31, 2011, the Company had 648 full-time associates and 71 part-time associates. This compared to 682 full-time and 82 part-time employees at December 31, 2010, and 717 full-time and 98 part-time associates at December 31, 2009.

Occupancy and equipment expense during the years ended December 31, 2011, 2010, and 2009 was $11.5 million, $11.2 million, and $11.8 million, respectively. The increase in 2011 was primarily caused by higher levels of repair and maintenance costs and rent expense in 2011 compared to 2010. The decrease in occupancy and equipment expense in 2010 compared to 2009 was primarily caused by lower data processing costs, due to the negotiation of a new contract with the Company’s third-party data processor in late 2009, as well as lower levels of repair and maintenance expense and rent expense in 2010 relative to prior periods.

Federal insurance premiums and special assessments were $3.2 million, $4.1 million, and $4.6 million during 2011, 2010, and 2009, respectively. In the second quarter of 2011 the FDIC implemented a new rule that changed the deposit insurance assessment base from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated assets (minus average tangible equity and certain other adjustments). The Company’s deposit insurance costs declined in 2011 as a result of the new rule because the Company has a relatively low level of non-deposit funding sources, such as advances from the FHLB of Chicago.

Federal insurance premiums in 2009 included a $1.6 million non-recurring special assessment from the FDIC that was charged to all insured financial institutions based on total assets, less its Tier 1 capital. Excluding this special assessment, the Company’s deposit insurance premiums increased by $1.0 million or 33.5% in 2010 compared to 2009. In the second quarter of 2009 the FDIC raised its regular premium rates for all financial institutions. In addition, during the first quarter of 2009 the Company utilized the last of certain premium credits that had been available to offset deposit premium costs.

Net losses and expenses on foreclosed real estate were $7.0 million, $8.3 million, and $1.3 million during the twelve months ended December 31, 2011, 2010, and 2009, respectively. In recent periods the Company has experienced an increase in losses on foreclosed real estate due to continued declines in real estate values and weak economic conditions. If these conditions persist, future losses on foreclosed real estate could remain elevated in the near term.

Other non-interest expense was $11.7 million, $10.9 million, and $11.4 million during the years ended December 31, 2011, 2010, and 2009, respectively. The increase in 2011 was caused by higher professional fees and legal expense compared to 2010. The decrease in 2010 was caused by lower expenses related to marketing and advertising in 2010 compared to 2009.

Income Tax Expense (Benefit) Income tax expense (benefit) was $1.8 million, $(49.9) million, and $5.4 million in 2011, 2010, and 2009, respectively. The large income tax benefit in 2010 was caused by the Company’s pre-tax loss, which was primarily the result of the FHLB prepayment penalty and the large provision for loan losses in that year, as previously described. Income tax expense in 2009 was net of a $1.8 million tax benefit related to a change in Wisconsin tax law that enabled the Company to eliminate a valuation allowance it had established against a deferred tax asset in prior years. Excluding this $1.8 million tax benefit in 2009, as well as the impact of the goodwill impairment in 2011 (which is not deductible for income tax purposes), the Company’s effective tax rate (“ETR”) in 2011, 2010, and 2009 was 26.1%, 40.7%, and 37.7%, respectively. The Company’s ETR was lower in 2011 because non-taxable revenue, such as earnings from BOLI, comprised a larger portion of pre-tax income or loss than it did in 2010 and 2009 (again, excluding the impact of the goodwill impairment). For additional information related to the Company's income taxes, refer to “Item 1A. Risk Factors.”

Financial Condition

Overview The Company’s total assets decreased by $93.3 million or 3.6% during the year ended December 31, 2011. A substantial portion of this decline was caused by the $52.6 million goodwill impairment, as previously described. In addition, during 2011 the Company’s cash and cash equivalents declined by $111.9 million or 48.1% and its loans held-for-sale and loans receivable declined by $22.6 million or 1.7% in the aggregate. Cash flows from these sources were used to purchase available-for-sale securities, which increased by a $118.5 million or 17.9% during 2011, and to fund a $56.6 million or 2.7% decrease in deposit liabilities. Shareholders’ equity decreased from $313.0 million at December 31, 2010, to $265.8 million at December 31, 2011, due principally to the goodwill impairment. Non-performing assets decreased by $42.4 million or 29.8% during the year to $99.9 million at December 31, 2011. The following paragraphs describe these changes in greater detail, along with other changes in the Company’s financial condition during the year ended December 31, 2011.

Cash and Cash Equivalents Cash and cash equivalents declined from $232.8 million at December 31, 2010, to $120.9 million at December 31, 2011. This decline was primarily caused by the Company’s purchase of mortgage-related securities during the period, as well as decrease in deposit liabilities.

Securities Available-for-Sale The Company’s portfolio of securities available-for-sale increased by $118.5 million or 17.9% during the year ended December 31, 2011. This increase was primarily the result of the Company’s purchase of $507.1 million in medium-term government agency MBSs and CMOs during the period. The impact of these purchases was partially offset by $205.8 million in securities that were called by issuers during the period, as well as the sale of a $20.8 million mutual fund, as previously described.

The following table presents the carrying value of the Company’s investment securities and mortgage-related securities portfolios at the dates indicated. For all securities and for all periods presented, the carrying value is equal to fair value.

	December 31
	2011	2010	2009
	(Dollars in thousands)
Investment securities:
Mutual funds	–	$22,055	$22,312
United States government and federal agency obligations	–	205,968	591,792
Total investment securities available-for-sale	–	228,023	614,104
Mortgage-related securities:
Freddie Mac	$548,944	314,067	295,188
Fannie Mae	170,020	30,810	224,758
Ginnie Mae	778	2,755	235,120
Private-label CMOs	62,028	87,602	111,782
Total mortgage-related securities	781,770	435,234	866,848
Total securities available-for-sale	$781,770	$663,258	$1,480,952

The following table presents the Company’s investment securities and mortgage-related securities activities for the periods indicated.

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Investment securities available-for-sale:
Carrying value at beginning of period	$228,024	$614,104	$419,138
Purchases	–	3,118,204	689,075
Sales	(20,837)	(709)	(18,087)
Calls	(205,825)	(3,506,718)	(467,902)
Discount accretion (premium amortization), net	–	314	406
Increase (decrease) in net unrealized loss	(1,362)	2,828	(8,526)
Net increase (decrease) in investment securities	(228,024)	(386,080)	194,966
Carrying value at end of period	–	$228,024	$614,104
Mortgage-related securities available-for-sale:
Carrying value at beginning of period	$435,234	$866,848	$850,867
Purchases	507,052	819,675	779,170
Sales	–	(1,058,055)	(468,794)
Principal repayments	(167,587)	(187,664)	(318,225)
Discount accretion (premium amortization), net	(3,922)	(2,383)	(2,445)
Other-than-temporary impairment	(389)	–	–
Increase (decrease) in net unrealized loss	11,383	(3,187)	26,275
Net increase (decrease) in mortgage-related securities	346,536	(431,614)	15,981
Carrying value at end of period	$781,770	$435,234	$866,848

The table below presents information regarding the carrying values, weighted average yields, and contractual maturities of the Company’s mortgage-related securities at December 31, 2011.

	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-related securities by issuer:
Ginnie Mae pass-through certificates	–	–	–	–	–	–	$50	6.71%	$50	6.71%
Fannie Mae pass-through certificates	$107	6.54%	$1,802	6.99%	$22,564	2.59%	–	–	24,473	2.92
Freddie Mac pass-through certificates	–	–	15	6.01	14,549	2.62	–	–	14,564	2.63
Private-label CMOs	–	–	–	–	27,379	5.13	34,649	3.14	62,028	3.93
Freddie Mac, Fannie Mae, and Ginnie Mae REMICs	–	–	5,290	1.44	73,377	1.94	601,988	2.43	680,655	2.37
Total mortgage-related securities	$107	6.54%	$7,107	2.86%	$137,869	2.75%	$636,687	2.47%	$781,770	2.52%
Mortgage-related securities by coupon:
Adjustable-rate coupon	–	–	–	–	–	–	$30,894	2.81%	$30,894	2.81%
Fixed-rate coupon	$107	6.54%	$7,107	2.86%	$137,869	2.75%	605,793	2.46	750,876	2.52
Total mortgage-related securities	$107	6.54%	$7,107	2.86%	$137,869	2.75%	$636,687	2.47%	$781,770	2.52%

The Company classifies all of its securities as available-for-sale. Changes in the fair value of such securities are recorded through accumulated other comprehensive income (loss), net of related income tax effect, which is a component of shareholders’ equity. The fair value adjustment on the Company’s available-for-sale securities was a net unrealized gain of $7.7 million at December 31, 2011, compared to a net unrealized loss of $2.3 million at December 31, 2010. This change was primarily caused by lower market interest rates at December 31, 2011, compared to December 31, 2010. Lower market interest rates typically result in higher fair values for the types of securities owned by the Company.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, several of the securities in the portfolio have been downgraded since their purchase. The following table presents the credit ratings, carrying values, and unrealized losses of the Company’s private-label CMO portfolio as of the dates indicated:

	December 31, 2011		December 31, 2010
	Carrying Value	Net Unrealized Gain (Loss)	Carrying Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Credit rating (1):
AAA/Aaa	$5,386	$210	$12,876	$322
AA/Aa	2,512	58	8,600	(84)
A	6,951	(271)	19,249	(1,155)
BBB/Baa	10,428	(366)	11,142	(242)
Less than investment grade (2)	36,751	(5,357)	35,735	(1,981)
Total private-label CMOs	$62,028	$(5,726)	$87,602	$(3,139)

(1)	In instances of split-ratings, each security has been classified according to its lowest rating.
(2)	Securities rated less than investment grade are adversely classified as substandard in accordance with federal guidelines (refer to “Item 1. Business—Asset Quality”).

During the second quarter of 2011 management determined that it is unlikely the Company would collect all amounts due according to the contractual terms on three of its securities that are rated less than investment grade. Accordingly, the Company recorded $389,000 in net OTTI loss on these securities in that period. As of December 31, 2011, management has determined that none of the Company’s other private-label CMOs were other-than-temporarily impaired as of that date. The Company does not intend to sell any of its private-label CMOs before it collects all the amounts due. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion relating to the Company’s securities available-for-sale, refer to “Results of Operations—Non-Interest Income,” above, and “Critical Accounting Policies—Other-Than-Temporary Impairment,” below. In addition, refer to “Item 1. Business—Investment Activities” and “Item 1A. Risk Factors.”

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. The following table presents a summary of the activity in the Company’s loans held-for-sale for the periods indicated:

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Balance outstanding at beginning of period	$37,819	$13,534	$19,030
Origination of loans intended for sale (1)	272,785	434,388	578,312
Principal balance of loans sold	(292,720)	(409,369)	(583,966)
Change in net unrealized gains or losses (2)	1,308	(734)	158
Total loans held-for-sale	$19,192	$37,819	$13,534

(1)	Excludes one- to four-family loans originated for the Company’s loan portfolio.
(2)	Refer to “Note 1. Basis of Presentation” in “Item 8. Financial Statements and Supplementary Data.”

The origination of one- to four-family mortgage loans intended for sale and the corresponding sale of such loans has declined each year since 2009 due to smaller relative declines in interest rates in 2010 and 2011 which resulted in successively lower levels of refinance activity in these years. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above.

Loans Receivable Loans receivable decreased by $3.9 million or 0.3% as of December 31, 2011, compared to December 31, 2010. The Company’s aggregate portfolio of multi-family and commercial real estate mortgage loans decreased from $495.5 million at December 31, 2010, to $473.2 million at December 31, 2011. This decrease was caused by loan payoffs and foreclosures that exceeded originations during the period. Despite this decrease, the Company’s originations of multi-family and commercial real estate loans were $119.2 million in the aggregate in 2011 compared to $47.2 million in 2010. Management attributes this increase, as well as a $35.9 million or over 100% increase in originations of commercial business loans, to recent efforts to improve the Company’s share of the mid-tier commercial banking market (defined as business entities with sales revenues of $5 to $100 million), which is a new market segment for the Company. In 2010 and 2011 the Company added experienced leaders to its senior management team and hired a number of commercial relationship managers experienced in managing and selling financial services to the mid-tier commercial banking market. In the near term the Company expects to add additional professionals capable of serving this market segment, although there can be no assurances as to the extent or timing of such staff additions.

The Company’s portfolio of construction and development loans was $82.0 million at December 31, 2011, compared to $83.5 million at December 31, 2010. Originations of construction and development loans declined from $29.0 million in 2010 to $24.9 million in 2011. Most of the originations in 2011 were loans secured by single- and multi-family properties.

The Company’s portfolio of one- to four-family loans declined from $531.9 million at December 31, 2010, to $508.5 million at December 31, 2011. In 2011 loan repayments exceeded the Company’s origination of one- to four-family loans that it retains in portfolio, which consists principally of adjustable-rate loans and, from time-to-time, fixed-rate loans with maturity terms of up to 15 years. The Company also retains certain 30-year, fixed-rate loans in its portfolio under an internal low-income lending program. Repayments of one- to four-family loans have been elevated in recent years due to lower market interest rates that encourage borrowers to refinance adjustable-rate loans, as well as higher-cost fixed-rate loans, into longer-term, fixed-rate loans that the Company sells in the secondary market. Despite the decrease in the Company’s one- to four-family loan portfolio in 2011, originations of loans the Company retains in portfolio increased by $46.8 million or 106% compared to 2010. Management attributes this increase to a decision earlier in 2011 to retain a limited amount of 15-year, fixed-rate mortgage loans in portfolio, as well as the implementation of the aforementioned low-income lending program.

The Company’s consumer loan portfolio declined from $243.5 million at December 31, 2010, to $238.5 million at December 31, 2011. This decrease was caused by loan payoffs, foreclosures, and reposessions that exceeded originations during the period. Consumer loan originations, which consist primarily of fixed-term home equity loans and home equity lines of credit, were $91.7 million in 2011 compared to $78.2 million in 2010. Management attributes this increase to more competitive pricing and increased marketing efforts for these types of loans in 2011.

The Company’s portfolio of commercial business loans increased from $50.1 million at December 31, 2010, to $87.7 million at December 31, 2011. Commercial business loan originations in 2011 were $70.4 million compared to $34.5 million in the previous year. The reasons for these increases were noted in a previous paragraph.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	December 31
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Mortgage loans:
Permanent mortgage loans:
One- to four-family	$508,503	36.59%	$531,874	37.87%	$644,852	41.45%	$867,810	45.82%	$1,042,019	50.29%
Multi-family	247,040	17.77	247,210	17.60	200,222	12.87	199,709	10.54	216,147	10.43
Commercial real estate	226,195	16.27	248,253	17.68	262,855	16.90	222,462	11.74	189,209	9.13
Total permanent mortgages	981,738	70.63	1,027,337	73.15	1,107,929	71.22	1,289,981	68.10	1,447,375	69.85
Construction and development:
One- to four-family	16,263	1.17	13,479	0.96	11,441	0.74	17,517	0.92	35,040	1.69
Multi-family	29,409	2.12	19,308	1.37	52,323	3.36	74,208	3.92	58,712	2.83
Commercial real estate	19,907	1.43	24,939	1.78	27,040	1.74	82,795	4.37	58,026	2.80
Land	16,429	1.18	25,764	1.83	33,758	2.17	43,601	2.30	43,872	2.12
Total construction and development loans	82,008	5.90	83,490	5.94	124,562	8.01	218,121	11.51	195,650	9.44
Total mortgage loans	1,063,746	76.53	1,110,827	79.09	1,232,491	79.23	1,508,102	79.61	1,643,025	79.29
Consumer loans:
Fixed term home equity	102,561	7.38	103,619	7.38	124,519	8.00	173,104	9.14	199,161	9.62
Home equity lines of credit	86,540	6.23	87,383	6.24	88,796	5.71	86,962	4.59	90,631	4.37
Student	15,711	1.13	17,695	1.25	19,793	1.27	21,469	1.13	21,845	1.05
Home improvement	24,237	1.74	24,551	1.76	28,441	1.83	36,023	1.90	33,604	1.62
Automobile	2,228	0.16	2,814	0.20	4,077	0.26	11,775	0.62	24,878	1.20
Other	7,177	0.52	7,436	0.52	9,871	0.63	8,740	0.46	9,439	0.46
Total consumer loans	238,454	17.16	243,498	17.35	275,497	17.71	338,073	17.84	379,558	18.32
Commercial business loans	87,715	6.31	50,123	3.56	47,708	3.07	48,277	2.55	49,635	2.40
Gross loans receivable	1,389,915	100.00%	1,404,448	100.00%	1,555,696	100.00%	1,894,452	100.00%	2,072,218	100.00%
Undisbursed loan proceeds	(41,859)		(32,345)		(32,690)		(54,187)		(68,457)
Allowance for loan losses	(27,928)		(47,985)		(17,028)		(12,208)		(11,774)
Deferred fees and costs, net	(492)		(549)		78		996		2,569
Total loans receivable, net	$1,319,636		$1,323,569		$1,506,056		$1,829,053		$1,994,556

The following table presents a summary of the Company’s activity in loans receivable for the periods indicated.

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Balance outstanding at beginning of period	$1,323,569	$1,506,056	$1,829,053
Originations:
One- to four-family loans (1)	91,042	44,929	47,466
Multi-family loans	55,859	25,091	10,889
Commercial real estate loans	63,376	22,068	42,505
Construction and development loans	24,921	29,029	15,720
Total mortgage loan originations	235,198	121,117	116,580
Consumer loans	91,685	78,198	76,854
Commercial business loans	70,404	34,530	22,617
Total originations	397,287	233,845	216,051
Purchases of one- to four-family mortgage loans	–	–	2,658
Principal payments and repayments:
Mortgage loans	(232,814)	(220,673)	(371,128)
Consumer loans	(96,729)	(110,197)	(139,430)
Commercial business loans	(32,812)	(32,115)	(23,186)
Total principal payments and repayments	(362,355)	(362,985)	(533,744)
Transfers to foreclosed properties, real estate owned, and repossessed assets	(49,465)	(22,108)	(23,721)
Net change in undisbursed loan proceeds, allowance for loan losses, and deferred fees and costs	10,600	(31,239)	15,759
Total loans receivable, net	$1,319,636	$1,323,569	$1,506,056

(1)	Excludes one- to four-family loans originated for sale.

The following table presents the contractual maturity of the Company’s construction and development loans and its commercial business loans at December 31, 2011. The table does not include the effect of prepayments or scheduled principal amortization.

	December 31, 2011
	Commercial Business Loans	Construction and Development Loans	Total
	(Dollars in thousands)
Amounts due:
Within one year or less	$31,998	$25,672	$57,670
After one year through five years	49,846	29,971	79,817
After five years	5,871	26,365	32,236
Total due after one year	55,717	56,336	112,053
Total commercial and construction loans	$87,715	$82,008	$169,723

The following table presents, as of December 31, 2011, the dollar amount of the Company’s construction and development loans and its commercial loans due after one year and whether these loans have fixed interest rates or adjustable interest rates.

	Due After One Year
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial business loans	$28,392	$27,325	$55,717
Construction and development loans	37,983	18,353	56,336
Total loans due after one year	$66,375	$45,678	$112,053

Foreclosed Properties and Repossessed Assets The Company’s foreclosed properties and repossessed assets increased to $24.7 million at December 31, 2011, compared to $19.3 million at December 31, 2010. This increase was caused by foreclosures related to a number of commercial real estate loans and, to a lesser extent, single-family residential loans. This increase was partially offset by sales of foreclosed real estate, as well as continued charge-offs on foreclosed properties. This latter development was due to continued declines in real estate values and weak economic conditions, as previously described. Management expects foreclosed properties and repossessed assets to remain elevated in the near term as the Company continues to work out its non-performing loans. Refer to “Financial Condition—Asset Quality,” below.

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

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.4 million at December 31, 2011, compared to $7.8 million at December 31, 2010, net of valuation allowances of $868,000 and $6,000, respectively. As of both December 31, 2011 and 2010, the Company serviced $1.1 billion in loans for third-party investors. For additional information, refer to “Results of Operations—Non-Interest Income,” above, and “Critical Accounting Policies—Mortgage Servicing Rights,” below, as well as “Item 1. Business—Lending Activities,” above.

Other Assets Other assets consist of the following items on the dates indicated:

	December 31
	2011	2010
	(Dollars in thousands)
Accrued interest receivable:
Mortgage-related securities	$1,320	$1,432
Investment securities	537	511
Loans receivable	4,664	5,506
Total accrued interest receivable	6,521	7,449
Bank owned life insurance	56,604	55,600
Premises and equipment	50,423	51,165
Federal Home Loan Bank stock, at cost	46,092	46,092
Prepaid FDIC insurance premiums	5,673	8,694
Current and deferred income taxes	37,493	63,639
Other assets	22,020	22,070
Total other assets	$224,826	$254,709

BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met. The increase in BOLI in 2011 was a result of the increase in the accumulated cash value of the insurance policies during the period.

The Company and its subsidiaries conduct their business through an executive office and 79 banking offices, which had an aggregate net book value of $48.2 million as of December 31, 2011, excluding furniture, fixtures, and equipment. As of December 31, 2011, the Company owned the building and land for 69 of its property locations and leased the space for 11.

The Company’s investment in the common stock of the FHLB of Chicago did not change in 2011. The FHLB of Chicago requires that its members own its common stock as a condition for borrowing; the stock is redeemable at par. As of December 31, 2011, the Company owned substantially more common stock of the FHLB of Chicago than it would otherwise be required to own given its asset size or level of borrowings from the FHLB of Chicago. However, approximately $18.4 million of this investment was redeemed by the FHLB of Chicago in February 2012. For additional discussion refer to the section entitled “Federal Home Loan Bank System” in “Item 1. Business—Regulation and Supervision.”

The Company’s investment in the common stock of the FHLB of Chicago is carried at cost (par value) and is periodically reviewed for impairment. Investments in FHLB common stock are considered to be long-term investments under GAAP. Accordingly, the evaluation of FHLB common stock for impairment is based on management’s assessment of the ultimate recoverability at the stock’s par value rather than by temporary declines in its value. Based on a review of the FHLB of Chicago’s results of operations, capital, liquidity, commitments, and other activities during 2011, as well as the continued status of the FHLB System as a government-sponsored entity, management concluded that the Company’s FHLB stock was not impaired as of December 31, 2011. However, this conclusion is subject to numerous factors outside the Company’s control, including, but not limited to, future legislative or regulatory changes and/or adverse economic developments that could have a negative impact on the Company’s investment in the common stock of the FHLB of Chicago. Accordingly, a future determination of impairment could result in significant losses being recorded through earnings in future periods.

Prepaid FDIC insurance premiums declined from $8.7 million at December 31, 2010, to $5.7 million at December 31, 2011. In December 2009 the FDIC required insured financial institutions to prepay their estimated FDIC deposit insurance premiums through 2012. The regular quarterly payments to the FDIC that are otherwise required from the Company have been applied against this amount and expensed on a quarterly basis, which is the reason for the decline in the prepaid balance during 2011.

The Company’s current and deferred income taxes decreased by $26.1 million or 41.1% during the year ended December 31, 2011. This decrease was due to the receipt of tax refunds in 2011 related to a pre-tax loss in 2010 and the carryback of such loss to 2009 and 2008. Contributing to a lesser degree was a decrease in deferred income taxes related to unrealized gains on available-for-sale securities, which is recorded in accumulated other comprehensive income (loss), net of the related income tax effect. As of December 31, 2011 and 2010, the Company’s net deferred tax asset was $37.5 million and $40.3 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. Refer to “Critical Accounting Policies,” below, for additional discussion.

Deposit Liabilities Deposit liabilities decreased by $56.6 million or 2.7% during the twelve months ended December 31, 2011, to $2.0 billion compared to $2.1 billion at December 31, 2010. Core deposits, consisting of checking, savings, and money market accounts, increased by $30.9 million or 3.3% during the year while certificates of deposit declined by $87.5 million or 7.7%. The Company has reduced the rates it offers on this product during the past year in an effort to manage its overall liquidity position, which has resulted in a decline in certificates of deposit since December 31, 2010.

The following table presents the distribution of the Company’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	December 31
	2011			2010			2009
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of Total	Average		of Total	Average		of Total	Average
		Deposit	Nominal		Deposit	Nominal		Deposit	Nominal
	Amount	Liabilities	Rate	Amount	Liabilities	Rate	Amount	Liabilities	Rate
	(Dollars in thousands)
Regular savings	$204,263	10.10%	0.03%	$210,334	10.12%	0.04%	$196,983	9.22%	0.06%
Interest-bearing demand	229,990	11.38	0.01	219,136	10.54	0.02	211,448	9.89	0.04
Money market savings	432,248	21.38	0.19	423,923	20.40	0.57	345,144	16.14	0.58
Non-interest bearing demand	112,211	5.55	0.00	94,446	4.54	0.00	94,619	4.43	0.00
Total demand accounts	978,712	48.41	0.09	947,839	45.60	0.27	848,194	39.68	0.26
Certificates of deposit:
With original maturities of:
Three months or less	9,988	0.49	0.11	12,922	0.62	0.25	17,645	0.83	0.63
Over three to 12 months	162,949	8.06	0.50	194,458	9.36	0.94	239,660	11.21	1.60
Over 12 to 24 months	569,485	28.17	1.10	663,576	31.93	1.60	812,154	37.99	2.62
Over 24 to 36 months	138,677	6.86	1.98	92,268	4.44	2.10	46,550	2.18	2.39
Over 36 to48 months	1,282	0.06	4.31	5,137	0.25	4.36	5,126	0.24	4.38
Over 48 to 60 months	160,570	7.95	3.68	162,110	7.81	3.81	168,179	7.87	3.99
Over 60 months	–	–	–	–	–	–	–	–	–
Total certificates of deposit	1,042,951	51.59	1.51	1,130,471	54.40	1.84	1,289,314	60.32	2.58
Total deposit liabilities	$2,021,663	100.00%	0.82%	$2,078,310	100.00%	1.12%	$2,137,508	100.00%	1.66%

At December 31, 2011, the Company had $291.4 million in certificates of deposit with balances of $100,000 and over maturing as follows:

Amount
(In thousands)
Maturing in:
Three months or less	$51,330
Over three months through six months	57,864
Over six months through 12 months	96,603
Over 12 months through 24 months	64,751
Over 24 months through 36 months	17,089
Over 36 months	3,748
Total certificates of deposits greater than $100,000	$291,385

The following table presents the Company’s activity in its deposit liabilities for the periods indicated:

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Total deposit liabilities at beginning of period	$2,078,310	$2,137,508	$2,128,277
Net withdrawals	(74,632)	(85,039)	(31,341)
Interest credited, net of penalties	17,986	25,841	40,572
Total deposit liabilities at end of period	$2,021,663	$2,078,310	$2,137,508

Borrowings The Company’s borrowings, which consist of advances from the FHLB of Chicago, increased slightly in 2011. The Company’s advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity. In December 2010, the Company repaid $756.0 million in high-cost borrowings that had an average remaining maturity of six years. The Company recognized a one-time charge of $89.3 million during the fourth quarter of 2010, as previously noted. As of December 31, 2011, $100.0 million in advances from the FHLB of Chicago that mature in July 2012 are redeemable at the option of the FHLB of Chicago, although management believes such is unlikely to occur.

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

The following table sets forth certain information regarding the Company’s borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance outstanding at end of year:
FHLB term advances	$153,091	$149,934	$906,979	$907,971	$912,459
Overnight borrowings from FHLB	–	–	–	–	–
Weighted average interest rate at end of year:
FHLB term advances	4.69%	4.79%	4.26%	4.26%	4.27%
Overnight borrowings from FHLB	–	–	–	–	–
Maximum amount outstanding during the year:
FHLB term advances	$199,493	$906,979	$907,971	$912,459	$921,781
Overnight borrowings from FHLB	–	–	–	5,000	52,100
Other borrowings	–	–	–	1,103	–
Average amount outstanding during the year:
FHLB term advances	$156,521	$871,212	$907,443	$910,517	$865,540
Overnight borrowings from FHLB	–	–	–	22	3,570
Other borrowings	–	–	–	3	–
Weighted average interest rate during the year:
FHLB term advances	4.59%	4.32%	4.32%	4.34%	4.34%
Overnight borrowings from FHLB	–	–	–	3.75%	5.56%
Other borrowings	–	–	–	1.92%	–

Shareholders’ Equity The Company’s shareholders’ equity decreased from $313.0 million at December 31, 2010, to $265.8 million at December 31, 2011. This decrease was principally caused by the $52.6 million goodwill impairment, as previously described. The Company’s ratio of shareholders’ equity to total assets was 10.64% at December 31, 2011, compared to 12.07% at December 31, 2010. If goodwill had been excluded from shareholders’ equity and total assets as of December 31, 2010, this ratio would have been 10.25% as of that date. Book value per share of the Company’s common stock was $5.75 at December 31, 2011, compared to $6.84 at December 31, 2010. If goodwill had been excluded from this computation at December 31, 2010, this value would have been $5.69 as of that date.

During 2011 the Company paid total cash dividends of $0.06 per share. The dividend payout ratio during this period was 57.5% of earnings excluding the goodwill impairment. On February 6, 2012, the Company’s board of directors announced that it had declared a $0.01 per share dividend payable on March 1, 2012, to shareholders of record on February 17, 2012. In 2011 the Company did not repurchase any shares of its common stock and the Company does not currently have a program authorizing the purchase of shares.

The payment of dividends or the repurchase of common stock by the Company is highly dependent on the ability of the Bank to pay dividends or otherwise distribute capital to the Company. Such payments are subject to any requirements imposed by law or regulations and to the application and interpretation thereof by the OCC and FRB, which have become increasingly strict as to the amount of capital it expects financial institutions to maintain. The Company cannot provide any assurances that dividends will continue to be paid, the amount of any such dividends, or the possible future resumption of share repurchases. For further information about factors which could affect the Company’s payment of dividends (including the MOUs), refer to “Item 1. Business—Regulation and Supervision,” as well as “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities,” above.

Asset Quality The following table presents information regarding non-accrual mortgage loans, consumer loans, commercial business loans, accruing loans delinquent 90 days or more, and foreclosed properties and repossessed assets as of the dates indicated.

	December 31
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$14,868	$18,684	$12,126	$8,185	$2,446
Multi-family	22,905	31,660	3,357	13,255	3,702
Commercial real estate	23,997	41,244	18,840	5,573	2,056
Construction and development	9,368	26,563	4,859	2,847	3,047
Total non-accrual mortgage loans	71,138	118,151	39,182	29,860	11,251
Non-accrual consumer loans:
Secured by real estate	1,457	1,369	1,433	759	585
Other consumer loans	207	275	212	400	345
Total non-accrual consumer loans	1,664	1,644	1,645	1,159	930
Non-accrual commercial business loans	1,642	2,779	923	1,494	159
Total non-accrual loans	74,444	122,574	41,750	32,513	12,340
Accruing loans delinquent 90 days or more (1)	696	373	834	576	602
Total non-performing loans	75,140	122,947	42,584	33,089	12,942
Foreclosed real estate and repossessed assets	24,724	19,293	17,689	4,768	3,687
Total non-performing assets	$99,864	$142,240	$60,273	$37,857	$16,629

Non-performing loans to total loans	5.69%	9.29%	2.83%	1.81%	0.65%
Non-performing assets to total assets	4.00%	5.49%	1.72%	1.08%	0.48%
Interest income that would have been recognized if non-accrual loans had been current	$4,535	$4,734	$2,671	$2,519	$1,002

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.

The Company’s level of non-performing loans has been elevated in recent years due to weak economic conditions and high unemployment rates, which has strained the financial condition of many borrowers and has resulted in higher levels of loan delinquencies. As a result, many properties securing the Company’s loans have experienced increased vacancy rates, reduced lease rates, and/or delays in unit sales, as well as lower real estate values. Although the Company’s non-performing loans remained elevated in 2011 due to these conditions, total non-performing loans declined by $47.8 million or 38.9% during the year from $122.9 million at December 31, 2010, to $75.1 million at December 31, 2011. Most of this decline was attributable to a $43.2 million aggregate decrease in non-performing commercial real estate, multi-family, and construction loans. In 2011 six larger loan relationships that aggregated $14.5 million were paid off (the Company recorded $4.1 million in charge-offs related to these loans), six larger loan relationships that aggregated $17.8 million were foreclosed (the Company recorded $5.3 million in charge-offs related to these loans), and the Company recorded $8.9 million in charge-offs related to seven larger loan relationships that that continued to be classified as non-performing as of December 31, 2011. The aggregate balance for these latter loans was $19.4 million (prior to the charge-offs). Finally, non-performing one- to four-family loans and non-performing commercial business loans declined by $3.8 million and $1.1 million, respectively, during the twelve months ended December 31, 2011.

As of December 31, 2011, non-performing loans included $25.2 million in loans that were current on all contractual principal and interest payments, but which management determined should be classified as non-performing in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment. In most cases, interest income is no longer being accrued on these loans and periodic payments are being applied against the recorded investment in the loan.

The Company’s foreclosed properties and repossessed assets increased by $5.4 million or 28.2% during the twelve months ended December 31, 2011. This increase was due in part to $17.8 million in larger foreclosures mentioned in a prior paragraph, as well as additional foreclosures related to smaller loans. These increases were offset in large part by sales of foreclosed properties during the period, as well as charge-offs on foreclosed properties due to continued declines in real estate values and weak economic conditions, as previously described.

The Company’s non-performing assets increased by $82.0 million or 136% in 2010 due in part to 15 unrelated loan relationships that aggregated $38.1 million that were current with respect to all contractual principal and interest payments. Management determined that these loans should be classified as non-performing as of December 31, 2010, in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment. These loans were secured by commercial real estate, multi-family real estate, undeveloped land, and commercial business assets. Also contributing to the increase in non-performing assets in 2010 were 16 larger loan relationships that aggregated $49.2 million that defaulted during the year. These loans were secured by commercial real estate, multi-family real estate, single-family real estate, undeveloped land, and commercial business assets. Also in 2010, non-performing one- to four-family loans increased by $4.0 million, smaller non-performing commercial business loans increased by $5.8 million, smaller non-performing commercial and multi-family real estate loans increased by $2.0 million, and foreclosed real estate and repossessed assets increased by $1.6 million. These developments were partially offset by the combined effects of loan charge-offs and a small decline in non-performing student loans during the year.

The Company’s non-performing assets increased by $22.4 million or 59.2% in 2009. This increase was primarily caused by the default of $15.4 million in loans to seven borrowers that were secured by office and retail buildings, townhomes, and improved land. Also contributing was a $3.9 million increase in non-performing one- to four-family residential loans and a $744,000 increase in non-performing consumer and student loans. Foreclosed real estate and repossessed assets also increased by $12.9 million during 2009, due primarily to the foreclosure of a $9.1 million loan secured by a completed condominium development project that had defaulted in the prior year. These developments were partially offset by the combined effects of loan charge-offs and a small decline in non-performing commercial business loans during the year.

The Company’s non-performing assets increased by $21.2 million or 135% in 2008. This increase was due in part to a $9.1 million loan on a completed condominium development project that defaulted in that year (as mentioned in a preceding paragraph). Also contributing to the increase in 2008 was a $5.7 million increase in non-performing one- to four-family mortgage loans, as well as smaller increases in non-performing commercial real estate, commercial business, and consumer loans, and foreclosed real estate and repossessed assets. These developments were partially offset by the combined effects of loan charge-offs and small declines in non-performing construction and development loans and student loans during the year.

Loans considered to be impaired by the Company at December 31, 2011, totaled $75.1 million as compared to $131.4 million at December 31, 2010, $42.6 million at December 31, 2009, $33.1 million at December 31, 2008, and $20.2 million at December 31, 2007. The average annual balance of loans impaired as of December 31, 2011, was $105.2 million and the interest received and recognized on these loans while they were impaired was $3.3 million.

In addition to non-performing assets, at December 31, 2011, management was closely monitoring $51.2 million in additional loans that were classified as “special mention” and $28.5 million that were adversely classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $8.9 million and $27.1 million, respectively, as of December 31, 2010, and $9.7 million and $31.3 million, respectively, as of December 31, 2009. As of December 31, 2011, these loans are primarily secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Although these loans were performing in accordance with their contractual terms, management deemed their classification prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral. The increase in special mention loans during the year ended December 31, 2011, was primarily caused by the Company’s downgrade of two unrelated loans that aggregate $31.4 million that are secured by a multi-tenant retail complex and two multi-story office buildings. Also contributing were the downgrade of a number of smaller commercial real estate, multi-family, and commercial business loans. Although these loans are performing in accordance with their contractual terms, management determined that classification as special mention was appropriate in light of recent trends in occupancy levels and/or lease rates on the collateral properties. The Company does not expect to incur a loss on these loans at this time, although there can be no assurance.

The following table presents the activity in the Company’s allowance for loan losses at or for the periods indicated.

	At or For the Year Ended December 31
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$47,985	$17,028	$12,208	$11,774	$12,574
Provision for (recovery of) loan losses	6,711	49,619	12,413	1,447	(272)
Charge-offs:
One- to four-family	(3,048)	(528)	(397)	(167)	–
Multi-family	(5,035)	(140)	(4,523)	–	–
Commercial real estate	(15,286)	(11,621)	(1,989)	(446)	(178)
Construction and development	(2,737)	(3,515)	–	–	–
Consumer	(1,036)	(776)	(527)	(411)	(412)
Commercial business	(551)	(2,140)	(210)	(34)	(33)
Total charge-offs	(27,693)	(18,720)	(7,646)	(1,058)	(623)
Recoveries:
One- to four-family	49	20	1	–	–
Multi-family	248	–	–	–	–
Commercial real estate	40	1	19	–	–
Construction and development	550	–	–	–	–
Consumer	20	37	33	45	95
Commercial business	18	–	–	–	–
Total recoveries	925	58	53	45	95
Net charge-offs	(26,768)	(18,662)	(7,593)	(1,013)	(528)
Balance at end of period	$27,928	$47,985	$17,028	$12,208	$11,774

Net charge-offs to average loans	1.96%	1.26%	0.45%	0.05%	0.03%
Allowance for loan losses to total loans	2.12%	3.63%	1.13%	0.67%	0.59%
Allowance for loan losses to non-performing loans	37.17%	39.03%	39.99%	36.89%	90.98%

The increases in the Company’s allowance for loan losses in recent years has been caused by the net effects of loan loss provisions and charge-off activity in such years (refer to “Results of Operations—Provision for Loan Losses,” above). Increases in non-performing loans, as well as management’s general concerns regarding weakness in economic conditions, elevated levels of unemployment, and lower real estate values, have resulted in increased provisions for loan losses in recent years. In addition, the Company’s foreclosure and repossession activity has resulted in increased charge-offs in recent years. Management is unable to determine at this time if or when these trends will reverse.

The Company’s ratio of allowance for loan losses to total loans declined in 2011 as a result of an increase in net charge-offs and a reduced level of provision for loan losses, for reasons previously described. The Company’s ratio of allowance for loan losses as a percent of non-performing loans declined in 2008 and has remained stable since that time as a result of the net effects of the loan loss provision and charge-off activity described above, as well as an elevated level of in non-performing loans.

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

The following table represents the Company’s allocation of its allowance for loan losses by loan category on the dates indicated:

	December 31
	2011		2010		2009		2008		2007
		Percentage		Percentage		Percentage		Percentage		Percentage
		in Category		in Category		in Category		in Category		in Category
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Loan category:
Mortgage loans:
One- to four-family	$3,201	11.46%	$3,726	7.76%	$2,806	16.47%	$3,038	24.89%	$3,324	28.23%
Multi-family	7,442	26.65	9,265	19.31	3,167	18.60	4,197	34.38	2,375	20.17
Commercial real estate	9,467	33.90	21,885	45.61	5,715	33.56	1,113	9.12	1,265	10.74
Construction/development	4,506	16.13	10,141	21.13	1,172	6.88	400	3.28	400	3.40
Total mortgage loans	24,616	88.14	45,017	93.81	12,860	75.52	8,748	71.66	7,364	62.54
Consumer	1,214	4.35	1,427	2.97	2,243	13.17	2,125	17.41	2,266	19.25
Commercial business	2,098	7.51	1,541	3.21	1,925	11.31	1,335	10.94	2,144	18.21
Total allowance for loan losses	$27,928	100.00%	$47,985	100.00%	$17,028	100.00%	$12,208	100.00%	$11,774	100.00%

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

Income Taxes The assessment of the Company’s tax assets and liabilities involves the use of estimates, forecasts, assumptions, interpretations, and judgment concerning the Company’s estimated future results of operations, as well as certain accounting pronouncements and federal and state tax codes. Management evaluates the Company’s net deferred tax asset on an on-going basis to determine if a valuation allowance is required. This evaluation requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings excluding one-time charges (such as the FHLB prepayment penalty in 2010 and the goodwill impairment in 2011), expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions and results of operations.

Goodwill The Company had recorded goodwill in prior periods as a result of two acquisitions in which the purchase price exceeded the fair value of tangible and identifiable intangible net assets acquired. In the second quarter of 2011, in connection with the preparation of its financial statements for the quarter, management determined that the value of the Company’s goodwill was impaired. The analysis of goodwill for impairment required the use of significant management judgment.

The Company describes all of its significant accounting policies in “Note 1. Basis of Presentation” in “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. All amounts in the table exclude interest costs to be paid in the periods indicated, if applicable. Further discussion of the nature of each obligation is included in the referenced note to the Company’s Consolidated Financial Statements.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposit liabilities without a stated maturity	$978,712	–	–	–	$978,712
Certificates of deposit	709,362	$311,904	$21,685	–	1,042,951
Borrowed funds	100,000	233	–	$52,858	153,091
Operating leases	1,045	1,915	1,666	3,098	7,724
Purchase obligations	1,680	3,360	3,360	4,620	13,020
Deferred retirement plans and deferred compensation plans	1,080	2,203	1,711	7,559	12,553

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

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2011. Further discussion of these commitments is included in the “Note 13. Financial Instruments with Off-Balance Sheet Risk” in “Item 8. Financial Statements and Supplementary Data.”

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial real estate	$9,006	–	–	–	$9,006
Residential real estate	31,984	–	–	–	31,984
Revolving home equity and credit card lines	151,807	–	–	–	151,807
Standby letters of credit	349	$51	–	$10	410
Commercial letters of credit	43,518	–	–	–	43,518
Unused commercial lines of credit	870	–	–	–	870
Net commitments to sell mortgage loans	62,025	–	–	–	62,025

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$23,063	$22,906	$22,017	$21,359
Interest expense	7,240	6,801	6,531	6,183
Net interest income	15,823	16,105	15,486	15,176
Provision for loan losses	3,180	805	1,093	1,632
Net interest income after provision for loan losses	12,643	15,300	14,393	13,544
Total non-interest income	5,795	4,759	5,474	7,130
Total non-interest expense (1)	17,050	71,184	17,920	18,746
Income (loss) before taxes	1,388	(51,125)	1,947	1,928
Income tax expense	361	266	610	516
Net income (loss) before non-controlling interest	1,027	(51,391)	1,337	1,412
Net loss attributable to non-controlling interest	13	14	12	10
Net income (loss)	$1,040	$(51,377)	$1,349	$1,422

Earnings (loss) per share-basic	$0.02	$(1.12)	$0.02	$0.03
Earnings (loss) per share-diluted	$0.02	$(1.12)	$0.02	$0.03
Cash dividend paid per share	$0.03	$0.01	$0.01	$0.01

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands; except per share amounts)
Interest income	$31,992	$29,586	$28,441	$22,551
Interest expense	17,877	17,191	16,730	14,478
Net interest income	14,115	12,395	11,711	8,073
Provision for loan losses	3,366	6,150	6,163	33,940
Net interest income after provision for loan losses	10,749	6,245	5,548	(25,867)
Total non-interest income	8,968	12,390	12,963	6,282
Total non-interest expense (2)	16,562	17,742	17,278	108,243
Income (loss) before taxes	3,155	893	1,233	(127,828)
Income tax expense (benefit)	1,051	162	307	(51,430)
Net income (loss) before non-controlling interest	2,104	731	926	(76,398)
Net income attributable to non-controlling interest	(1)	–	–	(1)
Net income (loss)	$2,103	$731	$926	$(76,399)

Earnings (loss) per share-basic	$0.05	$0.02	$0.02	$(1.68)
Earnings (loss) per share-diluted	$0.05	$0.02	$0.02	$(1.68)
Cash dividend paid per share	$0.07	$0.07	$0.03	$0.03

(1)	Non-interest expense in the quarter ended June 30, 2011, include a $52.6 million goodwill impairment.
(2)	Non-interest expense in the quarter ended December 31, 2010, included $89.3 million loss on early repayment of FHLB of Chicago borrowings.

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

Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature during a given period of time. The difference, or the interest rate sensitivity "gap," provides an indication of the extent to which the Company’s interest rate spread will be affected by changes in interest rates. Refer to "Gap Analysis" below. Interest rate sensitivity is also measured through analysis of changes in the present value of the Company’s equity. Refer to “Present Value of Equity,” below.

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

To achieve the objectives of managing interest rate risk, the Company’s executive management meets periodically to discuss and monitor the market interest rate environment and provides reports to the board of directors. Management seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, the Company’s earnings will remain within an acceptable range. The primary objectives of the Company’s interest rate management strategy are to:

•	maintain earnings and capital within self-imposed parameters over a range of possible interest rate environments;

•	coordinate interest rate risk policies and procedures with other elements of the Company’s business plan, all within the context of the current business environment and regulatory capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by the board of directors.

Historically, the Company’s lending activities have been concentrated in one- to four-family first and second mortgage loans. The Company’s primary source of funds has been deposits and borrowings, consisting primarily of certificates of deposit and borrowings which have substantially shorter terms to maturity than the loan portfolio. The Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:

•	emphasizing the origination of adjustable-rate and certain 15-year fixed-rate mortgage loans for its portfolio, and selling certain 15, 20, and 30 year fixed-rate mortgage loans in the secondary market;

•	emphasizing variable-rate and short-term commercial business loans;

•	maintaining a significant level of investment securities and mortgage-related securities with a weighted average life of less than eight years or with interest rates that reprice in less than five years; and

•	managing deposits and borrowings to provide stable funding.

Management believes that the frequent repricing of adjustable-rate mortgage loans, the cash flows from 15-year fixed-rate real estate loans, the shorter duration of consumer loans, and adjustable rate features and shorter durations of investment securities, reduce the Company’s interest rate risk exposure to acceptable levels.

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

The table on the next page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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

	December 31, 2011
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	2 Years	5 Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Permanent:
Fixed	$61,136	$89,877	$151,864	$100,351	–	$403,228
Adjustable	78,077	262,860	102,209	36,478	$2,449	482,073
Construction:
Fixed	–	727	13,213	2,023	9,797	25,760
Adjustable	1,119	256	874	2,762	–	5,011
Consumer loans	102,529	54,453	44,819	20,388	14,751	236,940
Commercial business loans	41,167	21,281	16,316	7,523	462	86,749
Interest-earning deposits	68,629	–	–	–	–	68,629
Investment securities	–	–	–	–	–	–
Mortgage-related securities:
Fixed	48,224	138,237	287,309	156,973	106,611	737,354
Adjustable	36,703	–	–	–	–	36,703
Other interest-earning assets	46,092	–	–	–	–	46,092
Total interest-earning assets	483,676	567,691	616,604	326,498	134,070	2,128,539

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	672	1,992	5,140	4,899	99,524	112,227
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,377	4,082	10,533	10,038	203,946	229,976
Regular savings accounts	1,368	4,048	10,388	9,822	178,636	204,262
Money market accounts	432,248	–	–	–	–	432,248
Certificates of deposit	300,410	510,462	210,393	21,685	–	1,042,950
Advance payments by borrowers for taxes and insurance	–	3,192	–	–	–	3,192
Borrowings	305	100,935	2,859	2,919	46,073	153,091
Total interest-bearing liabilities	736,380	624,711	239,313	49,363	528,179	2,177,946
Interest rate sensitivity gap	$(252,704)	$(57,020)	$377,291	$277,135	$(394,109)	$(49,407)
Cumulative interest rate sensitivity gap	$(252,704)	$(309,274)	$67,567	$344,702	$(49,407)
Cumulative interest rate sensitivity gap as a percent of total assets	(10.11)%	(12.40)%	2.70%	13.80%	(1.98)%
Cumulative interest-earning assets as a percentage of interest-bearing liabilities	65.68%	77.24%	104.22%	120.89%	97.73%

Based on the above gap analysis, at December 31, 2011, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period by $309.3 million. This represented a negative cumulative one-year interest rate sensitivity gap of (12.40)%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 77.24%. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”

In addition to not anticipating all of the factors that could impact future net interest income, gap analysis has certain shortcomings. For example, although certain assets and liabilities may mature or reprice in similar periods, the interest rates on such react by different degrees to changes in market interest rates, especially in instances where changes in rates are limited by contractual caps or floors or instances where rates are influenced by competitive forces. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates (for example, rate changes on most deposit liabilities generally lag changes in market interest rates). Certain assets, such as adjustable-rate loans, have features which limit changes in interest rates on a short term basis and over the life of the loan. If interest rates change, prepayment, and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase.

Present Value of Equity In addition to the gap analysis table, management also uses simulation models to monitor interest rate risk. The models report the present value of equity (“PVE”) in different interest rate environments, assuming an instantaneous and permanent interest rate shock to all interest rate sensitive assets and liabilities. The PVE is the difference between the present value of expected cash flows of interest rate sensitive assets and liabilities. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e., fixed rate, adjustable rate, caps, and floors) relative to the current interest rate environment. For example, in a rising interest rate environment, the fair market value of a fixed-rate asset will decline whereas the fair market value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. Increases in the market value of assets will increase the PVE whereas decreases in market value of assets will decrease the PVE. Conversely, increases in the market value of liabilities will decrease the PVE whereas decreases in the market value of liabilities will increase the PVE.

The following table presents the estimated PVE over a range of interest rate change scenarios at December 31, 2011. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$189,136	$(145,061)	(43.4)%	8.15%	(38.3)%
+300	225,771	(108,426)	(32.4)	9.52	(28.0)
+200	264,956	(69,241)	(20.7)	10.92	(17.4)
+100	301,196	(33,001)	(9.9)	12.15	(8.1)
0	334,197	–	0.0	13.22	0.0
-100	326,798	(7,399)	(2.2)	12.76	(3.5)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bank Mutual Corporation

Milwaukee, Wisconsin

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bank Mutual Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 5, 2012

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31
	2011	2010
	(Dollars in thousands)
Assets

Cash and due from banks	$52,306	$48,393
Interest-earning deposits in banks	68,629	184,439
Cash and cash equivalents	120,935	232,832
Securities available-for-sale, at fair value:
Investment securities	–	228,023
Mortgage-related securities	781,770	435,234
Loans held-for-sale, net	19,192	37,819
Loans receivable, net	1,319,636	1,323,569
Foreclosed properties and repossessed assets	24,724	19,293
Goodwill	–	52,570
Mortgage servicing rights, net	7,401	7,769
Other assets	224,826	254,709

Total assets	$2,498,484	$2,591,818

Liabilities and equity

Liabilities:
Deposit liabilities	$2,021,663	$2,078,310
Borrowings	153,091	149,934
Advance payments by borrowers for taxes and insurance	3,192	2,697
Other liabilities	51,842	44,999
Total liabilities	2,229,788	2,275,940
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2011 and 2010 Issued and outstanding–none in 2011 and 2010	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2011 and 2010 Issued–78,783,849 shares in 2011 and 2010
Outstanding–46,228,984 shares in 2011 and 45,769,443 in 2010	788	788
Additional paid-in capital	490,159	494,377
Retained earnings	140,793	191,238
Accumulated other comprehensive income (loss)	(5,379)	(6,897)
Treasury stock–32,554,865 shares in 2011 and 33,014,406 in 2010	(360,590)	(366,553)
Total shareholders' equity	265,771	312,953
Non-controlling interest in real estate partnership	2,925	2,925
Total equity including non-controlling interest	268,696	315,878

Total liabilities and equity	$2,498,484	$2,591,818

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans	$69,936	$79,266	$95,802
Investment securities	2,877	15,428	18,199
Mortgage-related securities	16,374	17,445	37,734
Interest-earning deposits	158	430	79
Total interest income	89,345	112,569	151,814
Interest expense:
Deposit liabilities	19,568	28,606	44,568
Borrowings	7,183	37,664	39,205
Advance payments by borrowers for taxes and insurance	5	6	11
Total interest expense	26,756	66,276	83,784
Net interest income	62,589	46,293	68,030
Provision for loan losses	6,710	49,619	12,413
Net interest income (loss) after provision for loan losses	55,879	(3,326)	55,617
Non-interest income:
Service charges on deposits	6,429	6,126	6,408
Brokerage and insurance commissions	2,844	3,067	2,785
Loan related fees and servicing revenue, net	(402)	103	184
Gain on loan sales activities, net	5,963	8,571	9,110
Gain on investments, net	1,113	15,966	7,589
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	(1,794)	–	(831)
Non-credit portion of OTTI losses	1,405	–	–
Net OTTI losses	(389)	–	(831)
Loss on real estate held for investment	–	(700)	–
Other non-interest income	7,600	7,470	6,436
Total non-interest income	23,158	40,603	31,681
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	38,844	36,009	39,077
Occupancy and equipment	11,514	11,221	11,760
Federal insurance premiums and special assessments	3,224	4,069	4,597
Losses and expenses on foreclosed real estate, net	7,059	8,266	1,288
Other non-interest expense	11,689	10,912	11,433
	72,330	70,477	68,155
Goodwill impairment	52,570	–	–
Loss on early prepayment of FHLB borrowings	–	89,348	–
Total non-interest expense	124,900	159,825	68,155
Income (loss) before income taxes	(45,863)	(122,548)	19,143
Income tax expense (benefit)	1,752	(49,909)	5,418
Net income (loss) before non-controlling interest	(47,615)	(72,639)	13,725
Net loss (income) attributable to non-controlling interests	50	(1)	–
Net income (loss)	$(47,565)	$(72,640)	$13,725

Per share data:
Earnings (loss) per share–basic	$(1.03)	$(1.59)	$0.29
Earnings (loss) per share–diluted	$(1.03)	$(1.59)	$0.29
Cash dividends per share paid	$.06	$0.20	$0.34

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest in Real Estate Partnership	Total
Balance at December 31, 2008	$788	$498,501	$273,826	$(1,247)	$(16,404)	$(355,853)	$2,924	$402,535
Comprehensive income (loss):
Net income	–	–	13,725	–	–	–	–	13,725
Net income attributable to non-controlling interest	–	–	–	–	–	–	–	–
Other comprehensive income (loss):
Change in net unrealized loss on securities available-for-sale, net of deferred income taxes of $8,847	–	–	–	–	15,660	–	–	15,660
Reclassification adjustment for gain on securities included in income, net of income taxes of $(2,710)	–	–	–	–	(4,048)	–	–	(4,048)
Pension liability, net of deferred income taxes of $1,126	–	–	–	–	2,386	–	–	2,386
Total comprehensive income (loss)	–	–	–	–	–	–	–	27,723
Purchase of treasury stock	–	–	–	–	–	(14,397)	–	(14,397)
Committed ESOP shares	–	1,969	–	900	–	–	–	2,869
Exercise of stock options	–	(1,966)	–	–	–	2,798	–	832
Share based payments	–	872	–	–	–	–	–	872
Cash dividends ($0.34 per share)	–	–	(15,033)	–	–	–	–	(15,033)
Balance at December 31, 2009	$788	$498,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401
Comprehensive income (loss):
Net loss	–	–	(72,640)	–	–	–	–	(72,640)
Net income attributable to non-controlling interest	–	–	–	–	–	–	1	1
Other comprehensive income (loss):
Change in net unrealized loss on securities available-for-sale, net of deferred income taxes of $6,259	–	–	–	–	9,347	–	–	9,347
Reclassification adjustment for gain on securities included in income, net of income taxes of $(6,403)	–	–	–	–	(9,563)	–	–	(9,563)
Pension asset, net of deferred income taxes of $(2,850)	–	–	–	–	(4,275)	–	–	(4,275)
Total comprehensive income (loss)	–	–	–	–	–	–	–	(77,130)
Purchase of treasury stock	–	–	–	–	–	(5,029)	–	(5,029)
Issuance of management recognition plan shares	–	(332)	–	–	–	332	–	–
Committed ESOP shares	–	408	–	347	–	–	–	755
Exercise of stock options	–	(5,212)	–	–	–	5,596	–	384
Share based payments	–	137	–	–	–	–	–	137
Cash dividends ($0.20 per share)	–	–	(8,640)	–	–	–	–	(8,640)
Balance at December 31, 2010	$788	$494,377	$191,238	–	$(6,897)	$(366,553)	$2,925	$315,878

(continued)

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Equity (continued)

							Non-Controlling
		Additional		Unearned	Accumulated Other		Interest in
	Common	Paid-In	Retained	ESOP	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Shares	Income (Loss)	Stock	Partnership	Total
Balance at December 31, 2010	$788	$494,377	$191,238	–	$(6,897)	$(366,553)	$2,925	$315,878
Comprehensive income (loss):
Net loss	–	–	(47,565)	–	–	–	–	(47,565)
Net loss attributable to non-controlling interest	–	–	–	–	–	–	(50)	(50)
Other comprehensive income (loss):
Non-credit portion of other-than-temporary impairment on securities available-for-sale, net of deferred income taxes of $(563)	–	–	–	–	(842)	–	–	(842)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $5,028	–	–	–	–	7,511	–	–	7,511
Reclassification adjustment for gain on securities included in income, net of income taxes of $(446)	–	–	–	–	(667)	–	–	(667)
Pension asset, net of deferred income taxes of $(2,990)	–	–	–	–	(4,484)	–	–	(4,484)
Total comprehensive income (loss)	–	–	–	–	–	–	–	(46,097)
Equity contribution by non-controlling real estate partnership	–	–	–	–	–	–	50	50
Issuance of management recognition plan shares	–	(123)	–	–	–	123		–
Exercise of stock options	–	(4,375)	–	–	–	5,840	–	1,465
Share based payments	–	280	–	–	–	–	–	280
Cash dividends ($0.06 per share)	–	–	(2,880)	–	–	–	–	(2,880)
Balance at December 31, 2011	$788	$490,159	$140,793	–	$(5,379)	$(360,590)	$2,925	$268,696

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(47,565)	$(72,640)	$13,725
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net provision for loan losses	6,710	49,619	12,413
Provision for depreciation	2,576	2,600	2,567
Amortization of other intangible assets	405	405	405
Amortization of mortgage servicing rights	2,747	3,277	3,023
Goodwill impairment	52,570	–	–
Increase (decrease) in valuation on MSRs	862	(281)	(535)
Increase (decrease) in non-controlling interest in real estate partnership	(50)	1	–
Stock-based compensation expense	280	891	3,741
Net premium amortization on securities	3,923	2,068	2,039
Loans originated for sale	(272,785)	(434,388)	(578,312)
Proceeds from loan sales	294,134	414,808	587,234
Net gain on sale of available-for-sale securities	(1,113)	(15,966)	(7,589)
Net other-than-temporary impairment losses	389	–	831
Loss on foreclosed real estate, net	4,926	6,346	646
Loss on real estate held for investment	–	700	–
Gain on sales of loans originated for sale	(5,963)	(8,571)	(9,110)
Loss on early repayment of FHLB borrowings	–	89,348	–
Increase in accrued interest receivable	928	5,872	3,212
Decrease (increase) in deferred tax benefit	1,830	(32,075)	(1,863)
Decrease (increase) in other assets	36,669	(16,914)	(11,170)
Increase (decrease) in other liabilities	2,359	(18,944)	13,077
Net cash provided (used) by operating activities	83,832	(23,844)	34,334
Investing activities:
Proceeds from maturities of investment securities	205,825	3,506,718	467,902
Purchases of investment securities	–	(3,118,204)	(689,075)
Purchases of mortgage-related securities	(507,052)	(819,675)	(779,170)
Principal repayments on mortgage-related securities	167,587	187,664	318,225
Proceeds from sale of mutual funds	21,950	–	–
Proceeds from sale of mortgage-related securities	–	1,074,730	493,639
Net decrease (increase) in loans receivable	(47,661)	112,261	286,863
Proceeds from sale of foreclosed properties	19,822	6,259	3,949
Net purchases of premises and equipment	(1,840)	(2,049)	(2,122)
Net cash provided (used) by investing activities	(141,369)	947,704	100,211

(continued)

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Financing activities:
Net cash inflows (outflows) from deposit liabilities	$(56,647)	$(59,198)	$9,231
Increase in long-term borrowings	4,270	–	–
Repayments on long-term borrowings including loss on early prepayment	(1,113)	(846,393)	(992)
Net increase in advance payments by borrowers for taxes and insurance	495	189	579
Proceeds from exercise of stock options	1,416	359	556
Excess tax benefit from exercise of stock options	49	26	276
Cash dividends	(2,880)	(8,640)	(15,033)
Equity contribution by non-controlling real estate partnership	50	–	–
Purchase of treasury stock	–	(5,029)	(14,397)
Net cash used in financing activities	(54,360)	(918,686)	(19,780)
Increase (decrease) in cash and cash equivalents	(111,897)	5,174	114,765
Cash and cash equivalents at beginning of year	232,832	227,658	112,893
Cash and cash equivalents at end of year	$120,935	$232,832	$227,658

Supplemental information:
Cash received (paid) in period for:
Interest on deposits and borrowings	$(28,434)	$(68,070)	$(84,927)
Income taxes	23,412	(5,062)	(9,112)
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	49,465	22,407	23,721
Due to brokers for securities purchases	–	–	20,000

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

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

Cash and Cash Equivalents

The Company considers federal funds sold and interest-bearing deposits in banks that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank of Chicago. The average amount of reserve balances for each of the years ended December 31, 2011 and 2010, was approximately $25.

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

Securities Available-for-Sale

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

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

Loans Receivable and Loans Held-for-Sale

Loans receivable are recorded at cost, net of undisbursed loan proceeds, allowance for loan losses, unamortized deferred fees and costs, and unamortized purchase premiums or discounts, if any. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of loan yield. Purchase premiums and discounts are also amortized as an adjustment of yield.

Loans held-for-sale, which generally consists of recently originated fixed-rate residential mortgage loans, are recorded at market value, determined on an individual loan basis. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.

Accrued Interest on Loans

Interest on loans receivable is accrued and credited to income as earned. The Company measures the past due status of a loan by the number of days that have elapsed since the borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days. At that time, the loan is considered impaired and any accrued but uncollected interest is reversed. Additional interest income is recorded only to the extent that payments are received, collection of the principal is reasonably assured, and/or the net recorded investment in the loan is deemed to be collectible. Loans are generally restored to accrual status when the obligation is brought to a current status by the borrower.

Allowance for Loan Losses and Impaired Loans

The Company classifies its loan portfolio into six segments for purposes of determining its allowance for loan losses: one- to four-family, multi-family, commercial real estate, construction and development, consumer, and commercial business loans. This segmentation is based on the nature of the loan collateral and the purpose of the loan, which in the judgment of management are the primary risk characteristics that determine the allowance for loan loss. Loans in the one- to four-family, multi-family, and commercial real estate segments are secured principally by real estate. Loans in the consumer segment may be secured by real estate (such as of home equity loans and lines of credit), by personal property (such as automobiles), or may be unsecured. Loans in the commercial business segment are typically secured by equipment, inventory, receivables, other business assets, and in some instances, business and personal real estate, or may be unsecured. The commercial real estate segment consists of non-residential loans secured by office, retail/wholesale, industrial/warehouse, and other properties. The construction and development segment consists of loans secured by one- to four-family, multi-family, commercial real estate, and developed and undeveloped land.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

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

The allowance for loan losses for each segment is determined using a combined approach. Individual loans in the segments that have been identified as impaired are analyzed individually to determine an appropriate allowance for loan loss. In addition, the allowance for loan losses for each segment is augmented using a homogenous pool approach for loans in each segment that are current and/or have not been individually identified as impaired loans. The homogenous approach utilizes loss rates that are developed by management using the qualitative factors and other considerations outlined in the previous paragraph.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

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

Foreclosed Properties and Repossessed Assets

Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Costs related to the development and improvement of property are capitalized, whereas costs related to holding the property are expensed. Gains and losses on sales are recognized based on the carrying value upon closing of the sale. In 2011 the Company revised its presentation of losses and expenses on foreclosed real estate, net. This resulted in the reclassification of $1,920 and $642 of net expenses in 2010 and 2009, respectively, from other non-interest expense to losses and expenses on foreclosed real estate, net. This change had no impact on total assets, net income, or cash flows for 2010 or 2009.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Goodwill

In prior years the Company recorded goodwill as the result of the acquisitions of financial institutions in 1997 and 2000. In the second quarter of 2011, in connection with the preparation of its financial statements for the quarter, the Company determined that its goodwill was impaired. The Company performed an interim goodwill impairment test during that quarter as a result of a number of developments including the decline in the Company’s stock price and market capitalization and the announcement that the Company and Bank had each entered into a separate MOU with their primary regulators. To determine the fair value of goodwill, as well as the amount of the impairment, the Company obtained a third-party independent appraisal of the Company, which consists of a single reporting unit, and its assets and liabilities. The fair value of the Company was estimated using a weighted average of three valuation methodologies, including a public market peers approach, a comparable transactions approach, and a discounted cash flow approach. A comparison of the weighted average value from these approaches to the net carrying value of the Company indicated that potential impairment existed. The weighted average value of the Company was subsequently compared to the estimated net fair value of the Company’s individual assets and liabilities. As a result of this comparison, the Company concluded that goodwill was impaired and recorded an impairment charge of $52,570 in the second quarter of 2011, which represented the total amount of the Company’s goodwill. The goodwill impairment was not deductible for income tax purposes.

Life Insurance Policies

Investments in life insurance policies owned by the Company are carried at the amount that could be realized under the insurance contract if the Company cashed them in on the respective dates.

Income Taxes

The Company files consolidated federal and combined state income tax returns. A deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized. Changes in valuation allowances are recorded as a component of income taxes.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding for basic EPS calculations. Vested shares of restricted stock which have been awarded under the management recognition plan (“MRP”) provisions of the Company's 2004 and 2001 Stock Incentive Plans are also considered outstanding for basic EPS. Non-vested MRP and stock option shares are considered dilutive potential common shares and are included in the weighted-average number of shares outstanding for diluted EPS.

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

December 31, 2011

(Dollars in thousands, except share and per share amounts)

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

Recent Accounting Changes

In April 2009, the FASB issued new accounting guidance in three areas: recognition and presentation of other-than-temporary impairments (“OTTI”) on debt securities; determining fair value for assets or liabilities in markets that are not orderly; and interim disclosures about the fair value of financial instruments. The new guidance in all of these areas was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the new guidance in all three of these areas during the second quarter of 2009. Application of this new guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity, although it affects how certain matters may be presented in the financial statements.

In June 2009 the FASB amended certain accounting guidelines related to (i) the transfer of financial assets and (ii) the consolidation of variable interest entities. These amended guidelines were effective beginning in the first annual reporting period that began after November 15, 2009, which for the Company was the first quarter of 2010. Earlier application was prohibited. Adoption of these guidelines did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

In January 2010 the FASB issued new accounting guidance related to certain disclosures about fair value measurements. Certain aspects of the new guidance were effective for reporting periods beginning after December 15, 2009, which for the Company was the first quarter of 2010. Certain other aspects were not effective until the first reporting period beginning after December 15, 2010, which for the Company was the first quarter of 2011. The Company’s adoption of this guidance in 2010 and 2011 did not have an impact on its financial condition, results of operations, or liquidity, although it did affect the matters that are disclosed in the financial statements.

In July 2010 the FASB issued new accounting guidance related to certain disclosures about the credit quality of financing receivables, allowances for credit losses, and troubled debt restructurings. Certain aspects of the new guidance were effective for reporting periods ending after December 15, 2010, which for the Company was the fourth quarter of 2010. Certain other aspects of the new guidance, as subsequently amended, were not effective until the accounting periods beginning after June 15, 2011, which for the Company was the third quarter of 2011. The Company's adoption of this new guidance had no impact on its financial condition, results of operations or liquidity, although it does affect matters that are disclosed in the financial statements related to the Company’s loans receivable.

In December 2010 the FASB issued new accounting guidance clarifying the presentation of pro forma information required for business combinations when a public company presents comparative financial information. The amendments in this guidance were effective prospectively for business combinations for which the acquisition date was on or after the first annual reporting period beginning on or after December 15, 2010, which for the Company was the first quarter of 2011. This new accounting guidance did not have an impact on the Company’s financial condition, results of operations, or liquidity, but it may impact future financial disclosures if the Company were to engage in a future business combination.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

During the second quarter of 2011 the FASB issued new accounting guidelines related to (i) accounting for repurchase agreements, (ii) certain fair value measurements of assets, liability, and instruments classified in shareholders’ equity, and (iii) presentation of net income, other comprehensive income, and total comprehensive income (certain aspects the adoption of which were deferred indefinitely in the fourth quarter of 2011). These new guidelines will be effective for the first interim period beginning on or after December 15, 2011, which will be the first quarter of 2012 for the Company. The Company's adoption of these guidelines is not expected to have a material impact on its financial condition, results of operations, or liquidity. However, the new guidelines may affect matters that will be disclosed in the financial statements.

During the fourth quarter of 2011 the FASB issued new accounting guidelines related to (i) the determination of whether a parent should derecognize the in-substance real estate of a subsidiary that is in-substance real estate when the parent ceases to have a controlling financial interest in the subsidiary and (ii) the disclosure of both gross information and net information about instruments eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. Item (i) will be effective for interim and fiscal periods beginning on or after June 15, 2012, which for the Company will be the third quarter of 2012. Item (ii) will be effective for interim and fiscal periods beginning on or after January 1, 2013, which for the Company will be the first quarter of 2013. The Company's adoption of these guidelines is not expected to have a material impact on its financial condition, results of operations, or liquidity. However, the new guidelines may affect matters that will be disclosed in the financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

2. Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale are as follows:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	$537,935	$11,009	–	$548,944
Federal National Mortgage Association	167,601	2,476	$(57)	170,020
Government National Mortgage Association	767	10	–	777
Private-label CMOs	67,754	540	(6,265)	62,029
Total mortgage-related securities	$774,057	$14,035	$(6,322)	$781,770

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investment securities:
U.S. government and federal obligations	$205,825	$395	$(252)	$205,968
Mutual funds	20,837	1,218	–	22,055
Total investment securities	226,662	1,613	(252)	228,023
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	314,858	105	(896)	314,067
Federal National Mortgage Association	30,594	293	(77)	30,810
Government National Mortgage Association	2,711	44	–	2,755
Private-label CMOs	90,741	682	(3,821)	87,602
Total mortgage-related securities	438,904	1,124	(4,794)	435,234
Total securities available-for-sale	$665,566	$2,737	$(5,046)	$663,257

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

2. Securities Available-for-Sale (continued)

As of December 31, 2011, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Mortgage-related securities:
Federal National Mortgage Association	$57	1	$9,603	–	–	–	$57	$9,603
Private-label CMOs	1	1	448	$6,264	20	$40,523	6,265	40,971
Total mortgage-related securities	$58	2	$10,051	$6,264	20	$40,523	$6,322	$50,574

As of December 31, 2010, the following schedule identifies securities by time in which the securities had a gross unrealized loss.

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Investment securities:
U.S. government and federal obligations	$252	4	$49,749	–	–	–	$252	$49,749
Total investment securities	252	4	49,749	–	–	–	252	49,749
Mortgage-related securities:
Federal Home Loan Mortgage Corporation	880	7	187,848	$16	2	$11,688	896	199,536
Federal National Mortgage Association	77	5	26,372	–	–	–	77	26,372
Private-label CMOs	–	–	–	3,821	21	58,669	3,821	58,669
Total mortgage-related securities	957	12	214,220	3,837	23	70,357	4,794	284,577
Total	$1,209	16	$263,969	$3,837	23	$70,357	$5,046	$334,326

Certain of the Company’s securities that were in an unrealized loss position at December 31, 2011 and 2010, consisted of U.S. government and federal agency obligations and mortgage-related securities issued by government-sponsored entities. As of those dates, the Company believed that it was probable that it would receive all future contractual cash flows related to such securities. The Company did not intend to sell the securities and it is unlikely that it would be required to sell the securities before the recovery of their amortized cost. Accordingly, the Company determined that the unrealized loss on its U.S. government and federal agency obligations and mortgage-related securities issued by government-sponsored entities was temporary as of December 31, 2011, and 2010.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

2. Securities Available-for-Sale (continued)

Except as noted below, the Company also determined that the unrealized loss on its private-label CMOs was temporary as of December 31, 2011 and 2010. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities. As of December 31, 2011 and 2010, the Company had private-label CMOs, with a fair value of $36,751 and $35,735 respectively, and unrealized losses of $5,357 and $1,981, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

In 2011 the Company recognized $389 in net OTTI losses in earnings related to its investment in three private-label CMOs. There was no amount recognized in earnings prior to this charge and there was no change to the estimated credit loss component of these OTTI losses during the remainder of 2011. The determination of the net OTTI loss in the second quarter was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. The following assumptions were used in determining the amount of the credit loss: (i) prepayments speeds with a range of 6.1% to 14.9% and a weighted average rate of 11.6%, (ii) default rates with a range of 3.7% to 5.2% and a weighted average rate of 4.4%, (iii) loss severity rates with a range of 40.0% to 43.0% and a weighted average rate of 40.8%, and (iv) current credit enhancements with a range of 5.1% to 6.7% and a weighted average rate of 5.6%. These CMOs had an adjusted cost basis of $8,276 and a fair value of $6,871 at December 31, 2011.

In 2009 the Company recorded an OTTI loss of $831 on a mutual fund investment that it sold in 2011 at a gain of $1,113. A mutual fund investment is considered an equity security for accounting purposes. As such, the OTTI charge recognized in 2009 was equal to the entire difference between the mutual fund’s adjusted cost basis and its fair value as of December 31, 2009. In 2011 the Company revised its presentation of the $831 OTTI loss in 2009, which resulted in its reclassification from gain on investments, net, to presentation as a separate line item on the statement of income. This change had no impact on total assets, net income, or cash flows for 2009.

Results of operations included gross realized gains on the sale of securities available-for-sale of $1,113, $16,041, and $7,589 for 2011, 2010, and 2009, respectively. Gross realized losses on the sale of securities available-for-sale was zero for 2011, $75 for 2010, and zero for 2009.

The following table summarizes the adjustment to accumulated other comprehensive income (loss) and the related income tax effect for securities available-for-sale for each of the three years ended December 31:

	2011	2010	2009
Unrealized net gains (losses)	$11,426	$(359)	$17,749
Non-credit portion of OTTI losses	(1,405)	–	–
Related income tax benefit (expense)	(4,019)	143	(6,137)
Change in accumulated other comprehensive income (loss)	$6,002	$(216)	$11,612

Investment securities with a fair value of approximately $91,731 and $68,500 at December 31, 2011 and 2010, respectively, were pledged to secure deposits, FHLB advances, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable

Loans receivable is summarized as follows:	December 31
	2011	2010
Permanent mortgage loans:
One- to four-family	$508,503	$531,874
Multi-family	247,040	247,210
Commercial real estate	226,195	248,253
Total permanent mortgages	981,738	1,027,337
Construction and development loans:
One- to four-family	16,263	13,479
Multi-family	29,409	19,308
Commercial real estate	19,907	24,939
Land	16,429	25,764
Total construction and development	82,008	83,490
Total mortgage loans	1,063,746	1,110,827
Consumer loans:
Fixed term home equity	102,561	103,619
Home equity lines of credit	86,540	87,383
Student	15,711	17,695
Home improvement	24,237	24,551
Automobile	2,228	2,814
Other	7,177	7,436
Total consumer loans	238,454	243,498
Commercial business loans	87,715	50,123
Gross loans receivable	1,389,915	1,404,448
Undisbursed loan proceeds	(41,859)	(32,345)
Allowance for loan losses	(27,928)	(47,985)
Deferred fees and costs, net	(492)	(549)
Total loans receivable, net	$1,319,636	$1,323,569

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, and Minnesota.

At December 31, 2011 and 2010, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $204,000 and $200,000, respectively, were pledged to secure FHLB advances.

The unpaid principal balance of loans serviced for others was $1,102,126 and $1,076,772 at December 31, 2011 and 2010, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

A summary of the activity in the allowance for loan losses follows:

	Year Ended December 31
	2011	2010	2009
Balance at beginning of period	$47,985	$17,028	$12,208
Provision for loan losses	6,710	49,619	12,413
Charge-offs:
One- to four-family	(3,048)	(528)	(397)
Multi-family	(5,035)	(140)	(4,523)
Commercial real estate	(15,285)	(11,621)	(1,989)
Construction and development	(2,737)	(3,515)	–
Consumer	(1,036)	(776)	(527)
Commercial business	(551)	(2,140)	(210)
Total charge-offs	(27,692)	(18,720)	(7,646)
Recoveries:
One- to four-family	49	20	1
Multi-family	248	–	–
Commercial real estate	40	1	19
Construction and development	550	–	–
Consumer	20	37	33
Commercial business	18	–	–
Total recoveries	925	58	53
Net charge-offs	(26,767)	(18,662)	(7,593)
Balance at end of period	$27,928	$47,985	$17,028

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables summarize the allowance for loan losses by loan portfolio segment during the periods indicated. The tables also summarize the allowance for loan loss and loans receivable as of the dates indicated by the nature of the impairment evaluation, either individually or collectively (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	December 31, 2011
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985
Provision	2,473	199	802	1,343	803	1,090	6,710
Charge-offs	(3,047)	(5,035)	(15,286)	(2,737)	(1,036)	(551)	(27,692)
Recoveries	49	248	40	550	20	18	925
Transfers	–	2,765	2,026	(4,791)	–	–	–
Ending balance	$3,201	$7,442	$9,467	$4,506	$1,214	$2,098	$27,928
Loss allowance individually evaluated for impairment	$364	$2,357	$1,884	$3,196	$376	$128	$8,305
Loss allowance collectively evaluated for impairment	$2,837	$5,085	$7,583	$1,310	$838	$1,970	$19,623

Loan receivable balances at December 31, 2011:
Loans individually evaluated for impairment	$16,075	$24,108	$37,006	$20,075	$1,695	$4,668	$103,627
Loans collectively evaluated for impairment	486,456	222,711	187,230	28,226	236,759	83,047	1,244,429
Total loans receivable	$502,531	$246,819	$224,236	$48,301	$238,454	$87,715	$1,348,056

	December 31, 2010
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$2,806	$3,167	$5,715	$1,172	$2,243	$1,925	$17,028
Provision	1,428	6,238	27,790	12,484	(77)	1,756	49,619
Charge-offs	(528)	(140)	(11,621)	(3,515)	(776)	(2,140)	(18,720)
Recoveries	20	–	1	–	37	–	58
Ending balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985
Loss allowance individually evaluated for impairment	$1,122	$7,134	$12,853	$9,384	$641	$437	$31,571
Loss allowance collectively evaluated for impairment	$2,604	$2,131	$9,032	$757	$786	$1,104	$16,414

Loan receivable balances at December 31, 2010:
Loans individually evaluated for impairment	$18,972	$40,675	$55,849	$27,607	$1,763	$4,799	$149,665
Loans collectively evaluated for impairment	505,100	206,034	189,536	34,442	241,673	45,653	1,222,438
Total loans receivable	$524,072	$246,709	$245,385	$62,049	$243,336	$50,452	$1,372,103

In 2011 and 2010 the Company increased the value for certain factors it uses to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these changes necessary and prudent in light of continued declines in real estate values, persistent weakness in economic conditions, and high unemployment. The Company estimates that these changes, as well as overall increases in the balance of loans to which the various factors are applied, resulted in a $3,209 and $7,636 increase in the total allowance for loan losses during the twelve months ended December 31, 2011 and 2010, respectively. The transfers noted in the table were the result of reclassifying certain construction loans to permanent loans as a result of completed construction.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2011
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
One- to four-family	$2,606	$2,606	$364	$3,916	$51
Multi-family	19,006	19,106	2,357	23,158	851
Commercial real estate:
Office	2,474	2,474	746	7,917	30
Retail/wholesale/mixed	3,220	3,225	570	16,931	78
Industrial/warehouse	1,250	1,250	250	1,286	–
Other	959	964	318	1,175	67
Total commercial real estate	7,903	7,913	1,884	27,309	175
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	4,466	4,488	678	4,482	248
Commercial real estate	152	153	84	1,908	11
Land	2,993	2,995	2,434	2,944	58
Total construction and development	7,611	7,636	3,196	9,334	317
Consumer:
Home equity	413	413	327	446	–
Student	–	–	–	–	–
Other	67	67	49	126	–
Total consumer	480	480	376	572	–
Commercial business:
Term loans	164	165	83	690	15
Lines of credit	117	117	45	324	5
Total commercial business	281	282	128	1,014	20
Total with an allowance recorded	$37,887	$38,023	$8,305	$65,303	$1,414

Impaired loans with no allowance recorded:
One- to four-family	$12,262	$13,645	–	$12,382	$264
Multi-family	3,899	4,413	–	7,117	306
Commercial real estate:
Office	6,580	8,520	–	2,937	375
Retail/wholesale/mixed	8,716	15,318	–	7,797	712
Industrial/warehouse	530	754	–	1,146	25
Other	268	1,044	–	673	9
Total commercial real estate	16,094	25,636	–	12,553	1,121
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	20	–
Commercial real estate	–	–	–	2,459	–
Land	1,757	1,967	–	3,219	28
Total construction and development	1,757	1,967	–	5,698	28
Consumer:
Home equity	1,044	1,044	–	962	43
Student	–	–	–	–	–
Other	140	140	–	110	4
Total consumer	1,184	1,184	–	1,072	47
Commercial business:
Term loans	787	896	–	825	44
Lines of credit	574	699	–	268	40
Total commercial business	1,361	1,595	–	1,094	84
Total with no allowance recorded	$36,557	$48,440	–	$39,915	$1,850

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

	December 31, 2010
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
One- to four-family	$5,301	$5,301	$1,182	$5,411	$21
Multi-family	31,461	31,461	6,834	14,431	460
Commercial real estate:
Office	11,190	11,190	4,938	4,208	–
Retail/wholesale/mixed	16,205	16,205	7,310	5,404	45
Industrial/warehouse	1,419	1,419	305	416	19
Other	714	714	300	143	–
Total commercial real estate	29,528	29,528	12,853	10,171	64
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	4,440	4,440	568	888	–
Commercial real estate	8,923	8,923	4,791	1,785	–
Land	5,477	5,477	3,965	4,896	–
Total construction and development	18,840	18,840	9,324	7,569	–
Consumer:
Home equity	543	543	513	544	19
Student	–	–	–	–	–
Other	176	176	128	177	5
Total consumer	719	719	641	721	24
Commercial business:
Term loans	1,712	1,712	568	746	–
Lines of credit	400	400	169	80	–
Total commercial business	2,112	2,112	737	826	–
Total with an allowance recorded	$87,961	$87,961	$31,571	$39,129	$569

Impaired loans with no allowance recorded:
One- to four-family	$13,381	$13,526	–	$9,383	$14
Multi-family	6,328	6,468	–	3,759	–
Commercial real estate:
Office	725	725	–	145	–
Retail/wholesale/mixed	10,513	16,150	–	6,908	–
Industrial/warehouse	687	927	–	597	–
Other	1,794	2,632	–	2,599	–
Total commercial real estate	13,719	20,434	–	10,249	–
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	100	100	–	20	–
Commercial real estate	3,818	3,818	–	764	–
Land	3,812	7,187	–	4,336	–
Total construction and development	7,730	11,105	–	5,120	–
Consumer:
Home equity	826	826	–	852	21
Student	–	–	–	–	–
Other	99	99	–	17	3
Total consumer	925	925	–	869	24
Commercial business:					–
Term loans	1,138	1,819	–	1,206	–
Lines of credit	194	667	–	472	–
Total commercial business	1,332	2,486	–	1,678	–
Total with no allowance recorded	$43,415	$54,944	–	$31,058	$38

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$482,271	$4,044	$141	$16,075	$502,531
Multi-family	196,231	18,123	8,357	24,108	246,819
Commercial real estate:
Office	49,324	1,853	20,405	9,054	80,636
Retail/wholesale/mixed use	50,108	9,376	19,870	19,849	99,203
Industrial/warehouse	24,431	3,237	2,230	5,698	35,596
Other	4,897	1,318	181	2,405	8,801
Total commercial real estate	128,760	15,784	42,686	37,006	224,236
Construction and development:
One- to four-family	7,704	–	–	–	7,704
Multi-family	4,503	–	–	14,347	18,850
Commercial real estate	4,411	–	–	908	5,319
Land	11,125	299	184	4,820	16,428
Total construction/development	27,743	299	184	20,075	48,301
Consumer:
Home equity	211,834	–	–	1,505	213,339
Student	15,711	–	–	–	15,711
Other	9,214	–	–	190	9,404
Total consumer	236,759	–	–	1,695	238,454
Commercial business:
Term loans	35,433	1,342	–	2,823	39,598
Lines of credit	44,291	1,729	252	1,845	48,117
Total commercial business	79,724	3,071	252	4,668	87,715
Total	$1,151,488	$41,321	$51,620	$103,627	$1,348,056

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at December 31, 2011 and 2010. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at December 31, 2011 and 2010.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	December 31, 2011
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
One- to four-family	$10,713	$2,491	$12,890	26,094	$476,437	$502,531	$14,868
Multi-family	7,692	–	9,949	17,640	229,179	246,819	22,905
Commercial real estate:
Office	745	–	3,743	4,488	76,147	80,636	9,054
Retail/wholesale/mixed	695	154	7,214	8,063	91,139	99,203	11,936
Industrial/warehouse	2,230	–	1,474	3,704	31,892	35,596	1,780
Other	–	–	560	560	8,241	8,801	1,227
Total commercial real estate	3,670	154	12,991	16,815	207,419	224,236	23,997
Construction and development:
One- to four-family	–	–	–	–	7,704	7,704	–
Multi-family	–	4,466	–	4,466	14,384	18,850	4,466
Commercial real estate	–	–	–	–	5,319	5,319	152
Land	238	1,046	3,310	4,594	11,834	16,428	4,750
Total construction	238	5,512	3,310	9,060	39,241	48,301	9,368
Consumer:
Home equity	1,172	439	1,457	3,067	210,271	213,339	1,457
Student	396	310	696	1,403	14,309	15,711	–
Other	137	64	202	404	9,000	9,404	207
Total consumer	1,705	813	2,355	4,874	233,580	238,454	1,664
Commercial business:
Term loans	86	169	412	668	38,930	39,598	951
Lines of credit	58	–	608	665	47,452	48,117	691
Total commercial	144	169	1,020	1,333	86,382	87,715	1,642
Total	$24,162	$9,139	$42,515	$75,816	$1,272,238	$1,348,056	$74,444

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

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

As of December 31, 2011 and 2010, $696 and $373 in student loans, respectively, were 90-days past due, but remained in on accrual status. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. There was one commercial and industrial loan with a balance of $15 added to TDRs during the year ended December 31, 2011. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following table contains the number and dollar amount of TDRs restructured in 2011 that had a payment default in 2011 within twelve months of being restructured.

	Number	Amount
Commercial real estate:
Office	1	$745
Retail/wholesale/mixed	1	3,083
Other	2	486
Total commercial real estate	4	4,314
Construction and development land loans	1	1,867
Commercial business loans	1	15
Total	6	$6,196

All of the TDRs in the above table were included in non-accrual loans at December 31, 2011.

4. Mortgage Servicing Rights

The activity in mortgage servicing rights during the years ended December 31 is presented in the following table.

	2011	2010	2009
Mortgage servicing rights at beginning of year	$7,775	$7,186	$4,525
Additions	3,241	3,866	5,684
Amortization	(2,747)	(3,277)	(3,023)
Mortgage servicing rights at end of year	8,269	7,775	7,186
Valuation allowance	(868)	(6)	(287)
Mortgage servicing rights at end of year	$7,401	$7,769	$6,899

The following table shows the estimated future amortization expense for mortgage servicing rights for the years ended December 31:

2012	$1,220
2013	1,177
2014	1,142
2015	1,113
2016	1,075
Thereafter	1,674
Total	$7,401

The projection of amortization for mortgage servicing rights is based on existing asset balances and interest rate environment as of December 31, 2011. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, loan prepayments, and market conditions.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

5. Other Assets

Other assets are summarized as follow:

	December 31
	2011	2010
Accrued interest:
Mortgage-related securities	$1,851	$1,432
Investment securities	6	511
Loans receivable	4,664	5,506
Total accrued interest	6,521	7,449
Bank owned life insurance	56,604	55,600
Premises and equipment, net	50,423	51,165
Federal Home Loan Bank stock, at cost	46,092	46,092
Prepaid FDIC insurance premiums	5,673	8,694
Other assets	59,513	85,709
Total other assets	$224,826	$254,709

Premises and equipment are summarized as follows:	December 31
	2011	2010
Land and land improvements	$17,655	$17,578
Office buildings	53,139	52,116
Furniture and equipment	18,951	18,648
Leasehold improvements	1,208	1,213
Total cost	90,954	89,555
Accumulated depreciation and amortization	(40,530)	(38,390)
Total premises and equipment, net	$50,423	$51,165

Depreciation expense for 2011, 2010, and 2009 was $2,576, $2,600, and $2,567, respectively.

The Company leases various branch offices, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2033. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2011:

Amount
2012	$1,045
2013	956
2014	956
2015	939
2016	727
Thereafter	3,098
Total	$7,724

Rent expense was $1,002, $969, and $1,146, in 2011, 2010, and 2009, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

6. Deposits Liabilities

Deposit liabilities are summarized as follows:

	December 31
	2011	2010
Checking accounts:
Non-interest-bearing	$112,211	$94,446
Interest-bearing	229,990	219,136
Total checking accounts	342,201	313,582
Money market accounts	432,248	423,923
Regular savings accounts	204,263	210,334
Certificate of deposits:
Due within one year	709,362	825,661
After one but within two years	250,613	126,710
After two but within three years	61,291	134,120
After three but within four years	13,301	29,890
After four but within five years	8,384	14,090
After five years	–	–
Total certificates of deposit	1,042,951	1,130,471
Total deposit liabilities	$2,021,663	$2,078,310

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more was $291,385 and $283,050 at December 31, 2011 and 2010, respectively.

Interest expense on deposits was as follows:

	Year Ended December 31
	2011	2010	2009
Interest-bearing checking accounts	$85	$107	$121
Money market accounts	1,696	2,075	2,795
Regular savings accounts	78	104	181
Certificate of deposits	17,710	26,320	41,471
Total interest expense on deposit liabilities	$19,568	$28,606	$44,568

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

7. Borrowings

Borrowings consist of the following:

	December 31, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	233	4.17	249	4.17
Thereafter	52,858	5.00	49,685	5.15
Total borrowings	$153,091	4.69%	$149,934	4.73%

All of the Company’s FHLB advances are subject to prepayment penalties if voluntarily repaid prior to their stated maturity. In 2010 the Company voluntarily repaid $756,000 of FHLB advances prior to their scheduled maturities and incurred $89,300 prepayment penalty. At December 31, 2011, $100,000 of the Company’s FHLB advances maturing in 2012 are redeemable on a quarterly basis at the option of the FHLB of Chicago.

The Company is required to pledge certain unencumbered mortgage loans and mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Advances are also collateralized by the shares of capital stock of the FHLB of Chicago that are owned by the Company. The Company’s borrowings at the FHLB of Chicago are limited to the lesser of: (i) 35% of total assets; (ii) twenty (20) times the FHLB of Chicago capital stock owned by the Company; or (iii) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities.

At December 31, 2011 and 2010, the Company had lines of credit with two financial institutions that totaled $10,000 and $15,000, respectively. At December 31, 2011 and 2010, there were no amounts outstanding on these lines of credit.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as these terms are defined in regulations) to risk-weighted assets (as these terms are defined in regulations), and of Tier I capital (as these terms are defined in regulations) to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2011, that the Bank met all capital adequacy requirements. Management is not aware of any conditions or events, which would change the Bank’s status as well capitalized.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

8. Shareholders’ Equity (continued)

The Bank’s actual and required regulatory capital amounts and ratios as of December 31, 2011 and 2010, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital	$253,815	18.34%	$110,714	8.00%	$138,392	10.00%
(to risk-weighted assets)
Tier 1 capital	236,516	17.09	55,354	4.00	83,035	6.00
(to risk-weighted assets)
Tier 1 capital	236,516	9.59	98,601	4.00	123,252	5.00
(to adjusted total assets)

As of December 31, 2010:
Total capital	$245,628	17.86%	$110,044	8.00%	$137,555	10.00%
(to risk-weighted assets)
Tier 1 capital	228,434	16.61	55,022	4.00	82,533	6.00
(to risk-weighted assets)
Tier 1 capital	228,434	9.12	100,215	4.00	125,268	5.00
(to adjusted total assets)

The following table presents reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	December 31, 2011		December 31, 2010
	Risk- Based Capital	Tier 1 (Core) Capital	Risk- Based Capital	Tier 1 (Core) Capital
Stockholder’s equity according to the Bank’s records	$264,928	$264,928	$311,279	$311,279
Net unrealized gain on securities available for sale, net of taxes	(4,619)	(4,619)	1,383	1,383
Additional minimum pension asset, net of taxes	9,998	9,998	5,514	5,514
Goodwill and intangibles	(594)	(594)	(53,569)	(53,569)
Investment in “non-includable” subsidiaries	(3,197)	(3,197)	(3,273)	(3,273)
Disallowed deferred tax assets	(30,000)	(30,000)	(32,900)	(32,900)
Allowance for loan losses	17,299	–	17,194	–
Regulatory capital	$253,815	$236,516	$245,628	$228,434

The following table summarizes the components of accumulated other comprehensive income (loss), net of related income tax effects, as of the dates shown:

	December 31
	2011	2010
Net unrealized gain (loss) on securities available-for-sale	$4,619	$(1,383)
Qualified and supplemental defined benefit plans	(9,908)	(5,575)
Other post-retirement benefit plans	(90)	61
Accumulated other comprehensive income (loss)	$(5,379)	$(6,897)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

9. Earnings (Loss) Per Share

The computation of the Company’s basic and diluted earnings (loss) per share is presented in the following table.

	Year Ended December 31
	2011	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$(47,565)	$(72,640)	$13,725
Weighted average shares outstanding	46,038,686	45,529,126	46,177,189
Allocated ESOP shares during the period	–	63,068	327,251
Vested MRP shares during the period	6,978	4,276	61,455
Basic shares outstanding	46,045,664	45,596,490	46,565,895
Basic earnings (loss) per share	$(1.03)	$(1.59)	$0.29

Diluted earnings (loss) per share:
Net income (loss)	$(47,565)	$(72,640)	$13,725
Weighted average shares outstanding used in basic earnings (loss) per share	46,045,664	45,569,490	46,565,895
Net dilutive effect of:
Stock option shares	–	–	612,584
Non-vested MRP shares	–	–	–
Diluted shares outstanding	46,045,664	45,569,490	47,178,479
Diluted earnings (loss) per share	$(1.03)	$(1.59)	$0.29

The Company had stock options for 2,382,500, 1,974,000, and 2,064,000 shares outstanding at December 31, 2011, 2010, and 2009, respectively, which were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive. These shares had weighted average exercise prices of $9.46, $10.56, and $10.75, as of those same dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $173 in 2011, $169 in 2010, and $181 in 2009.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The changes in benefit obligations and plan assets at December 31, 2011 and 2010, are presented in the following table.

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$43,404	$35,032	$7,959	$7,448
Service cost	2,505	1,939	46	–
Interest cost	2,275	2,023	417	426
Actuarial loss	7,000	5,372	977	382
Benefits paid	(1,040)	(962)	(297)	(297)
Benefit obligation at end of year	$54,144	$43,404	$9,102	$7,959

Change in plan assets:
Fair value of plan assets at beginning of year	$40,658	$35,634	–	–
Actual return on plan assets	2,489	986	–	–
Employer contributions	5,000	5,000	$297	$297
Benefits paid	(1,040)	(962)	(297)	(297)
Fair value of plan assets at end of year	47,107	40,658	–	–
Funded status at the end of the year	$(7,037)	$(2,746)	$(9,102)	$(7,959)

The underfunded status of the qualified and supplemental pension plans at December 31, 2011, are recognized in the statement of condition as accrued pension liability.

The following tables summarize the changes in pension plan assets and benefit obligations recognized in accumulated other comprehensive income (loss), net of related income tax effect, for the periods indicated:

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2011	2010	2011	2010
Balance in accumulated other comprehensive income (loss) at the beginning of year	$(5,792)	$(1,785)	$217	$439
Change in unrecognized gain (loss)	(3,750)	(4,007)	(549)	(222)
Change in prior service cost	–	–	(34)	–
Total recognized in other comprehensive income (loss)	(3,750)	(4,007)	(583)	(222)
Balance in accumulated other comprehensive income (loss) at the end of year	$(9,542)	$(5,792)	$(366)	$217

The $(366) in accumulated other comprehensive income (loss) as of December 31, 2011, for the supplemental pension plan consisted of $(322) in unrecognized loss and $(34) in prior service costs. All other period-end balances in the table consisted of unrecognized gain (loss).

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The estimated net of tax costs that will be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year is $1,759 for the qualified plan. The accumulated benefit obligations for the defined benefit pension plan were $50,874 at December 31, 2011, and $39,084 at December 31, 2010.

The assumptions used to determine the benefit obligation as of December 31 is as follows:

	2011	2010
Discount rate	4.21%	5.32%
Rate of increase in compensation levels	3.00%	3.50%
Expected long-term rate of return on plan assets (qualified plan)	6.50%	6.50%

The assumptions used to determine the net cost for the years ended December 31 is as follows:

	2011	2010	2009
Discount rate	5.32%	5.84%	6.07%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets (qualified plan)	6.50%	6.50%	7.00%

The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.

Using an actuarial measurement date of December 31, 2011, 2010, and 2009, components of net periodic benefit cost follow:

	2011	2010	2009
Qualified pension plan:
Interest cost	$2,275	$2,023	$1,821
Service cost	2,505	1,939	1,764
Expected return on plan assets	(2,601)	(2,291)	(1,719)
Amortization of net loss	865	–	558
Net periodic cost	$3,044	$1,671	$2,424
Supplemental pension plan:
Interest cost	$417	$426	$430
Service cost	46	–	196
Amortization of prior service cost	6	–	–
Net periodic cost	$469	$426	$626

At December 31, 2011, the projected benefit payments for each of the plans are as follows:

	Qualified Plan	Supplemental Plan	Total
2012	$1,201	$297	$1,498
2013	1,467	1,013	2,480
2015	1,893	1,013	2,906
2015	2,130	801	2,931
2016	2,393	782	3,175
2017 – 2021	15,620	3,724	19,344
Total	$24,704	$7,630	$32,334

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

 (Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The following tables summarize the fair value of the Company’s pension plan assets as of the dates indicated:

	December 31, 2011
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market fund	$293	–	$293	–
Equity security	632	$632	–	–
Immediate participation guarantee contract	46,182	–	–	$46,182
Total	$47,107	$632	$293	$46,182

	December 31, 2010
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market fund	$262	–	$262	–
Equity security	1,022	$1,022	–	–
Immediate participation guarantee contract	39,374	–	–	$39,374
Total	$40,658	$1,022	$262	$39,374

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

The following table presents a summary of the changes in the fair value of the pension plan’s Level 3 asset during the periods indicated. As noted above, the Company’s Level 3 asset consists entirely of a group annuity contract issued by an insurance company.

	2011	2010
Fair value at the beginning of the period	$39,374	$34,312
Actual return on plan assets	2,848	1,024
Employer contribution	5,000	5,000
Benefits paid	(1,040)	(962)
Fair value at the end of the period	$46,182	$39,374

The Company has a deferred retirement plan for certain non-officer directors who have provided at least five years of service. All eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. The Company has funded these arrangements through “rabbi trust” arrangements and, based on actuarial analyses, believes these obligations are adequately funded. The

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

 (Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

Company also has supplemental retirement plans for certain executives of a financial institution it acquired in 2000. The liabilities related to these plans were $3,362 and $3,297 at December 31, 2011 and 2010, respectively. The net expense (revenue) related to these plans for the years ended December 31, 2011, 2010, and 2009 was $194, $221, and $226, respectively.

11. Stock-Based Benefit Plans

In 2001 the Company’s shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), which provided for stock option awards of up to 4,150,122 shares. Options granted under the 2001 Plan vested over five years and have expiration terms of ten years. The 2001 Plan also provided for restricted stock ("MRP") awards of up to 1,226,977 shares. The 2001 Plan has expired, no further awards may be granted under the plan, and no options or unvested MRP awards remain outstanding under the 2001 Plan.

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provides for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of December 31, 2011, options for 1,033,862 shares and 617,721 MRP shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $120 for 2011, $91 for 2010, and $704 for 2009. Outstanding non-vested MRP grants had a fair value of $119 and an unamortized cost of $272 at December 31, 2011. The cost of these shares is expected to be recognized over a weighted-average period of 1.4 years.

The Company recorded stock option compensation expenses of $161, $46, and $168, for 2011, 2010, and 2009 respectively. As of December 31, 2011, there was $563 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.9 years.

The following schedule reflects activity in the Company’s vested and non-vested stock options and related weighted average exercise prices for the years ended December 31, 2011, 2010, and 2009.

	2011		2010		2009
	Stock Options	Weighted Average Exercise	Stock Options	Weighted Average Exercise	Stock Options	Weighted Average Exercise
Outstanding at beginning of year	2,462,464	$9.0184	3,129,398	$8.1823	3,445,967	$7.8763
Granted	438,500	4.9730	120,000	5.7733	–	–
Exercised	(488,464)	3.2056	(576,934)	3.2056	(246,769)	3.2056
Forfeited	(30,000)	9.1735	(210,000)	10.673	(69,800)	10.6707
Outstanding at end of year	2,382,500	$9.4637	2,462,464	$9.0184	3,129,398	$8.1823

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

 (Dollars in thousands, except share and per share amounts)

11. Stock-Based Benefit Plans (continued)

The following table provides additional information regarding the Company’s outstanding options as of December 31, 2011.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$10.6730	2.3	–	–	1,700,000	–
$12.2340	4.5	–	–	50,000	–
$11.1600	6.3	12,800	–	19,200	–
$12.0250	6.6	20,000	–	30,000	–
$7.2260	8.3	40,000	–	10,000	–
$4.7400	9.0	56,000	–	14,000	–
$5.0500	9.0	388,000	–	–	–
$4.3000	9.2	25,000	–	–	–
$3.7200	9.6	17,500	–	–	–
Total		559,300	–	1,823,200	–
Weighted average remaining contractual life		8.8 years		2.6 years
Weighted average exercise price		$5.4883		$10,6787

The total intrinsic value of options exercised was $296, $1,844, and $1,337 during 2011, 2010, and 2009, respectively. The weighted average grant date fair value of non-vested options at December 31, 2011, was $1.21 per share. In 2011 8,000 non-vested options were forfeited, 438,500 options were granted, and 50,400 options vested.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 438,500 options granted during 2011: risk free interest rate of 2.06%, dividend yield of 2.00%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. The following weighted-average assumptions were used to value 120,000 options granted during 2010: risk free interest rate of 2.42%, dividend yield of 2.44%, expected stock volatility of 25.0%, and expected term to exercise of 7.5 years. There were no stock options granted in 2009.

The Company maintains an Employee Stock Ownership Plan (“ESOP”) for employees that had attained at least 21 years of age and completed one year of service as of December 31, 2010. The ESOP is a qualifying plan under Internal Revenue Service guidelines. In 2000 and 2001, the ESOP borrowed a total of $8,999 and purchased 3,271,946 of the Company’s common shares on various dates in 2000, 2001, and 2002. ESOP expense was recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. Beginning in 2001, one-tenth of the shares were scheduled to be released each year. Also, additional shares could have been released as the ESOP trust received cash dividends from the unallocated shares held in the trust. As of December 31, 2011, no shares remained to be allocated in the ESOP. ESOP expense for the years ended December 31, 2011, 2010, and 2009, was zero, $782, and $2,969, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

 (Dollars in thousands, except share and per share amounts)

11. Stock-Based Benefit Plans (continued)

The following table summarizes the unallocated shares of Company common stock held by the ESOP at December 31.

	2011	2010	2009
Shares allocated to participants in fiscal year	–	126,175	327,251
Unallocated and unearned shares	–	–	126,175
Fair value of unearned ESOP shares	–	–	$874

The Company has no stock compensation plans that have not been approved by shareholders.

12. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. The Company is no longer subject to U.S. federal and Minnesota income tax examinations by tax authorities for years prior to 2007 and, for Wisconsin, years prior to 1997. If any interest and/or penalties would be imposed by an appropriate taxing authority, the Company would report the interest component through miscellaneous operating expense and penalties through income tax expense. The Company had no material uncertain tax positions and had not recorded a liability for unrecognized tax benefits as of or during the three years ended December 31, 2011.

The provision for income taxes consists of the following:

	Year Ended December 31
	2011	2010	2009
Current income tax expense (benefit):
Federal	$45	$(17,924)	$7,193
State	(123)	90	88
Current income tax expense (benefit)	(78)	(17,834)	7,281
Deferred income tax expense (benefit):
Federal	1,475	(22,388)	210
State	355	(9,687)	(2,073)
Deferred income tax expense (benefit)	1,830	(32,075)	(1,863)
Income tax expense (benefit)	$1,752	$(49,909)	$5,418

Income tax expense (benefit) differs from the provision computed at the federal statutory corporate rate as follows:

	Year Ended December 31
	2011	2010	2009
Income (loss) before provision for income taxes	$(45,863)	$(122,548)	$19,143
Tax expense (benefit) at federal statutory rate	$(16,035)	$(42,892)	$6,700
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	239	(6,269)	510
Bank owned life insurance	(831)	(842)	(751)
Goodwill impairment	18,399	–	–
Reversal of valuation allowance, net of federal benefit	(135)	–	(1,800)
Executive compensation in excess of Section 162(m) limit	–	–	141
Tax return and other reserve adjustments	4	47	230
Other	111	47	388
Income tax expense (benefit)	$1,752	$(49,909)	$5,418

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

12. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2011	2010
Deferred tax assets:
Loan loss reserves	$11,211	$19,261
Federal net operating losses and AMT credits	18,914	12,441
State net operating losses	6,229	5,279
Pension	10,588	6,907
Other-than-temporary impairment of investment securities	156	3,493
Non-deductible losses on foreclosed real estate	3,365	2,421
Deferred compensation	1,460	1,512
Unrealized loss on investment securities	–	925
Restricted stock amortization	154	135
Other	1,013	998
Total deferred tax assets	53,090	53,372
Valuation allowance	–	(135)
Total deferred tax assets, net of valuation allowance	53,090	53,237
Deferred tax liabilities:
FHLB stock dividends	5,130	5,130
Purchase accounting adjustments	3,125	3,341
Mortgage servicing rights	2,970	3,118
Property and equipment depreciation	1,095	987
Unrealized gain on investment securities	3,094	–
Other	222	341
Total deferred tax liabilities	15,636	12,917
Net deferred tax asset	$37,454	$40,320

In 2011 and 2009 the Company recorded state tax benefits of $135 and $1,800, respectively, related to the reversal of a valuation allowances it had established against deferred tax assets in prior years. The deferred tax assets related to Wisconsin net operating loss carryovers for which the Company and Bank were unable to determine in prior periods whether it was more likely than not that the tax benefits would be realized in future periods. In 2011 and 2009 Wisconsin law was amended and, as a result of these changes, the Company and Bank determined that certain Wisconsin net operating losses that had not been recognized in prior periods would be realizable, resulting in state tax benefits of $135 and $1,800 in 2011 and 2009, respectively.

For federal and state income tax purposes, the Company has $50,682 and $119,943 in net operating loss carryovers, respectively, and $1,175 in AMT credit carryovers available to offset against future income. The net operating loss carryovers expire in various years through 2031 if unused. The AMT credit carryovers have no expiration date.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

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

Financial instruments whose contract amounts represent credit risk are as follows:

	December 31
	2011	2010
Unused consumer lines of credit	$151,807	$146,381
Unused commercial lines of credit	43,518	20,856
Commitments to extend credit:
Fixed rate	23,793	73,340
Adjustable rate	17,197	1,784
Undisbursed commercial loans	870	462
Standby letters of credit	410	339

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Fannie Mae. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings.

As of December 31, 2011 and 2010, net unrealized gains of $243 and $1,474, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains (losses) of $507 and $(801) on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

 (Dollars in thousands, except share and per share amounts)

13. Financial Instruments with Off-Balance-Sheet Risk (continued)

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated.

	December 31, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$52,699	$1,012	$14,003	$(57)
Forward commitments	62,025	(769)	49,854	1,531
Net unrealized gains		$243		$1,474

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

Securities Available-for-Sale Fair values for these securities are based on price estimates obtained from a third-party independent pricing service using pricing models or quoted prices of comparable instruments. Management has reviewed the pricing methodology used by its pricing service to verify that prices are determined in accordance with the fair value guidance specified in GAAP.

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

December 31, 2011

 (Dollars in thousands, except share and per share amounts)

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

Off-Balance Sheet Financial Instruments Off-balance sheet financial instruments consist of commitments to extend credit, IRLCs, and forward commitments to sell loans. Commitments to extend credit that are not IRLCs generally carry variable rates of interest. As such, the fair value of these instruments is equal to their notional amounts. The carrying value of IRLCs and forward commitments to sell loans, which is equal to their fair value, is the difference between the current market prices for securities collateralized by similar loans and the notional amounts of the IRLCs and forward commitments.

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$120,935	$120,935	$232,832	$232,832
Securities available-for-sale	781,770	781,770	663,257	663,257
Loans held-for-sale	19,192	19,192	37,819	37,819
Loans receivable, net	1,319,636	1,284,651	1,323,569	1,213,460
Mortgage servicing rights	7,401	7,577	7,769	9,368
Federal Home Loan Bank stock	46,092	46,092	46,092	46,092
Accrued interest receivable	6,521	6,521	7,449	7,449
Deposit liabilities	2,021,663	1,968,842	2,078,310	1,967,742
Borrowings	153,091	167,418	149,934	163,521
Advance payments by borrowers	3,192	3,192	2,697	2,697
Accrued interest payable	750	750	2,428	2,428
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	1,012	1,012	(57)	(57)
Forward commitments to sell loans	(769)	(769)	1,531	1,531

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

 (Dollars in thousands, except share and per share amounts)

14. Fair Value of Financial Instruments (continued)

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

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company’s assets and liabilities as of December 31, 2011 and 2010, that are measured at fair value on a recurring basis.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$19,192	–	$19,192
Securities available-for-sale:
Investment securities	–	–	–	–
Mortgage-related securities	–	781,770	–	781,770
Total	–	$800,962	–	$800,962

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$37,819	–	$37,819
Securities available-for-sale:
Investment securities	$22,054	205,970	–	228,024
Mortgage-related securities	–	435,234	–	435,234
Total	$22,054	$679,023	–	$701,077

For purposes of the impairment testing of mortgage servicing rights, the underlying mortgage loans are stratified into pools by product type and, within product type, by interest rates. Pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. The Company considers the fair value of mortgage servicing rights to be Level 3 in the fair value hierarchy. Pools determined to be impaired at December 31, 2011, had an amortized cost basis of $6,812 and a fair value of $5,944 as of that date. Accordingly, the Company recorded a valuation allowance of $868 as of December 31, 2011, as well as a corresponding loss of $862, which was equal to the change in the valuation allowance during the twelve months then ended. Pools determined to be impaired at December 31, 2010, had an amortized cost basis of $390 and a fair value of $384 as of that date. Accordingly, the Company recorded a valuation allowance of $6 as of December 31, 2010, as well as a corresponding gain of $281, which was equal to the change in the valuation allowance during the twelve months then ended.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

(Dollars in thousands, except share and per share amounts)

14. Fair Value of Financial Instruments (continued)

For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (1) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the collateral value method) or (2) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the discounted cash flow method). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals to support the fair value of collateral underlying the loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $8,305 was recorded for loans with a recorded investment of $103,627 at December 31, 2011. These comparable amounts at December 31, 2010, were $31,571 and $149,665, respectively. Provision for loan losses related to these loans was $1,257 and $24,592 in 2011 and 2010, respectively.

Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of December 31, 2011, $22,655 in foreclosed properties were valued at collateral value compared to $17,742 at December 31, 2010. Losses of $4,639 and $5,628 related to these foreclosed properties were recorded in 2011 and 2010, respectively.

15. Condensed Parent Company Only Financial Statements

STATEMENT OF FINANCIAL CONDITION

	December 31
	2011	2010
Assets

Cash and cash equivalents	$2,067	$4,474
Investment in subsidiary	262,002	308,354
Other assets	1,807	125

Total assets	$265,876	$312,953

Liabilities and shareholders’ equity

Other liabilities	$105	–
Shareholders’ equity:
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2011 and 2010 Issued–78,783,849 shares in 2011 and 2010 Outstanding–46,228,984 in 2011 and 45,769,443 shares in 2010	788	$788
Additional paid-in capital	490,159	494,377
Retained earnings	140,793	191,238
Accumulated other comprehensive income (loss)	(5,379)	(6,897)
Treasury stock–32,554,865 shares in 2011 and 33,014,406 shares in 2010	(360,590)	(366,553)
Total shareholders’ equity	265,771	312,953

Total liabilities and shareholders’ equity	$265,876	$312,953

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

 (Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements (continued)

STATEMENT OF INCOME

	Year Ended December 31
	2011	2010	2009
Total income	$17	$43	$207
Total expenses	863	846	1,077
Loss before income taxes	(846)	(803)	(870)
Income tax benefit	(464)	(313)	(338)
Loss before equity in earnings of subsidiary	(382)	(490)	(532)
Equity in earnings (loss) of subsidiary	(47,183)	(72,150)	14,257

Net income (loss)	$(47,565)	$(72,640)	$13,725

STATEMENT OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
Operating activities:
Net income (loss)	$(47,565)	$(72,640)	$13,725
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss (earnings) of Bank subsidiary	47,183	72,150	(14,257)
Stock-based compensation	67	39	253
Change in other operating activities	(1,577)	1,547	493
Net cash provided (used) by operating activities	(1,892)	1,096	214
Investing activities:
Dividends from Bank subsidiary	730	7,450	19,700
Other investing activities	170	78	(664)
Net cash provided by investing activities	900	7,528	19,036
Financing activities:
Cash dividends	(2,880)	(8,640)	(15,033)
Purchase of treasury stock	–	(5,029)	(14,397)
Proceeds from exercise of stock options	1,416	359	556
Excess tax benefit from exercise of stock options	49	26	276
Cash received for MRP grants from Bank subsidiary	–	–	–
Payments received on ESOP	–	347	900
Net cash used in financing activities	(1,415)	(12,937)	(27,698)
Decrease in cash and cash equivalents	(2,407)	(4,313)	(8,448)
Cash and cash equivalents at beginning of year	4,474	8,787	17,235

Cash and cash equivalents at end of year	$2,067	$4,474	$8,787

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, that the disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment and those criteria, management believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bank Mutual Corporation

Milwaukee, Wisconsin

We have audited the internal control over financial reporting of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 5, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 5, 2012

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Information in response to this item is incorporated herein by reference to “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 7, 2012 (the "2012 Annual Meeting Proxy Statement").

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Directors' Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Risk Management and Compensation” in the 2012 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2012 Annual Meeting Proxy Statement.

The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders (1)	2,382,500	$9.4637	1,651,583
Equity compensation plans not approved by security holders	None	None	None

(1)	All options or shares in these columns relate to the 2004 Plan, which was approved by the shareholders in 2004.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees” and “Certain Transactions and Relationships with the Company” in the 2012 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2012 Annual Meeting Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the Report:

1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of the Company and subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data”:

•	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements.

•	Consolidated Statements of Financial Condition—As of December 31, 2011 and 2010.

•	Consolidated Statements of Income—Years Ended December 31, 2011, 2010, and 2009.

•	Consolidated Statements of Equity—Years Ended December 31, 2011, 2010, and 2009.

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010, and 2009.

•	Notes to Consolidated Financial Statements.

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

March 5, 2012

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

Signature and Title

/s/ Michael T. Crowley, Jr.	/s/ Thomas H. Buestrin
Michael T. Crowley, Jr., Chairman,	Thomas H. Buestrin, Director
Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ David A. Baumgarten	/s/ Mark C. Herr
David A. Baumgarten, President and Director	Mark C. Herr, Director

/s/ Michael W. Dosland	/s/ Thomas J. Lopina, Sr.
Michael W. Dosland, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Thomas J. Lopina, Sr., Director

/s/ Richard L. Schroeder	/s/ William J. Mielke
Richard L. Schroeder, Vice President and	William J. Mielke, Director
Controller (Principal Accounting Officer)

/s/ David C. Boerke	/s/ Robert B. Olson
David C. Boerke, Director	Robert B. Olson, Director

/s/ Richard A. Brown	/s/ Jelmer G. Swoboda
Richard A. Brown, Director	Jelmer G. Swoboda, Director

* Each of the above signatures is affixed as of March 5, 2012.

BANK MUTUAL CORPORATION

(“Bank Mutual Corporation” or the “Company”) **

Commission File No. 000-32107

EXHIBIT INDEX
TO
2011 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2011:

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company's Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Bank Mutual Corporation Outside Directors’ Retirement Plan	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan ***	Exhibit 10.3 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (continuing , as amended, through 2013)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6(a)*	Form of Employment Agreement of Mr. Anderegg with Mutual Savings Bank, dated as of January 1, 2001 (superseded)	Exhibit 10.7 to 2000 S-1

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.6(b)*	Form of Amendment thereto, dated as of May 2006 (superseded)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.6(c)*	Form of Employment Agreement (with Messrs. Anderegg, Dosland, Larson, and Mayne)	Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”)

10.7(a)*	Employment Agreement of Mr. Dosland with Bank Mutual dated as of August 18, 2008 (superseded)	Exhibit 10.1 to the Company’s Report on Form 8-K dated August 19, 2008

10.7(b)*	Amendment to Employment Agreement dated August 18, 2008, between Bank Mutual and Michael W. Dosland (superseded)	Exhibit 10.2 to the Company’s Report on Form 8-K dated August 19, 2008

10.8*	Employment Agreement of Mr. Baumgarten with Bank Mutual dated as of April 5, 2010 (continuing through 2013)	Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2010

10.9(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to Bank Mutual’s Annual Report on Form 10-K for the year ended December 31, 2000

10.9(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.10(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Appendix A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.10(b)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Director Stock Option Agreement (superseded)	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

10.10(b)(ii)*	2011 updated Form of Bank Mutual Director Stock Option Agreement	Exhibit 10.11(b)(ii) to the 2010 10-K

10.10(c)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.1(c ) to the 6/30/04 10-Q

10.10(c)(ii)*	2010 updated Form of Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.11(c )(ii) to the 2010 10-K

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.10(c)(iii)*	2012 alternate Form of Bank Mutual Corporation Incentive Stock Option Agreement +		X

10.10(d)*	Form of Restricted Stock Agreement thereunder - Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6/30/04 10-Q

10.10(e)(i)*	Form of Restricted Stock Agreement thereunder—Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6/30/04 10-Q

10.10(e)(ii)*	2011 updated Form of Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.11(e)(ii) to the 2010 10-K

10.10(e)(iii)*	2012 alternate Form of Bank Mutual Corporation Officers Management Recognition Award +		X

10.11(a)*	Bank Mutual Corporation Management Incentive Compensation Plan (superceded)	Exhibit 10.11 to 2009 10-K

10.11(b)*	Bank Mutual Corporation Management Incentive Plan updated for 2012 ++		X

21.1	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

101+++	The following materials are furnished from Bank Mutual Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS+++	XBRL Instance Document	X

101.SCH+++	XBRL Taxonomy Extension Schema Document	X

101.CAL+++	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB+++	XBRL Extension Labels Linkbase Document	X

101.PRE+++	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF+++	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	As used in this Exhibit Index, references to Bank Mutual Corporation and the Company also include, where appropriate, Bank Mutual Corporation, a federally-chartered corporation and the predecessor of the current registrant.
***	Mutual Savings Bank is now known as "Bank Mutual."
+	Includes non-material changes form prior version, consistent with the 2004 Plan.
++	Includes non-material changes from prior version.
+++	In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

