Form 10-Q
period 2012-03-31
BANK MUTUAL CORP
filed 2012-05-08
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐      No ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,326,484 shares, at May 8, 2012.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

Table of Contents

Item		Page

PART I

Item l.	Financial Statements

	Unaudited Condensed Consolidated Statements of Financial Condition
	as of March 31, 2012, and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Income
	for the three months ended March 31, 2012 and 2011	4

	Unaudited Condensed Consolidated Statements of Total Comprehensive
	Income for the three months ended March 31, 2012 and 2011	5

	Unaudited Condensed Consolidated Statements of Equity
	for the three months ended March 31, 2012 and 2011	6

	Unaudited Condensed Consolidated Statements of Cash Flows
	for the three months ended March 31, 2012 and 2011	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	49

PART II

Item 1A.	Risk Factors	50

Item 6.	Exhibits	50

SIGNATURES		51

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	March 31	December 31
	2012	2011
	(Dollars in thousands)
Assets

Cash and due from banks	$31,438	$52,306
Interest-earning deposits	90,273	68,629
Cash and cash equivalents	121,711	120,935
Mortgage-related securities available-for-sale, at fair value	776,838	781,770
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $149,694 in 2012)	150,764	–
Loans held-for-sale, net	22,877	19,192
Loans receivable (net of allowance for loan losses of $25,241 in 2012 and $27,928 in 2011)	1,305,366	1,319,636
Foreclosed properties and repossessed assets	22,176	24,724
Mortgage servicing rights, net	8,039	7,401
Other assets	202,414	224,826

Total assets	$2,610,185	$2,498,484

Liabilities and equity

Liabilities:
Deposit liabilities	$2,032,946	$2,021,663
Borrowings	182,786	153,091
Advance payments by borrowers for taxes and insurance	13,094	3,192
Other liabilities	109,573	51,842
Total liabilities	2,338,399	2,229,788
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2012 and 2011 Issued and outstanding–none in 2012 and 2011	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2012 and 2011 Issued–78,783,849 shares in 2012 and 2011 Outstanding–46,326,484 shares in 2012 and 46,228,984 in 2011	788	788
Additional paid-in capital	489,082	490,159
Retained earnings	141,485	140,793
Accumulated other comprehensive loss	(3,069)	(5,379)
Treasury stock–32,457,365 shares in 2012 and 32,554,865 in 2011	(359,409)	(360,590)
Total shareholders’ equity	268,877	265,771
Non-controlling interest in real estate partnership	2,909	2,925
Total equity including non-controlling interest	271,786	268,696

Total liabilities and equity	$2,610,185	$2,498,484

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,423	$17,873
Mortgage-related securities	4,301	3,795
Investment securities	12	1,344
Interest-earning deposits	41	51
Total interest income	20,777	23,063
Interest expense:
Deposit liabilities	4,055	5,469
Borrowings	1,823	1,770
Advance payments by borrowers for taxes and insurance	1	1
Total interest expense	5,879	7,240
Net interest income	14,898	15,823
Provision for loan losses	51	3,180
Net interest income after provision for loan losses	14,847	12,643
Non-interest income:
Service charges on deposits	1,559	1,468
Brokerage and insurance commissions	581	614
Loan related fees and servicing revenue, net	137	251
Gain on loan sales activities, net	2,904	596
Gain on investments, net	–	1,113
Increase in cash surrender value of life insurance	527	545
Other non-interest income	1,563	1,208
Total non-interest income	7,271	5,795
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,575	9,399
Occupancy and equipment	2,954	2,998
Federal insurance premiums	831	1,022
Advertising and marketing	599	245
Losses and expenses on foreclosed real estate, net	2,779	1,030
Other non-interest expense	2,779	2,356
Total non-interest expense	20,517	17,050
Income before income taxes	1,601	1,388
Income tax expense	462	361
Net income before non-controlling interest	1,139	1,027
Net loss attributable to non-controlling interest	16	13

Net income	$1,155	$1,040

Per share data:
Earnings per share–basic	$0.03	$0.02
Earnings per share–diluted	$0.03	$0.02
Cash dividends per share paid	$0.01	$0.03

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended March 31
	2012	2011
	(Dollars in thousands, except per share data)

Net income before non-controlling interest	$1,139	$1,027
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $1,449 in 2012 and $331 in 2011	2,165	495
Reclassification adjustment for realized gains on sales of securities available-for-sale, net of income taxes of $(446) in 2011	–	(667)
	2,165	(172)
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $97 in 2012	145	–
Other pension-related adjustments, net of deferred income taxes of $(41) in 2011	–	(62)
	145	(62)
Total other comprehensive income (loss), net of tax	2,310	(234)
Total comprehensive income before non-controlling interest	3,449	793
Comprehensive loss attributable to non-controlling interest	16	13

Total comprehensive income	$3,465	$806

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

 Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2012	$788	$490,159	$140,793	$(5,379)	$(360,590)	$2,925	$268,696
Net income	–	–	1,155	–	–	–	1,155
Net loss attributable to non-controlling interest	–	–	–	–	–	(16)	(16)
Other comprehensive income	–	–	–	2,310	–	–	2,310
Issuance of management recognition plan shares	–	(1,181)	–	–	1,181	–	–
Share based payments	–	104	–	–	–	–	104
Cash dividends ($0.01 per share)	–	–	(463)	–	–	–	(463)

Balance at March 31, 2012	$788	$489,082	$141,485	$(3,069)	$(359,409)	$2,909	$271,786

Balance at January 1, 2011	$788	$494,377	$191,238	$(6,897)	$(366,553)	$2,925	$315,878
Net income	–	–	1,040	–	–	–	1,040
Net loss attributable to non-controlling interest	–	–	–	–	–	(13)	(13)
Other comprehensive loss	–	–	–	(234)	–	–	(234)
Issuance of management recognition plan shares	–	(123)	–	–	123	–	–
Exercise of stock options	–	(352)	–	–	485	–	133
Share based payments	–	70	–	–	–	–	70
Cash dividends ($0.03 per share)	–	–	(1,372)	–	–	–	(1,372)

Balance at March 31, 2011	$788	$493,972	$190,906	$(7,131)	$(365,945)	$2,912	$315,502

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
	2012	2011
	(Dollars in thousands)
Operating activities:
Net income	$1,155	$1,040
Adjustments to reconcile net income to net cash from operating activities:
Net provision for loan losses	51	3,180
Net loss on foreclosed real estate	2,379	685
Provision for depreciation	627	649
Amortization of mortgage servicing rights	1,043	516
Decrease in valuation allowance on MSRs	(321)	(6)
Net premium amortization on securities	1,048	530
Loans originated for sale	(126,898)	(22,847)
Proceeds from loan sales	124,757	56,751
Net gain on loan sales activities	(2,904)	(596)
Net gain on sale of investments	–	(1,113)
Other, net	(5,590)	(7,337)
Net cash provided (used) by operating activities	(4,653)	31,452
Investing activities:
Purchases of mortgage-related securities available-for-sale	(51,374)	(168,832)
Purchases of mortgage-related securities held-to-maturity	(84,602)	–
Principal repayments on mortgage-related securities available-for-sale	58,873	27,875
Proceeds from sale of investment securities	–	21,950
Proceeds from redemption of FHLB of Chicago stock	18,417	–
Net decrease (increase) in loans receivable	10,150	(9,060)
Proceeds from sale of foreclosed properties	4,238	677
Net purchases of premises and equipment	(690)	(445)
Net cash used by investing activities	(44,988)	(127,835)
Financing activities:
Net increase (decrease) in deposit liabilities	11,283	(60,314)
New long-term borrowings	30,000	–
Repayments of borrowings	(305)	(272)
Net increase in advance payments by borrowers for taxes and insurance	9,902	9,251
Cash dividends	(463)	(1,372)
Other, net	–	133
Net cash provided (used) by financing activities	50,417	(52,574)
Increase (decrease) in cash and cash equivalents	776	(148,957)
Cash and cash equivalents at beginning of period	120,935	232,832
Cash and cash equivalents at end of period	$121,711	$83,875

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$5,873	$8,826
Income taxes	2	–
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	5,777	6,722
Due to brokers for securities purchases	66,162	–

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

1.	Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In April 2011 the FASB issued new accounting guidance related to a creditor’s determination of whether a loan restructuring is a troubled debt restructuring. The new guidance was effective for the first interim period beginning on or after June 15, 2011, which was the third quarter of 2011 for the Company. The Company's adoption of this new guidance did not have a material impact on its financial condition, results of operations, or liquidity, although it did affect the matters that are disclosed in the financial statements.

During the second quarter of 2011 the FASB issued new accounting guidelines related to (i) accounting for repurchase agreements, (ii) certain fair value measurements of assets, liability, and instruments classified in shareholders’ equity, and (iii) presentation of net income, other comprehensive income, and total comprehensive income (certain aspects the adoption of which were deferred indefinitely in the fourth quarter of 2011). These new guidelines were effective for the first interim period beginning on or after December 15, 2011, which was the first quarter of 2012 for the Company. The Company's adoption of these guidelines did not have a material impact on its financial condition, results of operations, or liquidity. However, the new guidelines did affect the matters that are disclosed in the financial statements.

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

The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Note 1 of its Audited Consolidated Financial Statements contained in its 2011 Annual Report on Form 10-K. Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company's financial condition and results of operations for the three month periods ended March 31, 2012 and 2011, can be found in Note 3, “Loans Receivable,” below.

Significant judgments and/or estimates are also made in accounting for the Company’s net deferred income taxes and other-than-temporary impairment (“OTTI”) of its mortgage-related securities. Management evaluates the Company’s net deferred tax asset on an on-going basis to determine if a valuation allowance is required. In the judgment of management there was no need for a valuation allowance against the Company’s net deferred tax asset as of March 31, 2012. Information regarding the impact OTTI has had on the Company’s financial condition and results of operations for the three month periods ended March 31, 2012 and 2011, can be found in Note 2, “Securities Available-for-Sale,” below.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

2.	Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$496,732	$11,600	–	$508,332
Federal National Mortgage Association	206,314	2,837	–	209,151
Government National Mortgage Association	41	7	–	48
Private-label CMOs	62,423	579	$(3,695)	59,307
Total available-for-sale	$765,510	$15,023	$(3,695)	$776,838
Securities held-to-maturity:
Federal National Mortgage Association	$150,764	–	$(1,070)	$149,694
Total held-to-maturity	$150,764	–	$(1,070)	$149,694

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$537,935	$11,009	–	$548,944
Federal National Mortgage Association	167,601	2,476	$(57)	170,020
Government National Mortgage Association	767	10	–	777
Private-label CMOs	67,754	540	$(6,265)	62,029
Total available-for-sale	$774,057	$14,035	$(6,322)	$781,770

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

2.	Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related available-for-sale and held-to-maturity securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	March 31, 2012
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Private-label CMOs	–	–	–	$(3,695)	17	$35,089	$(3,695)	$35,089
Total available-for-sale	–	–	–	$(3,695)	17	$35,089	$(3,695)	$35,089
Securities held-to-maturity:
Federal National Mortgage Association	$(1,070)	16	$149,694	–	–	–	$(1,070)	$149,694
Total held-to-maturity	$(1,070)	16	$149,694	–	–	–	$(1,070)	$149,694

	December 31, 2011
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal National Mortgage Association	$57	1	$9,603	–	–	–	$57	$9,603
Private-label CMOs	1	1	448	$6,264	20	$40,523	6,265	40,971
Total available-for-sale	$58	2	$10,051	$6,264	20	$40,523	$6,322	$50,574

Certain of the Company’s available-for-sale and held-to-maturity securities that were in an unrealized loss position at March 31, 2012, and December 31, 2011, consisted of mortgage-related securities issued by government-sponsored entities. As of those dates, the Company believed that it was probable that it would receive all future contractual cash flows related to such securities. The Company did not intend to sell the securities and it is unlikely that it would be required to sell the securities before the recovery of their amortized cost. Accordingly, the Company determined that the unrealized loss on its mortgage-related securities issued by government-sponsored entities was temporary as of March 31, 2012, and December 31, 2011.

The Company also determined that the unrealized loss on its private-label collateralized mortgage obligations (“CMOs”) was temporary as of March 31, 2012, and December 31, 2011. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities. As of March 31, 2012, and December 31, 2011, the Company had private-label CMOs, with a fair value of $36,617 and $36,751 respectively, and unrealized losses of $3,233 and $5,357, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Results of operations included gross realized gains on the sale of securities of zero and $1,113 for the three-month periods ended March 31, 2012 and 2011, respectively. None of these periods included gross realized losses on the sales of securities.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

2.	Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

Mortgage-related securities available-for-sale with a fair value of approximately $77,393 and $91,731 at March 31, 2012, and December 31, 2011, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

3.	Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	March 31	December 31
	2012	2011
Permanent mortgage loans:
One- to four-family	$496,116	$508,503
Multi-family	251,591	247,040
Commercial real estate	215,347	226,195
Total permanent mortgages	963,054	981,738
Construction and development loans:
One- to four-family	14,444	16,263
Multi-family	17,086	29,409
Commercial real estate	32,429	19,907
Land	14,651	16,429
Total construction and development	78,610	82,008
Total real estate mortgage loans	1,041,664	1,063,746
Consumer loans:
Fixed home equity	104,366	102,561
Home equity lines of credit	83,562	86,540
Student	15,161	15,711
Home improvement	23,990	24,237
Automobile	1,591	2,228
Other consumer	8,766	7,177
Total consumer loans	237,436	238,454
Commercial business loans	87,596	87,715
Total loans receivable	1,366,696	1,389,915
Undisbursed loan proceeds	(35,544)	(41,859)
Allowance for loan losses	(25,241)	(27,928)
Unearned loan fees and discounts	(545)	(492)
Total loans receivable, net	$1,305,366	$1,319,636

The Company’s first mortgage loans and home equity loans are primarily secured by properties that are located in the Company's local lending areas in Wisconsin, Illinois, Michigan, and Minnesota. Substantially all of the Company’s non-mortgage loans have also been made to borrowers in these same lending areas.

At March 31, 2012, and December 31, 2011, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $244,000 and $204,000 were pledged to secure advances from the FHLB of Chicago.

The unpaid principal balance of loans serviced for others was $1,111,176 and $1,102,126 at March 31, 2012, and December 31, 2011, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment for the periods indicated. The tables also summarize the allowance for loan loss and loans receivable by the nature of the impairment evaluation, either individually or collectively, at the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	March 31, 2012
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,201	$7,442	$9,467	$4,506	$1,214	$2,098	$27,928
Provision	399	(178)	333	(169)	216	(550)	51
Charge-offs	(377)	(697)	(2,245)	(102)	(278)	(10)	(3,709)
Recoveries	–	568	399	–	4	–	971
Ending balance	$3,223	$7,135	$7,954	$4,235	$1,156	$1,538	$25,241
Loss allowance individually evaluated for impairment	$452	$1,213	$305	$3,372	$281	$274	$5,897
Loss allowance collectively evaluated for impairment	$2,771	$5,922	$7,649	$863	$875	$1,264	$19,344

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$13,987	$21,252	$26,996	$19,777	$1,567	$3,148	$86,727
Loans collectively evaluated for impairment	470,378	230,340	188,350	35,039	235,869	84,449	1,244,425
Total loans receivable	$484,365	$251,592	$215,346	$54,816	$237,436	$87,597	$1,331,152

	March 31, 2011
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985
Provision	(98)	1,747	286	996	(103)	352	3,180
Charge-offs	(1,092)	(2,878)	(735)	(2,415)	(228)	(302)	(7,650)
Recoveries	–	–	–	–	4	7	11
Transfers	–	2,765	2,026	(4,791)	–	–	–
Ending balance	$2,536	$10,899	$23,462	$3,931	$1,100	$1,598	$43,526
Loss allowance individually evaluated for impairment	$761	$5,561	$17,363	$2,628	$602	$383	$27,298
Loss allowance collectively evaluated for impairment	$1,775	$5,338	$6,099	$1,303	$498	$1,215	$16,228

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$20,683	$44,609	$56,863	$16,165	$1,724	$4,319	$144,363
Loans collectively evaluated for impairment	512,735	196,242	193,098	35,073	236,081	49,176	1,222,405
Total loans receivable	$533,418	$240,851	$249,961	$51,238	$237,805	$53,495	$1,366,768

During the three months ended March 31, 2012 and 2011, the Company adjusted certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of recent trends in real estate values, economic conditions, and unemployment. The Company estimates that these adjustments, as well as overall changes in the balance of loans to which these factors were applied, resulted in decreases of $279 and $186 in the total allowances for loan losses during the three months ended March 31, 2012 and 2011, respectively. The transfers noted in the table were the result of the reclassification of certain construction loans to permanent loans as a result of the completion of construction.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	March 31, 2012
With an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
One- to four-family	$3,521	$3,521	$452	$3,064	$16
Multi-family	13,482	13,944	1,213	16,244	–
Commercial real estate:
Office	685	688	82	1,580	5
Retail/wholesale/mixed	787	805	186	2,004	1
Industrial/warehouse	265	271	37	758	–
Other	–	–	–	480	–
Total commercial real estate	1,737	1,764	305	4,822	6
Construction and development:
One- to four-family	275	283	90	138	–
Multi-family	–	–	–	2,233	–
Commercial real estate	2,602	2,670	949	1,377	–
Land	1,805	1,817	2,333	2,399	–
Total construction and development	4,682	4,770	3,372	6,147	–
Consumer:
Home equity	323	323	234	368	–
Student	–	–	–	–	–
Other	54	54	47	61	–
Total consumer	377	377	281	429	–
Commercial business:
Term loans	353	364	230	259	2
Lines of credit	31	32	44	74	1
Total commercial business	384	396	274	333	3
Total with an allowance recorded	$24,183	$24,772	$5,897	$31,039	$25

With no allowance recorded:
One- to four-family	$9,603	$11,065	–	$10,934	$31
Multi-family	6,579	7,103	–	5,239	–
Commercial real estate:
Office	2,428	3,722	–	4,504	3
Retail/wholesale/mixed	5,555	8,621	–	7,136	52
Industrial/warehouse	1,087	1,321	–	809	7
Other	3,314	4,489	–	1,791	37
Total commercial real estate	12,384	18,153	–	14,240	99
Construction and development:
One- to four-family	75	75	–	38	–
Multi-family	–	–	–	–	–
Commercial real estate	2,741	2,779	–	1,371	3
Land	698	833	–	1,228	3
Total construction and development	3,514	3,687	–	2,637	6
Consumer:
Home equity	976	976	–	1,010	7
Student	–	–	–	–	–
Other	132	132	–	136	–
Total consumer	1,108	1,108	–	1,146	7
Commercial business:
Term loans	620	668	–	704	11
Lines of credit	463	544	–	519	1
Total commercial business	1,083	1,212	–	1,223	12
Total with no allowance recorded	$34,271	$42,328	–	$35,419	$155

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

	December 31, 2011
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
One- to four-family	$2,606	$2,606	$364	$3,916	$51
Multi-family	19,006	19,106	2,357	23,158	851
Commercial real estate:
Office	2,474	2,474	746	7,917	30
Retail/wholesale/mixed	3,220	3,225	570	16,931	78
Industrial/warehouse	1,250	1,250	250	1,286	–
Other	959	964	318	1,175	67
Total commercial real estate	7,903	7,913	1,884	27,309	175
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	4,466	4,488	678	4,482	248
Commercial real estate	152	153	84	1,908	11
Land	2,993	2,995	2,434	2,944	58
Total construction and development	7,611	7,636	3,196	9,334	317
Consumer:
Home equity	413	413	327	446	–
Student	–	–	–	–	–
Other	67	67	49	126	–
Total consumer	480	480	376	572	–
Commercial business:
Term loans Term loans	164	165	83	690	15
Lines of credit	117	117	45	324	5
Total commercial business	281	282	128	1,014	20
Total with an allowance recorded	$37,887	$38,023	$8,305	$65,303	$1,414

Impaired loans with no allowance recorded:
One- to four-family	$12,262	$13,645	–	$12,382	$264
Multi-family	3,899	4,413	–	7,117	306
Commercial real estate:
Office	6,580	8,520	–	2,937	375
Retail/wholesale/mixed	8,716	15,318	–	7,797	712
Industrial/warehouse	530	754	–	1,146	25
Other	268	1,044	–	673	9
Total commercial real estate	16,094	25,636	–	12,553	1,121
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	20	–
Commercial real estate	–	–	–	2,459	–
Land	1,757	1,967	–	3,219	28
Total construction and development	1,757	1,967	–	5,698	28
Consumer:
Home equity	1,044	1,044	–	962	43
Student	–	–	–	–	–
Other	140	140	–	110	4
Total consumer	1,184	1,184	–	1,072	47
Commercial business:
Term loans	787	896	–	825	44
Lines of credit	574	699	–	268	40
Total commercial business	1,361	1,595	–	1,094	84
Total with no allowance recorded	$36,557	$48,440	–	$39,915	$1,850

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	March 31, 2012
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$469,247	$899	$232	$13,987	$484,365
Multi-family	191,656	30,961	7,723	21,252	251,592
Commercial real estate:
Office	34,962	2,286	18,389	3,645	59,282
Retail/wholesale/mixed use	52,685	7,373	22,031	14,303	96,392
Industrial/warehouse	25,734	6,449	–	5,371	37,554
Other	18,395	46	–	3,677	22,118
Total commercial real estate	131,776	16,154	40,420	26,996	215,346
Construction and development:
One- to four-family	7,668	–	–	350	8,018
Multi-family	5,573	–	–	11,513	17,086
Commercial real estate	9,086	633	–	5,343	15,062
Land	8,887	3,048	144	2,571	14,650
Total construction/development	31,214	3,681	144	19,777	54,816
Consumer:
Home equity	210,571	–	–	1,347	211,918
Student	15,161	–	–	–	15,161
Other	10,137	–	–	220	10,357
Total consumer	235,869	–	–	1,567	237,436
Commercial business:
Term loans	55,714	1,648	158	1,718	59,238
Lines of credit	22,761	3,774	394	1,430	28,359
Total commercial business	78,475	5,422	552	3,148	87,597
Total	$1,138,237	$57,117	$49,071	$86,727	$1,331,152

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at March 31, 2012, or December 31, 2011. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at March 31, 2012, or December 31, 2011.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	March 31, 2012
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
One- to four-family	$6,842	$2,024	$10,804	$19,670	$464,695	$484,365	$13,124
Multi-family	697	509	9,230	10,436	241,157	251,592	20,061
Commercial real estate:
Office	322	–	2,254	2,576	56,706	59,282	3,113
Retail/wholesale/mixed	2,973	339	811	4,123	92,269	96,392	6,342
Industrial/warehouse	27	2,225	426	2,678	34,875	37,554	1,352
Other	–	–	2,399	2,399	19,719	22,118	3,314
Total commercial real estate	3,322	2,564	5,890	11,776	203,569	215,346	14,121
Construction and development:
One- to four-family	–	–	–	–	8,018	8,018	350
Multi-family	–	–	–	–	17,086	17,086	–
Commercial real estate	–	–	5,179	5,179	9,883	15,062	5,343
Land	94	87	538	719	13,931	14,650	2,503
Total construction	94	87	5,717	5,898	48,918	54,816	8,196
Consumer:
Home equity	1,290	128	1,299	2,716	209,202	211,918	1,299
Student	312	224	562	1,098	14,063	15,161	–
Other	42	71	186	299	10,058	10,357	186
Total consumer	1,644	423	2,047	4,113	233,323	237,436	1,485
Commercial business:
Term loans	166	65	664	896	58,343	59,238	974
Lines of credit	96	146	168	409	27,949	28,359	493
Total commercial	262	211	832	1,305	86,292	87,597	1,467
Total	$12,861	$5,818	$34,520	$53,198	$1,277,954	$1,331,152	$58,454

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

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

As of March 31, 2012, and December 31, 2011, $562 and $696 in student loans, respectively, were 90-days past due, but remained on accrual status. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. There was one one- to four-family mortgage loan with a balance of $95 added to TDRs during the three months ended March 31, 2012. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies. There were no loans that had a payment default in the three months ended March 31, 2012, that were restructured within the preceding 12 months.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

4.	Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Three Months Ended March 31
	2012	2011
MSRs at beginning of the period	$8,269	$7,775
Additions	1,360	603
Amortization	(1,043)	(516)
MSRs at end of period	8,586	7,862
Valuation allowance at end of period	(547)	–
MSRs at end of the period, net	$8,039	$7,862

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for nine months ended December 31:	2012	$982
Estimate for years ended December 31:	2013	1,276
	2014	1,243
	2015	1,216
	2016	1,179
	2017	997
	Thereafter	1,146
	Total	$8,039

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of March 31, 2012. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	March 31	December 31
	2012	2011
Accrued interest:
Loans receivable	$3,471	$4,664
Mortgage-related securities	1,972	1,851
Interest-earning deposits	16	6
Total accrued interest	5,459	6,521
Premises and equipment, net	50,486	50,423
Federal Home Loan Bank stock, at cost	27,675	46,092
Bank owned life insurance	57,104	56,604
Prepaid FDIC insurance premiums	4,879	5,673
Deferred tax asset, net	35,288	37,493
Prepaid and other assets	21,523	22,020
Total other assets	$202,414	$224,826

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

6.	Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	March 31	December 31
	2012	2011
Checking accounts:
Non-interest-bearing	$125,135	$112,211
Interest-bearing	236,413	229,990
Total checking accounts	361,548	342,201
Money market accounts	425,997	432,248
Savings accounts	217,633	204,263
Certificates of deposit:
Due within one year	725,846	709,362
After one but within two years	224,161	250,613
After two but within three years	60,917	61,291
After three but within four years	10,279	13,301
After four but within five years	6,565	8,384
Total certificates of deposits	1,027,768	1,042,951
Total deposit liabilities	$2,032,946	$2,021,663

7.	Borrowings

The following table summarizes borrowings as of the dates indicated:

	March 31, 2012		December 31, 2011
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	229	4.17	233	4.17
2014	–	–	–	–
2015	7,500	0.83	–	–
2016	7,500	1.07	–	–
2017 and thereafter	67,557	4.23	52,858	5.00
Total borrowings	$182,786	4.12%	$153,091	4.69%

All of the Company’s advances from the Federal Home Loan Bank (“FHLB”) of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

The Company is required to maintain certain unencumbered mortgage loans and certain mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Total advances from the FHLB of Chicago are limited to the lesser of: (i) 35% of the Bank’s total assets; (ii) twenty times the capital stock of the FHLB of Chicago that is owned by the Bank; or (iii) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

7.  Borrowings (continued)

At March 31, 2012 and December 31, 2011, the Company had lines of credit with two financial institutions that totaled $10,000 as of both dates. There were no amounts outstanding on these lines of credits as of either of the dates.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of March 31, 2012, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total capital (to risk-weighted assets)	$256,872	18.31%	$112,259	8.00%	$140,324	10.00%
Tier 1 capital (to risk-weighted assets)	239,236	17.05	56,130	4.00	84,195	6.00
Tier 1 capital (to adjusted total assets)	239,236	9.29	103,053	4.00	128,816	5.00

As of December 31, 2011:
Total capital (to risk-weighted assets)	$253,815	18.34%	$110,714	8.00%	$138,392	10.00%
Tier 1 capital (to risk-weighted assets)	236,516	17.09	55,354	4.00	83,035	6.00
Tier 1 capital (to adjusted total assets)	236,516	9.59	98,601	4.00	123,252	5.00

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

9.  Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31
	2012	2011
Basic earnings per share:
Net income	$1,155	$1,040
Weighted average shares outstanding	46,184,264	45,734,674
Vested MRP shares for period	1,604	1,745
Basic shares outstanding	46,185,868	45,736,419
Basic earnings per share	$0.03	$0.02

Diluted Earnings Per Share:
Net income	$1,155	$1,040
Weighted average shares outstanding used in basic earnings per share	46,185,868	45,736,419
Net dilutive effect of:
Stock option shares	–	126,633
Unvested MRP shares	6,696	–
Diluted shares outstanding	46,192,564	45,863,052
Diluted earnings per share	$0.03	$0.02

The Company had stock options for 2,685,000 shares outstanding as of March 31, 2012, and for 2,391,000 shares as of March 31, 2011, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $8.51 and $9.50 per share as of those dates, respectively.

10.  Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $48 and $40 during the three months ended March 31, 2012 and 2011, respectively.

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

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

10. Employee Benefit Plans (continued)

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended
	March 31
	2012	2011
Service cost	$725	$626
Interest cost	564	569
Expected return on plan assets	(756)	(650)
Amortization of unrecognized prior service cost	440	216
Net periodic benefit cost	$973	$761

The net periodic benefit cost for the Company’s supplemental plan was $8 and $6 for the three months ended March 31, 2012 and 2011, respectively. The amount in 2012 consisted of interest cost of $6, and amortization of net loss from earlier periods of $2. The amount for 2011 consisted solely of interest cost.

The amount of the 2012 contribution will be determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2012. As of March 31, 2012, the amount of the 2012 contribution was unknown. No contribution is necessary for the supplemental pension plan.

11.  Stock-Based Benefit Plans

In 2001 the Company’s shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), which provided for stock option awards of up to 4,150,122 shares. The 2001 Plan also provided for restricted stock ("MRP") awards of up to 1,226,977 shares. The 2001 Plan has expired, no further awards may be granted under the 2001 Plan, and no options or unvested MRP awards remain outstanding under the 2001 Plan.

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of March 31, 2012, 520,221 MRP shares and options for 631,632 shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $46 and $30 for the three month periods ended March 31, 2012 and 2011 respectively. Outstanding non-vested MRP grants had a fair value of $566 and an unamortized cost of $511 at March 31, 2012. The cost of these shares is expected to be recognized over a weighted-average period of 2.0 years.

During the three months ended March 31, 2012 and 2011, the Company recorded stock option compensation expense of $58 and $40, respectively. As of March 31, 2012, there was $851 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Three months ended March 31
	2012		2011
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,382,500	$9.4637	2,462,464	$9.0184
Granted	402,500	3.3900	421,000	5.0251
Exercised	–	–	(39,439)	3.2056
Forfeited	(100,000)	10.6730	(4,000)	10.6730
Outstanding at end of period	2,685,000	$8.5082	2,840,025	$8.5049

The following table provides additional information regarding the Company’s outstanding options as of March 31, 2012.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life in Years	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise Price:
$10.6730	2.1	–	–	1,600,000	–
$12.2340	4.3	–	–	50,000	–
$11.1600	6.1	12,800	–	19,200	–
$12.0250	6.4	20,000	–	30,000	–
$7.2200	8.1	40,000	–	10,000	–
$4.7400	8.7	56,000	–	14,000	–
$5.0500	8.8	310,400	–	77,600	–
$4.3000	9.0	20,000	–	5,000	–
$3.7200	9.3	17,500	$6	–	–
$3.3900	9.8	402,500	262	–	–
Total		879,200	$268	1,805,800	–
Weighted average remaining contractual life		9.1 years		2.7 years
Weighted average exercise price		$4.5731		$10.4195

The intrinsic value of options exercised during the three months ended March 31, 2011, was $38. There were no options exercised during the three months ended March 31, 2012. The weighted average grant date fair value of non-vested options at March 31, 2012, was $1.06 per share. During the three months ended March 31, 2012, options for 402,500 shares were granted, options for 82,600 shares became vested, and there were no forfeitures of non-vested options shares.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 402,500 options granted during the three month period ended

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

11.  Stock-Based Benefit Plans (continued)

March 31, 2012: risk free rate of 1.50%, dividend yield of 1.18%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $0.86 per option using these assumptions. The following weighted-average assumptions were used to value 421,000 options granted during the three month period ended March 31, 2011: risk free rate of 2.06%, dividend yield of 2.04%, expected stock volatility of 25%, and expected term to exercise of 7.5 years.

12.  Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	March 31	December 31
	2012	2011
Unused consumer lines of credit	$153,302	$151,807
Unused commercial lines of credit	42,111	43,518
Commitments to extend credit:
Fixed rate	49,138	23,793
Adjustable rate	13,070	17,197
Undisbursed commercial loans	532	870
Standby letters of credit	1,605	410

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

As of March 31, 2012, and December 31, 2011, net unrealized gains of $426 and $243, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $330 and $507 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	March 31, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$58,970	$1,092	$52,699	$1,012
Forward commitments	74,209	(666)	62,025	(769)
Net unrealized gain		$426		$243

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

13.  Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing its financial assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended March 31, 2012.

The methods and assumptions used by the Company in estimating the fair value of its financial instruments, whether or not such fair values are recognized in the consolidated financial statements, are summarized below:

Cash and Cash Equivalents The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets’ fair values. The Company considers the fair value of cash and cash equivalents to be Level 1 in the fair value hierarchy.

Mortgage-Related Securities Available-for-Sale and Held to Maturity Fair values for these securities are based on price estimates obtained from a third-party independent pricing service. This service utilizes pricing models that vary by asset class and incorporate available trade, bid, ask, and other market information of comparable instruments. For structured securities, such as CMOs, the pricing models include cash flow estimates that consider the impact of loan performance data, including, but not limited to, expectations relating to loan prepayments, default rates, and loss severities. Management has reviewed the pricing methodology used by its pricing service to verify that prices are determined in accordance with the fair value guidance specified in GAAP. The Company considers the fair value of mortgage-related securities to be Level 2 in the fair value hierarchy.

Loans Held-for-Sale The fair value of loans held-for-sale is based on the current market price for securities collateralized by similar loans. The Company considers the fair value of loans held for sale to be Level 2 in the fair value hierarchy.

Loans Receivable Loans receivable are segregated by type such as one- to four-family, multi-family, and commercial real estate mortgage loans, consumer loans, and commercial business loans. The fair value of each type is calculated by discounting scheduled cash flows through the expected maturity of the loans using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan type. The estimated maturity is based on the Company’s historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The Company considers the fair value of loans receivable to be Level 3 in the fair value hierarchy.

Mortgage Servicing Rights The Company estimates the fair market value of MSRs for those loans that are sold with servicing rights retained. For valuation purposes, the related loans are stratified into pools by product type and, within product type, by contractual interest rates. The fair value of the MSR pools is based upon the present value of estimated future cash flows using current market assumptions for prepayments, servicing cost, and other factors. The Company considers the fair value of MSRs to be Level 3 in the fair value hierarchy.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

13.  Fair Value Measurements (continued)

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of March 31, 2012:

	Weighted- Average	Range
Loan size	$126	$2 – $417
Contractual interest rate	4.39%	2.00% – 7.75%
Constant prepayment rate (“CPR”)	15.94%	9.36% – 21.46%
Remaining maturity in months	265	48 – 423
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$82.68	–
Annual ancillary income per loan (not in thousands)	$63.72	–
Discount rate	3.59%	3.125% – 3.875%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Pools determined to be impaired at March 31, 2012, had an amortized cost basis of $4,334 and a fair value of $3,787 as of that date. Accordingly, the Company recorded a valuation allowance of $547 as of March 31, 2012, as well as a corresponding gain of $321 during the three month period then ended, which was equal to the change in the valuation allowance during that period. Pools determined to be impaired at December 31, 2011, had an amortized cost basis of $6,812 and a fair value of $5,944 as of that date. Accordingly, the Company recorded a valuation allowance of $868 as of December 31, 2011, as well as a corresponding loss of $862 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period. The company recorded a gain of $6 during the three month period ended March 31, 2011.

Federal Home Loan Bank Stock FHLB of Chicago stock is carried at cost, which is its redeemable (fair) value, since the market for this stock is restricted. The Company considers the fair value of FHLB of Chicago stock to be Level 2 in the fair value hierarchy.

Accrued Interest Receivable and Payable The carrying values of accrued interest receivable and payable approximate their fair value. The Company considers the fair value of accrued interest receivable and payable to be Level 2 in the fair value hierarchy.

Deposit Liabilities and Advance Payments by Borrowers for Taxes and Insurance Fair value for demand deposits equal book value. The Company considers the fair value of demand deposits to be Level 2 in the fair value hierarchy. Fair values for certificates of deposits are estimated using a discounted cash flow calculation that applies current market borrowing interest rates to a schedule of aggregated expected monthly maturities on deposits. The Company considers the fair value of certificates of deposit to be Level 3 in the fair value hierarchy. The advance payments by borrowers for taxes and insurance are equal to their carrying amounts at the reporting date. The Company considers the fair value of advance payment by borrowers to be Level 2 in the fair value hierarchy.

Borrowings The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value. The Company considers the fair value of borrowings to be Level 2 in the fair value hierarchy.

Off-Balance Sheet Financial Instruments Off-balance sheet financial instruments consist of commitments to extend credit, IRLCs, and forward commitments to sell loans. Commitments to extend credit that are not IRLCs generally carry variable rates of interest. As such, the fair value of these instruments is not material. The Company considers the fair value of these instruments to be Level 2 in the fair value hierarchy. The carrying value of IRLCs and forward commitments to sell loans, which is equal to their fair value, is the difference between the current market prices for securities collateralized by similar loans and the notional amounts of the IRLCs and forward commitments. The Company considers the fair value of IRLCs and forward commitments to sell loans to be Level 2 in the fair value hierarchy.

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

13.  Fair Value Measurements (continued)

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	March 31 2012		December 31 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$121,711	$121,711	$120,935	$120,935
Securities available-for-sale	776,838	776,838	781,770	781,770
Securities held-to-maturity	150,764	149,694	–	–
Loans held-for-sale	22,877	22,877	19,192	19,192
Loans receivable, net	1,305,366	1,271,555	1,319,636	1,284,651
Mortgage servicing rights, net	8,039	10,106	7,401	7,577
Federal Home Loan Bank stock	27,675	27,675	46,092	46,092
Accrued interest receivable	5,459	5,459	6,521	6,521
Deposit liabilities	2,032,946	1,967,149	2,021,663	1,968,842
Borrowings	182,786	194,237	153,091	167,418
Advance payments by borrowers	13,094	13,094	3,192	3,192
Accrued interest payable	756	756	750	750
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	1,092	1,092	1,012	1,012
Forward commitments to sell loans	(666)	(666)	(769)	(769)

Certain financial instruments and all nonfinancial instruments are excluded from the table, above. Accordingly, the aggregate fair value of amounts presented in the table does not represent the underlying value of the Company and is not particularly relevant to predicting the Company’s future earnings or cash flows. Furthermore, because the fair value estimates in the table are estimated under Levels 2 or 3 of the fair value hierarchy, the fair value estimates presented in the table cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At March 31, 2012
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$22,877	–	$22,877
Mortgage-related securities available-for-sale	–	776,838	–	776,838

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$19,192	–	$19,192
Mortgage-related securities available-for-sale	–	781,770	–	781,770

Bank Mutual Corporation and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2012 (Dollars in Thousands, Except Share and Per Share Amounts)

13.  Fair Value Measurements (continued)

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At March 31, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 7% to 13%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $5,897 was recorded for loans with a recorded investment of $86,727 at March 31, 2012. These amounts were $8,305 and $103,627 at December 31, 2011, respectively. Provision for loan losses related to these loans was $156 during the three month period ended March 31, 2012, and $1,257 during the twelve month period ended December 31, 2011. Provision for loan losses related to impaired loans at March 31, 2011 was $2,245 for the three months ended March 31, 2011.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of March 31, 2012, $20,871 in foreclosed properties were valued at collateral value compared to $22,655 at December 31, 2011. Losses of $2,078 and $4,639 related to these foreclosed properties were recorded during the three months ended March 31, 2012, and the twelve months ended December 31, 2011, respectively. Losses on foreclosed properties valued at collateral value at March 31, 2011 were $707 for the three months ended March 31, 2011. The following table summarizes foreclosed properties and repossessed assets as of the dates indicated:

	March 31	December 31
	2012	2011
One- to four-family	$5,065	$6,557
Multi-family	619	1,162
Commercial real estate	12,159	13,115
Land	4,333	3,890
	$22,176	$24,724

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions or use of verbs in the future tense any discussions of periods after the date on which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including instability in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the transfer of regulatory authority from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“FRB”); regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effect of the memoranda of understanding mentioned in this report; pending and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential adverse publicity relating to any such action or other developments affecting the Company or the Bank; potential changes in the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $1.2 million or $0.03 per diluted share for the three months ended March 31, 2012, compared to $1.0 million or $0.02 per diluted share during the same period in 2011. The improvement in net income between these periods was principally due to lower provision for loan losses and higher gains on sales of loans. These developments were partially offset by higher net losses and expenses on foreclosed real estate, higher compensation-related costs, lower gains on sales of investments, and lower net interest income. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three month periods ended March 31, 2012 and 2011.

Net Interest Income Net interest income decreased by $925,000 or 5.8% during the three months ended March 31, 2012, compared to the same period in 2011. This decrease was primarily attributable to a 17 basis point decline in the Company’s net interest margin, from 2.82% in the first quarter of 2011 to 2.65% in the same quarter of 2012. This decrease was primarily the result of a lower interest rate environment in 2012 compared to 2011, which reduced the return on the Company’s earning assets more than the cost of its funding sources. This development was offset somewhat by the favorable impact of a modestly better mix in the Company’s average earning assets and average interest-bearing liabilities. The Company’s average loans and mortgage-related securities (which generally have higher yields) increased between the quarterly periods relative to its lower-yielding earning assets, such as investment securities and overnight investments, which decreased between the periods. Furthermore, the Company’s average core deposits (which consist of checking, savings, and money market accounts, and generally have a lower interest cost) increased between the quarterly periods, whereas its average certificates of deposit (which generally have a higher interest cost) decreased between the periods.

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

	Three Months Ended March 31
	2012			2011
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,373,303	$16,423	4.78%	$1,366,298	$17,873	5.23%
Mortgage-related securities	753,149	4,301	2.28	511,898	3,795	2.97
Investment securities (2)	36,782	12	0.13	255,500	1,344	2.10
Interest-earning deposits	84,222	41	0.19	106,775	51	0.19
Total interest-earning assets	2,247,456	20,777	3.70	2,240,471	23,063	4.12
Non-interest-earning assets	223,571			305,881
Total average assets	$2,471,027			$2,546,352

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$207,620	15	0.03	$207,132	22	0.04
Money market accounts	421,812	198	0.19	394,276	534	0.54
Interest-bearing demand accounts	214,540	12	0.02	193,668	23	0.05
Certificates of deposit	1,033,150	3,830	1.48	1,084,636	4,890	1.80
Total deposit liabilities	1,877,122	4,055	0.86	1,879,712	5,469	1.16
Advance payments by borrowers for taxes and insurance	8,490	1	0.05	7,722	1	0.05
Borrowings	158,668	1,823	4.60	146,508	1,770	4.83
Total interest-bearing liabilities	2,044,280	5,879	1.15	2,033,942	7,240	1.42
Non-interest-bearing liabilities:
Non-interest-bearing deposits	117,487			102,631
Other non-interest-bearing liabilities	41,607			96,375
Total non-interest-bearing liabilities	159,091			199,006
Total liabilities	2,203,371			2,232,948
Total equity	267,656			313,404
Total average liabilities and equity	$2,471,027			$2,546,352
Net interest income and net interest rate spread		$14,898	2.55%		$15,823	2.70%
Net interest margin			2.65%			2.82%
Average interest-earning assets to average interest-bearing liabilities	1.10x			1.10x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended March 31, 2012 Compared to March 31, 2011
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$95	$(1,545)	$(1,450)
Mortgage-related securities	1,526	(1,020)	506
Investment securities	(634)	(698)	(1,332)
Interest-earning deposits	(11)	1	(10)
Total interest-earning assets	976	(3,262)	(2,286)
Interest-bearing liabilities:
Savings accounts	(2)	(5)	(7)
Money market accounts	35	(371)	(336)
Interest-bearing demand accounts	3	(14)	(11)
Certificates of deposit	(223)	(837)	(1,060)
Total deposit liabilities	(187)	(1,227)	(1,414)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	143	(90)	53
Total interest-bearing liabilities	(44)	(1,317)	(1,361)
Net change in net interest income	$1,020	$(1,945)	$(925)

Provision for Loan Losses The Company’s provision for loan losses was $51,000 in the first quarter of 2012 compared to $3.2 million in the same quarter last year. During the first quarter of 2012 the Company recorded additional loss provisions of $1.2 million against a number of smaller multi-family, commercial real estate, and business loan relationships, as well as residential and consumer loans. This development was substantially offset by a $568,000 cash recovery related to a large loan relationship that had been charged off in a prior period. In addition, the Company recorded $334,000 in loss recoveries from two non-performing loans that aggregated $4.0 million that paid off during the period. Finally, the Company reduced its allowance for loan losses modestly during the quarter to reflect improved credit quality in its loan portfolio, attributable to lower levels of delinquent and classified loans.

During the first quarter of 2011, the Company recorded a $903,000 loss on a $3.6 million loan relationship and a $569,000 loss on an $8.3 million loan relationship. These loans were principally secured by multi-family buildings. Remaining losses during this period were related to smaller commercial real estate and business loan relationships and, to a lesser extent, consumer and one- to four-family mortgage loans.

Although the Company’s provision for loan losses was substantially lower in the first quarter of 2012 than it has been in recent periods, its loan portfolio continues to be impacted by slow economic growth, persistent unemployment, and depressed real estate values. These conditions have been particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land. Although the Company’s level of non-performing loans and credit-related losses remain elevated compared to historical levels, it was successful in the first quarter of 2012 at further reducing the overall level of non-performing loans. This favorable development has contributed to a lower level of provision for loan loss in the first quarter of 2012 relative to recent periods. However, management cannot provide any assurance that this trend will continue. For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income Total non-interest income increased by $1.5 million or 25.5% during the three months ended March 31, 2012, compared to the same period in 2011. Significant reasons for this increase are discussed in the following paragraphs.

Service charges on deposits increased by $91,000 or 6.2% during the three months ended March 31, 2012, compared to the same quarter in 2011. Management attributes these improvements to an increase in the Company’s average core deposit accounts, consisting of checking, savings, and money market accounts, which increased by $63.8 million or 7.1% during the three months ended March 31, 2012, compared to the same period in 2011. In addition, enhancements in recent periods to the Company’s commercial deposit products and services resulted in increased fee revenue during the quarter, particularly related to treasury management services.

Brokerage and insurance commissions were $581,000 during the first quarter of 2012, a $33,000 or 5.4% decline from the same period in the previous year. Increased competitive pressure in the market for tax-deferred annuities in recent periods has resulted in lower profit margins on the sales of these financial products.

Net loan-related fees and servicing revenue was $137,000 during the three months ended March 31, 2012, compared to $251,000 in the same period of the previous year. The following table presents the components of net loan-related fees and servicing revenue for the periods indicated:

	Three months ended March 31
	2012	2011
	(Dollars in thousands)
Gross servicing fees	$693	$681
Mortgage servicing rights amortization	(1,043)	(516)
Mortgage servicing rights valuation (loss) recovery	321	6
Loan servicing revenue, net	(29)	171
Other loan fee income	166	80
Loan-related fees and servicing revenue, net	$137	$251

Amortization of MSRs increased in first quarter of 2012 compared to the first quarter of 2011 due to lower market interest rates for one- to four-family mortgage loans, which resulted in increased loan prepayments and faster amortization of the MSRs relative to the 2011 period. Net loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Although market interest rates were lower for most of the first quarter, such rates increased near the end of the quarter. This increase resulted in lower prepayment expectations as of March 31, 2012, which resulted in a $321,000 decrease in the valuation allowance as of that date. As of March 31, 2012, the Company had a valuation allowance of $547,000 against MSRs with a gross book value of $8.6 million. As of the same date the Company serviced $1.1 billion in loans for third-party investors compared to a similar amount one year ago.

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

Gains on sales of loans were $2.9 million in the first quarter of 2012 compared to $596,000 in the same quarter last year. The Company typically sells most fixed-rate, one- to four-family mortgage loans that it originates in the secondary market. During the three months ended March 31, 2012, sales of these loans were $123.0 million compared to $57.6 million during the same period in the previous year. Management attributes this increase to lower market interest rates for one- to four-family mortgage loans, which encouraged borrowers to refinance higher-rate loans into lower-rate loans during the period. Although market interest rates for one- to four-family mortgage loans remain relatively low, management is not certain that gains on sales of loans can be sustained at the level experienced in the first quarter for the remainder of 2012 or at levels comparable to the prior year.

The Company recorded $1.1 million in net gains on sales of investments in the first quarter of 2011. In that period the Company sold a $20.8 million investment in a mutual fund that management did not expect would perform well in future periods. The Company did not sell any investments during the first quarter of 2012.

Other non-interest income was $1.6 million and $1.2 million during the three months ended March 31, 2012 and 2011, respectively. The increase in the 2012 period was due primarily to an increase in the fair value of assets held in trust for certain non-qualifying employee benefit plans, due to the effects of lower interest rates and improved equity markets.

Non-Interest Expense Total non-interest expense increased by $3.5 million or 20.3% during the three months ended March 31, 2012, compared to the same period in 2011. This increase was primarily attributable to an increase in net losses and expenses on foreclosed properties, which were $2.8 million during the first quarter of 2012 compared to $1.0 million in the same quarter last year. The Company has experienced elevated losses and expenses on foreclosed real estate in recent periods due to depressed real estate values and slow economic growth. If these conditions persist, losses on foreclosed real estate could remain elevated in the near term. The following paragraphs discuss additional components of the Company’s non-interest expense and the primary reasons for their changes during the first quarter of 2012 compared to the first quarter of 2011.

Compensation-related expenses increased by $1.2 million or 12.5% in the first quarter of 2012 compared to the same quarter in 2011. This increase was due primarily to the hiring of additional commercial relationship managers and other key personnel in recent periods, as well as normal annual merit increases. Also contributing was an increase in expenses related to stock-based compensation, certain non-qualifying employee benefit plans, and the defined-benefit pension plan. The later development was principally caused by a decline in the interest rate used to determine the present value of the pension obligation.

Federal deposit insurance premiums declined by $191,000 or 18.7% during the first three months of 2012 compared to the same period in 2011. In the second quarter of 2011 the FDIC implemented a new rule that changed the deposit insurance assessment base from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated assets (minus average tangible equity and certain other adjustments). This rule change resulted in lower FDIC deposit insurance costs for the Company.

Advertising and marketing-related expenses increased by $354,000 or over 140% during the three months ended March 31, 2012, compared to the same period in the prior year. This increase was caused by increased television advertising during the first quarter of the year. Management does not expect advertising and marketing-related expenses during the remaining quarters of 2012 to be as high as they were in the first quarter, although this will depend on future management decisions and there can be no assurances.

Other non-interest expense increased by $423,000 or 18.0% during the three months ended March 31, 2012, compared to the same period in 2011. These increases were primarily the result of legal, consulting, and accounting fees related to loan workout efforts and related professional services.

Income Tax Expense Income tax expense was $462,000 and $361,000 during the three months ended March 31, 2012 and 2011, respectively. The Company’s effective tax rates (“ETR”) during these periods was 28.9% and 26.0%, respectively. These ETRs are lower than typical for the Company because non-taxable revenue, such as earnings from bank-owned life insurance (“BOLI”), comprised a substantial portion of pre-tax earnings during these periods.

Like many Wisconsin financial institutions, the Company has non-Wisconsin subsidiaries that hold and manage investment assets and loans, the income from which has not been subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin. In 2010 the Department’s auditor issued a Notice of Proposed Audit Report to the Company which proposes to tax all of the income of its out-of-state investment subsidiaries for all periods that are still open under the statute of limitations, which includes tax years back to 1997. This is a preliminary determination made by the auditor and does not represent a formal assessment. The Company’s outside legal counsel has met with representatives of the Department to discuss, and object to, the auditor’s proposed adjustments. The Department has requested further information to support the Company’s position, which the Company is in the process of providing.

Management continues to believe that the Company has reported income and paid Wisconsin taxes in prior periods in accordance with applicable legal requirements and the Department’s long-standing interpretations of them and that the Company’s position will prevail in discussions with the Department, court proceedings, or other actions that may occur. Ultimately, however, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods, which could have a substantial negative impact on the Company’s earnings in the period such resolution is reached. The Company may also incur further costs in the future to address and defend these issues.

Financial Condition

Overview The Company’s total assets increased by $111.7 million or 4.5% during the three months ended March 31, 2012. During the period the Company’s held-to-maturity securities increased by $150.8 million. This development was partially offset by an $18.4 million decrease in the Company’s investment in the common stock of the FHLB of Chicago, which is included in other assets, and a $14.3 million decrease in period-end loans receivable. Also during the period, the Company’s borrowings from the FHLB of Chicago increased by $29.7 million, deposit liabilities increased by $11.3 million, escrow deposits increased by $9.9 million, and other liabilities increased by $57.7 million. The latter development was primarily the result of an increase in amounts due to securities brokers for held-to-maturity securities that were purchased in March, but were not delivered until April. The Company’s total shareholders’ equity increased from $265.8 million at December 31, 2011, to $268.9 million at March 31, 2012. Non-performing assets decreased from $99.9 million or 4.0% of total assets at December 31, 2011, to $81.2 million or 3.1% at March 31, 2012. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the three months ended March 31, 2012.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of securities available-for-sale decreased by $4.9 million or 0.6% during the three months ended March 31, 2012. This decrease was principally caused by security repayments that exceeded the Company’s purchase of new securities during the period. The Company purchased $51.4 million of CMOs issued by government-sponsored entities during the three months ended March 31, 2012.

Changes in the fair value of the Company’s available-for-sale securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s available-for-sale securities was a net unrealized gain of $11.3 million at March 31, 2012, compared to a net unrealized gain of $7.7 million at December 31, 2011.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, most of the securities in the portfolio have been downgraded since their purchase. The following table presents the credit ratings, carrying values, and unrealized gains (losses) of the Company’s private-label CMO portfolio as of the dates indicated (in instances of split-ratings, each security has been classified according to its lowest rating):

	March 31, 2012		December 31, 2011
	Carrying Value	Unrealized Gain (Loss), Net	Carrying Value	Unrealized Gain (Loss), Net
	(Dollars in thousands)
Credit rating:
AAA/Aaa	$4,482	$176	$5,386	$210
AA/Aa	2,041	59	2,512	58
A	7,003	57	6,951	(271)
BBB/Baa	9,164	(175)	10,428	(366)
Less than investment grade	36,617	(3,233)	36,751	(5,357)
Total private-label CMOs	$59,307	$(3,116)	$62,028	$(5,726)

As of March 31, 2012, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity During the three months ended March 31, 2012, the Company purchased $150.8 million in held-to-maturity securities, including $66.2 million in securities purchased in March that were not delivered until April, as previously noted. These purchases consisted of mortgage-related securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company funded the purchase of these securities with $150.7 million in term advances from the FHLB of Chicago, $30.0 million of which were drawn in March and $120.7 million of which were not drawn until April. The securities have a weighted-average life of 7.6 years and yield of 2.30%. The securities also have call protection in the form of yield-maintenance fees that discourage early prepayment of the underlying loans. The term advances have a weighted-average life of 5.4 years and cost of 1.45%. The purpose of this transaction was to supplement growth in the Company’s earning assets. The Company classified these securities as held-to-maturity because it has the ability and intent to hold them until they mature.

Loans Receivable Loans receivable declined by $14.3 million or 1.1% during the three months ended March 31, 2012. This decrease was caused by loan repayments and foreclosures that exceeded originations during the period. Despite the decrease in the Company’s loan portfolio, total loans originated for portfolio increased by $18.6 million or 25.9% in the first quarter of 2012 compared to the same quarter in 2011. A substantial portion of this increase came from an increase in the origination of multi-family mortgage loans. Management has noted increased demand for these types of loans in recent periods, which it believes is most likely a response to a general decline in the level of home ownership in recent periods. In addition, consumer loan originations, which consisted principally of home equity lines of credit, increased during the quarter due to more competitive pricing and increased marketing efforts for these types of loans.

Originations of commercial business loans also increased by $1.4 million or 11.5% during the first quarter of 2012 compared to the same quarter in 2011. Management attributes this increase to recent efforts to improve the Company’s share of the mid-tier commercial banking market (defined as business entities with sales revenues of $5 to $100 million), which was a new market segment for the Company in 2011. In the past year-and-a-half the Company has added experienced leaders to its senior management team and hired a number of commercial relationship managers experienced in managing and selling financial services to the mid-tier commercial banking market. In the near term the Company expects to add additional professionals capable of serving this market segment, although there can be no assurances as to the extent or timing of such staff additions or the impact on operating results.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations for portfolio during the periods indicated:

	Three months ended
	March 31
	2012	2011
	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$22,578	$21,058
Multi-family	21,095	5,564
Commercial real estate	6,021	9,014
Construction and development loans	2,187	7,292
Total mortgage loans	51,881	42,928
Consumer loans	25,056	16,821
Commercial business loans	13,467	12,078
Total loans originated for portfolio	$90,404	$71,827

(1)	Excludes $126.9 million and $22.8 million in loans originated for sale during the three months ended March 31, 2012 and 2011, respectively.

Foreclosed Properties and Repossessed Assets The Company’s foreclosed properties and repossessed assets decreased to $22.2 million at March 31, 2012, from $24.7 million at December 31, 2011. This decrease was caused by the sales of foreclosed real estate, as well as continued charge-offs on foreclosed properties. These developments were partially offset by foreclosures related to a number of smaller commercial real estate mortgage loans and, to a lesser extent, one- to four-family mortgage loans. Management expects foreclosed properties and repossessed assets to remain elevated in the near term as the Company continues to work out its non-performing loans.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $8.0 million at March 31, 2012, and $7.4 million at December 31, 2011, net of valuation allowances of $547,000 and $868,000 as of such dates, respectively. As of both March 31, 2012, and December 31, 2011, the Company serviced $1.1 billion in loans for third-party investors.

Other Assets As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago, which is included as a component of other assets. The Company’s investment in the common stock of the FHLB of Chicago declined from $46.1 million at December 31, 2011, to $27.7 million at March 31, 2012. The FHLB of Chicago redeemed $18.4 million of excess common stock held by the Company in accordance with a redemption plan it announced in December 2011. Under this plan, the FHLB of Chicago has stated that it intends to redeem additional excess common stock in quarterly increments through the end of 2013. However, the amount and timing of these redemptions, if any, depend on many factors outside the control of the Company and the FHLB of Chicago. As of March 31, 2012, Company owned approximately $12.5 million more in FHLB of Chicago common stock than it would otherwise be required to own under minimum guidelines established by the FHLB of Chicago.

As of March 31, 2012, and December 31, 2011, the Company’s net deferred tax asset, which is included as component of other assets, was $35.3 million and $37.5 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

Deposit Liabilities Deposit liabilities increased by $11.3 million or 0.6% during the three months ended March 31, 2012. Core deposits, consisting of checking, savings and money market accounts, increased by $26.5 million or 2.7% during the period while certificates of deposits declined by $15.2 million or 1.5%. The Company continues to closely manage the rates it offers on certificates of deposit to control is overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $29.7 million or 19.4% during the three months ended March 31, 2012. As previously noted, in March the Company borrowed $30.0 million in term advances from the FHLB of Chicago to fund the purchase of held-to-maturity securities. The following table presents the Company’s FHLB of Chicago advances by contractual maturities as March 31, 2012.

	Amount	Rate
	(Dollars in thousands)
FHLB advances maturing in:
2012	$100,000	4.52%
2013	229	4.17
2014	–	–
2015	7,500	0.83
2016	7,500	1.07
2017 and thereafter	67,557	4.23
Total FHLB advances	$182,786	4.12%

The above table excludes the $120.7 million in FHLB of Chicago advances drawn in April. These advances have term maturities ranging from three to nine years, a weighted-average maturity of 5.7 years, and a weighted-average cost of 1.51%.

The Company’s advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $13.1 million at March 31, 2012, compared to $3.2 million at December 31, 2011. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Other Liabilities The Company’s other liabilities increased to $109.6 million at March 31, 2012, from $51.1 million at December 31, 2011. This increase was principally caused by amounts due to securities brokers for $66.2 million in securities purchased in March that were not delivered until April, as previously described.

Shareholders' Equity The Company’s shareholders’ equity increased from $265.8 million at December 31, 2011, to $268.9 million at March 31, 2012. This increase was caused by net income during the period, as well as lower accumulated other comprehensive loss due to an increase in the fair value of available-for-sale securities. These developments were partially offset by the payment of a regular cash dividend to shareholders of $0.01 per share during the quarter. This dividend payment represented a dividend payout ratio of 40.1% of net income. The book value per share of the Company’s common stock was $5.80 at March 31, 2012, compared to $5.75 at December 31, 2011.

On May 7, 2012, the Company’s board of directors announced that it had declared a $0.01 per share dividend payable on June 1, 2012, to shareholders of record on May 18, 2012. During the three months ended March 31, 2012, the Company did not repurchase any shares of its common stock. For additional discussion relating to the Company’s ability to pay dividends or repurchase shares of its common stock, refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At March 31	At December 31
	2012	2011
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$13,124	$14,868
Multi-family	20,061	22,905
Commercial real estate	14,121	23,997
Construction and development	8,196	9,368
Total non-accrual mortgage loans	55,502	71,138
Non-accrual consumer loans:
Secured by real estate	1,299	1,457
Other consumer loans	186	207
Total non-accrual consumer loans	1,485	1,664
Non-accrual commercial business loans	1,467	1,642
Total non-accrual loans	58,454	74,444
Accruing loans delinquent 90 days or more (1)	562	696
Total non-performing loans	59,016	75,140
Foreclosed properties and repossessed assets	22,176	24,724
Total non-performing assets	$81,192	$99,864

Non-performing loans to loans receivable, net	4.52%	5.69%
Non-performing assets to total assets	3.11%	4.00%
Interest income that would have been recognized if non-accrual loans had been current (2)	$1,033	$4,535
Interest income on non-accrual loans included in interest income (2)	$180	$1,850

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the three months ended March 31, 2012, and the twelve months ended December 31, 2011, respectively.

Although the Company’s non-performing loans have declined in recent periods, such loans remain high by historical standards due to weak economic conditions and high unemployment. These developments have strained the financial condition of many borrowers and have resulted in higher levels of loan delinquencies. As a result, many properties securing the Company’s loans have experienced increased vacancy rates, reduced lease rates, and/or delays in unit sales, as well as lower real estate values. The Company’s non-performing loans were $59.0 million or 4.52% of loans receivable as of March 31, 2012, compared to $75.1 million or 5.69% of loans receivable as of December 31, 2011. Non-performing assets, which includes non-performing loans, were $81.2 million or 3.11% of total assets and $99.9 million or 4.00% of total assets as of these same dates, respectively. The decline in non-performing loans during the three months ended March 31, 2012, was primarily attributable to three loans that aggregated $5.3 million that were paid off, one loan for $2.5 million that was returned to performing status due to the improved condition of the borrower, and two loans that aggregated $2.2 million that were transferred to foreclosed real estate. All of these loans were secured by commercial and multi-family real estate. In addition, non-performing one- to four-family loans declined by $1.7 million or 11.7% during the three months ended March 31, 2012.

As of March 31, 2012, non-performing loans included $23.8 million in loans that were current on all contractual principal and interest payments, but which management determined should be classified as non-performing in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment. In most cases, interest income is no longer being accrued on these loans and periodic payments are being applied against the recorded investment in the loan.

In addition to non-performing assets, at March 31, 2012, management was closely monitoring $49.1 million in additional loans that were classified as “special mention” and $27.7 million that were adversely classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $51.2 million and $28.5 million, respectively, as of December 31, 2011. These loans are primarily secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Although these loans were performing in accordance with their contractual terms, management deemed their classification prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral.

A summary of the allowance for loan losses is shown below for the periods indicated:

	Three months ended March 31
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the period	$27,928	$47,985
Provision for loan losses:
One- to four-family	399	(98)
Multi-family	(178)	1,747
Commercial real estate	333	286
Construction and development	(169)	996
Consumer loans	216	(103)
Commercial business loans	(550)	352
Total provision for loan losses	51	3,180
Charge-offs:
One- to four-family	(377)	(1,092)
Multi-family	(697)	(2,878)
Commercial real estate	(2,245)	(735)
Construction and development	(102)	(2,415)
Consumer loans	(278)	(228)
Commercial business loans	(10)	(302)
Total charge-offs	(3,709)	(7,650)
Recoveries:
One- to four-family	–	–
Multi-family	568	–
Commercial real estate	399	–
Construction and development	–	–
Consumer loans	4	4
Commercial business loans	–	7
Total recoveries	971	11
Net charge-offs	(2,738)	(7,639)
Balance at the end of the period	$25,241	$43,526

	March 31	December 31
	2012	2011
Allowance as a percent of total loans	1.93%	2.12%
Allowance as a percent of non-performing loans	42.77%	37.17%
Net charge-offs to average loans (1)	0.80%	1.96%

(1)	The rate for the three months ended March 31, 2012, is annualized.

The Company’s allowance for loan losses was $25.2 million or 1.93% of total loans at March 31, 2012, compared to $27.9 million or 2.12% of total loans at December 31, 2011. As a percent of non-performing loans, the Company’s allowance for loan losses was 42.77% at March 31, 2012, compared to 37.17% at December 31, 2011. The decrease in the allowance was principally caused by $2.7 million in net charge-offs during the period. Most notably, the Company charged off $1.5 million related to two loan relationships that aggregated $4.6 million on which management commenced foreclosure proceedings during the period. These loans are secured by a multi-tenant office showroom and multi-tenant retail center. Most of the allowances related to these two loan relationships had been established in previous periods. Additions to the allowance for loan losses during the period, which consisted of $1.2 million in provision for loan losses, were substantially offset by loan loss recoveries, as previously described. In addition, The Company reduced its allowance for loan losses modestly during the quarter to reflect improved credit quality in its loan portfolio, attributable to lower levels of delinquent and classified loans, as previously described.

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

Capital Resources   At March 31, 2012, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2012, the Bank had a Tier 1 capital ratio of 9.29% and a total risk-based capital ratio of 18.31%.

In 2011 the Company and the Bank agreed to address certain items identified by the OTS (their former regulator) by each entering into a separate memorandum of understanding (“MOU”) with the OTS. An MOU is an agreement between the regulator and a financial institution which requires the institution to exercise reasonable good faith efforts to comply with the requirements of the MOU, but the institution is not subject to direct judicial enforcement under the MOU as it would be under other forms of supervisory actions such as those required in formal consent orders or cease and desist orders. As a result of the elimination of the OTS under the Dodd-Frank Act, the FRB and OCC have succeeded the OTS as the administrators of the Company’s and Bank’s MOUs, respectively. Management does not believe that the MOUs have a material adverse impact on the Company’s or Bank’s operations. However, in addition to other regulatory requirements, under their respective MOUs the Company and the Bank are required to obtain the prior written non-objection of the FRB and, in the Bank’s case, approval of the OCC, prior to declaring or paying cash dividends and, in the case of the Company, prior to repurchasing common shares, or incurring, issuing, increasing, modifying or redeeming any debt or lines of credit. As such, the Company cannot provide any assurances that it will continue to pay dividends to shareholders, that dividend payments to shareholders will not be reduced, or that shares will be repurchased in the future.

On May 7, 2012, the Company’s board of directors announced that it had declared a $0.01 per share dividend payable on June 1, 2012, to shareholders of record on May 18, 2012. During the three months ended March 31, 2012, the Company did not repurchase any shares of its common stock.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Contractual Obligations The following table presents, as of March 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,005,178	–	–	–	$1,005,178
Certificates of deposits	725,846	$285,078	$16,844	–	1,027,768
Borrowed funds	100,000	5,000	10,000	$67,786	182,786
Operating leases	1,019	1,883	1,501	2,972	7,375
Purchase obligations	1,680	3,360	3,360	4,200	12,600
Non-qualified retirement plans and deferred compensation plans	1,080	2,215	1,627	7,368	12,290

The above table excludes the $120.7 million in borrowed funds, which consist of FHLB of Chicago advances, that were drawn in April. These advances have term maturities ranging from three to nine years.

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of March 31, 2012.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
One- to four-family mortgage loans	$16,262	–	–	–	$16,262
Multi-family mortgage loans	31,776	–	–	–	31,776
Commercial real estate loans	2,864	–	–	–	2,864
Commercial business loans	54,253	$1,291	–	$10	55,554
Home equity and credit card lines of credit	153,302	–	–	–	153,302

Approved commitments to extend credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At March 31, 2012, the Company had forward commitments to sell one- to four-family mortgage loans of $74.2 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of March 31, 2012.

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

The table on the next page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2012, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions. Mortgage-related securities that aggregate $66.2 million that were purchased in March but were not delivered until April are excluded from the analysis.

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon final maturity.

	At March 31, 2012
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable:
Mortgage loans:
Fixed	$50,947	$72,257	$134,606	$142,847	$81,290	$481,947
Adjustable	86,750	241,976	109,386	48,359	2,470	488,941
Consumer loans	100,000	52,096	46,075	22,718	15,206	236,095
Commercial business loans	36,330	16,321	25,781	9,787	86	88,305
Interest-earning deposits	90,273	–	–	–	–	90,273
Mortgage-related securities:
Fixed	50,771	141,714	289,103	148,633	159,045	789,266
Adjustable	60,845	–	–	–	–	60,845
Other interest-earning assets	27,675	–	–	–	–	27,675
Total interest-earning assets	503,591	524,364	604,951	372,344	258,097	2,263,347

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	749	2,221	5,731	5,462	110,972	125,135
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,416	4,196	10,827	10,319	209,648	236,406
Savings accounts	1,453	4,298	11,031	10,433	190,424	217,639
Money market accounts	425,997	–	–	–	–	425,997
Certificates of deposit	351,411	478,893	180,620	16,845	–	1,027,769
Advance payments by borrowers for taxes and insurance	–	13,094	–	–	–	13,094
Borrowings	307	100,950	10,388	17,956	53,185	182,786
Total interest-bearing and non-interest-bearing liabilities	781,333	603,652	218,597	61,015	564,228	2,228,826
Interest rate sensitivity gap	$(277,742)	$(79,288)	$386,354	$311,329	$(306,131)	$34,522
Cumulative interest rate sensitivity gap	$(277,742)	$(357,030)	$29,324	$340,653	$34,522
Cumulative interest rate sensitivity gap as a percentage of total assets	(10.64)%	(13.68)%	1.12%	13.05%	1.32%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	64.45%	74.22%	101.83%	120.46%	101.55%

Based on the above gap analysis, at March 31, 2012, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period by $357.0 million. This represented a negative cumulative one-year interest rate sensitivity gap of 13.68%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 74.22%. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at March 31, 2012. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$186,128	$(165,829)	(47.1)%	7.73%	(42.0)%
+300	227,291	(124,666)	(35.4)	9.22	(30.9)
+200	272,272	(79,685)	(22.6)	10.78	(19.1)
+100	313,319	(38,638)	(11.0)	12.13	(9.1)
0	351,957	–	–	13.34	–
-100	353,314	1,357	0.4	13.17	(1.2)

Based on the above analysis, the Company’s PVE could be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities and reduced likelihood of calls on certain investment securities), partially offset by a decline in the present value of deposit liabilities and FHLB of Chicago advances. Also based on the above analysis, the Company’s PVE could be favorably impacted by a modest amount by a decrease in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II

Item 1A. Risk Factors

Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2011 Annual Report on Form 10-K. Refer also to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement" in Part I, Item 2, above.

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	May 8, 2012	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

Date:	May 8, 2012	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended March 31, 2012

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101 *	The following materials are furnished from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS *	XBRL Instance Document		X

101.SCH *	XBRL Taxonomy Extension Schema Document		X

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB *	XBRL Extension Labels Linkbase Document		X

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.