Form 10-Q
period 2012-06-30
BANK MUTUAL CORP
filed 2012-08-07
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes     ☐               No     ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,326,484 shares, at August 7, 2012.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	June 30	December 31
	2012	2011
	(Dollars in thousands)
Assets
Cash and due from banks	$33,809	$52,306
Interest-earning deposits	171,424	68,629
Cash and cash equivalents	205,233	120,935
Mortgage-related securities available-for-sale, at fair value	687,619	781,770
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $160,377 in 2012)	158,556	–
Loans held-for-sale, net	11,072	19,192
Loans receivable (net of allowance for loan losses of $26,029 in 2012 and $27,928 in 2011)	1,348,573	1,319,636
Foreclosed properties and repossessed assets	16,460	24,724
Mortgage servicing rights, net	7,263	7,401
Other assets	200,176	224,826

Total assets	$2,634,952	$2,498,484

Liabilities and equity

Liabilities:
Deposit liabilities	$1,983,179	$2,021,663
Borrowings	311,414	153,091
Advance payments by borrowers for taxes and insurance	22,261	3,192
Other liabilities	45,741	51,842
Total liabilities	2,362,595	2,229,788
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2012 and 2011 Issued and outstanding–none in 2012 and 2011	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2012 and 2011 Issued–78,783,849 shares in 2012 and 2011
Outstanding–46,326,484 shares in 2012 and 46,228,984 in 2011	788	788
Additional paid-in capital	489,186	490,159
Retained earnings	142,350	140,793
Accumulated other comprehensive loss	(3,454)	(5,379)
Treasury stock–32,457,365 shares in 2012 and 32,554,865 in 2011	(359,409)	(360,590)
Total shareholders’ equity	269,461	265,771
Non-controlling interest in real estate partnership	2,896	2,925
Total equity including non-controlling interest	272,357	268,696

Total liabilities and equity	$2,634,952	$2,498,484

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,205	$17,546
Mortgage-related securities	4,792	4,033
Interest-earning deposits	59	46
Investment securities	23	1,281
Total interest income	21,079	22,906
Interest expense:
Deposit liabilities	3,868	5,010
Borrowings	2,357	1,790
Advance payments by borrowers for taxes and insurance	1	1
Total interest expense	6,226	6,801
Net interest income	14,853	16,105
Provision for loan losses	1,730	805
Net interest income after provision for loan losses	13,123	15,300
Non-interest income:
Service charges on deposits	1,664	1,559
Brokerage and insurance commissions	964	832
Loan related fees and servicing revenue, net	(1,395)	333
Gain on loan sales activities, net	3,551	520
Gain on investments, net	543	–
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	(909)	(1,299)
Non-credit portion of OTTI losses	573	910
Net OTTI losses	(336)	(389)
Increase in cash surrender value of life insurance	524	539
Other non-interest income	1,419	1,365
Total non-interest income	6,934	4,759
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,697	9,602
Occupancy and equipment	2,778	2,850
Federal insurance premiums	871	746
Advertising and marketing	471	400
Losses and expenses on foreclosed real estate, net	970	2,696
Other non-interest expense	2,353	2,320
Total non-interest expense before goodwill impairment	18,140	18,614
Goodwill impairment	–	52,570
Total non-interest expense	18,140	71,184
Income (loss) before income taxes	1,917	(51,125)
Income tax expense	601	266
Net income (loss) before non-controlling interest	1,316	(51,391)
Net loss attributable to non-controlling interest	13	14
Net income (loss)	$1,329	$(51,377)

Per share data:
Earnings (loss) per share–basic	$0.03	$(1.12)
Earnings (loss) per share–diluted	$0.03	$(1.12)
Cash dividends per share paid	$0.01	$0.01

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$32,629	$35,419
Mortgage-related securities	9,094	7,828
Interest-earning deposits	100	97
Investment securities	34	2,625
Total interest income	41,857	45,969
Interest expense:
Deposit liabilities	7,924	10,479
Borrowings	4,181	3,560
Advance payments by borrowers for taxes and insurance	1	2
Total interest expense	12,106	14,041
Net interest income	29,751	31,928
Provision for loan losses	1,781	3,985
Net interest income after provision for loan losses	27,970	27,943
Non-interest income:
Service charges on deposits	3,223	3,027
Brokerage and insurance commissions	1,545	1,446
Loan related fees and servicing revenue, net	(1,257)	584
Gain on loan sales activities, net	6,455	1,116
Gain on investments, net	543	1,113
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	(909)	(1,299)
Non-credit portion of OTTI losses	573	910
Net OTTI losses	(336)	(389)
Increase in cash surrender value of life insurance	1,050	1,085
Other non-interest income	2,983	2,572
Total non-interest income	14,206	10,554
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	21,272	19,001
Occupancy and equipment	5,732	5,849
Federal insurance premiums	1,702	1,768
Advertising and marketing	1,070	645
Losses and expenses on foreclosed real estate, net	3,748	3,726
Other non-interest expense	5,134	4,675
Total non-interest expense before goodwill impairment	38,658	35,664
Goodwill impairment	–	52,570
Total non-interest expense	38,658	88,234
Income (loss) before income taxes	3,518	(49,737)
Income tax expense	1,063	626
Net income (loss) before non-controlling interest	2,455	(50,363)
Net loss attributable to non-controlling interest	29	27
Net income (loss)	$2,484	$(50,336)

Per share data:
Earnings (loss) per share–basic	$0.05	$(1.10)
Earnings (loss) per share–diluted	$0.05	$(1.10)
Cash dividends per share paid	$0.02	$0.04

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended June 30
	2012	2011
	(Dollars in thousands)
Net income (loss) before non-controlling interest	$1,316	$(51,391)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of of deferred income taxes of $(230) in 2012 and $(365) in 2011	(343)	(545)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(64) in 2012 and $3,198 in 2011	(99)	4,776
Reclassification adjustment for realized gains on sales of securities available-for-sale, net of income taxes of $(218) in 2012	(325)	–
	(767)	4,231
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $254 in 2012	382	–
	382	–
Total other comprehensive income (loss), net of tax	(385)	4,231
Total comprehensive income (loss) before non-controlling interest	931	(47,160)
Comprehensive loss attributable to non-controlling interest	13	14

Total comprehensive income (loss)	$944	$(47,146)

	Six Months Ended
	June 30
	2012	2011
	(Dollars in thousands)
Net income (loss) before non-controlling interest	$2,455	$(50,363)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of of deferred income taxes of $(230)in 2012 $(365) in 2011	(343)	(545)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $1,385 in 2012 and $3,529 in 2011	2,066	5,271
Reclassification adjustment for realized gains on sales of securities available-for-sale, net of income taxes of $(218) in 2012 and $(446) in 2011	(325)	(667)
	1,398	4,059
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $351 in 2012	527	–
Other pension-related adjustments, net of deferred income taxes of $(41) in 2011	–	(62)
	527	(62)
Total other comprehensive income, net of tax	1,925	3,997
Total comprehensive income (loss) before non-controlling interest	4,380	(46,366)
Comprehensive loss attributable to non-controlling interest	29	27

Total comprehensive income (loss)	$4,409	$(46,339)

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2012	$788	$490,159	$140,793	$(5,379)	$(360,590)	$2,925	$268,696
Net income	–	–	2,484	–	–	–	2,484
Net loss attributable to non-controlling interest	–	–	–	–	–	(29)	(29)
Other comprehensive income	–	–	–	1,925	–	–	1,925
Issuance of management recognition plan shares	–	(1,181)	–	–	1,181	–	–
Share based payments	–	208	–	–	–	–	208
Cash dividends ($0.02 per share)	–	–	(927)	–	–	–	(927)

Balance at June 30, 2012	$788	$489,186	$142,350	$(3,454)	$(359,409)	$2,896	$272,357

Balance at January 1, 2011	$788	$494,377	$191,238	$(6,897)	$(366,553)	$2,925	$315,878
Net loss	–	–	(50,336)	–	–	–	(50,336)
Net loss attributable to non-controlling interest	–	–	–	–	–	(27)	(27)
Other comprehensive income	–	–	–	3,997	–	–	3,997
Issuance of management recognition plan shares	–	(123)	–	–	123	–	–
Exercise of stock options	–	(4,376)	–	–	5,840	–	1,464
Share based payments	–	141	–	–	–	–	141
Cash dividends ($0.04 per share)	–	–	(1,956)	–	–	–	(1,956)

Balance at June 30, 2011	$788	$490,019	$138,946	$(2,900)	$(360,590)	$2,898	$269,161

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2012	2011
	(Dollars in thousands)
Operating activities:
Net income (loss)	$2,484	$(50,336)
Adjustments to reconcile net income to net cash from operating activities:
Net provision for loan losses	1,781	3,985
Net loss on foreclosed real estate	3,072	2,867
Provision for depreciation	1,266	1,300
Goodwill impairment	–	52,570
Net OTTI losses	336	389
Amortization of mortgage servicing rights	2,022	993
Increase (decrease) in valuation allowance on MSRs	975	(6)
Net premium amortization on securities	2,291	1,198
Loans originated for sale	(248,148)	(54,826)
Proceeds from loan sales	259,864	79,498
Net gain on loan sales activities	(6,455)	(1,116)
Net gain on sale of investments	(543)	(1,113)
Other, net	(3,325)	(6,157)
Net cash provided by operating activities	15,620	29,246
Investing activities:
Proceeds from maturities of investment securities available-for-sale	–	150,825
Proceeds from sale of investment securities	–	21,950
Purchases of mortgage-related securities available-for-sale	(51,374)	(287,696)
Principal repayments on mortgage-related securities available-for-sale	124,946	49,686
Proceeds from sales of mortgage-related securities available-for-sale	20,938	–
Purchases of mortgage-related securities held-to-maturity	(158,915)	–
Principal repayments on mortgage-related securities held-to-maturity	250	–
Proceeds from redemption of FHLB of Chicago stock	21,653	–
Net increase in loans receivable	(36,197)	(13,873)
Proceeds from sale of foreclosed properties	10,671	3,822
Net purchases of premises and equipment	(1,275)	(866)
Net cash used by investing activities	(69,303)	(76,152)

		(continued)

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30
	2012	2011
	(Dollars in thousands)
Financing activities:
Net decrease in deposit liabilities	(38,484)	(70,273)
Proceeds from long-term borrowings	158,935	–
Repayments of borrowings	(612)	(543)
Net increase in advance payments by borrowers for taxes and insurance	19,069	17,722
Cash dividends	(927)	(1,956)
Other, net	–	1,465
Net cash provided (used) by financing activities	137,981	(53,585)
Increase (decrease) in cash and cash equivalents	84,298	(100,491)
Cash and cash equivalents at beginning of period	120,935	232,832
Cash and cash equivalents at end of period	$205,233	$132,341

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$11,996	$15,836
Income taxes	162	–
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	5,479	19,622
Increase in due to brokers for security purchases	–	40,694

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In April 2011 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to a creditor’s determination of whether a loan restructuring is a troubled debt restructuring. The new guidance was effective for the first interim period beginning on or after June 15, 2011, which was the third quarter of 2011 for the Company. The Company's adoption of this new guidance did not have a material impact on its financial condition, results of operations, or liquidity, although it did affect the matters that are disclosed in the financial statements.

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

The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Note 1 of its Audited Consolidated Financial Statements contained in its 2011 Annual Report on Form 10-K. Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company's financial condition and results of operations for the three and six months ended June 30, 2012 and 2011, can be found in Note 3, “Loans Receivable,” below.

Significant judgments and/or estimates are also made in accounting for the Company’s net deferred income taxes and other-than-temporary impairment (“OTTI”) of its mortgage-related securities. Management evaluates the Company’s net deferred tax asset on an on-going basis to determine if a valuation allowance is required. In the judgment of management there was no need for a valuation allowance against the Company’s net deferred tax asset as of June 30, 2012. Information regarding the impact OTTI has had on the Company’s financial condition and results of operations for the three and six months ended June 30, 2012 and 2011, can be found in Note 2, “Securities Available-for-Sale,” below.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$431,012	$9,686	–	$440,698
Federal National Mortgage Association	188,969	2,990	$(70)	191,889
Government National Mortgage Association	39	7	–	46
Private-label CMOs	57,551	479	(3,044)	54,986
Total available-for-sale	$677,571	$13,162	$(3,114)	$687,619
Securities held-to-maturity:
Federal National Mortgage Association	$158,556	$1,889	$(68)	$160,377
Total held-to-maturity	$158,556	$1,889	$(68)	$160,377

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$537,935	$11,009	–	$548,944
Federal National Mortgage Association	167,601	2,476	$(57)	170,020
Government National Mortgage Association	767	10	–	777
Private-label CMOs	67,754	540	$(6,265)	62,029
Total available-for-sale	$774,057	$14,035	$(6,322)	$781,770

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related securities available-for-sale and held-to-maturity by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	June 30, 2012
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal National Mortgage Association	$70	3	$22,242	–	–	–	$70	$22,242
Private-label CMOs	–	–	–	$3,044	16	$29,888	3,044	29,888
Total available-for-sale	$70	3	$22,242	$3,044	16	$29,888	$3,114	$52,130
Securities held-to-maturity:
Federal National Mortgage Association	$68	1	–	–	–	–	$68	$8,068
Total held-to-maturity	$68	1	–	–	–	–	$68	$8,068

	December 31, 2011
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal National Mortgage Association	$57	1	$9,603	–	–	–	$57	$9,603
Private-label CMOs	1	1	448	$6,264	20	$40,523	6,265	40,971
Total available-for-sale	$58	2	$10,051	$6,264	20	$40,523	$6,322	$50,574

Certain of the Company’s available-for-sale and held-to-maturity securities that were in an unrealized loss position at June 30, 2012, and December 31, 2011, consisted of mortgage-related securities issued by government-sponsored entities. As of those dates, the Company believed that it was probable that it would receive all future contractual cash flows related to such securities. The Company does not intend to sell the securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost. Accordingly, the Company determined that the unrealized loss on its mortgage-related securities issued by government-sponsored entities was temporary as of June 30, 2012, and December 31, 2011.

Except as noted below, the Company also determined that the unrealized loss on its private-label collateralized mortgage obligations (“CMOs”) was temporary as of June 30, 2012, and December 31, 2011. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

 2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

As of June 30, 2012, and December 31, 2011, the Company had private-label CMOs, with a fair value of $34,157 and $36,751 respectively, and unrealized losses of $2,698 and $5,357, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. In the second quarter of 2012 the Company recognized $336 in net OTTI losses in earnings related to its investment in four private-label CMOs. The Company recognized $389 in net OTTI losses in earnings the second quarter of 2011 on three private-label CMOs. The determination of the net OTTI loss was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. The following assumptions were used in determining the amount of the credit loss in 2012: (i) prepayments speeds with a range of 5.1% to 16.5% and a weighted average rate of 9.9%, (ii) default rates with a range of 4.0% to 5.5% and a weighted average rate of 4.5%, (iii) loss severity rates with a range of 40.0% to 52.0% and a weighted average rate of 42.9%, and (iv) current credit enhancements with a range of 2.2% to 4.6% and a weighted average rate of 3.4%. The following assumptions were used in determining the amount of the credit loss in 2011: (i) prepayments speeds with a range of 6.1% to 14.9% and a weighted average rate of 11.6%, (ii) default rates with a range of 3.7% to 5.2% and a weighted average rate of 4.4%, (iii) loss severity rates with a range of 40.0% to 43.0% and a weighted average rate of 40.8%, and (iv) current credit enhancements with a range of 5.1% to 6.7% and a weighted average rate of 5.6%.

The following table is a summary of OTTI related to credit losses that have been recognized in earnings as of the dates indicated, as well as end of period values for securities that have experienced such losses:

	At or for the Three Months Ended June 30		At or for the Six Months Ended June 30
	2012	2011	2012	2011
Beginning balance of unrealized OTTI related to credit losses	$389	–	$389	–
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	82	$389	82	$389
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	254	–	254	–
Net OTTI losses recognized in earnings	336	389	336	389
Ending balance of unrealized OTTI related to credit losses	$725	$389	$725	$389
Adjusted cost at end of period	$9,182	$9,116	$9,182	$9,116
Estimated fair value at end of period	$8,609	$8,206	$8,609	$8,206

The three and six months ended June 30, 2012, included gross realized gains on the sale of securities of $543. There were no gross realized losses during these periods. The three and six months ended June 30, 2011, included gross realized gains on the sale of securities of zero and $1,113, respectively. There were no gross realized losses during these periods.

Mortgage-related securities available-for-sale with a fair value of approximately $62,215 and $91,731 at June 30, 2012, and December 31, 2011, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	June 30	December 31
	2012	2011
Permanent mortgage loans:
One- to four-family	$492,221	$508,503
Multi-family	252,544	247,040
Commercial real estate	217,812	226,195
Total permanent mortgages	962,577	981,738
Construction and development loans:
One- to four-family	14,855	16,263
Multi-family	30,382	29,409
Commercial real estate	22,612	19,907
Land	18,670	16,429
Total construction and development	86,519	82,008
Total real estate mortgage loans	1,049,096	1,063,746
Consumer loans:
Fixed home equity	111,130	102,561
Home equity lines of credit	83,213	86,540
Student	14,199	15,711
Home improvement	23,641	24,237
Automobile	1,648	2,228
Other consumer	8,884	7,177
Total consumer loans	242,715	238,454
Commercial business loans	120,629	87,715
Total loans receivable	1,412,440	1,389,915
Undisbursed loan proceeds	(37,204)	(41,859)
Allowance for loan losses	(26,029)	(27,928)
Unearned loan fees and discounts	(634)	(492)
Total loans receivable, net	$1,348,573	$1,319,636

The Company’s first mortgage loans and home equity loans are primarily secured by properties that are located in the Company's local lending areas in Wisconsin, Illinois, Michigan, and Minnesota. Substantially all of the Company’s non-mortgage loans have also been made to borrowers in these same lending areas.

At June 30, 2012, and December 31, 2011, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $415,000 and $204,000 were pledged to secure advances from the FHLB of Chicago.

The unpaid principal balance of loans serviced for others was $1,139,576 and $1,102,126 at June 30, 2012, and December 31, 2011, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

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

	At or for the Six Months Ended June 30, 2012
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,201	$7,442	$9,467	$4,506	$1,214	$2,098	$27,928
Provision	809	(1,488)	983	1,173	436	(132)	1,781
Charge-offs	(560)	(371)	(3,225)	(102)	(379)	(48)	(4,685)
Recoveries	–	568	414	–	23	–	1,005
Ending balance	$3,450	$6,151	$7,639	$5,577	$1,294	$1,918	$26,029
Loss allowance individually evaluated for impairment	$585	$1,780	$672	$2,645	$369	$129	$6,180
Loss allowance collectively evaluated for impairment	$2,865	$4,371	$6,967	$2,932	$925	$1,789	$19,849

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$11,704	$21,977	$29,213	$17,152	$1,546	$2,627	$84,219
Loans collectively evaluated for impairment	470,595	230,567	188,599	42,085	241,169	118,002	1,291,017
Total loans receivable	$482,299	$252,544	$217,812	$59,237	$242,715	$120,629	$1,375,236

	At or for the Six Months Ended June 30, 2011
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985
Provision	1,304	934	(35)	496	245	1,041	3,985
Charge-offs	(2,266)	(2,981)	(5,419)	(2,472)	(463)	(379)	(13,980)
Recoveries	1	16	–	550	9	7	583
Transfers	–	2,765	2,026	(4,791)	–	–	–
Ending balance	$2,765	$9,999	$18,457	$3,924	$1,218	$2,210	$38,573
Loss allowance individually evaluated for impairment	$342	$5,396	$12,067	$2,752	$477	$473	$21,507
Loss allowance collectively evaluated for impairment	$2,423	$4,603	$6,390	$1,172	$741	$1,737	$17,066

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$16,672	$33,200	$45,891	$23,565	$1,622	$6,648	$127,598
Loans collectively evaluated for impairment	507,143	191,095	192,485	32,605	231,401	70,683	1,225,412
Total loans receivable	$523,815	$224,295	$238,376	$56,170	$233,023	$77,331	$1,353,010

During the six months ended June 30, 2012 and 2011, the Company adjusted certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of recent trends in real estate values, economic conditions, and unemployment. The Company estimates that these adjustments, as well as overall changes in the balance of loans to which these factors were applied, resulted in increases of $226 and $652 in the total allowances for loan losses during the six months ended June 30, 2012 and 2011, respectively. The transfers noted in the table were the result of the reclassification of certain construction loans to permanent loans as a result of the completion of construction.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	June 30, 2012
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
With an allowance recorded:
One- to four-family	$3,025	$3,036	$585	$3,051	$30
Multi-family	14,727	15,224	1,780	15,738	–
Commercial real estate: Office	675	681	86	1,278	12
Retail/wholesale/mixed	2,811	2,833	586	2,273	28
Industrial/warehouse	–	–	–	505	–
Other	–	–	–	320	–
Total commercial real estate	3,486	3,514	672	4,376	40
Construction and development:
One- to four-family	–	–	–	92	–
Multi-family	–	–	–	1,489	–
Commercial real estate	–	–	–	918	–
Land	2,975	2,993	2,645	2,591	–
Total construction and development	2,975	2,993	2,645	5,090	–
Consumer:
Home equity	280	280	265	339	–
Student	–	–	–	–	–
Other	111	111	104	77	–
Total consumer	391	391	369	416	–
Commercial business:
Term loans	209	216	129	242	4
Lines of credit	–	–	–	49	–
Total commercial business	209	216	129	291	4
Total with an allowance recorded	$24,813	$25,374	$6,180	$28,962	$74

With no allowance recorded:
One- to four-family	$8,448	$10,018	–	$10,105	$73
Multi-family	3,072	3,303	–	4,517	26
Commercial real estate:
Office	2,124	3,717	–	3,711	12
Retail/wholesale/mixed	6,987	11,356	–	7,086	155
Industrial/warehouse	532	631	–	716	9
Other	328	619	–	1,303	–
Total commercial real estate	9,971	16,323	–	12,816	176
Construction and development:
One- to four-family	–	–	–	25	–
Multi-family	114	114	–	38	–
Commercial real estate	–	–	–	914	–
Land	1,144	1,364	–	1,200	14
Total construction and development	1,258	1,478	–	2,177	14
Consumer:
Home equity	1,023	1,023	–	1,014	14
Student	–	–	–	–	–
Other	72	72	–	115	3
Total consumer	1,095	1,095	–	1,129	17
Commercial business:
Term loans	595	644	–	667	22
Lines of credit	431	532	–	489	4
Total commercial business	1,026	1,176	–	1,156	26
Total with no allowance recorded	$24,870	$33,393	–	$31,900	$332

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

	December 31, 2011
	Loans	Unpaid	Related	Average Loan	Interest
	Receivable	Principal	Allowance	Receivable	Income
Impaired loans with an allowance recorded:	Balance, Net	Balance	for Loss	Balance, Net	Recognized
One- to four-family	$2,606	$2,606	$364	$3,916	$51
Multi-family	19,006	19,106	2,357	23,158	851
Commercial real estate:
Office	2,474	2,474	746	7,917	30
Retail/wholesale/mixed	3,220	3,225	570	16,931	78
Industrial/warehouse	1,250	1,250	250	1,286	–
Other	959	964	318	1,175	67
Total commercial real estate	7,903	7,913	1,884	27,309	175
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	4,466	4,488	678	4,482	248
Commercial real estate	152	153	84	1,908	11
Land	2,993	2,995	2,434	2,944	58
Total construction and development	7,611	7,636	3,196	9,334	317
Consumer:
Home equity	413	413	327	446	–
Student	–	–	–	–	–
Other	67	67	49	126	–
Total consumer	480	480	376	572	–
Commercial business:
Term loansTerm loans	164	165	83	690	15
Lines of credit	117	117	45	324	5
Total commercial business	281	282	128	1,014	20
Total with an allowance recorded	$37,887	$38,023	$8,305	$65,303	$1,414

Impaired loans with no allowance recorded:
One- to four-family	$12,262	$13,645	–	$12,382	$264
Multi-family	3,899	4,413	–	7,117	306
Commercial real estate:
Office	6,580	8,520	–	2,937	375
Retail/wholesale/mixed	8,716	15,318	–	7,797	712
Industrial/warehouse	530	754	–	1,146	25
Other	268	1,044	–	673	9
Total commercial real estate	16,094	25,636	–	12,553	1,121
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	20	–
Commercial real estate	–	–	–	2,459	–
Land	1,757	1,967	–	3,219	28
Total construction and development	1,757	1,967	–	5,698	28
Consumer:
Home equity	1,044	1,044	–	962	43
Student	–	–	–	–	–
Other	140	140	–	110	4
Total consumer	1,184	1,184	–	1,072	47
Commercial business:
Term loans	787	896	–	825	44
Lines of credit	574	699	–	268	40
Total commercial business	1,361	1,595	–	1,094	84
Total with no allowance recorded	$36,557	$48,440	–	$39,915	$1,850

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	June 30, 2012
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$469,535	$930	$130	$11,704	$482,299
Multi-family	201,728	28,839	–	21,977	252,544
Commercial real estate:
Office	49,889	4,761	18,281	5,583	78,514
Retail/wholesale/mixed use	56,396	10,070	19,388	21,543	107,397
Industrial/warehouse	24,904	3,269	7	1,593	29,773
Other	1,634	–	–	494	2,128
Total commercial real estate	132,823	18,100	37,676	29,213	217,812
Construction and development:
One- to four-family	6,591	–	–	–	6,591
Multi-family	8,656	–	–	12,250	20,906
Commercial real estate	12,783	624	–	–	13,407
Land	12,254	1,177	–	4,902	18,333
Total construction/development	40,284	1,801	–	17,152	59,237
Consumer:
Home equity	216,670	–	–	1,313	217,983
Student	14,199	–	–	–	14,199
Other	10,300	–	–	233	10,533
Total consumer	241,169	–	–	1,546	242,715
Commercial business:
Term loans	63,677	1,474	120	1,510	66,781
Lines of credit	46,255	4,251	2,225	1,117	53,848
Total commercial business	109,932	5,725	2,345	2,627	120,629
Total	$1,195,471	$55,395	$40,151	$84,219	$1,375,236

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at June 30, 2012, or December 31, 2011. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at June 30, 2012, or December 31, 2011.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	June 30, 2012
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
One- to four-family	$7,491	$4,435	$9,687	$21,613	$460,686	$482,299	$11,473
Multi-family	1,514	–	7,197	8,711	243,833	252,544	17,799
Commercial real estate:
Office	782	–	1,954	2,736	75,778	78,514	2,799
Retail/wholesale/mixed	3,250	497	4,176	7,923	99,474	107,397	9,798
Industrial/warehouse	–	–	160	160	29,613	29,773	532
Other	–	–	328	328	1,800	2,128	328
Total commercial real estate	4,032	497	6,618	11,147	206,665	217,812	13,457
Construction and development:
One- to four-family	–	–	–	–	6,591	6,591	–
Multi-family	114	–	–	114	20,792	20,906	114
Commercial real estate	97	–	–	97	13,310	13,407	–
Land	257	2,278	1,849	4,384	13,949	18,333	4,119
Total construction	468	2,278	1,849	4,595	54,642	59,237	4,233
Consumer:
Home equity	1,034	460	1,303	2,797	215,186	217,983	1,303
Student	248	356	736	1,340	12,859	14,199	–
Other	59	21	183	263	10,270	10,533	183
Total consumer	1,341	837	2,222	4,400	238,315	242,715	1,486
Commercial business:
Term loans	200	–	705	905	65,876	66,781	804
Lines of credit	–	332	111	443	53,405	53,848	431
Total commercial	200	332	816	1,348	119,281	120,629	1,235
Total	$15,046	$8,379	$28,389	$51,814	$1,323,422	$1,375,236	$49,683

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

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

As of June 30, 2012, and December 31, 2011, $736 and $696 in student loans, respectively, were 90-days past due, but remained on accrual status. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. Loans added as TDRs for the six months ended June 30, 2012 consisted of four one- to four-family residential loans totaling $459, three commercial real estate loans totaling $481, and one commercial business loan totaling $37. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

4.  Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Six Months Ended June 30
	2012	2011
MSRs at beginning of the period	$8,269	$7,775
Additions	2,858	603
Amortization	(2,022)	(516)
MSRs at end of period	9,105	7,862
Valuation allowance at end of period	(1,843)	–
MSRs at end of the period, net	$7,262	$7,862

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for six months ended December 31:	2012	$586
Estimate for years ended December 31:	2013	1,148
	2014	1,122
	2015	1,101
	2016	1,074
	2017	942
	Thereafter	1,289
	Total	$7,262

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of June 30, 2012. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

 5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	June 30	December 31
	2012	2011
Accrued interest:
Loans receivable	$4,581	$4,664
Mortgage-related securities	1,927	1,851
Interest-earning deposits	7	6
Total accrued interest	6,515	6,521
Premises and equipment, net	50,427	50,423
Federal Home Loan Bank stock, at cost	24,439	46,092
Bank owned life insurance	57,601	56,604
Prepaid FDIC insurance premiums	4,045	5,673
Deferred tax asset, net	35,231	37,493
Prepaid and other assets	21,918	22,020
Total other assets	$200,176	$224,826

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

6.  Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	June 30	December 31
	2012	2011
Checking accounts:
Non-interest-bearing	$130,785	$112,211
Interest-bearing	234,211	229,990
Total checking accounts	364,996	342,201
Money market accounts	423,579	432,248
Savings accounts	221,621	204,263
Certificates of deposit:
Due within one year	730,933	709,362
After one but within two years	173,802	250,613
After two but within three years	52,928	61,291
After three but within four years	9,152	13,301
After four but within five years	6,168	8,384
Total certificates of deposits	972,983	1,042,951
Total deposit liabilities	$1,983,179	$2,021,663

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	June 30, 2012		December 31, 2011
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances maturing in:
2012	$100,000	4.52%	$100,000	4.52%
2013	225	4.17	233	4.17
2014	–	–	–	–
2015	23,450	0.80	–	–
2016	23,450	1.04	–	–
2017 and thereafter	164,289	2.75	52,858	5.00
Total borrowings	$311,414	3.04%	$153,091	4.69%

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

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

7.  Borrowings (continued)

At June 30, 2012 and December 31, 2011, the Company had lines of credit with two financial institutions that totaled $10,000 as of both dates. There were no amounts outstanding on these lines of credits as of either of the dates.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of June 30, 2012, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total capital	$257,850	18.27%	$112,929	8.00%	$141,162	10.00%
(to risk-weighted assets)
Tier 1 capital	240,101	17.01	56,465	4.00	84,697	6.00
(to risk-weighted assets)
Tier 1 capital	240,101	9.23	104,056	4.00	130,070	5.00
(to adjusted total assets)

As of December 31, 2011:
Total capital	$253,815	18.34%	$110,714	8.00%	$138,392	10.00%
(to risk-weighted assets)
Tier 1 capital	236,516	17.09	55,354	4.00	83,035	6.00
(to risk-weighted assets)
Tier 1 capital	236,516	9.59	98,601	4.00	123,252	5.00
(to adjusted total assets)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

9.  Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Basic earnings (loss) per share:
Net income (loss)	$1,329	$(51,377)	$2,484	$(50,336)
Weighted average shares outstanding	46,184,264	46,058,361	46,184,264	45,897,411
Vested MRP shares for period	5,459	1,745	3,532	3,489
Basic shares outstanding	46,189,723	46,060,106	46,187,796	45,900,900
Basic earnings (loss) per share	$0.03	$(1.12)	$0.05	$(1.10)

Diluted earnings per share:
Net income (loss)	$1,329	$(51,377)	$2,484	$(50,336)
Weighted average shares outstanding used in basic earnings per share basic earnings per share	46,189,723	46,060,106	46,187,796	45,900,900
Net dilutive effect of:		46,060,106
Stock option shares	–	–	–	–
Unvested MRP shares	6,640	–	6,667	–
Diluted shares outstanding	46,196,363	46,060,106	46,194,463	45,900,900
Diluted earnings (loss) per share	$0.03	$(1.12)	$0.05	$(1.10)

The Company had stock options for 2,675,000 shares outstanding as of June 30, 2012, and for 2,367,000 shares as of June 30, 2011, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $8.47 and $9.50 per share as of those dates, respectively.

10.  Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $52 and $39 during the three months ended June 30, 2012 and 2011, respectively, and $99 and $79 during the six months ended as of the same dates, respectively.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

10.  Employee Benefit Plans (continued)

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$725	$626	$1,450	$1,252
Interest cost	564	569	1,128	1,138
Expected return on plan assets	(756)	(650)	(1,512)	(1,300)
Amortization of unrecognized prior service cost	440	216	880	432
Net periodic benefit cost	$973	$761	$1,946	$1,522

The net periodic benefit cost for the Company’s supplemental plan was $126 and $117 for the three months ended June 30, 2012 and 2011, respectively, and $252 and $234 for the six months ended as of the same dates, respectively. The amount in 2012 consisted of interest cost of $188, amortization of unrecognized prior service costs of $6, and service costs of $58. The amount in 2011 consisted of interest cost of $208, amortization of unrecognized prior service costs of $3, and service costs of $23.

The Company does not expect to make a contribution to the qualified and supplemental plans in 2012. This determination was based on a number of factors, including the results of the Actuarial Valuation Reports as of January 1, 2012.

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

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of June 30, 2012, 520,221 MRP shares and options for 621,362 shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $46 and $30 for the three months ended June 30, 2012 and 2011, respectively, and $93 and $60 for the six months ended as of the same dates, respectively. Outstanding non-vested MRP grants had a fair value of $521 and an unamortized cost of $510 at June 30, 2012. The cost of these shares is expected to be recognized over a weighted-average period of 1.86 years.

During the three months ended June 30, 2012 and 2011, the Company recorded stock option compensation expense of $58 and $38, respectively. During the six months ended as of the same dates stock option compensation expense was $116 and 81, respectively. As of June 30, 2012, there was $803 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.94 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

11.  Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Six Months Ended June 30
	2012		2011
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,382,500	$9.4637	2,462,464	$9.0184
Granted	412,500	3.3999	421,000	5.0251
Exercised	–	–	(488,464)	3.2056
Forfeited	(120,000)	10.6730	(28,000)	9.0664
Outstanding at end of period	2,675,000	$8.4744	2,367,000	$9.5072

The following table provides additional information regarding the Company’s outstanding options as of June 30, 2012.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life in Years	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise Price:
$10.6730	1.8	–	–	1,580,000	–
$12.2340	4.0	–	–	50,000	–
$11.1600	5.8	6,400	–	25,600	–
$12.0250	6.1	20,000	–	30,000	–
$7.2200	7.8	30,000	–	20,000	–
$4.7400	8.5	56,000	–	14,000	–
$5.0500	8.6	310,400	–	77,600	–
$4.3000	8.7	20,000	$2	5,000	$1
$3.7200	9.1	17,500	12	–	–
$3.3900	9.6	402,500	410	–	–
$3.8000	9.8	10,000	6	–	–
Total		872,800	$430	1,802,200	$1
Weighted average remaining contractual life		9.0 years		2.4 years
Weighted average exercise price		$4.4856		$10.4015

 The intrinsic value of options exercised during the six months ended June 30, 2011, was $296. There were no options exercised during the six months ended June 30, 2012. The weighted average grant date fair value of non-vested options at June 30, 2012, was $1.06 per share. During the six months ended June 30, 2012, options for 412,500 shares were granted, options for 99,000 shares became vested, and there were no forfeitures of non-vested options shares.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 412,500 options granted during the six months ended June 30, 2012: risk free rate of 1.50%, dividend yield of 1.18%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $0.86 per option using these assumptions. The following weighted-average assumptions were used to value 421,000 options granted during the six months ended June 30, 2011: risk free rate of 2.06%, dividend yield of 2.04%, expected stock volatility of 25%, and expected term to exercise of 7.5 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

12.  Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	June 30	December 31
	2012	2011
Unused consumer lines of credit	$153,384	$151,807
Unused commercial lines of credit	51,973	43,518
Commitments to extend credit:
Fixed rate	47,838	23,793
Adjustable rate	33,493	17,197
Undisbursed commercial loans	2,608	870
Standby letters of credit	1,616	410

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

As of June 30, 2012, and December 31, 2011, net unrealized gains of $712 and $243, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $345 and $507 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	June 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$75,196	$1,720	$52,699	$1,012
Forward commitments	70,605	(1,008)	62,025	(769)
Net unrealized gain		$712		$243

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

 Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

13.  Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing its financial assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three and six months ended June 30, 2012.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

13.  Fair Value Measurements (continued)

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of June 30, 2012:

	Weighted- Average	Range
Loan size	$127	$1-$415
Contractual interest rate	4.25%	2.00%-7.75%
Constant prepayment rate (“CPR”)	20.44%	13.20%-27.24%
Remaining maturity in months	263	45-420
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$82.66	–
Annual ancillary income per loan (not in thousands)	$59.75	–
Discount rate	3.33%	2.875%-3.625%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Pools determined to be impaired at June 30, 2012, had an amortized cost basis of $8,135 and a fair value of $6,292 as of that date. Accordingly, the Company recorded a valuation allowance of $1,843 as of June 30, 2012, as well as a corresponding loss of $975 during the six month period then ended, which was equal to the change in the valuation allowance during that period. Pools determined to be impaired at December 31, 2011, had an amortized cost basis of $6,812 and a fair value of $5,944 as of that date. Accordingly, the Company recorded a valuation allowance of $868 as of December 31, 2011, as well as a corresponding loss of $862 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period. The company recorded a gain of $6 during the six month period ended June 30, 2011.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

13.  Fair Value Measurements (continued)

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$205,233	$205,233	$120,935	$120,935
Securities available-for-sale	687,619	687,619	781,770	781,770
Securities held-to-maturity	158,556	160,377	–	–
Loans held-for-sale	11,072	11,072	19,192	19,192
Loans receivable, net	1,348,573	1,319,469	1,319,636	1,284,651
Mortgage servicing rights, net	7,263	7,415	7,401	7,577
Federal Home Loan Bank stock	24,439	24,439	46,092	46,092
Accrued interest receivable	6,515	6,515	6,521	6,521
Deposit liabilities	1,983,179	1,936,128	2,021,663	1,968,842
Borrowings	311,414	327,541	153,091	167,418
Advance payments by borrowers	22,261	22,261	3,192	3,192
Accrued interest payable	868	868	750	750
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	1,720	1,720	1,012	1,012
Forward commitments to sell loans	(1,008)	(1,008)	(769)	(769)

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

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At June 30, 2012
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$11,072	–	$11,072
Mortgage-related securities available-for-sale	–	687,619	–	687,619

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$19,192	–	$19,192
Mortgage-related securities available-for-sale	–	781,770	–	781,770

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

13.  Fair Value Measurements (continued)

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At June 30, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 7% to 13%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $6,180 was recorded for loans with a recorded investment of $84,219 at June 30, 2012. These amounts were $8,305 and $103,627 at December 31, 2011, respectively. Provision for loan losses related to these loans was $590 during the six months ended June 30, 2012, and $1,257 during the twelve month period ended December 31, 2011. Provision for loan losses related to impaired loans at June 30, 2011, was $1,788 for the six months ended June 30, 2011.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of June 30, 2012, $14,984 in foreclosed properties were valued at collateral value compared to $22,655 at December 31, 2011. Losses of $1,764 and $4,639 related to these foreclosed properties were recorded during the six months ended June 30, 2012, and the twelve months ended December 31, 2011, respectively. Losses on foreclosed properties valued at collateral value at June 30, 2011, were $2,586 for the six months ended June 30, 2011. The following table summarizes foreclosed properties and repossessed assets as of the dates indicated:

	June 30	December 31
	2012	2011
One- to four-family	$3,424	$6,557
Multi-family	146	1,162
Commercial real estate	8,589	13,115
Land	4,301	3,890
	$16,460	$24,724

14.  Goodwill Impairment

During the three months ended June 30, 2011, the Company determined that the goodwill recorded as a result of the purchase of financial institutions in 1997 and 2000 was impaired. The Company performed a goodwill impairment test during that period as a result of a number of developments including the decline in the Company’s stock price and market capitalization and Memoranda of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”). To determine the fair value of goodwill, as well as the amount of the impairment, the Company obtained a third-party independent appraisal of the Company, which consists of a single reporting unit, and its assets and liabilities. The fair value of the Company was estimated using a weighted average of three valuation methodologies, including a public market peers approach, a comparable transactions approach, and a discounted cash flow approach.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

14.  Goodwill Impairment (continued)

A comparison of the weighted average value from these approaches to the net carrying value of the Company indicated that potential impairment existed. The weighted average value of the Company was subsequently compared to the estimated net fair value of the Company’s individual assets and liabilities. As a result of this comparison, the Company concluded that goodwill was impaired and recorded an impairment charge of $52.6 million during the three months ended June 30, 2011, which represented the total amount of the Company’s goodwill.

Goodwill impairment is not deductible for income tax purposes. Accordingly, the Company recorded income tax expense of $266 and $626 during the three and six months ended June 30, 2011, regardless of the fact that it incurred a net loss before income taxes in such periods. Excluding the goodwill impairment from the Company’s net loss before income taxes, the Company’s effective tax rate for those periods was 18.4% and 22.1%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions or use of verbs in the future tense any discussions of periods after the date on which this report is filed are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including instability in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the transfer of regulatory authority from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“FRB”); regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effect of the memoranda of understanding mentioned in this report and potential new regulatory capital requirements under Basel III; pending and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential adverse publicity relating to any such action or other developments affecting the Company or the Bank; potential changes in Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $1.3 million or $0.03 per diluted share and $2.5 million or $0.05 per diluted share for the three- and six-month periods ended June 30, 2012, respectively. These amounts compared to net losses of $51.4 million or $1.12 per diluted share and $50.3 million or $1.10 per diluted share in the same periods of 2011, respectively. The losses in the 2011 periods were caused by a $52.6 million non-cash goodwill impairment in the second quarter of that year. Excluding this impairment, the Company’s earnings during the three- and six-month periods in 2011 were $1.2 million or $0.03 per diluted share and $2.2 million or $0.05 per diluted share, respectively. The following paragraphs describe the reasons for the changes in the Company’s earnings during the three- and six-month periods ended June 30, 2012 and 2011, along with other matters affecting the Company’s operations.

Net Interest Income Net interest income decreased by $1.3 million or 7.8% and by $2.2 million or $6.8% during the three and six months ended June 30, 2012, compared to the same periods in 2011. These decreases were primarily attributable to a decline in the Company’s net interest margin, which was 2.47% and 2.56% during the three- and six-month periods of 2012, respectively, compared to 2.82% in each of the 2011 periods. These declines were primarily the result of a lower interest rate environment during the first six months of 2012 compared to the same period in 2011, which reduced the return on the Company’s earning assets more than the cost of its funding sources. This development was partially offset by the favorable impact of higher earning assets in the 2012 periods compared to the same periods of 2011. During first six months of 2012 the Company completed the purchase of $158.9 million in mortgage-related securities that were funded by $158.9 million in term advances from the FHLB of Chicago. These investments consisted of mortgage-backed securities issued and guaranteed by Fannie Mae and secured by multi-family residential loans. The securities have a weighted-average life of 7.7 years, a yield of 2.31%, and yield-maintenance fees that discourage the underlying borrowers from prepaying the loans. The term advances from the FHLB of Chicago have a weighted-average life of 5.5 years and cost of 1.47%. The purpose of this transaction was to supplement growth in the Company’s earning assets. The Company classified these securities as held-to-maturity because it has the ability and intent to hold them until they mature.

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

	Three Months Ended June 30
	2012				2011
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,378,035		$16,205	4.70%	$1,371,929		$17,546	5.12%
Mortgage-related securities	880,860		4,792	2.18	571,035		4,033	2.83
Investment securities (2)	26,003		23	0.35	250,040		1,281	2.05
Interest-earning deposits	117,468		59	0.20	90,236		46	0.20
Total interest-earning assets	2,402,366		21,079	3.51	2,283,240		22,906	4.01
Non-interest-earning assets	228,857				258,251
Total average assets	$2,631,223				$2,541,491

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$220,110		17	0.03	$220,373		22	0.04
Money market accounts	422,707		174	0.16	400,778		448	0.45
Interest-bearing demand accounts	224,699		11	0.02	211,438		24	0.05
Certificates of deposit	1,006,178		3,666	1.46	1,071,785		4,516	1.69
Total deposit liabilities	1,873,694		3,868	0.83	1,904,374		5,010	1.05
Advance payments by borrowers for taxes and insurance	17,735		1	0.02	16,805		1	0.02
Borrowings	303,493		2,357	3.11	176,413		1,790	4.06
Total interest-bearing liabilities	2,194,922		6,226	1.13	2,097,592		6,801	1.30
Non-interest-bearing liabilities:
Non-interest-bearing deposits	126,098				101,522
Other non-interest-bearing liabilities	40,533				39,259
Total non-interest-bearing liabilities	166,631				140,781
Total liabilities	2,361,553				2,238,373
Total equity	269,670				303,118
Total average liabilities and equity	$2,631,223				$2,541,491
Net interest income and net interest rate spread			$14,853	2.38%			$16,105	2.71%

Net interest margin				2.47%				2.82%
Average interest-earning assets to average interest-bearing liabilities	1.09	x			1.09	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Six Months Ended June 30
	2012				2011
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,375,669		$32,629	4.74%	$1,369,129		$35,419	5.23%
Mortgage-related securities	817,005		9,094	2.23	541,630		7,828	2.89
Investment securities (2)	31,393		34	0.22	252,755		2,625	2.08
Interest-earning deposits	100,845		100	0.20	98,460		97	0.20
Total interest-earning assets	2,324,912		41,857	3.60	2,261,974		45,969	4.06
Non-interest-earning assets	217,776				329,356
Total average assets	$2,542,688				$2,591,330

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$213,865		32	0.03	$213,789		44	0.04
Money market accounts	422,260		372	0.18	397,545		982	0.49
Interest-bearing demand accounts	219,620		23	0.02	202,602		47	0.05
Certificates of deposit	1,019,664		7,497	1.47	1,078,175		9,406	1.74
Total deposit liabilities	1,875,409		7,924	0.85	1,892,111		10,479	1.11
Advance payments by borrowers for taxes and insurance	13,113		1	0.02	12,289		2	0.03
Borrowings	231,081		4,181	3.62	161,543		3,560	4.41
Total interest-bearing liabilities	2,119,603		12,106	1.14	2,065,943		14,041	1.36
Non-interest-bearing liabilities:
Non-interest-bearing deposits	121,793				102,073
Other non-interest-bearing liabilities	32,659				115,672
Total non-interest-bearing liabilities	154,452				217,745
Total liabilities	2,274,055				2,283,688
Total equity	268,633				307,642
Total average liabilities and equity	$2,542,688				$2,591,330
Net interest income and net interest rate spread			$29,751	2.46%			$31,928	2.70%

Net interest margin				2.56%				2.82%
Average interest-earning assets to average interest-bearing liabilities	1.10	x			1.09	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended June 30, 2012 Compared to June 30, 2011
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$106	$(1,447)	$(1,341)
Mortgage-related securities	1,837	(1,078)	759
Investment securities	(654)	(604)	(1,258)
Interest-earning deposits	14	(1)	13
Total interest-earning assets	1,303	(3,130)	(1,827)
Interest-bearing liabilities:
Savings accounts	1	(6)	(5)
Money market accounts	24	(298)	(274)
Interest-bearing demand accounts	2	(15)	(13)
Certificates of deposit	(265)	(585)	(850)
Total deposit liabilities	(238)	(904)	(1,142)
Advance payments by borrowers for taxes and insurance	–
Borrowings	1,062	(495)	567
Total interest-bearing liabilities	824	(1,399)	(575)
Net change in net interest income	$479	$(1,731)	$(1,252)

	Six Months Ended June 30, 2012 Compared to June 30, 2011
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$167	(2,957)	$(2,790)
Mortgage-related securities	3,335	(2,069)	1,266
Investment securities	(1,283)	(1,308)	(2,591)
Interest-earning deposits	2	1	3
Total interest-earning assets	2,221	(6,333)	(4,112)
Interest-bearing liabilities:
Savings accounts	(1)	(11)	(12)
Money market accounts	58	(668)	(610)
Interest-bearing demand accounts	4	(28)	(24)
Certificates of deposit	(489)	(1,420)	(1,909)
Total deposit liabilities	(428)	(2,127)	(2,555)
Advance payments by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	1,339	(718)	621
Total interest-bearing liabilities	911	(2,846)	(1,935)
Net change in net interest income	$1,310	$(3,487)	$(2,177)

Provision for Loan Losses The Company’s provision for loan losses was $1.7 million in the second quarter of 2012 compared to $805,000 in the same quarter last year. The provision for the six months ended June 30, 2012, was $1.8 million compared to $4.0 million in the same period last year. During the second quarter of 2012 the Company recorded additional loss provisions of $1.2 million against a number of smaller multi-family, commercial real estate, and business loan relationships, as well as residential and consumer loans. In addition, during the quarter the Company recorded $507,000 in additional loss provision related primarily to growth in its loan portfolio during the period.

During the second quarter of 2011, the Company recorded $1.8 million in additional loss provision against two unrelated loan relationships that aggregated $6.7 million. These loans were secured by office/warehouse and multi-tenant retail buildings. During the second quarter of 2011 the Company also recorded $1.5 million in loss provisions against a number of smaller multi-family, commercial real estate, and business loan relationships, as well as residential and consumer loans. Finally, the Company recorded $900,000 in additional loss provision during the quarter that reflected management’s concerns at the time related to continuing weaknesses in housing markets and increases in unemployment. The impact of these developments was substantially offset by $3.4 million in loss recaptures related to loans that were paid off or were upgraded to performing status during the second quarter of 2011.

On a year-to-date basis in 2012 the Company recorded additional loss provisions of $2.6 million against a number of smaller multi-family, commercial real estate, and business loan relationships, as well as residential and consumer loans. This development was partially offset by $1.2 million in loss recaptures related to non-performing loans that paid off during the period or recoveries of previously charged-off loans. Finally, during the year-to-date period the Company also recorded $226,000 in additional loss provision related primarily to growth in its loan portfolio during the period.

On a year-to-date basis in 2011 the Company recorded $7.4 million in loss provisions against a number of multi-family, commercial real estate, and business loan relationships, as well as certain smaller residential and consumer loans. This development was partially offset by $3.4 million in loss recaptures in the second quarter of 2011, as previously described.

Although the Company’s provision for loan losses was higher in the second quarter of 2012 than it was in the first quarter, such losses have generally been trending lower in recent periods. This trend is directionally consistent with recent declines in the Company’s non-performing loans and classified loans, as described below, and is consistent with trends in the banking industry. It should be noted, however, that the Company’s loan portfolio continues to be impacted by slow economic growth, persistent unemployment, and depressed real estate values. These conditions are particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land. Although the Company’s level of non-performing loans and credit-related losses have trended lower in recent periods, such remain elevated and could continue to remain elevated for the foreseeable future. For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income Total non-interest income increased by $2.2 million or 45.7% and $3.7 million or 34.6% during the three and six months ended June 30, 2012, compared to the same periods in 2011, respectively. Significant reasons for this increase are discussed in the following paragraphs.

Service charges on deposits increased by $105,000 or 6.7% during the three months ended June 30, 2012, compared to the same quarter in 2011. During the first six months of 2012, service charges on deposits increased by $196,000 or 6.5% compared to the same six-month period in 2011. Management attributes these improvements to an increase in the Company’s average checking accounts, which increased by $36.7 million or 12.1% during the six months ended June 30, 2012, compared to the same period in the previous year. In addition, enhancements in recent periods to the Company’s commercial deposit products and services generated increased fee revenue in the 2012 periods, particularly related to treasury management services.

Brokerage and insurance commissions were $1.0 million during the second quarter of 2012, a $132,000 or 15.9% increase from the same period in the previous year. On a year-to-date basis, this source of revenue was $1.5 million in 2012, a $99,000 or 6.9% increase from the same period in 2011. Management attributes these increases to improved sales efforts in this line of business, as well as a low interest rate environment, which encourages customers to purchase tax-deferred annuities due to higher rates of return on such products compared to deposit-related products.

Net loan-related fees and servicing revenue was a loss of $1.4 million during the three months ended June 30, 2012, compared to income of $333,000 in the same period of the previous year. Net loan-related fees and servicing revenue was a loss of $1.3 million during the six months ended June 30, 2012, compared to income of $584,000 in the same period of 2011. The following table presents the components of this income statement line item for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in thousands)
Gross servicing fees	$747	$678	$1,440	$1,360
Mortgage servicing rights amortization	(979)	(477)	(2,022)	(993)
Mortgage servicing rights valuation (loss) recovery	(1,296)	–	(975)	6
Loan servicing revenue, net	(1,528)	201	(1,557)	373
Other loan fee income	133	132	300	211
Loan-related fees and servicing revenue, net	$(1,395)	$333	$(1,257)	$584

Amortization of MSRs increased in the 2012 periods compared to the same periods in the prior year due to lower market interest rates for one- to four-family mortgage loans, which resulted in increased loan prepayments and faster amortization of the MSRs relative to the 2011 periods. Net loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Lower market interest in 2012 resulted in higher prepayment expectations as of June 30, 2012, which caused increases in the MSR valuation allowance during the three- and six-month periods ended June 30, 2012. As of June 30, 2012, the Company had a valuation allowance of $1.8 million against MSRs with a gross book value of $9.1 million. As of the same date the Company serviced $1.1 billion in loans for third-party investors compared to a similar amount one year ago.

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

Gains on sales of loans were $3.6 million in the second quarter of 2012 compared to $520,000 in the same quarter last year. Year-to-date, gains on sales of loans were $6.5 million in 2012 compared to $1.1 million in 2011. The Company typically sells most fixed-rate, one- to four-family mortgage loans that it originates in the secondary market. During the three and six months ended June 30, 2012, sales of these loans were $110.5 million or 489% higher and $175.9 million or 219% higher than they were during the same periods of 2011, respectively. Management attributes these increases to lower market interest rates for one- to four-family mortgage loans, which encouraged borrowers to refinance higher-rate loans into lower-rate loans during the 2012 periods. Although market interest rates for one- to four-family mortgage loans remain historically low, management is not certain that gains on sales of loans can be sustained during the last half of 2012 at the levels experienced during the first half of the year.

The Company recorded $543,000 in gains on sales of investments in the second quarter of 2012. During this period the Company sold $20.4 million in mortgage-related securities to provide additional liquidity in anticipation of the maturity in July of a $100.0 million term advance from the FHLB of Chicago (refer to “Financial Condition—Borrowings,” below). In the first quarter of 2011 the Company recorded $1.1 million in net gains on sales of investments. In that period the Company sold a $20.8 million investment in a mutual fund that management did not expect would perform well in future periods.

In the second quarters of 2012 and 2011 the Company recorded $336,000 and $389,000 in net OTTI losses, respectively. These losses consisted of the credit portion of the total OTTI loss related to the Company’s investment in certain private-label CMOs rated less than investment grade. Management attributes the net OTTI losses in these periods to low real estate values for residential properties on a nationwide basis. None of the Company’s remaining private-label CMOs were deemed to be other-than-temporarily impaired as of June 30, 2012. However, the collection of the amounts due on private-label CMOs is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in additional losses being recorded through earnings in future periods. As of June 30, 2012, the Company’s total investment in private-label CMOs was $55.0 million, of which $34.2 million was rated less than investment grade (for additional discussion refer to “Financial Condition— Mortgage-Related Securities Available-for-Sale,” below).

Other non-interest income was $1.4 million and $3.0 million during the three months and six months ended June 30, 2012, respectively, compared to $1.4 million and $2.6 million during the same periods in 2011, respectively. The increase in the 2012 year-to-date period was due primarily to an increase in the fair value of assets held in trust for certain non-qualifying employee benefit plans, due to the effects of lower interest rates and improved equity markets.

Non-Interest Expense Total non-interest expense was $18.1 million and $38.7 million during three and six months ended June 30, 2012, respectively, and $71.2 million and $88.2 million during the same periods in 2011, respectively. The 2011 periods include a $52.6 million non-cash goodwill impairment that had no effect on the Company’s liquidity, operations, tangible capital, or regulatory capital. The Company determined that the value of its goodwill had become impaired in the second quarter of 2011 based on a number of factors including the decline in its stock price and market capitalization and the impact the MOU with the OTS had on the impairment valuation process (for additional discussion refer to “Note 14. Goodwill Impairment” in the Company’s Unaudited Condensed Consolidated Financial Statements). Excluding the impact of the goodwill impairment, total non-interest expense decreased by $474,000 or 2.5% during the three months ended June 30, 2012, compared to the same period in 2011, and increased by $3.0 million or 8.4% and six months ended June 30, 2012, compared to the same period in 2011. The following paragraphs discuss the components of the Company’s non-interest expense and the primary reasons for their changes during the second quarter of 2012 compared to the second quarter of 2011.

Compensation-related expenses increased by $1.1 million or 11.4% and by $2.3 million or 12.0% during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, respectively. These increases were due primarily to the hiring of additional commercial relationship managers and other key personnel in recent periods, as well as normal annual merit increases. Also contributing was an increase in expenses related to stock-based compensation, certain non-qualifying employee benefit plans, and the defined-benefit pension plan. The latter development was principally caused by a decline in the interest rate used to determine the present value of the pension obligation.

Federal deposit insurance premiums increased by $125,000 or 16.8% during the second quarter of 2012 compared to the same quarter in 2011. Year-to-date, federal deposit insurance premiums decreased by $66,000 or 3.7% in 2012 compared to the same period in the prior year. The year-to-date decrease was caused by a change in how deposit insurance premiums are assessed to insured institutions. Beginning with the second quarter of 2011 the FDIC implemented a new rule that changed the deposit insurance assessment base from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated assets (minus certain adjustments). The change in the assessment methodology benefited the Company and resulted in lower deposit insurance costs in the year-to-date comparison. However, deposit insurance costs were higher in the quarterly comparison because the Company’s average total assets were higher in the second quarter of 2012 compared to the same quarter in 2011. Refer to “Financial Condition—Overview,” below, for additional discussion.

Advertising and marketing-related expenses increased by $71,000 or 17.8% during the three months ended June 30, 2012, compared to the same period in the prior year. On a year-to-date basis, advertising and marketing-related expenses increased by $425,000 or 65.9% in 2012 compared to the same period in 2011. These changes were primarily caused by differences in the timing of the Company’s advertising and marketing efforts between the 2012 and 2011 periods. At this time management does not expect advertising and marketing-related expenses during the whole of 2012 to be substantially different than prior years. However, this will depend on future management decisions and there can be no assurances.

Net losses and expenses on foreclosed properties were $970,000 and $3.7 million during the three and six months ended June 30, 2012, respectively, compared to $2.7 million and $3.7 million in the same periods of the prior year, respectively. Net losses and expenses on foreclosed properties declined in the 2012 quarterly period due to a lower level of foreclosed properties. However, despite recent declines, the Company’s losses and expenses on foreclosed real estate remain elevated due to lower real estate values and slow economic growth in recent years. If these conditions persist, losses on foreclosed real estate could remain elevated in the near term.

Other non-interest expense increased by $33,000 or 1.4% and $460,000 or 9.8% during the three and six months ended June 30, 2012, compared to the same period in 2011. The year-to-date increase was primarily the result of legal, consulting, and accounting fees related to loan workout efforts and related professional services. These expenses have declined in recent months as the Company has reduced its level of non-performing loans.

Income Tax Expense Income tax expense was $601,000 and $266,000 during the three months ended June 30, 2012 and 2011, respectively, and was $1.1 million and $626,000 during the six months ended as of the same dates, respectively. Excluding the 2011 goodwill impairment from income (loss) before taxes, which is not deductible for income tax purposes, the Company’s effective tax rate (“ETR”) for the three months ended June 30, 2012 and 2011, was 31.3% and 18.4%, respectively. The Company’s ETR for the six-month periods in these years was 30.2% and 22.1%, respectively (again, excluding the goodwill impairment). The Company’s ETR increased in the 2012 periods because non-taxable revenue, which consists principally of earnings from bank-owned life insurance (“BOLI”), has comprised a smaller portion of pre-tax earnings in 2012 than it did in 2011.

Like many Wisconsin financial institutions, the Company has non-Wisconsin subsidiaries that hold and manage investment assets and loans, the income from which has not been subject to Wisconsin tax prior to 2009. The Wisconsin Department of Revenue (the “Department”) has instituted an audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries. The Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin. In 2010 the Department’s auditor issued a Notice of Proposed Audit Report to the Company which proposes to tax all of the income of its out-of-state investment subsidiaries for all periods that are still open under the statute of limitations, which includes tax years back to 1997. This is a preliminary determination made by the auditor and does not represent a formal assessment. The Company’s outside legal counsel has met with representatives of the Department to discuss, and object to, the auditor’s proposed adjustments. The Department has requested further information to support the Company’s position, which the Company has provided. The Company is awaiting a further response from the Department.

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

Financial Condition

Overview The Company’s total assets increased by $136.5 million or 5.5% during the six months ended June 30, 2012. During the period the Company’s held-to-maturity securities increased by $158.6 million, its interest-earning deposits, which consist principally of overnight investments, increased by $102.8 million, and its loan portfolio increased by $28.9 million. These developments were partially offset by a $94.2 million decrease in the Company’s available-for-sale securities and a $21.7 million decrease in its investment in the common stock of the FHLB of Chicago. Also during the period, the Company’s borrowings from the FHLB of Chicago increased by $158.3 million and its deposit liabilities decreased by $38.5 million. The Company’s total shareholders’ equity increased from $265.8 million at December 31, 2011, to $269.5 million at June 30, 2012. Non-performing assets decreased from $99.9 million or 4.00% of total assets at December 31, 2011, to $66.9 million or 2.54% at June 30, 2012. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the six months ended June 30, 2012.

Cash and Cash Equivalents The Company’s cash and cash equivalents increased by $84.3 million or 69.7% during the six months ended June 30, 2012. In recent months the Company increased its holdings of interest-bearing deposits, which consists principally of overnight investments, in anticipation of its repayment of a $100.0 million maturing term advance from the FHLB of Chicago in July.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of securities available-for-sale decreased by $94.2 million or 12.0% during the six months ended June 30, 2012. This decrease was principally caused by periodic repayments and security sales that exceeded the Company’s purchase of new securities during the period. Also contributing to the decrease was a $20.4 million sale of securities, as previously described. The Company purchased $51.4 million of CMOs issued by government-sponsored entities during the six months ended June 30, 2012.

Changes in the fair value of the Company’s available-for-sale securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s available-for-sale securities was a net unrealized gain of $10.0 million at June 30, 2012, compared to a net unrealized gain of $7.7 million at December 31, 2011.

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

The following table presents the credit ratings, carrying values, and unrealized gains (losses) of the Company’s private-label CMO portfolio as of the dates indicated (in instances of split-ratings, each security has been classified according to its lowest rating):

	June 30, 2012		December 31, 2011
	Carrying Value	Unrealized Gain (Loss), Net	Carrying Value	Unrealized Gain (Loss), Net
	(Dollars in thousands)
Credit rating:
AAA/Aaa	$4,184	$146	$5,386	$210
AA/Aa	1,675	32	2,512	58
A	4,214	13	6,951	(271)
BBB/Baa	10,756	(59)	10,428	(366)
Less than investment grade	34,157	(2,697)	36,751	(5,357)
Total private-label CMOs	$54,986	$(2,565)	$62,028	$(5,726)

During the second quarter of 2012 management determined that it is unlikely the Company will collect all amounts due according to the contractual terms on certain of its private-label CMOs rated less than investment grade. Accordingly, the Company recorded $336,000 in net OTTI losses on these securities in that period (for additional discussion refer to “Results of Operations—Non-Interest Income,” above). As of June 30, 2012, management has determined that none of the Company’s other private-label CMOs were other-than-temporarily impaired as of that date. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity During the six months ended June 30, 2012, the Company purchased $158.9 million in held-to-maturity securities that consisted of mortgage-backed securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company funded the purchase of these securities with $158.9 million in term advances from the FHLB of Chicago. The securities have a weighted-average life of 7.7 years, a yield of 2.31%, and yield-maintenance fees that discourage the underlying borrowers from prepaying the underlying loans. The term advances have a weighted-average life of 5.5 years and cost of 1.47%. The purpose of this transaction was to supplement growth in the Company’s earning assets. The Company classified these securities as held-to-maturity because it has the ability and intent to hold them until they mature.

Loans Receivable Loans receivable increased by $28.9 million or 2.2% during the six months ended June 30, 2012. Total loans originated for portfolio increased by $76.1 million or 49.4% during the first six months of 2012 compared to the same period in 2011. A portion of this improvement came from increased originations of commercial business loans, which increased by $22.6 million or 77.9% during the first six months of 2012 compared to the same period in 2011. Management attributes this increase to recent efforts to improve the Company’s share of the mid-tier commercial banking market (defined as business entities with sales revenues of $5 to $100 million), which was a new market segment for the Company in 2011. In the past year-and-a-half the Company has added experienced leaders to its senior management team and hired a number of commercial relationship managers and support personnel experienced in managing and selling financial services to the mid-tier commercial banking market. In the near term the Company expects to add additional professionals capable of serving this market segment, although there can be no assurances as to the extent or timing of such staff additions or the impact on operating results.

Originations of consumer loans, which consist principally of home equity lines of credit, increased by $20.6 million or 56.6% during the period due to more competitive pricing and increased marketing efforts for these types of loans. Finally, originations of multi-family mortgage loans, both permanent and construction, also increased substantially during the period, which management believes reflects a general decline in the level of home ownership in recent periods.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations for portfolio during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$28,417	$24,251	$50,995	$45,309
Multi-family	5,870	2,146	26,965	7,710
Commercial real estate	10,351	13,384	16,372	22,398
Construction and development loans	25,033	5,955	27,220	13,247
Total mortgage loans	$69,671	$45,736	$121,552	$88,664
Consumer loans	32,100	19,696	57,156	36,507
Commercial business loans	38,129	23,865	51,596	29,009
Total loans originated for portfolio	$139,900	$89,297	$230,304	$154,180

(1)	Excludes $121.3 million and $32.0 million in loans originated for sale during the three months ended June 30, 2012 and 2011, respectively, and $248.1 million and $54.8 million during the six months ended as of the same dates, respectively.

Foreclosed Properties and Repossessed Assets The following table summarizes the Company’s foreclosed properties and repossessed assets as of the dates indicated:

	June 30	December 31
	2012	2011
One- to four-family	$3,424	$6,557
Multi-family	146	1,162
Commercial real estate	8,589	13,115
Land	4,301	3,890
	$16,460	$24,724

The decrease in the Company’s foreclosed properties and repossessed assets during the six months ended June 30, 2012, was caused by the sales of foreclosed real estate, as well as continued charge-offs on foreclosed properties. These developments were partially offset by foreclosures related to a number of smaller commercial real estate mortgage loans and, to a lesser extent, one- to four-family mortgage loans. Management expects foreclosed properties and repossessed assets to remain elevated in the near term as the Company continues to work out its non-performing loans.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.2 million at June 30, 2012, and $7.4 million at December 31, 2011, net of valuation allowances of $1.8 million and $868,000 as of such dates, respectively. As of both June 30, 2012, and December 31, 2011, the Company serviced $1.1 billion in loans for third-party investors.

Other Assets As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago, which is included as a component of other assets. The Company’s investment in the common stock of the FHLB of Chicago declined from $46.1 million at December 31, 2011, to $24.4 million at June 30, 2012. The FHLB of Chicago redeemed $21.7 million of excess common stock held by the Company in accordance with a redemption plan it announced in December 2011. Under this plan, the FHLB of Chicago has stated that it intends to redeem additional excess common stock in quarterly increments through the end of 2013. However, the amount and timing of these redemptions, if any, depend on many factors outside the control of the Company and the FHLB of Chicago. As of June 30, 2012, Company owned approximately $8.8 million more in FHLB of Chicago common stock than it would otherwise be required to own under minimum guidelines established by the FHLB of Chicago.

As of June 30, 2012, and December 31, 2011, the Company’s net deferred tax asset, which is included as component of other assets, was $35.3 million and $37.5 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial condition, results of operations, and capital of the Company.

Deposit Liabilities Deposit liabilities decreased by $38.5 million or 1.9% during the six months ended June 30, 2012. Core deposits, consisting of checking, savings and money market accounts, increased by $31.5 million or 3.2% during the period while certificates of deposits declined by $70.0 million or 6.7%. The Company continues to closely manage the rates it offers on certificates of deposit to control is overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $158.3 million or 103% during the six months ended June 30, 2012. As previously noted, during the period the Company borrowed $158.9 million in term advances from the FHLB of Chicago to fund the purchase of held-to-maturity securities. The following table presents the Company’s FHLB of Chicago advances by contractual maturities as June 30, 2012.

	Amount	Rate
	(Dollars in thousands)
FHLB advances maturing in:
2012 (1)	$100,000	4.52%
2013	225	4.17
2014	–	–
2015	23,450	0.80
2016	23,450	1.04
2017 and thereafter	164,289	2.75
Total FHLB advances	$311,414	3.04%

(1)	The Company repaid this $100.0 million term advance in July of 2012 using existing overnight investments to fund the repayment.

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

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $22.3 million at June 30, 2012, compared to $3.2 million at December 31, 2011. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity increased from $265.8 million at December 31, 2011, to $269.5 million at June 30, 2012. This increase was caused by net income during the period, as well as lower accumulated other comprehensive loss due to an increase in the fair value of available-for-sale securities. These developments were partially offset by the payment of regular cash dividends to shareholders of $0.01 during each of the first and second the quarters of the year. These dividend payments represented a dividend payout ratio of 34.9% of net income for the three months ended June 30, 2012, and 37.3% for the six months ended as of the same date. The book value of the Company’s common stock was $5.82 per share at June 30, 2012, compared to $5.75 per share at December 31, 2011.

On August 6, 2012, the Company’s board of directors announced that it had declared a $0.01 per share dividend payable on August 31, 2012, to shareholders of record on August 17, 2012. During the six months ended June 30, 2012, the Company did not repurchase any shares of its common stock. For additional discussion relating to the Company’s ability to pay dividends or repurchase shares of its common stock, refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At June 30	At December 31
	2012	2011
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$11,473	$14,868
Multi-family	17,799	22,905
Commercial real estate	13,457	23,997
Construction and development	4,233	9,368
Total non-accrual mortgage loans	46,962	71,138
Non-accrual consumer loans:
Secured by real estate	1,303	1,457
Other consumer loans	183	207
Total non-accrual consumer loans	1,486	1,664
Non-accrual commercial business loans	1,235	1,642
Total non-accrual loans	49,683	74,444
Accruing loans delinquent 90 days or more (1)	736	696
Total non-performing loans	50,419	75,140
Foreclosed properties and repossessed assets	16,460	24,724
Total non-performing assets	$66,879	$99,864

Non-performing loans to loans receivable, net	3.74%	5.69%
Non-performing assets to total assets	2.54%	4.00%
Interest income that would have been recognized if non-accrual loans had been current (2)	$1,833	$4,535
Interest income on non-accrual loans included in interest income (2)	$406	$1,850

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.

(2)	Amounts shown are for the six months ended June 30, 2012, and the twelve months ended December 31, 2011, respectively.

Although the Company’s non-performing loans have declined in recent periods, such loans remain elevated due to weak economic conditions and high unemployment. These developments have strained the financial condition of many borrowers and have resulted in elevated levels of loan delinquencies. As a result, many properties securing the Company’s loans have experienced increased vacancy rates, reduced lease rates, and/or delays in unit sales, as well as lower real estate values. The Company’s non-performing loans were $50.4 million or 3.74% of loans receivable as of June 30, 2012, compared to $75.1 million or 5.69% of loans receivable as of December 31, 2011. Non-performing assets, which includes non-performing loans, were $66.9 million or 2.54% of total assets and $99.9 million or 4.00% of total assets as of these same dates, respectively. The decline in non-performing loans during the six months ended June 30, 2012, was primarily attributable to five loans that aggregated $12.6 million that were paid off, one loan for $2.5 million that was returned to performing status due to the improved condition of the borrower, and two loans that aggregated $2.2 million that were transferred to foreclosed real estate. All of these loans were secured by commercial and multi-family real estate. In addition, non-performing one- to four-family loans declined by $3.4 million or 22.8% and non-performing commercial business loans declined by $407,000 or 24.8% during the six months ended June 30, 2012. In addition, foreclosed properties and repossessed assets, which is a component of non-performing assets, declined by $8.3 million or 33.4% during the six months ended June 30, 2012, for reasons previously described.

As of June 30, 2012, non-performing loans included $18.0 million in loans that were current on all contractual principal and interest payments, but which management determined should be classified as non-performing in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment. In most cases, interest income is no longer being accrued on these loans and periodic payments are being applied against the recorded investment in the loan.

Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at June 30, 2012, management was closely monitoring $33.8 million in additional loans that were adversely classified as “substandard” and $40.2 million in additional loans that were classified as “special mention” in accordance with the Company’s internal risk rating policy. These amounts compared to $28.5 million and $51.6 million, respectively, as of December 31, 2011. These additional loans are primarily secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Although these additional loans were performing in accordance with their contractual terms and are not included in non-performing assets, management deemed their classification as “substandard” or “special mention” to be prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral. Further deterioration in the borrowers or related collateral could result in these additional loans becoming non-performing assets in future periods.

A summary of the allowance for loan losses is shown below for the periods indicated:

	Six Months Ended June 30
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the period	$27,928	$47,985
Provision for loan losses:
One- to four-family	809	1,304
Multi-family	(1,488)	934
Commercial real estate	983	(35)
Construction and development	1,173	496
Consumer loans	436	245
Commercial business loans	(132)	1,041
Total provision for loan losses	1,781	3,985
Charge-offs:
One- to four-family	(560)	(2,266)
Multi-family	(371)	(2,981)
Commercial real estate	(3,225)	(5,419)
Construction and development	(102)	(2,472)
Consumer loans	(379)	(463)
Commercial business loans	(48)	(379)
Total charge-offs	(4,685)	(13,980)
Recoveries:
One- to four-family	–	1
Multi-family	568	16
Commercial real estate	414	–
Construction and development	–	550
Consumer loans	23	9
Commercial business loans	–	7
Total recoveries	1,005	583
Net charge-offs	(3,680)	(13,397)
Balance at the end of the period	$26,029	$38,573

	June 30	December 31
	2012	2011
Allowance as a percent of total loans	1.93%	2.12%
Allowance as a percent of non-performing loans	51.63%	37.17%
Net charge-offs to average loans (1)	0.54%	1.96%

(1)	The rate for the six months ended June 30, 2012, is annualized.

The Company’s allowance for loan losses was $26.0 million or 1.93% of total loans at June 30, 2012, compared to $27.9 million or 2.12% of total loans at December 31, 2011. As a percent of non-performing loans, the Company’s allowance for loan losses was 51.6% at June 30, 2012, compared to 37.2% at December 31, 2011. The decrease in the allowance was principally caused by $3.7 million in net charge-offs during the period. Most notably, the Company charged off $1.8 million related to two loan relationships that aggregated $4.6 million on which management commenced foreclosure proceedings during the period. These loans are secured by a multi-tenant office showroom and multi-tenant retail center. The impact of charge-offs during the period was partially offset by $1.8 million in provision for loan losses that was recorded in the allowance during the six months ended June 30, 2012, as previously described.

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

Liquidity and Capital Resources

Liquidity The term "liquidity" refers to the Company’s ability to generate cash flow to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. The Company’s primary sources of funds are deposit liabilities, scheduled payments, prepayments, and maturities of loans and securities, sales of one- to four-family loans in the secondary market, sales of securities available-for-sale, borrowings from the FHLB of Chicago, and cash flow provided by the Company’s operations. Historically, these sources of funds have been adequate to maintain liquidity, with the Company borrowing correspondingly more in periods in which its operations generate less cash.

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

Capital Resources At June 30, 2012, the Bank exceeded each of the applicable regulatory capital requirements to which it is subject (refer to “Note 8. Shareholders’ Equity” in the Company’s Unaudited Condensed Consolidated Financial Statements). In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At June 30, 2012, the Bank had a Tier 1 capital ratio of 9.23% and a total risk-based capital ratio of 18.27%.

In 2011 the Company and the Bank agreed to address certain items identified by the OTS (their former regulator) by each entering into a separate MOU with the OTS. An MOU is an agreement between the regulator and a financial institution which requires the institution to exercise reasonable good faith efforts to comply with the requirements of the MOU, but the institution is not subject to direct judicial enforcement under the MOU as it would be under other forms of supervisory actions such as those required in formal consent orders or cease and desist orders. As a result of the elimination of the OTS under the Dodd-Frank Act, the FRB and OCC have succeeded the OTS as the administrators of the Company’s and Bank’s MOUs, respectively. Most of the requirements specified in the MOUs relate to administrative and reporting obligations, such as the development of business and capital plans and written workout plans for certain loans, the preparation of additional information for the board, and an outside review of various policies and procedures with a view to augmenting them. Although the Company has incurred some third party consulting expenses, and has hired additional personnel, management does not believe that compliance with these MOU requirements has had or will have a material adverse impact on the Company’s or Bank’s financial condition or results of operations. Management also believes that the Company and the Bank have substantially complied with the specific requirements of the MOU and remain in compliance. However, as a continuing obligation, under their respective MOUs the Company and the Bank are also required to obtain the prior written non-objection of the FRB and, in the Bank’s case, approval of the OCC, prior to declaring or paying cash dividends and, in the case of the Company, prior to repurchasing common shares, or incurring, issuing, increasing, modifying or redeeming any debt or lines of credit. As such, the Company cannot provide any assurances that it will continue to pay dividends to shareholders, that dividend payments to shareholders will not be reduced, or that shares will be repurchased in the future.

In June 2012 the OCC issued proposed rules that would implement certain revisions to regulatory capital requirements as specified by the Basel Committee on Banking Supervision (known as “Basel III”). The proposed rules, if adopted as proposed, are expected to have a significant impact on the minimum regulatory capital requirements of regulated financial institutions such as the Company and the Bank. Management has not completed the complex analysis necessary to determine the impact that Basel III may have on the regulatory capital of the Company and the Bank. Such changes could also impact the ability of the Company and/or the Bank to continue to pay dividends, the amount of any such dividends, or to repurchase shares in the future.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Contractual Obligations The following table presents, as of June 30, 2012, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,010,196	–	–	–	$1,010,196
Certificates of deposits	730,933	$226,730	$15,320	–	972,983
Borrowed funds	100,225	23,450	61,286	$126,453	311,414
Operating leases	988	1,796	1,358	2,865	7,007
Purchase obligations	1,680	3,360	3,360	3,780	12,180
Non-qualified retirement plans and
deferred compensation plans	1,080	2,202	2,114	6,624	12,020

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

The Company also has obligations under its deferred retirement plan for executives and directors as described in “Note 10. Employee Benefit Plans” in the Company’s Unaudited Condensed Consolidated Financial Statements.

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of June 30, 2012.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
One- to four-family mortgage loans	$13,417	–	–	–	$13,417
Multi-family mortgage loans	41,034	–	–	–	41,034
Commercial real estate loans	18,500	–	–	–	18,500
Commercial business loans	63,109	$1,291	$3	$172	64,576
Home equity and credit card
lines of credit	153,384	–	–	–	153,384

Approved commitments to extend credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At June 30, 2012, the Company had forward commitments to sell one- to four-family mortgage loans of $70.6 million to Fannie Mae. As described in “Note 12. Financial Instruments with Off-Balance Sheet Risk” of the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of June 30, 2012.

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

The table on the next page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2012, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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

	At June 30, 2012
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$49,003	$102,652	$156,193	$129,102	$77,684	$514,634
Adjustable	89,119	226,748	111,343	51,605	4,576	483,391
Consumer loans	99,524	39,968	62,160	23,942	15,703	241,297
Commercial business loans	63,996	28,163	17,599	9,489	89	119,336
Interest-earning deposits	171,424	–	–	–	–	171,424
Mortgage-related securities:
Fixed	54,726	149,132	268,619	113,361	191,342	777,180
Adjustable	58,947	–	–	–	–	58,947
Other interest-earning assets	24,439	–	–	–	–	24,439
Total interest-earning assets	611,178	546,663	615,914	327,500	289,394	2,390,649

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	820	2,432	6,275	5,981	121,511	137,019
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,365	4,047	10,441	9,951	202,173	227,977
Savings accounts	1,476	4,368	11,210	10,604	193,962	221,620
Money market accounts	423,579	–	–	–	–	423,579
Certificates of deposit	354,178	477,292	126,194	15,320	–	972,984
Advance payments by borrowers for taxes and insurance	–	22,261	–	–	–	22,261
Borrowings	100,311	1,170	26,159	64,124	119,649	311,414
Total interest-bearing and non-interest-bearing liabilities	881,729	511,570	180,279	105,980	637,295	2,316,854
Interest rate sensitivity gap	$(270,551)	$35,093	$435,635	$221,520	$(347,901)	$73,795
Cumulative interest rate sensitivity gap	$(270,551)	$(235,458)	$200,177	$421,697	$73,795
Cumulative interest rate sensitivity gap as a percentage of total assets	(10.27)%	(8.94)%	7.60%	16.00%	2.80%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	69.32%	83.10%	112.72%	125.11%	103.19%

Based on the above gap analysis, at June 30, 2012, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period by $235.5 million. This represented a negative cumulative one-year interest rate sensitivity gap of 8.94%, and a ratio of interest-earning assets maturing or repricing within one year to interest-bearing liabilities maturing or repricing within one year of 83.1%. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Annual Report on Form 10-K.

In addition to not anticipating all of the factors that could impact future net interest income, gap analysis has certain shortcomings. For example, although certain assets and liabilities may mature or reprice in similar periods, the interest rates on such react by different degrees to changes in market interest rates, especially in instances where changes in rates are limited by contractual caps or floors or instances where rates are influenced by competitive forces. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. For example, it is the Company’s past experience that rate changes on most of its deposit liabilities generally lag changes in market interest rates. Certain assets, such as adjustable-rate loans, have features which limit changes in interest rates on a short term basis and over the life of the loan. If interest rates change, prepayment, and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase. Because of these shortcomings, management of the Company believes that gap analysis is a better indicator of the relative change in the Company’s interest rate risk exposure from period to period than it is an indicator of the direction of future change in net interest income.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at June 30, 2012. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$190,841	$(139,452)	(42.2)%	7.85%	(36.6)%
+300	224,281	(106,012)	(32.1)%	9.01%	(27.3)%
+200	263,266	(67,027)	(20.3)%	10.33%	(16.7)%
+100	299,224	(31,069)	(9.4)%	11.47%	(7.5)%
0	330,293	–	–	12.39%	–
-100	318,704	(11,589)	(3.5)%	11.77%	(5.0)%

Based on the above analysis, the Company’s PVE could be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities and reduced likelihood of calls on certain investment securities), partially offset by a decline in the present value of deposit liabilities and FHLB of Chicago advances. Also based on the above analysis, the Company’s PVE could be adversely impacted by a decrease in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Annual Report on Form 10-K.

As is the case with gap analysis, PVE analysis also has certain shortcomings. PVE modeling requires management to make assumptions about future changes in market interest rates that are unlikely to occur, such as immediate, sustained, and parallel (or equal) changes in all market rates across all maturity terms. PVE modeling also requires that management make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In addition, management makes assumptions regarding the rate of prepayment speeds of mortgage loans and securities. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. Management also assumes that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The model assumes that the Company will take no action in response to the changes in interest rates, when in practice rate changes on most deposit liabilities lag behind market changes and/or may be limited by competition. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the PVE model may provide an estimate of the Company’s interest rate risk at a particular point in time, as well as changes in interest risk exposure relative to previous periods, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on the Company’s PVE.

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

BANK MUTUAL CORPORATION
(Registrant)

Date:	August 7, 2012	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

Date:	August 7, 2012	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended June 30, 2012

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101 *	The following materials are furnished from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS *	XBRL Instance Document		X

101.SCH *	XBRL Taxonomy Extension Schema Document		X

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB *	XBRL Extension Labels Linkbase Document		X

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.