Form 10-Q
period 2012-09-30
BANK MUTUAL CORP
filed 2012-11-06
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,326,484 shares, at November 6, 2012.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	September 30	December 31
	2012	2011
	(Dollars in thousands)
Assets

Cash and due from banks	$35,933	$52,306
Interest-earning deposits	45,944	68,629
Cash and cash equivalents	81,877	120,935
Mortgage-related securities available-for-sale, at fair value	618,545	781,770
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $164,174 in 2012)	158,062	–
Loans held-for-sale, net	26,908	19,192
Loans receivable (net of allowance for loan losses of $20,979 in 2012 and $27,928 in 2011)	1,384,805	1,319,636
Foreclosed properties and repossessed assets	13,558	24,724
Mortgage servicing rights, net	6,319	7,401
Other assets	194,967	224,826

Total assets	$2,485,041	$2,498,484

Liabilities and equity

Liabilities:
Deposit liabilities	$1,920,356	$2,021,663
Borrowings	211,102	153,091
Advance payments by borrowers for taxes and insurance	32,596	3,192
Other liabilities	45,969	51,842
Total liabilities	2,210,023	2,229,788
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2012 and 2011 Issued and outstanding–none in 2012 and 2011	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2012 and 2011 Issued–78,783,849 shares in 2012 and 2011Outstanding–46,326,484 shares in 2012 and 46,228,984 in 2011	788	788
Additional paid-in capital	489,371	490,159
Retained earnings	143,852	140,793
Accumulated other comprehensive loss	(2,467)	(5,379)
Treasury stock–32,457,365 shares in 2012 and 32,554,865 in 2011	(359,409)	(360,590)
Total shareholders’ equity	272,135	265,771
Non-controlling interest in real estate partnership	2,883	2,925
Total equity including non-controlling interest	275,018	268,696

Total liabilities and equity	$2,485,041	$2,498,484

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,514	$17,468
Mortgage-related securities	4,134	4,303
Interest-earning deposits	30	27
Investment securities	19	219
Total interest income	20,697	22,017
Interest expense:
Deposit liabilities	3,543	4,731
Borrowings	1,554	1,798
Advance payments by borrowers for taxes and insurance	1	2
Total interest expense	5,098	6,531
Net interest income	15,599	15,486
Provision for loan losses	657	1,093
Net interest income after provision for loan losses	14,942	14,393
Non-interest income:
Service charges on deposits	1,832	1,683
Brokerage and insurance commissions	678	765
Loan related fees and servicing revenue, net	(1,091)	(1,036)
Gain on loan sales activities, net	3,412	2,288
Increase in cash surrender value of life insurance	528	543
Other non-interest income	1,486	1,231
Total non-interest income	6,845	5,474
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,465	9,642
Occupancy and equipment	2,835	2,781
Federal insurance premiums	831	756
Advertising and marketing	376	583
Losses and expenses on foreclosed real estate, net	1,748	1,662
Other non-interest expense	2,535	2,496
Total non-interest expense	18,790	17,920
Income before income taxes	2,997	1,947
Income tax expense	1,044	610
Net income before non-controlling interest	1,953	1,337
Net loss attributable to non-controlling interest	13	12
Net income	$1,966	$1,349

Per share data:
Earnings per share–basic	$0.04	$0.03
Earnings per share–diluted	$0.04	$0.03
Cash dividends per share paid	$0.01	$0.01

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Nine Months Ended September 30
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$49,142	$52,887
Mortgage-related securities	13,228	12,131
Interest-earning deposits	130	125
Investment securities	54	2,843
Total interest income	62,554	67,986
Interest expense:
Deposit liabilities	11,467	15,210
Borrowings	5,735	5,359
Advance payments by borrowers for taxes and insurance	2	3
Total interest expense	17,204	20,572
Net interest income	45,350	47,414
Provision for loan losses	2,438	5,078
Net interest income after provision for loan losses	42,912	42,336
Non-interest income:
Service charges on deposits	5,055	4,709
Brokerage and insurance commissions	2,224	2,211
Loan related fees and servicing revenue, net	(2,348)	(452)
Gain on loan sales activities, net	9,867	3,405
Gain on investments, net	543	1,113
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	(909)	(1,576)
Non-credit portion of OTTI losses	573	1,187
Net OTTI losses	(336)	(389)
Increase in cash surrender value of life insurance	1,578	1,628
Other non-interest income	4,468	3,803
Total non-interest income	21,051	16,028
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	31,738	28,643
Occupancy and equipment	8,567	8,629
Federal insurance premiums	2,533	2,525
Advertising and marketing	1,446	1,228
Losses and expenses on foreclosed real estate, net	5,496	5,389
Other non-interest expense	7,669	7,170
Total non-interest expense before goodwill impairment	57,449	53,584
Goodwill impairment	–	52,570
Total non-interest expense	57,449	106,154
Income (loss) before income taxes	6,514	(47,790)
Income tax expense	2,107	1,236
Net income (loss) before non-controlling interest	4,407	(49,026)
Net loss attributable to non-controlling interest	42	39
Net income (loss)	$4,449	$(48,987)

Per share data:
Earnings (loss) per share–basic	$0.10	$(1.07)
Earnings (loss) per share–diluted	$0.10	$(1.07)
Cash dividends per share paid	$0.03	$0.05

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended September 30
	2012	2011
	(Dollars in thousands)

Net income before non-controlling interest	$1,953	$1,337
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of of deferred income taxes of $(111) in 2011	–	(166)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $485 in 2012 and $3,139 in 2011	724	4,689
	724	4,523
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $176 in 2012	263	–
	263	–
Total other comprehensive income, net of tax	987	4,523
Total comprehensive income before non-controlling interest	2,940	5,860
Comprehensive loss attributable to non-controlling interest	13	12

Total comprehensive income	$2,953	$5,872

	Nine Months Ended September 30
	2012	2011
	(Dollars in thousands)

Net income (loss) before non-controlling interest	$4,407	$(49,026)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of of deferred income taxes of $(230) in 2012 and $(476) in 2011	(343)	(711)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $1,870 in 2012 and $6,668 in 2011	2,790	9,960
Reclassification adjustment for realized gains on sales of securities available-for-sale, net of income taxes of $(218) in 2012 and $(446) in 2011	(325)	(667)
	2,122	8,582
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $527 in 2012	790	–
Other pension-related adjustments, net of deferred income taxes of $(41) in 2011	–	(62)
	790	(62)
Total other comprehensive income, net of tax	2,912	8,520
Total comprehensive income (loss) before non-controlling interest	7,319	(40,506)
Comprehensive loss attributable to non-controlling interest	42	39

Total comprehensive income (loss)	$7,361	$(40,467)

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2012	$788	$490,159	$140,793	$(5,379)	$(360,590)	$2,925	$268,696
Net income	–	–	4,449	–	–	–	4,449
Net loss attributable to non-controlling interest	–	–	–	–	–	(42)	(42)
Other comprehensive income	–	–	–	2,912	–	–	2,912
Issuance of management recognition plan shares	–	(1,181)	–	–	1,181	–	–
Share based payments	–	393	–	–	–	–	393
Cash dividends ($0.03 per share)	–	–	(1,390)	–	–	–	(1,390)

Balance at September 30, 2012	$788	$489,371	$143,852	$(2,467)	$(359,409)	$2,883	$275,018

Balance at January 1, 2011	$788	$494,377	$191,238	$(6,897)	$(366,553)	$2,925	$315,878
Net loss	–	–	(48,987)	–	–	–	(48,987)
Net loss attributable to non-controlling interest	–	–	–	–	–	(39)	(39)
Other comprehensive income	–	–	–	8,520	–	–	8,520
Equity contribution by non-controlling real estate partnership	–	–	–	–	–	50	50
Issuance of management recognition plan shares	–	(123)	–	–	123	–	–
Exercise of stock options	–	(4,375)	–	–	5,840	–	1,465
Share based payments	–	210	–	–	–	–	210
Cash dividends ($0.05 per share)	–	–	(2,418)	–	–	–	(2,418)

Balance at September 30, 2011	$788	$490,089	$139,833	$1,623	$(360,590)	$2,936	$274,679

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2012	2011
	(Dollars in thousands)
Operating activities:
Net income (loss)	$4,449	$(48,987)
Adjustments to reconcile net income to net cash from operating activities:
Net provision for loan losses	2,438	5,078
Net loss on foreclosed real estate	4,559	4,002
Provision for depreciation	1,913	1,931
Goodwill impairment	–	52,570
Net OTTI losses	336	389
Amortization of mortgage servicing rights	3,004	1,718
Increase in valuation allowance on MSRs	1,919	1,097
Net premium amortization on securities	3,674	2,568
Loans originated for sale	(359,514)	(139,577)
Proceeds from loan sales	357,824	150,531
Net gain on loan sales activities	(9,867)	(3,405)
Net gain on sale of investments	(543)	(1,113)
Other, net	(3,412)	2,738
Net cash provided by operating activities	6,780	29,540
Investing activities:
Proceeds from maturities of investment securities available-for-sale	–	185,824
Proceeds from sale of investment securities	–	21,950
Purchases of mortgage-related securities available-for-sale	(51,374)	(407,532)
Principal repayments on mortgage-related securities available-for-sale	194,020	92,253
Proceeds from sales of mortgage-related securities available-for-sale	20,938	–
Purchases of mortgage-related securities held-to-maturity	(158,915)	–
Principal repayments on mortgage-related securities held-to-maturity	570	–
Proceeds from redemption of FHLB of Chicago stock	27,021	–
Net increase in loans receivable	(76,248)	(20,023)
Proceeds from sale of foreclosed properties	15,248	8,843
Net purchases of premises and equipment	(1,816)	(1,193)
Net cash used by investing activities	(30,556)	(119,878)

		(continued)

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30
	2012	2011
	(Dollars in thousands)
Financing activities:
Net decrease in deposit liabilities	$(101,307)	$(69,165)
Proceeds from long-term borrowings	158,935	4,270
Repayments of borrowings	(100,924)	(819)
Net increase in advance payments by borrowers for taxes and insurance	29,404	27,485
Cash dividends	(1,390)	(2,418)
Other, net	–	1,515
Net cash used by financing activities	(15,282)	(39,132)
Decrease in cash and cash equivalents	(39,058)	(129,470)
Cash and cash equivalents at beginning of period	120,935	232,832
Cash and cash equivalents at end of period	$81,877	$103,362

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$17,462	$22,195
Income taxes	171	–
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	8,641	21,641

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

During the fourth quarter of 2011 the FASB issued new accounting guidelines related to (i) the determination of whether a parent should derecognize the in-substance real estate of a subsidiary that is in-substance real estate when the parent ceases to have a controlling financial interest in the subsidiary and (ii) the disclosure of both gross information and net information about instruments eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. Item (i) was effective for the Company in the third quarter of 2012. The adoption of this item did not have a material impact on its financial condition, results of operations, or liquidity. Item (ii) will be effective for interim and fiscal periods beginning on or after January 1, 2013, which for the Company will be the first quarter of 2013. The Company's adoption of item (ii) is not expected to have a material impact on its financial condition, results of operations, or liquidity. However, the new guidelines may affect matters that will be disclosed in the financial statements.

During the third quarter of 2012 the FASB issued new accounting guidance related to testing indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. This new guidance is effective for years beginning after September 15, 2012, which will be the first quarter of 2013 for the Company. The Company’s adoption of this new guidance is not expected to have a material impact in its financial condition, results of operations, or liquidity.

The Company describes all of its critical and/or significant accounting policies, judgments, and estimates in Note 1 of its Audited Consolidated Financial Statements contained in its 2011 Annual Report on Form 10-K. Particular attention should be paid to the Company’s allowance for losses on loans, which requires significant management

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation (continued)

judgments and/or estimates because of the inherent uncertainties surrounding this area and/or the subjective nature of the area. Information regarding the impact loss allowances have had on the Company's financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011, can be found in Note 3, “Loans Receivable,” below.

Significant judgments and/or estimates are also made in accounting for the Company’s net deferred income taxes and other-than-temporary impairment (“OTTI”) of its mortgage-related securities. Management evaluates the Company’s net deferred tax asset on an on-going basis to determine if a valuation allowance is required. In the judgment of management there was no need for a valuation allowance against the Company’s net deferred tax asset as of September 30, 2012. Information regarding the impact OTTI has had on the Company’s financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011, can be found in Note 2, “Mortgage-Related Securities Available-for-Sale and Held-to-Maturity,” below.

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$382,526	$8,052	–	$390,578
Federal National Mortgage Association	170,749	2,947	$(24)	173,672
Government National Mortgage Association	38	7	–	45
Private-label CMOs	53,976	896	(622)	54,250
Total available-for-sale	$607,289	$11,902	$(646)	$618,545
Securities held-to-maturity:
Federal National Mortgage Association	$158,062	$6,112	–	$164,174
Total held-to-maturity	$158,062	$6,112	–	$164,174

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$537,935	$11,009	–	$548,944
Federal National Mortgage Association	167,601	2,476	$(57)	170,020
Government National Mortgage Association	767	10	–	777
Private-label CMOs	67,754	540	(6,265)	62,029
Total available-for-sale	$774,057	$14,035	$(6,322)	$781,770

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related securities available-for-sale and held-to-maturity by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	September 30, 2012
	Less Than 12 Months			Greater Than 12 Months			Total
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal National Mortgage Association	$24	1	$18,320	–	–	–	$24	$18,320
Private-label CMOs	–	–	–	$622	13	$25,158	622	25,158
Total available-for-sale	$24	1	$18,320	$622	13	$25,158	$646	$43,478

	December 31, 2011
	Less Than 12 Months			Greater Than 12 Months			Total
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal National Mortgage Association	$57	1	$9,603	–	–	–	$57	$9,603
Private-label CMOs	1	1	448	$6,264	20	$40,523	6,265	40,971
Total available-for-sale	$58	2	$10,051	$6,264	20	$40,523	$6,322	$50,574

Certain of the Company’s available-for-sale and held-to-maturity securities that were in an unrealized loss position at September 30, 2012, and December 31, 2011, consisted of mortgage-related securities issued by government-sponsored entities. As of those dates, the Company believed that it was probable that it would receive all future contractual cash flows related to such securities. The Company does not intend to sell the securities and it is unlikely that it will be required to sell the securities before the recovery of their amortized cost. Accordingly, the Company determined that the unrealized loss on its mortgage-related securities issued by government-sponsored entities was temporary as of September 30, 2012, and December 31, 2011.

Except as noted below, the Company also determined that the unrealized loss on its private-label collateralized mortgage obligations (“CMOs”) was temporary as of September 30, 2012, and December 31, 2011. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities.

As of September 30, 2012, and December 31, 2011, the Company had private-label CMOs, with a fair value of $34,022 and $36,751 respectively, and unrealized losses of $284 and $5,357, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. In the second quarter of 2012 the Company recognized $336 in net OTTI losses in earnings related to its investment in four private-label CMOs. The Company recognized $389 in net OTTI losses in earnings the second quarter of 2011 on three private-label CMOs. The determination of the net OTTI loss was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. The following assumptions were used in determining the amount of the credit loss in 2012: (i) prepayments speeds with a range of 5.1% to 16.5% and a weighted average rate of 9.9%, (ii) default rates with a range of 4.0% to 5.5% and a weighted average rate of 4.5%, (iii) loss severity rates with a range of 40.0% to 52.0% and a weighted average rate of 42.9%, and (iv) current credit enhancements with a range of 2.2% to 4.6% and a weighted average rate of 3.4%. The following assumptions were used in determining the amount of the credit loss in 2011: (i) prepayments speeds with a range of 6.1% to 14.9% and a weighted average rate of 11.6%, (ii) default rates with a range of 3.7% to 5.2% and a weighted average rate of 4.4%, (iii) loss severity rates with a range of 40.0% to 43.0% and a weighted average rate of 40.8%, and (iv) current credit enhancements with a range of 5.1% to 6.7% and a weighted average rate of 5.6%.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table is a summary of OTTI related to credit losses that have been recognized in earnings as of the dates indicated, as well as end of period values for securities that have experienced such losses:

	At or For the Three Months Ended September 30		At or For the Nine Months Ended September 30
	2012	2011	2012	2011
Beginning balance of unrealized OTTI related to credit losses	$725	389	$389	–
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	–	$–	82	$389
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	–	–	254	–
Net OTTI losses recognized in earnings	–	–	336	389
Ending balance of unrealized OTTI related to credit losses	$725	$389	$725	$389
Adjusted cost at end of period	$8,541	$8,616	$8,541	$8,616
Estimated fair value at end of period	$8,609	$7,429	$8,609	$7,429

The three and nine months ended September 30, 2012, included gross realized gains on the sale of securities of zero, and $543, respectively. There were no gross realized losses during these periods. The three and nine months ended September 30, 2011, included gross realized gains on the sale of securities of zero and $1,113, respectively. There were no gross realized losses during these periods.

Mortgage-related securities available-for-sale with a fair value of approximately $71,702 and $91,731 at September 30, 2012, and December 31, 2011, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	September 30	December 31
	2012	2011
Permanent mortgage loans:
One- to four-family	$479,155	$508,503
Multi-family	251,685	247,040
Commercial real estate	239,970	226,195
Total permanent mortgages	970,810	981,738
Construction and development loans:
One- to four-family	20,691	16,263
Multi-family	55,124	29,409
Commercial real estate	20,602	19,907
Land	14,981	16,429
Total construction and development	111,398	82,008
Total real estate mortgage loans	1,082,208	1,063,746
Consumer loans:
Fixed home equity	121,873	102,561
Home equity lines of credit	82,413	86,540
Student	13,305	15,711
Home improvement	18,144	24,237
Automobile	1,761	2,228
Other consumer	8,677	7,177
Total consumer loans	246,173	238,454
Commercial business loans	139,566	87,715
Total loans receivable	1,467,947	1,389,915
Undisbursed loan proceeds	(61,391)	(41,859)
Allowance for loan losses	(20,979)	(27,928)
Unearned loan fees and discounts	(772)	(492)
Total loans receivable, net	$1,384,805	$1,319,636

The Company’s first mortgage loans and home equity loans are primarily secured by properties that are located in the Company's local lending areas in Wisconsin, Illinois, Michigan, and Minnesota. Substantially all of the Company’s non-mortgage loans have also been made to borrowers in these same lending areas.

At September 30, 2012, and December 31, 2011, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $282,000 and $204,000 were pledged to secure advances from the FHLB of Chicago.

The unpaid principal balance of loans serviced for others was $1,134,302 and $1,102,126 at September 30, 2012, and December 31, 2011, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

	At or For the Nine Months Ended September 30, 2012
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,201	$7,442	$9,467	$4,506	$1,214	$2,098	$27,928
Provision	2,408	(2,268)	1,198	597	682	(179)	2,438
Charge-offs	(2,292)	(857)	(4,149)	(2,545)	(555)	(48)	(10,446)
Recoveries	3	568	428	–	34	26	1,059
Ending balance	$3,320	$4,885	$6,944	$2,558	$1,375	$1,897	$20,979
Loss allowance individually evaluated for impairment	$492	$319	$125	$300	$427	$65	$1,728
Loss allowance collectively evaluated for impairment	$2,828	$4,566	$6,819	$2,258	$948	$1,832	$19,251

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$9,231	$12,707	$25,716	$14,513	$1,749	$1,877	$65,793
Loans collectively evaluated for impairment	463,075	238,978	214,252	42,343	244,462	137,653	1,340,763
Total loans receivable	$472,306	$251,685	$239,968	$56,856	$246,211	$139,530	$1,406,556

	At or For the Nine Months Ended September 30, 2011
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985
Provision	1,446	617	577	897	450	1,092	5,078
Charge-offs	(2,519)	(4,812)	(6,941)	(2,607)	(724)	(551)	(18,154)
Recoveries	49	19	4	550	17	18	657
Transfers	–	2,765	2,026	(4,791)	–	–	–
Ending balance	$2,702	$7,854	$17,551	$4,190	$1,170	$2,100	$35,567
Loss allowance individually evaluated for impairment	$145	$3,683	$10,301	$2,762	$367	$129	$17,387
Loss allowance collectively evaluated for impairment	$2,557	$4,171	$7,250	$1,428	$803	$1,971	$18,180

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$15,278	$25,112	$43,040	$20,915	$1,741	$4,871	$110,957
Loans collectively evaluated for impairment	493,706	208,848	192,133	29,122	232,887	76,244	1,232,940
Total loans receivable	$508,984	$233,960	$235,173	$50,037	$234,628	$81,115	$1,343,897

During the nine months ended September 30, 2012 and 2011, the Company adjusted certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of recent trends in real estate values, economic conditions, and unemployment. The Company estimates that these adjustments, as well as overall changes in the balance of loans to which these factors were applied, resulted in a decrease of $372 and an increase of $961 in the total allowances for loan losses during the nine months ended September 30, 2012 and 2011, respectively. The transfers noted in the table were the result of the reclassification of certain construction loans to permanent loans as a result of the completion of construction.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	September 30, 2012
With an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
One- to four-family	$1,602	$1,602	$492	$2,689	–
Multi-family	2,446	2,584	319	12,415	–
Commercial real estate:
Office	137	145	77	993	$1
Retail/wholesale/mixed	515	542	48	1,833	3
Industrial/warehouse	–	–	–	379	–
Other	–	–	–	240	–
Total commercial real estate	652	687	125	3,445	4
Construction and development:
One- to four-family	–	–	–	69	–
Multi-family	–	–	–	1,117	–
Commercial real estate	–	–	–	689	–
Land	509	534	300	2,071	–
Total construction and development	509	534	300	3,946	–
Consumer:
Home equity	307	307	283	331	–
Student	–	–	–	–	–
Other	144	144	144	94	–
Total consumer	451	451	427	425	–
Commercial business:
Term loans	105	109	65	208	1
Lines of credit	–	–	–	37	–
Total commercial business	105	109	65	245	1
Total with an allowance recorded	$5,765	$5,967	$1,728	$23,165	$5

With no allowance recorded:
One- to four-family	$7,368	$9,779	–	$9,421	$161
Multi-family	6,182	8,159	–	4,933	405
Commercial real estate:
Office	2,292	3,959	–	3,356	34
Retail/wholesale/mixed	8,631	13,841	–	7,472	244
Industrial/warehouse	529	631	–	670	12
Other	–	–	–	978	–
Total commercial real estate	11,452	18,431	–	12,476	290
Construction and development:
One- to four-family	–	–	–	19	–
Multi-family	–	107	–	29	–
Commercial real estate	–	–	–	685	–
Land	629	2,173	–	1,057	6
Total construction and development	629	2,280	–	1,790	6
Consumer:
Home equity	1,249	1,249	–	1,073	22
Student	–	–	–	–	–
Other	27	42	–	93	4
Total consumer	1,276	1,291	–	1,166	26
Commercial business:
Term loans	505	587	–	627	17
Lines of credit	70	161	–	385	1
Total commercial business	575	748	–	1,012	18
Total with no allowance recorded	$27,482	$40,688	–	$30,798	$906

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	September 30, 2012
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$462,010	$936	$129	$9,231	$472,306
Multi-family	205,074	33,904	–	12,707	251,685
Commercial real estate:
Office	48,328	7,533	18,168	3,984	78,013
Retail/wholesale/mixed use	79,633	11,958	15,984	19,965	127,540
Industrial/warehouse	24,700	3,242	6	1,567	29,515
Other	4,700	–	–	200	4,900
Total commercial real estate	157,361	22,733	34,158	25,716	239,968
Construction and development:
One- to four-family	10,360	–	–	–	10,360
Multi-family	3,135	4,350	–	12,172	19,657
Commercial real estate	11,459	623	–	–	12,082
Land	11,255	1,161	–	2,341	14,757
Total construction/development	36,209	6,134	–	14,513	56,856
Consumer:
Home equity	220,911	–	–	1,520	222,431
Student	13,305	–	–	–	13,305
Other	10,246	–	–	229	10,475
Total consumer	244,462	–	–	1,749	246,211
Commercial business:
Term loans	74,510	1,813	297	1,135	77,755
Lines of credit	54,644	4,103	2,286	742	61,775
Total commercial business	129,154	5,916	2,583	1,877	139,530
Total	$1,234,270	$69,623	$36,870	$65,793	$1,406,556

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at September 30, 2012, or December 31, 2011. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at September 30, 2012, or December 31, 2011.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	September 30, 2012
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
One- to four-family	$7,201	$3,509	$7,752	$18,462	$453,844	$472,306	$8,970
Multi-family	7,247	–	5,960	13,207	238,478	251,685	8,628
Commercial real estate:
Office	–	–	1,677	1,677	76,336	78,013	2,429
Retail/wholesale/mixed	180	–	5,502	5,682	121,858	127,540	9,146
Industrial/warehouse	74	–	456	530	28,985	29,515	529
Other	–	–	–	–	4,900	4,900	–
Total commercial real estate	254	–	7,635	7,889	232,079	239,968	12,104
Construction and development:
One- to four-family	–	–	–	–	10,360	10,360	–
Multi-family	–	–	–	–	19,657	19,657	–
Commercial real estate	–	–	–	–	12,082	12,082	–
Land	10	–	271	281	14,476	14,757	1,138
Total construction	10	–	271	281	56,575	56,856	1,138
Consumer:
Home equity	1,054	304	1,556	2,914	219,517	222,431	1,556
Student	296	81	701	1,078	12,227	13,305	–
Other	90	20	171	281	10,194	10,475	171
Total consumer	1,440	405	2,428	4,273	241,938	246,211	1,727
Commercial business:
Term loans	–	69	289	358	77,397	77,755	610
Lines of credit	422	–	33	455	61,320	61,775	70
Total commercial	422	69	322	813	138,717	139,530	680
Total	$16,574	$3,983	$24,368	$44,925	$1,361,631	$1,406,556	$33,247

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

As of September 30, 2012, and December 31, 2011, $700 and $696 in student loans, respectively, were 90-days past due, but remained on accrual status. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. Loans added as TDRs for the nine months ended September 30, 2012 consisted of nine one- to four-family residential loans totaling $2,147, one commercial real estate loan totaling $296, and one commercial business loan totaling $37. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies. There were no loans that had a payment default in the nine months ended September 30, 2012, that were restructured within the preceding 12 months.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Nine Months Ended September 30
	2012	2011
MSRs at beginning of the period	$8,269	$7,775
Additions	3,841	1,664
Amortization	(3,004)	(1,718)
MSRs at end of period	9,106	7,721
Valuation allowance at end of period	(2,787)	(1,103)
MSRs at end of the period, net	$6,319	$6,618

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for three months ended December 31:	2012	$256
Estimate for years ended December 31:	2013	1,006
	2014	986
	2015	969
	2016	947
	2017	850
	Thereafter	1,305
	Total	$6,319

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of September 30, 2012. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	September 30	December 31
	2012	2011
Accrued interest:
Loans receivable	$4,960	$4,664
Mortgage-related securities	1,758	1,851
Interest-earning deposits	5	6
Total accrued interest	6,723	6,521
Premises and equipment, net	50,321	50,423
Federal Home Loan Bank stock, at cost	19,071	46,092
Bank owned life insurance	58,096	56,604
Prepaid FDIC insurance premiums	3,252	5,673
Deferred tax asset, net	33,587	37,493
Prepaid and other assets	23,917	22,020
Total other assets	$194,967	$224,826

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	September 30	December 31
	2012	2011
Checking accounts:
Non-interest-bearing	$138,993	$112,211
Interest-bearing	220,903	229,990
Total checking accounts	359,896	342,201
Money market accounts	450,957	432,248
Savings accounts	219,524	204,263
Certificates of deposit:
Due within one year	671,977	709,362
After one but within two years	170,436	250,613
After two but within three years	31,113	61,291
After three but within four years	9,447	13,301
After four but within five years	7,006	8,384
Total certificates of deposits	889,979	1,042,951
Total deposit liabilities	$1,920,356	$2,021,663

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	September 30, 2012		December 31, 2011
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances maturing in:
2012	–	–	$100,000	4.52%
2013	$221	4.17%	233	4.17
2014	–	–	–	–
2015	23,450	0.80	–	–
2016	23,450	1.04	–	–
2017 and thereafter	163,981	2.74	52,858	5.00
Total borrowings	$211,102	2.34%	$153,091	4.69%

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

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

7. Borrowings (continued)

At September 30, 2012 and December 31, 2011, the Company had lines of credit with two financial institutions that totaled $10,000 as of both dates. There were no amounts outstanding on these lines of credits as of either of the dates.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of September 30, 2012, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total capital (to risk-weighted assets)	$261,942	17.91%	$117,010	8.00%	$146,262	10.00%
Tier 1 capital (to risk-weighted assets)	243,626	16.66	58,505	4.00	87,757	6.00
Tier 1 capital (to adjusted total assets)	243,626	9.93	98,101	4.00	122,626	5.00

As of December 31, 2011:
Total capital (to risk-weighted assets)	$253,815	18.34%	$110,714	8.00%	$138,392	10.00%
Tier 1 capital (to risk-weighted assets)	236,516	17.09	55,354	4.00	83,035	6.00
Tier 1 capital (to adjusted total assets)	236,516	9.59	98,601	4.00	123,252	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Basic earnings (loss) per share:
Net income (loss)	$1,966	$1,349	$4,449	$(48,987)
Weighted average shares outstanding	46,184,264	46,177,657	46,184,263	45,991,853
Vested MRP shares for period	9,430	1,745	5,512	5,234
Basic shares outstanding	46,193,694	46,179,402	46,189,775	45,997,087
Basic earnings (loss) per share	$0.04	$0.03	$0.10	$(1.07)

Diluted earnings per share:
Net income (loss)	$1,966	$1,349	$4,449	$(48,987)
Weighted average shares outstanding used in basic earnings per share basic earnings per share	46,193,694	46,179,402	46,189,775	45,997,087
Net dilutive effect of:		46,179,402
Stock option shares	16,627	–	5,542	–
Unvested MRP shares	12,604	–	8,647	–
Diluted shares outstanding	46,222,925	46,179,402	46,203,964	45,997,087
Diluted earnings (loss) per share	$0.04	$0.03	$0.10	$(1.07)

The Company had stock options for 2,268,500 shares outstanding as of September 30, 2012, and for 2,382,500 shares as of September 30, 2011, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $9.37 and $9.46 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $44 and $45 during the three months ended September 30, 2012 and 2011, respectively, and $143 and $124 during the nine months ended as of the same dates, respectively.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

10. Employee Benefit Plans (continued)

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Service cost	$725	$626	$2,175	$1,878
Interest cost	564	569	1,692	1,707
Expected return on plan assets	(756)	(650)	(2,268)	(1,950)
Amortization of unrecognized prior service cost	440	216	1,320	648
Net periodic benefit cost	$973	$761	$2,919	$2,283

The net periodic benefit cost for the Company’s supplemental plan was $126 and $117 for the three months ended September 30, 2012 and 2011, respectively, and $378 and $351 for the nine months ended as of the same dates, respectively. The amount in 2012 consisted of interest cost of $282, amortization of unrecognized prior service costs of $9, and service costs of $87. The amount in 2011 consisted of interest cost of $312, amortization of unrecognized prior service costs of $5, and service costs of $34.

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

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of September 30, 2012, 520,221 MRP shares and options for 621,362 shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $46 and $30 for the three months ended September 30, 2012 and 2011, respectively, and $139 and $90 for the nine months ended as of the same dates, respectively. Outstanding non-vested MRP grants had a fair value of $499 and an unamortized cost of $463 at September 30, 2012. The cost of these shares is expected to be recognized over a weighted-average period of 1.78 years.

During the three months ended September 30, 2012 and 2011, the Company recorded stock option compensation expense of $58 and $40, respectively. During the nine months ended as of the same dates stock option compensation expense was $174 and $121, respectively. As of September 30, 2012, there was $745 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.82 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Nine Months Ended September 30
	2012		2011
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,382,500	$9.4637	2,462,464	$9.0184
Granted	412,500	3.3999	438,500	4.9730
Exercised	–	–	(488,464)	3.2056
Forfeited	(124,000)	10.6730	(30,000)	9.1735
Outstanding at end of period	2,671,000	$8.4711	2,382,500	$9.4637

The following table provides additional information regarding the Company’s outstanding options as of September 30, 2012.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life in Years	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise Price:
$10.6730	1.6	–	–	1,576,000	–
$12.2340	3.8	–	–	50,000	–
$11.1600	5.6	6,400	–	25,600	–
$12.0250	5.9	10,000	–	40,000	–
$7.2200	7.6	30,000	–	20,000	–
$4.7400	8.2	56,000	–	14,000	–
$5.0500	8.3	310,400	–	77,600	–
$4.3000	8.5	20,000	$5	5,000	$1
$3.7200	8.8	14,000	12	3,500	3
$3.3900	9.3	402,500	467	–	–
$3.8000	9.5	10,000	8	–	–
Total		859,300	$492	1,811,700	$4
Weighted average remaining contractual life		8.7 years		2.2 years
Weighted average exercise price		$4.4010		$10.3970

The intrinsic value of options exercised during the nine months ended September 30, 2011, was $296. There were no options exercised during the nine months ended September 30, 2012. The weighted average grant date fair value of non-vested options at September 30, 2012, was $1.06 per share. During the nine months ended September 30, 2012, options for 412,500 shares were granted, options for 112,500 shares became vested, and there were no forfeitures of non-vested options.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 412,500 options granted during the nine months ended September 30, 2012: risk free rate of 1.50%, dividend yield of 1.18%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $0.86 per option using these assumptions. The following weighted-average assumptions were used to value 421,000 options granted during the nine months ended September 30, 2011: risk free rate of 2.06%, dividend yield of 2.04%, expected stock volatility of 25%, and expected term to exercise of 7.5 years.

12. Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are summarized in the following table as of the dates indicated:

	September 30	December 31
	2012	2011
Unused consumer lines of credit	$152,263	$151,807
Unused commercial lines of credit	56,694	43,518
Commitments to extend credit:
Fixed rate	29,327	23,793
Adjustable rate	40,353	17,197
Undisbursed commercial loans	2,620	870
Standby letters of credit	1,890	410

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

As of September 30, 2012, and December 31, 2011, net unrealized gains of $475 and $243, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $1,265 and $507 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	September 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$64,929	$2,743	$52,699	$1,012
Forward commitments	73,979	(2,268)	62,025	(769)
Net unrealized gain		$475		$243

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk (continued)

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing its financial assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three and nine months ended September 30, 2012.

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

Mortgage-Related Securities Available-for-Sale and Held-to-Maturity Fair values for these securities are based on price estimates obtained from a third-party independent pricing service. This service utilizes pricing models that vary by asset class and incorporate available trade, bid, ask, and other market information of comparable instruments. For structured securities, such as CMOs, the pricing models include cash flow estimates that consider the impact of loan performance data, including, but not limited to, expectations relating to loan prepayments, default rates, and loss severities. Management has reviewed the pricing methodology used by its pricing service to verify that prices are determined in accordance with the fair value guidance specified in GAAP. The Company considers the fair value of mortgage-related securities to be Level 2 in the fair value hierarchy.

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

September 30, 2012

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of September 30, 2012:

	Weighted- Average	Range
Loan size	$126	$1 - $417
Contractual interest rate	4.13%	2.00% - 7.75%
Constant prepayment rate (“CPR”)	24.80%	13.68% - 31.62%
Remaining maturity in months	261	42 - 417
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$82.66	–
Annual ancillary income per loan (not in thousands)	$54.90	–
Discount rate	3.20%	2.75% - 3.50%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Pools determined to be impaired at September 30, 2012, had an amortized cost basis of $8,299 and a fair value of $5,512 as of that date. Accordingly, the Company recorded a valuation allowance of $2,787 as of September 30, 2012, as well as a corresponding loss of $1,919 during the nine month period then ended, which was equal to the change in the valuation allowance during that period. Pools determined to be impaired at December 31, 2011, had an amortized cost basis of $6,812 and a fair value of $5,944 as of that date. Accordingly, the Company recorded a valuation allowance of $868 as of December 31, 2011, as well as a corresponding loss of $862 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period. The company recorded a loss of $1,097 during the nine month period ended September 30, 2011.

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

Deposit Liabilities and Advance Payments by Borrowers for Taxes and Insurance Fair value for demand deposits equals book value. The Company considers the fair value of demand deposits to be Level 2 in the fair value hierarchy. Fair values for certificates of deposits are estimated using a discounted cash flow calculation that applies current market borrowing interest rates to a schedule of aggregated expected monthly maturities on deposits. The Company considers the fair value of certificates of deposit to be Level 3 in the fair value hierarchy. The advance payments by borrowers for taxes and insurance are equal to their carrying amounts at the reporting date. The Company considers the fair value of advance payment by borrowers to be Level 2 in the fair value hierarchy.

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

September 30, 2012

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$81,877	$81,877	$120,935	$120,935
Mortgage-related securities available-for-sale	618,545	618,545	781,770	781,770
Mortgage-related securities held-to-maturity	158,062	164,174	–	–
Loans held-for-sale	26,908	26,908	19,192	19,192
Loans receivable, net	1,384,805	1,368,023	1,319,636	1,284,651
Mortgage servicing rights, net	6,319	6,500	7,401	7,577
Federal Home Loan Bank stock	19,071	19,071	46,092	46,092
Accrued interest receivable	6,723	6,723	6,521	6,521
Deposit liabilities	1,920,356	1,871,454	2,021,663	1,968,842
Borrowings	211,102	229,361	153,091	167,418
Advance payments by borrowers	32,596	32,596	3,192	3,192
Accrued interest payable	491	491	750	750
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	2,743	2,743	1,012	1,012
Forward commitments to sell loans	(2,268)	(2,268)	(769)	(769)

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

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At September 30, 2012
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$26,908	–	$26,908
Mortgage-related securities available-for-sale	–	618,545	–	618,545

	At December 31, 2011
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$19,192	–	$19,192
Mortgage-related securities available-for-sale	–	781,770	–	781,770

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At September 30, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 7% to 13%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $1,728 was recorded for loans with a recorded investment of $65,793 at September 30, 2012. These amounts were $8,305 and $103,627 at December 31, 2011, respectively. Provision for loan losses related to these loans was $(2,911) during the nine months ended September 30, 2012, and $1,257 during the twelve month period ended December 31, 2011. Provision for loan losses related to impaired loans at September 30, 2011, was $510 for the nine months ended September 30, 2011.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of September 30, 2012, $12,793 in foreclosed properties were valued at collateral value compared to $22,655 at December 31, 2011. Losses of $2,151 and $4,639 related to these foreclosed properties valued at collateral value were recorded during the nine months ended September 30, 2012, and the twelve months ended December 31, 2011, respectively. Losses on foreclosed properties valued at collateral value at September 30, 2011, were $2,990 for the nine months ended September 30, 2011. The following table summarizes foreclosed properties and repossessed assets as of the dates indicated:

	September 30	December 31
	2012	2011
Commercial real estate	$6,362	$13,115
Land	4,007	3,890
One- to four-family	3,031	6,557
Multi-family	146	1,162
Consumer	12	–
	$13,558	$24,724

14. Goodwill Impairment

During the three months ended June 30, 2011, the Company determined that the goodwill recorded as a result of the purchase of financial institutions in 1997 and 2000 was impaired. The Company performed a goodwill impairment test during that period as a result of a number of developments including the decline in the Company’s stock price and market capitalization and the Memoranda of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”). To determine the fair value of goodwill, as well as the amount of the impairment, the Company obtained a third-party independent appraisal of the Company, which consists of a single reporting unit, and its assets and liabilities. The fair value of the Company was estimated using a weighted average of three valuation methodologies, including a public market peers approach, a comparable transactions approach, and a discounted cash flow approach.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions or use of verbs in the future tense any discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including instability in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effect of the memoranda of understanding mentioned in this report and potential new regulatory capital requirements under Basel III; pending and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential adverse publicity relating to any such action or other developments affecting the Company or the Bank; potential changes in Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $2.0 million or $0.04 per diluted share during the three months ended September 30, 2012, which was a $617,000 or 45.7% improvement over the same period in 2011. The Company had net income of $1.3 million or $0.03 per diluted share during the three-month period in the prior year. The Company’s net income was $4.4 million or $0.10 per diluted share during the nine months ended September 30, 2012, compared to a net loss of $49.0 million or $1.07 per diluted share in the same period of 2011. The loss in the 2011 period was caused by a $52.6 million non-cash goodwill impairment in the second quarter of that year. Excluding this impairment, the Company’s earnings during the nine-month period in 2011 were $3.6 million or $0.08 per diluted share. The following paragraphs describe the reasons for the changes in the Company’s earnings during the three- and nine-month periods ended September 30, 2012 and 2011, along with other matters affecting the Company’s operations.

Net Interest Income The Company’s net interest income increased by $113,000 or 0.7% during the three months ended September 30, 2012, compared to the same period in 2011. This improvement was due in part to the repayment of $100.0 million in high-cost borrowings from the FHLB of Chicago that matured during the third quarter of 2012. Also contributing to the improvement was a $51.9 million or 2.3% increase in average earning assets in the third quarter of 2012 compared to the same quarter in the prior year. Earlier in 2012 the Company purchased $158.9 million in held-to-maturity securities that were funded by term borrowings from the FHLB of Chicago. In addition, during the three months ended September 30, 2012, average total loans increased by $38.7 million or 2.8% compared to the same period in 2011. These increases in average earning assets were partially offset by a $108.7 million or 19.8% decrease in average available-for-sale securities during the third quarter of 2012 compared to the same quarter in the previous year. The Company’s net interest margin during the third quarter of 2012 was slightly lower than it was in the third quarter of 2011. However, compared to the second quarter of 2012, the Company’s net interest margin improved by 24 basis points, due principally to the aforementioned repayment of the borrowings from the FHLB of Chicago.

The Company’s net interest income declined by $2.1 million or 4.4% during the nine months ended September 30, 2012, compared to the same period in 2011. This decline was primarily attributable to a decrease in the Company’s net interest margin, which was 2.61% in the 2012 nine-month period compared to 2.80% in the same period in 2011. This decline was primarily the result of a lower interest rate environment in 2012, which reduced the return on the Company’s earning assets more than the cost of its funding sources. This development was partially offset by the favorable impact of higher earning assets in 2012, as previously described.

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

	Three Months Ended September 30
	2012				2011
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,401,016		$16,514	4.71%	$1,362,337		$17,468	5.13%
Mortgage-related securities	805,044		4,134	2.05	755,394		4,303	2.28
Interest-earning deposits	76,761		30	0.16	59,058		27	0.18
Investment securities (2)	21,697		19	0.35	75,875		219	1.15
Total interest-earning assets	2,304,518		20,697	3.59	2,252,664		22,017	3.91
Non-interest-earning assets	225,188				241,067
Total average assets	$2,529,706				$2,493,731

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$220,448		16	0.03	$213,942		18	0.03
Money market accounts	432,249		165	0.15	408,888		435	0.43
Interest-bearing demand accounts	216,361		7	0.01	193,627		25	0.05
Certificates of deposit	930,692		3,355	1.44	1,067,048		4,253	1.59
Total interest-bearing deposits	1,799,750		3,543	0.79	1,883,505		4,731	1.00
Borrowings	237,306		1,554	2.62	149,958		1,798	4.80
Advance payments by borrowers for taxes and insurance	27,954		1	0.01	25,960		2	0.03
Total interest-bearing liabilities	2,065,010		5,098	0.99	2,059,423		6,531	1.27
Non-interest-bearing liabilities:
Non-interest-bearing deposits	136,367				114,689
Other non-interest-bearing liabilities	56,915				50,595
Total non-interest-bearing liabilities	193,282				165,284
Total liabilities	2,258,292				2,224,707
Total equity	271,414				269,024
Total average liabilities and equity	$2,529,706				$2,493,731
Net interest income and net interest rate spread			$15,599	2.60%			$15,486	2.64%
Net interest margin				2.71%				2.75%
Average interest-earning assets to average interest-bearing liabilities	1.12	x			1.09	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Nine Months Ended September 30
	2012						2011
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,384,180		$49,142	4.73%	$1,366,840		$52,887	5.16%
Mortgage-related securities	812,989		13,228	2.17	613,668		12,131	2.64
Interest-earning deposits	92,758		130	0.19	85,182		125	0.20
Investment securities (2)	28,137		54	0.26	193,147		2,843	1.96
Total interest-earning assets	2,318,064		62,554	3.60	2,258,837		67,986	4.01
Non-interest-earning assets	210,193				300,275
Total average assets	$2,528,257				$2,559,112

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$216,075		47	0.03	$213,841		62	0.04
Money market accounts	425,614		536	0.17	401,368		1,417	0.47
Interest-bearing demand accounts	218,525		30	0.02	199,578		72	0.05
Certificates of deposit	989,790		10,854	1.46	1,074,425		13,659	1.70
Total interest-bearing deposits	1,850,004		11,467	0.83	1,889,212		15,210	1.07
Borrowings	233,171		5,735	3.28	157,639		5,359	4.53
Advance payments by borrowers for taxes and insurance	18,096		2	0.01	16,896		3	0.02
Total interest-bearing liabilities	2,101,271		17,204	1.09	2,063,747		20,572	1.33
Non-interest-bearing liabilities:
Non-interest-bearing deposits	126,686				106,325
Other non-interest-bearing liabilities	30,649				92,707
Total non-interest-bearing liabilities	157,335				199,032
Total liabilities	2,258,606				2,262,779
Total equity	269,651				296,333
Total average liabilities and equity	$2,528,257				$2,559,112
Net interest income and net interest rate spread			$45,350	2.51%			$47,414	2.68%
Net interest margin				2.61%				2.80%
Average interest-earning assets to average interest-bearing liabilities	1.10	x			1.09	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended September 30, 2012 Compared to September 30, 2011
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$506	$(1,460)	$(954)
Mortgage-related securities	283	(452)	(169)
Interest-earning deposits	7	(4)	3
Investment securities	(101)	(99)	(200)
Total interest-earning assets	695	(2,015)	(1,320)
Interest-bearing deposits:
Savings accounts	(2)	–	(2)
Money market accounts	24	(294)	(270)
Interest-bearing demand accounts	3	(21)	(18)
Certificates of deposit	(513)	(385)	(898)
Total interest-bearing deposits	(488)	(700)	(1,188)
Borrowings	781	(1,025)	(244)
Advance payments by borrowers for taxes and insurance	–	(1)	(1)
Total interest-bearing liabilities	293	(1,726)	(1,433)
Net change in net interest income	$402	$(289)	$113

	Nine Months Ended September 30, 2012 Compared to September 30, 2011
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(774)	$(2,971)	$(3,745)
Mortgage-related securities	2,705	(1,608)	1,097
Interest-earning deposits	8	(3)	5
Investment securities	(921)	(1,868)	(2,789)
Total interest-earning assets	1,018	(6,450)	(5,432)
Interest-bearing deposits:
Savings accounts	(4)	(11)	(15)
Money market accounts	54	(935)	(881)
Interest-bearing demand accounts	5	(47)	(42)
Certificates of deposit	(682)	(2,123)	(2,805)
Total interest-bearing deposits	(627)	(3,116)	(3,743)
Borrowings	1,411	(1,035)	376
Advance payments by borrowers for taxes and insurance	–	(1)	(1)
Total interest-bearing liabilities	784	(4,152)	(3,368)
Net change in net interest income	$234	$(2,298)	$(2,064)

Provision for Loan Losses The Company’s provision for loan losses was $657,000 during the three months ended September 30, 2012, compared to $1.1 million in the same period last year. The provision for the nine months ended September 30, 2012, was $2.4 million compared to $5.1 million in the same period last year. During the third quarter of 2012 the Company recorded additional loss provision of $1.8 million against a number of multi-family, commercial real estate, and business loan relationships, as well as residential and consumer loans. This development was partially offset by a $541,000 loss recapture related to a $7.9 million non-performing loan that paid off during the quarter. In addition, Bank Mutual’s recorded $597,000 in net loss recaptures during the quarter that were related to a general decline in the dollar amount of its classified loans, as described later in this report.

During the third quarter of 2011, the Company recorded $1.8 million in loss provisions against two unrelated loan relationships that aggregated $6.1 million. During this quarter the Company also recorded $586,000 in loss provisions against a number of multi-family, commercial real estate, and business loan relationships, as well as certain residential and consumer loans. In addition, during the third quarter of 2011 the Company recorded $1.1 million in loss provision that reflected management’s concerns at the time relating to general economic and market conditions. The impact of these developments was partially offset by $2.4 million in loss recaptures related to payoffs of a number of non-performing loans.

On a year-to-date basis in 2012 the Company recorded additional loss provision of $4.2 million against a number of multi-family, commercial real estate, and business loan relationships, as well as residential and consumer loans. This development was partially offset by $1.8 million in loss recaptures related to non-performing loans that paid off during the period and to recoveries of previously charged-off loans.

On a year-to-date basis in 2011 the Company recorded $10.8 million in loss provisions against a number of multi-family, commercial real estate, and business loan relationships, and certain smaller residential and consumer loans, as well as loss provisions related to management’s general concerns regarding economic and market conditions, as previously described. These developments were partially offset by $5.7 million in loss recaptures on loans that paid-off during the period or were upgraded to performing status.

The Company’s provision for loan losses has been trending lower in recent periods. This trend is directionally consistent with recent declines in the Company’s non-performing loans and classified loans, as described in “Financial Condition—Asset Quality,” below, and is consistent with general trends in the banking industry. It should be noted, however, that the Company’s loan portfolio continues to be impacted by slow economic growth, persistent unemployment, and low real estate values. These conditions are particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land. As such, there can be no assurances that non-performing loans and/or classified loans will continue to trend lower in future periods or that the Company’s provision for loan losses will not increase in future periods.

Non-Interest Income Total non-interest income increased by $1.4 million or 25.0% and $5.0 million or 31.3% during the three and nine months ended September 30, 2012, compared to the same periods in 2011, respectively. Significant reasons for this increase are discussed in the following paragraphs.

Service charges on deposits increased by $149,000 or 8.9% during the three months ended September 30, 2012, compared to the same period in 2011. During the nine-month period in 2012 this revenue item increased by $346,000 or 7.3% compared to the same period in 2011. Management attributes these improvements to an increase in the Company’s average checking accounts, which increased by $39.3 million or 12.8% during the nine months ended September 30, 2012, compared to the same period in the previous year. In addition, enhancements in recent periods to the Company’s commercial deposit products and services generated increased fee revenue in the 2012 periods, particularly related to treasury management services.

Brokerage and insurance commissions were $678,000 million during the three months ended September 30, 2012, a $87,000 or 11.4% decrease from the same period in the previous year. On a year-to-date basis, this source of revenue was $2.2 million in 2012, a $13,000 or 0.6% increase from the same period in 2011. This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. As such, this revenue item will fluctuate from period to period depending on customer demand for these types of financial products and services, as well as differences caused by the timing of various sales initiatives.

Net loan-related fees and servicing revenue was a loss of $1.1 million during the three months ended September 30, 2012, compared to a loss of $1.0 million in the same period of the previous year. Net loan-related fees and servicing revenue was a loss of $2.3 million during the nine months ended September 30, 2012, compared to a loss of $452,000 in the same period of 2011. The following table presents the components of this income statement line item for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Dollars in thousands)
Gross servicing fees	$664	$679	$2,104	$2,039
Mortgage servicing rights amortization	(982)	(726)	(3,004)	(1,718)
Mortgage servicing rights valuation (loss) recovery	(944)	(1,103)	(1,919)	(1,097)
Loan servicing revenue, net	(1,262)	(1,150)	(2,819)	(776)
Other loan fee income	171	114	471	324
Loan-related fees and servicing revenue, net	$(1,091)	$(1,036)	$(2,348)	$(452)

Amortization of MSRs increased in the 2012 periods compared to the same periods in the prior year due to lower market interest rates for one- to four-family mortgage loans, which resulted in increased loan prepayments and faster amortization of the MSRs relative to the 2011 periods. Net loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Lower market interest rates in 2012 and 2011 resulted in higher prepayment expectations, which caused increases in the MSR valuation allowance during these periods. As of September 30, 2012, the Company had a valuation allowance of $2.8 million against MSRs with a gross book value of $9.1 million. As of the same date the Company serviced $1.1 billion in loans for third-party investors compared to a similar amount one year ago.

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

Gains on sales of loans were $3.4 million during the three months ended September 30, 2012, compared to $2.3 million in the same quarter last year. During the nine months ended as of the same date gains on sales of loans were $9.9 million compared to $3.4 million during the same period in the prior year. The Company generally sells most of the fixed-rate, one- to four-family mortgage loans that it originates in the secondary market. During the three and nine months ended September 30, 2012, sales of these loans were $26.3 million or 37.5% higher and $202.2 million or 135% higher than they were during the same periods of 2011, respectively. Management attributes these increases to lower market interest rates for one- to four-family mortgage loans, which encouraged borrowers to refinance higher-rate loans into lower-rate loans during the 2012 periods. Also contributing to the increase in gains on sales of loans in the 2012 periods was an increase in the Company’s average gross profit margin on the sales of loans. During the nine months ended September 30, 2012, the average gross profit margin was 2.80% compared to 2.26% during the same period in 2011. Management attributed this improvement to the burden that increased consumer demand has placed on the loan production capacity of the mortgage banking industry as a whole, which has caused gross profit margins to increase.

Market interest rates for one- to four-family mortgage loans remain historically low. Despite this, management believes that it is possible such rates could trend lower in the near term as production capacity within the mortgage banking industry becomes less constrained. In addition, the recent announcement by the Federal Open Market Committee (“FOMC”) of the FRB that it intends to purchase government agency mortgage-backed securities is generally expected to result in lower interest rates for one- to four-family mortgage loans in the near term. As such, management expects that the Company’s sales of loans and gross profit margins could remain elevated for the remainder of the year. However, management also expects that amortization of MSRs, as well as valuation allowance adjustments related to MSRs, could also remain elevated during this time period.

The Company recorded $543,000 in gains on sales of investments during the nine months ended September 30, 2012. During this period the Company sold $20.4 million in mortgage-related securities. The purpose of this sale was to provide additional liquidity to fund the repayment of $100.0 million in borrowings from the FHLB of Chicago that matured during the third quarter, as previously described. During the nine months ended September 30, 2011, the Company recorded $1.1 million in net gains on sales of investments. In that period the Company sold a $20.8 million investment in a mutual fund that management did not expect would perform well in future periods.

During the nine months ended September 30, 2012 and 2011, the Company recorded $336,000 and $389,000 in net OTTI losses, respectively. These losses consisted of the credit portion of the total OTTI loss related to the Company’s investment in certain private-label CMOs rated less than investment grade. Management attributes the net OTTI losses in these periods to low real estate values for residential properties on a nationwide basis. None of the Company’s remaining private-label CMOs were deemed to be other-than-temporarily impaired as of September 30, 2012. However, the collection of the amounts due on private-label CMOs is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in additional losses being recorded through earnings in future periods. As of September 30, 2012, the Company’s total investment in private-label CMOs was $54.2 million, of which $34.0 million was rated less than investment grade.

Other non-interest income was $1.5 million and $4.5 million during the three and nine months ended September 30, 2012, respectively, compared to $1.2 million and $3.8 million during the same periods in 2011, respectively. The increase in the 2012 periods was due primarily to an increase in the fair value of assets held in trust for certain non-qualifying employee benefit plans, due to the effects of lower interest rates and improved equity markets.

Non-Interest Expense Total non-interest expense was $18.8 million and $57.4 million during three and nine months ended September 30, 2012, respectively, and $17.9 million and $106.2 million during the same periods in 2011, respectively. The nine-month period in 2011 included a $52.6 million non-cash goodwill impairment that had no effect on the Company’s liquidity, operations, tangible capital, or regulatory capital. The Company determined that the value of its goodwill had become impaired in the second quarter of 2011 based on a number of factors including the decline in its stock price and market capitalization and the impact the MOU with the OTS had on the impairment valuation process (for additional discussion refer to “Note 14. Goodwill Impairment” in the Company’s Unaudited Condensed Consolidated Financial Statements). Total non-interest expense increased by $870,000 or 4.9% during the three months ended September 30, 2012, compared to the same period in 2011. Excluding the impact of the goodwill impairment, total non-interest expense increased by $3.9 million or 7.2% during the nine months ended September 30, 2012, compared to the same period in 2011. The following paragraphs discuss the components of the Company’s non-interest expense and the primary reasons for their changes during the three and nine months ended September 30, 2012, compared to the same periods in 2011.

Compensation-related expenses increased by $823,000 or 8.5% and by $3.1 million or 10.8% during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, respectively. These increases were due primarily to the hiring of additional commercial relationship managers and other key personnel in recent periods, as well as normal annual merit increases. Also contributing was an increase in expenses related to stock-based compensation, certain non-qualifying employee benefit plans, and the defined-benefit pension plan. The latter development was principally caused by a decline in the interest rate used to determine the present value of the pension obligation.

Federal deposit insurance premiums increased by $75,000 or 9.8% and by $8,000 or 0.3% during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, respectively. These increases were caused by higher average total assets in the 2012 periods compared to the corresponding periods in 2011, for reasons described elsewhere in this report. The FDIC bases its quarterly deposit insurance assessments on an insured institution’s average total assets minus average tangible equity and certain other adjustments.

Advertising and marketing-related expenses decreased by $207,000 or 35.5% during the three months ended September 30, 2012, compared to the same period in the prior year. On a year-to-date basis, advertising and marketing-related expenses increased by $218,000 or 17.8% in 2012 compared to the same period in 2011. These changes were primarily caused by differences in the timing of the Company’s advertising and marketing efforts between the 2012 and 2011 periods. At this time management does not expect advertising and marketing-related expenses during the whole of 2012 to be substantially different than prior years. However, this will depend on future management decisions and there can be no assurances.

Net losses and expenses on foreclosed properties were $1.7 million and $5.5 million during the three and nine months ended September 30, 2012, respectively, compared to $1.7 million and $5.4 million in the same periods of the prior year, respectively. The Company’s losses and expenses on foreclosed real estate has remained elevated in recent periods due to lower real estate values and slow economic growth in such periods. If these conditions persist, losses on foreclosed real estate could remain elevated in the near term.

Other non-interest expense was $2.5 million and $7.7 million during the three and nine months ended September 30, 2012, respectively, compared to $2.5 million and $7.2 million during the same periods in 2011, respectively. The increase in the nine-month period of 2012 was primarily the result of higher costs for legal, consulting, and accounting fees related to loan workout efforts and related professional services. In recent months, however, these expenses have declined as the Compnay has reduced its level of non-performing loans.

Income Tax Expense Income tax expense was $1.0 million and $610,000 during the three months ended September 30, 2012 and 2011, respectively, and was $2.1 million and $1.2 million during the nine months ended as of the same dates, respectively. The Company’s effective tax rate (“ETR”) for the three months ended September 30, 2012 and 2011, was 34.8% and 31.3%, respectively. Excluding the 2011 goodwill impairment from income (loss) before taxes (which is not deductible for income tax purposes), the Company’s ETR for the nine-month periods in 2012 and 2011 was 32.3% and 25.9%, respectively. the Company’s ETR increased in the 2012 periods because non-taxable revenue, which consists primarily of earnings from bank-owned life insurance (“BOLI”), comprised a smaller portion of pre-tax earnings in 2012 than it did in 2011.

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

Financial Condition

Overview The Company’s total assets decreased by $13.4 million or 0.5% during the nine months ended September 30, 2012. During the period the Company’s available-for-sale securities declined by $163.2 million, its cash and cash equivalents declined by $39.1 million, and its investment in common stock of the FHLB of Chicago declined by $27.0 million. These developments were partially offset by a $158.1 million increase in held-to-maturity securities and a $65.2 million increase in the loan portfolio. Net cash flows from the changes in these assets, as well as a $58.0 million increase in advances from the FHLB of Chicago and a $29.4 million increase in escrow deposits, were used to fund a $101.3 million decline in deposit liabilities during the nine months ended September 30, 2012. The Company’s total shareholders’ equity increased from $265.8 million at December 31, 2011, to $272.1 million at September 30, 2012. Non-performing assets decreased from $99.9 million or 4.00% of total assets at December 31, 2011, to $47.5 million or 1.91% at September 30, 2012. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the nine months ended September 30, 2012.

Cash and Cash Equivalents The Company’s cash and cash equivalents decreased by $39.1 million or 32.3% during the nine months ended September 30, 2012. This decrease was due to the funding of increases in the Company’s loan portfolio, as well as decreases in its deposit liabilities, as previously described.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of securities available-for-sale decreased by $163.2 million or 20.9% during the nine months ended September 30, 2012. This decrease was principally caused by periodic repayments and security sales that exceeded the Company’s purchase of new securities during the period. Also contributing to the decrease was a $20.4 million sale of securities, as previously described. The Company purchased $51.4 million of CMOs issued by government-sponsored entities during the nine months ended September 30, 2012.

Changes in the fair value of the Company’s available-for-sale securities are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s available-for-sale securities was a net unrealized gain of $11.3 million at September 30, 2012, compared to a net unrealized gain of $7.7 million at December 31, 2011.

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

	September 30, 2012		December 31, 2011
	Carrying Value	Unrealized Gain (Loss), Net	Carrying Value	Unrealized Gain (Loss), Net
	(Dollars in thousands)
Credit rating:
AAA/Aaa	$3,969	$177	$5,386	$210
AA/Aa	1,474	51	2,512	58
A	4,466	102	6,951	(271)
BBB/Baa	10,319	228	10,428	(366)
Less than investment grade	34,022	(284)	36,751	(5,357)
Total private-label CMOs	$54,250	$274	$62,028	$(5,726)

During the second quarter of 2012 management determined that it is unlikely the Company will collect all amounts due according to the contractual terms on certain of its private-label CMOs rated less than investment grade. Accordingly, the Company recorded $336,000 in net OTTI losses on these securities in that quarter (for additional discussion refer to “Results of Operations—Non-Interest Income,” above). As of September 30, 2012, management has determined that none of the Company’s private-label CMOs had incurred additional OTTI losses as of that date. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity During the nine months ended September 30, 2012, the Company purchased $158.9 million in held-to-maturity securities that consisted of mortgage-backed securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company funded the purchase of these securities with $158.9 million in term advances from the FHLB of Chicago. The securities had a weighted-average life of 7.7 years, a yield of 2.31%, and yield-maintenance fees that discourage the underlying borrowers from prepaying the underlying loans. The term advances have a weighted-average life of 5.5 years and cost of 1.47%. The purpose of this transaction was to supplement growth in the Company’s earning assets. The Company classified these securities as held-to-maturity because it has the ability and intent to hold them until they mature.

Loans Held-for-Sale Loans held-for-sale were $26.9 million at September 30, 2012, compared to $19.2 million at December 31, 2011. The Company’s policy is to sell most of the fixed-rate, one- to four-family mortgage loans that it originates in the secondary market. During 2012 interest rates on residential mortgage loans have declined to historically low levels, which has resulted in increased borrower refinance activity and loans held-for-sale. As previously noted, management expects that originations and sales of such loans could be elevated in the near term as borrowers are incented to refinance higher, fixed-rate mortgage loans at lower rates.

Loans Receivable Loans receivable increased by $65.2 million or 4.9% during the nine months ended September 30, 2012. Total loans originated for portfolio increased by $91.9 million or 33.4% during this period compared to the same period in 2011. A portion of this improvement came from increased originations of commercial business loans, which increased by $10.4 million or 16.2% during the nine months ended September 30, 2012, compared to the same period in 2011. Management attributed this increase to recent efforts to improve the Company’s share of the mid-tier commercial banking market (defined as business entities with sales revenues of $5 to $100 million), which was a new market segment for the Company in 2011. In the past two years the Company has added experienced leaders to its senior management team and has hired a number of commercial relationship managers and support personnel experienced in managing and selling financial services to the mid-tier commercial banking market. In the near term the Company expects to add additional professionals capable of serving this market segment, although there can be no assurances as to the extent or timing of such staff additions or the impact on operating results.

Originations of multi-family mortgage loans, both permanent and construction, also increased substantially during the period, which management believes reflects a general decline in the level of home ownership in recent periods. Finally, originations of consumer loans, which consist principally of home equity term loans and lines of credit, increased by $25.5 million or 41.1% during the nine months ended September 30, 2012, due to more competitive pricing and increased marketing efforts for these types of loans.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations for portfolio during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$19,136	$13,522	$70,131	$58,831
Multi-family	21,460	20,552	48,425	28,262
Commercial real estate	10,579	15,627	26,951	38,025
Construction and development loans	31,911	10,361	59,131	23,608
Total mortgage loans	83,086	60,062	204,638	148,726
Consumer loans	30,422	25,565	87,578	62,072
Commercial business loans	23,484	35,626	75,080	64,635
Total loans originated for portfolio	$136,992	$121,253	$367,296	$275,433

(1)	Excludes $96.5 million and $84.8 million in loans originated for sale during the three months ended September 30, 2012 and 2011, respectively, and $352.6 million and $139.6 million during the nine months ended as of the same dates, respectively.

Foreclosed Properties and Repossessed Assets The following table summarizes the Company’s foreclosed properties and repossessed assets as of the dates indicated:

	September 30	December 31
	2012	2011
Commercial real estate	$6,362	$13,115
Land	4,007	1,162
One- to four-family	3,031	6,557
Multi-family	146	3,890
Consumer	12	–
Total foreclosed properties and repossessed assets	$13,558	$24,724

The decrease in the Company’s foreclosed properties and repossessed assets during the nine months ended September 30, 2012, was caused by the sales of foreclosed real estate, as well as continued charge-offs of foreclosed properties. These developments were partially offset by foreclosures related to a number of smaller commercial real estate mortgage loans and, to a lesser extent, one- to four-family mortgage loans. Management expects foreclosed properties and repossessed assets to remain elevated in the near term as the Company continues to work out its non-performing loans.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $6.3 million at September 30, 2012, and $7.4 million at December 31, 2011, net of valuation allowances of $2.8 million and $868,000 as of such dates, respectively. As of both September 30, 2012, and December 31, 2011, the Company serviced $1.1 billion in loans for third-party investors.

Other Assets As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago, which is included as a component of other assets. The Company’s investment in the common stock of the FHLB of Chicago declined from $46.1 million at December 31, 2011, to $19.1 million at September 30, 2012. The FHLB of Chicago redeemed $27.0 million of excess common stock held by the Company in accordance with a redemption plan it announced in December 2011. Under this plan, the FHLB of Chicago has stated that it intends to redeem additional excess common stock in quarterly increments through the end of 2013. However, the amount and timing of these redemptions, if any, depend on many factors outside the control of the Company and the FHLB of Chicago. As of September 30, 2012, Company owned approximately $8.5 million more in FHLB of Chicago common stock than it would otherwise be required to own under minimum guidelines established by the FHLB of Chicago.

As of September 30, 2012, and December 31, 2011, the Company’s net deferred tax asset, which is included as component of other assets, was $33.6 million and $37.5 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial condition, results of operations, and capital of the Company.

Deposit Liabilities Deposit liabilities decreased by $101.3 million or 5.0% during the nine months ended September 30, 2012. Core deposits, consisting of checking, savings and money market accounts, increased by $51.7 million or 5.3% during the period while certificates of deposits declined by $153.0 million or 14.7%. The Company continues to closely manage the rates it offers on certificates of deposit to control is overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods. Core deposits have increased in re cent periods in response to management’s efforts to focus retail sales efforts on such products and related services. Also contributing to the increase in core deposits, however, is customer reaction to the low interest rate environment. Management believes that this environment has encouraged some customers to switch to core deposits in an effort to retain flexibility in the event interest rates rise in the future.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $58.0 million or 37.9% during the nine months ended September 30, 2012. As previously noted, during the period the Company borrowed $158.9 million in term advances from the FHLB of Chicago to fund the purchase of held-to-maturity securities. This development was partially offset by the repayment of $100.0 million in borrowings from the FHLB of Chicago that had a rate of 4.52% and that matured during the third quarter.

The following table presents the Company’s FHLB of Chicago advances by contractual maturities as September 30, 2012.

	Amount	Rate
	(Dollars in thousands)
FHLB advances maturing in:
2013	$221	4.17%
2014	–	–
2015	23,450	0.80
2016	23,450	1.04
2017 and thereafter	163,981	2.74
Total FHLB advances	$211,102	2.34%

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

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $32.6 million at September 30, 2012, compared to $3.2 million at December 31, 2011. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity increased from $265.8 million at December 31, 2011, to $272.1 million at September 30, 2012. This increase was caused by net income during the period, as well as lower accumulated other comprehensive loss due to an increase in the fair value of available-for-sale securities. These developments were partially offset by the payment of regular cash dividends to shareholders of $0.01 per share during each of the quarters in the year. The Company’s dividend payments during the three and nine months ended September 30, 2012, were 23.6% and 31.2% of net income, respectively. The book value of the Company’s common stock was $5.87 per share at September 30, 2012, compared to $5.75 per share at December 31, 2011.

On November 5, 2012, the Company’s board of directors announced that it had declared a $0.02 per share dividend payable on November 30, 2012, to shareholders of record on November 16, 2012. During the nine months ended September 30, 2012, the Company did not repurchase any shares of its common stock. For additional discussion relating to the Company’s ability to pay dividends or repurchase shares of its common stock, refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At September 30	At December 31
	2012	2011
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$8,970	$14,868
Multi-family	8,628	22,905
Commercial real estate	12,104	23,997
Construction and development	1,138	9,368
Total non-accrual mortgage loans	30,840	71,138
Non-accrual consumer loans:
Secured by real estate	1,556	1,457
Other consumer loans	171	207
Total non-accrual consumer loans	1,727	1,664
Non-accrual commercial business loans	680	1,642
Total non-accrual loans	33,247	74,444
Accruing loans delinquent 90 days or more (1)	700	696
Total non-performing loans	33,947	75,140
Foreclosed properties and repossessed assets	13,558	24,724
Total non-performing assets	$47,505	$99,864

Non-performing loans to loans receivable, net	2.45%	5.69%
Non-performing assets to total assets	1.91%	4.00%
Interest income that would have been recognized if non-accrual loans had been current (2)	$2,065	$4,535
Interest income on non-accrual loans included in interest income (2)	$911	$1,850

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the nine months ended September 30, 2012, and the twelve months ended December 31, 2011, respectively.

The Company’s non-performing loans were $33.9 million or 2.45% of loans receivable as of September 30, 2012, compared to $75.1 million or 5.69% of loans receivable as of December 31, 2011. Non-performing assets, which includes non-performing loans, were $47.5 million or 1.91% of total assets and $99.9 million or 4.00% of total assets as of these same dates, respectively. The decline in non-performing loans during the nine months ended September 30, 2012, was due principally to a $34.4 million or 61.1% aggregate decrease in non-performing commercial real estate, multi-family, and construction loans. This decrease was primarily attributable to six loans that aggregated $20.5 million that were paid off, four loans that aggregated $4.0 million that were transferred to foreclosed real estate, and one loan for $2.5 million that was returned to performing status due to the improved condition of the borrower. All of these loans were secured by commercial and multi-family real estate. In addition, non-performing one- to four-family loans declined by $5.9 million or 39.7% and non-performing commercial business loans declined by $962,000 or 58.6% during the nine months ended September 30, 2012. In addition, foreclosed properties and repossessed assets, which is a component of non-performing assets, declined by $11.2 million or 45.2% during the nine months ended September 30, 2012, for reasons previously described.

As of September 30, 2012, non-performing loans included $9.6 million in loans that were current on all contractual principal and interest payments, but which management determined should be classified as non-performing in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment. In most cases, interest income is no longer being accrued on these loans and periodic payments are being applied against the recorded investment in the loan.

Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at September 30, 2012, management was closely monitoring $31.8 million in additional loans that were adversely classified as “substandard” and $36.9 million in additional loans that were classified as “special mention” in accordance with the Company’s internal risk rating policy. These amounts compared to $28.5 million and $51.6 million, respectively, as of December 31, 2011. These additional loans are primarily secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Although these additional loans were performing in accordance with their contractual terms and are not included in non-performing assets, management deemed their classification as “substandard” or “special mention” to be prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral. Further deterioration in the borrowers or related collateral could result in these additional loans becoming non-performing assets in future periods.

The Company’s classified loans and non-performing assets have trended lower in recent periods. However, this trend is subject to many factors that are outside of Company’s control, such as economic and market conditions. As such, there can be no assurances that Company’s classified loans and non-performing loans and assets will continue to trend lower in future periods or that its provision for loan losses will not increase.

In the third quarter of 2012 the OCC issued accounting and reporting guidance related to instances in which borrowers on one- to four-family mortgage loans have had non-mortgage debt discharged in bankruptcy and have not reaffirmed obligations related to their mortgage debt. The Company does not have a material exposure to one- to four-family mortgage loans that meet the criteria specified in the OCC guidance. Management continues to study the guidance, but does not believe this matter will have a material impact on the Company’s financial condition or results of operation.

A summary of the allowance for loan losses is shown below for the periods indicated:

	Nine Months Ended September 30
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the period	$27,928	$47,985
Provision for loan losses:
One- to four-family	2,408	1,446
Multi-family	(2,268)	617
Commercial real estate	1,198	577
Construction and development	597	897
Consumer loans	682	450
Commercial business loans	(179)	1,092
Total provision for loan losses	2,438	5,079
Charge-offs:
One- to four-family	(2,292)	(2,519)
Multi-family	(857)	(4,812)
Commercial real estate	(4,149)	(6,941)
Construction and development	(2,545)	(2,607)
Consumer loans	(555)	(724)
Commercial business loans	(48)	(551)
Total charge-offs	(10,446)	(18,154)
Recoveries:
One- to four-family	3	49
Multi-family	568	19
Commercial real estate	428	4
Construction and development	–	550
Consumer loans	34	17
Commercial business loans	26	18
Total recoveries	1,059	657
Net charge-offs	(9,387)	(17,497)
Balance at the end of the period	$20,979	$35,566

	September 30	December 31
	2012	2011
Allowance as a percent of total loans	1.51%	2.12%
Allowance as a percent of non-performing loans	61.80%	37.17%
Net charge-offs to average loans (1)	0.90%	1.96%

(1)	The rate for the nine months ended September 30, 2012, is annualized.

The Company’s allowance for loan losses was $21.0 million or 1.51% of total loans at September 30, 2012, compared to $27.9 million or 2.12% of total loans at December 31, 2011. As a percent of non-performing loans, the Company’s allowance for loan losses was 61.8% at September 30, 2012, compared to 37.2% at December 31, 2011. The decrease in the allowance was principally caused by $9.4 million in net charge-offs during the period. Most notably, the Company charged off $5.6 million related to five commercial real estate loan relationships that aggregated $16.5 million on which management commenced and/or completed foreclosure proceedings during the period. The impact of charge-offs during the period was partially offset by $2.4 million in provision for loan losses that was recorded in the allowance during the nine months ended September 30, 2012, as previously described.

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

Capital Resources At September 30, 2012, the Bank exceeded each of the applicable regulatory capital requirements to which it is subject (refer to “Note 8. Shareholders’ Equity” in the Company’s Unaudited Condensed Consolidated Financial Statements). In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2012, the Bank had a Tier 1 capital ratio of 9.93% and a total risk-based capital ratio of 17.91%.

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

In June 2012 the OCC issued proposed rules that would implement certain revisions to regulatory capital requirements as specified by the Basel Committee on Banking Supervision (known as “Basel III”). The proposed rules, if adopted as proposed, are expected to have a significant impact on the minimum regulatory capital requirements of regulated financial institutions such as the Company and the Bank. Management’s analysis of the impact Basel III will have on the regulatory capital of the Company and the Bank is ongoing. However, management’s preliminary assessment is that the proposed rules will not have a significant adverse impact on the regulatory capital, financial condition, liquidity, or operations of the Company and the Bank.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Contractual Obligations The following table presents, as of September 30, 2012, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds).

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,030,377	–	–	–	$1,030,377
Certificates of deposits	671,977	$201,549	$16,453	–	889,979
Borrowed funds	221	23,450	61,279	$126,152	211,102
Operating leases	982	1,768	1,236	2,757	6,743
Purchase obligations	1,680	3,360	3,360	3,360	11,760
Non-qualified retirement plans and deferred compensation plans	1,080	2,120	2,140	6,418	11,757

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of September 30, 2012.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
One- to four-family mortgage loans	$12,072	–	–	–	$12,072
Multi-family mortgage loans	25,828	–	–	–	25,828
Commercial real estate loans	26,795	–	–	–	26,795
Commercial business loans	64,748	$1,269	–	$172	66,189
Home equity and credit card lines of credit	152,263	–	–	–	152,263

Approved commitments to extend credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At September 30, 2012, the Company had forward commitments to sell one- to four-family mortgage loans of $74.0 million to Fannie Mae. As described in “Note 12. Financial Instruments with Off-Balance Sheet Risk” of the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of September 30, 2012.

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

The table on the next page presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2012, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

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

	At September 30, 2012
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans:
Fixed	$80,122	$58,249	$160,131	$132,859	$111,471	$542,832
Adjustable	91,266	226,448	93,877	55,449	8,726	475,766
Consumer loans	99,165	46,068	47,356	26,290	24,429	243,308
Commercial business loans	74,424	22,577	26,365	20,906	415	144,687
Interest-earning deposits	45,743	–	–	–	–	45,743
Mortgage-related securities:
Fixed	56,267	154,679	238,482	81,583	177,446	708,457
Adjustable	56,894	–	–	–	–	56,894
Other interest-earning assets	19,071	–	–	–	–	19,071
Total interest-earning assets	522,952	508,021	566,211	317,087	322,487	2,236,758

Non-interest-bearing and interest-bearing liabilities:
Non-interest-bearing demand accounts	834	2,471	6,376	6,077	123,458	139,216
Interest-bearing liabilities:
Deposit liabilities:
Interest-bearing demand accounts	1,321	3,917	10,107	9,633	195,702	220,680
Savings accounts	1,460	4,319	11,087	10,488	192,170	219,524
Money market accounts	450,957	–	–	–	–	450,957
Certificates of deposit	330,046	435,781	107,699	16,453	–	889,979
Advance payments by borrowers for taxes and insurance	32,596	–	–	–	–	32,596
Borrowings	317	1,176	26,194	64,153	119,263	211,102
Total interest-bearing and non-interest-bearing liabilities	817,531	447,664	161,463	106,804	630,593	2,164,055
Interest rate sensitivity gap	$(294,579)	$60,357	$404,748	$210,283	$(308,106)	$72,703
Cumulative interest rate sensitivity gap	$(294,579)	$(234,222)	$170,526	$380,809	$72,703
Cumulative interest rate sensitivity gap as a percentage of total assets	-11.85%	-9.43%	6.86%	15.32%	2.93%
Cumulative interest-earning assets as a percentage of interest bearing liabilities	63.97%	81.49%	111.95%	124.83%	103.36%

Based on the above gap analysis, at September 30, 2012, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2011 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at September 30, 2012. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$203,562	$(135,827)	(40.0)%	8.87%	(34.1)%
+300	235,740	(103,649)	(30.5)%	10.03%	(25.5)%
+200	273,597	(65,792)	(19.4)%	11.36%	(15.6)%
+100	308,316	(31,073)	(9.2)%	12.50%	(7.1)%
0	339,389	–	–	13.46%	–
-100	332,245	(7,144)	(2.1)%	12.94%	(3.8)%

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

BANK MUTUAL CORPORATION
(Registrant)

Date:	November 6, 2012	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

Date:	November 6, 2012	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended September 30, 2012

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101 *	The following materials are furnished from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS *	XBRL Instance Document		X

101.SCH *	XBRL Taxonomy Extension Schema Document		X

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB *	XBRL Extension Labels Linkbase Document		X

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.