Form 10-K
period 2012-12-31
BANK MUTUAL CORP
filed 2013-03-08
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

As of February 28, 2013, 46,420,084 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $4.41 last sale price on The NASDAQ Global Select Market on June 29, 2012, the last trading date of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers; does not constitute an admission as to affiliate status) was approximately $189.9 million.

Part of Form 10-K Into Which
Documents Incorporated by Reference	Portions of Document are Incorporated

Proxy Statement for Annual Meeting of Shareholders on May 6, 2013	Part III

BANK MUTUAL CORPORATION

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2012

Table of Contents

Item		Page

Part I

1	Business	3

1A	Risk Factors	22

1B	Unresolved Staff Comments	27

2	Properties	27

3	Legal Proceedings	27

4	Mine Safety Disclosures	27

Part II

5	Market for Registrant's Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities	28

6	Selected Financial Data	30

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

7A	Quantitative and Qualitative Disclosures About Market Risk	56

8	Financial Statements and Supplementary Data	60

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	104

9A	Controls and Procedures	104

9B	Other Information	106

Part III

10	Directors, Executive Officers, and Corporate Governance	107

11	Executive Compensation	107

12	Security Ownership of Certain Beneficial Owners, Management, and Related Stockholder Matters	107

13	Certain Relationships and Related Transactions and Director Independence	107

14	Principal Accountant Fees and Services	107

Part IV

15	Exhibits, Financial Statement Schedules	108

SIGNATURES		109

Part I

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the right of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effects of potential new regulatory capital requirements under Basel III; pending and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential changes in the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in “Item 1A. Risk Factors,” as well as Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business

The discussion in this section should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and “Item 8. Financial Statements and Supplementary Data.”

General

Bank Mutual Corporation (the “Company”) is a Wisconsin corporation headquartered in Milwaukee, Wisconsin. The Company owns 100% of the common stock of Bank Mutual (the “Bank”) and currently engages in no substantial activities other than its ownership of such stock. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The Company is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve (“FRB”). The Company’s common stock trades on The NASDAQ Global Select Market under the symbol BKMU.

The Bank was founded in 1892 and is a federally-chartered savings bank headquartered in Milwaukee, Wisconsin. It is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured within limits established by the FDIC. The Bank's primary business is community banking, which includes attracting deposits from and making loans to the general public and private businesses, as well as governmental and non-profit entities. In addition to deposits, the Bank obtains funds through borrowings from the Federal Home Loan Bank (“FHLB”) of Chicago. These funding sources are principally used to originate loans, including one- to four-family residential loans, multi-family residential loans, commercial real estate loans, commercial business loans and lines of credit, and consumer loans and lines of credit. From time-to-time the Bank also purchases and/or participates in loans from third-party financial institutions and is an active seller of residential loans in the secondary market. It also invests in mortgage-related and other investment securities.

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

Market Area

At December 31, 2012, the Company had 75 banking offices in Wisconsin and one in Minnesota. At June 30, 2012, the Company had a 1.50% market share of all deposits held by FDIC-insured institutions in Wisconsin. The Company is the fourth largest financial institution headquartered in Wisconsin, based on deposit market share.

The largest concentration of the Company’s offices is in southeastern Wisconsin, consisting of the Milwaukee Metropolitan Statistical Area (“MSA”), the Racine MSA, and the Kenosha, Wisconsin, and Lake County, Illinois MSA. The Company has 26 offices in these MSAs. The Company has also five offices in south central Wisconsin, consisting of the Madison MSA and the Janesville/Beloit MSA, as well as six other offices in communities in east central Wisconsin.

The Company also operates 20 banking offices in northeastern Wisconsin, including the Green Bay MSA. A few of the offices in this region are located near the Michigan border. Therefore, the Company also draws customers from the upper peninsula of Michigan. Finally, the Company has 18 offices in northwestern Wisconsin, including the Eau Claire MSA, and one office in Woodbury, Minnesota, which is located near the Wisconsin state border on the eastern edge of the Minneapolis-St. Paul MSA.

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

Lending Activities

General At December 31, 2012, the Company’s total loans receivable was $1.4 billion or 58.0% of total assets. The Company’s loan portfolio consists primarily of mortgage loans, which includes loans secured by one- to four-family residences, multi-family properties, and commercial real estate properties, as well as construction and development loans secured by the same types of properties and land. To a lesser degree, the loan portfolio includes consumer loans consisting principally of home equity lines of credit, fixed and adjustable-rate home equity loans, student loans, and automobile loans. Finally, the Company’s loan portfolio also contains commercial business loans, to which it has given increased emphasis in recent years. The nature, type, and terms of loans originated or purchased by the Company are subject to federal and state laws and regulations. The Company has no significant concentrations of loans to particular borrowers or to borrowers engaged in similar activities. In addition, the Company limits its lending activities primarily to borrowers and related loan collateral located in its market areas, which consist of Wisconsin and contiguous regions of Illinois, Minnesota, and northern Michigan, as previously described. For specific information related to the Company’s loans receivable for the periods covered by this report, refer to “Financial Condition—Loans Receivable” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Residential Mortgage Lending The Company originates and purchases first mortgage loans secured by one- to four-family properties. At December 31, 2012, the Company’s portfolio of these types of loans was $465.2 million or 31.0% of its gross loans receivable. Most of these loans are owner-occupied; however, the Company also originates first mortgage loans secured by second homes, seasonal homes, and investment properties.

The Company originates primarily conventional fixed-rate residential mortgage loans and adjustable-rate residential mortgage (“ARM”) loans with maturity dates up to 30 years. Such loans generally are underwritten to Fannie Mae standards. In general, ARM loans are retained by the Company in its loan portfolio. Conventional fixed-rate residential mortgage loans are generally sold in the secondary market without recourse, although the Company typically retains the servicing rights to such loans. From time-to-time, the Company may elect to retain in its loan portfolio conventional fixed-rate loans with maturities of up to 15 years. The Company also originates “jumbo” single family mortgage loans in excess of the Fannie Mae maximum loan amount, which was $417,000 for single family homes in its primary market areas in 2012. Fannie Mae has higher limits for two-, three- and four-family homes. The Company generally retains fixed-rate jumbo single family mortgage loans in its portfolio.

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

From time-to-time the Company also originates loans under programs administered by various federal and state government agencies such as the State Veteran’s Administration (“State VA”), the Wisconsin Housing and Economic Development Authority (“WHEDA”), the U.S. Department of Agriculture (“USDA”) Guaranteed Rural Housing Program, and the Federal Housing Administration (“FHA”). Loans originated under these programs may or may not be held by the Company in its loan portfolio and the Company may or may not retain the servicing rights for such loans.

ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments from the borrowers increase, which increases the potential for payment default. At the same time, the marketability and/or value of the underlying property may be adversely affected by higher interest rates. ARM loans generally have an initial fixed-rate term of one to seven years. Thereafter, they are adjusted on an annual basis up to a maximum of 200 basis points per year. The Company originates ARM loans with lifetime caps set at 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. The Company does not offer ARM loans with negative amortization or with interest-only payment features. The Company currently utilizes the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant maturity treasury index”) as the base index to determine the interest rate payable upon the adjustment date of ARM loans. Some of the ARM loans are granted with conversion options that provide for terms of up to seven years in which the borrower may convert the ARM loan to a fixed-rate mortgage loan. The terms at which the ARM loan may be converted to a fixed-rate loan are established at the date of loan origination and are set to allow the Company to sell the loan into the secondary market upon conversion. The volume and types of ARM loans the Company originates have been affected by the level of market interest rates, competition, consumer preferences, and the availability of funds. ARM loans are susceptible to early prepayment during periods of lower interest rates as borrowers refinance into fixed-rate loans.

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

In addition to servicing the loans in its own portfolio, the Company continues to service most of the loans that it sells to Fannie Mae and other third-party investors (“loans serviced for others”). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making certain payments on behalf of borrowers. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2012, loans serviced for others amounted to $1.1 billion. These loans are not reflected in the Company’s Consolidated Statements of Financial Condition.

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

Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Company's mortgage banking operations. For example, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will generally be offset by opposite changes in the amortization of the MSRs. These fluctuations are usually the result of actual loan prepayment activity and/or changes in management expectations for future prepayment activity, which impacts the amount of MSRs amortized in a given period. However, fluctuations in the recorded value of MSRs may also be caused by valuation adjustments required to be recognized under generally accepted accounting principles (“GAAP”). That is, the value of servicing rights may fluctuate because of changes in the future prepayment assumptions or discount rates used to periodically value the MSRs. Although most of the Company's serviced loans that prepay are replaced by new serviced loans (thus preserving the future servicing cash flow), GAAP requires impairment losses resulting from a change in future prepayment assumptions to be recorded when the change occurs. MSRs are particularly susceptible to impairment losses during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. Alternatively, in periods of increasing interest rates, during which prepayment activity typically declines, the Company could potentially recapture through earnings all or a portion of a previously established valuation allowance for impairment.

Multi-family and Commercial Real Estate Loans At December 31, 2012, the Company’s aggregate portfolio of multi-family and commercial real estate loans was $527.8 million or 35.2% of its gross loans receivable. The Company’s multi-family and commercial real estate loan portfolios consist of fixed-rate and adjustable-rate loans originated at prevailing market rates usually tied to various market indices. This portfolio generally consists of loans secured by apartment buildings, office buildings, retail centers, warehouses, and industrial buildings. Loans in this portfolio may be secured by either owner or non-owner occupied properties. Loans in this portfolio typically do not exceed 80% of the lesser of the purchase price or an independent appraisal by an appraiser designated by us. Loans originated with balloon maturities are generally amortized on a 25 to 30 year basis with a typical balloon term of 3 to 5 years.

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property, the financial strength and/or income producing potential of the borrower, and the appraised value of the property. In most cases, the Company also obtains personal guarantees from the principals involved. The Company’s approval process includes a review of the other debt obligations and overall sources of cash flow available to the borrower and guarantors. The property’s net operating income must be sufficient to cover the payments relating to the outstanding debt. The Company generally requires an assignment of rents or leases to be assured that the cash flow from the property will be used to repay the debt. Appraisals on properties securing multi-family and larger commercial real estate loans are performed by independent state certified or licensed fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $1.0 million, as well as all loans secured by certain properties that the Company considers to be “environmentally sensitive.” In addition, the Company performs an annual credit review of its multi-family and commercial real estate loans over $1.0 million.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. The Bank has internal lending limits to single borrowers or a group of related borrowers that are adjusted from time-to-time, but are generally well below the Bank’s legal lending limit of approximately $40.0 million as of December 31, 2012. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Furthermore, borrowers’ problems in areas unrelated to the properties that secure the Company’s loans may have an adverse impact on such borrowers’ ability to comply with the terms of the Company’s loans.

Construction and Development Loans At December 31, 2012, the Company’s portfolio of construction and development loans was $129.3 million or 8.6% of its gross loans receivable. These loans typically have terms of 18 to 24 months, are interest-only, and carry variable interest rates tied to the prime rate. Disbursements on these loans are based on draw requests supported by appropriate lien waivers. As a general matter, construction loans convert to permanent loans and remain in the Company’s loan portfolio upon the completion of the project. Development loans are typically repaid as the underlying lots or housing units are sold. Construction and development loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Company's risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, the appropriate application of loan proceeds to the work performed, and the borrower's ability to advance additional construction funds if necessary. In addition, in the event a borrower defaults on the loan during its construction phase, the construction project often needs to be completed before the full value of the collateral can be realized by the Company. The Company performs an annual credit review of its construction and development loans over $1.0 million.

Commercial Business Loans At December 31, 2012, the Company’s portfolio of commercial business loans was $132.4 million or 8.9% of its gross loans receivable. This portfolio consists of loans to businesses for equipment purchases, working capital, debt refinancing or restructuring, business acquisition or expansion, Small Business Administration (“SBA”) loans, and domestic standby letters of credit. Typically, these loans are secured by general business security agreements and personal guarantees. The Company offers variable, adjustable, and fixed-rate commercial business loans. The Company also has commercial business loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various market indices. Fixed-rate loans are priced at either a margin over various market indices with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period. Commercial lines of credit generally have a term of one year and are subject to annual renewal thereafter. The Company performs an annual credit review of all commercial business borrowers having an exposure to the Company of $500,000 or more.

Consumer Loans At December 31, 2012, the Company’s portfolio of consumer loans was $246.9 million or 16.5% of its gross loans receivable. Consumer loans include fixed term home equity loans, home equity lines of credit, home improvement loans, automobile loans, recreational vehicle loans, boat loans, deposit account loans, overdraft protection lines of credit, unsecured consumer loans, and to a lesser extent, unsecured consumer loans through credit card programs that are administered by third parties. The Company no longer originates student loans through programs guaranteed by the federal government. Student loans that continue to be held by the Company are administered by a third party.

The Company’s primary focus in consumer lending has been the origination of loans secured by real estate, which includes home equity loans, home improvement loans, and home equity lines of credit. These loans are typically secured by junior liens on owner-occupied one- to four-family residences, but in many instances are secured by first liens on such properties. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit score, verification of the value of the equity in the home, and verification of the borrower’s income. Home equity and home improvement loan originations are developed through cross-sales to existing customers, advertisements in local media, the Bank’s website, and from time-to-time, direct mail.

The Company originates fixed-rate home equity and home improvement term loans with loan-to-value ratios of up to 89.99% (when combined with any other mortgage on the property). Pricing on fixed-rate home equity and home improvement term loans is periodically reviewed by management. Generally, loan terms are in the three to fifteen year range in order to minimize interest rate risk.

The Company also originates home equity lines of credit. Home equity lines of credit are variable-rate loans secured by first liens or junior liens on owner-occupied one- to four-family residences. Current interest rates on home equity lines of credit are tied to an index rate, adjust monthly after an initial interest rate lock period, and generally have floors that vary depending on the loan-to-value ratio. Home equity line of credit loans are made for terms up to 10 years and require minimum monthly payments.

Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower's continuing financial stability, more likely to be affected by adverse personal circumstances, and often secured by rapidly depreciating personal property such as automobiles. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. However, such risks are mitigated to some extent in the case of home equity loans and lines of credit. These types of loans are secured by a first or second mortgage on the borrower's residence for which the total principal balances outstanding (including the first mortgage) does not generally exceed 89.99% of the property's value at the time of the loan.

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

Internal Risk Ratings and Classified Assets OCC regulations require thrift institutions to review and, if necessary, classify their assets on a regular basis. Accordingly, the Company has internal policies and procedures in place to internally evaluate risk ratings on all of its loans and certain other assets. In general, these internal risk ratings correspond with regulatory requirements to adversely classify problem loans and certain other assets as “substandard,” “doubtful,” or “loss.” A loan or other asset is adversely classified as substandard if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. A loan or other asset is adversely classified as doubtful if full collection is highly questionable or improbable. A loan or other asset is adversely classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a “special mention” designation, described as loans or assets which do not currently expose the Company to a sufficient degree of risk to warrant adverse classification, but which demonstrate clear trends in credit deficiencies or potential weaknesses deserving management's close attention (refer to the following paragraph for additional discussion). As of December 31, 2012, $37.7 million or 2.7% the Company’s loans were classified as special mention and $57.6 million or 4.1% were classified as substandard. The latter includes all loans placed on non-accrual in accordance with the Company’s policies, as described below. In addition, as of December 31, 2012, $35.9 million of the Company’s mortgage-related securities, consisting of private-label collateralized mortgage obligations (“CMOs”) rated less than investment grade, were classified as substandard in accordance with regulatory guidelines. The Company had no loans or other assets classified as doubtful or loss at December 31, 2012.

Loans that are not classified as special mention or adversely classified as substandard, doubtful, or loss are classified as “pass” or “watch” in accordance with the Company’s internal risk rating policy. Pass loans are generally current on contractual loan and principal payments, comply with other contractual loan terms, and have no noticeable credit deficiencies or potential weaknesses. Watch loans are also generally current on payments and in compliance with loan terms, but a particular borrower’s financial or operating conditions may exhibit early signs of credit deficiencies or potential weaknesses that deserve management’s close attention. Such deficiencies and/or weaknesses typically include, but are not limited to, the borrower’s financial or operating condition, deterioration in liquidity, increased financial leverage, declines in the condition or value of related collateral, recent changes in management or business strategy, or recent developments in the economic, competitive, or market environment of the borrower. If adverse observations noted in these areas are not corrected, further downgrade of the loan may be warranted.

Delinquent Loans When a borrower fails to make required payments on a loan, the Company takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of one- to four-family mortgage loans, the Company’s loan servicing department is responsible for collection procedures from the 15th day of delinquency through the completion of foreclosure. Specific procedures include late charge notices, telephone contacts, and letters. If these efforts are unsuccessful, foreclosure notices will eventually be sent. The Company may also send either a qualified third party inspector or a loan officer to the property in an effort to contact the borrower. When contact is made with the borrower, the Company attempts to obtain full payment or work out a repayment schedule to avoid foreclosure of the collateral. Many borrowers pay before the agreed upon payment deadline and it is not necessary to start a foreclosure action. The Company follows collection procedures and guidelines outlined by Fannie Mae, Freddie Mac, State VA, WHEDA, and the Guaranteed Rural Housing Program.

The collection procedures for consumer loans, excluding student loans and credit card loans, include sending periodic late notices to a borrower and attempts to make direct contact with a borrower once a loan becomes 30 days past due. If collection activity is unsuccessful, the Company may pursue legal remedies itself, refer the matter to legal counsel for further collection effort, seek foreclosure or repossession of the collateral (if any), and/or charge-off the loan. All student loans are serviced by a third party, which guarantees that its servicing complies with all U.S. Department of Education guidelines. The Company’s student loan portfolio is guaranteed under programs sponsored by the U.S. government. Credit card loans are serviced by a third party administrator.

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

Non-Accrual Policy With the exception of student loans that are guaranteed by the U.S. government, the Company generally stops accruing interest income on loans when interest or principal payments are 90 days or more in arrears or earlier when the future collectability of such interest or principal payments may no longer be certain. In such cases, borrowers have often been able to maintain a current payment status, but are experiencing financial difficulties and/or the properties that secure the loans are experiencing increased vacancies, declining lease rates, and/or delays in unit sales. In such instances, the Company generally stops accruing interest income on the loans even though the borrowers are current with respect to all contractual payments. Although the Company generally no longer accrues interest on these loans, the Company may continue to record periodic interest payments received on such loans as interest income provided the borrowers remain current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loans are deemed to be collectible. The Company designates loans on which it stops accruing interest income as non-accrual loans and establishes a reserve for outstanding interest that was previously credited to income. All loans on non-accrual are considered to be impaired. The Company returns a non-accrual loan to accrual status when factors indicating doubtful or uncertain collection no longer exist. In general, non-accrual loans are also classified as substandard, doubtful, or loss in accordance with the Company’s internal risk rating policy. As of December 31, 2012, $25.8 million or 1.84% of the Company’s loans were considered to be non-performing in accordance with the Company’s policies.

Foreclosed Properties and Repossessed Assets As of December 31, 2012, $14.0 million or 0.6% of the Company’s total assets consisted of foreclosed properties and repossessed assets. In the case of loans secured by real estate, foreclosure action generally starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer and the executive loan committee of the board of directors. If, based on this review, the Company determines that repayment of a loan is solely dependent on the liquidation of the collateral, the Company will typically seek the shortest redemption period possible, thus waiving its right to collect any deficiency from the borrower. Depending on whether the Company has waived this right and a variety of other factors outside the Company’s control (including the legal actions of borrowers to protect their interests), an extended period of time could transpire between the commencement of a foreclosure action by the Company and its ultimate receipt of title to the property.

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

Allowance for Loan Losses As of December 31, 2012, the Company’s allowance for loan losses was $21.6 million or 1.54% of loans receivable and 83.6% of non-performing loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and pools of homogenous loans within the portfolio, and actual loss, delinquency, and/or risk rating experience within the portfolio. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors, including regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any. For additional information relating to the Company’s allowance for loan losses for the periods covered by this report, refer to “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Determination of the allowance is inherently subjective as it requires significant management judgment and estimates, including the amounts and timing of expected future cash flows on loans, the fair value of underlying collateral (if any), estimated losses on pools of homogeneous loans based on historical loss experience, changes in risk characteristics of the loan portfolio, and consideration of current economic trends, all of which may be susceptible to significant change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, increases in the Company’s multi-family, commercial real estate, construction and development, and commercial business loan portfolios could result in a higher allowance for loan losses as these loans typically carry a higher risk of loss. Finally, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. One or more of these agencies, particularly the OCC, may require the Company to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Company’s results of operations. As a result of applying management judgment, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans or non-performing loans may decrease even though non-performing loans may increase.

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

Management generally measures impairment of impaired loans whether or not foreclosure is probable based on the estimated fair value of the underlying collateral. Such estimates are based on management’s judgment or, when considered appropriate, on an updated appraisal or similar evaluation. Updated appraisals are also typically obtained on or about the time of foreclosure or repossession of the underlying collateral. Prior to receipt of the updated appraisal, management has typically relied on the original appraisal and knowledge of the condition of the collateral, as well as the current market for the collateral, to estimate the Company’s exposure to loss on impaired loans. In the judgment of management, this practice was acceptable in periods of relative stability in real estate markets. However, as a result of deterioration in commercial real estate markets since 2008, as well as the Company’s recent experience, management believes that as long as economic conditions and/or real estate markets remain depressed updated appraisals will continue to be obtained on impaired loans earlier in the evaluation process than may have been typical during periods of more stable real estate markets.

Investment Activities

At December 31, 2012, the Company’s portfolio of mortgage-related securities available-for-sale was $550.2 million or 22.8% of its total assets. As of the same date its portfolio of mortgage-related securities held-to-maturity was $157.6 million or 6.5% of total assets. Mortgage-related securities consist principally of mortgage-backed securities (“MBSs”), real estate mortgage investment conduits (“REMICs”), and CMOs. Most of the Company’s mortgage-related securities are directly or indirectly insured or guaranteed by Freddie Mac, Fannie Mae, or the Government National Mortgage Association (“Ginnie Mae”). The remaining securities are private-label CMOs. Private-label CMOs generally carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by the aforementioned agencies of the U.S. Government. Although the latter securities have less exposure to credit risk, like private-label CMOs they remain exposed to fluctuating interest rates and instability in real estate markets, which may alter the prepayment rate of underlying mortgage loans and thereby affect the fair value of the securities. For additional information related to the Company’s mortgage-related securities, refer to “Financial Condition—Mortgage-Related Securities Available-for-Sale” and “Financial Condition—Mortgage-Related Securities Held-to-Maturity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the mortgage-related securities previously described, the Company’s investment policy authorizes investment in various other types of securities, including U.S. Treasury obligations, federal agency obligations, state and municipal obligations, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, federal funds, commercial paper, mutual funds, and, subject to certain limits, corporate debt and equity securities.

The objectives of the Company’s investment policy are to meet the liquidity requirements of the Company and to generate a favorable return on investments without compromising objectives related to overall exposure to risk, including interest rate risk, credit risk, and investment portfolio concentrations. In addition, the Company pledges eligible securities as collateral for certain deposit liabilities, FHLB of Chicago advances, and other purposes permitted or required by law.

The Company’s investment policy requires that securities be classified as trading, available-for-sale, or held-to-maturity at the date of purchase. The Company’s available-for-sale securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity rather than affecting the statement of operations. The Company’s held-to-maturity securities are carried at amortized cost. The Company has not engaged in trading activities.

The Company’s investment policy allows the use of hedging instruments such as financial futures, options, forward commitments, and interest rate swaps, but only with prior approval of the board of directors. Other than forward commitments related to its sale of residential loans in the secondary market, the Company did not have any investment hedging transactions in place at December 31, 2012. The Company’s investment policy prohibits the purchase of non-investment grade securities, although the Company may continue to hold investments that are reduced to less than investment grade after their purchase. Securities rated less than investment grade are adversely classified as substandard in accordance with federal guidelines (refer to Asset Quality—Internal Ratings and Classified Assets,” above).

Deposit Liabilities

At December 31, 2012, the Company’s deposit liabilities were $1.9 billion or 77.2% of its total liabilities and equity. The Company offers a variety of deposit accounts having a range of interest rates and terms for both retail and business customers. The Company currently offers regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and certificates of deposit. The Company also offers IRA time deposit accounts and health savings accounts. When the Company determines its deposit rates, it considers rates offered by local competitors, benchmark rates on U.S. Treasury securities, and rates on other sources of funds such as FHLB of Chicago advances. For additional information, refer to “Financial Condition—Deposit Liabilities” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. The Company’s deposits are primarily obtained from the market areas surrounding its bank offices. The Company relies primarily on competitive rates, quality service, and long-standing relationships with customers to attract and retain these deposits. The Company does not rely on a particular customer or related group of individuals, organizations, or institutions for its deposit funding. From time to time the Company has used third-party brokers and a nationally-recognized reciprocal deposit gathering network to obtain wholesale deposits. As of December 31, 2012, the Company did not have any brokered deposits outstanding and had less than $500,000 in reciprocal deposits outstanding.

Borrowings

At December 31, 2012, the Company’s borrowed funds were $210.8 million or 8.7% of its total liabilities and equity. The Company borrows funds to finance its lending, investing, operating, and, when active, stock repurchase activities. Substantially all of its borrowings take the form of advances from the FHLB of Chicago and are on terms and conditions generally available to member institutions. The Company’s FHLB of Chicago borrowings typically carry fixed rates of interest, have stated maturities, and are generally subject to significant prepayment penalties if repaid prior to their stated maturity. The Company has pledged one- to four-family mortgage loans and certain multi-family mortgage loans and available-for-sale securities as blanket collateral for current and future advances. For additional information regarding the Company’s outstanding advances from the FHLB of Chicago as of December 31, 2012, refer to “Financial Condition—Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Shareholders’ Equity

At December 31, 2012, the Company’s shareholders’ equity was $271.9 million or 11.24% of its total liabilities and equity. The Company is not currently required to maintain minimum regulatory capital at the holding company level. However, refer to “Regulation and Supervision—Regulation of the Company,” below, for additional information related to regulatory capital requirements for the Company.

Although the Company is not currently required to maintain minimum regulatory capital, the Bank is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the OCC and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2012, the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional discussion relating to regulatory capital standards refer to “Regulation and Supervision of the Bank—Regulatory Capital Requirements” and “—Prompt Corrective Action,” below. For additional information related to the Company’s equity and the Bank’s regulatory capital for the periods covered by this report, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

The Company has paid quarterly cash dividends since its initial stock offering in 2000. The payment of dividends is discretionary with the Company’s board of directors and depends on the Company’s operating results, financial condition, compliance with regulatory capital requirements, and other considerations. In addition, the Company’s ability to pay dividends is highly dependent on the Bank’s ability to pay dividends to the Company. As such, there can be no assurance that the Company will be able to continue the payment of dividends or that the level of dividends will not be reduced in the future. For additional information, refer to “Regulation and Supervision of the Bank—Dividend and Other Capital Distribution Limitations,” below.

From time to time, the Company has repurchased shares of its common stock, and such repurchases have had the effect of reducing the Company’s capital. However, as with the payment of dividends above, the repurchase of common stock is discretionary with the Company’s board of directors and depends on a variety of factors, including market conditions for the Company’s stock, the financial condition of the Company and the Bank, compliance with regulatory capital requirements, and other considerations. The Company does not have a current stock repurchase program. As a result of these considerations, there can be no assurances as to if or when the Company will be able to resume repurchases of its common stock.

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

MC Development LTD (“MC Development”), a wholly-owned subsidiary of the Bank, is involved in land development and sales. It owns five parcels of developed land totaling 15 acres in Brown Deer, Wisconsin. In addition, in 2004, MC Development established Arrowood Development LLC with an independent third party to develop approximately 300 acres for residential purposes in Oconomowoc, Wisconsin. In the initial transaction, the third party purchased approximately one-half interest in that land, all of which previously had been owned by MC Development.

In addition, the Bank has four wholly-owned subsidiaries that are inactive, but are reserved for possible future use in related or other areas.

Employees

At December 31, 2012, the Company employed 639 full time and 81 part time associates. Management considers its relations with its associates to be good.

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

Termination of Memoranda of Understanding

In May 2011 the Company and the Bank agreed to address certain items identified by the Office of Thrift Supervision (“OTS”), their former regulator, during a regular examination by each entering into a separate Memorandum of Understanding (“MOU”) with the OTS. An MOU is an agreement between the regulator and a financial institution which requires the institution to exercise reasonable good faith efforts to comply with the requirements of the MOU. In addition to other requirements, under their respective MOUs the Company and the Bank were required to obtain the prior written non-objection or approval of federal regulators prior to declaring or paying cash dividends and, in the case of the Company, prior to repurchasing common shares, or incurring, issuing, increasing, modifying or redeeming any debt or lines of credit. However, as a result of the Company’s and Bank’s compliance with the requirements of the MOUs, as well as their improved financial condition and operating results, the FRB and OCC recently terminated the MOUs with the Company and Bank, respectively.

Financial Services Industry Legislation and Related Actions

In response to instability in the U.S. financial system, lawmakers and federal banking agencies have taken various actions intended to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.

Dodd-Frank Act In 2010 Congress enacted the Dodd-Frank Act, which significantly changed the U.S. financial institution regulatory structure, as well as the lending, investment, trading, and operating activities of financial institutions and their holding companies. In 2011 the Dodd-Frank Act eliminated the OTS and transferred all of its functions and authority relating to federal thrifts, such as the Bank, to the OCC. In addition, the FRB acquired supervisory and rule-making authority over all savings and loan holding companies, such as the Company. The Dodd-Frank Act also requires the FRB to apply to savings and loan holding companies the current consolidated leverage and risk-based capital standards that insured depository institutions must follow, which will include capital requirements for the Company effective in July 2015 (refer to “Regulation and Supervision—Regulation of the Company,” below, for additional information related to regulatory capital requirements for the Company). Further, the Dodd-Frank Act has imposed new disclosure and governance requirements on publicly-held companies, such as the Company.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as the Bank. However, institutions with $10 billion or less in assets, such as the Bank, will be examined for CFPB compliance by their applicable bank regulators, rather than the CFPB itself.

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

Many of the provisions of the Dodd-Frank Act are subject to future rule-making procedures and studies, and the full effects of the Dodd-Frank Act on the Company and/or the Bank cannot yet be determined. The OCC is continuing a complete review of former OTS regulations that it now administers, with a goal of achieving consistency with the OCC's regulations for national banks and has already updated certain regulations and pronouncements. These provisions and reviews, or any other regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of the Company's or the Bank's business activities or change certain of their business practices, including the Bank’s ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially affect the Company's and the Bank's business, financial condition, and results of operations.

Regulation and Supervision of the Bank

General As a federally-chartered, FDIC-insured savings bank, the Bank is subject to extensive regulation by the OCC, as well as the regulations of the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the FDIC and depositors rather than the shareholders of the Company. This regulatory structure gives authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.

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

The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2012, the Bank exceeded all regulatory minimum requirements, as well as those required to be classified as a “well capitalized” institution. For additional information related to the Bank’s regulatory capital for the periods covered by this report, refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

Prompt Corrective Action The FDIC has established a system of prompt corrective action to resolve the problems of undercapitalized insured institutions and has a broad range of grounds under which it may appoint a receiver or conservator for an insured depository institution, particularly when an institution fails to meet adequate capitalization requirements. The OCC has adopted the FDIC’s regulations governing the supervisory actions that may be taken against undercapitalized institutions, the severity of which increases as a bank’s capital decreases with the three undercapitalized categories defined in the regulations. These regulations establish and define five capital categories, in the absence of a specific capital directive, as follows:

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

Proposed Regulatory Capital Requirements In 2012 the federal banking agencies issued proposed rules that would implement certain revisions to regulatory capital requirements as specified by the Basel Committee of Banking Supervision (known as Basel III). The proposed rules, if adopted, are expected to have a significant impact on the minimum regulatory requirements of regulated financial institutions such as the Bank. However, management believes the regulatory capital of the Bank will exceed the minimum requirements established in the proposed rules and that the implementation or timing of the rules will not have a significant adverse impact on the financial condition, liquidity, or operations of the Bank. It is not known at this time when the proposed rules will become effective or whether the proposed rules will be substantially modified prior to their becoming effective.

Dividend and Other Capital Distribution Limitations OCC regulations generally govern capital distributions by savings associations such as the Bank, which include cash dividends and stock repurchases. A savings association must file an application with the OCC for approval of a capital distribution if, among other things, the total amount of capital distributions for the applicable calendar year exceeds the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years.

In addition, even if an application is not required, a savings association must give the OCC notice at least 30 days before the board of directors declares a dividend or approves a capital distribution if the savings association is a subsidiary of a savings and loan holding company (as is the Bank) or the proposed distribution would negatively affect the adequacy of capital. In the case of a subsidiary, there is an exception; if the subsidiary is filing a notice for a cash dividend and neither an application (discussed above) or a notice (discussed in this paragraph) with the OCC is otherwise required, then the subsidiary need only file an informational copy of such notice with the OCC, in which case the subsidiary dividend to the holding company is also subject to the approval or non-objection of the FRB.

The OCC may disapprove a notice or application if (i) the savings association would be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition. The OCC has substantial discretion in making these decisions. The FRB may disapprove a dividend for similar reasons.

For additional discussion related to the Bank and Company’s dividends and the Company’s share repurchases refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Qualified Thrift Lender Test Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2012, and anticipates that it will maintain an appropriate level of mortgage-related investments (which must be at least 65% of portfolio assets) and will otherwise continue to meet the QTL test requirements. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business, and liquid assets not exceeding 20% of total assets. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.

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

As a member of the FHLB of Chicago, the Bank must meet certain eligibility requirements and must purchase and maintain common stock in the FHLB of Chicago in an amount equal to the greater of (i) 1% of its mortgage-related assets at the most recent calendar year end, (ii) 5% of its outstanding advances from the FHLB of Chicago, or (iii) $10,000. At December 31, 2012, the Bank owned $15.8 million in FHLB of Chicago common stock, which was approximately $5.3 million more than the Bank would otherwise be required to own under minimum guidelines established by the FHLB of Chicago. Management believes the FHLB of Chicago will repurchase this excess common stock in 2013, although there can be no assurances. During 2012, the FHLB of Chicago repurchased $30.3 million of excess common stock that had been owned by the Bank. For additional discussion related to the Bank’s investment in the common stock of the FHLB of Chicago, refer to “Item 1A. Risk Factors” and “Financial Condition—Other Assets” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Effective in April 2011 the FDIC changed the definition of a financial institution’s deposit insurance assessment base and revised the deposit insurance risk-based assessment rate schedule, among other things. Under the revised rule the assessment base changed from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated total assets minus average tangible equity and certain other adjustments. In addition, the assessment rates were established in a range of 2.5 to 45 basis points, depending on the institution’s capital category and supervisor sub-category, as previously described. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In 2008 the FDIC created the Transaction Account Guarantee Program (“TAGP”), which provided participating banks with full deposit insurance coverage for non-interest-bearing transaction deposit accounts, regardless of dollar amount through December 31, 2012 (as subsequently extended). As of January 1, 2013, however, FDIC-insured financial institutions’ non-interest-bearing transaction deposit accounts are no longer fully-insured under this program. This development is not expected to have a material impact on the Bank or the deposit insurance premiums paid by the Bank.

Transactions With Affiliates Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. An affiliate is any company or entity that controls, is controlled by or is under common control with it. Sections 23A and 23B limit the extent to which an institution or a subsidiary may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings association’s capital stock and surplus, and limit all such transactions with all affiliates to 20% of such stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, derivatives transactions, securities borrowing, and lending transactions to the extent that they result in credit exposure to an affiliate. Further, most loans by a savings association to any of its affiliates must be secured by specified collateral amounts. All such transactions must be on terms that are consistent with save and sound banking practices and must be on terms that are at least as favorable to the savings association as those that would be provided to a non-affiliate. At December 31, 2012, the Company and Bank did not have any covered transactions.

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

Uniform Real Estate Lending Standards The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or are made to finance the construction of a building or other improvements to real estate. All insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for such extensions of credit. These policies must establish loan portfolio diversification standards, prudent underwriting standards that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.

These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators. These guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of specified supervisory limits, which generally vary and provide for lower loan-to-value limits for types of collateral that are perceived as having more risk, are subject to fluctuations in valuation, or are difficult to dispose. Although there is no supervisory loan-to-value limit for owner-occupied one- to four-family and home equity loans, the guidelines provide that an institution should require credit enhancement in the form of mortgage insurance or readily marketable collateral for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination. The guidelines also clarify expectations for prudent appraisal and evaluation policies, procedures, and practices, and make other changes, in light of the Dodd-Frank Act and other recent federal statutory changes affecting appraisals.

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

Among other things, the CRA regulations contain an evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas, (ii) an investment test, to evaluate the institution’s record of making community development investments, and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires the OCC to provide a written evaluation of the Bank’s CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of the CRA rating. The Bank received a “satisfactory” overall rating in its most recent CRA examination.

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

Loans to Insiders A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a savings association to all insiders and related interests in the aggregate may not exceed the savings association’s unimpaired capital and surplus. With certain exceptions, the Bank’s loans to an executive officer (other than certain education loans and residential mortgage loans) may not exceed $100,000. Regulation O also requires that any proposed loan to an insider or a related interest be approved in advance by a majority of the Bank’s board of directors, without the vote of any interested director, if such loan, when aggregated with any existing loans to that insider and related interests, would exceed $500,000. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those for comparable transactions with other persons and must not present more than a normal risk of collectability. There is an exception for extensions of credit pursuant to a benefit or compensation plan of a savings association that is widely available to employees that does not give preference to officers, directors, and other insiders. As of December 31, 2012, total loans to insiders were $411,000 (including $138,000 which relates to residential mortgages that have been sold in the secondary market).

Regulation and Supervision of the Company

General The Company is a registered savings and loan holding company under federal law and is subject to regulation, supervision, and enforcement actions by the FRB. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to the Bank and to monitor and regulate the Company’s capital and activities such as dividends and share repurchases that can affect capital. Under long-standing FRB policy, holding companies are expected to serve as a source of strength for their depository subsidiaries, and may be called upon to commit financial resources and support to those subsidiaries. The requirement that the Company act as a source of strength for the Bank, and the future capital requirements at the Company level (refer to “Regulatory Capital Requirements,” below), may affect the Company's ability to pay dividends or make other distributions.

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

Regulatory Capital Requirements The Company is not currently required by the FRB to maintain minimum regulatory capital at the consolidated level. However, under the Dodd-Frank Act, the FRB is required to impose capital requirements on savings and loan holding companies effective in 2015. Management believes these capital requirements will be substantially the same as those currently required for bank holding companies. Management also believes the Company would have exceeded all regulatory minimum capital requirements as of December 31, 2012, had it been subject to bank holding company capital requirements as of that date.

Proposed Regulatory Capital Requirements In 2012 the federal banking agencies issued proposed regulatory capital rules under Basel III, as previously described. The proposed rules, if adopted, are expected to have a significant impact on the minimum regulatory requirements of regulated financial institutions such as the Company, to include accelerating the timing of the regulatory capital requirements for the Company at the consolidated level, as discussed in the previous paragraph. However, management believes the regulatory capital of the Company will exceed the minimum requirements established in the proposed rules and that the implementation or timing of the rules will not have a significant adverse impact on the financial condition, liquidity, or operations of the Company. It is not known at this time when the proposed rules will become effective or whether the proposed rules will be substantially modified prior to their becoming effective.

Federal Securities Laws The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act. As a publicly-traded company, the Company is also subject to legislation intended to strengthen the securities markets and public confidence in them. Because some FRB accounting and governance regulations also refer to the SEC’s regulations, the SEC rules may also affect the Bank.

Acquisition of Bank Mutual Corporation No person may acquire control of the Company without first obtaining the approval of such acquisition by the appropriate federal regulator. Currently, under the federal Change in Bank Control Act and the Savings and Loan Holding Company Act, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company must, depending on the circumstances, obtain the approval of, and/or file a notice with the FRB. Also, any person or group acting in concert seeking to acquire more than 25% of the Company’s common stock must obtain the prior approval of the FRB.

Federal and State Taxation

Federal Taxation The Company and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting. The federal income tax returns for the Company’s subsidiaries have been examined and audited or closed without audit by the Internal Revenue Service for tax years prior to 2007.

State Taxation The Company and its subsidiaries are subject to combined reporting in the state of Wisconsin. which includes the Bank’s out-of-state investment subsidiaries since 2009. For additional discussion regarding the impact of this change, refer to “Results of Operations—Income Tax Expense (Benefit)” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also, refer to “Item 1A. Risk Factors,” for additional discussion.

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

The Global Credit Market Volatility and Weak Economic Conditions May Significantly Affect the Company’s Liquidity, Financial Condition, and Results of Operations

Global financial markets continue to be unstable and unpredictable, and economic conditions have been relatively weak. Developments relating to the federal budget, federal borrowing authority, or other political issues could also negatively impact these markets, as could global developments such as the European sovereign debt crisis. Continued, and potentially increased, volatility, instability and weakness could affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. These factors could also affect the prices at which the Company could make any such sales, which could adversely affect its results of operations and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause the Company to use deposits or other funding sources for such projects.

In addition, the volatility of the markets and weakness of the economy could affect the strength of the Company’s customers or counterparties, their willingness to do business with, and/or their ability or willingness to fulfill their obligations to the Company, which could further affect the Company’s results of operations. Current conditions, including relatively high unemployment, weak corporate performance, and soft real estate markets, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing the Company’s mortgage loans, and borrowers’ ability or willingness to repay loan obligations, all of which could adversely impact the Company’s results of operations and financial condition.

The Company’s Actual Loan Losses May Exceed its Allowance for Loan Losses, Which Could Have a Material Adverse Affect on the Company’s Results of Operations

The Company has policies and procedures in place to manage its exposure to risk related to its lending operations. However, despite these practices, the Company’s loan customers may not repay their loans according to the terms of the loans and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. Economic weakness, including high unemployment rates and lower values for the collateral underlying loans, may affect borrowers’ ability or willingness to repay their loan obligations that could lead to increased loan losses or provisions. As a result, the Company may experience significant loan losses, including losses that may exceed the amounts established in the allowance for loan losses, which could have a material adverse effect on its operating results and capital.

Further Declines in Real Estate Values May Continue to Adversely Affect Collateral Values and the Company’s Results of Operations

The Company’s market areas have generally experienced lower real estate values, higher levels of residential and non-residential tenant vacancies, and weakness in the market for sale of new or existing properties, for both commercial and residential real estate. These developments could continue to negatively affect the value of the collateral securing the Company’s mortgage and related loans. That decrease in value could in turn lead to increased losses on loans in the event of foreclosures. Increased losses would affect the Company’s loan loss allowance and may cause it to increase its provision for loan losses resulting in a charge to earnings and capital.

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

The Bank’s Ability to Pay Dividends to the Company Is Subject to Current and Potential Future Limitations That May Affect the Company’s Ability to Pay Dividends to Its Shareholders and Repurchase Its Stock

The Company is a separate legal entity from the Bank and engages in no substantial activities other than its ownership of the common stock of the Bank. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The availability of dividends from the Bank to the Company is limited by various statutes and regulations, including those of the OCC and FRB; as a result, it is possible, depending on the results of operations and the financial condition of the Bank and other factors, that the OCC and/or the FRB could restrict the payment by the Bank of dividends or other capital distributions or take other actions which could negatively affect the Bank's results and dividend capacity. The federal regulators have become increasingly stringent in their interpretation, application and enforcement of banks' capital requirements, which could affect the regulators’ willingness to allow Bank dividends to the Company. If the Bank is required to reduce its dividends to the Company, or is unable to pay dividends at all, or the FRB separately does not allow the Company to pay dividends, the Company may not be able to pay dividends to its shareholders at existing levels or at all and/or may not be able to repurchase its common stock.

Future Events May Result in a Valuation Allowance Against the Company’s Deferred Tax Asset Which May have a Significant Effect On the Company’s Results of Operations and Financial Condition

As of December 31, 2012, the Company’s net deferred tax asset was $34.2 million. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required to be recorded against the Company’s net deferred tax asset as of December 31, 2012. This determination required significant management judgment based on positive and negative considerations. Such considerations included the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings excluding one-time charges (such as the FHLB prepayment penalty in 2010 and the goodwill impairment in 2011), expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. Future events or circumstances could result in conditions that differ significantly from management’s current assessment of these positive and negative considerations, particularly as such relate to the Company’s future earnings. Changes in these considerations could result in a significant valuation allowance being recorded against the Company’s net deferred tax asset, which could have a significant effect on the Company’s future results of operations and financial condition.

Recent and Future Legislation and Rulemaking in Response to Market and Economic Conditions May Significantly Affect the Company’s Results of Operations and Financial Condition

Instability, volatility, and failures in the credit and financial institutions markets in recent years have led regulators and legislators to consider and/or adopt proposals that will significantly affect financial institutions and their holding companies, including the Company. Legislation such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Dodd-Frank Act of 2010, as well as programs such as the Troubled Assets Relief Program, were adopted. In addition, in 2012 the federal banking agencies issued proposed rules to implement certain revisions to regulatory capital requirements as specified by Basel III. Although designed to address capital and liquidity issues in the banking system, there can be no assurance as to the ultimate impact of these actions on financial markets, which could have a material, adverse effect on the Company’s business, financial condition, results of operations, access to credit or the value of the Company’s securities. Further legislative and regulatory proposals to reform the U.S. financial system would also affect the Company and the Bank.

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

The Interest Rate Environment May Have an Adverse Impact on the Company’s Net Interest Income

Volatile interest rate environments make it difficult for the Company to coordinate the timing and amount of changes in the rates of interest it pays on deposits and borrowings with the rates of interest it earns on loans and securities. In addition, volatile interest rate environments cause corresponding volatility in the demand by individuals and businesses for the loan and deposit products offered by the Company. These factors have a direct impact on the Company’s net interest income, and consequently, its net income. Future interest rates could continue to be volatile and management is unable to predict the impact such volatility would have on the net interest income and profits of the Company.

Changes in Market Interest Rates or Other Conditions May Have an Adverse Impact on the Fair Value of the Company’s Available-for-Sale Securities, Shareholders’ Equity, and Profits

GAAP requires the Company to carry its available-for-sale securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are included as a component of shareholders’ equity. When market rates of interest increase, the fair value of the Company’s securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and shareholders’ equity correspondingly increases. However, due to significant disruptions in global financial markets, such as those which occurred in 2008, this usual relationship can be disrupted. Despite a generally declining interest rate environment since that time, certain of the Company’s available-for-sale securities (specifically, its private-label CMOs) from time-to-time have experienced fair values substantially less than amortized cost. Management expects continued volatility in the fair value of its private-label CMOs and is not able to predict when or if the fair value of such securities will fully recover.

Wisconsin Tax Developments Could Reduce the Company’s Net Income

Like many Wisconsin financial institutions, the Company has established non-Wisconsin subsidiaries that hold and manage investment assets and loans, the income from which had not previously been subject to Wisconsin tax prior to 2009. Under a Wisconsin Department of Revenue (the “Department”) audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries, the Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin. In 2010 the Department’s auditor issued a Notice of Proposed Audit Report to the Bank which proposes to tax all of the income of the Bank’s out-of-state investment subsidiaries for all periods that are still open under the statute of limitations, which includes tax years back to 1997. This is a preliminary determination made by the auditor and does not represent a formal assessment. The Bank’s outside legal counsel has met with representatives of the Department to discuss, and object to, the auditor’s proposed adjustments. The Department has requested further information to support the Company’s position, which the Company has provided. The Company is awaiting a further response from the Department.

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

Developments in the Marketplace, Such as Alternatives to Traditional Financial Institutions, or Adverse Publicity Could Affect the Company's Ongoing Business

Changes in the marketplace are allowing consumers to use alternative means to complete financial transactions that previously had been conducted through banks. For example, consumers can increasingly maintain funds in accounts other than bank deposits or through on-line alternatives, or complete payment transactions without the assistance of banks. Continuation or acceleration of these trends, including newly developing means of communications and technology, could cause consumers to utilize fewer of the Company's services, which could have a material adverse affect on its results.

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

Future FDIC Increases in Deposit Insurance Premiums Could Increase the Company’s Expenses

In 2009 the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance and imposed a special assessment. These measures were partly in response to the high level of bank failures which has caused an increase in FDIC resolution costs and a reduction in the deposit insurance fund. Effective in April 2011 the FDIC issued a new rule that changed the assessment base and risk-based assessment rates of all insured financial institutions. Although this latest development benefited the Company by lowering the total dollar amount of its FDIC deposit insurance premiums, future changes in the assessment base and/or rates, if any, may have an adverse affect on the earnings of the Company.

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

The Company Depends on Certain Key Personnel and the Company’s Business Could Be Harmed by the Loss of Their Services or the Inability to Attract Other Qualified Personnel

The Company’s success depends in large part on the continued service and availability of its management team, and on its ability to attract, retain and motivate qualified personnel. The management team has been augmented to attempt to increase the Company's penetration into the commercial lending market. The Company may need to attract further talent in the future. The competition for these individuals can be significant, and the loss of key personnel could harm the Company’s business. The Company cannot provide assurances that it will be able to retain existing key personnel or attract additional qualified personnel.

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

The Cost to Provide Employee Healthcare Insurance and/or Benefits Could Increase in the Future

The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States. It is possible that ACA the will negatively affect the Company’s cost of providing health insurance and/or benefits, and may also impact various other aspects of the Company’s business. While the ACA did not have a material impact on the Company in 2012, 2011 or 2010, the Company is continuing to assess the possible future impact of the ACA on its health care benefit costs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company and its subsidiaries conduct their business through an executive office and 76 banking offices, which had an aggregate net book value of $48.1 million as of December 31, 2012, excluding furniture, fixtures, and equipment. As of December 31, 2012, the Company owned the building and land for 69 of its property locations and leased the space for eight.

The Company also owns 15 acres of developed land in a suburb of Milwaukee, Wisconsin, through its MC Development subsidiary, as well as approximately 300 acres of undeveloped land in another community located near Milwaukee through MC Development’s 50% ownership in Arrowood Development LLC. The net book value of these parcels of land was $5.4 million at December 31, 2012.

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

As of February 28, 2013, there were 46,420,084 shares of common stock outstanding and approximately 8,800 shareholders of record.

The Company paid a total cash dividend of $0.05 per share in 2012. A cash dividend of $0.02 per share was paid on March 1, 2013, to shareholders of record on February 15, 2013. For additional discussion relating to the Company’s dividends, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results, financial condition, and other considerations. Interest on deposits will be paid prior to payment of dividends on the Company’s common stock. Refer also to “Item 1. Business—Regulation and Supervision” for information relating to regulatory limitations on the Company’s payment of dividends to shareholders, as well as the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company.

The high and low trading prices of the Company’s common stock from January 1, 2011, through December 31, 2012, by quarter, and the dividends paid in each quarter, were as follows:

	2012 Stock Prices		2011 Stock Prices		Cash Dividends Paid
	High	Low	High	Low	2012	2011
1st Quarter	$4.45	$3.15	$5.08	$3.81	$0.01	$0.03
2nd Quarter	4.41	3.43	4.28	3.54	0.01	0.01
3rd Quarter	4.69	3.95	3.91	2.57	0.01	0.01
4th Quarter	4.64	4.03	3.68	2.43	0.02	0.01
				Total	$0.05	$0.06

From January 1, 2013, to February 28, 2013, the trading price of the Company's common stock ranged between $4.43 to $5.88 per share, and closed this period at $5.72 per share.

The Company did not repurchase any of its common stock during 2012 and the Company’s board of directors has not authorized a new stock repurchase program. For additional discussion relating to the Company’s repurchase of its common stock, refer to “Item 1. Business—Shareholders’ Equity” and “Item 1. Business—Regulation and Supervision.”

Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index (“NASDAQ Composite Index”) and the NASDAQ Stock Market Bank Index. The graph assumes that $100 was invested on December 31, 2007, in Company common stock and each of those indices.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Bank Mutual Corporation	100.00	112.94	70.63	50.37	34.04	46.61
NASDAQ Composite Index	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Bank Index	100.00	72.91	60.66	72.13	64.51	77.18

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

	At December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands, except number of shares and per share amounts)
Selected financial condition data:
Total assets	$2,418,264	$2,498,484	$2,591,818	$3,512,064	$3,489,689
Loans receivable, net	1,402,246	1,319,636	1,323,569	1,506,056	1,829,053
Loans held-for-sale	10,739	19,192	37,819	13,534	19,030
Investment securities available-for-sale	–	–	228,023	614,104	419,138
Mortgage-related securities available-for-sale	550,185	781,770	435,234	866,848	850,867
Mortgage-related securities held-to-maturity	157,558	–	–	–	–
Foreclosed properties and repossessed assets	13,961	24,724	19,293	17,689	4,768
Goodwill	–	–	52,570	52,570	52,570
Mortgage servicing rights, net	6,821	7,401	7,769	6,899	3,703
Deposit liabilities	1,867,899	2,021,663	2,078,310	2,137,508	2,128,277
Borrowings	210,786	153,091	149,934	906,979	907,971
Shareholders' equity	271,853	265,771	312,953	402,477	399,611
Tangible shareholders' equity (1)	271,853	265,771	260,383	349,907	347,041
Number of shares outstanding, net of treasury stock	46,326,484	46,228,984	45,769,443	46,165,635	47,686,759
Book value per share	$5.87	$5.75	$6.84	$8.72	$8.38
Tangible shareholders’ equity per share (1)	$5.87	$5.75	$5.69	$7.58	$7.28

	For the Year Ended December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Selected operating data:
Total interest income	$83,022	$89,345	$112,569	$151,814	$177,556
Total interest expense	21,641	26,756	66,276	83,784	104,191
Net interest income	61,381	62,589	46,293	68,030	73,365
Provision for loan losses	4,545	6,710	49,619	12,413	1,447
Total non-interest income	29,259	23,158	40,603	31,681	17,881
Total non-interest expense (2)	76,057	124,900	159,825	68,155	63,550
Income (loss) before income taxes	10,038	(45,863)	(122,548)	19,143	26,250
Income tax expense (benefit)	3,336	1,752	(49,909)	5,418	9,094
Net income (loss) before non-controlling interest	6,702	(47,615)	(72,639)	13,725	17,155
Net loss (income) attributable to non-controlling interest	52	50	(1)	–	1
Net income (loss)	$6,754	$(47,565)	$(72,640)	$13,725	$17,156
Earnings (loss) per share-basic	$0.15	$(1.03)	$(1.59)	$0.29	$0.36
Earnings (loss) per share-diluted	$0.15	$(1.03)	$(1.59)	$0.29	$0.35
Cash dividends paid per share	$0.05	$0.06	$0.20	$0.34	$0.36

(1)	This is a non-GAAP measure. Tangible shareholders’ equity is total shareholders’ equity minus goodwill.
(2)	Total non-interest expense in 2011 includes a goodwill impairment of $52.6 million and in 2010 includes $89.3 million in loss on early repayment of FHLB borrowings.
30

	At or For the Year Ended December 31
	2012	2011	2010	2009	2008
Selected financial ratios:
Net interest margin (3)	2.67%	2.76%	1.47%	2.09%	2.21%
Net interest rate spread	2.57	2.64	1.26	1.82	1.85
Return on average assets	0.27	(1.87)	(2.12)	0.39	0.48
Return on average shareholders' equity	2.50	(16.37)	(18.47)	3.40	4.15
Efficiency ratio (4)	84.04	85.07	99.36	73.32	68.77
Non-interest expense as a percent of adjusted average assets (5)	3.03	2.84	2.06	1.95	1.80
Shareholders' equity to total assets	11.24	10.64	12.07	11.39	11.45
Tangible shareholders' equity to adjusted total assets (6)	11.24	10.64	10.25	10.09	10.07

Selected asset quality ratios:
Non-performing loans to loans receivable, net	1.84%	5.69%	9.29%	2.83%	1.81%
Non-performing assets to total assets	1.64	4.00	5.49	1.72	1.08
Allowance for loan losses to non-performing loans	83.64	37.17	39.03	39.99	36.89
Allowance for loan losses to total loans receivable, net	1.54	2.12	3.63	1.13	0.67
Charge-offs to average loans	0.78	1.96	1.26	0.45	0.05

(3)	Net interest margin is calculated by dividing net interest income by average earnings assets.
(4)	Efficiency ratio is calculated by dividing non-interest expense (excluding goodwill impairment and loss on early repayment of FHLB borrowings) by the sum of net interest income and non-interest income (excluding gains and losses on investments).
(5)	The ratio in 2011 excludes the impact of the goodwill impairment and in 2010 excludes the impact of the prepayment penalty on the early repayment of FHLB borrowings.
(6)	This is a non-GAAP measure. The ratio is calculated by dividing total shareholders’ equity less intangible assets (net of deferred taxes) divided by total assets less intangible assets (net). Intangible assets consist of goodwill and other intangible assets. Deferred taxes have been established only on other intangible assets and are immaterial in amount.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” as well as “Item 1. Business” and “Item 1A. Risk Factors.”

Results of Operations

Overview The Company’s net income (loss) for the years ended December 31, 2012, 2011, and 2010, was $6.8 million, $(47.6) million, and $(72.6) million, respectively. Diluted earnings (loss) per share during these periods were $0.15, $(1.03), and $(1.59), respectively.

The Company’s net income in 2012 was impacted by the following favorable developments compared to 2011:

•	a one-time $52.6 million loss in 2011 on the impairment of goodwill;

•	a $7.2 million or 121% increase in gain on loan sales activities; and

•	a $2.2 million or 32.3% decrease in provision for loan losses.

These favorable developments were partially offset by the following unfavorable developments in 2012 compared to 2011:

•	a $3.5 million or 8.9% increase in compensation-related costs;

•	a $1.5 million unfavorable change in net loan-related fees and servicing revenue;

•	a $1.2 million or 1.9% decrease in net interest income; and

•	a $1.6 million or 90.4% increase in income tax expense.

The Company’s net loss in 2011 was impacted by the following unfavorable developments compared to 2010:

•	a one-time $52.6 million loss in 2011 on the impairment of goodwill;

•	a $14.9 million or 93.0% decrease in gain on investments;

•	a $2.8 million or 7.9% increase in compensation-related expenses;

•	a $2.6 million or 30.4% decrease in gain on loan sales activities; and

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

The following paragraphs discuss these developments in greater detail, as well as other changes in the components of net income (loss) during the years ended December 31, 2012, 2011, and 2010.

Net Interest Income Net interest income declined by $1.2 million or 1.9% during the year ended December 31, 2012, compared to 2011. This decline was primarily attributable to a decrease in the Company’s net interest margin, which was 2.67% in 2012 compared to 2.76% in 2011. This decline was primarily the result of a lower interest rate environment in 2012, which reduced the return on the Company’s earning assets more than the cost of its funding sources. Contributing to the reduction in the cost of the Company’s funding sources in 2012 was its repayment of $100.0 million in high-cost borrowings from the FHLB of Chicago that matured during the period.

The impact of a lower net interest margin in 2012 was partially offset by the favorable impact of higher average earning assets during the year. In 2012 the Company purchased $158.9 million in held-to-maturity securities that were funded by term borrowings from the FHLB of Chicago (for additional discussion refer to “Financial Condition—Mortgage-Related Securities Held-to-Maturity”). In addition, during 2012 average total loans increased by $21.9 million or 1.6% compared to 2011.

Net interest income increased by $16.3 million or 35.2% during the year ended December 31, 2011, compared to 2010. This increase was primarily attributable to an improvement in the Company’s net interest margin, which increased to 2.76% in 2011 from 1.47% in 2010. This improvement was primarily the result of the Company’s early repayment of $756.0 million in high-cost borrowings from the FHLB of Chicago in December 2010, as described below. The repayment resulted in a significant decline in the average cost of interest-bearing liabilities in 2011 compared to 2010. Also contributing to the improvement in the Company’s net interest margin in 2011 was a decline in its average cost of deposits. The Company’s average cost of deposits declined by 40 basis points in 2011 compared to 2010. Also contributing to the improvement in the net interest margin in 2011 was a 38 basis point improvement in the yield on interest-earning assets compared to the previous year. This improvement was caused by a favorable change in the mix of earning assets from lower-yielding assets, such as overnight investments and short-term securities, to higher-yielding assets, such as loans receivable. Partially offsetting the favorable impact of this improved asset mix was a decrease in the average yield on loans receivable and available-for-sale securities in 2011 compared to 2010. These decreases were caused by a declining interest rate environment that resulted in lower yields on these assets in 2011. In addition, the Company sold a substantial number of higher-yielding securities in 2010 at gains, as noted below, which reduced the overall yield on its securities portfolio in 2011 compared to 2010.

In December 2010 the Company repaid $756.0 million in fixed-rate borrowings from the FHLB of Chicago prior to the stated maturities of the borrowings. As a result of this prepayment, the Company recognized a one-time charge of $89.3 million in 2010. At the time, the borrowings had an average remaining maturity of six years and a weighted-average interest cost of 4.17%. The Company considered it prudent to repay these borrowings prior to their stated maturities due to the lack of acceptable investment or lending alternatives that could provide sufficient yield to justify the high cost of the borrowings.

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

	Year Ended December 31
	2012				2011				2010
			Interest	Avg.			Interest	Avg.			Interest	Avg.
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable, net (1)	$1,389,313		$65,478	4.71%	$1,367,450		$69,936	5.11%	$1,478,433		$79,266	5.36%
Mortgage-related securities	792,989		17,309	2.18	656,343		16,374	2.49	589,070		17,445	2.96
Investment securities (2)	25,443		73	0.29	156,793		2,877	1.83	840,424		15,428	1.84
Interest-earning deposits	91,801		162	0.18	84,505		158	0.19	250,909		430	0.17
Total interest-earning assets	2,299,546		83,022	3.61	2,265,091		89,345	3.94	3,158,836		112,569	3.56
Non-interest-earning assets	210,599				278,872				266,270
Total average assets	$2,510,145				$2,543,963				$3,425,106

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$217,255		63	0.03	$212,644		78	0.04	$208,544		104	0.05
Money market accounts	434,549		716	0.16	405,033		1,696	0.42	347,906		2,075	0.60
Interest-bearing demand accounts	219,038		51	0.02	199,909		85	0.04	200,292		107	0.05
Certificates of deposit	954,047		13,825	1.45	1,069,708		17,709	1.66	1,234,411		26,320	2.13
Total deposit liabilities	1,824,889		14,655	0.80	1,887,294		19,568	1.04	1,991,153		28,606	1.44
Advance payment by borrowers for taxes and insurance	21,141		2	0.01	19,551		5	0.03	19,606		6	0.03
Borrowings	227,573		6,984	3.07	156,521		7,183	4.59	871,212		37,664	4.32
Total interest-bearing liabilities	2,073,603		21,641	1.04	2,063,366		26,756	1.30	2,881,971		66,276	2.30

Non-interest-bearing liabilities:
Non-interest-bearing deposits	130,734				110,784				96,370
Other non-interest-bearing liabilities	35,208				79,314				53,506
Total non-interest-bearing liabilities	165,942				190,098				149,876
Total liabilities	2,239,545				2,253,464				3,031,847
Total equity	270,600				290,499				393,259
Total average liabilities and equity	$2,510,145				$2,543,963				$3,425,106
Net interest income and net interest rate spread			$61,381	2.57%			$62,589	2.64%			$46,293	1.26%
Net interest margin				2.67%				2.76%				1.47%
Average interest-earning assets to interest-bearing liabilities	1.11	x			1.10	x			1.10	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.
(2)	FHLB of Chicago stock is included in investment securities.

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

	Year Ended December 31, 2012,
	Compared to Year Ended December 31, 2011
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,084	$(5,542)	$(4,458)
Mortgage-related securities	3,129	(2,194)	935
Investment securities	(1,395)	(1,409)	(2,804)
Interest-earning deposits	13	(9)	4
Total interest-earning assets	2,831	(9,154)	(6,323)
Interest-bearing liabilities:
Savings deposits	6	(21)	(15)
Money market deposits	116	(1,096)	(980)
Interest-bearing demand deposits	7	(41)	(34)
Certificates of deposit	(1,808)	(2,076)	(3,884)
Advance payment by borrowers for taxes and insurance	–	(3)	(3)
Borrowings	2,637	(2,836)	(199)
Total interest-bearing liabilities	958	(6,073)	(5,115)
Net change in net interest income	$1,873	$(3,081)	$(1,208)

	Year Ended December 31, 2011,
	Compared to Year Ended December 31, 2010
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,740)	$(3,590)	$(9,330)
Mortgage-related securities	1,882	(2,953)	(1,071)
Investment securities	(12,511)	(40)	(12,551)
Interest-earning deposits	(311)	39	(272)
Total interest-earning assets	(16,680)	(6,544)	(23,224)
Interest-bearing liabilities:
Savings deposits	(5)	(21)	(26)
Money market deposits	307	(686)	(379)
Interest-bearing demand deposits	–	(22)	(22)
Certificates of deposit	(3,216)	(5,395)	(8,611)
Advance payment by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	(32,668)	2,187	(30,481)
Total interest-bearing liabilities	(35,582)	(3,938)	(39,520)
Net change in net interest income	$18,902	$(2,606)	$16,296

Provision for Loan Losses The Company’s provision for loan losses was $4.5 million, $6.7 million, and $49.6 million during the years ended December 31, 2012, 2011, and 2010, respectively. In 2012 the Company recorded loss provisions of $6.3 million against a number of multi-family, commercial real estate, and business loan relationships, as well as residential and consumer loans. The losses on these loans were based on updated independent appraisals and/or internal management evaluations of the collateral that secures the loan, as well as management’s knowledge of current market conditions. This development was partially offset by $1.8 million in loss recaptures related to certain non-performing loans that paid off during the period and to recoveries related to previously charged-off loans.

In 2011 the Company recorded $11.8 million in loss provisions against a number of larger multi-family, commercial real estate, and business loan relationships, as well as certain smaller residential and consumer loans. The losses on these loans were based on updated independent appraisals and/or internal management evaluations of the collateral that secures the loan, as well as management’s knowledge of current market conditions. In addition, during 2011 the Company recorded approximately $2.4 million in additional loss provisions that reflected management’s general concerns at the time related to continued economic weakness, elevated levels of unemployment, depressed real estate values, and the internal downgrades of certain loans. These developments were partially offset by $7.5 million in loss recaptures on loans that were paid-off during the period, were upgraded to performing status, or improved in performance and/or prospects.

In 2010 the Company noted increased vacancy rates, declining rents, and/or delays in unit sales for many of the properties that secure Company’s loans. In many instances, management’s observations included loans that borrowers and/or loan guarantors had managed to keep current despite underlying difficulties with the collateral properties. In view of those developments and their expected continuation, as well an increasingly strict regulatory environment, management concluded in 2010 that the probability of a number of its loans being collateral dependent had increased, which resulted in a significant increase in provision for loan losses. In 2010 the Company recorded $31.0 million in loss provisions against 34 larger loan relationships aggregating $91.6 million. These loans were secured by commercial real estate, multi-family real estate, undeveloped land, and, in the case of a few commercial business loans, certain other non-real estate assets. During 2010 the Company also recorded $10.0 million in loss provisions on a large number of smaller commercial real estate, multi-family real estate, and commercial business loan relationships, as well as $1.3 million in loss provisions on one- to four-family loans and consumer loans. In general, these losses were based on updated independent appraisals that were received during 2010, but in some cases were based on management judgment. Finally, during 2010 the Company recorded $7.3 million in additional loss provisions that reflected management’s general concerns at the time related to declines in commercial real estate values, weak economic conditions, and high levels of unemployment.

The Company’s provision for loan losses was substantially lower in 2012 and 2011 than it was in 2010. This trend is directionally consistent with declines in the Company’s non-performing loans and classified loans, as described in “Financial Condition—Asset Quality,” below, and is consistent with general trends in the banking industry. It should be noted, however, that the Company’s loan portfolio continues to be impacted by slow economic growth, persistent unemployment, and low real estate values. These conditions are particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land. As such, there can be no assurances that non-performing loans and/or classified loans will continue to trend lower in future periods or that the Company’s provision for loan losses will not vary considerably in future periods. Refer to “Item 1. Business—Asset Quality,” above, for additional discussion related to the Company’s policies and procedures related to its provision for loan losses, allowance for loan losses, and asset quality.

Non-Interest Income Total non-interest income for the years ended December 31, 2012, 2011, and 2010, was $29.3 million, $23.2 million, and $40.6 million, respectively. The following paragraphs discuss the principal components of non-interest income and primary reasons for their changes from 2011 to 2012, as well as 2010 to 2011.

Service charges on deposits were $6.9 million, $6.4 million, and $6.1 million in 2012, 2011, and 2010, respectively. Management attributes the improvements in 2012 and 2011 to an increase in the Company’s average checking accounts, which increased by $39.1 million or 11.8% in 2012 compared to 2011 and $14.0 million or 4.7% in 2011 compared to 2010. In addition, enhancements in recent periods to the Company’s commercial deposit products and services generated increased fee revenue in these years, particularly related to treasury management services.

Brokerage and insurance commissions were $3.0 million, $2.8 million, and $3.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. Commission revenue in 2012 benefited from a lower interest rate environment that encouraged customers to purchase tax-deferred annuities due to higher returns compared to deposit-related products. Commission revenue in 2010 benefited from favorable trends in equity markets in the first half of that year, which resulted in increased revenue from sales of mutual funds and other equity investments relative to 2012 and 2011.

Net loan-related fees and servicing revenue was a loss of $1.9 million and $402,000 in 2012 and 2011, respectively, and income of $103,000 in 2010. The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Gross servicing fees	$2,826	$2,718	$2,584
MSR amortization	(3,904)	(2,747)	(3,277)
MSR valuation (loss) recovery	(1,528)	(862)	281
Loan servicing revenue, net	(2,606)	(891)	(412)
Other loan fee income	695	489	515
Loan-related fees and servicing revenue, net	$(1,911)	$(402)	$103

Gross servicing fees increased in 2012 and 2011 due to an increase in the amount of loans the Company services for third-party investors. During 2012, 2011, and 2010, the Company serviced an average of $1.13 billion, $1.09 billion, and $1.03 billion, respectively, in loans for third-party investors. Loans serviced for third-party investors have increased the past two years due to increased sales of loans by the Company in the secondary market, as described below. The Company typically retains the servicing on these loans. Related amortization of MSRs was higher in the 2012 and 2010 periods due to generally lower market interest rates for one- to four-family mortgage loans in those periods, which resulted in increased loan prepayments and faster amortization of the MSRs in such years.

Loan-related fees and servicing revenue is also impacted by changes in the valuation allowance that is established against MSRs. The change in this allowance is recorded as a recovery or charge, as the case may be, in the period in which the change occurs. In 2012 the valuation allowance increased by $1.5 million due principally to a decline in market interest rates, which resulted in increased loan prepayment expectations. The valuation allowance increased by $862,000 in 2011 due to a decline in market interest rates during the last few months of that year.

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

Net gains on loan sales activities were $13.2 million, $6.0 million, and $8.6 million during the years ended December 31, 2012, 2011, and 2010, respectively. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. During 2012, 2011, and 2010 sales of one- to four-family mortgage loans were $454.6 million, $292.7 million, and $409.4 million, respectively. Loan sales were elevated in the 2012 and 2010 periods as a result of generally lower market interest rates for one- to four-family mortgage loans in those periods, which encouraged a larger number of borrowers to refinance higher-rate loans into lower-rate loans during those years. Also contributing to the increase in gains on sales of loans in 2012 was an increase in the Company’s average gross profit margin on the sales of loans. In 2012 the average gross profit margin was 2.91% compared to 2.04% and 2.09% in 2011 and 2010, respectively. Management attributed this improvement to the burden that increased consumer demand has placed on the loan production capacity of the mortgage banking industry as a whole, which has caused gross profit margins to increase.

Market interest rates for one- to four-family mortgage loans have increased modestly in recent weeks and the pace of the Company’s loan originations and sales has diminished compared to 2012. In addition, the Company has experienced a decline in its gross profit margin on individual loan sales in recent months as production capacity within the mortgage banking industry has become less constrained. Absent a further decline in market interest rates for one- to four-family mortgage in 2013, management believes the Company’s gains on sales of loans will be substantially lower in 2013 than they were in 2012. However, management believes the impact of lower gains on sales will be partially offset by continued recovery of previously established MSR valuation allowances, as previously noted, as well as lower MSR amortization. However, there can be no assurances.

Net gain on sales of investments in 2012, 2011, and 2010 was $543,000, $1.1 million, and $16.0 million, respectively. In 2012 the Company sold $20.4 million in mortgage-related securities to provide additional liquidity to fund the repayment of $100.0 million in borrowings from the FHLB of Chicago that matured in third quarter of the year. In 2011 the Company sold its remaining investment in a mutual fund that management did not expect would perform well in future periods. In 2010 the Company sold mortgage-related and certain other securities to provide liquidity to fund the repayment of $756.0 million FHLB of Chicago borrowings in that year, as previously described.

The Company’s operating results in 2012 and 2011 included $400,000 and $389,000 in net OTTI charges, respectively. These losses consisted of the credit portion of the total OTTI loss related to the Company’s investment in certain private-label CMOs rated less than investment grade. Management attributes the net OTTI losses in these periods to low real estate values for residential properties on a nationwide basis. None of the Company’s remaining private-label CMOs were deemed to be other-than-temporarily impaired as of December 31, 2012. However, the collection of the amounts due on private-label CMOs is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in additional losses being recorded through earnings in future periods. As of December 31, 2012, the Company’s total investment in private-label CMOs was $50.6 million, of which $35.9 million was rated less than investment grade. Refer to “Financial Condition—Available-for-Sale Securities,” below, for additional discussion.

The Company’s operating results in 2010 included a $700,000 loss on a $2.6 million investment in partially-developed land that is held for development and sale. In the judgment of management at the time, a decline in real estate values justified the recognition of the loss.

Increase in cash surrender value of life insurance investments was $2.1 million, $2.4 million, and $2.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. Management attributes the decrease in 2012 to a declining interest rate environment that has reduced the return on this type of investment, as well as lower payouts associated with excess death benefits.

Other non-interest income was $5.8 million, $5.2 million, and $5.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The changes between years were due primarily to increases in the fair value of assets held in trust for certain non-qualifying employee benefit plans, due to the effects of changes in interest rates and equity markets.

Non-Interest Expense Total non-interest expense for the years ended December 31, 2012, 2011, and 2010 was $76.1 million, $124.9 million, and $159.8 million, respectively. Results in 2011 included a $52.6 million non-cash goodwill impairment recorded by the Company in the second quarter of that year. This impairment had no effect on the liquidity, operations, tangible capital, or regulatory capital of the Company or the Bank (for additional discussion refer to “Note 1. Basis of Presentation” of the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” below). Results in 2010 included a one-time prepayment penalty of $89.3 million related to the Company’s repayment of $756.0 million in borrowings from the FHLB of Chicago prior to their scheduled maturities, as previously discussed. Excluding the goodwill impairment and prepayment penalty, total non-interest expense in 2012, 2011, and 2010 was $76.1 million, $72.3 million and $70.5 million, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2011 to 2012, as well as 2010 to 2011.

Compensation and related expenses were $42.3 million, $38.8 million, and $36.0 million during the years ended December 31, 2012, 2011, and 2010, respectively. The increases in 2012 and 2011 were due principally to the Company’s hiring in recent years of certain senior management personnel, a number of commercial relationship managers, and certain other key administrative personnel, as well as annual merit increases for all employees. Also contributing was an increase in certain incentive and bonus payments during these years, including stock based compensation. Finally, the increases in compensation-related expense in 2012 and 2011 were also caused by an increase in costs related to the Company’s defined benefit pension plan, due to a decline in the discount rate used to determine the present value of the pension obligation. In 2011 these developments were partially offset by a decline in employee stock ownership plan (“ESOP”) expense compared to 2010 (due to the end in 2010 of the 10-year commitment to the ESOP), as well as a decline in the overall number of employees employed by the Company.

Effective January 1, 2013, the Company’s board of directors closed the qualified defined benefit pension plan to employees not eligible to participate in the plan as of that date, as well as any employees hired after that date. In addition, effective for service performed after March 1, 2013, the Company’s board of directors reduced certain future benefits formerly provided under the qualified and supplemental plans, but did not reduce all future benefits. Finally, effective January 1, 2013, employees that are not eligible to participate in the qualified plan will be eligible for an enhanced employer contribution in the Company’s defined contribution savings plan. Management does not expect the Company’s pension expense to be impacted significantly in the near term as a result of these actions, because it is anticipated that any cost savings from these actions will be substantially offset by the adverse impact of a continued decline in the discount rate used to determine the present value of the Company’s remaining pension obligations. For additional discussion refer to “Note 10. Employee Benefit Plans” of the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” below.

As of December 31, 2012, the Company had 639 full-time associates and 81 part-time associates. This compared to 648 full-time and 71 part-time employees at December 31, 2011, and 682 full-time and 82 part-time associates at December 31, 2010.

Occupancy and equipment expense during the years ended December 31, 2012, 2011, and 2010 was $11.4 million, $11.5 million, and $11.2 million, respectively. The decrease in 2012 was principally caused by lower utility and snow removal costs due to a mild winter, reduced expenditures for maintenance and repair, and lower rental expense due to the closure of three leased banking offices. The impact of these developments was partially offset by an increase in data processing costs due to certain product and system enhancements implemented in 2012. The increase in 2011 was primarily caused by higher levels of repair and maintenance costs and rent expense in 2011 compared to 2010.

Federal insurance premiums were $3.3 million, $3.2 million, and $4.1 million during 2012, 2011, and 2010, respectively. In the second quarter of 2011 the FDIC implemented a new rule that changed the deposit insurance assessment base from an insured institution’s domestic deposits (minus certain allowable exclusions) to an insured institution’s average consolidated assets (minus average tangible equity and certain other adjustments). The Company benefited from the implementation of this new rule, which resulted in lower deposit insurance costs in 2012 and 2011 compared to 2010. Due to its improved operating results and financial condition, management believes the Company’s federal insurance premiums could be up to 25% lower in 2013 than they were in 2012 under the FDIC’s risk-based assessment system (for additional information, refer to “Regulation and Supervision of the Bank—Deposit Insurance” in Item 1. Business—Regulation and Supervision,” above). However, there can be no assurances.

Advertising and marketing expenses were $2.1 million, $2.0 million, and $2.1 million in 2012, 2011, and 2010, respectively. The Company has maintained its advertising and marketing expenses at approximately the same level since 2010. However, such expenditures depend on future management decisions and there can be no assurances that such expenditures will remain at this level in the future.

Net losses and expenses on foreclosed properties were $6.7 million, $7.1 million and $8.3 million during 2012, 2011, and 2010, respectively. Although the Company’s losses and expenses on foreclosed real estate have trended lower since 2010, such losses and expenses have remained elevated due to low real estate values and slow economic growth.

Other non-interest expense was $10.2 million, $9.7 million, and $8.8 million during the years ended December 31, 2012, 2011, and 2010, respectively. The increases in 2012 and 2011 were caused by higher legal, consulting, and accounting fees related to loan workouts and related professional services. In recent months, however, these expenses have declined as the Company has reduced its level of non-performing loans.

Income Tax Expense (Benefit) Income tax expense (benefit) was $3.3 million, $1.8 million, and $(49.9) million in 2012, 2011, and 2010, respectively. The large income tax benefit in 2010 was caused by the Company’s pre-tax loss, which was primarily the result of the FHLB prepayment penalty and the large provision for loan losses in that year, as previously described. Excluding the impact of the goodwill impairment in 2011 (which was not deductible for income tax purposes), the Company’s effective tax rate (“ETR”) in 2012, 2011, and 2010 was 33.2%, 26.1%, and 40.7%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue, such as earnings from bank-owned life insurance (“BOLI”). The ETR will generally be lower in periods in which non-taxable revenue comprises a larger portion of pre-tax income or loss, such as in 2011. For additional information related to an open issue related to the Company's income taxes in Wisconsin, refer to “Item 1A. Risk Factors.”

Financial Condition

Overview The Company’s total assets decreased by $80.2 million or 3.2% during the twelve months ended December 31, 2012. During the period the Company’s securities available-for-sale declined by $231.6 million, its cash and cash equivalents declined by $33.9 million, its investment in common stock of the FHLB of Chicago (which is a component of other assets) declined by $30.3 million, its foreclosed and repossessed assets declined by $10.8 million, and its loans held-for-sale declined by $8.5 million. These developments were partially offset by an $82.6 million increase in the Company’s loan portfolio. Net cash flows from the changes in these assets were used to fund a $153.8 million decline in deposit liabilities during the year ended December 31, 2012, as well as the repayment of a $100.0 million term advance from the FHLB of Chicago. In addition, during 2012 the Company funded a $157.6 million increase in securities held-to-maturity using term advances from the FHLB of Chicago. The Company’s total shareholders’ equity increased from $265.8 million at December 31, 2011, to $271.9 million at December 31, 2012. Non-performing assets decreased from $99.9 million or 4.00% of total assets at December 31, 2011, to $39.8 million or 1.64% at December 31, 2012. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the twelve months ended December 31, 2012.

Cash and Cash Equivalents Cash and cash equivalents decreased from $120.9 million at December 31, 2011, to $87.1 million at December 31, 2012. This decrease was due to the funding of increases in the Company’s loan portfolio, as well as decreases in its deposit liabilities, as previously described.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale decreased by $231.6 million or 29.6% during the year ended December 31, 2012. This decrease was principally caused by periodic repayments and security sales that exceeded the Company’s purchase of new securities during the year.

The following table presents the carrying value of the Company’s mortgage-related securities available-for-sale at the dates indicated (carrying value is equal to fair value for all securities and for all periods presented):

	December 31
	2012	2011	2010
	(Dollars in thousands)
Freddie Mac	$343,682	$548,944	$314,067
Fannie Mae	155,895	170,020	30,810
Ginnie Mae	42	778	2,755
Private-label CMOs	50,566	62,028	87,602
Total	$550,185	$781,770	$435,234

The following table presents the activity in the Company’s portfolio of mortgage-related securities available-for-sale for the periods indicated:

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Carrying value at beginning of period	$781,770	$435,234	$866,848
Purchases	51,374	507,052	819,675
Sales	(20,395)	–	(1,058,055)
Principal repayments	(260,953)	(167,587)	(187,664)
Premium amortization, net	(4,152)	(3,922)	(2,383)
Other-than-temporary impairment	(400)	(389)	–
Increase (decrease) in net unrealized gain or loss	2,941	11,383	(3,187)
Net increase (decrease)	(231,585)	346,536	(431,614)
Carrying value at end of period	$550,185	$781,770	$435,234

The table below presents information regarding the carrying values, weighted average yields, and contractual maturities of the Company’s mortgage-related securities available-for-sale at December 31, 2012:

	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities by issuer and type:
Freddie Mac, Fannie Mae, and Ginnie Mae pass-throughs	$17	6.42%	$887	7.03%	$27,815	2.60%	$41	6.71%	$28,760	2.74%
Freddie Mac, Fannie Mae, and Ginnie Mae REMICs	–	–	–	–	32,611	1.79	438,248	2.35	470,859	2.31
Private-label CMOs	–	–	–	–	18,698	5.11	31,868	3.17	50,566	3.86
Total	$17	6.42%	$887	7.03%	$79,124	2.86%	$470,157	2.41%	$550,185	2.47%
Securities by coupon:
Adjustable-rate coupon	–	–	–	–	–	–	$54,710	2.04%	$54,710	2.04%
Fixed-rate coupon	$17	6.42%	$887	7.03%	$79,124	2.86%	415,447	2.46	495,475	2.53
Total	$17	6.42%	$887	7.03%	$79,124	2.86%	$470,157	2.41%	$550,185	2.47%

Changes in the fair value of mortgage-related securities available-for-sale are recorded through accumulated other comprehensive income (loss), net of related income tax effect, which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $10.7 million at December 31, 2012, compared to a net unrealized gain of $7.7 million at December 31, 2011. This increase was primarily caused by lower market interest rates at December 31, 2012, compared to December 31, 2011. Lower market interest rates typically result in higher fair values for the types of securities owned by the Company.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. Securities rated less than investment grade are adversely classified as substandard in accordance with regulatory guidelines (refer to “Item 1. Business—Asset Quality”). The following table presents the credit ratings, carrying values, and unrealized losses of the Company’s private-label CMO portfolio as of the dates indicated (in instances of split ratings, each security has been classified according to its lowest rating):

	December 31, 2012		December 31, 2011
	Carrying Value	Net Unrealized Gain (Loss)	Carrying Value	Net Unrealized Gain (Loss)
Credit rating:	(Dollars in thousands)
AAA/Aaa	–	–	$5,386	$210
AA/Aa	–	–	2,512	58
A	$7,400	$228	6,951	(271)
BBB/Baa	7,248	175	10,428	(366)
Less than investment grade	35,918	(33)	36,751	(5,357)
Total private-label CMOs	$50,566	$370	$62,028	$(5,726)

During 2012 and 2011 management determined that it was unlikely the Company would collect all amounts due according to the contractual terms on certain of its securities rated less than investment grade. Accordingly, the Company recorded $400,000 and $389,000 in net OTTI loss on such securities in those periods, respectively (for additional discussion refer to “Results of Operations—Non-Interest Income,” above). As of December 31, 2012, management determined that none of the Company’s private-label CMOs had incurred additional OTTI as of that date. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion refer to “Critical Accounting Policies—Other-Than-Temporary Impairment,” below, and “Item 1. Business—Investment Activities” and “Item 1A. Risk Factors,” above.

Mortgage-Related Securities Held-to-Maturity During the twelve months ended December 31, 2012, the Company purchased $158.9 million in held-to-maturity securities that consisted of fixed-rate mortgage-backed securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company funded the purchase of these securities with $158.9 million in term advances from the FHLB of Chicago. The securities had a an original weighted-average life of 7.7 years, an original weighted-average yield of 2.31%, and yield-maintenance fees that discourage the underlying borrowers from prepaying the underlying loans. The term advances have a weighted-average life of 5.5 years and cost of 1.47%. The purpose of this transaction was to supplement growth in the Company’s earning assets. The Company classified these securities as held-to-maturity because it has the ability and intent to hold them until they mature.

The following table presents the activity in the Company’s portfolio of mortgage-related securities held-to-maturity for the periods indicated:

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Carrying value at beginning of period	–	–	–
Purchases	$158,915	–	–
Sales	–	–	–
Principal repayments	(902)	–	–
Premium amortization	(455)	–	–
Net increase	$157,558	–	–
Carrying value at end of period	$157,558	–	–

All of the Company’s mortgage-related securities held-to-maturity as of December 31, 2012, had final maturities of five to ten years. The weighted-average yield on these securities was 2.20%.

Investment Securities Available-for-Sale In prior periods the Company has held investment securities available-for-sale, which have primarily consisted of mutual funds and U.S. government and federal agency obligations. However, the Company held no such securities as of December 31, 2012 or 2011. The following table presents the Company’s investment securities and mortgage-related securities activities for the periods indicated.

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Carrying value at beginning of period	–	$228,024	$614,104
Purchases	–	–	3,118,204
Sales	–	(20,837)	(709)
Calls	–	(205,825)	(3,506,718)
Discount accretion	–	–	314
Increase (decrease) in net unrealized loss	–	(1,362)	2,828
Net decrease in investment securities	–	(228,024)	(386,080)
Carrying value at end of period	–	–	$228,024

As of December 31, 2010, the Company’s investment securities available-for-sale consisted of mutual funds with a carrying value of $22.1 million and U.S. government and federal agency obligations with a carrying value of $206.0 million.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. The following table presents a summary of the activity in the Company’s loans held-for-sale for the periods indicated:

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Balance outstanding at beginning of period	$19,192	$37,819	$13,534
Origination of loans intended for sale (1)	446,358	272,785	434,388
Principal balance of loans sold	(454,584)	(292,720)	(409,369)
Change in net unrealized gains or losses (2)	(227)	1,308	(734)
Total loans held-for-sale	$10,739	$19,192	$37,819

(1)	Does not include one- to four-family loans originated for the Company’s loan portfolio.
(2)	Refer to “Note 1. Basis of Presentation” in the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The origination of one- to four-family mortgage loans intended for sale and the corresponding sales of such loans were elevated in the 2012 and 2010 periods as a result of generally lower market interest rates in those periods, which encouraged a larger number of borrowers to refinance higher-rate loans into lower rate loans during those years. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above.

Loans Receivable Loans receivable increased by $82.6 million or 6.3% as of December 31, 2012, compared to December 31, 2011. Total loans originated for portfolio increased by $164.8 million or 41.5% during this year compared to 2011. A portion of this improvement came from increased originations of commercial business loans, which increased by $40.5 million or 57.6% during the twelve months ended December 31, 2012, compared to 2011. Management attributed this increase to recent efforts to improve the Company’s share of the mid-tier commercial banking market (defined as business entities with sales revenues of $5 to $100 million), which was a new market segment for the Company in 2011. In the past two years the Company has added experienced leaders to its senior management team and has hired a number of commercial relationship managers and support personnel experienced in managing and selling financial services to the mid-tier commercial banking market. In the near term the Company expects to add additional professionals capable of serving this market segment, although there can be no assurances as to the extent or timing of such staff additions or the impact on operating results.

Originations of multi-family mortgage loans, both permanent and construction, also increased substantially during the period, which management believes reflects a general decline in the level of home ownership in recent periods. Finally, originations of consumer loans, which consist principally of home equity term loans and lines of credit, increased by $23.7 million or 25.8% during the twelve months ended December 31, 2012, due to more competitive pricing and increased marketing efforts for these types of loans.

The Company’s portfolio of one- to four-family loans declined from $508.5 million at December 31, 2011, to $465.2 million at December 31, 2012. In 2012 loan repayments exceeded the Company’s origination of one- to four-family loans that it retains in portfolio, which consists principally of adjustable-rate loans and, from time-to-time, fixed-rate loans with maturity terms of up to 15 years. The Company also retains certain 30-year, fixed-rate loans in its portfolio under an internal low-income lending program. Repayments of one- to four-family loans have been elevated in recent years due to lower market interest rates that encourage borrowers to refinance adjustable-rate loans, as well as higher-cost fixed-rate loans, into longer-term, fixed-rate loans that the Company sells in the secondary market. The Company’s originations of one- to four-family loans that it retains in portfolio were $89.0 million in 2012 compared to $91.0 million in 2011.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	December 31
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
Permanent mortgage loans:
One- to four-family	$465,170	30.98%	$508,503	36.59%	$531,874	37.87%	$644,852	41.45%	$867,810	45.82%
Multi-family	264,013	17.58	247,040	17.77	247,210	17.60	200,222	12.87	199,709	10.54
Commercial real estate	263,775	17.57	226,195	16.27	248,253	17.68	262,855	16.90	222,462	11.74
Total permanent mortgages	992,958	66.12	981,738	70.63	1,027,337	73.15	1,107,929	71.22	1,289,981	68.10
Construction and development:
One- to four-family	18,502	1.23	16,263	1.17	13,479	0.96	11,441	0.74	17,517	0.92
Multi-family	86,904	5.79	29,409	2.12	19,308	1.37	52,323	3.36	74,208	3.92
Commercial real estate	11,116	0.74	19,907	1.43	24,939	1.78	27,040	1.74	82,795	4.37
Land	12,826	0.85	16,429	1.18	25,764	1.83	33,758	2.17	43,601	2.30
Total construction and development loans	129,348	8.61	82,008	5.90	83,490	5.94	124,562	8.01	218,121	11.51
Total mortgage loans	1,122,306	74.74	1,063,746	76.53	1,110,827	79.09	1,232,491	79.23	1,508,102	79.61
Consumer loans:
Fixed term home equity	116,988	7.79	102,561	7.38	103,619	7.38	124,519	8.00	173,104	9.14
Home equity lines of credit	81,898	5.45	86,540	6.23	87,383	6.24	88,796	5.71	86,962	4.59
Student	12,915	0.86	15,711	1.13	17,695	1.25	19,793	1.27	21,469	1.13
Home improvement	24,910	1.66	24,237	1.74	24,551	1.76	28,441	1.83	36,023	1.90
Automobile	1,814	0.12	2,228	0.16	2,814	0.20	4,077	0.26	11,775	0.62
Other	8,388	0.56	7,177	0.52	7,436	0.52	9,871	0.63	8,740	0.46
Total consumer loans	246,913	16.44	238,454	17.16	243,498	17.35	275,497	17.71	338,073	17.84
Commercial business loans	132,436	8.82	87,715	6.31	50,123	3.56	47,708	3.07	48,277	2.55
Gross loans receivable	1,501,655	100.00%	1,389,915	100.00%	1,404,448	100.00%	1,555,696	100.00%	1,894,452	100.00%
Undisbursed loan proceeds	(76,703)		(41,859)		(32,345)		(32,690)		(54,187)
Allowance for loan losses	(21,577)		(27,928)		(47,985)		(17,028)		(12,208)
Deferred fees and costs, net	(1,129)		(492)		(549)		78		996
Total loans receivable, net	$1,402,246		$1,319,636		$1,323,569		$1,506,056		$1,829,053

The following table presents a summary of the Company’s activity in loans receivable for the periods indicated.

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Balance outstanding at beginning of period	$1,319,636	$1,323,569	$1,506,056
Originations:
One- to four-family loans (1)	88,993	91,042	44,929
Multi-family loans	66,724	55,859	25,091
Commercial real estate loans	70,200	63,376	22,068
Construction and development loans	109,908	24,921	29,029
Total mortgage loan originations	335,825	235,198	121,117
Consumer loans	115,344	91,685	78,198
Commercial business loans	110,941	70,404	34,530
Total originations	562,110	397,287	233,845
Principal payments and repayments:
Mortgage loans	(264,211)	(232,814)	(220,673)
Consumer loans	(106,885)	(96,729)	(110,197)
Commercial business loans	(66,220)	(32,812)	(32,115)
Total principal payments and repayments	(437,316)	(362,355)	(362,985)
Transfers to foreclosed properties, real estate owned, and repossessed assets	(13,054)	(49,465)	(22,108)
Net change in undisbursed loan proceeds, allowance for loan losses, and deferred fees and costs	(29,130)	10,600	(31,239)
Total loans receivable, net	$1,402,246	$1,319,636	$1,323,569

(1)	Does not include one- to four-family loans originated for sale.

The following table presents the contractual maturity of the Company’s construction and development loans and its commercial business loans at December 31, 2012. The table does not include the effect of prepayments or scheduled principal amortization.

	December 31, 2012
	Commercial Business Loans	Construction and Development Loans	Total
Amounts due:	(Dollars in thousands)
Within one year or less	$60,477	$11,216	$71,693
After one year through five years	69,821	92,535	162,356
After five years	2,138	25,597	27,735
Total due after one year	71,959	118,132	190,091
Total commercial and construction loans	$132,436	$129,348	$261,784

The following table presents, as of December 31, 2012, the dollar amount of the Company’s construction and development loans and its commercial loans due after one year and whether these loans have fixed interest rates or adjustable interest rates.

	Due After One Year
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial business loans	$45,346	$26,613	$71,959
Construction and development loans	49,741	68,391	118,132
Total loans due after one year	$95,087	$95,004	$190,091

Foreclosed Properties and Repossessed Assets The following table summarizes the Company’s foreclosed properties and repossessed assets as of the dates indicated:

	December 31
	2012	2011	2010
	(Dollars in thousands)
Commercial real estate	$8,698	$13,115	$7,313
One- to four-family	1,710	6,557	5,554
Multi-family	146	3,890	4,079
Land	3,407	1,162	2,329
Consumer	–	–	18
Total	$13,961	$24,724	$19,293

The decrease in the Company’s foreclosed properties and repossessed assets during the twelve months ended December 31, 2012, was caused by increased sales of foreclosed real estate, as well as continued charge-offs of foreclosed properties as management worked to aggressively reduce the Company’s level of non-performing assets. These developments were partially offset by foreclosures related to a number of smaller commercial real estate mortgage loans and, to a lesser extent, one- to four-family mortgage loans. The increase in foreclosed properties and repossessed assets in 2011 reflected management efforts to aggressively reduce the elevated level of non-performing loans held by the Company in 2011 and earlier periods. For additional discussion refer to “Financial Condition—Asset Quality,” below.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $6.8 million at December 31, 2012, compared to $7.4 million at December 31, 2011, net of valuation allowances of $2.4 million and $868,000, respectively. As of both December 31, 2012 and 2011, the Company serviced $1.1 billion in loans for third-party investors. For additional information refer to “Results of Operations—Non-Interest Income” and “Item 1. Business—Lending Activities,” above.

Other Assets Other assets consist of the following items on the dates indicated:

	December 31
	2012	2011
	(Dollars in thousands)
Accrued interest receivable:
Mortgage-related securities	$1,610	$1,320
Investment securities	11	537
Loans receivable	4,636	4,664
Total accrued interest receivable	6,257	6,521
Bank-owned life insurance	58,609	56,604
Premises and equipment	50,536	50,423
Federal Home Loan Bank stock, at cost	15,841	46,092
Deferred tax asset, net	34,211	37,454
Prepaid FDIC insurance premiums	2,477	5,673
Other assets	21,764	22,059
Total other assets	$189,695	$224,826

BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met. The increase in BOLI in 2012 was a result of the increase in the accumulated cash value of the insurance policies during the period.

The Company and its subsidiaries conduct their business through an executive office and 76 banking offices, which had an aggregate net book value of $48.1 million as of December 31, 2012, excluding furniture, fixtures, and equipment. As of December 31, 2012, the Company owned the building and land for 69 of its office locations and leased the space for eight.

The FHLB of Chicago requires its members to own its common stock as a condition of membership, which is redeemable at par (for additional information refer to “Regulation and Supervision of the Bank—Federal Home Loan Bank System” in “Item 1. Business—Regulation and Supervision”). In 2012 the FHLB of Chicago redeemed $30.3 million of the common stock owned by the Company that was in excess of the amount the Company was required to own under the minimum guidelines established by the FHLB of Chicago. As of December 31, 2012, the Company continued to own approximately $5.3 million more in such common stock than required under the minimum guidelines. The Company anticipates that the FHLB of Chicago will redeem this remaining amount in 2013, although there can be no assurances. For additional discussion refer to the section entitled “Federal Home Loan Bank System” in “Item 1. Business—Regulation and Supervision.”

The Company’s net deferred tax asset decreased by $3.2 million or 8.7% during the year ended December 31, 2012. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of December 31, 2012. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial condition, results of operations, and capital of the Company.

Prepaid FDIC insurance premiums declined from $5.7 million at December 31, 2011, to $2.5 million at December 31, 2012. In 2009 the FDIC required insured financial institutions to prepay a certain amount of their estimated FDIC deposit insurance premiums. The regular quarterly payments to the FDIC that are otherwise required from the Company were applied against this amount and expensed on a quarterly basis, which is the reason for the decline in the prepaid balance during 2012.

Deposit Liabilities Deposit liabilities decreased by $153.8 million or 7.6% during the twelve months ended December 31, 2012, to $1.9 billion compared to $2.0 billion at December 31, 2011. Core deposits, consisting of checking, savings and money market accounts, increased by $77.3 million or 7.9% during the period while certificates of deposits declined by $231.0 million or 22.2%. The Company continues to closely manage the rates it offers on certificates of deposit to control its overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods. Core deposits have increased in recent years in response to management’s efforts to increase sales of such products and related services to commercial businesses, as well as efforts to focus its retail sales efforts on such products and related services. Also contributing to the increase in core deposits in recent periods, however, is customer reaction to the low interest rate environment. Management believes that this environment has encouraged some customers to switch to core deposits in an effort to retain flexibility in the event interest rates rise in the future.

The following table presents the distribution of the Company’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average rate.

	December 31
	2012			2011			2010
		Percent	Weighted		Percent	Weighted		Percent	Weighted
		of Total	Average		of Total	Average		of Total	Average
		Deposit	Nominal		Deposit	Nominal		Deposit	Nominal
	Amount	Liabilities	Rate	Amount	Liabilities	Rate	Amount	Liabilities	Rate
	(Dollars in thousands)
Non-interest-bearing demand	$143,684	7.69%	0.00%	$112,211	5.55%	0.00%	$94,446	4.54%	0.00%
Interest-bearing demand	236,380	12.65	0.01	229,990	11.38	0.01	219,136	10.54	0.02
Money market savings	458,762	24.56	0.19	432,248	21.38	0.19	423,923	20.40	0.57
Savings accounts	217,170	11.63	0.03	204,263	10.10	0.03	210,334	10.12	0.04
Total demand accounts	1,055,996	56.53	0.09	978,712	48.41	0.09	947,839	45.60	0.27
Certificates of deposit:
With original maturities of:
Three months or less	9,259	0.50	0.07	9,988	0.49	0.11	12,922	0.62	0.25
Over three to 12 months	184,194	9.86	0.20	162,949	8.06	0.50	194,458	9.36	0.94
Over 12 to 24 months	315,189	16.87	0.77	569,485	28.17	1.10	663,576	31.93	1.60
Over 24 to 36 months	148,503	7.95	1.94	138,677	6.86	1.98	92,268	4.44	2.10
Over 36 to 48 months	-	0.00	0.00	1,282	0.06	4.31	5,137	0.25	4.36
Over 48 to 60 months	154,758	8.29	3.48	160,570	7.95	3.68	162,110	7.81	3.81
Total certificates of deposit	811,903	43.47	1.36	1,042,951	51.59	1.51	1,130,471	54.40	1.84
Total deposit liabilities	$1,867,899	100.00%	0.64%	$2,021,663	100.00%	0.82%	$2,078,310	100.00%	1.12%

At December 31, 2012, the Company had certificates of deposit with balances of $100,000 and over maturing as follows:

Amount
(In thousands)
Maturing in:
Three months or less	$53,926
Over three months through six months	54,785
Over six months through 12 months	58,891
Over 12 months through 24 months	47,169
Over 24 months through 36 months	2,693
Over 36 months	3,459
Total certificates of deposits greater than $100,000	$220,923

The following table presents the Company’s activity in its deposit liabilities for the periods indicated:

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Total deposit liabilities at beginning of period	$2,021,663	$2,078,310	$2,137,508
Net withdrawals	(167,096)	(74,632)	(85,039)
Interest credited, net of penalties	13,332	17,986	25,841
Total deposit liabilities at end of period	$1,867,899	$2,021,663	$2,078,310

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $53.1 million or 37.7% during the twelve months ended December 31, 2012. As previously noted, during the period the Company borrowed $158.9 million in term advances from the FHLB of Chicago to fund the purchase of held-to-maturity securities. This development was partially offset by the repayment of $100.0 million in borrowings from the FHLB of Chicago that had a rate of 4.52% and that matured during the third quarter of the year.

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

The following table sets forth certain information regarding the Company’s borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance outstanding at end of year:
FHLB term advances	$210,786	$153,091	$149,934	$906,979	$907,971
Overnight borrowings from FHLB	–	–	–	–	–
Weighted average interest rate at end of year:
FHLB term advances	2.34%	4.69%	4.79%	4.26%	4.26%
Overnight borrowings from FHLB	–	–	–	–	–
Maximum amount outstanding during the year:
FHLB term advances	$311,419	$199,493	$906,979	$907,971	$912,459
Overnight borrowings from FHLB	5,000	–	–	–	5,000
Other borrowings	–	–	–	–	1,103
Average amount outstanding during the year:
FHLB term advances	$227,573	$156,521	$871,212	$907,443	$910,517
Overnight borrowings from FHLB	14	–	–	–	22
Other borrowings	–	–	–	–	3
Weighted average interest rate during the year:
FHLB term advances	3.07%	4.59%	4.32%	4.32%	4.34%
Overnight borrowings from FHLB	0.30%	–	–	–	3.75%
Other borrowings	–	–	–	–	1.92%

Shareholders’ Equity The Company’s shareholders’ equity increased from $265.8 million at December 31, 2011, to $271.9 million at December 31, 2012. This increase was caused by net income during the period, as well as lower accumulated other comprehensive loss due to an increase in the fair value of available-for-sale securities. These developments were partially offset by the payment of cash dividends to shareholders during the year. The book value of the Company’s common stock was $5.87 per share at December 31, 2012, compared to $5.75 per share at December 31, 2011.

The Company’s ratio of shareholders’ equity to total assets was 11.24% at December 31, 2012, compared to 10.64% at December 31, 2011. The increase in this ratio was due primarily to a decrease in Bank Mutual’s total assets, as well as an increase in shareholders’ equity, as described in the previous paragraph. The Company is not currently required to maintain minimum capital for regulatory purposes. However, the Bank is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the OCC and the FDIC. The Bank is “well capitalized” for regulatory capital purposes. As of December 31, 2012, the Bank had a total risk-based capital ratio of 18.02% and a Tier 1 capital ratio of 10.28%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 6% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 1. Business—Regulation and Supervision.”

On February 4, 2013, the Company’s board of directors announced that it had declared a $0.02 per share dividend payable on March 1, 2013, to shareholders of record on February 15, 2013. In 2012 the Company did not repurchase any shares of its common stock and the Company does not currently have a program authorizing the purchase of shares.

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

	December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$8,192	$14,868	$18,684	$12,126	$8,185
Multi-family	6,824	22,905	31,660	3,357	13,255
Commercial real estate	6,994	23,997	41,244	18,840	5,573
Construction and development	937	9,368	26,563	4,859	2,847
Total non-accrual mortgage loans	22,947	71,138	118,151	39,182	29,860
Non-accrual consumer loans:
Secured by real estate	1,514	1,457	1,369	1,433	759
Other consumer loans	59	207	275	212	400
Total non-accrual consumer loans	1,573	1,664	1,644	1,645	1,159
Non-accrual commercial business loans	693	1,642	2,779	923	1,494
Total non-accrual loans	25,213	74,444	122,574	41,750	32,513
Accruing loans delinquent 90 days or more (1)	584	696	373	834	576
Total non-performing loans	25,797	75,140	122,947	42,584	33,089
Foreclosed real estate and repossessed assets	13,961	24,724	19,293	17,689	4,768
Total non-performing assets	$39,758	$99,864	$142,240	$60,273	$37,857

Non-performing loans to total loans	1.84%	5.69%	9.29%	2.83%	1.81%
Non-performing assets to total assets	1.64%	4.00%	5.49%	1.72%	1.08%
Interest income that would have been recognized if non-accrual loans had been current	$1,998	$4,535	$4,734	$2,671	$2,519

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.

The Company’s non-performing loans were $25.8 million or 1.84% of loans receivable as of December 31, 2012, compared to $75.1 million or 5.69% of loans receivable as of December 31, 2011. Non-performing assets, which includes non-performing loans, were $39.8 million or 1.64% of total assets and $99.9 million or 4.00% of total assets as of these same dates, respectively. The decline in non-performing loans in 2012 was due principally to a $41.5 million or 73.8% aggregate decrease in non-performing commercial real estate, multi-family, and construction loans. This decrease was primarily attributable to eight larger loans that aggregated $25.2 million that were paid off, six larger loans that aggregated $6.6 million that were transferred to foreclosed real estate, and one loan for $2.5 million that was returned to performing status due to the improved condition of the borrower. All of these loans were secured by commercial and multi-family real estate. In addition, non-performing one- to four-family loans declined by $6.7 million or 44.9% and non-performing commercial business loans declined by $949,000 or 57.8% during the twelve months ended December 31, 2012. In addition, foreclosed properties and repossessed assets, which is a component of non-performing assets, declined by $10.8 million or 43.5% during the twelve months ended December 31, 2012, for reasons previously described.

In 2011 the Company’s non-performing loans declined by $47.8 million or 38.9%. Most of this decline was attributable to a $43.2 million aggregate decrease in non-performing commercial real estate, multi-family, and construction loans. In 2011 six larger loan relationships that aggregated $14.5 million were paid off, six larger loan relationships that aggregated $17.8 million were foreclosed, and the Company recorded $8.9 million in charge-offs related to seven larger loan relationships that that continued to be classified as non-performing as of the end of that year. The aggregate balance for these latter loans was $19.4 million (prior to the charge-offs). Finally, non-performing one- to four-family loans and non-performing commercial business loans declined by $3.8 million and $1.1 million, respectively, during the twelve months ended December 31, 2011. Also in 2011, the Company’s foreclosed properties and repossessed assets, which is a component of non-performing assets, increased by $5.4 million or 28.2%, due principally to the aforementioned foreclosures during the year. This development was partially offset by sales of foreclosed real estate, as well as continued charge-offs of foreclosed properties.

In 2010 the Company’s non-performing assets increased by $82.0 million or 136%. This increase was due in part to 15 unrelated loan relationships that aggregated $38.1 million that were current with respect to principal and interest payments. Management determined that these loans should be classified as non-performing as of December 31, 2010, in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment. These loans were secured by commercial real estate, multi-family real estate, undeveloped land, and commercial business assets. Also contributing to the increase in non-performing assets in 2010 were 16 larger loan relationships that aggregated $49.2 million that defaulted during the year. These loans were secured by commercial real estate, multi-family real estate, single-family real estate, undeveloped land, and commercial business assets. Also in 2010, non-performing one- to four-family loans increased by $4.0 million, smaller non-performing commercial business loans increased by $5.8 million, smaller non-performing commercial and multi-family real estate loans increased by $2.0 million, and foreclosed real estate and repossessed assets increased by $1.6 million. These developments were partially offset by the combined effects of loan charge-offs and a small decline in non-performing student loans during the year.

In 2009 the Company’s non-performing assets increased by $22.4 million or 59.2%. This increase was primarily caused by the default of $15.4 million in loans to seven borrowers that were secured by office and retail buildings, townhomes, and improved land. Also contributing was a $3.9 million increase in non-performing one- to four-family residential loans and a $744,000 increase in non-performing consumer and student loans. Foreclosed real estate and repossessed assets also increased by $12.9 million during 2009, due primarily to the foreclosure of a $9.1 million loan secured by a completed condominium development project that had defaulted in the prior year. These developments were partially offset by the combined effects of loan charge-offs and a small decline in non-performing commercial business loans during the year.

Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at December 31, 2012, management was closely monitoring $31.8 million in additional loans that were adversely classified as “substandard” and $37.7 million in additional loans that were classified as “special mention” in accordance with the Company’s internal risk rating policy. These amounts compared to $28.5 million and $51.6 million, respectively, as of December 31, 2011. The substantial decrease in loans classified as “special mention” during 2012 was due to loans that were further downgraded during the year to “substandard” or were upgraded because of improved performance. As of December 31, 2012, most of the additional loans classified as “substandard” or “special mention” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Although these additional loans were performing in accordance with their contractual terms and were not included in non-performing assets, management deemed their classification as “substandard” or “special mention” to be prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral. Further deterioration in the borrowers or related collateral could result in these additional loans becoming non-performing assets in future periods. The Company does not expect to incur a loss on these additional loans at this time, although there can be no assurance.

The Company’s classified loans and non-performing assets have declined substantially in recent periods. However, this trend is subject to many factors that are outside of Company’s control, such as economic and market conditions. As such, there can be no assurances that Company’s classified loans and non-performing loans and assets will continue to decline in future periods or that there will not be significant variability in the Company’s provision for loan losses from period to period.

In the third quarter of 2012 the OCC issued accounting and reporting guidance related to instances in which borrowers on one- to four-family mortgage loans have had debt discharged in bankruptcy and have not reaffirmed obligations related to their mortgage debt. The Company does not have a material exposure to one- to four-family mortgage loans that meet the criteria specified in the OCC guidance.

Loans considered to be impaired by the Company at December 31, 2012, totaled $25.8 million as compared to $75.1 million at December 31, 2011, $131.4 million at December 31, 2010, $42.6 million at December 31, 2009, and $33.1 million at December 31, 2008. The average annual balance of loans impaired as of December 31, 2012, was $52.4 million and the interest received and recognized on these loans while they were impaired was $1.2 million.

The following table presents the activity in the Company’s allowance for loan losses at or for the periods indicated.

	At or For the Year Ended December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$27,928	$47,985	$17,028	$12,208	$11,774
Provision for loan losses	4,545	6,710	49,619	12,413	1,447
Charge-offs:
One- to four-family	(3,182)	(3,047)	(528)	(397)	(167)
Multi-family	(857)	(5,035)	(140)	(4,523)	–
Commercial real estate	(4,894)	(15,286)	(11,621)	(1,989)	(446)
Construction and development	(2,693)	(2,737)	(3,515)	–	–
Consumer	(812)	(1,036)	(776)	(527)	(411)
Commercial business	(136)	(551)	(2,140)	(210)	(34)
Total charge-offs	(12,574)	(27,692)	(18,720)	(7,646)	(1,058)
Recoveries:
One- to four-family	86	49	20	1	–
Multi-family	568	248	–	–	–
Commercial real estate	956	40	1	19	–
Construction and development	1	550	–	–	–
Consumer	41	20	37	33	45
Commercial business	26	18	–	–	–
Total recoveries	1,678	925	58	53	45
Net charge-offs	(10,896)	(26,768)	(18,662)	(7,593)	(1,013)
Balance at end of period	$21,577	$27,928	$47,985	$17,028	$12,208

Net charge-offs to average loans	0.78%	1.96%	1.26%	0.45%	0.05%
Allowance for loan losses to total loans	1.54%	2.12%	3.63%	1.13%	0.67%
Allowance for loan losses to non-performing loans	83.64%	37.17%	39.03%	39.99%	36.89%

The changes in the Company’s allowance for loan losses in recent years has been consistent with overall changes in the Company’s level of non-performing loans, changes in loan charge-off activity, and industry trends. The changes are also consistent with changes in management’s assessment of overall economic conditions, unemployment, and real estate values during the periods. The Company’s ratio of allowance for loan losses as a percent of non-performing loans increased from 37.2% at December 31, 2011, to 83.6% at December 31, 2012. This increase was caused by a substantial decline in non-performing loans relative to the allowance for loan losses. This change is to be expected when non-performing loans (which are generally evaluated for impairment on an individual basis) decline in a period and, as a result, a larger portion of the allowance for loan losses relates to loans that are evaluated for impairment on a collective basis (refer to “Note 3. Loans Receivable” in “Item 8. Financial Statements and Supplementary Data”).

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

The following table represents the Company’s allocation of its allowance for loan losses by loan category on the dates indicated:

	December 31
	2012		2011		2010		2009		2008
	Amount	Percentage in Category to Total	Amount	Percentage in Category to Total	Amount	Percentage in Category to Total	Amount	Percentage in Category to Total	Amount	Percentage in Category to Total
	(Dollars in thousands)
Loan category:
Mortgage loans:
One- to four-family	$3,267	15.14%	$3,201	11.46%	$3,726	7.76%	$2,806	16.47%	$3,038	24.89%
Multi-family	5,195	24.08	7,442	26.65	9,265	19.31	3,167	18.60	4,197	34.38
Commercial real estate	7,354	34.08	9,467	33.90	21,885	45.61	5,715	33.56	1,113	9.12
Construction/development	2,617	12.13	4,506	16.13	10,141	21.13	1,172	6.88	400	3.28
Total mortgage loans	18,433	85.43	24,616	88.14	45,017	93.81	12,860	75.52	8,748	71.66
Consumer	1,458	6.76	1,214	4.35	1,427	2.97	2,243	13.17	2,125	17.41
Commercial business	1,686	7.81	2,098	7.51	1,541	3.21	1,925	11.31	1,335	10.94
Total allowance for loan losses	$21,577	100.00%	$27,928	100.00%	$47,985	100.00%	$17,028	100.00%	$12,208	100.00%

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

The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. All amounts in the table exclude interest costs to be paid in the periods indicated, if applicable.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposit liabilities without a stated maturity	$1,055,996	–	–	–	$1,055,996
Certificates of deposit	618,487	$176,337	$17,079	–	811,903
Borrowed funds	217	23,450	61,273	$125,846	210,786
Operating leases	964	1,740	1,123	2,986	6,813
Purchase obligations	1,680	3,360	3,360	2,940	11,340
Deferred retirement plans and deferred compensation plans	1,080	2,041	2,155	6,211	11,487

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

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2012.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial real estate	$13,430	–	–	–	$13,430
Residential real estate	22,518	–	–	–	22,518
Revolving home equity and credit card lines	152,109	–	–	–	152,109
Standby letters of credit	256	$1,250	–	$6	1,512
Commercial lines of credit	75,354	–	–	–	75,354
Undisbursed commercial loans	2,740	10	$250	–	3,000
Net commitments to sell mortgage loans	75,750	–	–	–	75,750

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$20,777	$21,079	$20,697	$20,467
Interest expense	5,879	6,226	5,098	4,437
Net interest income	14,898	14,853	15,599	16,030
Provision for loan losses	51	1,730	657	2,107
Total non-interest income	7,271	6,934	6,845	8,209
Total non-interest expense	20,517	18,140	18,790	18,608
Income before taxes	1,601	1,917	2,997	3,524
Income tax expense	462	601	1,044	1,229
Net loss attributable to non-controlling interest	16	13	13	10
Net income	$1,155	$1,329	$1,966	$2,305

Earnings per share-basic	$0.03	$0.03	$0.04	$0.05
Earnings per share-diluted	$0.03	$0.03	$0.04	$0.05
Cash dividend paid per share	$0.01	$0.01	$0.01	$0.02

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$23,063	$22,906	$22,017	$21,359
Interest expense	7,240	6,801	6,531	6,183
Net interest income	15,823	16,105	15,486	15,176
Provision for loan losses	3,180	805	1,093	1,632
Total non-interest income	5,795	4,759	5,474	7,130
Total non-interest expense (1)	17,050	71,184	17,920	18,746
Income (loss) before taxes	1,388	(51,125)	1,947	1,928
Income tax expense	361	266	610	516
Net loss attributable to non-controlling interest	13	14	12	10
Net income (loss)	$1,040	$(51,377)	$1,349	$1,422

Earnings (loss) per share-basic	$0.02	$(1.12)	$0.02	$0.03
Earnings (loss) per share-diluted	$0.02	$(1.12)	$0.02	$0.03
Cash dividend paid per share	$0.03	$0.01	$0.01	$0.01

(1)	Non-interest expense in the quarter ended June 30, 2011, included a $52.6 million goodwill impairment.

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

Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature during a given period of time. The difference, or the interest rate sensitivity “gap, ” provides an indication of the extent to which the Company’s interest rate spread will be affected by changes in interest rates. Refer to “Gap Analysis,” below. Interest rate sensitivity is also measured through analysis of changes in the present value of the Company’s equity. Refer to “Present Value of Equity,” below.

To achieve the objectives of managing interest rate risk, the Company’s executive management meets periodically to discuss and monitor the market interest rate environment and provides reports to the board of directors. Management seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, the Company’s earnings will remain within an acceptable range. The primary objectives of the Company’s interest rate management strategy are to:

•	maintain earnings and capital within self-imposed parameters over a range of possible interest rate environments;

•	coordinate interest rate risk policies and procedures with other elements of the Company’s business plan, all within the context of the current business environment and regulatory capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by the board of directors.

The Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:

•	emphasizing the origination of adjustable-rate mortgage loans and mortgage loans that mature or reprice within five years for portfolio, and selling most fixed-rate residential mortgage loans with maturities of 15 years or more in the secondary market;

•	emphasizing variable-rate and/or short- to medium-term, fixed-rate consumer and commercial business loans;

•	maintaining a significant level of mortgage-related and other investment securities available-for-sale that have weighted average life of less than five years or interest rates that reprice in less than five years; and

•	managing deposits and borrowings to provide stable funding.

Management believes these strategies reduce the Company’s interest rate risk exposure to acceptable levels.

Gap Analysis Repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a financial institution's interest rate sensitivity “gap.” An asset or liability is said to be “interest rate sensitive” within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon final maturity.

	December 31, 2012
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Mortgage loans:
Fixed	$39,832	$72,752	$164,205	$144,137	$107,303	$528,229
Adjustable	106,604	223,891	91,642	61,681	28,672	512,490
Consumer loans	98,009	46,009	48,225	27,033	25,079	244,355
Commercial business loans	69,055	22,027	24,498	19,786	323	135,689
Interest-earning deposits	37,029	–	–	–	–	37,029
Mortgage-related securities:
Fixed	52,518	148,842	223,029	58,182	159,580	642,151
Adjustable	54,938	–	–	–	–	54,938
Other interest-earning assets	15,841	–	–	–	–	15,841
Total interest-earning assets	473,826	513,521	551,599	310,819	320,957	2,170,722

Deposit liabilities:
Non-interest-bearing demand accounts	861	2,551	6,581	6,273	127,418	143,684
Interest-bearing demand accounts	1,413	4,189	10,808	10,301	209,669	236,380
Savings accounts	1,443	4,269	10,959	10,368	190,131	217,170
Money market accounts	458,762	–	–	–	–	458,762
Certificates of deposit	331,310	368,185	95,329	17,079	–	811,903
Advance payments by borrowers for taxes and insurance	–	4,956	–	–	–	4,956
Borrowings	322	1,182	26,228	64,182	118,871	210,786
Total non-interest- and interest- bearing liabilities	794,111	385,332	149,905	108,203	646,089	2,083,640
Interest rate sensitivity gap	$(320,285)	$128,189	$401,694	$202,616	$(325,132)	$87,082
Cumulative interest rate sensitivity gap	$(320,285)	$(192,096)	$209,598	$411,214	$87,082
Cumulative interest rate sensitivity gap as a percent of total assets	-13.26%	-7.94%	8.67%	17.05%	3.60%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	59.67%	83.69%	115.73%	128.64%	104.18%

Based on the above gap analysis, at December 31, 2012, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”

In addition to not anticipating all of the factors that could impact future net interest income, gap analysis has certain shortcomings. For example, although certain assets and liabilities may mature or reprice in similar periods, the interest rates on such react by different degrees to changes in market interest rates, especially in instances where changes in rates are limited by contractual caps or floors or instances where rates are influenced by competitive forces. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. For example, it is the Company’s past experience that rate changes on most of its deposit liabilities generally lag changes in market interest rates. Certain assets, such as adjustable-rate loans, have features which limit changes in interest rates on a short term basis and over the life of the loan. If interest rates change, prepayment, and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to make payments on their adjustable-rate loans may decrease if interest rates increase. Because of these shortcomings, management of the Company believes that gap analysis is a better indicator of the relative change in the Company’s interest rate risk exposure from period to period than it is an indicator of the direction or amount of future change in net interest income.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at December 31, 2012. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$212,497	$(138,752)	(39.5)%	9.50%	(33.6)%
+300	243,564	(107,685)	(30.7)	10.64	(25.7)
+200	279,983	(71,266)	(20.3)	11.93	(16.6)
+100	315,026	(36,223)	(10.3)	13.11	(8.4)
0	351,249	–	–	14.31	–
-100	340,042	(11,207)	(3.2)	13.58	(5.1)

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

As is the case with gap analysis, PVE analysis also has certain shortcomings. PVE modeling requires management to make assumptions about future changes in market interest rates that are unlikely to occur, such as immediate, sustained, and parallel (or equal) changes in all market rates across all maturity terms. PVE modeling also requires that management make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, it is the Company’s past experience that rate changes on most of its deposit liabilities generally lag changes in market interest rates. In addition, management makes assumptions regarding the changes in prepayment speeds of mortgage loans and securities. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. Management also assumes that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The model assumes that the Company will take no action in response to the changes in interest rates, when in practice rate changes on most deposit liabilities lag behind market changes and/or may be limited by competition. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the PVE model may provide an estimate of the Company’s interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on the Company’s PVE. Because of these shortcomings, management of the Company believes that PVE analysis is a better indicator of the relative change in the Company’s interest rate risk exposure from period to period than it is an indicator of the direction or amount of future change in net interest income.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bank Mutual Corporation

Milwaukee, Wisconsin

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, total comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bank Mutual Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 8, 2013

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31
	2012	2011
	(Dollars in thousands)
Assets

Cash and due from banks	$50,030	$52,306
Interest-earning deposits in banks	37,029	68,629
Cash and cash equivalents	87,059	120,935
Mortgage-related securities available-for-sale, at fair value	550,185	781,770
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $163,589 in 2012)	157,558	–
Loans held-for-sale	10,739	19,192
Loans receivable (net of allowance for loan losses of $21,577 in 2012 and $27,928 in 2011)	1,402,246	1,319,636
Foreclosed properties and repossessed assets	13,961	24,724
Mortgage servicing rights, net	6,821	7,401
Other assets	189,695	224,826

Total assets	$2,418,264	$2,498,484

Liabilities and equity

Liabilities:
Deposit liabilities	$1,867,899	$2,021,663
Borrowings	210,786	153,091
Advance payments by borrowers for taxes and insurance	4,956	3,192
Other liabilities	59,837	51,842
Total liabilities	2,143,478	2,229,788
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2012 and 2011
Issued and outstanding–none in 2012 and 2011	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2012 and 2011
Issued–78,783,849 shares in 2012 and 2011
Outstanding–46,326,484 shares in 2012 and 46,228,984 in 2011	788	788
Additional paid-in capital	489,960	490,159
Retained earnings	145,231	140,793
Accumulated other comprehensive income (loss)	(4,717)	(5,379)
Treasury stock–32,457,365 shares in 2012 and 32,554,865 in 2011	(359,409)	(360,590)
Total shareholders' equity	271,853	265,771
Non-controlling interest in real estate partnership	2,933	2,925
Total equity including non-controlling interest	274,786	268,696

Total liabilities and equity	$2,418,264	$2,498,484

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$65,478	$69,936	$79,266
Mortgage-related securities	17,309	16,374	17,445
Investment securities	73	2,877	15,428
Interest-earning deposits	162	158	430
Total interest income	83,022	89,345	112,569
Interest expense:
Deposit liabilities	14,655	19,568	28,606
Borrowings	6,984	7,183	37,664
Advance payments by borrowers for taxes and insurance	2	5	6
Total interest expense	21,641	26,756	66,276
Net interest income	61,381	62,589	46,293
Provision for loan losses	4,545	6,710	49,619
Net interest income (loss) after provision for loan losses	56,836	55,879	(3,326)
Non-interest income:
Service charges on deposits	6,903	6,429	6,126
Brokerage and insurance commissions	3,009	2,844	3,067
Loan related fees and servicing revenue, net	(1,911)	(402)	103
Gain on loan sales activities, net	13,206	5,963	8,571
Gain on sales of investments, net	543	1,113	15,966
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	(889)	(1,794)	–
Non-credit portion of OTTI losses	489	1,405	–
Net OTTI losses	(400)	(389)	–
Loss on real estate held for investment	–	–	(700)
Increase in cash surrender value of life insurance	2,118	2,374	2,405
Other non-interest income	5,791	5,226	5,065
Total non-interest income	29,259	23,158	40,603
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	42,304	38,844	36,009
Occupancy and equipment	11,363	11,514	11,221
Federal insurance premiums	3,308	3,224	4,069
Advertising and marketing	2,139	2,008	2,114
Losses and expenses on foreclosed real estate, net	6,725	7,059	8,266
Other non-interest expense	10,218	9,681	8,798
	76,057	72,330	70,477
Goodwill impairment	–	52,570	–
Loss on early prepayment of FHLB borrowings	–	–	89,348
Total non-interest expense	76,057	124,900	159,825
Income (loss) before income taxes	10,038	(45,863)	(122,548)
Income tax expense (benefit)	3,336	1,752	(49,909)
Net income (loss) before non-controlling interest	6,702	(47,615)	(72,639)
Net loss (income) attributable to non-controlling interests	52	50	(1)
Net income (loss)	$6,754	$(47,565)	$(72,640)

Per share data:
Earnings (loss) per share–basic	$0.15	$(1.03)	$(1.59)
Earnings (loss) per share–diluted	$0.15	$(1.03)	$(1.59)
Cash dividends per share paid	$0.05	$0.06	$0.20

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Total Comprehensive Income

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)

Net income (loss) before non-controlling interest	$6,702	$(47,615)	$(72,639)
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of deferred income taxes of $(196) in 2012 and $(563) in 2011	(293)	(842)	–
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $1,593 in 2012, $5,028 in 2011, and $6,259 in 2010	2,378	7,511	9,347
Reclassification adjustment for gain on securities included in income, net of income taxes of $(218) in 2012, $(446) in 2011, and $(6,403) in 2010	(325)	(667)	(9,563)
	1,760	6,002	(216)
Defined benefit pension plans:
Pension asset, net of deferred income taxes of $(732) in 2012, $(2,990) in 2011, and $(2,850) in 2010	(1,098)	(4,484)	(4,275)
	(1,098)	(4,484)	(4,275)
Total other comprehensive income, net of income taxes	662	1,518	(4,491)
Total comprehensive income before non-controlling interest	7,364	(46,097)	(77,130)
Comprehensive loss (income) attributable to non-controlling interest	52	50	(1)

Total comprehensive income (loss)	$7,416	$(46,047)	$(77,131)

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest in Real Estate Partnership	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2009	$788	$499,376	$272,518	$(347)	$(2,406)	$(367,452)	$2,924	$405,401
Net loss	–	–	(72,640)	–	–	–	–	(72,640)
Net income attributable to non-controlling interest	–	–	–	–	–	–	1	1
Other comprehensive loss	–	–	–	–	(4,491)	–	–	(4,491)
Purchase of treasury stock	–	–	–	–	–	(5,029)	–	(5,029)
Issuance of management recognition plan shares	–	(332)	–	–	–	332	–	–
Committed ESOP shares	–	408	–	347	–	–	–	755
Exercise of stock options	–	(5,212)	–	–	–	5,596	–	384
Share based payments	–	137	–	–	–	–	–	137
Cash dividends ($0.20 per share)	–	–	(8,640)	–	–	–	–	(8,640)
Balance at December 31, 2010	$788	$494,377	$191,238	–	$(6,897)	$(366,553)	$2,925	$315,878
Net loss	–	–	(47,565)	–	–	–	–	(47,565)
Net loss attributable to non-controlling interest	–	–	–	–	–	–	(50)	(50)
Other comprehensive income	–	–	–	–	1,518	–	–	1,518
Equity contribution by non-controlling interest	–	–	–	–	–	–	50	50
Issuance of management recognition plan shares	–	(123)	–	–	–	123	–	–
Exercise of stock options	–	(4,375)	–	–	–	5,840	–	1,465
Share based payments	–	280	–	–	–	–	–	280
Cash dividends ($0.06 per share)	–	–	(2,880)	–	–	–	–	(2,880)
Balance at December 31, 2011	$788	$490,159	$140,793	–	$(5,379)	$(360,590)	$2,925	$268,696
Net income	–	–	6,754	–	–	–	–	6,754
Net loss attributable to non-controlling interest	–	–	–	–	–	–	(52)	(52)
Other comprehensive income	–	–	–	–	662	–	–	662
Equity contribution by non-controlling interest	–	–	–	–	–	–	60	60
Issuance of management recognition plan shares	–	(1,181)	–	–	–	1,181	–	–
Share based payments	–	982	–	–	–	–	–	982
Cash dividends ($0.05 per share)	–	–	(2,316)	–	–	–	–	(2,316)
Balance at December 31, 2012	$788	$489,960	$145,231	–	$(4,717)	$(359,409)	$2,933	$274,786

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Operating activities:
Net income (loss)	$6,754	$(47,565)	$(72,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,545	6,710	49,619
Loss on foreclosed real estate, net	5,525	4,926	6,346
Provision for depreciation	2,569	2,576	2,600
Goodwill impairment	–	52,570	–
Net OTTI losses	400	389	–
Amortization of mortgage servicing rights	3,904	2,747	3,277
Increase (decrease) in valuation on MSRs	1,528	862	(281)
Net premium amortization on securities	4,608	3,923	2,068
Loans originated for sale	(446,358)	(272,785)	(434,388)
Proceeds from loan sales	463,165	294,134	414,808
Gain on loan sales activities, net	(13,206)	(5,963)	(8,571)
Gain on sales of investments, net	(543)	(1,113)	(15,966)
Loss on real estate held for investment	–	–	700
Loss on early repayment of FHLB borrowings	–	–	89,348
Deferred income tax expense (benefit)	3,286	1,830	(32,075)
Other, net	7,850	40,591	(28,689)
Net cash provided (used) by operating activities	44,027	83,832	(23,844)
Investing activities:
Purchases of investment securities available-for-sale	–	–	(3,118,204)
Proceeds from maturities of investment securities available-for-sale	–	205,825	3,506,718
Proceeds from sale of investment securities available-for-sale	20,938	21,950	–
Purchases of mortgage-related securities available-for-sale	(51,374)	(507,052)	(819,675)
Principal payments on mortgage-related securities available-for-sale	260,953	167,587	187,664
Proceeds from sale of mortgage-related securities available-for-sale	–	–	1,074,730
Purchases of mortgage-related securities held-to-maturity	(158,915)	–	–
Principal payments on mortgage-related securities held-to-maturity	902	–	–
Redemption of FHLB stock	30,251	–	–
Net decrease (increase) in loans receivable	(100,209)	(47,661)	112,261
Proceeds from sale of foreclosed properties	18,801	19,822	6,259
Net purchases of premises and equipment	(2,689)	(1,840)	(2,049)
Net cash provided (used) by investing activities	18,658	(141,369)	947,704

(continued)

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Financing activities:
Net cash outflows from deposit liabilities	$(153,764)	$(56,647)	$(59,198)
Proceeds from long-term borrowings	158,935	4,270	–
Repayments on long-term borrowings, including loss on prepayment	(101,240)	(1,113)	(846,393)
Net increase in advance payments by borrowers for taxes and insurance	1,764	495	189
Cash dividends	(2,316)	(2,880)	(8,640)
Purchase of treasury stock	–	–	(5,029)
Other, net	60	1,515	385
Net cash used in financing activities	(96,561)	(54,360)	(918,686)
Increase (decrease) in cash and cash equivalents	(33,876)	(111,897)	5,174
Cash and cash equivalents at beginning of year	120,935	232,832	227,658
Cash and cash equivalents at end of year	$87,059	$120,935	$232,832

Supplemental information:
Cash received (paid) in period for:
Interest on deposits and borrowings	$(21,915)	$(28,434)	$(68,070)
Income taxes	(173)	23,412	(5,062)
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	13,054	49,465	22,407

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies

Business Bank Mutual Corporation (the “Company”), a Wisconsin corporation, is a federally-registered unitary savings and loan holding company which holds all of the outstanding shares of Bank Mutual, a federal savings bank (the “Bank”).

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

Cash and Cash Equivalents The Company considers interest-bearing deposits in banks and federal funds sold that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank of Chicago. The average amount of required reserve balances for each of the years ended December 31, 2012 and 2011, was approximately $25.

Federal Home Loan Bank Stock Stock of the Federal Home Loan Bank of Chicago (“FHLB of Chicago”) is owned due to membership requirements and is carried at cost, which is its redemption value, and is included in other assets. FHLB stock is periodically reviewed for impairment based on management’s assessment of the ultimate recoverability of the investment rather than temporary declines in its estimated fair value.

Securities Available-for-Sale and Held-to-Maturity Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Held-to-maturity securities are stated at amortized cost.

The amortized cost of securities classified as available-for-sale or held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the securities. Such accretion or amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses and declines in value judged to be other-than-temporary are included in net gain or loss on sales of securities and are based on the specific identification method.

Impairment of available-for-sale and held-to-maturity securities is evaluated considering numerous factors, and their relative significance varies case-by-case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of a security; and the Company’s intent and/or likely need to sell the security before its anticipated recovery in fair value. Further, if the Company does not expect to recover the entire amortized cost of the security (i.e., a credit loss is expected), the Company will be unable to assert that it will recover its cost basis even if it does not intend to sell the security. If, based upon an analysis of each of these factors, it is determined that the impairment is other-than-temporary, the carrying value of the security is written down through earnings by the amount of the expected credit loss.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

Loans held-for-sale, which generally consists of recently originated fixed-rate residential mortgage loans, are recorded at market value determined on an individual loan basis. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

Foreclosed Properties and Repossessed Assets Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Costs related to the development and improvement of property are capitalized provided such costs do not result in a carrying value in excess of the property’s fair value less estimated costs to sell, in which case such costs are expensed.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

Goodwill In 2011 the Company determined that goodwill recorded as a result of the purchase of financial institutions in 1997 and 2000 was impaired. The Company performed an interim goodwill impairment test during that period as a result of a number of developments including the decline in the Company’s stock price and market capitalization and the announcement that the Company and Bank had each entered into a separate MOU with their primary regulators (these MOUs were terminated in 2013). To determine the fair value of goodwill, as well as the amount of the impairment, the Company obtained a third-party independent appraisal of the Company, which consists of a single reporting unit, and its assets and liabilities. The fair value of the Company was estimated using a weighted average of three valuation methodologies, including a public market peers approach, a comparable transactions approach, and a discounted cash flow approach. A comparison of the weighted average value from these approaches to the net carrying value of the Company indicated that potential impairment existed. The weighted average value of the Company was subsequently compared to the estimated net fair value of the Company’s individual assets and liabilities. As a result of this comparison, the Company concluded that goodwill was impaired and recorded an impairment charge of $52,570 in 2011, which represented the total amount of the Company’s goodwill. The goodwill impairment was not deductible for income tax purposes.

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

Earnings (Loss) Per Share Basic and diluted earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. ESOP shares committed to be released are considered outstanding for basic EPS calculations. Vested shares of restricted stock which have been awarded under the management recognition plan (“MRP”) provisions of the Company's 2004 Stock Incentive Plan are also considered outstanding for basic EPS. Non-vested MRP and stock option shares are considered dilutive potential common shares and are included in the weighted-average number of shares outstanding for diluted EPS.

Pension Costs The Company has both defined benefit and defined contribution plans. The Company’s net periodic pension cost of the defined benefit plans consist of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the plans, amortization of prior service cost, and amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants. The costs associated with the defined contribution plan consist of a predetermined percentage of compensation, which is determined by the Company’s board of directors.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

Recent Accounting Changes In July 2010 the FASB issued new accounting guidance related to certain disclosures about the credit quality of financing receivables, allowances for credit losses, and troubled debt restructurings. Certain aspects of the new guidance were effective for reporting periods ending after December 15, 2010, which for the Company was the fourth quarter of 2010. Certain other aspects of the new guidance, as subsequently amended, were not effective until the accounting periods beginning after June 15, 2011, which for the Company was the third quarter of 2011. The Company's adoption of this new guidance had no impact on its financial condition, results of operations or liquidity, although it does affect matters that are disclosed in the financial statements related to the Company’s loans receivable.

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

During the second quarter of 2011 the FASB issued new accounting guidelines related to (i) accounting for repurchase agreements, (ii) certain fair value measurements of assets, liability, and instruments classified in shareholders’ equity, and (iii) presentation of net income, other comprehensive income, and total comprehensive income (certain aspects the adoption of which were deferred indefinitely in the fourth quarter of 2011). These new guidelines were effective for the first interim period beginning on or after December 15, 2011, which was the first quarter of 2012 for the Company. The Company's adoption of these guidelines did not have a material impact on its financial condition, results of operations, or liquidity. However, the guidelines do affect how matters are disclosed in the financial statements.

During the fourth quarter of 2011 the FASB issued new accounting guidelines related to (i) the determination of whether a parent should derecognize the in-substance real estate of a subsidiary that is in-substance real estate when the parent ceases to have a controlling financial interest in the subsidiary and (ii) the disclosure of both gross information and net information about instruments eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. Item (i) was effective for the Company in the third quarter of 2012. The adoption of this item did not have a material impact on its financial condition, results of operation, or liquidity. Item (ii) will be effective for interim and fiscal periods beginning on or after January 1, 2013, which for the Company will be the first quarter of 2013. The Company's adoption of item (ii) is not expected to have a material impact on its financial condition, results of operations, or liquidity. However, the new guidelines may affect matters that will be disclosed in the financial statements.

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

December 31, 2012

(Dollars in thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies (continued)

During the fourth quarter of 2012 the FASB issued new accounting guidance related to subsequent measurement of an indemnification asset recognized in a government-assisted acquisition of a financial institution. This new guidance is effective for fiscal years beginning on or after December 15, 2012, which is the first quarter of 2013 for the Company. The Company has not engaged in these types of transactions. As such, the Company’s adoption of this new guidance in not expected to have a material impact in its financial condition, results of operations, or liquidity.

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$336,289	$7,393	–	$343,682
Federal National Mortgage Association	153,010	2,885	–	155,895
Government National Mortgage Association	36	6	–	42
Private-label CMOs	50,196	1,108	$(738)	50,566
Total available-for-sale	$539,531	$11,392	$(738)	$550,185
Securities held-to-maturity:
Federal National Mortgage Association	$157,558	$6,031	–	$163,589
Total held-to-maturity	$157,558	$6,031	–	$163,589

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$537,935	$11,009	–	$548,944
Federal National Mortgage Association	167,601	2,476	$(57)	170,020
Government National Mortgage Association	767	10	–	777
Private-label CMOs	67,754	540	(6,265)	62,029
Total available-for-sale	$774,057	$14,035	$(6,322)	$781,770

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables identify mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

December 31, 2012
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Securities available-for-sale:
Private-label CMOs	$500	4	$9,703	$238	5	$7,578	$738	$17,281
Total mortgage-related securities	$500	4	$9,703	$238	5	$7,578	$738	$17,281

	December 31, 2011
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Securities available-for-sale:
Federal National Mortgage Association	$57	1	$9,603	–	–	–	$57	$9,603
Private-label CMOs	1	1	448	$6,264	20	$40,523	6,265	40,971
Total mortgage-related securities	$58	2	$10,051	$6,264	20	$40,523	$6,322	$50,574

Certain of the Company’s available-for-sale securities that were in an unrealized loss position at December 31, 2011, consisted of mortgage-related securities issued by government-sponsored entities. As of those dates, the Company believed that it was probable that it would receive all future contractual cash flows related to such securities. The Company does not intend to sell the securities and it is unlikely that it would be required to sell the securities before the recovery of their amortized cost. Accordingly, the Company determined that the unrealized loss on mortgage-related securities issued by government-sponsored entities was temporary as of December 31, 2011.

Except as noted below, the Company also determined that the unrealized loss on its private-label CMOs was temporary as of December 31, 2012 and 2011. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

2.  Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

As of December 31, 2012 and 2011, the Company had private-label CMOs with a fair value of $35,918 and $36,751 respectively, and unrealized losses of $33 and $5,357, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. In 2012 and 2011 the Company recognized $400 and $389, respectively, in net OTTI losses related to its investment on a number of private-label CMOs. The determination of these net OTTI losses was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. The following assumptions were used in determining the amount of the credit loss in 2012: (i) prepayment speeds with a range of 5.5% to 16.5% and a weighted average rate of 9.9%, (ii) default rates with a range of 4.0% to 5.5% and a weighted average rate of 4.4%, (iii) loss severity rates with a range of 40.0% to 52.0% and a weighted average rate of 42.1%, and (iv) current credit enhancements with a range of 0.5% to 4.6% and a weighted average rate of 3.0%. The following assumptions were used in determining the amount of the credit loss in 2011: (i) prepayment speeds with a range of 6.1% to 14.9% and a weighted average rate of 11.6%, (ii) default rates with a range of 3.7% to 5.2% and a weighted average rate of 4.4%, (iii) loss severity rates with a range of 40.0% to 43.0% and a weighted average rate of 40.8%, and (iv) current credit enhancements with a range of 5.1% to 6.7% and a weighted average rate of 5.6%.

The following table contains a summary of OTTI related to credit losses that have been recognized in earnings as of the dates indicated, as well as the end of period values for securities that have experienced such losses:

	Year Ended December 31
	2012	2011	2010
Beginning balance of unrealized OTTI related to credit losses	$389	–	–
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	146	$389	–
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	254	–	–
Net OTTI losses recognized in earnings	400	389	–
Ending balance of unrealized OTTI related to credit losses	$789	$389	–
Adjusted cost at end of period	$9,541	$8,275	–
Estimated fair value at end of period	$9,908	$6,871	–

Results of operations included gross realized gains on the sale of securities available-for-sale of $543, $1,113, and $16,041, 2012, 2011, and 2010, respectively. Gross realized losses on the sale of securities available-for-sale was zero for and 2012 and 2011, and $75 for 2010.

Mortgage-related securities with a fair value of approximately $80,274 and $91,731 at December 31, 2012 and 2011, respectively, were pledged to secure deposits, FHLB advances, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

3.  Loans Receivable

Loans receivable is summarized as follows:	December 31
	2012	2011
Permanent mortgage loans:
One- to four-family	$465,170	$508,503
Multi-family	264,013	247,040
Commercial real estate	263,775	226,195
Total permanent mortgages	992,958	981,738
Construction and development loans:
One- to four-family	18,502	16,263
Multi-family	86,904	29,409
Commercial real estate	11,116	19,907
Land	12,826	16,429
Total construction and development	129,348	82,008
Total mortgage loans	1,122,306	1,063,746
Consumer loans:
Fixed term home equity	116,988	102,561
Home equity lines of credit	81,898	86,540
Student	12,915	15,711
Home improvement	24,910	24,237
Automobile	1,814	2,228
Other	8,388	7,177
Total consumer loans	246,913	238,454
Commercial business loans	132,436	87,715
Gross loans receivable	1,501,655	1,389,915
Undisbursed loan proceeds	(76,703)	(41,859)
Allowance for loan losses	(21,577)	(27,928)
Deferred fees and costs, net	(1,129)	(492)
Total loans receivable, net	$1,402,246	$1,319,636

The Company’s first mortgage loans and home equity lines of credit are primarily secured by properties that are located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, and Minnesota.

At December 31, 2012 and 2011, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $281,000 and $204,000, respectively, were pledged to secure FHLB advances.

The unpaid principal balance of loans serviced for others was $1,147,722 and $1,102,126 at December 31, 2012 and 2011, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

	December 31, 2012
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Allowance for loan losses:
Beginning balance	$3,201	$7,442	$9,467	$4,506	$1,214	$2,098	$27,928
Provision	3,162	(1,958)	1,825	803	1,015	(302)	4,545
Charge-offs	(3,182)	(857)	(4,894)	(2,693)	(812)	(136)	(12,574)
Recoveries	86	568	956	1	41	26	1,678
Ending balance	$3,267	$5,195	$7,354	$2,617	$1,458	$1,686	$21,577
Loss allowance individually evaluated for impairment	$191	$914	$123	$295	$456	$62	$2,041
Loss allowance collectively evaluated for impairment	$3,076	$4,281	$7,231	$2,322	$1,002	$1,624	$19,536

Loan receivable balances at December 31, 2012:
Loans individually evaluated for impairment	$8,344	$6,967	$24,130	$14,825	$1,631	$1,741	$57,638
Loans collectively evaluated for impairment	451,154	257,046	239,645	43,492	245,282	130,695	1,367,314
Total loans receivable	$459,498	$264,013	$263,775	$58,317	$246,913	$132,436	$1,424,952

	December 31, 2011
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Allowance for loan losses:
Beginning balance	$3,726	$9,265	$21,885	$10,141	$1,427	$1,541	$47,985
Provision	2,473	199	802	1,343	803	1,090	6,710
Charge-offs	(3,047)	(5,035)	(15,286)	(2,737)	(1,036)	(551)	(27,692)
Recoveries	49	248	40	550	20	18	925
Transfers	–	2,765	2,026	(4,791)	–	–	–
Ending balance	$3,201	$7,442	$9,467	$4,506	$1,214	$2,098	$27,928
Loss allowance individually evaluated for impairment	$364	$2,357	$1,884	$3,196	$376	$128	$8,305
Loss allowance collectively evaluated for impairment	$2,837	$5,085	$7,583	$1,310	$838	$1,970	$19,623

Loan receivable balances at December 31, 2011:
Loans individually evaluated for impairment	$16,075	$24,108	$37,006	$20,075	$1,695	$4,668	$103,627
Loans collectively evaluated for impairment	486,456	222,711	187,230	28,226	236,759	83,047	1,244,429
Total loans receivable	$502,531	$246,819	$224,236	$48,301	$238,454	$87,715	$1,348,056

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which the various factors were applied, resulted in a reduction of $87 in 2012 and an increase of $3,209 and $7,636 in 2011 and 2010, respectively, in the total allowance for loan losses. The transfers noted in 2011 were the result of reclassifying certain construction loans to permanent loans as a result of completed construction.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2012
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
One- to four-family	$797	$797	$191	$2,528	–
Multi-family	3,875	4,038	914	12,701	$106
Commercial real estate:
Office	132	143	74	992	1
Retail/wholesale/mixed	516	535	49	1,833	19
Industrial/warehouse	–	–	–	379	–
Other	–	–	–	240	–
Total commercial real estate	648	678	123	3,444	20
Construction and development:
One- to four-family	–	–	–	69	–
Multi-family	–	–	–	1,117	–
Commercial real estate	–	–	–	689	–
Land	500	530	295	2,069	3
Total construction and development	500	530	295	3,944	3
Consumer:
Home equity	424	424	397	354	–
Student	–	–	–	–	–
Other	59	59	59	77	–
Total consumer	483	483	456	431	–
Commercial business:
Term loans	102	108	62	207	1
Lines of credit	–	–	–	37	–
Total commercial business	102	108	62	244	1
Total with an allowance recorded	$6,405	$6,634	$2,041	$23,292	$130

Impaired loans with no allowance recorded:
One- to four-family	$7,395	$8,897	–	$9,426	$219
Multi-family	2,949	4,952	–	4,286	478
Commercial real estate:
Office	1,328	2,005	–	3,163	41
Retail/wholesale/mixed	4,790	8,861	–	6,704	270
Industrial/warehouse	228	325	–	609	16
Other	–	292	–	978	–
Total commercial real estate	6,346	11,483	–	11,454	327
Construction and development:
One- to four-family	–	–	–	19–	–
Multi-family	–	107	–	29	–
Commercial real estate	–	–	–	685	–
Land	437	1,936	–	1,019	8
Total construction and development	437	2,043	–	1,752	8
Consumer:
Home equity	1,090	1,090	–	1,041	42
Student	–	–	–	–	–
Other	–	13	–	87	4
Total consumer	1,090	1,103	–	1,128	46
Commercial business:
Term loans	533	684	–	632	29
Lines of credit	58	173	–	382	4
Total commercial business	591	857	–	1,014	33
Total with no allowance recorded	$18,808	$29,335	–	$29,060	$1,111

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

	December 31, 2011
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
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

December 31, 2012

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2012
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$450,078	$948	$128	$8,344	$459,498
Multi-family	218,918	36,126	2,002	6,967	264,013
Commercial real estate:
Office	44,678	10,938	15,471	5,605	76,692
Retail/wholesale/mixed use	90,668	11,102	15,949	14,657	132,376
Industrial/warehouse	39,758	5,031	1,292	1,266	47,347
Other	4,758	–	–	2,602	7,360
Total commercial real estate	179,862	27,071	32,712	24,130	263,775
Construction and development:
One- to four-family	10,259	–	–	–	10,259
Multi-family	14,656	–	–	12,621	27,277
Commercial real estate	7,425	–	621	–	8,046
Land	10,392	139	–	2,204	12,735
Total construction/development	42,732	139	621	14,825	58,317
Consumer:
Home equity	222,282	–	–	1,514	223,796
Student	12,915	–	–	–	12,915
Other	10,085	–	–	117	10,202
Total consumer	245,282	–	–	1,631	246,913
Commercial business:
Term loans	67,879	1,651	280	943	70,753
Lines of credit	56,127	2,772	1,986	798	61,683
Total commercial business	124,006	4,423	2,266	1,741	132,436
Total	$1,260,878	$68,707	$37,729	$57,638	$1,424,952

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at December 31, 2012 and 2011. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at December 31, 2012 and 2011.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	December 31, 2012
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
One- to four-family	$6,083	$3,412	$6,311	$15,806	$443,692	$459,498	$8,192
Multi-family	661	–	2,734	3,396	260,617	264,013	6,824
Commercial real estate:
Office	–	–	719	719	75,973	76,692	1,460
Retail/wholesale/mixed	3,262	189	2,118	5,568	126,808	132,376	5,306
Industrial/warehouse	–	2,325	160	2,485	44,861	47,347	228
Other	–	–	–	–	7,360	7,360	–
Total commercial real estate	3,262	2,514	2,997	8,772	255,002	263,775	6,994
Construction and development:
One- to four-family	–	–	–	–	10,259	10,259	–
Multi-family	563	–	–	563	26,715	27,277	–
Commercial real estate	–	–	–	–	8,046	8,046	–
Land	44	–	147	191	12,544	12,735	937
Total construction	607	–	147	754	57,564	58,317	937
Consumer:
Home equity	851	192	1,514	2,556	221,240	223,796	1,514
Student	210	196	584	990	11,925	12,915	–
Other	49	17	59	124	10,078	10,202	59
Total consumer	1,110	405	2,157	3,670	243,243	246,913	1,573
Commercial business:
Term loans	–	184	261	445	70,308	70,753	635
Lines of credit	191	–	58	249	61,434	61,683	58
Total commercial	191	184	319	694	131,742	132,436	693
Total	$11,914	$6,515	$14,665	$33,092	$1,391,860	$1,424,952	$25,213

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

As of December 31, 2012 and 2011, $584 and $696 in student loans, respectively, were 90-days past due, but remained on accrual status. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. There were two commercial real estate loans with balances of $183, and eleven one-to-four family loans with balances of $2,448 added to TDRs during the year ended December 31, 2012. There were no loans that had a payment default in the twelve months ended December 31, 2012, that were restructured during that period. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

4. Mortgage Servicing Rights

The activity in mortgage servicing rights during the years ended December 31 is presented in the following table.

	2012	2011	2010
Mortgage servicing rights at beginning of year	$8,269	$7,775	$7,186
Additions	4,852	3,241	3,866
Amortization	(3,904)	(2,747)	(3,277)
Mortgage servicing rights at end of year	9,217	8,269	7,775
Valuation allowance	(2,396)	(868)	(6)
Mortgage servicing rights at end of year	$6,821	$7,401	$7,769

The following table shows the estimated future amortization expense for mortgage servicing rights for the years ended December 31:

2013	$1,097
2014	1,077
2015	1,060
2016	1,038
2017	948
Thereafter	1,601
Total	$6,821

The projection of amortization for mortgage servicing rights is based on existing asset balances and the interest rate environment as of December 31, 2012. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, loan prepayments, and market conditions.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

5. Other Assets

Other assets are summarized as follow:

	December 31
	2012	2011
Accrued interest:
Loans receivable	$4,636	$4,664
Mortgage-related securities	1,610	1,851
Interest-bearing deposits in banks	11	6
Total accrued interest	6,257	6,521
Bank-owned life insurance	58,609	56,604
Premises and equipment, net	50,536	50,423
Federal Home Loan Bank stock, at cost	15,841	46,092
Deferred tax asset, net	34,211	37,454
Prepaid FDIC insurance premiums	2,477	5,673
Other assets	21,764	22,059
Total other assets	$189,695	$224,826

Premises and equipment are summarized as follows:	December 31
	2012	2011
Land and land improvements	$17,787	$17,655
Office buildings	54,438	53,139
Furniture and equipment	18,576	18,951
Leasehold improvements	940	1,208
Total cost	91,741	90,953
Accumulated depreciation and amortization	(41,205)	(40,530)
Total premises and equipment, net	$50,536	$50,423

Depreciation expense for 2012, 2011, and 2010 was $2,569, $2,576, and $2,600, respectively.

The Company leases various branch offices, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2033. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2012:

Amount
2013	964
2014	908
2015	832
2016	703
2017	420
Thereafter	2,986
Total	$6,813

Rent expense was $955, $1,002, and $969, in 2012, 2011, and 2010, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

6. Deposits Liabilities

Deposit liabilities are summarized as follows:

	December 31
	2012	2011
Checking accounts:
Non-interest-bearing	$143,684	$112,211
Interest-bearing	236,380	229,990
Total checking accounts	380,064	342,201
Money market accounts	458,762	432,248
Savings accounts	217,170	204,263
Certificate of deposits:
Due within one year	618,487	709,362
After one but within two years	159,340	250,613
After two but within three years	16,997	61,291
After three but within four years	7,994	13,301
After four but within five years	9,085	8,384
Total certificates of deposit	811,903	$1,042,951
Total deposit liabilities	$1,867,899	$2,021,663

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more was $220,923 and $291,385 at December 31, 2012 and 2011, respectively.

Interest expense on deposits was as follows:

	Year Ended December 31
	2012	2011	2010
Interest-bearing checking accounts	$51	$85	$107
Money market accounts	716	1,696	2,075
Savings accounts	63	78	104
Certificate of deposits	13,825	17,710	26,320
Total interest expense on deposit liabilities	$14,655	$19,568	$28,606

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

7. Borrowings

Borrowings consist of the following:

	December 31, 2012		December 31, 2011
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
Federal Home Loan Bank advances maturing in:
2012	–	–	$100,000	4.52%
2013	$217	4.17%	233	4.17
2014	–	–	–	–
2015	23,450	0.80	–	–
2016	23,450	1.04	–	–
2017 and thereafter	163,669	2.74	52,858	5.00
Total borrowings	$210,786	2.34%	$153,091	4.69%

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

At December 31, 2012 and 2011, the Company had lines of credit with two financial institutions that totaled $10,000 as of both dates. At December 31, 2012 and 2011, there were no amounts outstanding on these lines of credit.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2012, that the Bank met all capital adequacy requirements. Management is not aware of any conditions or events, which would change the Bank’s status as well capitalized.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

8. Shareholders’ Equity (continued)

The Bank’s actual and required regulatory capital amounts and ratios as of December 31, 2012 and 2011, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital	$264,012	18.02%	$117,195	8.00%	$146,494	10.00%
(to risk-weighted assets)
Tier 1 capital	245,660	16.77	58,598	4.00	87,897	6.00
(to risk-weighted assets)
Tier 1 capital	245,660	10.28	95,553	4.00	119,441	5.00
(to adjusted total assets)

As of December 31, 2011:
Total capital	$253,815	18.34%	$110,714	8.00%	$138,392	10.00%
(to risk-weighted assets)
Tier 1 capital	236,516	17.09	55,354	4.00	83,035	6.00
(to risk-weighted assets)
Tier 1 capital	236,516	9.59	98,601	4.00	123,252	5.00
(to adjusted total assets)

The following table presents reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	December 31, 2012		December 31, 2011
	Risk- Based Capital	Tier 1 (Core) Capital	Risk- Based Capital	Tier 1 (Core) Capital
Stockholder’s equity according to the Bank’s records	$269,446	$269,446	$264,928	$264,928
Net unrealized gain on securities available for sale, net of taxes	(6,380)	(6,380)	(4,619)	(4,619)
Additional minimum pension asset, net of taxes	11,098	11,098	9,998	9,998
Goodwill and intangibles	(395)	(395)	(594)	(594)
Investment in “non-includable” subsidiaries	(3,109)	(3,109)	(3,197)	(3,197)
Disallowed deferred tax assets	(25,000)	(25,000)	(30,000)	(30,000)
Allowance for loan losses	18,352	–	17,299	–
Regulatory capital	$264,012	$245,660	$253,815	$236,516

The following table summarizes the components of accumulated other comprehensive income (loss), net of related income tax effects, as of the dates shown:

	December 31
	2012	2011
Net unrealized gain on securities available-for-sale	$6,380	$4,619
Qualified and supplemental defined benefit plans	(10,998)	(9,908)
Other post-retirement benefit plans	(99)	(90)
Accumulated other comprehensive loss	$(4,717)	$(5,379)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

9. Earnings (Loss) Per Share

The computation of the Company’s basic and diluted earnings (loss) per share is presented in the following table.

	Year Ended December 31
	2012	2011	2010
Basic earnings (loss) per share:
Net income (loss)	$6,754	$(47,565)	$(72,640)
Weighted average shares outstanding	46,184,264	46,038,686	45,529,126
Allocated ESOP shares during the period	–	–	63,088
Vested MRP shares during the period	7,104	6,978	4,276
Basic shares outstanding	46,191,368	46,045,664	45,596,490
Basic earnings (loss) per share	$0.15	$(1.03)	$(1.59)

Diluted earnings (loss) per share:
Net income (loss)	$6,754	$(47,565)	$(72,640)
Weighted average shares outstanding used in basic earnings (loss) per share	46,191,368	46,045,664	45,569,490
Net dilutive effect of:
Stock option shares	8,654	–	–
Non-vested MRP shares	9,557	–	–
Diluted shares outstanding	46,209,579	46,045,664	45,569,490
Diluted earnings (loss) per share	$0.15	$(1.03)	$(1.59)

The Company had stock options for 2,268,500, 2,382,500, and 1,974,000 shares outstanding at December 31, 2012, 2011, and 2010, respectively, which were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive. These shares had weighted average exercise prices of $9.37, $9.46, and $10.56, as of those same dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $198 in 2012, $173 in 2011 and $169 in 2010.

The Company also has a qualified defined benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental defined benefit pension plan for certain eligible employees. The supplemental pension plan is funded through a "rabbi trust" arrangement. The benefits under these plans are generally based on years of service and the employee’s average annual compensation for five consecutive calendar years in the last ten calendar years which produces the highest average. The Company’s funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.

Effective January 1, 2013, the Company closed the qualified defined benefit pension plan to employees that were not eligible to participate in the plan as of that date, as well as any employees hired after that date. In addition, effective for service performed after March 1, 2013, the Company reduced certain benefits paid under the qualified and supplemental plans related to any employee service performed after that date.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The changes in plan assets and benefit obligations at December 31, 2012 and 2011, are presented in the following table.

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$47,107	$40,658	–	–
Actual return on plan assets	5,476	2,489	–	–
Employer contributions	–	5,000	$297	$297
Benefits paid	(1,171)	(1,040)	(297)	(297)
Fair value of plan assets at end of year	51,412	47,107	–	–
Change in benefit obligation:
Benefit obligation at beginning of year	54,144	43,404	9,102	7,959
Service cost	2,898	2,505	116	46
Interest cost	2,254	2,275	377	417
Actuarial loss	4,713	7,000	1,326	977
Benefits paid	(1,171)	(1,040)	(297)	(297)
Benefit obligation at end of year	62,838	54,144	10,624	9,102
Funded status at the end of the year	$(11,426)	$(7,037)	$(10,624)	$(9,102)

The underfunded status of the qualified and supplemental pension plans at December 31, 2012, are recognized in the statement of condition as accrued pension liability, which is included as a component of other liabilities.

The following tables summarize the changes in pension plan assets and benefit obligations recognized in accumulated other comprehensive income (loss), net of related income tax effect, for the periods indicated:

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2012	2011	2012	2011
Balance in accumulated other comprehensive income (loss) at the beginning of year	$(9,542)	$(5,792)	$(366)	$217
Change in unrecognized loss	(302)	(3,750)	(796)	(549)
Change in prior service cost	–	–	8	(34)
Total recognized in other comprehensive loss	(302)	(3,750)	(788)	(583)
Balance in accumulated other comprehensive loss at the end of year	$(9,844)	$(9,542)	$(1,154)	$(366)

The $1,154 in accumulated other comprehensive loss as of December 31, 2012, for the supplemental pension plan consisted of $1,128 in unrecognized loss and $26 in prior service costs. All other period-end balances in the table consisted of unrecognized loss.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The estimated net of tax costs that will be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year is $1,732 for the qualified plan. The accumulated benefit obligations for the defined benefit pension plan were $58,965 at December 31, 2012, and $50,874 at December 31, 2011.

The assumptions used to determine the benefit obligation as of December 31 is as follows:

	2012	2011
Discount rate	3.70%	4.21%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets (qualified plan)	6.50%	6.50%

The assumptions used to determine the net cost for the years ended December 31 is as follows:

	2012	2011	2010
Discount rate	4.21%	5.32%	5.84%
Rate of increase in compensation levels	3.00%	3.50%	3.50%
Expected long-term rate of return on plan assets (qualified plan)	6.50%	6.50%	6.50%

The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.

Using an actuarial measurement date of December 31, 2012, 2011, and 2010, components of net periodic benefit cost follow:

	2012	2011	2010
Qualified pension plan:
Interest cost	$2,254	$2,275	$2,023
Service cost	2,898	2,505	1,939
Expected return on plan assets	(3,022)	(2,601)	(2,291)
Amortization of net loss	1,759	865	–
Net periodic cost	$3,889	$3,044	$1,671
Supplemental pension plan:
Interest cost	$377	$417	$426
Service cost	116	46	–
Amortization of prior service cost	13	6	–
Net periodic cost	$506	$469	$426

At December 31, 2012, the projected benefit payments for each of the plans are as follows:

	Qualified Pension Plan	Supplemental Pension Plan	Total
2013	$1,368	$297	$1,665
2014	1,898	1,139	3,037
2015	2,162	968	3,130
2016	2,419	946	3,365
2017	2,667	915	3,582
2018 – 2022	17,204	4,238	21,442
Total	$27,718	$8,503	$36,221

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The following tables summarize the fair value of the Company’s qualified pension plan assets as of the dates indicated:

	December 31, 2012
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market fund	$325	–	$325	–
Equity security	808	$808	–	–
Immediate participation guarantee contract	50,279	–	–	$50,279
Total	$51,412	$808	$325	$50,279

	December 31, 2011
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market fund	$293	–	$293	–
Equity security	632	$632	–	–
Immediate participation guarantee contract	46,182	–	–	$46,182
Total	$47,107	$632	$293	$46,182

The investment objective is to minimize risk. The assets of the qualified pension plan are concentrated in a group annuity contract issued by a life insurance company. Pension plan contributions are maintained in the general account of the insurance company, which invests primarily in corporate and government notes and bonds with ten to fifteen years to maturity. The group annuity contract is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations and considering the credit worthiness of the issuer.

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

	2012	2011
Fair value at the beginning of the period	$46,182	$39,374
Actual return on plan assets	5,268	2,848
Employer contribution	–	5,000
Benefits paid	(1,171)	(1,040)
Fair value at the end of the period	$50,279	$46,182

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The Company has a deferred retirement plan for certain non-officer directors who have provided at least five years of service. All eligible directors’ benefits have vested. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. The Company has funded these arrangements through “rabbi trust” arrangements and, based on actuarial analyses, believes these obligations are adequately funded. The Company also has supplemental retirement plans for certain executives of a financial institution it acquired in 2000. The liabilities related to these plans were $3,453 and $3,362 at December 31, 2012 and 2011 respectively. The net expense related to these plans for the years ended December 31, 2012, 2011, and 2010 was $189, $194, and $221, respectively.

11. Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provides for MRP awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of December 31, 2012, options for 621,362 shares and 520,221 MRP shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $186 for 2012, $120 for 2011, and $91 for 2010. Outstanding non-vested MRP grants had a fair value of $436 and an unamortized cost of $417 at December 31, 2012. The cost of these shares is expected to be recognized over a weighted-average period of 1.7 years.

The Company recorded stock option compensation expenses of $232, $161, and $46, for 2012, 2011, and 2010 respectively. As of December 31, 2012, there was $676 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The following schedule reflects activity in the Company’s vested and non-vested stock options and related weighted average exercise prices for the periods indicated.

	Year Ended December 31
	2012		2011		2010
	Stock Options	Weighted Average Exercise	Stock Options	Weighted Average Exercise	Stock Options	Weighted Average Exercise
Outstanding at beginning of year	2,382,500	$9.4637	2,462,464	$9.0184	3,129,398	$8.1823
Granted	412,500	3.3999	438,500	4.9730	120,000	5.7733
Exercised	–	–	(488,464)	3.2056	(576,934)	3.2056
Forfeited	(124,000)	10.6730	(30,000)	9.1735	(210,000)	10.673
Outstanding at end of year	2,671,000	$8.4711	2,382,500	$9.4637	2,462,464	$9.0184

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

11. Stock-Based Benefit Plans (continued)

The following table provides additional information regarding the Company’s outstanding options as of December 31, 2012.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$10.6730	1.3	–	–	1,576,000	–
$12.2340	3.5	–	–	50,000	–
$11.1600	5.3	6,400	–	25,600	–
$12.0250	5.6	10,000	–	40,000	–
$7.2260	7.3	30,000	–	20,000	–
$4.7400	8.0	42,000	–	28,000	–
$5.0500	8.0	310,400	–	77,600	–
$4.3000	8.2	20,000	–	5,000	–
$3.7200	8.6	14,000	$8	3,500	$2
$3.3900	9.0	402,500	366	–	–
$3.8000	9.3	10,000	5	–	–
Total		845,300	$379	1,825,700	$2
Weighted average remaining contractual life		8.4 years		2.0 years
Weighted average exercise price		$4.3954		$10.3536

The total intrinsic value of options exercised was $296 and $1,844 during 2011 and 2010, respectively. There were no options exercised in 2012. The weighted average grant date fair value of non-vested options at December 31, 2012, was $1.06 per share. In 2012 no non-vested options were forfeited, 412,500 options were granted, and 126,500 options vested.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 412,500 options granted during 2012: risk free interest rate of 1.50%, dividend yield of 1.18%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. The following weighted-average assumptions were used to value 438,500 options granted during 2011: risk free interest rate of 2.06%, dividend yield of 2.00%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. The following weighted-average assumptions were used to value 120,000 options granted during 2010: risk free interest rate of 2.42%, dividend yield of 2.44%, expected stock volatility of 25.0%, and expected term to exercise of 7.5 years.

The Company maintains an ESOP for employees that had attained at least 21 years of age and completed one year of service as of December 31, 2010. The ESOP is a qualifying plan under Internal Revenue Service guidelines. In 2000 and 2001, the ESOP borrowed a total of $8,999 and purchased 3,271,946 of the Company’s common shares on various dates in 2000, 2001, and 2002. ESOP expense was recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. Beginning in 2001, one-tenth of the shares were scheduled to be released each year. Also, additional shares could have been released as the ESOP trust received cash dividends from the unallocated shares held in the trust. As of December 31, 2011, no shares remained to be allocated in the ESOP. ESOP expense was zero for both of the years ended December 31, 2012 and 2011, and was $782 for the year ended December 31, 2010.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

11. Stock-Based Benefit Plans (continued)

The Company has no stock compensation plans that have not been approved by shareholders.

12. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. The Company is no longer subject to U.S. federal and Minnesota income tax examinations by tax authorities for years prior to 2007 and, for Wisconsin, years prior to 1997. If any interest and/or penalties would be imposed by an appropriate taxing authority, the Company would report the interest component through other non-interest expense and penalties through income tax expense. The Company had no material uncertain tax positions and had not recorded a liability for unrecognized tax benefits as of or during the three years ended December 31, 2012.

The provision for income taxes consists of the following:

	Year Ended December 31
	2012	2011	2010
Current income tax expense (benefit):
Federal	$47	$45	$(17,924)
State	3	(123)	90
Current income tax expense (benefit)	50	(78)	(17,834)
Deferred income tax expense (benefit):
Federal	2,629	1,475	(22,388)
State	657	355	(9,687)
Deferred income tax expense (benefit)	3,286	1,830	(32,075)
Income tax expense (benefit)	$3,336	$1,752	$(49,909)

Income tax expense (benefit) differs from the provision computed at the federal statutory corporate rate as follows:

	Year Ended December 31
	2012	2011	2010
Income (loss) before income taxes	$10,038	$(45,863)	$(122,548)
Tax expense (benefit) at federal statutory rate	$3,531	$(16,035)	$(42,892)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	429	239	(6,269)
Bank-owned life insurance	(741)	(831)	(842)
Goodwill impairment	–	18,399	–
Reversal of valuation allowance, net of federal benefit	–	(135)	–
Other	117	115	94
Income tax expense (benefit)	$3,336	$1,752	$(49,909)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

12. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2012	2011
Deferred tax assets:
Federal net operating losses and AMT credits	$18,441	$18,914
Pension	9,400	10,588
Loan loss reserves	8,662	11,211
State net operating losses	6,172	6,229
Non-deductible losses on foreclosed real estate	2,836	3,365
Deferred compensation	1,558	1,460
Other-than-temporary impairment of investment securities	258	156
Restricted stock amortization	205	154
Other	1,371	1,013
Total deferred tax assets	48,903	53,090
Deferred tax liabilities:
Unrealized gain on investment securities	4,273	3,094
Purchase accounting adjustments	2,967	3,125
Mortgage servicing rights	2,737	2,970
FHLB stock dividends	2,592	5,130
Property and equipment depreciation	1,776	1,095
Other	347	222
Total deferred tax liabilities	14,692	15,636
Net deferred tax asset	$34,211	$37,454

As of December 31, 2012, the Company had $49,623 and $118,701 in net operating loss carryovers for federal and state income tax purposes, respectively, and $1,073 in AMT credit carryovers available to offset against future income. The net operating loss carryovers expire in various years through 2031 if unused. The AMT credit carryovers have no expiration date.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

Off-balance sheet financial instruments or obligations whose contract amounts represent credit risk and/or interest rate risk are summarized in the following table as of the dates indicated:

	December 31
	2012	2011
Unused consumer lines of credit	$152,109	$151,807
Unused commercial lines of credit	75,354	43,518
Commitments to extend credit:
Fixed rate	15,054	23,793
Adjustable rate	20,894	17,197
Undisbursed commercial loans	3,000	870
Standby letters of credit	1,512	410

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

As of December 31, 2012 and 2011, net unrealized gains of $1,215 and $243, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $277 and $507 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

13. Financial Instruments with Off-Balance-Sheet Risk (continued)

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated.

	December 31, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$83,882	$1,414	$52,699	$1,012
Forward commitments	75,750	(199)	62,025	(769)
Net unrealized gains		$1,215		$243

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

14. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the years ended December 31, 2012 and 2011.

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

Mortgage-Related Securities Available-for-Sale and Held-to-Maturity Fair values for these securities are based on price estimates obtained from a third-party independent pricing service. This service utilizes pricing models that vary by asset class and incorporate available trade, bid, ask and other market information of comparable instruments. For structured securities, such as CMOs, the pricing models include cash flow estimates that consider the impact of loan performance data, including, but not limited to, expectations relating to loan prepayments, default rates, and loss severities. Management has reviewed the pricing methodology used by its pricing service to verify that prices are determined in accordance with the fair value guidance specified in GAAP. The Company considers the fair value of mortgage-related securities to be Level 2 in the fair value hierarchy.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

14. Fair Value Measurements (continued)

Loans Held-for-Sale The fair value of loans held-for-sale is based on the current market price for securities collateralized by similar loans. The Company considers the fair value of loans held-for-sale to be Level 2 in the fair value hierarchy.

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of December 31, 2012:

	Weighted- Average	Range
Loan size	$126	$2 - $415
Contractual interest rate	4.02%	2.00% - 7.75%
Constant prepayment rate (“CPR”)	22.32%	15.78% - 29.22%
Remaining maturity in months	259	39 - 417
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$82.66	–
Annual ancillary income per loan (not in thousands)	$54.81	–
Discount rate	3.07%	2.63% - 3.38%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Pools determined to be impaired at December 31, 2012, had an amortized cost basis of $8,523 and a fair value of $6,127 as of that date. Accordingly, the Company recorded a valuation allowance of $2,396 as of December 31, 2012, as well as a corresponding loss of $1,528 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period. Pools determined to be impaired at December 31, 2011, had an amortized cost basis of $6,812 and a fair value of $5,944 as of that date. Accordingly, the Company recorded a valuation allowance of $868 as of December 31, 2011, as well as a corresponding loss of $862 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period.

Federal Home Loan Bank Stock FHLB of Chicago stock is carried at cost, which is its redeemable (fair) value, since the market for this stock is restricted. The Company considers the fair value of FHLB of Chicago stock to be Level 2 in the fair value hierarchy.

Accrued Interest Receivable and Payable The carrying values of accrued interest receivable and payable approximate their fair value. The Company considers the accrued interest receivable and payable to be Level 2 in the fair value hierarchy.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

14. Fair Value Measurements (continued)

Deposit Liabilities and Advance Payments by Borrowers for Taxes and Insurance Fair value for demand deposits equal book value. The Company considers the fair value of demand deposits to be Level 2 in the fair value hierarchy. Fair values for certificate of deposits are estimated using a discounted cash flow calculation that applies current market borrowing interest rates to a schedule of aggregated expected monthly maturities on deposits. The Company considers the fair value of certificates of deposit to be Level 3 in the fair value hierarchy. The advance payments by borrowers for taxes and insurance are equal to their carrying amounts at the reporting date. The Company considers the fair value of advance payments by borrowers to be Level 2 in the fair value hierarchy.

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$87,059	$87,059	$120,935	$120,935
Mortgage related securities available-for-sale	550,185	550,185	781,770	781,770
Mortgage related securities held-to-maturity	157,558	163,589	–	–
Loans held-for-sale	10,739	10,739	19,192	19,192
Loans receivable, net	1,402,246	1,400,415	1,319,636	1,284,651
Mortgage servicing rights, net	6,821	7,032	7,401	7,577
Federal Home Loan Bank stock	15,841	15,841	46,092	46,092
Accrued interest receivable	6,257	6,257	6,521	6,521
Deposit liabilities	1,867,899	1,807,016	2,021,663	1,968,842
Borrowings	210,786	227,957	153,091	167,418
Advance payments by borrowers	4,956	4,956	3,192	3,192
Accrued interest payable	476	476	750	750
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	1,414	1,414	1,012	1,012
Forward commitments to sell loans	(199)	(199)	(769)	(769)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

14. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company’s assets and liabilities as of December 31, 2011 and 2010, that are measured at fair value on a recurring basis.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$10,739	–	$10,739
Mortgage-related securities available-for-sale	–	550,185	–	550,185
Total	–	$560,924	–	$560,924

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$19,192	–	$19,192
Mortgage-related securities available-for-sale	–	781,770	–	781,770
Total	–	$800,962	–	$800,962

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At December 31, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $2,041 was recorded for loans with a recorded investment of $57,638 at December 31, 2012. These amounts were $8,305 and $103,627 at December 31, 2011, respectively. Provision for loan losses related to these loans was $428 and $1,257 in 2012 and 2011, respectively.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of December 31, 2012, $12,170 in foreclosed properties were valued at collateral value compared to $22,655 at December 31, 2011. Losses of $2,497 and $4,639 related to these foreclosed properties valued at collateral value were recorded during the twelve months ended December 31, 2012 and 2011, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements

STATEMENT OF FINANCIAL CONDITION

	December 31
	2012	2011
Assets

Cash and cash equivalents	$3,284	$2,067
Investment in subsidiary	266,513	262,002
Other assets	2,056	1,807

Total assets	$271,853	$265,876

Liabilities and shareholders’ equity

Other liabilities	–	$105
Shareholders’ equity:
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2012 and 2011
Issued–78,783,849 shares in 2012 and 2011
Outstanding–46,326,484 in 2012 and 46,228,984 shares in 2011	$788	788
Additional paid-in capital	489,960	490,159
Retained earnings	145,231	140,793
Accumulated other comprehensive income (loss)	(4,717)	(5,379)
Treasury stock–32,457,365 shares in 2012 and 32,554,865 shares in 2011	(359,409)	(360,590)
Total shareholders’ equity	271,853	265,771

Total liabilities and shareholders’ equity	$271,853	$265,876

STATEMENT OF INCOME

	Year Ended December 31
	2012	2011	2010
Total income	$3	$17	$43
Total expenses	796	863	846
Loss before income taxes	(793)	(846)	(803)
Income tax benefit	(306)	(464)	(313)
Loss before equity in earnings of subsidiary	(487)	(382)	(490)
Equity in earnings (loss) of subsidiary	7,241	(47,183)	(72,150)

Net income (loss)	$6,754	$(47,565)	$(72,640)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

(Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements (continued)

STATEMENT OF TOTAL COMPREHENSIVE INCOME

	Year Ended December 31
	2012	2011	2010
Net income (loss)	$6,754	$(47,565)	$(72,640)
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of deferred income taxes of $(196) in 2012 and $(563) in 2011	(293)	(842)	–
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $1,593 in 2012, $5,028 in 2011, and $6,259 in 2010	2,378	7,511	9,347
Reclassification adjustment for gain on securities included in income, net of income taxes of $(218) in 2012, $(446) in 2011, and $(6,403) in 2010	(325)	(667)	(9,563)
	1,760	6,002	(216)
Defined benefit pension plans:
Pension asset, net of deferred income taxes of $(732) in 2012, $(2,990) in 2011, and $(2,850) in 2010	(1,098)	(4,484)	(4,275)
	(1,098)	(4,484)	(4,275)
Total other comprehensive income, net of income taxes	662	1,518	(4,491)

Total comprehensive income (loss)	$7,416	$(46,047)	$(77,131)

STATEMENT OF CASH FLOWS

	Year Ended December 31
	2012	2011	2010
Operating activities:
Net income (loss)	$6,754	$(47,565)	$(72,640)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss (earnings) of Bank subsidiary	(7,241)	47,183	72,150
Stock-based compensation	88	67	39
Change in other operating activities	(353)	(1,577)	1,547
Net cash provided (used) by operating activities	(752)	(1,892)	1,096
Investing activities:
Dividends from Bank subsidiary	4,130	730	7,450
Other investing activities	(409)	170	78
Net cash provided by investing activities	3,721	900	7,528
Financing activities:
Cash dividends	(2,316)	(2,880)	(8,640)
Purchase of treasury stock	–	–	(5,029)
Proceeds from exercise of stock options	–	1,416	359
Excess tax benefit from exercise of stock options	564	49	26
Payments received on ESOP	–	–	347
Net cash used in financing activities	(1,752)	(1,415)	(12,937)
Decrease in cash and cash equivalents	1,217	(2,407)	(4,313)
Cash and cash equivalents at beginning of year	2,067	4,474	8,787

Cash and cash equivalents at end of year	$3,284	$2,067	$4,474

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012, that the disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment and those criteria, management believes that as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of its audit, has audited the effectiveness of the Company’s internal control over financial reporting. That report can be found on the following page as part of this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Bank Mutual Corporation
Milwaukee, Wisconsin

We have audited the internal control over financial reporting of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 8, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 8, 2013

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Information in response to this item is incorporated herein by reference to “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 6, 2013 (the “2013 Annual Meeting Proxy Statement”).

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Directors' Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Risk Management and Compensation” in the 2013 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2013 Annual Meeting Proxy Statement.

The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders (1)	2,671,000	$8.4711	1,141,583
Equity compensation plans not approved by security holders	None	None	None

(1)	All amounts in these columns relate to the 2004 Plan, which was approved by the shareholders in 2004.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees” and “Certain Transactions and Relationships with the Company” in the 2013 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2013 Annual Meeting Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the Report:

1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of the Company and subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data”:

•	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements.

•	Consolidated Statements of Financial Condition—As of December 31, 2012 and 2011.

•	Consolidated Statements of Income—Years Ended December 31, 2012, 2011, and 2010.

•	Consolidated Statements of Total Comprehensive Income—Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Equity—Years Ended December 31, 2012, 2011, and 2010.

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2012, 2011, and 2010.

•	Notes to Consolidated Financial Statements.

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
March 8, 2013

	By:	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

_________________

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Michael T. Crowley, Jr., Michael W. Dosland, Richard L. Schroeder or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

________________

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

* Each of the above signatures is affixed as of March 8, 2013.

BANK MUTUAL CORPORATION

(“Bank Mutual Corporation” or the “Company”)

Commission File No. 000-32107

EXHIBIT INDEX
TO
2012 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2012:

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company's Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Bank Mutual Corporation Outside Directors’ Retirement Plan	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan **	Exhibit 10.3 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (continuing , as amended, through 2015)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6*	Form of Employment Agreement (with Messrs. Anderegg, Dosland, Larson, and Mayne; continuing through 2013)	Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”)

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.7*	Employment Agreement of Mr. Baumgarten with Bank Mutual dated as of April 5, 2010 (continuing through 2014)	Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2010

10.8(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

10.8(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.9(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Appendix A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.9(b)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Director Stock Option Agreement (superseded)	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

10.9(b)(ii)*	2011 updated Form of Bank Mutual Corporation Director Stock Option Agreement	Exhibit 10.11(b)(ii) to the 2010 10-K

10.9(c)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.1(c ) to the 6/30/04 10-Q

10.9(c)(ii)*	2010 updated Form of Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.11(c )(ii) to the 2010 10-K

10.9(c)(iii)*	2012 alternate Form of Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.10(c)(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”)

10.9(d)*	Form of Restricted Stock Agreement thereunder - Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6/30/04 10-Q

10.9(e)(i)*	Form of Restricted Stock Agreement thereunder—Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6/30/04 10-Q

10.9(e)(ii)*	2011 updated Form of Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.11(e)(ii) to the 2010 10-K

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.9(e)(iii)*	2012 alternate Form of Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.10(e)(iii) to the 2011 10-K

10.10*	Bank Mutual Corporation Management Incentive Plan updated for 2012	Exhibit 10.11(b) to the 2011 10-K

21.1	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

101+	The following materials are furnished from Bank Mutual Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS+	XBRL Instance Document		X

101.SCH+	XBRL Taxonomy Extension Schema Document		X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB+	XBRL Extension Labels Linkbase Document		X

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Mutual Savings Bank is now known as “Bank Mutual.”
+	In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

