Form 10-Q
period 2013-03-31
BANK MUTUAL CORP
filed 2013-05-07
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,420,084 shares, at May 7, 2013.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	March 31	December 31
	2013	2012
	(Dollars in thousands)
Assets

Cash and due from banks	$34,674	$50,030
Interest-earning deposits	94,023	37,029
Cash and cash equivalents	128,697	87,059
Mortgage-related securities available-for-sale, at fair value	487,565	550,185
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $162,006 in 2013 and $163,589 in 2012)	157,047	157,558
Loans held-for-sale	17,221	10,739
Loans receivable (net of allowance for loan losses of $21,445 in 2013 and $21,577 in 2012)	1,398,627	1,402,246
Foreclosed properties and repossessed assets	13,484	13,961
Mortgage servicing rights, net	7,863	6,821
Other assets	183,341	189,695

Total assets	$2,393,845	$2,418,264

Liabilities and equity

Liabilities:
Deposit liabilities	$1,846,481	$1,867,899
Borrowings	207,973	210,786
Advance payments by borrowers for taxes and insurance	14,331	4,956
Other liabilities	48,115	59,837
Total liabilities	2,116,900	2,143,478
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2013 and 2012 Issued and outstanding–none in 2013 and 2012	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2013 and 2012 Issued–78,783,849 shares in 2013 and 2012 Outstanding–46,420,084 shares in 2013 and 46,326,484 in 2012	788	788
Additional paid-in capital	488,982	489,960
Retained earnings	146,847	145,231
Accumulated other comprehensive loss	(4,316)	(4,717)
Treasury stock–32,363,765 shares in 2013 and 32,457,365 in 2012	(358,275)	(359,409)
Total shareholders’ equity	274,026	271,853
Non-controlling interest in real estate partnership	2,919	2,933
Total equity including non-controlling interest	276,945	274,786

Total liabilities and equity	$2,393,845	$2,418,264

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,208	$16,423
Mortgage-related securities	3,927	4,301
Investment securities	13	12
Interest-earning deposits	27	41
Total interest income	20,175	20,777
Interest expense:
Deposit liabilities	2,765	4,055
Borrowings	1,225	1,823
Advance payments by borrowers for taxes and insurance	–	1
Total interest expense	3,990	5,879
Net interest income	16,185	14,898
Provision for loan losses	891	51
Net interest income after provision for loan losses	15,294	14,847
Non-interest income:
Service charges on deposits	1,593	1,559
Brokerage and insurance commissions	691	581
Loan related fees and servicing revenue, net	949	137
Gain on loan sales activities, net	1,861	2,904
Increase in cash surrender value of life insurance	724	527
Other non-interest income	1,614	1,563
Total non-interest income	7,432	7,271
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	11,053	10,575
Occupancy and equipment	3,079	2,954
Federal insurance premiums	807	831
Advertising and marketing	527	599
Losses and expenses on foreclosed real estate, net	1,132	2,779
Other non-interest expense	2,398	2,779
Total non-interest expense	18,996	20,517
Income before income taxes	3,730	1,601
Income tax expense	1,199	462
Net income before non-controlling interest	2,531	1,139
Net loss attributable to non-controlling interest	14	16

Net income	$2,545	$1,155

Per share data:
Earnings per share–basic	$0.05	$0.03
Earnings per share–diluted	$0.05	$0.03
Cash dividends per share paid	$0.02	$0.01

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousand)

Net income before non-controlling interest	$2,531	$1,139
Other comprehensive income, net of tax:
Unrealized holding gains during the period:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $55 in 2013 and $1,449 in 2012	82	2,165
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $212 in 2013 and $97 in 2012	319	145
Total other comprehensive income, net of tax	401	2,310
Total comprehensive income before non-controlling interest	2,932	3,449
Comprehensive loss attributable to non-controlling interest	14	16

Total comprehensive income	$2,946	$3,465

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2013	$788	$489,960	$145,231	$(4,717)	$(359,409)	$2,933	$274,786
Net income	–	–	2,545	–	–	–	2,545
Net loss attributable to non-controlling interest	–	–	–	–	–	(14)	(14)
Other comprehensive income	–	–	–	401	–	–	401
Issuance of management recognition plan shares	–	(1,134)	–	–	1,134	–	–
Share based payments	–	156	–	–	–	–	156
Cash dividends ($0.02 per share)	–	–	(929)	–	–	–	(929)

Balance at March 31, 2013	$788	$488,982	$146,847	$(4,316)	$(358,275)	$2,919	$276,945

Balance at January 1, 2012	$788	$490,159	$140,793	$(5,379)	$(360,590)	$2,925	$268,696
Net income	–	–	1,155	–	–	–	1,155
Net loss attributable to non-controlling interest	–	–	–	–	–	(16)	(16)
Other comprehensive income	–	–	–	2,310	–	–	2,310
Issuance of management recognition plan shares	–	(1,181)	–	–	1,181	–	–
Share based payments	–	104	–	–	–	–	104
Cash dividends ($0.01 per share)	–	–	(463)	–	–	–	(463)

Balance at March 31, 2012	$788	$489,082	$141,485	$(3,069)	$(359,409)	$2,909	$271,786

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31
	2013	2012
	(Dollars in thousands)
Operating activities:
Net income	$2,545	$1,155
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	891	51
Loss on foreclosed real estate, net	883	2,379
Provision for depreciation	655	627
Amortization of mortgage servicing rights	1,008	1,043
Decrease in MSR valuation allowance	(1,114)	(321)
Net premium amortization on securities	581	1,048
Loans originated for sale	(110,350)	(126,898)
Proceeds from loan sales	104,793	124,757
Gain on loan sales activities, net	(1,861)	(2,904)
Other, net	(8,694)	(5,590)
Net cash used by operating activities	(10,663)	(4,653)
Investing activities:
Purchases of mortgage-related securities available-for-sale	–	(51,374)
Purchases of mortgage-related securities held-to-maturity	–	(84,602)
Principal repayments on mortgage-related securities available-for-sale	62,343	58,873
Principal repayments on mortgage-related securities held-to-maturity	344	–
Proceeds from redemption of FHLB of Chicago stock	4,178	18,417
Net decrease (increase) in loans receivable	(404)	10,150
Proceeds from sale of foreclosed properties	2,726	4,238
Net purchases of premises and equipment	(1,101)	(690)
Net cash provided (used) by investing activities	68,086	(44,988)
Financing activities:
Net increase (decrease) in deposit liabilities	(21,418)	11,283
New long-term borrowings	–	30,000
Repayments of borrowings	(2,813)	(305)
Net increase in advance payments by borrowers for taxes and insurance	9,375	9,902
Cash dividends	(929)	(463)
Net cash provided (used) by financing activities	(15,785)	50,417
Increase in cash and cash equivalents	41,638	776
Cash and cash equivalents at beginning of period	87,059	120,935
Cash and cash equivalents at end of period	$128,697	$121,711

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$3,690	$5,873
Income taxes	–	2
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	3,132	5,777
Due to brokers for securities purchases	–	66,162

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

During the fourth quarter of 2011 the Financial Accounting Standards Board (“FASB”) issued new accounting guidelines related to (i) the determination of whether a parent should derecognize the in-substance real estate of a subsidiary that is in-substance real estate when the parent ceases to have a controlling financial interest in the subsidiary and (ii) the disclosure of both gross information and net information about instruments eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. Item (ii) was amended in the first quarter of 2013 to clarify the scope of disclosures about derivatives that are offset in the statement of condition or are subject to a master netting arrangement. Item (i) was effective for the Company in the third quarter of 2012. The adoption of this item did not have a material impact on its results of operations or financial condition. Item (ii) is effective for interim and fiscal periods beginning on or after January 1, 2013, which is the first quarter of 2013 for the Company. The Company's adoption of item (ii) did not have a material impact on its financial condition, results of operations, or financial disclosures.

During the third quarter of 2012 the FASB issued new accounting guidance related to testing indefinite-lived intangible assets for impairment. This new guidance was effective for years beginning after September 15, 2012, which was the first quarter of 2013 for the Company. The Company’s adoption of this new guidance did not have a material impact on its results of operations or financial condition.

During the fourth quarter of 2012 the FASB issued new accounting guidance related to subsequent measurement of an indemnification asset recognized in a government-assisted acquisition of a financial institution. This new guidance was effective for fiscal years beginning on or after December 15, 2012, which was the first quarter of 2013 for the Company. The Company has not engaged in these types of transactions. As such, the Company’s adoption of this new guidance did not have a material impact on its results of operations or financial condition.

During the first quarter of 2013 the FASB issued new accounting guidance (i) to improve the reporting of reclassifications out of accumulated other comprehensive income; and (ii) for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Item (i) is effective for fiscal years beginning after December 15, 2012, which was the first quarter of 2013 for the Company. The adoption of this item did not have an effect on the Company’s disclosures. Item (ii) is effective for fiscal years beginning after December 15, 2013, which will be the first quarter of 2014 for the Company.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$293,155	$7,256	–	$300,411
Federal National Mortgage Association	136,599	2,895	–	139,494
Government National Mortgage Association	34	6	–	40
Private-label CMOs	46,986	1,108	$(474)	47,620
Total available-for-sale	$476,774	$11,265	$(474)	$487,565
Securities held-to-maturity:
Federal National Mortgage Association	$157,047	$4,959	–	$162,006
Total held-to-maturity	$157,047	$4,959	–	$162,006

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$336,289	$7,393	–	$343,682
Federal National Mortgage Association	153,010	2,885	–	155,895
Government National Mortgage Association	36	6	–	42
Private-label CMOs	50,196	1,108	$(738)	50,566
Total available-for-sale	$539,531	$11,392	$(738)	$550,185
Securities held-to-maturity:
Federal National Mortgage Association	$157,558	$6,031	–	$163,589
Total held-to-maturity	$157,558	$6,031	–	$163,589

The following tables summarize mortgage-related available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized		Estimated	Unrealized		Estimated	Unrealized	Estimated
	Loss	Number of	Fair	Loss	Number of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
At March 31, 2013:
Securities available-for-sale:
Private-label CMOs	–	–	–	$474	7	$13,825	$474	$13,825
Total available-for-sale	–	–	–	$474	7	$13,825	$474	$13,825

At December 31, 2012:
Securities available-for-sale:
Private-label CMOs	$500	4	$9,703	$238	5	$7,578	$738	$17,281
Total available-for-sale	$500	4	$9,703	$238	5	$7,578	$738	$17,281

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The Company determined that the unrealized losses on its private-label collateralized mortgage obligations (“CMOs”) were temporary as of March 31, 2013, and December 31, 2012. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities.

As of March 31, 2013, and December 31, 2012, the Company had private-label CMOs, with a fair value of $35,167 and $35,918 respectively, and unrealized gains and (losses) of $323 and ($33), respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Results of operations included no gross realized gains or losses on the sale of securities during the three-month periods ended March 31, 2013 and 2012, respectively.

Mortgage-related securities available-for-sale with a fair value of approximately $78,980 and $80,274 at March 31, 2013, and December 31, 2012, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

The following table contains a summary of other-than-temporary-impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended March 31
	2013	2012
Beginning balance of unrealized OTTI related to credit losses	$789	$389
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	–	–
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	–	–
Net OTTI losses recognized in earnings	–	–
Ending balance of unrealized OTTI related to credit losses	$789	$389
Adjusted cost at end of period	$8,947	$7,861
Estimated fair value at end of period	$9,452	$7,004

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	March 31	December 31
	2013	2012
Permanent mortgage loans:
One- to four-family	$455,440	$465,170
Multi-family	262,799	264,013
Commercial real estate	244,114	263,775
Total permanent mortgages	962,353	992,958
Construction and development loans:
One- to four-family	14,621	18,502
Multi-family	96,479	86,904
Commercial real estate	31,512	11,116
Land	11,196	12,826
Total construction and development	153,808	129,348
Total real estate mortgage loans	1,116,161	1,122,306
Consumer loans:
Fixed home equity	142,271	141,898
Home equity lines of credit	78,766	81,898
Student	12,399	12,915
Automobile	1,718	1,814
Other consumer	7,712	8,388
Total consumer loans	242,866	246,913
Commercial business loans	138,200	132,436
Total loans receivable	1,497,227	1,501,655
Undisbursed loan proceeds	(76,074)	(76,703)
Allowance for loan losses	(21,445)	(21,577)
Unearned loan fees and discounts	(1,081)	(1,129)
Total loans receivable, net	$1,398,627	$1,402,246

The Company’s first mortgage loans and home equity loans are primarily secured by properties that are located in the Company's local lending areas in Wisconsin, Illinois, Michigan, and Minnesota. Substantially all of the Company’s non-mortgage loans have also been made to borrowers in these same lending areas.

At March 31, 2013, and December 31, 2012, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $278,000 and $281,000 were pledged to secure advances from the FHLB of Chicago.

The unpaid principal balance of loans serviced for others was $1,150,356 and $1,147,722 at March 31, 2013, and December 31, 2012, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

	March 31, 2013
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Allowance for loan losses:
Beginning balance	$3,267	$5,195	$7,354	$2,617	$1,458	$1,686	$21,577
Provision	488	(594)	714	71	108	104	891
Charge-offs	(553)	–	(111)	(6)	(620)	–	(1,290)
Recoveries	75	–	187	–	5	–	267
Ending balance	$3,277	$4,601	$8,144	$2,682	$951	$1,790	$21,445
Loss allowance individually evaluated for impairment	–	$612	$596	$250	–	–	$1,458
Loss allowance collectively evaluated for impairment	$3,277	$3,989	$7,548	$2,432	$951	$1,790	$19,987

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$7,450	$9,129	$19,900	$15,392	$1,021	$1,414	$54,306
Loans collectively evaluated for impairment	444,549	256,040	221,844	65,783	241,845	136,786	1,366,847
Total loans receivable	$451,999	$265,169	$241,744	$81,175	$242,866	$138,200	$1,421,153

	March 31, 2012
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Allowance for loan losses:
Beginning balance	$3,201	$7,442	$9,467	$4,506	$1,214	$2,098	$27,928
Provision	399	(178)	333	(169)	216	(550)	51
Charge-offs	(377)	(697)	(2,245)	(102)	(278)	(10)	(3,709)
Recoveries	–	568	399	–	4	–	971
Ending balance	$3,223	$7,135	$7,954	$4,235	$1,156	$1,538	$25,241
Loss allowance individually evaluated for impairment	$452	$1,213	$305	$3,372	$281	$274	$5,897
Loss allowance collectively evaluated for impairment	$2,771	$5,922	$7,649	$863	$875	$1,264	$19,344

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$13,987	$21,252	$26,996	$19,777	$1,567	$3,148	$86,727
Loans collectively evaluated for impairment	470,378	230,340	188,350	35,039	235,869	84,449	1,244,425
Total loans receivable	$484,365	$251,592	$215,346	$54,816	$237,436	$87,597	$1,331,152

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considers these adjustments necessary and prudent in light of recent trends in real estate values and economic conditions. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in an increase in the total allowance for loan losses of $451 during the three months ended March 31, 2013, and a decrease of $279 during the three months ended March 31, 2012.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	March 31, 2013
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
With an allowance recorded:
One- to four-family	–	–	–	–	–
Multi-family	$1,467	$1,467	$612	$2,671	$23
Commercial real estate:
Office	–	–	–	66	–
Retail/wholesale/mixed	692	692	239	604	6
Industrial/warehouse	1,279	1,279	357	640	16
Other	–	–	–	–	–
Total commercial real estate	1,971	1,971	596	1,310	22
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	–	–
Commercial real estate	–	–	–	–	–
Land	489	526	250	495	7
Total construction and development	489	526	250	495	7
Consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total consumer	–	–	–	–	–
Commercial business:
Term loans	–	–	–	51	–
Lines of credit	–	–	–	–	–
Total commercial business	–	–	–	51	–
Total with an allowance recorded	$3,927	$3,964	$1,458	$4,527	$52

With no allowance recorded:
One- to four-family	$7,048	$8,531	–	$7,620	$36
Multi-family	5,171	7,394	–	4,060	45
Commercial real estate:
Office	694	1,401	–	1,011	7
Retail/wholesale/mixed	3,633	7,587	–	4,212	60
Industrial/warehouse	222	318	–	225	–
Other	164	456	–	82	1
Total commercial real estate	4,713	9,762	–	5,530	68
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	107	–	–	–
Commercial real estate	–	–	–	–	–
Land	319	1,818	–	378	1
Total construction and development	319	1,925	–	378	1
Consumer:
Home equity	979	1,270	–	1,247	6
Student	–	–	–	–	–
Other	40	58	–	50	–
Total consumer	1,019	1,328	–	1,297	6
Commercial business:
Term loans	599	817	–	566	8
Lines of credit	58	173	–	58	–
Total commercial business	657	990	–	624	8
Total with no allowance recorded	$18,927	$29,930	–	$19,509	$164

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	March 31, 2013
			Special
	Pass	Watch	Mention	Substandard	Total
One- to four-family	$443,661	$761	$127	$7,450	$451,999
Multi-family	215,842	38,205	1,993	9,129	265,169
Commercial real estate:
Office	38,095	14,506	15,412	5,111	73,124
Retail/wholesale/mixed use	73,406	10,223	15,895	12,095	111,619
Industrial/warehouse	43,630	4,968	4	2,530	51,132
Other	5,388	317	–	164	5,869
Total commercial real estate	160,519	30,014	31,311	19,900	241,744
Construction and development:
One- to four-family	7,387	–	–	–	7,387
Multi-family	24,405	–	–	13,319	37,724
Commercial real estate	24,347	–	616	–	24,963
Land	8,729	299	–	2,073	11,101
Total construction/development	64,868	299	616	15,392	81,175
Consumer:
Home equity	220,058	–	–	979	221,037
Student	12,399	–	–	–	12,399
Other	9,388	–	–	42	9,430
Total consumer	241,845	–	–	1,021	242,866
Commercial business:
Term loans	62,288	6,732	270	856	70,146
Lines of credit	58,263	7,121	2,112	558	68,054
Total commercial business	120,551	13,853	2,382	1,414	138,200
Total	$1,247,286	$83,132	$36,429	$54,306	$1,421,153

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

	December 31, 2012
			Special
	Pass	Watch	Mention	Substandard	Total
One- to four-family	$450,078	$948	$128	$8,344	$459,498
Multi-family	218,918	36,126	2,002	6,967	264,013
Commercial real estate:
Office	44,678	10,938	15,471	5,605	76,692
Retail/wholesale/mixed use	90,668	11,102	15,949	14,657	132,376
Industrial/warehouse	39,758	5,031	1,292	1,266	47,347
Other	4,758	–	–	2,602	7,360
Total commercial real estate	179,862	27,071	32,712	24,130	263,775
Construction and development:
One- to four-family	10,259	–	–	–	10,259
Multi-family	14,656	–	–	12,621	27,277
Commercial real estate	7,425	–	621	–	8,046
Land	10,392	139	–	2,204	12,735
Total construction/development	42,732	139	621	14,825	58,317
Consumer:
Home equity	222,282	–	–	1,514	223,796
Student	12,915	–	–	–	12,915
Other	10,085	–	–	117	10,202
Total consumer	245,282	–	–	1,631	246,913
Commercial business:
Term loans	67,879	1,651	280	943	70,753
Lines of credit	56,127	2,772	1,986	798	61,683
Total commercial business	124,006	4,423	2,266	1,741	132,436
Total	$1,260,878	$68,707	$37,729	$57,638	$1,424,952

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at March 31, 2013, or December 31, 2012. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at March 31, 2013, or December 31, 2012.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	March 31, 2013
	Past Due Status						Total
	30-59	60-89	>90	Total	Total	Total	Non-
	Days	Days	Days	Past Due	Current	Loans	Accrual
One- to four-family	$7,466	$1,371	$5,885	$12,722	$437,277	$451,999	$7,048
Multi-family	–	449	2,630	3,079	262,090	265,169	6,638
Commercial real estate:
Office	1,540	–	250	1,790	71,334	73,124	694
Retail/wholesale/mixed	317	206	2,273	2,796	108,823	111,619	4,325
Industrial/warehouse	2,309	–	160	2,469	48,663	51,132	1,501
Other	164	–	–	164	5,705	5,869	164
Total commercial real estate	4,330	206	2,683	7,219	234,525	241,744	6,684
Construction and development:
One- to four-family	–	–	–	–	7,387	7,387	–
Multi-family	–	–	–	–	37,724	37,724	–
Commercial real estate	–	–	–	–	24,963	24,963	–
Land	637	143	72	852	10,249	11,101	808
Total construction	637	143	72	852	80,323	81,175	808
Consumer:
Home equity	861	309	979	2,149	218,888	221,037	979
Student	139	77	410	626	11,773	12,399	–
Other	91	13	40	144	9,286	9,430	40
Total consumer	1,091	399	1,429	2,919	239,947	242,866	1,019
Commercial business:
Term loans	121	71	205	397	69,749	70,146	599
Lines of credit	–	–	58	58	67,996	68,054	58
Total commercial	121	71	263	455	137,745	138,200	657
Total	$13,645	$2,639	$12,962	$29,246	$1,391,907	$1,421,153	$22,854

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

	December 31, 2012
	Past Due Status						Total
	30-59	60-89	>90	Total	Total	Total	Non-
	Days	Days	Days	Past Due	Current	Loans	Accrual
One- to four-family	$6,083	$3,412	$6,311	$15,806	$443,692	$459,498	$8,192
Multi-family	661	–	2,734	3,396	260,617	264,013	6,824
Commercial real estate:
Office	–	–	719	719	75,973	76,692	1,460
Retail/wholesale/mixed	3,262	189	2,118	5,568	126,808	132,376	5,306
Industrial/warehouse	–	2,325	160	2,485	44,861	47,347	228
Other	–	–	–	–	7,360	7,360	–
Total commercial real estate	3,262	2,514	2,997	8,772	255,002	263,775	6,994
Construction and development:
One- to four-family	–	–	–	–	10,259	10,259	–
Multi-family	563	–	–	563	26,715	27,277	–
Commercial real estate	–	–	–	–	8,046	8,046	–
Land	44	–	147	191	12,544	12,735	937
Total construction	607	–	147	754	57,564	58,317	937
Consumer:
Home equity	851	192	1,514	2,556	221,240	223,796	1,514
Student	210	196	584	990	11,925	12,915	–
Other	49	17	59	124	10,078	10,202	59
Total consumer	1,110	405	2,157	3,670	243,243	246,913	1,573
Commercial business:
Term loans	–	184	261	445	70,308	70,753	635
Lines of credit	191	–	58	249	61,434	61,683	58
Total commercial	191	184	319	694	131,742	132,436	693
Total	$11,914	$6,515	$14,665	$33,092	$1,391,860	$1,424,952	$25,213

As of March 31, 2013, and December 31, 2012, $410 and $584 in student loans, respectively, were 90-days past due, but remained on accrual status. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. There were three one- to four-family mortgage loans with an aggregate unpaid principal balance of $210 added to TDRs during the three months ended March 31, 2013. There were no loans that had a payment default in the three months ended March 31, 2013, that were restructured within the preceding 12 months. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Three Months Ended March 31
	2013	2012
MSRs at beginning of the period	$9,217	$8,269
Additions	936	1,360
Amortization	(1,008)	(1,043)
MSRs at end of period	9,145	8,586
Valuation allowance at end of period	(1,282)	(547)
MSRs at end of the period, net	$7,863	$8,039

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for nine months ending December 31:	2013	$954
Estimate for years ending December 31:	2014	1,255
	2015	1,236
	2016	1,212
	2017	1,123
	2018	995
	Thereafter	1,088
	Total	$7,863

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of March 31, 2013. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	March 31	December 31
	2013	2012
Accrued interest:
Loans receivable	$4,687	$4,636
Mortgage-related securities	1,455	1,610
Interest-earning deposits	13	11
Total accrued interest	6,155	6,257
Bank owned life insurance	58,566	58,609
Premises and equipment, net	50,983	50,536
Deferred tax asset, net	32,848	34,211
Federal Home Loan Bank stock, at cost	11,663	15,841
Prepaid FDIC insurance premiums	1,705	2,477
Other assets	21,421	21,764
Total other assets	$183,341	$189,695

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	March 31	December 31
	2013	2012
Checking accounts:
Non-interest-bearing	$148,267	$143,684
Interest-bearing	236,971	236,380
Total checking accounts	385,238	380,064
Money market accounts	469,513	458,762
Savings accounts	227,080	217,170
Certificates of deposit:
Due within one year	573,463	618,487
After one but within two years	159,455	159,340
After two but within three years	14,183	16,997
After three but within four years	6,273	7,994
After four but within five years	11,276	9,085
Total certificates of deposits	764,650	811,903
Total deposit liabilities	$1,846,481	$1,867,899

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	March 31, 2013		December 31, 2012
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances maturing in:
2013	$212	4.17%	$217	4.17%
2014	–	–	–	–
2015	23,450	0.80	23,450	0.80
2016	23,450	1.04	23,450	1.04
2017	37,816	1.49	37,822	1.49
2018 and thereafter	123,045	3.07	125,847	3.11
Total borrowings	$207,973	2.30%	$210,786	2.34%

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

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of March 31, 2013, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total capital	$265,829	18.23%	$116,682	8.00%	$145,853	10.00%
(to risk-weighted assets)
Tier 1 capital	247,558	16.97	58,341	4.00	87,512	6.00
(to risk-weighted assets)
Tier 1 capital	247,558	10.46	94,635	4.00	118,294	5.00
(to adjusted total assets)

As of December 31, 2012:
Total capital	$264,012	18.02%	$117,195	8.00%	$146,494	10.00%
(to risk-weighted assets)
Tier 1 capital	245,660	16.77	58,598	4.00	87,897	6.00
(to risk-weighted assets)
Tier 1 capital	245,660	10.28	95,553	4.00	119,441	5.00
(to adjusted total assets)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31
	2013	2012
Basic earnings per share:
Net income	$2,545	$1,155
Weighted average shares outstanding	46,255,311	46,184,264
Vested MRP shares for period	17,417	1,604
Basic shares outstanding	46,272,728	46,185,868
Basic earnings per share	$0.05	$0.03

Diluted Earnings Per Share:
Net income	$2,545	$1,155
Weighted average shares outstanding used in basic earnings per share	46,272,728	46,185,868
Net dilutive effect of:
Stock option shares	93,375	–
Non-vested MRP shares	22,898	6,696
Diluted shares outstanding	46,389,001	46,192,564
Diluted earnings per share	$0.05	$0.03

The Company had stock options for 2,489,000 shares outstanding as of March 31, 2013, and for 2,685,000 shares as of March 31, 2012, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $8.94 and $8.51 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $45 and $48 during the three months ended March 31, 2013 and 2012, respectively.

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

March 31, 2013

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

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
Service cost	$770	$725
Interest cost	575	564
Expected return on plan assets	(824)	(756)
Amortization of unrecognized prior service cost	433	440
Net periodic benefit cost	$954	$973

The net periodic benefit cost for the Company’s supplemental plan was $232 and $127 for the three months ended March 31, 2013 and 2012, respectively. The amount in 2013 consisted of service cost of $40, interest cost of $97, and amortization of net loss from earlier periods of $95. The amount in 2012 consisted of service cost of $29, interest cost of $94, and amortization of net loss from earlier periods of $4. The amount of the 2013 contribution, if any, will be determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2013. As of March 31, 2013, the amount of the 2013 contribution, if any, was unknown. No contribution is necessary for the supplemental pension plan.

11. Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provided for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for management recognition plan (“MRP”) awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of March 31, 2013, 426,621 MRP shares and options for 319,362 shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $69 and $46 for the three month periods ended March 31, 2013 and 2012 respectively. Outstanding non-vested MRP grants had a fair value of $1,006 and an unamortized cost of $799 at March 31, 2013. The cost of these shares is expected to be recognized over a weighted-average period of 2.06 years.

During the three months ended March 31, 2013 and 2012, the Company recorded stock option compensation expense of $77 and $58, respectively. As of March 31, 2013, there was $988 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.92 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Three months ended March 31
	2013		2012
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,671,000	$8.4711	2,382,500	$9.4637
Granted	302,000	4.8200	402,500	3.3900
Exercised	–	–	–	–
Forfeited	(29,000)	8.9279	(100,000)	10.6730
Outstanding at end of period	2,944,000	$8.0921	2,685,000	$8.5082

The following table provides additional information regarding the Company’s outstanding options as of March 31, 2013.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life in Years	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise Price:
$10.6730	1.1	–	–	1,556,000	–
$12.2340	3.3	–	–	50,000	–
$11.1600	5.1	6,400	–	25,600	–
$12.0250	5.4	10,000	–	40,000	–
$7.2200	7.1	30,000	–	20,000	–
$4.7400	7.7	42,000	$33	28,000	$22
$5.0500	7.8	223,800	107	155,200	75
$4.3000	8.0	15,000	18	10,000	12
$3.7200	8.3	14,000	26	3,500	7
$3.3900	8.8	322,000	689	80,500	172
$3.8000	9.0	10,000	17	–	–
$4.8200	9.8	302,000	215	–	–
Total		975,200	$1,105	1,968,800	$288
Weighted average remaining contractual life		8.7 years		2.30 years
Weighted average exercise price		$4.5522		$9.8412

There were no options exercised during the three months ended March 31, 2013 and 2012. The weighted average grant date fair value of non-vested options at March 31, 2013, was $1.12 per share. During the three months ended March 31, 2013, options for 302,000 shares were granted, options for 143,100 shares became vested, and non-vested options for 29,000 shares were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 302,000 options granted during the three month period ended March 31, 2013: risk free rate of 1.25%, dividend yield of 1.68%, expected stock volatility of 30%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $1.305 per option using these assumptions. The following weighted-average assumptions were used to value 402,500 options granted during the three month period ended March 31, 2012: risk free rate of 1.50%, dividend yield of 1.18%, expected stock volatility of 25%, and expected term to exercise of 7.5 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

 12. Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	March 31	December 31
	2013	2012
Unused consumer lines of credit	$152,362	$152,109
Unused commercial lines of credit	74,868	75,354
Commitments to extend credit:
Fixed rate	16,491	15,054
Adjustable rate	53,877	20,894
Undisbursed commercial loans	1,712	3,000
Standby letters of credit	1,653	1,512

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”) or the FHLB of Chicago. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings.

As of March 31, 2013, and December 31, 2012, net unrealized gains of $613 and $1,215, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $187 and $277 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	March 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$46,409	$707	$83,882	$1,414
Forward commitments	48,367	(94)	75,750	(199)
Net unrealized gain		$613		$1,215

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing its financial assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended March 31, 2013.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of March 31, 2013:

	Weighted- Average	Range
Loan size	$126	$1 – $417
Contractual interest rate	3.90%	2.00% – 7.75%
Constant prepayment rate (“CPR”)	17.41%	14.22%-26.04%
Remaining maturity in months	258	57-440
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$82.68	–
Annual ancillary income per loan (not in thousands)	$88.28	–
Discount rate	3.19%	2.75%-3.50%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Pools determined to be impaired at March 31, 2013, had an amortized cost basis of $8,564 and a fair value of $7,282 as of that date. Accordingly, the Company recorded a valuation allowance of $1,282 as of March 31, 2013, as well as a corresponding gain of $1,114 during the three month period then ended, which was equal to the change in the valuation allowance during that period. Pools determined to be impaired at December 31, 2012, had an amortized cost basis of $8,523 and a fair value of $6,127 as of that date. Accordingly, the Company recorded a valuation allowance of $2,396 as of December 31, 2012, as well as a corresponding loss of $1,528 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period. The Company recorded a gain of $321 during the three month period ended March 31, 2012.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	March 31 2013		December 31 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$128,697	$128,697	$87,059	$87,059
Mortgage related securities available-for-sale	487,565	487,565	550,185	550,185
Mortgage related securities held-to-maturity	157,047	162,006	157,558	163,589
Loans held-for-sale	17,221	17,221	10,739	10,739
Loans receivable, net	1,398,627	1,403,038	1,402,246	1,400,415
Mortgage servicing rights, net	7,863	8,162	6,821	7,032
Federal Home Loan Bank stock	11,663	11,663	15,841	15,841
Accrued interest receivable	6,155	6,155	6,257	6,257
Deposit liabilities	1,846,481	1,783,020	1,867,899	1,807,016
Borrowings	207,973	223,244	210,786	227,957
Advance payments by borrowers	14,331	14,331	4,956	4,956
Accrued interest payable	506	506	476	476
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	707	707	1,414	1,414
Forward commitments to sell loans	(94)	(94)	(199)	(199)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At March 31, 2013
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$17,221	–	$17,221
Mortgage-related securities available-for-sale	–	487,565	–	487,565

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$10,739	–	$10,739
Mortgage-related securities available-for-sale	–	550,185	–	550,185

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At March 31, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $1,458 was recorded for loans with a recorded investment of $54,306 at March 31, 2013. These amounts were $2,041 and $57,638 at December 31, 2012, respectively. Provision for loan losses related to these loans was $542 during the three month period ended March 31, 2013, and $428 during the twelve month period ended December 31, 2012. Provision for loan losses related to impaired loans at March 31, 2012 was $156 for the three months ended March 31, 2012.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of March 31, 2013, $11,537 in foreclosed properties were valued at collateral value compared to $12,170 at December 31, 2012. Losses of $1,154 and $2,497 related to these foreclosed properties were recorded during the three months ended March 31, 2013, and the twelve months ended December 31, 2012, respectively. Losses on foreclosed properties valued at collateral value at March 31, 2012 were $2,078 for the three months ended March 31, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effects of potential new regulatory capital requirements under Basel III; pending and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential changes in Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $2.5 million or $0.05 per diluted share for the three months ended March 31, 2013, compared to $1.2 million or $0.03 per diluted share during the same period in 2012. Net income during these periods represented a return on assets (“ROA”) of 0.43% and 0.19%, respectively, and a return on equity (“ROE”) of 3.73% and 1.73%, respectively. The improvement in net income between these periods was due primarily to higher net interest income, higher net loan servicing fee revenue, and lower net losses and expenses on foreclosed real estate. These developments were partially offset by higher provision for loan losses and lower gains on sales of loans. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended March 31, 2013 and 2012.

Net Interest Income Net interest income increased by $1.3 million or 8.6% during the three months ended March 31, 2013, compared to the same period in 2012. This increase was primarily attributable to a 32 basis point improvement in the Company’s net interest margin, from 2.65% in the first quarter of 2012 to 2.97% in the first quarter of the current year. This improvement was due in part to an improved earning asset mix and an improved deposit funding mix between the periods. The Company’s average loans receivable (which generally have higher yields) increased by $61.5 million or 4.5% between the quarterly periods and its average mortgage-related securities, investment securities, and overnight investments (which generally have lower yields) declined by $128.5 million or 14.7% in the aggregate between the periods. With respect to the Company’s deposit funding mix, its average checking and savings deposits (which generally have a lower interest cost or no interest cost) increased by $67.8 million or 8.0% in the aggregate between the quarterly periods and its average certificates of deposit (which generally have a higher interest cost) declined by $237.9 million or 23.0% between the periods. Management expects these earning asset and deposit funding trends to continue in the near term, although there can be no assurances.

Also contributing to the improvement in net interest margin between the first quarter of 2013 and 2012 was a 19 basis point decline in the average cost of the Company’s certificates of deposit, as well as the Company’s repayment of $100.0 million in high-cost borrowings from the FHLB of Chicago in the second quarter of 2012. Management anticipates that the Company’s cost of certificates of deposit will continue to decline modestly in the near term as older, higher-cost certificates of deposit continue to mature and are replaced by lower cost deposits, although there can be no assurances.

The favorable impact of the aforementioned developments on net interest income was partially offset by a $67.1 million or 3.0% decrease in average earning assets during the first quarter of 2013 compared to the same quarter in 2012. The Company’s earning assets have declined in recent periods as it uses cash flows from its mortgage-related securities portfolio to fund declines in its certificates of deposit (refer to “Financial Condition—Deposit Liabilities,” below, for additional discussion).

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

	Three Months Ended March 31
	2013				2012
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,434,799		$16,208	4.52%	$1,373,303		$16,423	4.78%
Mortgage-related securities	665,881		3,927	2.36	753,149		4,301	2.28
Investment securities (2)	13,705		13	0.38	36,782		12	0.13
Interest-earning deposits	66,020		27	0.16	84,222		41	0.19
Total interest-earning assets	2,180,405		20,175	3.70	2,247,456		20,777	3.70
Non-interest-earning assets	211,690				223,571
Total average assets	$2,392,095				$2,471,027

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$219,904		15	0.03	$207,620		15	0.03
Money market accounts	467,029		177	0.15	421,812		198	0.19
Interest-bearing demand accounts	224,798		8	0.01	214,540		12	0.02
Certificates of deposit	795,290		2,565	1.29	1,033,150		3,830	1.48
Total deposit liabilities	1,707,021		2,765	0.65	1,877,122		4,055	0.86
Advance payments by borrowers for taxes and insurance	10,048		–	0.00	8,490		1	0.05
Borrowings	210,305		1,225	2.33	158,668		1,823	4.60
Total interest-bearing liabilities	1,927,374		3,990	0.83	2,044,280		5,879	1.15
Non-interest-bearing liabilities:
Non-interest-bearing deposits	138,780				117,487
Other non-interest-bearing liabilities	52,931				41,607
Total non-interest-bearing liabilities	191,711				159,091
Total liabilities	2,119,085				2,203,371
Total equity	273,010				267,656
Total average liabilities and equity	$2,392,095				$2,471,027
Net interest income and net interest rate spread			$16,185	2.87%			$14,898	2.55%
Net interest margin				2.97%				2.65%
Average interest-earning assets to average interest-bearing liabilities	1.13	x			1.10	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable. In addition, yields on loans receivable have not been adjusted for tax-exempt interest, which is not a significant component of the Company’s interest income from its loans.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended March 31, 2013 Compared to March 31, 2012
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$700	$(915)	$(215)
Mortgage-related securities	(521)	147	(374)
Investment securities	(12)	13	1
Interest-earning deposits	(8)	(6)	(14)
Total interest-earning assets	159	(761)	(602)
Interest-bearing liabilities:
Savings accounts	–	–	–
Money market accounts	19	(40)	(21)
Interest-bearing demand accounts	1	(5)	(4)
Certificates of deposit	(807)	(458)	(1,265)
Total deposit liabilities	(787)	(503)	(1,290)
Advance payments by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	478	(1,076)	(598)
Total interest-bearing liabilities	(309)	(1,580)	(1,889)
Net change in net interest income	$468	$819	$1,287

Provision for Loan Losses The Company’s provision for loan losses was $891,000 in the first quarter of 2013 compared to $51,000 in the same quarter last year. The Company’s provision in the first quarter of 2013 consisted primarily of increases in general loan loss allowances related to growth in the Company’s multi-family, commercial real estate, and commercial business loan portfolios in recent periods, as well as a modest increase in charge-off experience on its one- to four-family loan portfolio. In comparison, during the first quarter of the previous year, loss provisions against a number of specific multi-family, commercial real estate, and business loan relationships were substantially offset by a cash recovery related to a large loan relationship that had been previously charged-off, as well as loss recoveries from two non-performing loans that paid off during the period. In addition, the Company reduced its general loan loss allowances modestly during the first quarter of 2012 to reflect improved credit quality in its loan portfolio, attributable to lower levels of delinquent and classified loans.

Although the Company’s provision for loan losses was higher in the first quarter of 2013 than it was in the same period in 2012 (for reasons described in the previous paragraph), the Company’s provision for loan losses has generally trended lower in recent periods. This trend is consistent with recent declines in the Company’s non-performing loans and classified loans and is consistent with general trends in the banking industry. It should be noted, however, that the Company’s loan portfolio continues to be impacted by slow economic growth, relatively high unemployment, and low real estate values. These conditions are particularly challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land. As such, there can be no assurances that non-performing loans and/or classified loans will continue to trend lower in future periods or that the Company’s provision for loan losses will not vary considerably in future periods. For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income Total non-interest income increased by $161,000 or 2.2% during the three months ended March 31, 2013, compared to the same period in 2012. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Service charges on deposits increased by $34,000 or 2.2% during the three months ended March 31, 2013, compared to the same quarter in 2012. Management attributes these improvements to an increase in the Company’s average core deposit accounts, consisting of checking, savings, and money market accounts, which increased by $67.8 million or 8.0% during the three months ended March 31, 2013, compared to the same period in 2012. Also contributing were recent increases in certain service and transaction charges, as well as continued increases in fees from treasury management services the Company offers to commercial customers.

Brokerage and insurance commissions were $691,000 during the first quarter of 2013, a $110,000 or 18.9% increase from the same period in the previous year. This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. Commission revenue in the first quarter of 2013 benefited from higher sales of equity-related investments, which management attributes to improvement in equity markets in recent periods. Contributing to a lesser degree were increased sales of tax-deferred annuities, which management attributes to the increased popularity of such investments in the current interest rate environment.

Net loan-related fees and servicing revenue was $949,000 during the three months ended March 31, 2013, compared to $137,000 in the same period of the previous year. The following table presents the components of net loan-related fees and servicing revenue for the periods indicated:

	Three months ended March 31
	2013	2012
	(Dollars in thousands)
Gross servicing fees	$715	$693
Mortgage servicing rights amortization	(1,008)	(1,043)
Mortgage servicing rights valuation recovery	1,114	321
Loan servicing revenue, net	821	(29)
Other loan fee income	128	166
Loan-related fees and servicing revenue, net	$949	$137

The change in the valuation allowance that the Company maintains against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Market interest rates for residential mortgage loans have been very low in recent periods, which have resulted in increased volatility in the valuation allowance the Company maintains against its MSRs. Modest increases in market interest rates near the end of the first quarters of both 2013 and 2012 resulted in lower loan prepayment expectations and a decrease in the valuation allowance as of the end of those periods. As of March 31, 2013, the Company had a valuation allowance of $1.3 million against MSRs with a gross book value of $9.1 million. As of the same date the Company serviced $1.2 billion in loans for third-party investors compared to $1.1 billion one year ago.

The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. In recent periods the amortization of MSRs has exceeded the fee revenue that has been collected from servicing the related mortgage loans. Amortization of MSRs has been elevated in recent periods because of the low interest rate environment, which has resulted in increased loan prepayment activity and faster amortization of the related MSRs. If market interest rates for residential mortgage loans increase and/or prepayment expectations decrease in future periods, the Company could record reduced levels of MSR amortization expense, as well as recover all or a portion of previously established allowance on MSRs. Alternatively, if market interest rates decrease and/or actual or expected loan prepayment expectations increase, amortization expense is likely to remain elevated because of continued high levels of loan prepayment activity. In addition, the Company could potentially record charges to earnings related to increases in the valuation allowance on its MSRs.

Gains on sales of loans were $1.9 million in the first quarter of 2013 compared to $2.9 million in the same quarter last year. The Company typically sells most fixed-rate, one- to four-family mortgage loans that it originates in the secondary market. During the three months ended March 31, 2013, sales of these loans were $103.8 million compared to $123.0 million during the same period in the previous year. Although market interest rates for residential mortgage loans remain low by historical standards, recent increases in such rates have resulted in lower originations and sales of fixed-rate, one- to four-family loans in 2013 relative to prior periods. Also contributing to the decrease in gains on sales of loans in 2013 was a decline in Bank Mutual’s average gross profit margin on the sales of loans. Management attributes this decline to the reduced burden that consumer demand has placed on the loan production capacity of the mortgage banking industry as a whole, due to a recent increase in market interest rates, which has caused gross profit margins to decrease. If these trends continue, management believes that Bank Mutual’s gains on sales of loans during the remainder of 2013 are likely to be lower than they were in 2012.

Increase in cash surrender value of life insurance investments was $724,000 during the three months ended March 31, 2013, compared to $527,000 during the same period in 2012. This increase was caused by higher payouts associated with excess death benefits in the 2013 period compared to the 2012 period.

Non-Interest Expense Total non-interest expense decreased by $1.5 million or 7.4% during the three months ended March 31, 2013, compared to the same period in 2012. This decrease was primarily attributable to a decrease in net losses and expenses on foreclosed properties, which were $1.1 million during the first quarter of 2013 compared to $2.8 million in the same quarter last year. The Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to lower levels of foreclosed properties, as noted in “Financial Condition—Foreclosed Properties and Repossessed Assets,” below. The following paragraphs discuss additional components of the Company’s non-interest expense and the primary reasons for their changes during the first quarter of 2013 compared to the first quarter of 2012.

Compensation-related expenses increased by $478,000 or 4.5% in the first quarter of 2013 compared to the same quarter in 2012. This increase was due primarily to annual merit increases and increases in payroll-related taxes. These developments were partially offset by a modest decline in employee healthcare costs due to a renegotiation of such costs with the insurance provider.

Occupancy and equipment expenses increased by $125,000 or 4.2% during the three months ended March 31, 2013, compared to the same period in 2012. This increase was principally caused by increased repairs and maintenance on the Company’s facilities, due in part to increased snow removal costs in 2013 compared to 2012.

Federal deposit insurance premiums were $807,000 during the first three months of 2013 compared $831,000 during the same period in 2012. The modest decrease was caused by a decline in the Company’s average total assets during the first quarter of 2013 compared to the same period in 2012. Under the FDIC’s current risk-based assessment system, management believes the Company’s quarterly federal insurance premiums could be up to 35% lower in future quarters due to recent improvements in the Company’s financial condition and operating results. However, there can be no assurances.

Advertising and marketing-related expenses decreased by $72,000 or 12.0% during the three months ended March 31, 2013, compared to the same period in the prior year. This decrease was primarily caused by reduced television advertising during the first quarter of 2013. Marketing-related expenses are highly dependent on future management decisions, as well as variability in the timing of marketing-related efforts. As such there can be no assurances that such expenses will not vary considerably from period to period.

Other non-interest expense decreased by $381,000 or 13.7% during the three months ended March 31, 2013, compared to the same period in 2012. This decrease was primarily the result of lower legal, consulting, and accounting fees related to loan workout efforts and related professional services.

Income Tax Expense Income tax expense was $1.2 million and $462,000 during the three months ended March 31, 2013 and 2012, respectively. The Company’s effective tax rates (“ETR”) during these periods were 32.1% and 28.9%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue, such as tax-exempt interest income and earnings from bank-owned life insurance (“BOLI”). The ETR will generally be higher in periods in which non-taxable revenue comprises a smaller portion of pre-tax income or loss.

Like many Wisconsin financial institutions, the Company has established non-Wisconsin subsidiaries that hold and manage investment assets and loans, the income from which had not previously been subject to Wisconsin tax prior to 2009. Under a Wisconsin Department of Revenue (the “Department”) audit program specifically aimed at financial institutions’ out-of-state investment subsidiaries, the Department has asserted the position that some or all of the income of the out-of-state subsidiaries in years prior to 2009 was taxable in Wisconsin. In 2010 the Department’s auditor issued a Notice of Proposed Audit Report to the Bank which proposes to tax all of the income of the Bank’s out-of-state investment subsidiaries for all periods that are still open under the statute of limitations, which includes tax years back to 1997. This is a preliminary determination made by the auditor and does not represent a formal assessment. The Bank’s outside legal counsel has met with representatives of the Department to discuss, and object to, the auditor’s proposed adjustments. The Company and the Department continue to engage in discussions and to exchange information regarding this dispute.

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

Financial Condition

Overview The Company’s total assets decreased by $24.4 million or 1.0% during the three months ended March 31, 2013. During the period the Company’s mortgage-related securities available-for-sale decreased by $62.6 million due to regular repayments and its cash and due from banks decreased by $15.4 million due to seasonal factors. These developments were partially offset by a $57.0 million increase in the Company’s overnight investments due primarily to cash flows from the securities portfolio. Also during the period, the Company’s deposit liabilities decreased by $21.4 million. The Company’s total shareholders’ equity increased from $271.9 million at December 31, 2012, to $274.0 million at March 31, 2013. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the three months ended March 31, 2013.

Cash and Due from Banks The Company’s cash and due from banks decreased by $15.4 million or 30.7% during the three months ended March 31, 2013. This decrease was caused by seasonal factors that generally result in higher levels of cash and due from banks at the end of the year.

Interest-Bearing Deposits in Banks The Company’s interest-bearing deposits and due from banks increased by $57.0 million or 154% during the three months ended March 31, 2013. This increase was primarily caused by cash flows from the Company’s mortgage-related securities portfolio, as noted in the following paragraph.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale declined by $62.6 million or 11.4% during the three months ended March 31, 2013. This decrease was principally caused by continued principal repayments on the securities. The Company did not purchase any securities during the three months ended March 31, 2013.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $10.8 million at March 31, 2013, compared to a net unrealized gain of $10.7 million at December 31, 2012.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. As of March 31, 2013, and December 31, 2012, the carrying value of the Company’s investment in private-label CMOs was $47.6 million and $50.6 million, respectively. The net unrealized gain on the securities as of such dates was $634,000 and $370,000, respectively. As of March 31, 2013, $35.2 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $323,000. As of December 31, 2012, $35.9 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized loss of $33,000.

As of March 31, 2013, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The purchase of these securities in 2012 was funded by fixed-rate, term advances of various maturities from the FHLB of Chicago. The Company has the ability and intent to hold these securities until they mature.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale increased by $6.5 million or 60.4% during the three months ended March 31, 2013. This increase was primarily caused by the timing of the Company’s loan originations and sales. For reasons noted previously in this report, management believes that sales of one- to four-family mortgage loans during the remainder of 2013 will continue to be lower than they were in 2012.

Loans Receivable The Company’s loans receivable decreased by $3.6 million or 0.3% during the three months ended March 31, 2013. Total loans originated for portfolio decreased by $11.1 million or 12.3% during this period compared to the same period in the previous year. Originations in all categories of loans declined with the exception of construction and development loans. Management attributes the changes in the origination volumes of multi-family, commercial real estate, construction and development, and commercial business loans to normal variability in the timing of loan closings and customer demand for such loans. Also contributing to this variability was the risk of federal tax law changes in 2013 that motivated certain commercial customers to accelerate contemplated transactions to the fourth quarter of last year, a period in which the Company experienced a substantial increase in commercial loan originations. Although originations of multi-family mortgage loans, including permanent and construction, declined in the first quarter of 2013 compared to 2012, the Company has experienced elevated demand for such loans in recent periods. Management believes this elevated demand reflects a general decline in the level of home ownership in recent periods and increased demand for multi-family housing. With respect to declines in one- to four-family and consumer loan production in the first quarter of 2013, management attributes these declines to modestly higher interest rates and recent economic uncertainty, as well as increased competition for second mortgages in some of its markets.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations for portfolio during the periods indicated:

	Three months ended
	March 31
	2013	2012
	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$17,150	$22,578
Multi-family	11,683	21,095
Commercial real estate	4,137	6,021
Construction and development loans	21,107	2,187
Total mortgage loans	54,077	51,881
Consumer loans	13,366	25,056
Commercial business loans	11,851	13,467
Total loans originated for portfolio	$79,294	$90,404

(1)	Excludes $110.4 million and $126.9 million in loans originated for sale during the three months ended March 31, 2013 and 2012, respectively.

Foreclosed Properties and Repossessed Assets The Company’s foreclosed properties and repossessed assets were $13.5 million and $14.0 million at March 31, 2013, and December 31, 2012, respectively. In recent periods the Company’s foreclosed properties and repossessed assets have declined from elevated levels experienced in prior years. This development was the result of management efforts to aggressively reduce the Company’s level of non-performing assets in recent years. Management expects foreclosed properties and repossessed assets to trend modestly lower in the near term. However, there can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.9 million at March 31, 2013, and $6.8 million at December 31, 2012, net of valuation allowances of $1.3 and $2.4 million as of such dates, respectively. As of March 31, 2013, the Company serviced $1.2 billion in loans for third-party investors compared to $1.1 billion at December 31, 2012. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Other Assets As of March 31, 2013, and December 31, 2012, the Company’s net deferred tax asset, which is included as component of other assets, was $32.9 million and $34.2 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago, which is included as a component of other assets. The Company’s investment in the common stock of the FHLB of Chicago was $11.7 million at March 31, 2013, compared to $15.8 million at December 31, 2012. During the three months ended March 31, 2013, the FHLB of Chicago redeemed $4.2 million of excess common stock held by the Company in accordance with a stock redemption plan the FHLB of Chicago established in 2011. As of March 31, 2013, the Company’s investment in the common stock of the FHLB of Chicago was near the minimum amount required by the FHLB of Chicago. As such, management does not expect future stock redemptions by the FHLB of Chicago to be significant.

Deposit Liabilities Deposit liabilities decreased by $21.4 million or 1.1% during the three months ended March 31, 2013. Core deposits, consisting of checking, savings and money market accounts, increased by $25.8 million or 2.4% during the period while certificates of deposit declined by $47.3 million or 5.8%. The Company continues to closely manage the rates it offers on certificates of deposit to control its overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods. Core deposits have increased in recent periods in response to management’s efforts to increase sales of such products and related services to commercial businesses, as well as efforts to focus its retail sales efforts on such products and related services. Also contributing to the increase in core deposits in recent periods, however, is customer reaction to the low interest rate environment. Management believes that this environment has encouraged some customers to switch to core deposits in an effort to retain flexibility in the event interest rates rise in the future.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, decreased by $2.8 million or 1.3% during the three months ended March 31, 2013. The following table presents the Company’s FHLB of Chicago advances by contractual maturities as March 31, 2013:

	Amount	Rate
	(Dollars in thousands)
FHLB advances maturing in:
2013	$212	4.17%
2014	–	–
2015	23,450	0.80
2016	23,450	1.04
2017	37,816	1.49
2018 and thereafter	123,045	3.07
Total FHLB advances	$207,973	2.30%

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

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $14.3 million at March 31, 2013, compared to $5.0 million at December 31, 2012. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Other Liabilities The Company’s other liabilities decreased to $48.1 million at March 31, 2013, from $59.8 million at December 31, 2012. This decrease was primarily seasonal, caused by a decline in drafts payable related to disbursement of customer escrow deposits near the end of 2012.

Shareholders' Equity The Company’s shareholders’ equity increased from $271.9 million at December 31, 2012, to $274.0 million at March 31, 2013. This increase was caused by net income during the period, partially offset by the payment of cash dividends of $0.02 per share to shareholders. The book value of the Company’s common stock was $5.90 per share at March 31, 2013, compared to $5.87 per share at December 31, 2012.

On May 6, 2013, the Company’s board of directors announced that it had declared a $0.02 per share dividend payable on May 31, 2013, to shareholders of record on May 17, 2013. For additional discussion relating to the Company’s ability to pay dividends refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At March 31	At December 31
	2013	2012
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$7,048	$8,192
Multi-family	6,638	6,824
Commercial real estate	6,684	6,994
Construction and development	808	937
Total non-accrual mortgage loans	21,178	22,947
Non-accrual consumer loans:
Secured by real estate	979	1,514
Other consumer loans	40	59
Total non-accrual consumer loans	1,019	1,573
Non-accrual commercial business loans	657	693
Total non-accrual loans	22,854	25,216
Accruing loans delinquent 90 days or more (1)	410	584
Total non-performing loans	23,264	25,797
Foreclosed properties and repossessed assets	13,484	13,961
Total non-performing assets	$36,748	$39,758

Non-performing loans to loans receivable, net	1.66%	1.84%
Non-performing assets to total assets	1.54%	1.64%
Interest income that would have been recognized if non-accrual loans had been current (2)	$491	$1,998
Interest income on non-accrual loans included in interest income (2)	$216	$1,241

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the three months ended March 31, 2013, and the twelve months ended December 31, 2012, respectively.

The Company’s non-performing loans were $23.3 million or 1.66% of loans receivable as of March 31, 2013, compared to $25.8 million or 1.84% of loans receivable as of December 31, 2012. Non-performing assets, which includes non-performing loans, were $36.7 million or 1.54% of total assets and $39.8 million or 1.64% of total assets as of these same dates, respectively. In addition to non-performing assets, at March 31, 2013, management was closely monitoring $31.0 million in additional loans that were adversely classified as “substandard” and $36.4 million that were classified as “special mention” in accordance with the Company’s internal risk rating policy. These amounts compared to $31.8 million and $37.7 million, respectively, as of December 31, 2012. These loans are primarily secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Although these loans were performing in accordance with their contractual terms, management deemed their classification prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral.

The Company’s non-performing assets and classified loans have declined substantially in recent periods. However, this trend is subject to many factors that are outside of the Company’s control, such as economic and market conditions. As such, there can be no assurances that the Company’s non-performing assets and classified loans will continue to decline in future periods or that there will not be significant variability in the Company’s provision for loan losses from period to period.

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Three months ended March 31
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the period	$21,577	$27,928
Provision for loan losses:
One- to four-family	488	399
Multi-family	(594)	(178)
Commercial real estate	714	333
Construction and development	71	(169)
Consumer loans	108	216
Commercial business loans	104	(550)
Total provision for loan losses	891	51
Charge-offs:
One- to four-family	(553)	(377)
Multi-family	–	(697)
Commercial real estate	(111)	(2,245)
Construction and development	(6)	(102)
Consumer loans	(620)	(278)
Commercial business loans	–	(10)
Total charge-offs	(1,290)	(3,709)
Recoveries:
One- to four-family	75	–
Multi-family	–	568
Commercial real estate	187	399
Construction and development	–	–
Consumer loans	5	4
Commercial business loans	–	–
Total recoveries	267	971
Net charge-offs	(1,023)	(2,738)
Balance at the end of the period	$21,445	$25,241

	March 31	December 31
	2013	2012
Allowance as a percent of total loans	1.53%	1.54%
Allowance as a percent of non-performing loans	92.18%	83.64%
Net charge-offs to average loans (1)	0.26%	0.78%

(1)	The rate for the three months ended March 31, 2013, is annualized.

The Company’s allowance for loan losses was $21.4 million or 1.53% of total loans at March 31, 2013, compared to $21.6 million or 1.54% of total loans at December 31, 2012. As a percent of non-performing loans, the Company’s allowance for loan losses was 92.2% at March 31, 2013, compared to 83.6% at December 31, 2012. Management believes the allowance for loan losses at March 31, 2013, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Liquidity and Capital Resources

Liquidity The term "liquidity" refers to the Company’s ability to generate cash flow to fund loan originations, loan purchases, deposit withdrawals, and operating expenses. The Company’s primary sources of funds are deposit liabilities, scheduled payments, prepayments, and maturities of loans and mortgage-related securities, sales of one- to four-family loans in the secondary market, borrowings from the FHLB of Chicago, and cash flow provided by the Company’s operations. From time-to-time the Company may also sell securities classified as available-for-sale. Historically, these sources of funds have been adequate to maintain liquidity, with the Company borrowing correspondingly more in periods in which its operations generate less cash.

Scheduled payments and maturities of loans and mortgage-related securities are relatively predictable sources of funds. However, cash flows from customer deposits, calls of investment securities (if any), and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors increase the variability of cash flows from these sources of funds.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 11.45% at March 31, 2013, compared to 11.24% at December 31, 2012. The increase in this ratio was due in part to the Company’s net income, less the dividends it paid during the period. Also contributing was a decline in the Company’s total assets during the period, as noted in earlier paragraphs.

At March 31, 2013, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2013, the Bank had a Tier 1 capital ratio of 10.46% and a total risk-based capital ratio of 18.23%.

The payment of dividends or the repurchase of common stock by the Company is highly dependent on the ability of the Bank to pay dividends or otherwise distribute capital to the Company. Such payments are subject to any requirements imposed by law or regulations and to the application and interpretation thereof by the OCC and FRB. The Company cannot provide any assurances that dividends will continue to be paid, the amount of any such dividends, or whether the Company will choose to or be able to repurchase its common stock in future periods.

The Company’s bank subsidiary is required to maintain capital in compliance with regulatory requirements, as previously noted. In addition, the Dodd-Frank Act will eventually impose specific capital requirements on savings and loan holding companies such as the Company. This development, as well as potential developments under Basel III, may also impact the ability of the Company and/or its subsidiary bank to pay dividends or repurchase its common stock.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of March 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,081,831	–	–	–	$1,081,831
Certificates of deposits	573,463	$173,638	$17,549	–	764,650
Borrowed funds	212	30,950	61,265	$115,545	207,973
Operating leases	962	1,779	873	2,926	6,540
Purchase obligations	1,680	3,360	3,360	2,520	10,920
Deferred retirement plans and deferred compensation plans	1,088	1,962	1,610	6,579	11,239

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of March 31, 2013:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial real estate	$4,487	–	–	–	$4,487
Multi-family real estate	46,798	–	–	–	46,798
Residential real estate	11,173	–	–	–	11,173
Revolving home equity and credit card lines	152,362	–	–	–	152,362
Standby letters of credit	1,646	–	–	$7	1,653
Commercial lines of credit	82,779	–	–	–	82,779
Undisbursed commercial loans	1,434	$10	$102	166	1,712
Net commitments to sell mortgage loans	48,367	–	–	–	48,367

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At March 31, 2013, the Company had forward commitments to sell one- to four-family mortgage loans of $48.4 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of March 31, 2013.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2013, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	At March 31, 2013
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Loans receivable:
Mortgage loans:
Fixed	$41,998	$69,639	$158,828	$153,962	$97,851	$522,278
Adjustable	111,226	211,237	102,830	70,273	14,389	509,955
Consumer loans	106,705	33,202	48,532	27,324	25,141	240,904
Commercial business loans	88,901	7,377	21,173	24,927	290	142,668
Interest-earning deposits	94,023	–	–	–	–	94,023
Mortgage-related securities:
Fixed	46,262	126,266	196,326	54,704	157,278	580,836
Adjustable	52,986	–	–	–	–	52,986
Other interest-earning assets	11,663	–	–	–	–	11,663
Total interest-earning assets	553,764	447,721	527,689	331,190	294,949	2,155,313

Deposit liabilities:
Non-interest-bearing demand accounts	888	2,632	6,790	6,472	131,484	148,266
Interest-bearing demand accounts	1,419	4,206	10,853	10,344	210,150	236,972
Savings accounts	1,505	4,453	11,433	10,819	198,870	227,080
Money market accounts	469,513	–	–	–	–	469,513
Certificates of deposit	368,455	275,668	102,978	17,549	–	764,650
Advance payments by borrowers for taxes and insurance	–	14,331	–	–	–	14,331
Borrowings	514	934	33,612	64,046	108,867	207,973
Total non-interest- and interest-bearing liabilities	842,294	302,224	165,666	109,230	649,371	2,068,785
Interest rate sensitivity gap	$(288,530)	$145,497	$362,023	$221,960	$(354,422)	$86,528
Cumulative interest rate sensitivity gap	$(288,530)	$(143,033)	$218,990	$440,950	$86,528
Cumulative interest rate sensitivity gap as a percentage of total assets	(12.05)%	(5.98)%	9.15%	18.42%	3.61%
Cumulative interest-earning assets as a percentage of non-interest- and interest- bearing liabilities	65.74%	87.50%	116.71%	131.07%	104.18%

Based on the above gap analysis, at March 31, 2013, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at March 31, 2013. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$225,484	$(128,223)	(36.3)%	10.16%	(30.4)%
+300	253,733	(99,974)	(28.3)	11.17	(23.4)
+200	286,854	(66,853)	(18.9)	12.35	(15.3)
+100	318,758	(34,949)	(9.9)	13.42	(8.0)
0	353,707	–	–	14.58	–
-100	345,689	(8,018)	(2.3)	13.99	(4.1)

Based on the above analysis, the Company’s PVE could be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities and reduced likelihood of calls on certain investment securities), partially offset by a decline in the present value of deposit liabilities and FHLB of Chicago advances. Also based on the above analysis, the Company’s PVE could be adversely impacted by a decrease in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Annual Report on Form 10-K.

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

PART II

Item 1A. Risk Factors

Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2012 Annual Report on Form 10-K. Refer also to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement" in Part I, Item 2, above.

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date: May 7, 2013	/s/ Michael T. Crowley, Jr.
Michael T. Crowley, Jr.
Chairman and Chief Executive Officer

Date: May 7, 2013	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended March 31, 2013

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101 *	The following materials are furnished from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS *	XBRL Instance Document		X

101.SCH *	XBRL Taxonomy Extension Schema Document		X

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB *	XBRL Extension Labels Linkbase Document		X

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.