Form 10-Q
period 2013-06-30
BANK MUTUAL CORP
filed 2013-08-08
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐        No ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,432,284 shares, at August 8, 2013.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	June 30	December 31
	2013	2012
	(Dollars in thousands)
Assets

Cash and due from banks	$34,506	$50,030
Interest-earning deposits	83,964	37,029
Cash and cash equivalents	118,470	87,059
Mortgage-related securities available-for-sale, at fair value	451,305	550,185
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $155,079 in 2013 and $163,589 in 2012)	156,502	157,558
Loans held-for-sale	13,179	10,739
Loans receivable (net of allowance for loan losses of $22,542 in 2013 and $21,577 in 2012)	1,414,123	1,402,246
Foreclosed properties and repossessed assets	12,040	13,961
Mortgage servicing rights, net	8,900	6,821
Other assets	182,288	189,695

Total assets	$2,356,807	$2,418,264

Liabilities and equity

Liabilities:
Deposit liabilities	$1,797,742	$1,867,899
Borrowings	207,459	210,786
Advance payments by borrowers for taxes and insurance	23,473	4,956
Other liabilities	50,657	59,837
Total liabilities	2,079,331	2,143,478
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2013 and 2012 Issued and outstanding–none in 2013 and 2012	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2013 and 2012 Issued–78,783,849 shares in 2013 and 2012
Outstanding–46,432,284 shares in 2013 and 46,326,484 in 2012	788	788
Additional paid-in capital	489,034	489,960
Retained earnings	148,568	145,231
Accumulated other comprehensive loss	(5,693)	(4,717)
Treasury stock–32,351,565 shares in 2013 and 32,457,365 in 2012	(358,127)	(359,409)
Total shareholders’ equity	274,570	271,853
Non-controlling interest in real estate partnership	2,906	2,933
Total equity including non-controlling interest	277,476	274,786

Total liabilities and equity	$2,356,807	$2,418,264

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30
	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$15,974	$16,205
Mortgage-related securities	3,538	4,792
Investment securities	10	23
Interest-earning deposits	38	59
Total interest income	19,560	21,079
Interest expense:
Deposit liabilities	2,173	3,868
Borrowings	1,197	2,357
Advance payments by borrowers for taxes and insurance	1	1
Total interest expense	3,371	6,226
Net interest income	16,189	14,853
Provision for loan losses	1,730	1,730
Net interest income after provision for loan losses	14,459	13,123
Non-interest income:
Service charges on deposits	1,685	1,664
Brokerage and insurance commissions	978	964
Loan related fees and servicing revenue, net	1,238	(1,395)
Gain on loan sales activities, net	1,382	3,551
Gain on sales of investments, net	–	543
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	–	(909)
Non-credit portion of OTTI losses	–	573
Net OTTI losses	–	(336)
Increase in cash surrender value of life insurance	426	524
Other non-interest income	1,358	1,419
Total non-interest income	7,067	6,934
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	11,008	10,697
Occupancy and equipment	2,861	2,778
Federal insurance premiums	236	871
Advertising and marketing	535	471
Losses and expenses on foreclosed real estate, net	443	970
Other non-interest expense	2,328	2,353
Total non-interest expense	17,411	18,140
Income before income taxes	4,115	1,917
Income tax expense	1,478	601
Net income before non-controlling interest	2,637	1,316
Net loss attributable to non-controlling interest	12	13

Net income	$2,649	$1,329

Per share data:
Earnings per share–basic	$0.06	$0.03
Earnings per share–diluted	$0.06	$0.03
Cash dividends per share paid	$0.02	$0.01

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income (Continued)

	Six Months Ended June 30
	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$32,182	$32,629
Mortgage-related securities	7,465	9,094
Investment securities	23	34
Interest-earning deposits	65	100
Total interest income	39,735	41,857
Interest expense:
Deposit liabilities	4,938	7,924
Borrowings	2,422	4,181
Advance payments by borrowers for taxes and insurance	1	1
Total interest expense	7,361	12,106
Net interest income	32,374	29,751
Provision for loan losses	2,622	1,781
Net interest income after provision for loan losses	29,752	27,970
Non-interest income:
Service charges on deposits	3,278	3,223
Brokerage and insurance commissions	1,670	1,545
Loan related fees and servicing revenue, net	2,187	(1,257)
Gain on loan sales activities, net	3,242	6,455
Gain on sales of investments, net	–	543
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	–	(909)
Non-credit portion of OTTI losses	–	573
Net OTTI losses	–	(336)
Increase in cash surrender value of life insurance	1,150	1,050
Other non-interest income	2,972	2,983
Total non-interest income	14,499	14,206
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	22,061	21,272
Occupancy and equipment	5,940	5,732
Federal insurance premiums	1,043	1,702
Advertising and marketing	1,062	1,070
Losses and expenses on foreclosed real estate, net	1,575	3,748
Other non-interest expense	4,726	5,134
Total non-interest expense	36,407	38,658
Income before income taxes	7,844	3,518
Income tax expense	2,677	1,063
Net income before non-controlling interest	5,167	2,455
Net loss attributable to non-controlling interest	27	29

Net income	$5,194	$2,484

Per share data:
Earnings per share–basic	$0.11	$0.05
Earnings per share–diluted	$0.11	$0.05
Cash dividends per share paid	$0.04	$0.02

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended June 30
	2013	2012
	(Dollars in thousands)
Net income before non-controlling interest	$2,637	$1,316
Other comprehensive loss, net of tax:
Unrealized holding losses during the period:
Non-credit portion of OTTI on securities available-for sale, net of of deferred income taxes of $(230) in 2012	–	(343)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(1,135) in 2013 and $(64) in 2012	(1,695)	(99)
Reclassification adjustment for realized gains on sales of securities available-for-sale, net of income taxes of $(218) in 2012	–	(325)
	(1,695)	(767)
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $212 in 2013 and $254 in 2012	318	382
	318	382
Total other comprehensive loss, net of tax	(1,377)	(385)
Total comprehensive income before non-controlling interest	1,260	931
Comprehensive loss attributable to non-controlling interest	12	13

Total comprehensive income	$1,272	$944

	Six Months Ended June 30
	2013	2012
	(Dollars in thousands)
Net income before non-controlling interest	$5,167	$2,455
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of of deferred income taxes of $(230) in 2012	–	(343)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(1,080) in 2013 and $1,385 in 2012	(1,613)	2,066
Reclassification adjustment for realized gains on sales of securities available-for-sale, net of income taxes of $(218) in 2012	–	(325)
	(1,613)	1,398
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $424 in 2013 and $351 in 2012	637	527
	637	527
Total other comprehensive income (loss), net of tax	(976)	1,925
Total comprehensive income before non-controlling interest	4,191	4,380
Comprehensive loss attributable to non-controlling interest	27	29

Total comprehensive income	$4,218	$4,409

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2013	$788	$489,960	$145,231	$(4,717)	$(359,409)	$2,933	$274,786
Net income	–	–	5,194	–	–	–	5,194
Net loss attributable to non-controlling interest	–	–	–	–	–	(27)	(27)
Other comprehensive income (loss)	–	–	–	(976)	–	–	(976)
Issuance of management recognition plan shares	–	(1,134)	–	–	1,134	–	–
Exercise of stock options	–	(91)	–	–	148	–	57
Share based payments	–	299	–	–	–	–	299
Cash dividends ($0.04 per share)	–	–	(1,857)	–	–	–	(1,857)

Balance at June 30, 2013	$788	$489,034	$148,568	$(5,693)	$(358,127)	$2,906	$277,476

Balance at January 1, 2012	$788	$490,159	$140,793	$(5,379)	$(360,590)	$2,925	$268,696
Net income	–	–	2,484	–	–	–	2,484
Net loss attributable to non-controlling interest	–	–	–	–	–	(29)	(29)
Other comprehensive income	–	–	–	1,925	–	–	1,925
Issuance of management recognition plan shares	–	(1,181)	–	–	1,181	–	–
Share based payments	–	208	–	–	–	–	208
Cash dividends ($0.02 per share)	–	–	(927)	–	–	–	(927)

Balance at June 30, 2012	$788	$489,186	$142,350	$(3,454)	$(359,409)	$2,896	$272,357

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2013	2012
	(Dollars in thousands)
Operating activities:
Net income	$5,194	$2,484
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,622	1,781
Loss on foreclosed real estate, net	1,349	3,072
Provision for depreciation	1,312	1,266
Net OTTI losses	–	336
Amortization of mortgage servicing rights	1,793	2,022
Increase (decrease) in MSR valuation allowance	(2,229)	975
Net premium amortization on securities	1,159	2,291
Loans originated for sale	(188,743)	(248,148)
Proceeds from loan sales	187,902	259,864
Gain on loan sales activities, net	(3,242)	(6,455)
Net gain on sale of investments	–	(543)
Other, net	(3,269)	(3,325)
Net cash provided by operating activities	3,848	15,620
Investing activities:
Purchases of mortgage-related securities available-for-sale	(20,128)	(51,374)
Purchases of mortgage-related securities held-to-maturity	–	(158,915)
Principal repayments on mortgage-related securities available-for-sale	115,539	124,946
Proceeds from sales of mortgage-related securities available-for-sale	–	20,938
Principal repayments on mortgage-related securities held-to-maturity	674	250
Proceeds from redemption of FHLB of Chicago stock	4,178	21,653
Net increase in loans receivable	(19,368)	(36,197)
Proceeds from sale of foreclosed properties	5,441	10,671
Net purchases of premises and equipment	(2,019)	(1,275)
Net cash provided (used) by investing activities	84,317	(69,303)
Financing activities:
Net decrease in deposit liabilities	(70,157)	(38,484)
New long-term borrowings	–	158,935
Repayments of borrowings	(3,327)	(612)
Net increase in advance payments by borrowers for taxes and insurance	18,517	19,069
Cash dividends	(1,857)	(927)
Other, net	70	–
Net cash provided (used) by financing activities	(56,754)	137,981
Increase in cash and cash equivalents	31,411	84,298
Cash and cash equivalents at beginning of period	87,059	120,935
Cash and cash equivalents at end of period	$118,470	$205,233

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$7,350	$11,996
Income taxes	147	162
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	4,869	5,479

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

During the first quarter of 2013 the FASB issued new accounting guidance (i) to improve the reporting of reclassifications out of accumulated other comprehensive income; and (ii) for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Item (i) is effective for fiscal years beginning after December 15, 2012, which was the first quarter of 2013 for the Company. The adoption of this item did not have an effect on the Company’s disclosures. Item (ii) is effective for fiscal years beginning after December 15, 2013, which will be the first quarter of 2014 for the Company. Adoption of this item is not expected to have a material impact on the Company’s results of operations or financial condition.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$256,748	$5,712	–	$262,460
Federal National Mortgage Association	142,883	2,111	$(52)	144,942
Government National Mortgage Association	32	5	–	37
Private-label CMOs	43,680	873	(687)	43,866
Total available-for-sale	$443,343	$8,701	$(739)	$451,305
Securities held-to-maturity:
Federal National Mortgage Association	$156,502	$230	$(1,653)	$155,079
Total held-to-maturity	$156,502	$230	$(1,653)	$155,079

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$336,289	$7,393	–	$343,682
Federal National Mortgage Association	153,010	2,885	–	155,895
Government National Mortgage Association	36	6	–	42
Private-label CMOs	50,196	1,108	$(738)	50,566
Total available-for-sale	$539,531	$11,392	$(738)	$550,185
Securities held-to-maturity:
Federal National Mortgage Association	$157,558	$6,031	–	$163,589
Total held-to-maturity	$157,558	$6,031	–	$163,589

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
At June 30, 2013:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal National Mortgage Association	$52	1	$10,086	–	–	–	$52	$10,086
Private-label CMOs	128	5	7,301	$559	6	$12,516	687	19,817
Total available-for-sale	$180	6	$17,387	$559	6	$12,516	$739	$29,903
Securities held-to-maturity:
Federal National Mortgage Association	$1,653	10	$82,566	–	–	–	$1,653	$82,566
Total held-to-maturity	$1,653	10	$82,566	–	–	–	$1,653	$82,566

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
At December 31, 2012:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Private-label CMOs	$500	4	$9,703	$238	5	$7,578	$738	$17,281
Total available-for-sale	$500	4	$9,703	$238	5	$7,578	$738	$17,281

The Company determined that the unrealized losses on its private-label collateralized mortgage obligations (“CMOs”) were temporary as of June 30, 2013, and December 31, 2012. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities.

As of June 30, 2013, and December 31, 2012, the Company had private-label CMOs, with a fair value of $32,550 and $35,918, respectively, and unrealized gains (losses) of $130 and $(33), respectively that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. During the three and six months ended June 30, 2012, the Company recognized $336 in net OTTI losses in earnings related to its investment in four private-label CMOs. The determination of the net OTTI loss was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. The following assumptions were used in determining the amount of the credit loss in the 2012 periods: (i) prepayments speeds with a range of 5.1% to 16.5% and a weighted average rate of 9.9%, (ii) default rates with a range of 4.0% to 5.5% and a weighted average rate of 4.5%, (iii) loss severity rates with a range of 40.0% to 52.0% and a weighted average rate of 42.9%, and (iv) current credit enhancements with a range of 2.2% to 4.6% and a weighted average rate of 3.4%.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of OTTI related to credit losses that have been recognized in earnings as of the dates indicated, as well as the end of period values for securities that have experienced such losses:

	At or for the Three Months Ended June 30		At or for the Six Months Ended June 30
	2013	2012	2013	2012
Beginning balance of unrealized OTTI related to credit losses	$789	$389	$789	$389
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	–	82	–	82
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	–	254	–	254
Net OTTI losses recognized in earnings	–	336	–	336
Ending balance of unrealized OTTI related to credit losses	$789	$725	$789	$725
Adjusted cost at end of period	$8,427	$9,182	$8,427	$9,182
Estimated fair value at end of period	$8,886	$8,609	$8,886	$8,609

Results of operations included no realized gains or losses on the sales of securities during the three and six months ended June 30, 2013, and no realized losses during the same periods in 2012. Results of operations during the three and six months ended June 30, 2012, included realized gains on the sales of securities of $543.

Mortgage-related securities available-for-sale with a fair value of approximately $72,309 and $80,274 at June 30, 2013, and December 31, 2012, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	June 30	December 31
	2013	2012
Permanent mortgage loans:
One- to four-family	$449,398	$465,170
Multi-family	263,329	264,013
Commercial real estate	243,978	263,775
Total permanent mortgages	956,705	992,958
Construction and development loans:
One- to four-family	21,207	18,502
Multi-family	104,059	86,904
Commercial real estate	25,788	11,116
Land	11,315	12,826
Total construction and development	162,369	129,348
Total real estate mortgage loans	1,119,074	1,122,306
Consumer loans:
Fixed home equity	141,532	141,898
Home equity lines of credit	79,311	81,898
Student	12,029	12,915
Automobile	1,733	1,814
Other consumer	7,573	8,388
Total consumer loans	242,178	246,913
Commercial business loans	149,808	132,436
Total loans receivable	1,511,060	1,501,655
Undisbursed loan proceeds	(73,401)	(76,703)
Allowance for loan losses	(22,542)	(21,577)
Unearned loan fees and discounts	(994)	(1,129)
Total loans receivable, net	$1,414,123	$1,402,246

The Company’s first mortgage loans and home equity loans are primarily secured by properties that are located in the Company's local lending areas in Wisconsin, Illinois, Michigan, and Minnesota. Substantially all of the Company’s non-mortgage loans have also been made to borrowers in these same lending areas.

At June 30, 2013, and December 31, 2012, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $277,000 and $281,000 were pledged to secure advances from the FHLB of Chicago.

The unpaid principal balance of loans serviced for others was $1,157,746 and $1,147,722 at June 30, 2013, and December 31, 2012, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

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

	At or for the Six Months Ended June 30, 2013
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,267	$5,195	$7,354	$2,617	$1,458	$1,686	$21,577
Provision	614	(823)	207	1,586	355	683	2,622
Charge-offs	(860)	–	(493)	(6)	(838)	(199)	(2,396)
Recoveries	247	–	414	–	75	3	739
Ending balance	$3,268	$4,372	$7,482	$4,197	$1,050	$2,173	$22,542
Loss allowance individually evaluated for impairment	–	$608	$500	$239	–	–	$1,347
Loss allowance collectively evaluated for impairment	$3,268	$3,764	$6,982	$3,958	$1,050	$2,173	$21,195

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$6,066	$8,267	$19,846	$18,101	$813	$1,065	$54,158
Loans collectively evaluated for impairment	438,815	255,063	224,131	75,384	241,364	148,744	1,383,501
Total loans receivable	$444,881	$263,330	$243,977	$93,485	$242,177	$149,809	$1,437,659

	At or for the Six Months Ended June 30, 2012
Allowance for loan losses:	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Consumer	Commercial Business	Total
Beginning balance	$3,201	$7,442	$9,467	$4,506	$1,214	$2,098	$27,928
Provision	809	(1,488)	983	1,173	436	(132)	1,781
Charge-offs	(560)	(371)	(3,225)	(102)	(379)	(48)	(4,685)
Recoveries	–	568	414	–	23	–	1,005
Ending balance	$3,450	$6,151	$7,639	$5,577	$1,294	$1,918	$26,029
Loss allowance individually evaluated for impairment	$585	$1,780	$672	$2,645	$369	$129	$6,180
Loss allowance collectively evaluated for impairment	$2,865	$4,371	$6,967	$2,932	$925	$1,789	$19,849

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$11,704	$21,977	$29,213	$17,152	$1,546	$2,627	$84,219
Loans collectively evaluated for impairment	470,595	230,567	188,599	42,085	241,169	118,002	1,291,017
Total loans receivable	$482,299	$252,544	$217,812	$59,237	$242,715	$120,629	$1,375,236

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considers these adjustments necessary and prudent in light of recent trends in real estate values and economic conditions. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in an increase in the total allowance for loan losses of $1,208 and $1,659 during the three and six months ended June 30, 2013, respectively, and an increase of $505 and $226 during the three and six months ended June 30, 2012.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	June 30, 2013
With an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
One- to four-family	–	–	–	–	–
Multi-family	$1,463	$1,463	$608	$2,268	$48
Commercial real estate: Office	–	–	–	44	–
Retail/wholesale/mixed	688	688	193	632	12
Industrial/warehouse	1,279	1,279	307	853	16
Other	–	–	–	–	–
Total commercial real estate	1,967	1,967	500	1,529	28
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	–	–
Commercial real estate	–	–	–	–	–
Land	477	521	239	489	15
Total construction and development	477	521	239	489	15
Consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total consumer	–	–	–	–	–
Commercial business:	–	–	–	34	–
Term loans
Lines of credit	–	–	–	–	–
Total commercial business	–	–	–	34	–
Total with an allowance recorded	$3,907	$3,951	$1,347	$4,320	$91

With no allowance recorded:
One- to four-family	$5,567	$6,850	–	$6,936	$71
Multi-family	2,793	4,806	–	3,638	91
Commercial real estate: Office	531	1,397	–	851	9
Retail/wholesale/mixed	1,703	5,757	–	3,410	89
Industrial/warehouse	1,241	1,344	–	564	33
Other	2,373	2,737	–	880	6
Total commercial real estate	5,848	11,235	–	5,705	137
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	107	–	–	–
Commercial real estate	–	–	–	–	–
Land	226	1,379	–	327	6
Total construction and development	226	1,486	–	327	6
Consumer:
Home equity	780	1,050	–	1,091	10
Student	–	–	–	–	–
Other	33	42	–	44	–
Total consumer	813	1,092	–	1,135	10
Commercial business:
Term loans	355	979	–	551	17
Lines of credit	–	148	–	50	–
Total commercial business	355	1,127	–	601	17
Total with no allowance recorded	$15,602	$26,596	–	$18,342	$332

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

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

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	June 30, 2013
	Pass	Watch	Special Mention	Substandard	Total
One- to four-family	$437,842	$847	$126	$6,066	$444,881
Multi-family	220,676	32,404	1,983	8,267	263,330
Commercial real estate: Office	36,473	13,910	17,332	4,912	72,627
Retail/wholesale/mixed use	72,540	10,277	16,100	10,041	108,958
Industrial/warehouse	47,039	4,905	2	2,520	54,466
Other	5,261	292	–	2,373	7,926
Total commercial real estate	161,313	29,384	33,434	19,846	243,977
Construction and development:
One- to four-family	6,587	–	–	–	6,587
Multi-family	36,662	–	–	15,838	52,500
Commercial real estate	22,564	–	–	612	23,176
Land	9,277	294	–	1,651	11,222
Total construction/development	75,090	294	–	18,101	93,485
Consumer:
Home equity	220,062	–	–	780	220,842
Student	12,029	–	–	–	12,029
Other	9,273	–	–	33	9,306
Total consumer	241,364	–	–	813	242,177
Commercial business:
Term loans	68,007	6,444	266	565	75,282
Lines of credit	61,333	11,760	934	500	74,527
Total commercial business	129,340	18,204	1,200	1,065	149,809
Total	$1,265,625	$81,133	$36,743	$54,158	$1,437,659

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at June 30, 2013, or December 31, 2012. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at June 30, 2013, or December 31, 2012.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	June 30, 2013
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
One- to four-family	$7,939	$2,191	$4,840	$14,970	$429,911	$444,881	$5,567
Multi-family	938	–	2,594	3,532	259,798	263,330	4,256
Commercial real estate: Office	301	–	90	391	72,236	72,627	531
Retail/wholesale/mixed	3,216	415	502	4,133	104,825	108,958	2,391
Industrial/warehouse	–	–	2,469	2,469	51,997	54,466	2,520
Other	56	39	–	95	7,831	7,926	2,373
Total commercial real estate	3,573	454	3,061	7,088	236,889	243,977	7,815
Construction and development:
One- to four-family	–	–	–	–	6,587	6,587	–
Multi-family	–	–	–	–	52,500	52,500	–
Commercial real estate	–	–	–	–	23,176	23,176	–
Land	138	–	174	312	10,910	11,222	703
Total construction	138	–	174	312	93,173	93,485	703
Consumer:
Home equity	495	479	780	1,754	219,088	220,842	780
Student	221	186	406	813	11,216	12,029	–
Other	51	54	33	138	9,168	9,306	33
Total consumer	767	719	1,219	2,705	239,472	242,177	813
Commercial business:
Term loans	276	18	118	412	74,870	75,282	355
Lines of credit	24	–	–	24	74,503	74,527	–
Total commercial	300	18	118	436	149,373	149,809	355
Total	$13,655	$3,382	$12,006	$29,043	$1,408,616	$1,437,659	$19,509

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

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

As of June 30, 2013, and December 31, 2012, $406 and $584 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. There were three one- to four-family mortgage loans with an aggregate unpaid principal balance of $210 added to TDRs during the six months ended June 30, 2013. There were no loans that had a payment default in the six months ended June 30, 2013, that were restructured within the preceding 12 months. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

4.	Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Six Months Ended June 30
	2013	2012
MSRs at beginning of the period	$9,217	$8,269
Additions	1,643	2,858
Amortization	(1,793)	(2,022)
MSRs at end of period	9,067	9,105
Valuation allowance at end of period	(167)	(1,843)
MSRs at end of the period, net	$8,900	$7,262

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for six months ending December 31:	2013	$729
Estimate for years ending December 31:	2014	1,443
	2015	1,424
	2016	1,399
	2017	1,309
	2018	1,178
	Thereafter	1,418
	Total	$8,900

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of June 30, 2013. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5.	Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	June 30	December 31
	2013	2012
Accrued interest:
Loans receivable	$4,588	$4,636
Mortgage-related securities	1,352	1,610
Interest-earning deposits	5	11
Total accrued interest	5,945	6,257
Bank owned life insurance	58,965	58,609
Premises and equipment, net	51,244	50,536
Deferred tax asset, net	32,437	34,211
Federal Home Loan Bank stock, at cost	11,663	15,841
Other assets	22,034	24,241
Total other assets	$182,288	$189,695

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

6.	Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	June 30	December 31
	2013	2012
Checking accounts:
Non-interest-bearing	$154,256	$143,684
Interest-bearing	236,003	236,380
Total checking accounts	390,259	380,064
Money market accounts	473,753	458,762
Savings accounts	231,601	217,170
Certificates of deposit:
Due within one year	506,029	618,487
After one but within two years	167,275	159,340
After two but within three years	11,975	16,997
After three but within four years	5,618	7,994
After four but within five years	11,232	9,085
Total certificates of deposits	702,129	811,903
Total deposit liabilities	$1,797,742	$1,867,899

7.	Borrowings

The following table summarizes borrowings as of the dates indicated:

	June 30, 2013		December 31, 2012
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances maturing in:
2013	–	–	$217	4.17%
2014	–	–	–	–
2015	$23,450	0.80	23,450	0.80
2016	23,450	1.04	23,450	1.04
2017	37,809	1.49	37,822	1.49
2018 and thereafter	122,750	3.06	125,847	3.11
Total borrowings	$207,459	2.29%	$210,786	2.34%

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

June 30, 2013

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of June 30, 2013, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total capital	$267,662	18.23%	$117,489	8.00%	$146,861	10.00%
(to risk-weighted assets)
Tier 1 capital	249,253	16.97	58,745	4.00	88,117	6.00
(to risk-weighted assets)
Tier 1 capital	249,253	10.69	93,284	4.00	116,605	5.00
(to adjusted total assets)

As of December 31, 2012:
Total capital	$264,012	18.02%	$117,195	8.00%	$146,494	10.00%
(to risk-weighted assets)
Tier 1 capital	245,660	16.77	58,598	4.00	87,897	6.00
(to risk-weighted assets)
Tier 1 capital	245,660	10.28	95,553	4.00	119,441	5.00
(to adjusted total assets)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

9.	Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Basic earnings per share:
Net income	$2,649	$1,329	$5,194	$2,484
Weighted average shares outstanding	46,199,872	46,184,264	46,199,053	46,184,264
Vested MRP shares for period	24,959	5,459	21,209	3,532
Basic shares outstanding	46,224,831	46,189,723	46,220,262	46,187,796
Basic earnings per share	$0.06	$0.03	$0.11	$0.05

Diluted earnings per share:
Net income	$2,649	$1,329	$5,194	$2,484
Weighted average shares outstanding used in basic earnings per share basic earnings per share	46,224,831	46,189,723	46,220,262	46,187,796
Net dilutive effect of:
Stock option shares	117,002	–	105,189	–
Unvested MRP shares	25,126	6,640	24,012	6,667
Diluted shares outstanding	46,366,959	46,196,363	46,349,463	46,194,463
Diluted earnings per share	$0.06	$0.03	$0.11	$0.05

The Company had stock options for 2,321,000 shares outstanding as of June 30, 2013, and for 2,675,000 shares as of June 30, 2012, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $9.21 and $8.47 per share as of those dates, respectively.

10.	Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $53 and $52 during the three months ended June 30, 2013 and 2012, respectively, and $98 and $99 during the six months ended June 30, 2013 and 2012, respectively.

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

June 30, 2013

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

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$770	$725	$1,540	$1,450
Interest cost	575	564	1,150	1,128
Expected return on plan assets	(824)	(756)	(1,648)	(1,512)
Amortization of unrecognized prior service cost	433	440	866	880
Net periodic benefit cost	$954	$973	$1,908	$1,946

The net periodic benefit cost for the Company’s supplemental plan was $232 and $126 for the three months ended June 30, 2013 and 2012, respectively, and $464 and $252 for the six months ended as of the same dates, respectively. The amounts in 2013 consisted of service cost of $40, interest cost of $97, and amortization of net loss from earlier periods of $95 for the three months ended, and service cost of $80, interest cost of $194, and amortization of net loss from earlier periods of $190 for the six months ended. The amounts in 2012 consisted of service cost of $58, interest cost of $188, and amortization of unrecognized prior service costs of $6 for the three months ended, and service cost of $116, interest cost of $376, and amortization of unrecognized prior service costs of $12 for the six months ended. The amount of the 2013 contribution, if any, will be determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2013. As of June 30, 2013, the amount of the 2013 contribution, if any, was unknown. No contribution is necessary for the supplemental pension plan.

11.	Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for management recognition plan (“MRP”) awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of June 30, 2013, 426,621 MRP shares and options for 279,362 shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $64 and $46 for the three months ended June 30, 2013 and 2012, respectively, and $133 and $93 for the six months ended as of the same dates, respectively. Outstanding non-vested MRP grants had a fair value of $954 and an unamortized cost of $735 at June 30, 2013. The cost of these shares is expected to be recognized over a weighted-average period of 1.98 years.

During the three months ended June 30, 2013 and 2012, the Company recorded stock option compensation expense of $77 and $58, respectively, and $153 and $116 during the six months ended as of the same dates, respectively. As of June 30, 2013, there was $973 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.85 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

11.	Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Six Months Ended June 30
	2013		2012
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,671,000	$8.4711	2,382,500	$9.4637
Granted	342,000	4.9030	412,500	3.3900
Exercised	(12,200)	4.6418	–	–
Forfeited	(43,800)	8.9014	(120,000)	10.6730
Outstanding at end of period	2,957,000	$8.0678	2,675,000	$8.4744

The following table provides additional information regarding the Company’s outstanding options as of June 30, 2013.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life in Years	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value

Exercise Price:
$10.6730	0.8	–	–	1,546,000	–
$12.2340	3.0	–	–	50,000	–
$11.1600	4.8	–	–	32,000	–
$12.0250	5.1	10,000	–	40,000	–
$7.2200	6.8	20,000	–	30,000	–
$4.7400	7.5	42,000	$38	28,000	$25
$5.0500	7.6	219,000	129	146,000	86
$4.3000	7.7	15,000	20	10,000	13
$3.7200	8.1	14,000	27	3,500	7
$3.3900	8.6	322,000	725	77,500	174
$3.8000	8.8	8,000	15	2,000	4
$4.8200	9.6	302,000	248	–	–
$5.3600	9.9	20,000	6	–	–
$5.3600	9.9	20,000	6	–	–
Total		992,000	$1,214	1,965,000	$309
Weighted average remaining contractual life		8.6 years		2.10 years
Weighted average exercise price		$4.5144		$9.8541

The intrinsic value of options exercised during the six months ended June 30, 2013, was $14. There were no options exercised during the six months ended June 30, 2012. The weighted average grant date fair value of non-vested options at June 30, 2013, was $1.12 per share. During the six months ended June 30, 2013, options for 342,000 shares were granted, options for 181,500 shares became vested, and non-vested options for 13,800 shares were forfeited.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 342,000 options granted during the six months ended June 30, 2013: risk free rate of 1.24%, dividend yield of 1.66%, expected stock volatility of 30%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $1.33 per option using these assumptions. The following weighted-average assumptions were used to value 412,500 options granted during the six months ended June 30, 2012: risk free rate of 1.50%, dividend yield of 1.18%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $0.86 per option using these assumptions.

12.	Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are summarized in the following table as of the dates indicated:

	June 30	December 31
	2013	2012
Unused consumer lines of credit	$150,987	$152,109
Unused commercial lines of credit	68,562	75,354
Commitments to extend credit:
Fixed rate	17,950	15,054
Adjustable rate	82,218	20,894
Undisbursed commercial loans	1,744	3,000
Standby letters of credit	1,653	1,512

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

As of June 30, 2013, and December 31, 2012, net unrealized gains of $827 and $1,215, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains (losses) of $(490) and $277 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$22,443	$(100)	$83,882	$1,414
Forward commitments	30,832	927	75,750	(199)
Net unrealized gain		$827		$1,215

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13.	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing its financial assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended June 30, 2013.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of June 30, 2013:

	Weighted- Average	Range
Loan size	$125	$1 – $417
Contractual interest rate	3.81%	2.00% – 7.75%
Constant prepayment rate (“CPR”)	14.47%	11.64% – 25.32%
Remaining maturity in months	257	54 – 437
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$82.66	–
Annual ancillary income per loan (not in thousands)	$77.23	–
Discount rate	4.01%	3.50% – 4.38%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Pools determined to be impaired at June 30, 2013, had an amortized cost basis of $3,737 and a fair value of $3,570 as of that date. Accordingly, the Company recorded a valuation allowance of $167 as of June 30, 2013, as well as a corresponding gain of $2,229 during the six months then ended, which was equal to the change in the valuation allowance during that period. Pools determined to be impaired at December 31, 2012, had an amortized cost basis of $8,523 and a fair value of $6,127 as of that date. Accordingly, the Company recorded a valuation allowance of $2,396 as of December 31, 2012, as well as a corresponding loss of $1,528 during the twelve months then ended, which was equal to the change in the valuation allowance during that period. The Company recorded a loss of $975 during the six months ended June 30, 2012.

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

Off-Balance Sheet and Other Financial Instruments Off-balance sheet and other financial instruments consist of commitments to extend credit, IRLCs, and forward commitments to sell loans. Commitments to extend credit that are not IRLCs generally carry variable rates of interest. As such, the fair value of these instruments is not material. The Company considers the fair value of these instruments to be Level 2 in the fair value hierarchy. The carrying value of IRLCs and forward commitments to sell loans, which is equal to their fair value, is the difference between the

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

current market prices for securities collateralized by similar loans and the notional amounts of the IRLCs and forward commitments. The Company considers the fair value of IRLCs and forward commitments to sell loans to be Level 2 in the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	June 30 2013		December 31 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$118,470	$118,470	$87,059	$87,059
Mortgage related securities available-for-sale	451,305	451,305	550,185	550,185
Mortgage related securities held-to-maturity	156,502	155,079	157,558	163,589
Loans held-for-sale	13,179	13,179	10,739	10,739
Loans receivable, net	1,414,123	1,401,456	1,402,246	1,400,415
Mortgage servicing rights, net	8,900	10,224	6,821	7,032
Federal Home Loan Bank stock	11,663	11,663	15,841	15,841
Accrued interest receivable	5,945	5,945	6,257	6,257
Deposit liabilities	1,797,742	1,702,913	1,867,899	1,807,016
Borrowings	207,459	215,638	210,786	227,957
Advance payments by borrowers	23,473	23,473	4,956	4,956
Accrued interest payable	487	487	476	476
Unrealized gain (loss):
Interest rate lock commitments on loans	(100)	(100)	1,414	1,414
Forward commitments to sell loans	927	927	(199)	(199)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At June 30, 2013
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$13,179	–	$13,179
Mortgage-related securities available-for-sale	–	451,305	–	451,305

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$10,739	–	$10,739
Mortgage-related securities available-for-sale	–	550,185	–	550,185

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At June 30, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $1,347 was recorded for loans with a recorded investment of $54,158 at June 30, 2013. These amounts were $2,041 and $57,638 at December 31, 2012, respectively. Provision for loan losses related to these loans was $432 during the six months ended June 30, 2013, and $428 during the twelve months ended December 31, 2012. Provision for loan losses related to impaired loans at June 30, 2012, was $590 for the six months ended June 30, 2012.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of June 30, 2013, $11,536 in foreclosed properties were valued at collateral value compared to $12,170 at December 31, 2012. Losses of $1,297 and $2,497 related to these foreclosed properties were recorded during the six months ended June 30, 2013, and the twelve months ended December 31, 2012, respectively. Losses on foreclosed properties valued at collateral value at June 30, 2012 were $1,764 for the six months ended June 30, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; declines in the real estate market, which could further affect both collateral values and loan activity; continuing relatively high unemployment and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); regulators’ increasing expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effects of new regulatory capital requirements under Basel III; pending and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential changes in Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $2.6 million or $0.06 per diluted share and $5.2 million or $0.11 per diluted share for the three and six months ended June 30, 2013, respectively. These amounts compared to $1.3 million or $0.03 per diluted share and $2.5 million or $0.05 per diluted share during the same periods in 2012, respectively. Net income during the three and six month periods of 2013 represented a return on assets (“ROA”) of 0.45% and 0.43%, respectively, compared to 0.20% and 0.20% in the same periods of 2012, respectively. Net income in the same periods of 2013 also represented a return on equity (“ROE”) of 3.86% and 3.80%, respectively, compared to 1.97% and 1.85% in the same periods of 2012, respectively. The improvements in net income between these periods were due primarily to higher net loan servicing fee revenue, higher net interest income, lower net losses and expenses on foreclosed real estate, and lower federal deposit insurance premiums. These developments were partially offset by lower gains on sales of loans, higher compensation-related costs and, for the year-to-date period, a larger provision for loan losses. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and six months ended June 30, 2013 and 2012.

Net Interest Income The Company’s net interest income increased by $1.3 million or 9.0% and by $2.6 million or 8.8% during the three and six months ended June 30, 2013, compared to the same periods in 2012. These increases were primarily attributable to a 45 basis point improvement in the Company’s net interest margin, from 2.56% in the first half of 2012 to 3.01% during the same period in the current year. This improvement was due in part to an improved earning asset mix and an improved deposit funding mix between the periods. The Company’s average loans receivable (which generally have higher yields) increased by $38.6 million or 2.8% between the year-to-date periods and its average mortgage-related securities, investment securities, and overnight investments (which generally have lower yields) declined by $213.9 million or 22.5% in the aggregate between the periods. With respect to the Company’s deposit funding mix, its average checking and savings deposits (which generally have a lower interest cost or no interest cost) increased by $63.6 million or 7.4% in the aggregate between the year-to-date periods and its average certificates of deposit (which generally have a higher interest cost) declined by $257.0 million or 25.2% between the periods. Management expects these earning asset and deposit funding trends to continue in the near term, although there can be no assurances. Refer to “Financial Condition—Deposit Liabilities,” below, for additional discussion.

Also contributing to the improvement in net interest margin between the year-to-date periods in 2013 and 2012 was a 28 basis point decline in the average cost of the Company’s certificates of deposit, as well as the Company’s repayment of $100.0 million in high-cost borrowings from the FHLB of Chicago in the third quarter of 2012. Management anticipates that the Company’s cost of certificates of deposit will continue to decline modestly in the near term as older, higher-cost certificates of deposit continue to mature and are replaced by lower cost deposits, although there can be no assurances.

The favorable impact of the aforementioned developments on net interest income was partially offset by a $175.3 million or 7.5% decrease in average earning assets during the first half of 2013 compared to the same period in 2012. The Company’s earning assets have declined in recent periods as it has used cash flows from its mortgage-related securities portfolio to fund a decline in its certificates of deposit, as previously noted (refer to “Financial Condition—Deposit Liabilities,” below, for additional discussion).

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

	Three Months Ended June 30
	2013				2012
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,415,619		$15,974	4.51%	$1,378,035		$16,205	4.70%
Mortgage-related securities	610,196		3,538	2.32	880,860		4,792	2.18
Investment securities (2)	11,663		10	0.34	26,003		23	0.35
Interest-earning deposits	103,270		38	0.15	117,468		59	0.20
Total interest-earning assets	2,140,748		19,560	3.65	2,402,366		21,079	3.51
Non-interest-earning assets	231,726				228,857
Total average assets	$2,372,474				$2,631,223

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$231,136		17	0.03	$220,110		17	0.03
Money market accounts	471,429		168	0.14	422,707		174	0.16
Interest-bearing demand accounts	224,309		9	0.02	224,699		11	0.02
Certificates of deposit	730,334		1,979	1.08	1,006,178		3,666	1.46
Total deposit liabilities	1,657,208		2,173	0.52	1,873,694		3,868	0.83
Advance payments by borrowers for taxes and insurance	19,723		1	0.02	17,735		1	0.02
Borrowings	207,566		1,197	2.31	303,493		2,357	3.11
Total interest-bearing liabilities	1,884,497		3,371	0.72	2,194,922		6,226	1.13
Non-interest-bearing liabilities:
Non-interest-bearing deposits	160,246				126,098
Other non-interest-bearing liabilities	53,381				40,533
Total non-interest-bearing liabilities	213,627				166,631
Total liabilities	2,098,124				2,361,553
Total equity	274,350				269,670
Total average liabilities and equity	$2,372,474				$2,631,223
Net interest income and net interest rate spread			$16,189	2.93%			$14,853	2.38%
Net interest margin				3.02%				2.47%
Average interest-earning assets to average interest-bearing liabilities	1.14	x			1.09	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable. In addition, yields on loans receivable have not been adjusted for tax-exempt interest, which is not a significant component of the Company’s interest income from its loans.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Six Months Ended June 30
	2013				2012
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,414,256		$32,182	4.55%	$1,375,669		$32,629	4.74%
Mortgage-related securities	637,885		7,465	2.34	817,005		9,094	2.23
Investment securities (2)	12,678		23	0.36	31,393		34	0.22
Interest-earning deposits	84,748		65	0.15	100,845		100	0.20
Total interest-earning assets	2,149,567		39,735	3.70	2,324,912		41,857	3.60
Non-interest-earning assets	231,066				217,776
Total average assets	$2,380,633				$2,542,688

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$225,551		32	0.03	$213,865		32	0.03
Money market accounts	469,241		345	0.15	422,260		372	0.18
Interest-bearing demand accounts	224,552		17	0.02	219,620		23	0.02
Certificates of deposit	762,633		4,544	1.19	1,019,664		7,497	1.47
Total deposit liabilities	1,681,977		4,938	0.59	1,875,409		7,924	0.85
Advance payments by borrowers for taxes and insurance	14,912		1	0.01	13,113		1	0.02
Borrowings	208,928		2,422	2.32	231,081		4,181	3.62
Total interest-bearing liabilities	1,905,817		7,361	0.77	2,119,081		12,106	1.14
Non-interest-bearing liabilities:
Non-interest-bearing deposits	138,780				121,793
Other non-interest-bearing liabilities	62,405				32,659
Total non-interest-bearing liabilities	201,185				154,452
Total liabilities	2,107,002				2,274,055
Total equity	273,631				268,633
Total average liabilities and equity	$2,380,633				$2,542,688
Net interest income and net interest rate spread			$32,374	2.93%			$29,751	2.46%
Net interest margin				3.01%				2.56%
Average interest-earning assets to average interest-bearing liabilities	1.13	x			1.10	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable. In addition, yields on loans receivable have not been adjusted for tax-exempt interest, which is not a significant component of the Company’s interest income from its loans.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended June 30, 2013 Compared to June 30, 2012
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$435	$(666)	$(231)
Mortgage-related securities	(1,546)	292	(1,254)
Investment securities	(13)	–	(13)
Interest-earning deposits	(6)	(15)	(21)
Total interest-earning assets	(1,130)	(389)	(1,519)
Interest-bearing liabilities:
Savings accounts	–	–	–
Money market accounts	18	(24)	(6)
Interest-bearing demand accounts	–	(2)	(2)
Certificates of deposit	(873)	(814)	(1,687)
Total deposit liabilities	(855)	(840)	(1,695)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	(640)	(520)	(1,160)
Total interest-bearing liabilities	(1,495)	(1,360)	(2,855)
Net change in net interest income	$365	$971	$1,336

	Six Months Ended June 30, 2013 Compared to June 30, 2012
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$882	$(1,329)	$(447)
Mortgage-related securities	(2,060)	431	(1,629)
Investment securities	(27)	16	(11)
Interest-earning deposits	(14)	(21)	(35)
Total interest-earning assets	(1,219)	(903)	(2,122)
Interest-bearing liabilities:
Savings accounts	–	–	–
Money market accounts	39	(66)	(27)
Interest-bearing demand accounts	–	(6)	(6)
Certificates of deposit	(1,684)	(1,269)	(2,953)
Total deposit liabilities	(1,645)	(1,341)	(2,986)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	(371)	(1,388)	(1,759)
Total interest-bearing liabilities	(2,016)	(2,729)	(4,745)
Net change in net interest income	$797	$1,826	$2,623

Provision for Loan Losses The Company’s provision for loan losses was $1.7 million in the second quarter of 2013 compared to $1.7 million in the same quarter last year. The provision for the six months ended June 30, 2013, was $2.6 million compared to $1.8 million in the same period last year. The Company’s provision in the 2013 periods consisted primarily of increases in general loan loss allowances related to growth in its multi-family, commercial real estate, and commercial business loan portfolios in recent periods, as well as a modest increase in charge-off experience on its one- to four-family loan portfolio. In comparison, during the first half of 2012, larger loss provisions against a number of specific multi-family, commercial real estate, and business loan relationships were partially offset by loss recaptures on non-performing loans that paid off and recoveries of previously charged-off loans. In addition, the Company increased its general loss allowances modestly during the first half of 2012 due primarily to growth in its loan portfolio during that period.

The Company’s non-performing loans and classified loans have trended lower in recent periods. Although general economic, employment, and real estate conditions continue to improve modestly in the Company’s markets, current conditions continue to be challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land. As such, there can be no assurances that non-performing loans and/or classified loans will continue to trend lower in future periods or that the Company’s provision for loan losses will not vary considerably in future periods. For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income Total non-interest income increased by $133,000 or 1.9% and $293,000 or 2.1% during the three and six months ended June 30, 2013, compared to the same periods in 2012. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Service charges on deposits increased modestly during the three and six months ended June 30, 2013, compared to the same periods in 2012. These increases were due primarily to increases in certain service and transaction charges, as well as continued increases in fees from treasury management services that the Company offers to commercial customers. These developments were offset in part by lower overdraft fee revenue in the 2013 periods compared to the same periods in 2012. Management attributes these decreases to recent changes in customer behavior, due in part to generally improving employment and economic conditions in the Company’s local market areas.

Brokerage and insurance commissions were $978,000 during the second quarter of 2013, a $14,000 or 1.5% increase from the same period in the previous year. On a year-to-date basis, this source of revenue was $1.7 million in 2013, a $125,000 or 8.1% increase from the same period in 2012. This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. Commission revenue in the 2013 periods benefited from higher sales of equity-related investments, which management attributes to improvement in equity markets earlier in the year. Also contributing were increased sales of tax-deferred annuities, which management attributes to the continued popularity of such investments in generally lower interest rate environments.

Net loan-related fees and servicing revenue was $1.2 million during the three months ended June 30, 2013, compared to a loss of $1.4 million in the same period of the previous year. On a year-to-date basis, this revenue was $2.2 million during the six months ended June 30, 2013, compared to a loss of $1.3 million in the same period of 2012. The following table presents the components of net loan-related fees and servicing revenue for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in thousands)
Gross servicing fees	$722	$747	$1,437	$1,440
Mortgage servicing rights amortization	(785)	(979)	(1,793)	(2,022)
Mortgage servicing rights valuation recovery (loss)	1,115	(1,296)	2,229	(975)
Loan servicing revenue, net	1,052	(1,528)	1,873	(1,557)
Other loan fee income	186	133	314	300
Loan-related fees and servicing revenue, net	$1,238	$(1,395)	$2,187	$(1,257)

The change in the valuation allowance that the Company maintains against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Higher market interest rates for residential loans as of June 30, 2013, resulted in lower loan prepayment expectations on the loans underlying the MSRs, which resulted in a decrease in the valuation allowance during the three and six month periods then ended. In contrast, lower market interest rates as of June 30, 2012, resulted in higher prepayment expectations and an increase in the valuation allowance during the same periods then ended. As of June 30, 2013, the Company had a valuation allowance of $167,000 against MSRs with a gross book value of $9.1 million. As of the same date the Company serviced $1.2 billion in loans for third-party investors compared to $1.1 billion one year ago.

The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. In recent periods the amortization of MSRs has exceeded the fee revenue that has been collected from servicing the related mortgage loans. Amortization of MSRs has been elevated in recent periods because of a relatively low interest rate environment, which has resulted in increased loan prepayment activity and faster amortization of the related MSRs. If market interest rates for residential mortgage loans increase and/or prepayment expectations decrease in future periods, the Company could record reduced levels of MSR amortization expense, as well as recover all or a portion of previously established allowance on MSRs. Alternatively, if market interest rates decrease and/or actual or expected loan prepayment expectations increase, amortization expense is likely to remain elevated because of continued high levels of loan prepayment activity. In addition, the Company could potentially record charges to earnings related to increases in the valuation allowance on its MSRs.

Gains on sales of loans were $1.4 million in the second quarter of 2013 compared to $3.6 million in the same quarter last year. Year-to-date, gains on sales of loans were $3.2 million in 2013 compared to $6.5 million in 2012. The Company typically sells most fixed-rate, one- to four-family mortgage loans that it originates in the secondary market. During the three and six months ended June 30, 2013, sales of these loans were $51.3 million or 38.6% lower and $70.6 million or 27.6% lower than they were during the same periods in 2012, respectively. Recent increases in market interest rates have resulted in lower originations and sales of fixed-rate, one- to four-family loans in the 2013 periods compared to the same periods in 2012. Also contributing to the decrease in gains on sales of loans in 2013 was a decline in the Company’s average gross profit margin on the sales of loans. Management attributes this decline to the reduced burden that consumer demand has placed on the loan production capacity of the mortgage banking industry as a whole, due to a recent increase in market interest rates, which has caused gross profit margins to decrease. If these trends continue, management believes that the Company’s gains on sales of loans during the last half of 2013 will continue to decline and will be substantially lower than they were during the same period of 2012.

In the second quarter of 2012 the Company recorded $543,000 in gains on sales of investments on the sale of $20.4 million in mortgage-related securities. The Company did not sell any investments in 2013.

In the second quarter of 2012 the Company recorded $336,000 in net OTTI losses. These losses consisted of the credit portion of the total OTTI loss related to the Company’s investment in certain private-label CMOs rated less than investment grade. The Company did not have any net OTTI losses in 2013 (for additional discussion refer to “Financial Condition—Mortgage-Related Securities Available-for-Sale,” below).

Non-Interest Expense Total non-interest expense decreased by $729,000 or 4.0% during the three months ended June 30, 2013, and by $2.3 million or 5.8% during the six months then ended compared to the same periods in 2012. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses increased by $311,000 or 2.9% and $789,000 or 3.7% during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, respectively. These increases were due primarily to annual merit increases and increases in payroll-related taxes. These developments were partially offset by a modest decline in employee healthcare costs due to a renegotiation of such costs with the insurance provider.

Occupancy and equipment expenses increased by $83,000 or 3.0% and $208,000 or 3.6% during the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year, respectively. These increases were principally caused by increased repairs and maintenance on the Company’s facilities, due in part to increased snow removal costs earlier in 2013 compared to 2012.

Federal deposit insurance premiums were $236,000 and $1.0 million during the three and six months ended June 30, 2013, respectively. These amounts compared to $871,000 and $1.7 million during the same periods in 2012, respectively. The decrease in the 2013 periods was caused by recent improvements in the Company’s financial condition and operating results that, under the FDIC risk-based premium assessment system, resulted in lower deposit insurance costs for the Company in 2013. In addition, during the second quarter of 2013 the Company recorded a credit of $250,000 related to confirmation from the FDIC that improvements at the Company had been retroactively applied to the prior quarter. Management believes that federal deposit insurance premiums during the remainder of 2013 could be approximately 35% lower than they were during the last half of 2012, although there can be no assurances.

Net losses and expenses on foreclosed real estate were $443,000 and $1.6 million during the three and six months ended June 30, 2013, respectively. These amounts compared to $970,000 and $3.7 million in the same periods of last year, respectively. The Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to lower levels of foreclosed properties.

Other non-interest expense decreased modestly during the three months ended June 30, 2013, compared to the same periods in 2012. Year-to-date, this expense decreased by $408,000 or 7.9% in 2013 compared to the same period in 2012. The year-to-date decrease was primarily the result of lower legal, consulting, and accounting fees related to loan workout efforts and related professional services.

Income Tax Expense Income tax expense was $1.5 million and $601,000 during the three months ended June 30, 2013 and 2012, respectively, and was $2.7 million and $1.1 million during the six months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rates (“ETRs”) during the three month periods in 2013 and 2012 were 35.9% and 31.3%, respectively. The ETRs during the six month periods in these same years were 34.1% and 30.2%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue items, such as tax-exempt interest income and earnings from bank-owned life insurance (“BOLI”). The Company’s ETR will generally be higher in periods in which these non-taxable revenue items comprise a smaller portion of pre-tax income.

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

Financial Condition

Overview The Company’s total assets decreased by $61.5 million or 2.5% during the six months ended June 30, 2013. During the period the Company’s mortgage-related securities available-for-sale decreased by $98.9 million due to regular repayments and its cash and due from banks decreased by $15.5 million due to seasonal factors. These developments were partially offset by a $46.9 million increase in the Company’s overnight investments (due primarily to cash flows from the securities portfolio) and a $11.9 million increase in the loan portfolio. Also during the period, the Company’s deposit liabilities decreased by $70.2 million. The Company’s total shareholders’ equity increased from $271.9 million at December 31, 2012, to $274.6 million at June 30, 2013. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the three months ended June 30, 2013.

Cash and Due from Banks The Company’s cash and due from banks decreased by $15.5 million or 31.0% during the six months ended June 30, 2013. This decrease was caused by seasonal factors that generally result in higher levels of cash and due from banks at the end of a calendar year.

Interest-Bearing Deposits in Banks The Company’s interest-bearing deposits and due from banks increased by $46.9 million or 127% during the six months ended June 30, 2013. This increase was primarily caused by cash flows from the Company’s mortgage-related securities portfolio, as noted in the following paragraph.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale declined by $98.9 million or 18.0% during the six months ended June 30, 2013. This decrease was principally caused by continued principal repayments on the securities. This decrease was partially offset by the Company’s purchase of $20.1 million in mortgage-related securities during the six months ended June 30, 2013.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $8.0 million at June 30, 2013, compared to a net unrealized gain of $10.7 million at December 31, 2012. This amount declined during the period because of an increase in market interest rates, particularly during the month of June.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. As of June 30, 2013, and December 31, 2012, the carrying value of the Company’s investment in private-label CMOs was $43.9 million and $50.6 million, respectively. The net unrealized gain on the securities as of such dates was $186,000 and $370,000, respectively. As of June 30, 2013, $32.5 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $130,000. As of December 31, 2012, $35.9 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized loss of $33,000.

As of June 30, 2013, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

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

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale increased by $2.4 million or 22.7% during the six months ended June 30, 2013. This increase was primarily caused by the timing of the Company’s loan originations and sales. For reasons noted previously in this report, management believes that sales of one- to four-family mortgage loans during the last half of 2013 will continue to decline and will be substantially lower than they were during the same period in 2012.

Loans Receivable The Company’s loans receivable increased by $11.9 million or 0.8% during the six months ended June 30, 2013. Total loans originated for portfolio decreased by $52.1 million or 22.6% during this period compared to the same period in the previous year. Originations in all categories of loans declined with the exception of multi-family and construction and development loans, the latter of which consists primarily of multi-family projects. Management attributes the decline in the origination volumes of commercial real estate and commercial business loans to slow economic growth in recent quarters and overall borrower uncertainty related to the future direction of the economy in general. Also contributing to the decline in commercial borrowing was the anticipated federal tax law changes in 2013 that motivated certain commercial customers to accelerate contemplated transactions to the fourth quarter of last year, a period in which the Company experienced a substantial increase in commercial loan originations. Management attributes the increases in multi-family lending, including construction of such properties, to elevated demand for multi-family properties caused by a general decline in the level of home ownership in recent periods. With respect to declines in one- to four-family and consumer loan production in the first half of 2013, management attributes these declines to higher interest rates and recent economic uncertainty, as well as increased competition for second mortgages in some of its markets.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations for portfolio during the period indicated:

	Six Months Ended
	June 30
	2013	2012
	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$45,375	$50,995
Multi-family	29,499	26,965
Commercial real estate	10,205	16,372
Construction and development loans	45,024	27,220
Total mortgage loans	130,103	121,552
Consumer loans	25,655	57,156
Commercial business loans	22,444	51,596
Total loans originated for portfolio	$178,202	$230,304

(1)	Excludes $188.7 million and $248.1 million in loans originated for sale during the six months ended June 30, 2013 and 2012, respectively.

Foreclosed Properties and Repossessed Assets The Company’s foreclosed properties and repossessed assets were $12.0 million and $14.0 million at June 30, 2013, and December 31, 2012, respectively. In recent periods the Company’s foreclosed properties and repossessed assets have declined from elevated levels experienced in prior years. This development was the result of management efforts to aggressively reduce the Company’s level of non-performing assets in recent years. Management expects foreclosed properties and repossessed assets to trend modestly lower in the near term. However, there can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $8.9 million at June 30, 2013, and $6.8 million at December 31, 2012, net of valuation allowances of $167,000 and $2.4 million as of such dates, respectively. As of June 30, 2013, the Company serviced $1.2 billion in loans for third-party investors compared to $1.1 billion at December 31, 2012. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Other Assets As of June 30, 2013, and December 31, 2012, the Company’s net deferred tax asset, which is included as component of other assets, was $32.4 million and $34.2 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago, which is included as a component of other assets. The Company’s investment in the common stock of the FHLB of Chicago was $11.7 million at June 30, 2013, compared to $15.8 million at December 31, 2012. During the six months ended June 30, 2013, the FHLB of Chicago redeemed $4.2 million of excess common stock held by the Company in accordance with a stock redemption plan the FHLB of Chicago established in 2011. As of June 30, 2013, the Company’s investment in the common stock of the FHLB of Chicago was near the minimum amount required by the FHLB of Chicago. As such, management does not expect future stock redemptions by the FHLB of Chicago to be significant.

Deposit Liabilities Deposit liabilities decreased by $70.2 million or 3.8% during the six months ended June 30, 2013. Core deposits, consisting of checking, savings and money market accounts, increased by $39.6 million or 3.8% during the period while certificates of deposit declined by $109.8 million or 13.5%. The Company continues to closely manage the rates it offers on certificates of deposit to control its overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods. Core deposits have increased in recent periods in response to management’s efforts to increase sales of such products and related services to commercial businesses, as well as efforts to focus its retail sales efforts on such products and related services. Also contributing to the increase in core deposits in recent periods, however, is customer reaction to the low interest rate environment. Management believes that this environment has encouraged some customers to switch to core deposits in an effort to retain flexibility in the event interest rates rise in the future.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, were $207.5 million at June 30, 2013, compared to $210.8 million at December 31, 2012. The Company’s advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $23.5 million at June 30, 2013, compared to $5.0 million at December 31, 2012. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Other Liabilities The Company’s other liabilities decreased to $50.7 million at June 30, 2013, from $59.8 million at December 31, 2012. This decrease was primarily seasonal, caused by a decline in drafts payable related to disbursement of customer escrow deposits near the end of 2012.

Shareholders' Equity The Company’s shareholders’ equity increased from $271.9 million at December 31, 2012, to $274.6 million at June 30, 2013. This increase was caused by net income during the period, partially offset by the payment of cash dividends of $0.02 per share to shareholders in each of the first and second quarters. Also impacting shareholders’ equity during the period was a $976,000 increase in accumulated other comprehensive loss primarily caused by a decline in the fair value of the Company’s available-for-sale securities. This development was the result of a recent increase in market interest rates which had an adverse impact on the fair value of the Company’s available-for-sale securities. The book value of the Company’s common stock was $5.91 per share at June 30, 2013, compared to $5.87 per share at December 31, 2012.

On August 5, 2013, the Company’s board of directors announced that it had declared a $0.03 per share dividend payable on August 30, 2013, to shareholders of record on August 16, 2013. For additional discussion relating to the Company’s ability to pay dividends refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At June 30	At December 31
	2013	2012
	(Dollars in thousands)
Non-accrual mortgage loans:
One- to four-family	$5,567	$8,192
Multi-family	4,256	6,824
Commercial real estate	7,815	6,994
Construction and development	703	937
Total non-accrual mortgage loans	18,341	22,947
Non-accrual consumer loans:
Secured by real estate	780	1,514
Other consumer loans	33	59
Total non-accrual consumer loans	813	1,573
Non-accrual commercial business loans	355	693
Total non-accrual loans	19,509	25,213
Accruing loans delinquent 90 days or more (1)	406	584
Total non-performing loans	19,915	25,797
Foreclosed properties and repossessed assets	12,040	13,961
Total non-performing assets	$31,955	$39,758

Non-performing loans to loans receivable, net	1.41%	1.84%
Non-performing assets to total assets	1.36%	1.64%
Interest income that would have been recognized if non-accrual loans had been current (2)	$944	$1,998
Interest income on non-accrual loans included in interest income (2)	$423	$1,241

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the six months ended June 30, 2013, and the twelve months ended December 31, 2012, respectively.

The Company’s non-performing loans were $19.9 million or 1.41% of loans receivable as of June 30, 2013, compared to $25.8 million or 1.84% of loans receivable as of December 31, 2012. Non-performing assets, which includes non-performing loans, were $32.0 million or 1.36% of total assets and $39.8 million or 1.64% of total assets as of these same dates, respectively. In addition to non-performing assets, at June 30, 2013, management was closely monitoring $34.2 million in additional loans that were adversely classified as “substandard” and $36.7 million that were classified as “special mention” in accordance with the Company’s internal risk rating policy. These amounts compared to $31.8 million and $37.7 million, respectively, as of December 31, 2012. These loans are primarily secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Although these loans were performing in accordance with their contractual terms, management deemed their classification prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Six Months Ended June 30
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the period	$21,577	$27,928
Provision for loan losses:
One- to four-family	614	809
Multi-family	(823)	(1,488)
Commercial real estate	207	983
Construction and development	1,586	1,173
Consumer loans	355	436
Commercial business loans	683	(132)
Total provision for loan losses	2,622	1,781
Charge-offs:
One- to four-family	(860)	(560)
Multi-family	–	(371)
Commercial real estate	(493)	(3,225)
Construction and development	(6)	(102)
Consumer loans	(838)	(379)
Commercial business loans	(199)	(48)
Total charge-offs	(2,396)	(4,685)
Recoveries:
One- to four-family	247	–
Multi-family	–	568
Commercial real estate	414	414
Construction and development	–	–
Consumer loans	75	23
Commercial business loans	3	–
Total recoveries	739	1,005
Net charge-offs	(1,657)	(3,680)
Balance at the end of the period	$22,542	$26,029

	June 30	December 31
	2013	2012
Allowance as a percent of total loans	1.59%	1.54%
Allowance as a percent of non-performing loans	113.19%	83.64%
Net charge-offs to average loans (1)	0.23%	0.78%

(1)	The rate for the six months ended June 30, 2013, is annualized.

The Company’s allowance for loan losses was $22.5 million or 1.59% of total loans at June 30, 2013, compared to $21.6 million or 1.54% of total loans at December 31, 2012. As a percent of non-performing loans, the Company’s allowance for loan losses was 113.2% at June 30, 2013, compared to 83.6% at December 31, 2012. Management believes the allowance for loan losses at June 30, 2013, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 11.65% at June 30, 2013, compared to 11.24% at December 31, 2012. The increase in this ratio was due in part to the Company’s net income, less the dividends it paid during the period and less the increase in accumulated other comprehensive loss during the period, as previously described. Also contributing was a decline in the Company’s total assets during the period, as previously described.

At June 30, 2013, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At June 30, 2013, the Bank had a Tier 1 capital ratio of 10.69% and a total risk-based capital ratio of 18.23%.

The Board of Governors of the Federal Reserve (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) recently published final regulatory capital rules under Basel III. Although there can be no assurances, management does not currently expect these new rules to have a significant impact on the Company or the Bank’s regulatory capital, financial condition, or results of operations. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") will eventually impose specific capital requirements on savings and loan holding companies such as the Company. These developments, as well as other requirements that could be imposed by regulators, may impact the ability of the Company and/or the Bank to pay dividends or, in the case of the Company, repurchase its common stock.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of June 30, 2013, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,095,613	–	–	–	$1,095,613
Certificates of deposits	506,029	$179,250	$16,850	–	702,129
Borrowed funds	–	46,900	77,515	$83,044	207,459
Operating leases	933	1,756	823	2,783	6,295
Purchase obligations	1,680	3,360	3,360	2,100	10,500
Deferred retirement plans and deferred compensation plans	1,100	1,878	1,606	6,392	10,976

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of June 30, 2013:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial real estate	$28,237	–	–	–	$28,237
Multi-family real estate	61,027	–	–	–	61,027
Residential real estate	10,904	–	–	–	10,904
Revolving home equity and credit card lines	150,987	–	–	–	150,987
Standby letters of credit	1,646	–	–	$7	1,653
Commercial lines of credit	68,562	–	–	–	68,562
Undisbursed commercial loans	1,575	$4	–	166	1,745
Net commitments to sell mortgage loans	30,832	–	–	–	30,832

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At June 30, 2013, the Company had forward commitments to sell one- to four-family mortgage loans of $30.8 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of June 30, 2013.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2013, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	At June 30, 2013
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
	(Dollars in thousands)
Loans receivable:
Mortgage loans:
Fixed	$42,669	$52,793	$160,035	$148,880	$109,192	$513,569
Adjustable	132,228	182,177	104,785	86,818	19,624	525,632
Consumer loans	93,626	45,912	48,613	27,355	24,966	240,472
Commercial business loans	79,702	23,056	22,698	27,327	288	153,071
Interest-earning deposits	83,964	–	–	–	–	83,964
Mortgage-related securities:
Fixed	33,800	94,535	174,735	75,960	170,329	549,359
Adjustable	50,487	–	–	–	–	50,487
Other interest-earning assets	11,663	–	–	–	–	11,663
Total interest-earning assets	528,139	398,473	510,866	366,340	324,399	2,128,217

Deposit liabilities:
Non-interest-bearing demand accounts	924	2,738	7,065	6,733	136,794	154,254
Interest-bearing demand accounts	1,413	4,189	10,809	10,302	209,293	236,006
Savings accounts	1,531	4,531	11,634	11,010	202,894	231,600
Money market accounts	473,753	–	–	–	–	473,753
Certificates of deposit	292,756	279,410	113,113	16,850	–	702,129
Advance payments by borrowers for taxes and insurance	–	23,473	–	–	–	23,473
Borrowings	306	945	49,595	79,785	76,828	207,459
Total non-interest- and interest-bearing liabilities	770,683	315,286	192,216	124,680	625,809	2,028,674
Interest rate sensitivity gap	$(242,544)	$83,187	$318,650	$241,660	$(301,410)	$99,543
Cumulative interest rate sensitivity gap	$(242,544)	$(159,357)	$159,293	$400,953	$99,543
Cumulative interest rate sensitivity gap as a percentage of total assets	-10.13%	-6.66%	6.65%	16.75%	4.16%
Cumulative interest-earning assets as a percentage of non-interest- and interest- bearing liabilities	68.53%	85.33%	112.46%	128.58%	104.91%

Based on the above gap analysis, at June 30, 2013, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at June 30, 2013. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$240,533	$(143,429)	(37.4)%	10.98%	(30.4)%
+300	269,143	(114,819)	(29.9)	12.02	(23.4)
+200	302,272	(81,690)	(21.3)	13.19	(15.3)
+100	335,169	(48,793)	(12.7)	14.29	(8.0)
0	383,962	–	–	16.14	–
-100	369,056	(14,096)	(3.9)	15.10	(4.1)

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

BANK MUTUAL CORPORATION
(Registrant)

Date:	August 8, 2013	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	August 8, 2013	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended June 30, 2013

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the President and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the President and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101 *	The following materials are furnished from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS *	XBRL Instance Document		X

101.SCH *	XBRL Taxonomy Extension Schema Document		X

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB *	XBRL Extension Labels Linkbase Document		X

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

