Form 10-Q
period 2013-09-30
BANK MUTUAL CORP
filed 2013-11-05
CIK 1123270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,432,284 shares, at November 5, 2013.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Financial Condition

	September 30	December 31
	2013	2012
	(Dollars in thousands)
Assets

Cash and due from banks	$29,812	$50,030
Interest-earning deposits	29,208	37,029
Cash and cash equivalents	59,020	87,059
Mortgage-related securities available-for-sale, at fair value	474,824	550,185
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $154,243 in 2013 and $163,589 in 2012)	156,011	157,558
Loans held-for-sale	2,619	10,739
Loans receivable (net of allowance for loan losses of $22,770 in 2013 and $21,577 in 2012)	1,442,595	1,402,246
Foreclosed properties and repossessed assets	9,306	13,961
Mortgage servicing rights, net	8,889	6,821
Other assets	180,053	189,695

Total assets	$2,333,317	$2,418,264

Liabilities and equity

Liabilities:
Deposit liabilities	$1,768,750	$1,867,899
Borrowings	205,199	210,786
Advance payments by borrowers for taxes and insurance	30,624	4,956
Other liabilities	49,656	59,837
Total liabilities	2,054,229	2,143,478
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2013 and 2012 Issued and outstanding–none in 2013 and 2012	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2013 and 2012 Issued–78,783,849 shares in 2013 and 2012
Outstanding–46,432,284 shares in 2013 and 46,326,484 in 2012	788	788
Additional paid-in capital	489,152	489,960
Retained earnings	150,083	145,231
Accumulated other comprehensive loss	(5,702)	(4,717)
Treasury stock–32,351,565 shares in 2013 and 32,457,365 in 2012	(358,127)	(359,409)
Total shareholders’ equity	276,194	271,853
Non-controlling interest in real estate partnership	2,894	2,933
Total equity including non-controlling interest	279,088	274,786

Total liabilities and equity	$2,333,317	$2,418,264

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	September 30
	2013	2012
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$16,132	$16,514
Mortgage-related securities	3,597	4,134
Investment securities	9	30
Interest-earning deposits	20	19
Total interest income	19,758	20,697
Interest expense:
Deposit liabilities	1,787	3,543
Borrowings	1,190	1,554
Advance payments by borrowers for taxes and insurance	–	1
Total interest expense	2,977	5,098
Net interest income	16,781	15,599
Provision for loan losses	707	657
Net interest income after provision for loan losses	16,074	14,942
Non-interest income:
Service charges on deposits	1,780	1,832
Brokerage and insurance commissions	658	678
Loan related fees and servicing revenue, net	471	(1,091)
Gain on loan sales activities, net	794	3,412
Income from bank-owned life insurance (“BOLI”)	817	528
Other non-interest income	1,623	1,486
Total non-interest income	6,143	6,845
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,766	10,465
Occupancy and equipment	2,923	2,835
Federal insurance premiums	438	831
Advertising and marketing	377	376
Losses and expenses on foreclosed real estate, net	716	1,748
Other non-interest expense	2,605	2,535
Total non-interest expense	17,825	18,790
Income before income taxes	4,392	2,997
Income tax expense	1,497	1,044
Net income before non-controlling interest	2,895	1,953
Net loss attributable to non-controlling interest	13	13

Net income	$2,908	$1,966

Per share data:
Earnings per share–basic	$0.06	$0.04
Earnings per share–diluted	$0.06	$0.04
Cash dividends per share paid	$0.03	$0.01

Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Continued)

	Nine Months Ended
	September 30
	2013	2012
	(Dollars in thousands,
	except per share data)
Interest income:
Loans	$48,314	$49,142
Mortgage-related securities	11,062	13,228
Investment securities	32	130
Interest-earning deposits	86	54
Total interest income	59,494	62,554
Interest expense:
Deposit liabilities	6,725	11,467
Borrowings	3,613	5,735
Advance payments by borrowers for taxes and insurance	1	2
Total interest expense	10,339	17,204
Net interest income	49,155	45,350
Provision for loan losses	3,329	2,438
Net interest income after provision for loan losses	45,826	42,912
Non-interest income:
Service charges on deposits	5,058	5,055
Brokerage and insurance commissions	2,328	2,224
Loan related fees and servicing revenue, net	2,659	(2,348)
Gain on loan sales activities, net	4,036	9,867
Gain on sales of investments, net	–	543
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	–	(909)
Non-credit portion of OTTI losses	–	573
Net OTTI losses	–	(336)
Income from bank-owned life insurance (“BOLI”)	1,966	1,578
Other non-interest income	4,595	4,468
Total non-interest income	20,642	21,051
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	32,827	31,738
Occupancy and equipment	8,862	8,567
Federal insurance premiums	1,481	2,533
Advertising and marketing	1,432	1,446
Losses and expenses on foreclosed real estate, net	2,291	5,496
Other non-interest expense	7,339	7,669
Total non-interest expense	54,232	57,449
Income before income taxes	12,236	6,514
Income tax expense	4,173	2,107
Net income before non-controlling interest	8,063	4,407
Net loss attributable to non-controlling interest	39	42

Net income	$8,102	$4,449

Per share data:
Earnings per share–basic	$0.17	$0.10
Earnings per share–diluted	$0.17	$0.10
Cash dividends per share paid	$0.07	$0.03

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended
	September 30
	2013	2012
	(Dollars in thousands)
Net income before non-controlling interest	$2,895	$1,953
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(220) in 2013 and $483 in 2012	(327)	724
	(327)	724
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $216 in 2013 and $176 in 2012	318	263
	318	263
Total other comprehensive income (loss), net of tax	(9)	987
Total comprehensive income before non-controlling interest	2,886	2,940
Comprehensive loss attributable to non-controlling interest	13	13

Total comprehensive income	$2,899	$2,953

	Nine Months Ended
	September 30
	2013	2012
	(Dollars in thousands)
Net income before non-controlling interest	$8,063	$4,407
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of of deferred income taxes of $(230) in 2012	–	(343)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(1,300) in 2013 and $1,870 in 2012	(1,940)	2,790
Reclassification adjustment for realized gains on sales of securities available-for-sale, net of income taxes of $(218) in 2012	–	(325)
	(1,940)	2,122
Defined benefit pension plans:
Amortization of prior period net loss included in net periodic pension cost, net of deferred income taxes of $640 in 2013 and $527 in 2012	955	790
	955	790
Total other comprehensive income (loss), net of tax	(985)	2,912
Total comprehensive income before non-controlling interest	7,078	7,319
Comprehensive loss attributable to non-controlling interest	39	42

Total comprehensive income	$7,117	$7,361

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2013	$788	$489,960	$145,231	$(4,717)	$(359,409)	$2,933	$274,786
Net income	–	–	8,102	–	–	–	8,102
Net loss attributable to non-controlling interest	–	–	–	–	–	(39)	(39)
Other comprehensive income (loss)	–	–	–	(985)	–	–	(985)
Issuance of management recognition plan shares	–	(1,134)	–	–	1,134	–	–
Exercise of stock options	–	(91)	–	–	148	–	57
Share based payments	–	417	–	–	–	–	417
Cash dividends ($0.07 per share)	–	–	(3,250)	–	–	–	(3,250)

Balance at September 30, 2013	$788	$489,152	$150,083	$(5,702)	$(358,127)	$2,894	$279,088

Balance at January 1, 2012	$788	$490,159	$140,793	$(5,379)	$(360,590)	$2,925	$268,696
Net income	–	–	4,449	–	–	–	4,449
Net loss attributable to non-controlling interest	–	–	–	–	–	(42)	(42)
Other comprehensive income	–	–	–	2,912	–	–	2,912
Issuance of management recognition plan shares	–	(1,181)	–	–	1,181	–	–
Share based payments	–	393	–	–	–	–	393
Cash dividends ($0.03 per share)	–	–	(1,390)	–	–	–	(1,390)

Balance at September 30, 2012	$788	$489,371	$143,852	$(2,467)	$(359,409)	$2,883	$275,018

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

  Bank Mutual Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30
	2013	2012
	(Dollars in thousands)
Operating activities:
Net income	$8,102	$4,449
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,329	2,438
Loss on foreclosed real estate, net	1,949	4,559
Provision for depreciation	1,975	1,913
Net OTTI losses	–	336
Amortization of mortgage servicing rights	2,335	3,004
Increase (decrease) in MSR valuation allowance	(2,319)	1,919
Net premium amortization on securities	1,694	3,674
Loans originated for sale	(222,684)	(359,514)
Proceeds from loan sales	232,756	357,824
Gain on loan sales activities, net	(4,036)	(9,867)
Net gain on sale of investments	–	(543)
Other, net	(1,375)	(3,412)
Net cash provided by operating activities	21,726	6,780
Investing activities:
Purchases of mortgage-related securities available-for-sale	(88,094)	(51,374)
Purchases of mortgage-related securities held-to-maturity	–	(158,915)
Principal repayments on mortgage-related securities available-for-sale	159,061	194,020
Proceeds from sales of mortgage-related securities available-for-sale	–	20,938
Principal repayments on mortgage-related securities held-to-maturity	1,008	570
Proceeds from redemption of FHLB of Chicago stock	4,178	27,021
Net increase in loans receivable	(48,897)	(76,248)
Proceeds from sale of foreclosed properties	7,925	15,248
Net purchases of premises and equipment	(2,688)	(1,816)
Net cash provided (used) by investing activities	32,493	(30,556)
Financing activities:
Net decrease in deposit liabilities	(99,149)	(101,307)
New long-term borrowings	–	158,935
Repayments of borrowings	(5,587)	(100,924)
Net increase in advance payments by borrowers for taxes and insurance	25,668	29,404
Cash dividends	(3,250)	(1,390)
Other, net	60	–
Net cash used by financing activities	(82,258)	(15,282)
Decrease in cash and cash equivalents	(28,039)	(39,058)
Cash and cash equivalents at beginning of period	87,059	120,935
Cash and cash equivalents at end of period	$59,020	$81,877

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$10,330	$17,462
Income taxes	351	171
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	5,219	8,641

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

In 2011 the Financial Accounting Standards Board (“FASB”) issued new accounting guidelines related to (i) the determination of whether a parent should derecognize the in-substance real estate of a subsidiary that is in-substance real estate when the parent ceases to have a controlling financial interest in the subsidiary and (ii) the disclosure of both gross information and net information about instruments eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. Item (ii) was amended in the first quarter of 2013 to clarify the scope of disclosures about derivatives that are offset in the statement of condition or are subject to a master netting arrangement. Item (i) was effective for the Company in the third quarter of 2012. The adoption of this item did not have a material impact on its results of operations or financial condition. Item (ii) was effective for interim and fiscal periods beginning on or after January 1, 2013, which was the first quarter of 2013 for the Company. The Company's adoption of item (ii) did not have a material impact on its financial condition, results of operations, or financial disclosures.

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

During the third quarter of 2013 the FASB issued new accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The guidance is effective for fiscal years and interim periods beginning after December 15, 2014, which will be the first quarter of 2015 for the Company. Adoption of this item is not expected to have a material impact on the Company’s results of operations, financial condition, or financial disclosures.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$238,835	$4,957	$(53)	$243,739
Federal National Mortgage Association	188,050	2,375	(246)	190,179
Government National Mortgage Association	30	5	–	35
Private-label CMOs	40,494	857	(480)	40,871
Total available-for-sale	$467,409	$8,194	$(779)	$474,824
Securities held-to-maturity:
Federal National Mortgage Association	$156,011	$182	$(1,950)	$154,243
Total held-to-maturity	$156,011	$182	$(1,950)	$154,243

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$336,289	$7,393	–	$343,682
Federal National Mortgage Association	153,010	2,885	–	155,895
Government National Mortgage Association	36	6	–	42
Private-label CMOs	50,196	1,108	$(738)	50,566
Total available-for-sale	$539,531	$11,392	$(738)	$550,185
Securities held-to-maturity:
Federal National Mortgage Association	$157,558	$6,031	–	$163,589
Total held-to-maturity	$157,558	$6,031	–	$163,589

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized		Estimated	Unrealized		Estimated	Unrealized	Estimated
	Loss	Number of	Fair	Loss	Number of	Fair	Loss	Fair
At September 30, 2013:	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$53	2	$7,928	–	–	–	$53	$7,928
Federal National Mortgage Association	246	6	31,483	–	–	–	246	31,483
Private-label CMOs	66	3	5,326	$414	8	$13,527	480	18,853
Total available-for-sale	$365	11	$44,737	$414	8	$13,527	$779	$58,264
Securities held-to-maturity:
Federal National Mortgage Association	$1,950	8	$54,069	–	–	–	$1,950	$54,069
Total held-to-maturity	$1,950	8	$54,069	–	–	–	$1,950	$54,069

	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized		Estimated	Unrealized		Estimated	Unrealized	Estimated
	Loss	Number of	Fair	Loss	Number of	Fair	Loss	Fair
At December 31, 2012:	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Securities available-for- sale:
Private-label CMOs	$500	4	$9,703	$238	5	$7,578	$738	$17,281
Total available-for-sale	$500	4	$9,703	$238	5	$7,578	$738	$17,281

The Company determined that the unrealized losses on its private-label collateralized mortgage obligations (“CMOs”) were temporary as of September 30, 2013, and December 31, 2012. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities, and recent trends in the fair market values of the securities.

As of September 30, 2013, and December 31, 2012, the Company had private-label CMOs, with a fair value of $30,171 and $35,918, respectively, and unrealized gains (losses) of $274 and $(33), respectively that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.During the nine months ended September 30, 2012, the Company recognized $336 in net OTTI losses in earnings related to its investment in four private-label CMOs. The determination of the net OTTI loss was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. The following assumptions were used in determining the amount of the credit loss in 2012: (i) prepayments speeds with a range of 5.1% to 16.5% and a weighted average rate of 9.9%, (ii) default rates with a range of 4.0% to 5.5% and a weighted average rate of 4.5%, (iii) loss severity rates with a range of 40.0% to 52.0% and a weighted average rate of 42.9%, and (iv) current credit enhancements with a range of 2.2% to 4.6% and a weighted average rate of 3.4%.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of OTTI related to credit losses that have been recognized in earnings as of the dates indicated, as well as the end of period values for securities that have experienced such losses:

	At or for the		At or for the
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Beginning balance of unrealized OTTI related to credit losses	$789	$725	$789	$389
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	–	–	–	82
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	–	–	–	254
Net OTTI losses recognized in earnings	–	–	–	336
Ending balance of unrealized OTTI related to credit losses	$789	$725	$789	$725
Adjusted cost at end of period	$7,600	$8,541	$7,600	$8,541
Estimated fair value at end of period	$8,068	$8,609	$8,068	$8,609

Results of operations included no realized gains or losses on the sales of securities during the three months ended September 30, 2013 and 2012. Results of operations during the nine months ended September 30, 2013 and 2012, included realized gains on the sales of securities of zero and $543, respectively.

Mortgage-related securities available-for-sale with a fair value of approximately $72,487 and $80,274 at September 30, 2013, and December 31, 2012, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	September 30	December 31
	2013	2012
Permanent mortgage loans:
One- to four-family	$443,948	$465,170
Multi-family	256,610	264,013
Commercial real estate	255,106	263,775
Total permanent mortgages	955,664	992,958
Construction and development loans:
One- to four-family	33,389	18,502
Multi-family	165,120	86,904
Commercial real estate	23,197	11,116
Land	10,350	12,826
Total construction and development	232,056	129,348
Total real estate mortgage loans	1,187,720	1,122,306
Consumer loans:
Fixed home equity	148,405	141,898
Home equity lines of credit	79,218	81,898
Student	11,625	12,915
Automobile	1,674	1,814
Other consumer	7,057	8,388
Total consumer loans	247,979	246,913
Commercial business loans	156,838	132,436
Total loans receivable	1,592,537	1,501,655
Undisbursed loan proceeds	(126,075)	(76,703)
Allowance for loan losses	(22,770)	(21,577)
Unearned loan fees and discounts	(1,097)	(1,129)
Total loans receivable, net	$1,442,595	$1,402,246

The Company’s first mortgage loans and home equity loans are primarily secured by properties that are located in the Company's local lending areas in Wisconsin, Illinois, Michigan, and Minnesota. Substantially all of the Company’s non-mortgage loans have also been made to borrowers in these same lending areas.

At September 30, 2013, and December 31, 2012, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $274,000 and $281,000 were pledged to secure advances from the FHLB of Chicago.

The unpaid principal balance of loans serviced for others was $1,159,342 and $1,147,722 at September 30, 2013, and December 31, 2012, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

	At or for the Nine Months Ended September 30, 2013
	One- to		Commercial	Construction
	Four-	Multi-	Real	and		Commercial
	Family	Family	Estate	Development	Consumer	Business	Total
Allowance for loan losses:
Beginning balance	$3,267	$5,195	$7,354	$2,617	$1,458	$1,686	$21,577
Provision	408	223	(295)	1,487	601	905	3,329
Charge-offs	(934)	(536)	(493)	(148)	(1,108)	(199)	(3,418)
Recoveries	475	–	633	77	92	5	1,282
Ending balance	$3,216	$4,882	$7,199	$4,033	$1,043	$2,397	$22,770
Loss allowance individually evaluated for impairment	–	$599	$442	$227	–	–	$1,268
Loss allowance collectively evaluated for impairment	$3,216	$4,283	$6,757	$3,806	$1,043	$2,397	$21,502

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$5,523	$8,172	$16,682	$17,207	$840	$522	$48,946
Loans collectively evaluated for impairment	437,595	248,438	238,424	89,604	247,139	156,316	1,417,516
Total loans receivable	$443,118	$256,610	$255,106	$106,811	$247,979	$156,838	$1,466,462

	At or for the Nine Months Ended September 30, 2012
	One- to		Commercial	Construction
	Four-	Multi-	Real	and		Commercial
	Family	Family	Estate	Development	Consumer	Business	Total
Allowance for loan losses:
Beginning balance	$3,201	$7,442	$9,467	$4,506	$1,214	$2,098	$27,928
Provision	2,408	(2,268)	1,198	597	682	(179)	2,438
Charge-offs	(2,292)	(857)	(4,149)	(2,545)	(555)	(48)	(10,446)
Recoveries	3	568	428	–	34	26	1,059
Ending balance	$3,320	$4,885	$6,944	$2,558	$1,375	$1,897	$20,979
Loss allowance individually evaluated for impairment	$492	$319	$125	$300	$427	$65	$1,728
Loss allowance collectively evaluated for impairment	$2,828	$4,566	$6,819	$2,258	$948	$1,832	$19,251

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$9,231	$12,707	$25,716	$14,513	$1,749	$1,877	$65,793
Loans collectively evaluated for impairment	463,075	238,978	214,252	42,343	244,462	137,653	1,340,763
Total loans receivable	$472,306	$251,685	$239,968	$56,856	$246,211	$139,530	$1,406,556

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considers these adjustments necessary and prudent in light of recent trends in real estate values and economic conditions. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in an increase in the total allowance for loan losses of $307 and $1,966 during the three and nine months ended September 30, 2013, respectively, and a decrease of $598 and $372 during the three and nine months ended September 30, 2012.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	September 30, 2013
	Loans	Unpaid	Related	Average Loan	Interest
	Receivable	Principal	Allowance	Receivable	Income
	Balance, Net	Balance	for Loss	Balance, Net	Recognized
With an allowance recorded:
One- to four-family	–	–	–	–	–
Multi-family	$1,454	$1,454	$599	$2,065	$65
Commercial real estate:
Office	–	–	–	32	–
Retail/wholesale/mixed	722	722	190	655	20
Industrial/warehouse	1,224	1,274	252	946	66
Other	–	–	–	–	–
Total commercial real estate	1,946	1,996	442	1,633	86
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	–	–	–	–
Commercial real estate	–	–	–	–	–
Land	466	517	227	483	22
Total construction and development	466	517	227	483	22
Consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total consumer	–	–	–	–	–
Commercial business:
Term loans	–	–	–	25	–
Lines of credit	–	–	–	–	–
Total commercial business	–	–	–	25	–
Total with an allowance recorded	$3,866	$3,967	$1,268	$4,206	$173

With no allowance recorded:
One- to four-family	$5,031	$6,083	–	$6,460	$126
Multi-family	2,755	4,821	–	3,417	140
Commercial real estate:
Office	822	1,695	–	844	31
Retail/wholesale/mixed	1,261	5,023	–	2,846	112
Industrial/warehouse	208	313	–	475	9
Other	87	494	–	656	12
Total commercial real estate	2,378	7,525	–	4,821	164
Construction and development:
One- to four-family	–	–	–	–	–
Multi-family	–	107	–	–	–
Commercial real estate	610	610	–	153	30
Land	313	1,536	–	323	18
Total construction and development	923	2,253	–	476	48
Consumer:
Home equity	779	1,091	–	1,013	15
Student	–	–	–	–	–
Other	61	69	–	48	–
Total consumer	840	1,160	–	1,061	15
Commercial business:
Term loans	296	632	–	446	26
Lines of credit	–	115	–	29	–
Total commercial business	296	747	–	475	26
Total with no allowance recorded	$12,223	$22,589	–	$16,710	$519

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	September 30, 2013
			Special
	Pass	Watch	Mention	Substandard	Total
One- to four-family	$436,630	$840	$125	$5,523	$443,118
Multi-family	231,928	12,898	3,612	8,172	256,610
Commercial real estate:
Office	48,864	9,276	15,300	5,318	78,758
Retail/wholesale/mixed use	76,391	9,533	16,050	9,846	111,820
Industrial/warehouse	35,510	12,017	2,680	1,431	51,638
Other	12,803	–	–	87	12,890
Total commercial real estate	173,568	30,826	34,030	16,682	255,106
Construction and development:
One- to four-family	8,838	–	–	–	8,838
Multi-family	51,562	–	–	14,718	66,280
Commercial real estate	20,828	–	–	610	21,438
Land	8,089	287	–	1,879	10,255
Total construction/development	89,317	287	–	17,207	106,811
Consumer:
Home equity	226,844	–	–	779	227,623
Student	11,625	–	–	–	11,625
Other	8,670	–	–	61	8,731
Total consumer	247,139	–	–	840	247,979
Commercial business:
Term loans	61,535	6,996	315	476	69,322
Lines of credit	69,477	12,532	5,461	46	87,516
Total commercial business	131,012	19,528	5,776	522	156,838
Total	$1,309,594	$64,379	$43,543	$48,946	$1,466,462

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at September 30, 2013, or December 31, 2012. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at September 30, 2013, or December 31, 2012.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	September 30, 2013
	Past Due Status						Total
	30-59	60-89	> 90	Total	Total	Total	Non-
	Days	Days	Days	Past Due	Current	Loans	Accrual
One- to four-family	$6,971	$1,737	$4,313	$13,021	$430,097	$443,118	$5,031
Multi-family	625	275	340	1,240	255,370	256,610	4,209
Commercial real estate:
Office	–	298	90	388	78,370	78,758	822
Retail/wholesale/mixed	3,040	66	78	3,184	108,636	111,820	1,983
Industrial/warehouse	–	–	160	160	51,478	51,638	1,432
Other	–	–	–	–	12,890	12,890	87
Total commercial real estate	3,040	364	328	3,732	251,374	255,106	4,324
Construction and development:
One- to four-family	–	–	–	–	8,838	8,838	–
Multi-family	–	–	–	–	66,280	66,280	–
Commercial real estate	–	–	610	610	20,828	21,438	610
Land	123	51	241	415	9,840	10,255	779
Total construction	123	51	851	1,025	105,786	106,811	1,389
Consumer:
Home equity	818	262	779	1,859	225,764	227,623	779
Student	208	126	559	893	10,732	11,625	–
Other	79	67	61	207	8,524	8,731	61
Total consumer	1,105	455	1,399	2,959	245,020	247,979	840
Commercial business:
Term loans	179	–	102	281	69,041	69,322	296
Lines of credit	684	–	–	684	86,832	87,516	–
Total commercial	863	–	102	965	155,873	156,838	296
Total	$12,727	$2,882	$7,333	$22,942	$1,443,520	$1,466,462	$16,089

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

As of September 30, 2013, and December 31, 2012, $559 and $584 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. At September 30, 2013, there was $66 in a construction and development land loan that was 90-days past due, but remained on accrual status due to a pending renewal of the note. There were no other loans 90-days past due that were in accrual status as of December 31, 2012.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally nine months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than nine months. There were five one- to four-family mortgage loans, and one non-residential (retail/wholesale/mixed) loan with an aggregate unpaid principal balance of $597, and $233, respectively, added to TDRs during the nine months ended September 30, 2013. There were no loans that had a payment default in the nine months ended September 30, 2013, that were restructured within the preceding 12 months. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Nine Months Ended September 30
	2013	2012
MSRs at beginning of the period	$9,217	$8,269
Additions	2,084	3,841
Amortization	(2,335)	(3,004)
MSRs at end of period	8,966	9,106
Valuation allowance at end of period	(77)	(2,787)
MSRs at end of the period, net	$8,889	$6,319

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for three months ending December 31:	2013	$377
Estimate for years ending December 31:	2014	1,360
	2015	1,180
	2016	1,000
	2017	847
	2018	746
	Thereafter	3,379
	Total	$8,889

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of September 30, 2013. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	September 30	December 31
	2013	2012
Accrued interest:
Loans receivable	$4,410	$4,636
Mortgage-related securities	1,382	1,610
Interest-earning deposits	2	11
Total accrued interest	5,794	6,257
Bank-owned life insurance	59,755	58,609
Premises and equipment, net	51,250	50,536
Deferred tax asset, net	31,125	34,211
Federal Home Loan Bank stock, at cost	11,663	15,841
Other assets	20,466	24,241
Total other assets	$180,053	$189,695

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	September 30	December 31
	2013	2012
Checking accounts:
Non-interest-bearing	$163,109	$143,684
Interest-bearing	229,499	236,380
Total checking accounts	392,608	380,064
Money market accounts	487,238	458,762
Savings accounts	225,479	217,170
Certificates of deposit:
Due within one year	524,100	618,487
After one but within two years	111,331	159,340
After two but within three years	11,476	16,997
After three but within four years	6,199	7,994
After four but within five years	10,319	9,085
Total certificates of deposits	663,425	811,903
Total deposit liabilities	$1,768,750	$1,867,899

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	September 30, 2013		December 31, 2012
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances maturing in:
2013	–	–	$217	4.17%
2014	–	–	–	–
2015	$23,450	0.80%	23,450	0.80
2016	23,450	1.04	23,450	1.04
2017	37,802	1.49	37,822	1.49
2018 and thereafter	120,497	3.02	125,847	3.11
Total borrowings	$205,199	2.26%	$210,786	2.34%

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

September 30, 2013

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of September 30, 2013, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total capital	$270,162	18.22%	$118,635	8.00%	$148,293	10.00%
(to risk-weighted assets)
Tier 1 capital	251,573	16.96	59,317	4.00	88,976	6.00
(to risk-weighted assets)
Tier 1 capital	251,573	10.89	92,409	4.00	115,511	5.00
(to adjusted total assets)

As of December 31, 2012:
Total capital	$264,012	18.02%	$117,195	8.00%	$146,494	10.00%
(to risk-weighted assets)
Tier 1 capital	245,660	16.77	58,598	4.00	87,897	6.00
(to risk-weighted assets)
Tier 1 capital	245,660	10.28	95,553	4.00	119,441	5.00
(to adjusted total assets)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Basic earnings per share:
Net income	$2,908	$1,966	$8,102	$4,449
Weighted average shares outstanding	46,210,424	46,184,264	46,202,886	46,184,263
Vested MRP shares for period	28,930	9,430	23,811	5,512
Basic shares outstanding	46,239,354	46,193,694	46,226,697	46,189,775
Basic earnings per share	$0.06	$0.04	$0.17	$0.10

Diluted earnings per share:
Net income	$2,908	$1,966	$8,102	$4,449
Weighted average shares outstanding used in basic earnings per share basic earnings per share	46,239,354	46,193,694	46,226,697	46,189,775
Net dilutive effect of:
Stock option shares	213,622	16,627	141,333	5,542
Unvested MRP shares	35,525	12,604	27,850	8,647
Diluted shares outstanding	46,488,501	46,222,925	46,395,880	46,203,964
Diluted earnings per share	$0.06	$0.04	$0.17	$0.10

The Company had stock options for 1,778,000 shares outstanding as of September 30, 2013, and for 2,268,500 shares as of September 30, 2012, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.53 and $9.37 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $47 and $44 during the three months ended September 30, 2013 and 2012, respectively, and $145 and $143 during the nine months ended September 30, 2013 and 2012, respectively.

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

September 30, 2013

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

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Service cost	$770	$725	$2,310	$2,175
Interest cost	575	564	1,725	1,692
Expected return on plan assets	(824)	(756)	(2,472)	(2,268)
Amortization of unrecognized prior service cost	433	440	1,299	1,320
Net periodic benefit cost	$954	$973	$2,862	$2,919

The net periodic benefit cost for the Company’s supplemental plan was $232 and $126 for the three months ended September 30, 2013 and 2012, respectively, and $696 and $378 for the nine months ended as of the same dates, respectively. The amounts in 2013 consisted of service cost of $40, interest cost of $97, and amortization of net loss from earlier periods of $95 for the three months ended, and service cost of $120, interest cost of $291, and amortization of net loss from earlier periods of $285 for the nine months ended. The amounts in 2012 consisted of service cost of $29, interest cost of $94, and amortization of unrecognized prior service costs of $3 for the three months ended, and service cost of $87, interest cost of $282, and amortization of unrecognized prior service costs of $9 for the nine months ended.

The Company does not expect to make a contribution to the qualified or supplemental plans in 2013. This determination was based on a number of factors, including the results of the Actuarial Valuation Reports as of January 1, 2013.

11. Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for stock option awards of up to 4,106,362 shares. Options granted under the 2004 Plan vest over five years and have expiration terms of ten years. The 2004 Plan also provided for management recognition plan (“MRP”) awards of up to 1,642,521 shares. MRP shares awarded under the 2004 Plan vest over five years. As of September 30, 2013, 426,621 MRP shares and options for 269,362 shares remain eligible for award under the 2004 Plan.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $54 and $46 for the three months ended September 30, 2013 and 2012, respectively, and $187 and $139 for the nine months ended as of the same dates, respectively. Outstanding non-vested MRP grants had a fair value of $988 and an unamortized cost of $681 at September 30, 2013. The cost of these shares is expected to be recognized over a weighted-average period of 1.87 years.

During the three months ended September 30, 2013 and 2012, the Company recorded stock option compensation expense of $74 and $58, respectively, and $228 and $174 during the nine months ended as of the same dates, respectively. As of September 30, 2013, there was $918 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.75 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Nine Months Ended September 30
	2013		2012
		Weighted		Weighted
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	2,671,000	$8.4711	2,382,500	$9.4637
Granted	352,000	4.9439	412,500	3.3900
Exercised	(12,200)	4.6418	–	–
Forfeited	(43,800)	8.9014	(124,000)	10.6730
Outstanding at end of period	2,967,000	$8.0620	2,671,000	$8.4711

The following table provides additional information regarding the Company’s outstanding options as of September 30, 2013.

	Remaining	Non-Vested Options		Vested Options
	Contractual	Stock	Intrinsic	Stock	Intrinsic
	Life in Years	Options	Value	Options	Value
Exercise Price:
$10.6730	0.6	–	–	1,546,000	–
$12.2340	2.8	–	–	50,000	–
$11.1600	4.6	–	–	32,000	–
$12.0250	4.9	–	–	50,000	–
$7.2200	6.6	20,000	–	30,000	–
$4.7400	7.2	42,000	$64	28,000	$43
$5.0500	7.3	219,000	267	146,000	178
$4.3000	7.5	15,000	30	10,000	20
$3.7200	7.8	10,500	27	7,000	18
$3.3900	8.3	322,000	927	77,500	223
$3.8000	8.5	8,000	20	2,000	5
$4.8200	9.3	302,000	438	–	–
$5.3600	9.6	20,000	18	–	–
$5.3600	9.7	20,000	18	–	–
$6.3400	9.8	10,000	–	–	–
Total		988,500	$1,809	1,978,500	$487
Weighted average remaining contractual life		8.4 years		1.9 years
Weighted average exercise price		$4.4597		$9.8542

The intrinsic value of options exercised during the nine months ended September 30, 2013, was $14. There were no options exercised during the nine months ended September 30, 2012. The weighted average grant date fair value of non-vested options at September 30, 2013, was $1.14 per share. During the nine months ended September 30, 2013, options for 352,000 shares were granted, options for 195,000 shares became vested, non-vested options for 13,800 shares were forfeited, and vested options of 30,000 shares were forfeited.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 352,000 options granted during the nine months ended September 30, 2013: risk free rate of 1.28%, dividend yield of 1.67%, expected stock volatility of 30%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $1.35 per option using these assumptions. The following weighted-average assumptions were used to value 412,500 options granted during the nine months ended September 30, 2012: risk free rate of 1.50%, dividend yield of 1.18%, expected stock volatility of 25%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $0.86 per option using these assumptions.

12. Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are summarized in the following table as of the dates indicated:

	September 30	December 31
	2013	2012
Unused consumer lines of credit	$142,854	$152,109
Unused commercial lines of credit	99,755	75,354
Commitments to extend credit:
Fixed rate	15,672	15,054
Adjustable rate	74,250	20,894
Undisbursed commercial loans	1,452	3,000
Standby letters of credit	1,717	1,512

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

As of September 30, 2013, and December 31, 2012, net unrealized gains of $157 and $1,215, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $116 and $277 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk (continued)

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	September 30, 2013		December 31, 2012
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Interest rate lock commitments	$9,251	$289	$83,882	$1,414
Forward commitments	7,434	(132)	75,750	(199)
Net unrealized gain		$157		$1,215

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing its financial assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended September 30, 2013.

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

Mortgage-Related Securities Available-for-Sale and Held to MaturityFair values for these securities are based on price estimates obtained from a third-party independent pricing service. This service utilizes pricing models that vary by asset class and incorporate available trade, bid, ask, and other market information of comparable instruments. For structured securities, such as CMOs, the pricing models include cash flow estimates that consider the impact of loan performance data, including, but not limited to, expectations relating to loan prepayments, default rates, and loss severities. Management has reviewed the pricing methodology used by its pricing service to verify that prices are determined in accordance with the fair value guidance specified in GAAP. The Company considers the fair value of mortgage-related securities to be Level 2 in the fair value hierarchy.

Loans Held-for-Sale The fair value of loans held-for-sale is based on the current market price for securities collateralized by similar loans. The Company considers the fair value of loans held for sale to be Level 2 in the fair value hierarchy.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of September 30, 2013:

	Weighted-
	Average	Range
Loan size	$125	$4 – $415
Contractual interest rate	3.84%	2.00% – 7.15%
Constant prepayment rate (“CPR”)	10.49%	5.60% – 36.42%
Remaining maturity in months	241	54 – 480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60.44	–
Annual ancillary income per loan (not in thousands)	$58.57	–
Discount rate	10.05%	10.00 – 11.75%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Pools determined to be impaired at September 30, 2013, had an amortized cost basis of $3,264 and a fair value of $3,187 as of that date. Accordingly, the Company recorded a valuation allowance of $77 as of September 30, 2013, as well as a corresponding gain of $2,319 during the nine months then ended, which was equal to the change in the valuation allowance during that period. Pools determined to be impaired at December 31, 2012, had an amortized cost basis of $8,523 and a fair value of $6,127 as of that date. Accordingly, the Company recorded a valuation allowance of $2,396 as of December 31, 2012, as well as a corresponding loss of $1,528 during the twelve months then ended, which was equal to the change in the valuation allowance during that period. The Company recorded a loss of $1,919 during the nine months ended September 30, 2012.

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

September 30, 2013

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.
	September 30		December 31
	2013		2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$59,020	$59,020	$87,059	$87,059
Mortgage related securities available-for-sale	474,824	474,824	550,185	550,185
Mortgage related securities held-to-maturity	156,011	154,243	157,558	163,589
Loans held-for-sale	2,619	2,619	10,739	10,739
Loans receivable, net	1,442,595	1,430,548	1,402,246	1,400,415
Mortgage servicing rights, net	8,889	9,691	6,821	7,032
Federal Home Loan Bank stock	11,663	11,663	15,841	15,841
Accrued interest receivable	5,794	5,794	6,257	6,257
Deposit liabilities	1,768,750	1,671,173	1,867,899	1,807,016
Borrowings	205,199	213,173	210,786	227,957
Advance payments by borrowers	30,624	30,624	4,956	4,956
Accrued interest payable	484	484	476	476
Unrealized gain (loss):
Interest rate lock commitments on loans	289	289	1,414	1,414
Forward commitments to sell loans	(132)	(132)	(199)	(199)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At September 30, 2013
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$2,619	–	$2,619
Mortgage-related securities available-for-sale	–	474,824	–	474,824

	At December 31, 2012
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$10,739	–	$10,739
Mortgage-related securities available-for-sale	–	550,185	–	550,185

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At September 30, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $1,268 was recorded for loans with a recorded investment of $48,946 at September 30, 2013. These amounts were $2,041 and $57,638 at December 31, 2012, respectively. Provision for loan losses related to these loans was $352 during the nine months ended September 30, 2013, and $428 during the twelve months ended December 31, 2012. Provision for loan losses related to impaired loans at September 30, 2012, was $(2,911) for the nine months ended September 30, 2012.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of September 30, 2013, $8,069 in foreclosed properties were valued at collateral value compared to $12,170 at December 31, 2012. Losses of $1,692 and $2,497 related to these foreclosed properties were recorded during the nine months ended September 30, 2013, and the twelve months ended December 31, 2012, respectively. Losses on foreclosed properties valued at collateral value at September 30, 2012 were $2,151 for the nine months ended September 30, 2012.

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

Results of Operations

Overview    The Company’s net income was $2.9 million or $0.06 per diluted share and $8.1 million or $0.17 per diluted share for the three and nine months ended September 30, 2013, respectively.  These amounts compared to $2.0 million or $0.04 per diluted share and $4.4 million or $0.10 per diluted share during the same periods in 2012, respectively.  Net income during the three and nine month periods of 2013 represented a return on assets (“ROA”) of 0.50% and 0.46%, respectively, compared to 0.31% and 0.23% in the same periods of 2012, respectively.  Net income in the same periods of 2013 also represented a return on equity (“ROE”) of 4.23% and 3.94%, respectively, compared to 2.90% and 2.20% in the same periods of 2012, respectively.  The improvements in net income between these periods were due primarily to higher net loan servicing fee revenue, higher net interest income, lower net losses and expenses on foreclosed real estate, and lower federal deposit insurance premiums.  These developments were partially offset by lower gains on sales of loans, higher compensation-related costs, and a larger provision for loan losses.  The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and nine months ended September 30, 2013 and 2012.

Net Interest Income    The Company’s net interest income increased by $1.2 million or 7.6% and by $3.8 million or 8.4% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  These increases were primarily attributable to a 45 basis point improvement in the Company’s net interest margin, from 2.61% during the nine months ended September 30, 2012, to 3.06% during the same period in the current year.  This improvement was due in part to an improved earning asset mix and an improved deposit funding mix between the periods.  The Company’s average loans receivable (which generally have higher yields) increased by $35.7 million or 2.6% between the year-to-date periods and its average mortgage-related securities, investment securities, and overnight investments (which generally have lower yields) declined by $215.2 million or 23.0% in the aggregate between the periods.  With respect to the Company’s deposit funding mix, its average checking and savings deposits (which generally have a lower interest cost or no interest cost) increased by $38.6 million or 3.9% in the aggregate between the year-to-date periods and its average certificates of deposit (which generally have a higher interest cost) declined by $255.1 million or 25.8% between the periods.  Refer to “Financial Condition—Deposit Liabilities,” below, for additional discussion.

Also contributing to the improvement in net interest margin between the year-to-date periods in 2013 and 2012 was a 35 basis point decline in the average cost of the Company’s certificates of deposit, as well as the Company’s repayment of $100.0 million in high-cost borrowings from the FHLB of Chicago in the third quarter of 2012.  Management anticipates that the Company’s cost of certificates of deposit will continue to decline modestly in the near term as older, higher-cost certificates of deposit continue to mature and are replaced by lower-cost deposits, although there can be no assurances.

The favorable impact of the aforementioned developments on net interest income was partially offset by a $179.5 million or 7.7% decrease in average earning assets during the year-to-date period in 2013 compared to the same period in 2012.  The Company’s earning assets have declined in recent periods as it has used cash flows from its mortgage-related securities portfolio to fund a decline in its certificates of deposit, as previously noted.

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

	Three Months Ended September 30
	2013			2012
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,430,966	$16,132	4.51%	$1,401,016	$16,514	4.71%
Mortgage-related securities	618,619	3,597	2.33	805,044	4,134	2.05
Investment securities (2)	11,663	9	0.31	21,697	19	0.35
Interest-earning deposits	55,698	20	0.14	76,761	30	0.16
Total interest-earning assets	2,116,946	19,758	3.73	2,304,518	20,697	3.59
Non-interest-earning assets	225,999			225,188
Total average assets	$2,342,945			$2,529,706

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$228,952	16	0.03	$220,448	16	0.03
Money market accounts	484,429	173	0.14	432,249	165	0.15
Interest-bearing demand accounts	214,044	7	0.01	216,361	7	0.01
Certificates of deposit	679,640	1,591	0.94	930,692	3,355	1.44
Total deposit liabilities	1,607,065	1,787	0.44	1,799,750	3,543	0.79
Advance payments by borrowers for taxes and insurance	28,562	–	0.00	27,954	1	0.01
Borrowings	206,369	1,190	2.31	237,306	1,554	2.62
Total interest-bearing liabilities	1,841,996	2,977	0.65	2,065,010	5,098	0.99
Non-interest-bearing liabilities:
Non-interest-bearing deposits	171,045			136,367
Other non-interest-bearing liabilities	55,229			56,915
Total non-interest-bearing liabilities	226,274			193,282
Total liabilities	2,068,270			2,258,292
Total equity	274,675			271,414
Total average liabilities and equity	$2,342,945			$2,529,706
Net interest income and net interest rate spread		$16,781	3.08%		$15,599	2.60%
Net interest margin			3.17%			2.71%
Average interest-earning assets to average interest-bearing liabilities	1.15X			1.12X

(1)
For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.  In addition, yields on loans receivable have not been adjusted for tax-exempt interest, which is not a significant component of the Company’s interest income from its loans.

(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Nine Months Ended September 30
	2013			2012
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,419,887	$48,314	4.54%	$1,384,180	$49,142	4.73%
Mortgage-related securities	631,392	11,062	2.34	812,989	13,228	2.17
Investment securities (2)	12,336	32	0.35	28,137	54	0.26
Interest-earning deposits	74,958	86	0.15	92,758	130	0.19
Total interest-earning assets	2,138,573	59,494	3.71	2,318,064	62,554	3.60
Non-interest-earning assets	229,367			210,193
Total average assets	$2,367,940			$2,528,257

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$226,697	48	0.03	$216,075	47	0.03
Money market accounts	474,359	518	0.15	425,614	536	0.17
Interest-bearing demand accounts	221,011	24	0.01	218,525	30	0.02
Certificates of deposit	734,664	6,135	1.11	989,790	10,854	1.46
Total deposit liabilities	1,656,731	6,725	0.54	1,850,004	11,467	0.83
Advance payments by borrowers for taxes and insurance	19,512	1	0.01	18,096	2	0.01
Borrowings	208,066	3,613	2.32	233,171	5,735	3.28
Total interest-bearing liabilities	1,884,309	10,339	0.73	2,101,271	17,204	1.09
Non-interest-bearing liabilities:
Non-interest-bearing deposits	103,393			126,686
Other non-interest-bearing liabilities	106,283			30,649
Total non-interest-bearing liabilities	209,676			157,335
Total liabilities	2,093,985			2,258,606
Total equity	273,955			269,651
Total average liabilities and equity	$2,367,940			$2,528,257
Net interest income and net interest rate spread		$49,155	2.98%		$45,350	2.51%
Net interest margin			3.06%			2.61%
Average interest-earning assets to average interest-bearing liabilities	1.13X			1.10X

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

	Three Months Ended September 30, 2013 Compared to September 30, 2012
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$329	$(711)	$(382)
Mortgage-related securities	(1,053)	516	(537)
Investment securities	(8)	(2)	(10)
Interest-earning deposits	(7)	(3)	(10)
Total interest-earning assets	(739)	(200)	(939)
Interest-bearing liabilities:
Savings accounts	–	–	–
Money market accounts	19	(11)	8
Interest-bearing demand accounts	–	–	–
Certificates of deposit	(767)	(997)	(1,764)
Total deposit liabilities	(748)	(1,008)	(1,756)
Advance payments by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	(190)	(174)	(364)
Total interest-bearing liabilities	(938)	(1,183)	(2,121)
Net change in net interest income	$199	$983	$1,182

	Nine Months Ended September 30, 2013 Compared to September 30, 2012
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$508	$(1,336)	$(828)
Mortgage-related securities	(2,817)	651	(2,166)
Investment securities	(25)	3	(22)
Interest-earning deposits	(15)	(29)	(44)
Total interest-earning assets	(2,349)	(711)	(3,060)
Interest-bearing liabilities:
Savings accounts	1	–	1
Money market accounts	39	(57)	(18)
Interest-bearing demand accounts	–	(6)	(6)
Certificates of deposit	(1,631)	(3,088)	(4,719)
Total deposit liabilities	(1,591)	(3,151)	(4,742)
Advance payments by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	(379)	(1,743)	(2,122)
Total interest-bearing liabilities	(1,970)	(4,895)	(6,865)
Net change in net interest income	$(379)	$4,184	$3,805

Provision for Loan Losses    The Company’s provision for loan losses was $707,000 in the third quarter of 2013 compared to $657,000 in the same quarter last year.  The provision for the nine months ended September 30, 2013, was $3.3 million compared to $2.4 million in the same period last year.  The Company’s provision in the 2013 periods was due in part to increases in general loan loss allowances related to growth in its multi-family, commercial real estate, and commercial business loan portfolios.  Also contributing to the provision in the third quarter of 2013 was a $536,000 loss on a commercial real estate loan secured by a multi-family real estate property.

In the 2012 periods the Company recorded loan loss provisions against a number of larger multi-family, commercial real estate, and business loan relationships.  These losses were partially offset by loss recaptures on non-performing loans that paid off during the periods, as well as recoveries of previously charged-off loans.   In addition, the Company increased its general loss allowances modestly during the year-to-date period in 2012 due primarily to growth in its loan portfolio.

The Company’s non-performing loans and classified loans have trended lower in recent periods.     Although general economic, employment, and real estate conditions continue to slowly improve in the Company’s markets, current conditions continue to be challenging for borrowers whose loans are secured by commercial real estate, multi-family real estate, and land. As such, there can be no assurances that non-performing loans and/or classified loans will continue to trend lower in future periods or that the Company’s provision for loan losses will not vary considerably in future periods.  For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income    Total non-interest income decreased by $702,000 or 10.3% and $409,000 or 1.9% during the three and nine months ended September 30, 2013, compared to the same periods in 2012.   Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Service charges on deposits declined slightly during the three months ended September 30, 2013, compared to the same period in 2012, but increased modestly between the nine month periods ended as of the same dates.  The Company has experienced slower growth in this revenue line item in recent periods due primarily to a change in customer spending patterns, which has resulted in lower levels of revenue from overdraft charges.   Management attributes this development to relatively slow economic growth in recent periods, which management believes has impacted customer spending habits.

Brokerage and insurance commissions were $658,000 during the third quarter of 2013, a $20,000 or 2.9% decrease from the same period in the previous year.  On a year-to-date basis, this source of revenue was $2.3 million in 2013, a $104,000 or 4.7% increase from the same period in 2012.  This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products.  Commission revenue in the 2013 year-to-date period benefited from higher sales of equity-related investments earlier in the year, which management attributes to general improvements in equity markets during that time period.  Commission revenue from this source declined, however, during the third quarter of 2013 compared to the same period in the prior year.  The 2013 periods also include modest increases in commission revenue from sales of tax-deferred annuities, which management attributes to the continued popularity of such investments in generally lower interest rate environments.

Net loan-related fees and servicing revenue was $471,000 during the three months ended September 30, 2013, compared to a loss of $1.1 million in the same period of the previous year.  On a year-to-date basis, this revenue was $2.7 million during the nine months ended September 30, 2013, compared to a loss of $2.3 million in the same period of 2012.  The following table presents the components of net loan-related fees and servicing revenue for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in thousands)
Gross servicing fees	$727	$664	$2,164	$2,104
Mortgage servicing rights amortization	(542)	(982)	(2,335)	(3,004)
Mortgage servicing rights valuation recovery (loss)	90	(944)	2,319	(1,919)
Loan servicing revenue, net	275	(1,262)	2,148	(2,819)
Other loan fee income	196	171	511	471
Loan-related fees and servicing revenue, net	$471	$(1,091)	$2,659	$(2,348)

The change in the valuation allowance that the Company maintains against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs.  Higher market interest rates for residential loans in recent periods have resulted in lower prepayment expectations on the loans underlying the MSRs, which resulted in a decrease in the valuation allowance during the three- and nine-month periods then ended.  Higher rates also resulted in lower amortization expense in the 2013 periods due to a decline in actual prepayment activity.  In contrast, lower market interest rates in the 2012 periods resulted in higher prepayment expectations and an increase in the valuation allowance during those periods, as well as higher levels of amortization expense.  As of September 30, 2013, the Company had a $77,000 valuation allowance against MSRs with a book value of $9.0 million.  As of the same date the Company serviced $1.2 billion in loans for third-party investors compared to $1.1 billion one year ago.

Gains on sales of loans were $794,000 in the third quarter of 2013 compared to $3.4 million in the same quarter last year.  Year-to-date, gains on sales of loans were $4.0 million in 2013 compared to $9.9 million in 2012.  The Company typically sells in the secondary market most of the fixed-rate, one- to four-family mortgage loans that it originates.  During the three and nine months ended September 30, 2013, sales of these loans were $51.3 million or 53.2% lower and $121.9 million or 34.5% lower than they were during the same periods in 2012, respectively.  Recent increases in market interest rates have resulted in lower originations and sales of fixed-rate, one- to four-family loans in the 2013 periods compared to the same periods in 2012.  Also contributing to the decrease in gains on sales of loans in 2013 was a decline in the Company’s average gross profit margin on the sales of loans.  Management attributes this decline to the reduced pressure that consumer demand has placed on the production capacity of the mortgage banking industry as a whole, due to a recent increase in market interest rates, which has caused gross profit margins to decrease.  If these trends continue, management anticipates that the Company’s gains on sales of loans will continue to decline in the fourth quarter of 2013 and will be substantially lower in 2014 than they were in 2012 and 2013.

During the nine months ended September 30, 2012, the Company recorded $543,000 in gains on sales of investments related to the sale of $20.4 million in mortgage-related securities.  The Company did not sell any investments in 2013.

During the nine months ended September 30, 2012, the Company recorded $336,000 in net OTTI losses.  These losses consisted of the credit portion of the total OTTI loss related to the Company’s investment in certain private-label CMOs rated less than investment grade.  The Company did not have any net OTTI losses in 2013 (for additional discussion refer to “Financial Condition—Mortgage-Related Securities Available-for-Sale,” below).

Income from bank-owned life insurance was $817,000 and $2.0 million during the three and nine month periods in 2013, respectively.  These amounts compared to $528,000 and $1.6 million during the same periods in 2012, respectively.  These increases were caused by higher payouts associated with excess death benefits in the 2013 periods compared to the prior year periods.

Other non-interest income was $1.6 million and $4.6 million during the three and nine month periods in 2013, respectively, compared to $1.5 million and $4.5 million during the same periods in 2012, respectively.   Most of the increase in the 2013 periods was caused by fees generated from a debit card cash rewards program that the Company introduced to checking account customers in 2013.

Non-Interest Expense    Total non-interest expense decreased by $965,000 or 5.1% during the three months ended September 30, 2013, and by $3.2 million or 5.6% during the nine months then ended compared to the same periods in 2012.  Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses increased by $301,000 or 2.9% and $1.1 million or 3.4% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, respectively.  These increases were due primarily to annual merit increases and increases in payroll-related taxes.    These developments were partially offset by a modest decline in employee healthcare costs due to a renegotiation of such costs with the insurance provider.

Occupancy and equipment expenses increased by $88,000 or 3.1% and $295,000 or 3.4% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year, respectively.  These increases were principally caused by increases in data processing costs, certain repairs and maintenance on the Company’s facilities, and for the year-to-date period, increased snow removal costs earlier in 2013 compared to 2012.

Federal deposit insurance premiums were $438,000 and $1.5 million during the three and nine months ended September 30, 2013, respectively.  These amounts compared to $831,000 and $2.5 million during the same periods in 2012, respectively.  The decrease in the 2013 periods was caused by an improvement earlier in the year in the Company’s financial condition and operating results.  Under the FDIC’s risk-based premium assessment system, these improvements resulted in lower deposit insurance costs for the Company in 2013.

Net losses and expenses on foreclosed real estate were $716,000 and $2.3 million during the three and nine months ended September 30, 2013, respectively.  These amounts compared to $1.7 million and $5.5 million in the same periods of last year, respectively.  The Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to lower levels of foreclosed properties.

Other non-interest expense increased by $70,000 or 2.8% during the three months ended September 30, 2013, compared to the same period in 2012.  Year-to-date, this expense decreased by $330,000 or 4.3% in 2013 compared to the same period in 2012.  The quarterly increase was primarily the result of increased professional fees related to certain special projects during the quarter.   On a year-to-date basis, however, professional fees were substantially lower due primarily to reduced expenditures related to loan workout efforts.

Income Tax Expense    Income tax expense was $1.5 million and $1.0 million during the three months ended September 30, 2013 and 2012, respectively, and was $4.2 million and $2.1 million during the nine months ended September 30, 2013 and 2012, respectively.  The Company’s effective tax rates (“ETRs”) during the three-month periods in 2013 and 2012 were 34.1% and 34.8%, respectively.  The ETRs during the nine-month periods in these same years were 34.1% and 32.3%, respectively.  The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue items, such as tax-exempt interest income and earnings from BOLI.  The Company’s ETR will generally be higher in periods in which these non-taxable revenue items comprise a smaller portion of pre-tax income.

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

Financial Condition

Overview   The Company’s total assets decreased by $84.9 million or 3.5% during the nine months ended September 30, 2013.  During the period the Company’s mortgage-related securities available-for-sale decreased by $75.4 million due primarily to regular repayments, its cash and cash equivalents decreased by $28.0 million due principally to seasonal factors, and its loans held-for-sale decreased by $8.1 million due to a higher interest rate environment.  These developments were partially offset by a $40.3 million increase in the Company’s loan portfolio.  Also during the period, the Company’s deposit liabilities decreased by $99.1 million and its advance payments by borrowers increased by $25.7 million, the latter due to seasonal factors.  The Company’s total shareholders’ equity increased from $271.9 million at December 31, 2012, to $276.2 million at September 30, 2013.

Cash and Due from Banks  The Company’s cash and due from banks decreased by $20.2 million or 40.4% during the nine months ended September 30, 2013.  This decrease was caused by seasonal factors that generally result in higher levels of cash and due from banks at the end of a calendar year.

Mortgage-Related Securities Available-for-Sale  The Company’s portfolio of mortgage-related securities available-for-sale declined by $75.4 million or 13.7% during the nine months ended September 30, 2013.  This decrease was principally caused by continued principal repayments on the securities.  This decrease was partially offset by the Company’s purchase of $88.1 million in mortgage-related securities during the nine months ended September 30, 2013.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity.  The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $7.4 million at September 30, 2013, compared to a net unrealized gain of $10.7 million at December 31, 2012.   This amount declined during the period because of an increase in market interest rates during the year-to-date period.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans.  The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase.  However, all of the securities in the portfolio have been downgraded since their purchase.  As of September 30, 2013, and December 31, 2012, the carrying value of the Company’s investment in private-label CMOs was $40.9 million and $50.6 million, respectively.  The net unrealized gain on the securities as of such dates was $376,000 and $370,000, respectively.  As of September 30, 2013, $30.2 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency.  These securities had a net unrealized gain of $274,000 as of that date.   As of December 31, 2012, $35.9 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized loss of $33,000.

As of September 30, 2013, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired.  The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost.  However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

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

Loans Held-for-Sale   The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market.  Loans held-for-sale decreased by $8.1 million or 75.6% during the nine months ended September 30, 2013.   This decrease was primarily caused a higher interest rate environment in recent months which has reduced the Company’s originations and sales of fixed-rate, one- to four-family mortgage loans.  Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion.

Loans Receivable   The Company’s loans receivable increased by $40.3 million or 2.9% during the nine months ended September 30, 2013.  Total loans originated for portfolio were $364.7 million during this period compared to $367.3 million during the same period in 2012.   Originations of construction and development loans, which consist mostly of multi-family projects, were substantially higher in 2013 than they were in 2012.  This increase was attributable to elevated demand for multi-family properties caused by a general decline in the level of home ownership in recent periods.  The increase in the origination of these types of loans was largely offset by declines in originations of consumer loans and commercial and industrial loans in 2013 compared to the prior year.  Management attributes these declines to higher interest rates, slower economic growth and related uncertainties, and increased competition for these types of loans in its local markets.

The following table sets forth the Company’s mortgage, consumer, and commercial loan originations for portfolio during the period indicated:

	Nine Months Ended
	September 30
	2013	2012
Mortgage loans:	(Dollars in thousands)
One- to four-family (1)	$71,227	$70,131
Multi-family	34,574	48,425
Commercial real estate	33,620	26,951
Construction and development loans	133,930	59,131
Total mortgage loans	273,351	204,638
Consumer loans	45,966	87,578
Commercial business loans	45,350	75,080
Total loans originated for portfolio	$364,667	$367,296

(1)	Excludes $222.7 million and $352.6 million in loans originated for sale during the nine months ended September 30, 2013 and 2012, respectively.

Foreclosed Properties and Repossessed Assets  The Company’s foreclosed properties and repossessed assets were $9.3 million and $14.0 million at September 30, 2013, and December 31, 2012, respectively.  In recent periods the Company’s foreclosed properties and repossessed assets have declined from elevated levels experienced in prior years.  This development was the result of management efforts to aggressively reduce the Company’s level of non-performing assets in recent years.  Management expects foreclosed properties and repossessed assets to trend modestly lower in the near term.  However, there can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

Mortgage Servicing Rights  The carrying value of the Company’s MSRs was $8.9 million at September 30, 2013, and $6.8 million at December 31, 2012, net of valuation allowances of $77,000 and $2.4 million as of such dates, respectively.  As of September 30, 2013, the Company serviced $1.2 billion in loans for third-party investors compared to $1.1 billion at December 31, 2012.  Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Other Assets    As of September 30, 2013, and December 31, 2012, the Company’s net deferred tax asset, which is included as component of other assets, was $31.1 million and $34.2 million, respectively.  Management evaluates this asset on an on-going basis to determine if a valuation allowance is required.  Management determined that no valuation allowance was required as of these dates.  The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence.  Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors.  There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments.  The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

As a condition of membership in the FHLB of Chicago, the Company holds shares of the common stock of the FHLB of Chicago, which is included as a component of other assets.  The Company’s investment in the common stock of the FHLB of Chicago was $11.7 million at September 30, 2013, compared to $15.8 million at December 31, 2012.  During the nine months ended September 30, 2013, the FHLB of Chicago redeemed $4.2 million of excess common stock held by the Company in accordance with a stock redemption plan the FHLB of Chicago established in 2011.  As of September 30, 2013, the Company’s investment in the common stock of the FHLB of Chicago was near the minimum amount required by the FHLB of Chicago.  As such, management does not expect future stock redemptions by the FHLB of Chicago to be significant.

Deposit Liabilities   Deposit liabilities decreased by $99.1 million or 5.3% during the nine months ended September 30, 2013.  Certificates of deposit declined by $148.5 million or 18.3% during the period while core deposits, consisting of checking, savings and money market accounts, increased by $49.3 million or 4.7%.  The Company continues to closely manage the rates it offers on certificates of deposit to control its overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods.  Core deposits have increased in recent periods in response to management’s efforts to increase sales of such products and related services to commercial businesses, as well as efforts to focus its retail sales efforts on such products and related services.  Also contributing to the increase in core deposits in recent periods, however, is customer reaction to the low interest rate environment.  Management believes that this environment has encouraged some customers to switch to core deposits in an effort to retain flexibility in the event interest rates rise in the future.

Borrowings   Borrowings, which consist of advances from the FHLB of Chicago, were $205.2 million at September 30, 2013, compared to $210.8 million at December 31, 2012.   The Company’s advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity.  Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing advances, loan originations, security purchases, and other corporate purposes, if needed or desirable.  However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance    Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $30.6 million at September 30, 2013, compared to $5.0 million at December 31, 2012.  Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Other Liabilities   The Company’s other liabilities decreased to $49.6 million at September 30, 2013, from $59.8 million at December 31, 2012.  This decrease was primarily seasonal, caused by a decline in drafts payable related to disbursement of customer escrow deposits near the end of 2012.

Shareholders' Equity   The Company’s shareholders’ equity increased from $271.9 million at December 31, 2012, to $276.2 million at September 30, 2013.  This increase was caused by net income during the period, partially offset by the payment of cash dividends of $0.07 per share to shareholders during the nine months ended September 30, 2013.  Also impacting shareholders’ equity during the period was a $1.0 million increase in accumulated other comprehensive loss primarily caused by a decline in the fair value of the Company’s available-for-sale securities, net of the income tax effect.  This development was the result of a recent increase in market interest rates which had an adverse impact on the fair value of the Company’s available-for-sale securities.  The book value of the Company’s common stock was $5.95 per share at September 30, 2013, compared to $5.87 per share at December 31, 2012.

On November 4, 2013, the Company’s board of directors announced that it had declared a $0.03 per share dividend payable on November 29, 2013, to shareholders of record on November 15, 2013.   For additional discussion relating to the Company’s ability to pay dividends refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality  The following table summarizes non-performing loans and assets as of the dates indicated:

	At September 30	At December 31
	2013	2012
Non-accrual mortgage loans:	(Dollars in thousands)
One- to four-family	$5,031	$8,192
Multi-family	4,209	6,824
Commercial real estate	4,324	6,994
Construction and development	1,389	937
Total non-accrual mortgage loans	14,953	22,947
Non-accrual consumer loans:
Secured by real estate	779	1,514
Other consumer loans	61	59
Total non-accrual consumer loans	840	1,573
Non-accrual commercial business loans	296	693
Total non-accrual loans	16,089	25,213
Accruing loans delinquent 90 days or more (1)	626	584
Total non-performing loans	16,715	25,797
Foreclosed properties and repossessed assets	9,306	13,961
Total non-performing assets	$26,021	$39,758

Non-performing loans to loans receivable, net	1.16%	1.84%
Non-performing assets to total assets	1.12%	1.64%
Interest income that would have been recognized if non-accrual loans had been current (2)	$1,112	$1,998
Interest income on non-accrual loans included in interest income (2)	$692	$1,241

(1)	Consists primarily of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the nine months ended September 30, 2013, and the twelve months ended December 31, 2012, respectively.

The Company’s non-performing loans were $16.7 million or 1.16% of loans receivable as of September 30, 2013, compared to $25.8 million or 1.84% of loans receivable as of December 31, 2012.  Non-performing assets, which includes non-performing loans, were $26.0 million or 1.12% of total assets and $39.8 million or 1.64% of total assets as of these same dates, respectively.  In addition to non-performing assets, at September 30, 2013, management was closely monitoring $32.2 million in additional loans that were adversely classified as “substandard” and $43.5 million that were classified as “special mention” in accordance with the Company’s internal risk rating policy.  These amounts compared to $31.8 million and $37.7 million, respectively, as of December 31, 2012.  These loans are primarily secured by commercial real estate, multi-family real estate, land, and certain commercial business assets.  Although these loans were performing in accordance with their contractual terms, management deemed their classification prudent in light of deterioration in the financial strength of the borrowers and/or the performance of the collateral, including an assessment of occupancy rates, lease rates, unit sales, and/or estimated changes in the value of the collateral.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Nine Months Ended September 30
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the period	$21,577	$27,928
Provision for loan losses:
One- to four-family	408	2,408
Multi-family	223	(2,268)
Commercial real estate	(295)	1,198
Construction and development	1,487	597
Consumer loans	601	682
Commercial business loans	905	(179)
Total provision for loan losses	3,329	2,438
Charge-offs:
One- to four-family	(934)	(2,292)
Multi-family	(536)	(857)
Commercial real estate	(493)	(4,149)
Construction and development	(148)	(2,545)
Consumer loans	(1,108)	(555)
Commercial business loans	(199)	(48)
Total charge-offs	(3,418)	(10,446)
Recoveries:
One- to four-family	475	3
Multi-family	–	568
Commercial real estate	633	428
Construction and development	77	–
Consumer loans	92	34
Commercial business loans	5	26
Total recoveries	1,282	1,059
Net charge-offs	(2,136)	(9,387)
Balance at the end of the period	$22,770	$20,979

	September 30	December 31
	2013	2012
Allowance as a percent of total loans	1.58%	1.54%
Allowance as a percent of non-performing loans	136.22%	83.64%
Net charge-offs to average loans (1)	0.20%	0.78%

(1)	The rate for the nine months ended September 30, 2013, is annualized.

The Company’s allowance for loan losses was $22.8 million or 1.58% of total loans at September 30, 2013, compared to $21.6 million or 1.54% of total loans at December 31, 2012.  As a percent of non-performing loans, the Company’s allowance for loan losses was 136.2% at September 30, 2013, compared to 83.6% at December 31, 2012.  Management believes the allowance for loan losses at September 30, 2013, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date.  However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources   The Company’s ratio of shareholders’ equity to total assets was 11.84% at September 30, 2013, compared to 11.24% at December 31, 2012.  The increase in this ratio was due in part to the Company’s net income, less the dividends it paid during the period and less the increase in accumulated other comprehensive loss during the period, as previously described.  Also contributing was a decline in the Company’s total assets during the period, as previously described.

At September 30, 2013, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above).  In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%.  At September 30, 2013, the Bank had a Tier 1 capital ratio of 10.89% and a total risk-based capital ratio of 18.22%.

Earlier in 2013 the Board of Governors of the Federal Reserve (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) published final regulatory capital rules under Basel III.  These new rules will become effective on January 1, 2015, although certain aspects of the new rules will phase-in over the following four years.  At this time management does not expect these new rules to have a significant impact on the Company or the Bank’s regulatory capital, financial condition, or results of operations, although there can be no assurances.  In addition, the Dodd-Frank Act will eventually impose specific capital requirements on savings and loan holding companies such as the Company.  These developments, as well as other requirements that could be imposed by regulators, may impact the ability of the Company and/or its subsidiary bank to pay dividends or, in the case of the Company, repurchase its common stock.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations   The following table presents, as of September 30, 2013, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):
	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,105,325	–	–	–	$1,105,325
Certificates of deposits	524,100	$122,807	$16,518	–	663,425
Borrowed funds	–	46,900	77,484	$80,814	205,199
Operating leases	1,022	1,619	890	2,676	6,207
Purchase obligations	1,680	3,360	3,360	1,680	10,080
Deferred retirement plans and
deferred compensation plans	1,112	1,794	1,596	6,210	10,712

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

Commitments to Extend Credit  The following table details the amounts and expected maturities of approved commitments as of September 30, 2013:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial real estate	$37,423	–	–	–	$37,423
Multi-family real estate	46,506	–	–	–	46,506
Residential real estate	5,993	–	–	–	5,993
Revolving home equity and credit card lines	142,854	–	–	–	142,854
Standby letters of credit	1,710	–	–	$7	1,717
Commercial lines of credit	99,755	–	–	–	99,755
Undisbursed commercial loans	1,273	$4	$9	166	1,452
Net commitments to sell mortgage loans	7,434	–	–	–	7,434

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements   At September 30, 2013, the Company had forward commitments to sell one- to four-family mortgage loans of $7.4 million to Fannie Mae.  As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities   The Company did not have a material exposure to contingent liabilities as of September 30, 2013.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2013, which management anticipates to reprice or mature in each of the future time periods shown.  The information presented in the following table is based on the following assumptions:

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

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	At September 30, 2013
	Within Three Months	Three to Twelve Months	More Than One Year To Three Years	More Than Three Years To Five Years	Over Five Years	Total
Loans receivable:	(Dollars in thousands)
Mortgage loans:
Fixed	$22,829	56,723	$143,031	$130,457	$81,812	$434,852
Adjustable	121,467	238,385	148,153	80,123	20,936	609,064
Consumer loans	95,198	50,609	54,142	26,566	19,820	246,335
Commercial business loans	92,339	18,673	26,290	24,935	443	162,680
Interest-earning deposits	29,208	–	–	–	–	29,208
Mortgage-related securities:
Fixed	35,662	98,534	180,788	80,261	180,673	575,918
Adjustable	47,502	–	–	–	–	47,502
Other interest-earning assets	11,663	–	–	–	–	11,663
Total interest-earning assets	455,868	462,924	552,404	342,342	303,684	2,117,222

Deposit liabilities:
Non-interest-bearing demand accounts	977	2,895	7,470	7,120	144,647	163,109
Interest-bearing demand accounts	1,373	4,073	10,510	10,018	203,524	229,498
Savings accounts	1,490	4,410	11,322	10,716	197,542	225,480
Money market accounts	487,238	–	–	–	–	487,238
Certificates of deposit	262,079	302,701	82,127	16,518	–	663,425
Advance payments by borrowers for taxes and insurance	30,624	–	–	–	–	30,624
Borrowings	299	917	49,519	79,659	74,804	205,198
Total non-interest- and interest-bearing liabilities	784,080	314,996	160,948	124,031	620,517	2,004,572
Interest rate sensitivity gap	$(328,212)	$147,928	$391,456	$218,311	$(316,833)	$112,650
Cumulative interest rate sensitivity gap	$(328,212)	$(180,284)	$211,172	$429,483	$112,650
Cumulative interest rate sensitivity gap as a percentage of total assets	-14.07%	-7.73%	9.05%	18.41%	4.83%
Cumulative interest-earning assets as a percentage of non-interest- and interest- bearing liabilities	58.14%	83.60%	116.76%	131.03%	105.62%

Based on the above gap analysis, at September 30, 2013, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period.  Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates.  Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates.   However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates.  Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at September 30, 2013.  The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments.  For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$262,884	$(122,141)	(31.7)%	12.21%	(25.4)%
+300	290,776	(94,249)	(24.5)	13.21	(19.3)
+200	322,829	(62,196)	(16.2)	14.35	(12.3)
+100	354,281	(30,744)	(8.0)	15.40	(5.9)
0	385,025	–	–	16.37	–
-100	386,103	1,078	0.3	16.07	(1.8)

Based on the above analysis, the Company’s PVE could be adversely affected by an increase in interest rates.  The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities and reduced likelihood of calls on certain investment securities), partially offset by a decline in the present value of deposit liabilities and FHLB of Chicago advances.   Also based on the above analysis, the Company’s PVE could be favorably impacted by a decrease in interest rates, albeit modestly.   However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates.  Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2012 Annual Report on Form 10-K.

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

BANK MUTUAL CORPORATION
(Registrant)

Date:	November 5, 2013	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	November 5, 2013	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended September 30, 2013

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

101
The following materials are prepared from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Total Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X