Form 10-K
period 2013-12-31
BANK MUTUAL CORP
filed 2014-03-07
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Yes   ☐     No   ☒

As of February 28, 2014, 46,551,284 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $5.64 last sale price on The NASDAQ Global Select Market on June 28, 2013, the last trading date of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers; does not constitute an admission as to affiliate status) was approximately $242.8 million.

Part of Form 10-K Into Which
Documents Incorporated by Reference	Portions of Document are Incorporated

Proxy Statement for Annual Meeting of Shareholders on May 5, 2014	Part III

BANK MUTUAL CORPORATION

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2013

Table of Contents

Item		Page

Part I

1	Business	3

1A	Risk Factors	21

1B	Unresolved Staff Comments	26

2	Properties	26

3	Legal Proceedings	26

4	Mine Safety Disclosures	26

Part II

5	Market for Registrant's Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities	27

6	Selected Financial Data	29

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

7A	Quantitative and Qualitative Disclosures About Market Risk	53

8	Financial Statements and Supplementary Data	57

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	102

9A	Controls and Procedures	102

9B	Other Information	104

Part III

10	Directors, Executive Officers, and Corporate Governance	105

11	Executive Compensation	105

12	Security Ownership of Certain Beneficial Owners, Management, and Related Stockholder Matters	105

13	Certain Relationships and Related Transactions and Director Independence	105

14	Principal Accountant Fees and Services	105

Part IV

15	Exhibits, Financial Statement Schedules	106

SIGNATURES		107

Part I

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could further affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effects of new regulatory capital requirements under Basel III; pending and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential changes in the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in “Item 1A. Risk Factors,” as well as Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Bank was founded in 1892 and is a federally-chartered savings bank headquartered in Milwaukee, Wisconsin. It is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured within limits established by the FDIC. The Bank's primary business is community banking, which includes attracting deposits from and making loans to the general public and private businesses, as well as governmental and non-profit entities. In addition to deposits, the Bank obtains funds through borrowings from the Federal Home Loan Bank (“FHLB”) of Chicago. These funding sources are principally used to originate loans, including commercial and industrial loans, multi-family residential loans, non-residential commercial real estate loans, one- to four-family loans, home equity loans, and other consumer loans. From time-to-time the Bank also purchases and/or participates in loans from third-party financial institutions and is an active seller of residential loans in the secondary market. It also invests in mortgage-related and other investment securities.

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

Market Area

At December 31, 2013, the Company had 75 banking offices in Wisconsin and one in Minnesota. At June 30, 2013, the Company had a 1.40% market share of all deposits held by FDIC-insured institutions in Wisconsin. The Company is the fourth largest financial institution headquartered in Wisconsin, based on deposit market share.

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

The Company also operates 20 banking offices in northeastern Wisconsin, including the Green Bay MSA. A few of the offices in this region are located near the Michigan border. Therefore, the Company also draws customers from the upper peninsula of Michigan. Finally, the Company has 18 offices in northwestern Wisconsin, including the Eau Claire MSA, and one office in Woodbury, Minnesota, which is part of the Minneapolis-St. Paul MSA.

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

Lending Activities

General At December 31, 2013, the Company’s total loans receivable was $1.5 billion or 64.3% of total assets. The Company’s loan portfolio consists of loans to both commercial and retail borrowers. Loans to commercial borrowers include loans secured by real estate such as multi-family properties, non-residential commercial properties (referred to as “commercial real estate”), and construction and development projects secured by these same types of properties, as well as land. In addition, commercial loans include loans to businesses that are not secured by real estate (referred to as “commercial and industrial loans”). Loans to retail borrowers include loans to individuals that are secured by real estate such as one- to four-family first mortgages, home equity term loans, and home equity lines of credit. In addition, retail loans include student loans, automobile loans, and other loans not secured by real estate (collectively referred to as “other consumer loans”). The Company’s classification of loans as commercial and retail represents a “line of business” classification format, which is a change from prior years when the classification format focused on loan collateral type (i.e., mortgage and non-mortgage). Prior years’ data in this report has been presented in accordance with this revised classification format.

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

Commercial and Industrial Loans At December 31, 2013, the Company’s portfolio of commercial and industrial loans was $166.8 million or 10.1% of its gross loans receivable. This portfolio consists of loans and lines of credit to businesses for equipment purchases, working capital, debt refinancing or restructuring, business acquisition or expansion, Small Business Administration (“SBA”) loans, and domestic standby letters of credit. Typically, these loans are secured by general business security agreements and personal guarantees. The Company offers variable, adjustable, and fixed-rate commercial and industrial loans. The Company also has commercial and industrial loans that have an initial period where interest rates are fixed, generally one to five years, and thereafter are adjustable based on various market indices. Fixed-rate loans are priced at either a margin over various market indices with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period. Commercial lines of credit generally have a term of one year and are subject to annual renewal thereafter. The Company performs an annual credit review of all commercial and industrial borrowers having an exposure to the Company of $500,000 or more.

Multi-family and Commercial Real Estate Loans At December 31, 2013, the Company’s aggregate portfolio of multi-family and commercial real estate loans was $542.4 million or 32.8% of its gross loans receivable. The Company’s multi-family and commercial real estate loan portfolios consist of fixed-rate and adjustable-rate loans originated at prevailing market rates usually tied to various market indices. This portfolio generally consists of loans secured by apartment buildings, office buildings, retail centers, warehouses, and industrial buildings. Loans in this portfolio may be secured by either owner or non-owner occupied properties. Loans in this portfolio typically do not exceed 80% of the lesser of the purchase price or an independent appraisal by an appraiser designated by us. Loans originated with balloon maturities are generally amortized on a 25 to 30 year basis with a typical balloon term of 3 to 5 years.

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property, the financial strength and/or income producing potential of the borrower, and the appraised value of the property. In most cases, the Company also obtains personal guarantees from the principals involved. The Company’s approval process includes a review of the other debt obligations and overall sources of cash flow available to the borrower and guarantors. The property’s expected net operating income must be sufficient to cover the payments relating to the outstanding debt. The Company generally requires an assignment of rents or leases to be assured that the cash flow from the property will be used to repay the debt. Appraisals on properties securing multi-family and larger commercial real estate loans are performed by independent state certified or licensed fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $1.0 million, as well as all loans secured by certain properties that the Company considers to be “environmentally sensitive.” In addition, the Company performs an annual credit review of its multi-family and commercial real estate loans over $500,000.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. The Bank has internal lending limits to single borrowers or a group of related borrowers that are adjusted from time-to-time, but are generally well below the Bank’s legal lending limit of approximately $41 million as of December 31, 2013. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Furthermore, borrowers’ problems in areas unrelated to the properties that secure the Company’s loans may have an adverse impact on such borrowers’ ability to comply with the terms of the Company’s loans.

Construction and Development Loans At December 31, 2013, the Company’s portfolio of construction and development loans was $199.5 million or 12.1% of its gross loans receivable. These loans typically have terms of 18 to 24 months, are interest-only, and carry variable interest rates tied to the prime rate. Disbursements on these loans are based on draw requests supported by appropriate lien waivers. Construction loans typically convert to permanent loans at the completion of a project, but may or may not remain in the Company’s loan portfolio depending on the competitive environment for permanent financing at the end of the construction term. Development loans are typically repaid as the underlying lots or housing units are sold. Construction and development loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Company's risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, the appropriate application of loan proceeds to the work performed, and the borrower's ability to advance additional construction funds if necessary. In addition, in the event a borrower defaults on the loan during its construction phase, the construction project often needs to be completed before the full value of the collateral can be realized by the Company. The Company performs an annual credit review of its construction and development loans over $500,000.

Residential Mortgage Loans At December 31, 2013, the Company’s portfolio of one- to four-family first mortgage loans was $490.2 million or 29.9% of its gross loans receivable. Most of these loans are owner-occupied; however, the Company also originates first mortgage loans secured by second homes, seasonal homes, and investment properties.

The Company originates primarily conventional fixed-rate residential mortgage loans and adjustable-rate residential mortgage (“ARM”) loans with maturity dates up to 30 years. Such loans generally are underwritten to Fannie Mae standards. In general, ARM loans are retained by the Company in its loan portfolio. Conventional fixed-rate residential mortgage loans are generally sold in the secondary market without recourse, although the Company typically retains the servicing rights to such loans. From time-to-time, the Company may elect to retain in its loan portfolio conventional fixed-rate loans with maturities of up to 15 years. The Company also originates “jumbo” single family mortgage loans in excess of the Fannie Mae maximum loan amount, which was $417,000 for single family homes in its primary market areas in 2013. Fannie Mae has higher limits for two-, three- and four-family homes. The Company generally retains fixed-rate jumbo single family mortgage loans in its portfolio.

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

In addition to servicing the loans in its own portfolio, the Company continues to service most of the loans that it sells to Fannie Mae and other third-party investors (“loans serviced for others”). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making certain payments on behalf of borrowers. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2013, loans serviced for others amounted to $1.1 billion. These loans are not reflected in the Company’s Consolidated Statements of Financial Condition.

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

Management believes that servicing mortgage loans for third parties partially mitigates other risks inherent in the Company's mortgage banking operations. For example, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will generally be offset by opposite changes in the amortization of the MSRs. These fluctuations are usually the result of actual loan prepayment activity and/or changes in management expectations for future prepayment activity, which impacts the amount of MSRs amortized in a given period. However, fluctuations in the recorded value of MSRs may also be caused by valuation allowances required to be recognized under generally accepted accounting principles (“GAAP”). That is, the value of servicing rights may fluctuate because of changes in the future prepayment assumptions or discount rates used to periodically assess the impairment of MSRs. Although most of the Company's serviced loans that prepay are replaced by new serviced loans (thus preserving the future servicing cash flow), GAAP requires impairment losses resulting from a change in future prepayment assumptions to be recorded when the change occurs. MSRs are particularly susceptible to impairment losses during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. Alternatively, in periods of increasing interest rates, during which prepayment activity typically declines, the Company could potentially recapture through earnings all or a portion of a previously established valuation allowance for impairment.

Home Equity Loans At December 31, 2013, the Company’s portfolio of home equity loans was $228.2 million or 13.8% of its gross loans receivable. Home equity loans include fixed term home equity loans and home equity lines of credit. These loans are typically secured by junior liens on owner-occupied one- to four-family residences, but in many instances are secured by first liens on such properties. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit score, verification of the value of the equity in the home, and verification of the borrower’s income.

The Company originates fixed-rate home equity term loans with loan-to-value ratios of up to 89.99% (when combined with any other mortgage on the property). Pricing on fixed-rate home equity term loans is periodically reviewed by management. Generally, loan terms are in the three to fifteen year range in order to minimize interest rate risk.

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

Other Consumer Loans At December 31, 2013, the Company’s portfolio of other consumer loans was $24.1 million or 14.6% of its gross loans receivable. Other consumer loans include student loans, automobile loans, recreational vehicle and boat loans, deposit account loans, overdraft protection lines of credit, and unsecured consumer loans, including loans through credit card programs that are administered by third parties. The Company no longer originates student loans through programs guaranteed by the federal government. Student loans that continue to be held by the Company are administered by a third party.

Other consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk because of the nature of the collateral and, in some instances, the absence of collateral. In general, other consumer loans are more dependent upon the borrower's continuing financial stability, more likely to be affected by adverse personal circumstances, and often secured by rapidly depreciating personal property. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. The Company believes that the higher yields earned on other consumer loans compensate for the increased risk associated with such loans and that consumer loans are important to the Company’s efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio.

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

Internal Risk Ratings and Classified Assets OCC regulations require thrift institutions to review and, if necessary, classify their assets on a regular basis. Accordingly, the Company has internal policies and procedures in place to evaluate and/or maintain risk ratings on all of its loans and certain other assets. In general, these internal risk ratings correspond with regulatory requirements to adversely classify problem loans and certain other assets as “substandard,” “doubtful,” or “loss.” A loan or other asset is adversely classified as substandard if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. A loan or other asset is adversely classified as doubtful if full collection is highly questionable or improbable. A loan or other asset is adversely classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a “special mention” designation, described as loans or assets which do not currently expose the Company to a sufficient degree of risk to warrant adverse classification, but which demonstrate clear trends in credit deficiencies or potential weaknesses deserving management's close attention (refer to the following paragraph for additional discussion). As of December 31, 2013, $52.7 million or 3.5% the Company’s loans were classified as special mention and $49.1 million or 3.3% were classified as substandard. The latter includes all loans placed on non-accrual in accordance with the Company’s policies, as described below. In addition, as of December 31, 2013, $28.8 million of the Company’s mortgage-related securities, consisting of private-label collateralized mortgage obligations (“CMOs”) rated less than investment grade, were classified as substandard in accordance with regulatory guidelines. The Company had no loans or other assets classified as doubtful or loss at December 31, 2013.

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

The collection procedures for retail loans, excluding student loans and credit card loans, include sending periodic late notices to a borrower and attempts to make direct contact with a borrower once a loan becomes 30 days past due. If collection activity is unsuccessful, the Company may pursue legal remedies itself, refer the matter to legal counsel for further collection effort, seek foreclosure or repossession of the collateral (if any), and/or charge-off the loan. All student loans are serviced by a third party that guarantees that its servicing complies with all U.S. Department of Education guidelines. The Company’s student loan portfolio is guaranteed under programs sponsored by the U.S. government. Credit card loans are serviced by a third party administrator.

The collection procedures for commercial loans include sending periodic late notices to a borrower once a loan is past due. The Company attempts to make direct contact with a borrower once a loan becomes 15 days past due. The Company’s managers of the multi-family and commercial real estate loan areas review loans 10 days or more delinquent on a regular basis. If collection activity is unsuccessful, the Company may refer the matter to legal counsel for further collection effort. After 90 days, loans that are delinquent are typically proposed for repossession or foreclosure.

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

Non-Accrual Policy With the exception of student loans that are guaranteed by the U.S. government, the Company generally stops accruing interest income on loans when interest or principal payments are 90 days or more in arrears or earlier when the future collectability of such interest or principal payments may no longer be certain. In such cases, borrowers have often been able to maintain a current payment status, but are experiencing financial difficulties and/or the properties that secure the loans are experiencing increased vacancies, declining lease rates, and/or delays in unit sales. In such instances, the Company generally stops accruing interest income on the loans even though the borrowers are current with respect to all contractual payments. Although the Company generally no longer accrues interest on these loans, the Company may continue to record periodic interest payments received on such loans as interest income provided the borrowers remain current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loans are deemed to be collectible. The Company designates loans on which it stops accruing interest income as non-accrual loans and establishes a reserve for outstanding interest that was previously credited to income. All loans on non-accrual are considered to be impaired. The Company returns a non-accrual loan to accrual status when factors indicating doubtful or uncertain collection no longer exist. In general, non-accrual loans are also classified as substandard, doubtful, or loss in accordance with the Company’s internal risk rating policy. As of December 31, 2013, $13.0 million or 0.86% of the Company’s loans were considered to be non-performing in accordance with the Company’s policies.

Foreclosed Properties and Repossessed Assets As of December 31, 2013, $6.7 million or 2.9% of the Company’s total assets consisted of foreclosed properties and repossessed assets. In the case of loans secured by real estate, foreclosure action generally starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer and the executive loan committee of the board of directors. If, based on this review, the Company determines that repayment of a loan is solely dependent on the liquidation of the collateral, the Company will typically seek the shortest redemption period possible, thus waiving its right to collect any deficiency from the borrower. Depending on whether the Company has waived this right and a variety of other factors outside the Company’s control (including the legal actions of borrowers to protect their interests), an extended period of time could transpire between the commencement of a foreclosure action by the Company and its ultimate receipt of title to the property.

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

Loan Charge-Offs The Company typically records loan charge-offs when foreclosure or repossession becomes likely or legal proceedings related to such have commenced, the secondary source of repayment (consisting of a guarantor or operating entity) files for bankruptcy, or the loan is otherwise deemed uncollectible. The amount of the charge-off will depend on the fair value of the underlying collateral, if any, and may be zero if the fair market value exceeds the loan amount. All charge-offs are recorded as a reduction to allowance for loan losses. All charge-off activity is reviewed by the board of directors.

Allowance for Loan Losses As of December 31, 2013, the Company’s allowance for loan losses was $23.6 million or 1.56% of loans receivable and 181.6% of non-performing loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and pools of homogenous loans within the portfolio, and actual loss, delinquency, and/or risk rating experience within the portfolio. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors, including regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any. For additional information relating to the Company’s allowance for loan losses for the periods covered by this report, refer to “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Determination of the allowance is inherently subjective as it requires significant management judgment and estimates, including the amounts and timing of expected future cash flows on loans, the fair value of underlying collateral (if any), estimated losses on pools of homogeneous loans based on historical loss experience, changes in risk characteristics of the loan portfolio, and consideration of current economic trends, all of which may be susceptible to significant change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, increases in the Company’s multi-family, commercial real estate, construction and development, and commercial and industrial loan portfolios could result in a higher allowance for loan losses as these loans typically carry a higher risk of loss. Finally, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuations of foreclosed real estate. One or more of these agencies, particularly the OCC, may require the Company to increase the allowance for loan losses or reduce the recorded value of foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting the Company’s results of operations. As a result of applying management judgment, it is possible that there may be periods when the amount of the allowance and/or its percentage to total loans or non-performing loans may decrease even though non-performing loans may increase.

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

The Company maintains general allowances for loan loss against certain homogenous pools of loans. These pools generally consist of smaller loans of all types that do not warrant individual review due to their size. In addition, pools may also consist of larger commercial loans that have not been individually identified as impaired by management. Certain of these pools are further segmented by management’s internal risk rating of the loans. Management has developed factors for each pool or segment based on the historical loss experience of each pool or segment, recent delinquency performance, internal risk ratings, and consideration of current economic trends, in order to determine what it believes is an appropriate level for the general allowance. Given the significant amount of management judgment involved in this process there could be significant variation in the Company’s allowance for loan losses and provision for loan losses from period to period.

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

Management considers loans to be collateral dependent when, in its judgment, there is no source of repayment for the loan other than the ultimate sale or disposition of the underlying collateral and foreclosure is probable. Factors management considers in making this determination typically include, but are not limited to, the length of time a borrower has been delinquent with respect to loan payments, the nature and extent of the financial or operating difficulties experienced by the borrower, the performance of the underlying collateral, the availability of other sources of cash flow or net worth of the borrower and/or guarantor, and the borrower’s immediate prospects to return the loan to performing status. In some instances, because of the facts and circumstances surrounding a particular loan relationship, there could be an extended period of time between management’s identification of a problem loan and a determination that it is probable that such loan is collateral dependent. Based on recent experience, however, management has noted the length of time has shortened between when a loan is classified as non-performing and when it is considered to be collateral dependent. Management believes this is a trend that will continue as long as economic conditions and/or commercial real estate values remain depressed.

Management generally measures impairment of impaired loans whether or not foreclosure is probable based on the estimated fair value of the underlying collateral. Such estimates are based on management’s judgment or, when considered appropriate, on an updated appraisal or similar evaluation. Updated appraisals are also typically obtained on impaired loans on at least on annual basis or when foreclosure or repossession of the underlying collateral is considered to be imminent. Prior to receipt of an updated appraisal, management has typically relied on the latest appraisal and knowledge of the condition of the collateral, as well as the current market for the collateral, to estimate the Company’s exposure to loss on impaired loans.

Investment Activities

At December 31, 2013, the Company’s portfolio of mortgage-related securities available-for-sale was $446.6 million or 19.0% of its total assets. As of the same date its portfolio of mortgage-related securities held-to-maturity was $155.5 million or 6.6% of total assets. Mortgage-related securities consist principally of mortgage-backed securities (“MBSs”) and CMOs. Most of the Company’s mortgage-related securities are directly or indirectly insured or guaranteed by Freddie Mac, Fannie Mae, or the Government National Mortgage Association (“Ginnie Mae”). The remaining securities are private-label CMOs. Private-label CMOs generally carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by the aforementioned agencies of the U.S. Government. Although the latter securities have less exposure to credit risk, like private-label CMOs they remain exposed to fluctuating interest rates and instability in real estate markets, which may alter the prepayment rate of underlying mortgage loans and thereby affect the fair value of the securities. For additional information related to the Company’s mortgage-related securities, refer to “Financial Condition—Mortgage-Related Securities Available-for-Sale” and “Financial Condition—Mortgage-Related Securities Held-to-Maturity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company’s investment policy requires that securities be classified as trading, available-for-sale, or held-to-maturity at the date of purchase. The Company’s available-for-sale securities are carried at fair value with the change in fair value recorded as a component of shareholders’ equity rather than affecting results of operations. The Company’s held-to-maturity securities are carried at amortized cost. The Company has not engaged in trading activities.

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

Financial Derivatives

The Company’s policies permit the use of financial derivatives such as financial futures, options, forward commitments, and interest rate swaps, to manage its exposure to interest rate risk, but only with prior approval of the board of directors. At December 31, 2013, the Company was using forward commitments to manage interest rate risk related to its sale of residential loans in the secondary market, as well as interest rate swaps to manage interest rate risk related to certain fixed-rate commercial loans. For additional information, refer to “Note 13. Financial Instruments with Off-Balance-Sheet Risk” in “Item 8. Financial Statements and Supplementary Data.”

Deposit Liabilities

At December 31, 2013, the Company’s deposit liabilities were $1.8 billion or 75.1% of its total liabilities and equity. The Company offers a variety of deposit accounts having a range of interest rates and terms for both retail and business customers. The Company currently offers regular savings accounts (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and certificates of deposit. The Company also offers IRA time deposit accounts and health savings accounts. When the Company determines its deposit rates, it considers rates offered by local competitors, benchmark rates on U.S. Treasury securities, and rates on other sources of funds such as FHLB of Chicago advances. For additional information, refer to “Financial Condition—Deposit Liabilities” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Borrowings

At December 31, 2013, the Company’s borrowed funds were $244.9 million or 10.4% of its total liabilities and equity. The Company borrows funds to finance its lending, investing, operating, and, when active, stock repurchase activities. Substantially all of its borrowings take the form of advances from the FHLB of Chicago and are on terms and conditions generally available to member institutions. The Company’s FHLB of Chicago borrowings typically carry fixed rates of interest, have stated maturities, and are generally subject to significant prepayment penalties if repaid prior to their stated maturity. The Company has pledged certain one- to four-family first and second mortgage loans, as well as certain multi-family mortgage loans, as blanket collateral for current and future advances. For additional information regarding the Company’s outstanding advances from the FHLB of Chicago as of December 31, 2013, refer to “Financial Condition—Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Shareholders’ Equity

At December 31, 2013, the Company’s shareholders’ equity was $281.0 million or 12.0% of its total liabilities and equity. The Company is not currently required to maintain minimum regulatory capital at the holding company level. However, refer to “Regulation and Supervision—Regulation of the Company,” below, for additional information related to regulatory capital requirements for the Company.

Although the Company is not currently required to maintain minimum regulatory capital, the Bank is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the OCC and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2013, the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional discussion relating to regulatory capital standards refer to “Regulation and Supervision of the Bank—Regulatory Capital Requirements” and “—Prompt Corrective Action,” below. For additional information related to the Company’s equity and the Bank’s regulatory capital for the periods covered by this report, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

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

From time to time, the Company has repurchased shares of its common stock, and such repurchases have had the effect of reducing the Company’s capital. However, as with the payment of dividends above, the repurchase of common stock is discretionary with the Company’s board of directors and depends on a variety of factors, including market conditions for the Company’s stock, the financial condition of the Company and the Bank, compliance with regulatory capital requirements, and other considerations. The Company does not have a current stock repurchase program. As a result of these considerations, there can be no assurance as to if or when the Company will be able to resume repurchases of its common stock.

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

Mutual Investment Corporation (“MIC”) and First Northern Investment Inc. (“FNII”) are wholly-owned subsidiaries of the Bank that own and manage certain mortgage-related securities and, in the case of FNII, a small number of one- to four-family mortgage loans.

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

Employees

At December 31, 2013, the Company employed 637 full time and 85 part time associates. Management considers its relations with its associates to be good.

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

Dodd-Frank Act

In 2010 Congress enacted the Dodd-Frank Act, which significantly changed the U.S. financial institution regulatory structure, as well as the lending, investment, trading, and operating activities of financial institutions and their holding companies. In 2011 the Dodd-Frank Act transferred federal regulatory functions and authority relating to federal thrifts, such as the Bank, to the OCC. In addition, the FRB acquired supervisory and rule-making authority over all savings and loan holding companies, such as the Company. The Dodd-Frank Act also requires the FRB to apply to savings and loan holding companies the same consolidated leverage and risk-based capital standards that insured depository institutions must follow, which will include capital requirements for the Company effective in 2015 (refer to “Regulation and Supervision—Regulation of the Company,” below, for additional information related to regulatory capital requirements for the Company). Further, the Dodd-Frank Act has imposed new disclosure and governance requirements on publicly-held companies, such as the Company.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as the Bank. However, institutions with $10 billion or less in assets, such as the Bank, are examined for CFPB compliance by their applicable bank regulators, rather than the CFPB itself.

Some provisions of the Dodd-Frank Act remain subject to future rule-making procedures and studies, and the full effects of the Dodd-Frank Act on the Company and/or the Bank cannot yet be determined.

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

A savings association calculates its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OCC, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets, to 200% for certain available-for-sale securities rated less than investment grade.

The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2013, the Bank exceeded all regulatory minimum requirements, as well as those required to be classified as a “well capitalized” institution. For additional information related to the Bank’s regulatory capital for the periods covered by this report, refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

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

	Total Risk-Based	Tier 1	Tier 1
	Capital to Risk	Capital to Risk	Capital to
Category:	Weighted Assets	Weighted Assets	Total Assets
Well capitalized	≥ 10%	≥ 6%	≥ 5%
Adequately capitalized	≥ 8%	≥ 4%	≥ 4% (1)
Under capitalized	< 8%	< 4%	< 4% (2)
Significantly undercapitalized	< 6%	< 3%	< 3%
Critically undercapitalized (3)
(1) ≥ 3% if the bank receives the highest rating under the uniform system.
(2) < 3% if the bank receives the highest rating under the uniform system.
(3) Tangible assets to capital of equal to or less than 2%.

Future Regulatory Capital Requirements In 2013 the federal banking agencies issued final rules that implement certain revisions to regulatory capital requirements as specified by the Basel Committee of Banking Supervision (known as Basel III). These new rules will become effective on January 1, 2015, although certain aspects will phase in over the following four years. Although there can be no assurances, management does not expect the new rules to have an impact on the Bank’s regulatory capital classification as well capitalized nor does it expect the new rules to have a significant impact on the Bank’s financial condition or results of operations.

Dividend and Other Capital Distribution Limitations OCC regulations generally govern capital distributions by savings associations such as the Bank, which include cash dividends and stock repurchases. Currently, as a subsidiary of a savings and loan holding company, the Bank generally must give the FRB and the OCC at least 30 days notice before the board of directors declares a dividend or approves a capital distribution. In certain other circumstances, a savings association must file an application with the OCC for approval of a capital distribution if, among other things, the total amount of capital distributions for the applicable calendar year exceeds the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years.

The FRB or the OCC may disapprove a notice or application if (i) the savings association would be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate any applicable statute, regulation, agreement or regulatory-imposed condition. The FRB and OCC have substantial discretion in making these decisions.

For additional discussion related to the Bank and Company’s dividends and the Company’s share repurchases refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Qualified Thrift Lender Test Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2013, and anticipates that it will maintain an appropriate level of mortgage-related investments (which must be at least 65% of portfolio assets as defined in the regulations) and will otherwise continue to meet the QTL test requirements.

Federal Home Loan Bank System The Bank is a member of the FHLB of Chicago. The FHLB of Chicago makes loans (“advances”) to its members and provides certain other financial services to its members pursuant to policies and procedures established by its board of directors. The FHLB of Chicago imposes limits on advances made to member banks, including limitations relating to the amount and type of collateral and the amount of advances.

As a member of the FHLB of Chicago, the Bank must meet certain eligibility requirements and must purchase and maintain common stock in the FHLB of Chicago in an amount equal to the greater of (i) 1% of its mortgage-related assets at the most recent calendar year end, (ii) 5% of its outstanding advances from the FHLB of Chicago, or (iii) $10,000. At December 31, 2013, the Bank owned $12.2 million in FHLB of Chicago common stock, which was in compliance with the minimum common stock ownership guidelines established by the FHLB of Chicago. For additional discussion related to the Bank’s investment in the common stock of the FHLB of Chicago, refer to “Item 1A. Risk Factors” and “Financial Condition—Other Assets” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association poses to its deposit insurance fund. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categorizations based on the institution’s financial information; institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. The FDIC also assigns an institution to one of three supervisory sub-categorizations within each capital group. This assignment is based on a supervisory evaluation provided by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund.

An institution’s assessment rate depends on the capital categorizations and supervisory sub-categorizations to which it is assigned. Under the risk-based assessment system, there are four assessment risk categories to which different assessment rates are applied. The assessment rates range from 2.5 to 45 basis points, depending on the institution’s capital category and supervisory sub-category. Since April 2011 the assessment base used by the FDIC in determining deposit insurance premiums has consisted of an insured institution’s average consolidated total assets minus average tangible equity and certain other adjustments. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Transactions With Affiliates Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. An affiliate is any company or entity that controls, is controlled by or is under common control with it. Sections 23A and 23B limit the extent to which an institution or a subsidiary may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings association’s capital stock and surplus, and limit all such transactions with all affiliates to 20% of such stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, derivatives transactions, securities borrowing, and lending transactions to the extent that they result in credit exposure to an affiliate. Further, most loans by a savings association to any of its affiliates must be secured by specified collateral amounts. All such transactions must be on terms that are consistent with safe and sound banking practices and must be on terms that are at least as favorable to the savings association as those that would be provided to a non-affiliate. At December 31, 2013, the Company and Bank did not have any covered transactions.

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

Other Mortgage Lending Regulations In 2013 the CFPB issued a regulation commonly known as the “qualified mortgage” rule, which generally requires mortgage lenders such as the Bank to make a reasonable, good faith determination of a borrower’s ability to repay loans secured by single family residential properties (excluding home equity lines of credit and certain other types of loans) in order to obtain certain protections from liability under the rule for such qualified mortgages. These new rules were effective on January 10, 2014. Management does not expect this new rule to have a significant impact on the Bank’s single family mortgage lending or sales operations.

Also in 2013, federal regulators issued a revised proposed rule relating to risk retention requirements on sales of single family residential mortgage loans. The risk retention requirements generally require institutions such as the Bank to retain no less than 5% of the credit risk in loans it sells into a securitization and prohibits such institutions from directly or indirectly hedging or otherwise transferring the credit risk that the institution is required to retain, subject to limited exceptions. One significant exception is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are defined the same as the “qualified mortgage” rule issued by the CFPB, as discussed in the previous paragraph. Management does not expect the revised proposed rule, if adopted, to have a significant impact on the Bank’s single family mortgage lending or sales operations.

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

Loans to Insiders A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a savings association to all insiders and related interests in the aggregate may not exceed the savings association’s unimpaired capital and surplus. With certain exceptions, the Bank’s loans to an executive officer (other than certain education loans and residential mortgage loans) may not exceed $100,000. Regulation O also requires that any proposed loan to an insider or a related interest be approved in advance by a majority of the Bank’s board of directors, without the vote of any interested director, if such loan, when aggregated with any existing loans to that insider and related interests, would exceed $500,000. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those for comparable transactions with other persons and must not present more than a normal risk of collectability. There is an exception for extensions of credit pursuant to a benefit or compensation plan of a savings association that is widely available to employees that does not give preference to officers, directors, and other insiders. As of December 31, 2013, total loans to insiders were $349,000 (including $130,000 which relates to residential mortgages that have been sold in the secondary market).

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

Federal law prohibits a savings and loan holding company from acquiring control of another savings institution or holding company without prior regulatory approval. With some exceptions, it also prohibits the acquisition or retention of more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring an institution that is not federally-insured. In evaluating applications to acquire savings institutions, the regulator must consider the financial and managerial resources, future prospects of the institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Regulatory Capital Requirements The Company is not currently required by the FRB to maintain minimum regulatory capital at the consolidated level. However, under the Dodd-Frank Act, the FRB is required to impose capital requirements on savings and loan holding companies beginning in 2015. These capital requirements will be substantially the same as those required for bank holding companies under Basel III, which also become effective in 2015 (although certain aspects of Basel III are phased in over the following four years). Although there can be no assurance, management believes that the Company will be well capitalized for regulatory capital purposes at the consolidated level when it becomes subject to such capital requirements in 2015. In addition, management does not expect the new capital requirements to have a significant impact on the Company’s financial condition or results of operations.

Acquisition of Bank Mutual Corporation No person may acquire control of the Company without first obtaining the approval of such acquisition by the appropriate federal regulator. Currently, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company must, depending on the circumstances, obtain the approval of, and/or file a notice with the FRB.

Federal and State Taxation

Federal Taxation The Company and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting. The federal income tax returns for the Company and its subsidiaries have been examined and audited or closed without audit by the Internal Revenue Service (“IRS”) for tax years prior to 2010.

State Taxation The Company and its subsidiaries are subject to combined reporting in the state of Wisconsin, which includes the Bank’s out-of-state investment subsidiaries since 2009. For additional information related to the resolution of a matter related to the Company's income taxes in Wisconsin, refer to “Note 12. Income Taxes” of the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Declines in Real Estate Values CouldAdversely Affect Collateral Values and the Company’s Results of Operations

From time-to-time the Company’s market areas have experienced lower real estate values, higher levels of residential and non-residential tenant vacancies, and weakness in the market for sale of new or existing properties, for both commercial and residential real estate. Such developments could negatively affect the value of the collateral securing the Company’s mortgage and related loans and could in turn lead to increased losses on loans and foreclosed real estate. Increased losses would affect the Company’s loan loss allowance and may cause it to increase its provision for loan losses resulting in a charge to earnings and capital.

A Significant Portion of the Company’s Lending Activities Are Focused on Commercial Lending

The Company has identified multi-family, commercial real estate, commercial and industrial, and construction and development loans as areas for lending emphasis and has augmented its personnel in recent periods to increase its penetration in the commercial lending market. While the Company is pursuing this lending diversification for the purpose of increasing net interest income, these types of loans have historically carried greater risk of payment default than loans to retail borrowers. As the volume of commercial lending increases, credit risk increases. In the event of increased defaults from commercial borrowers, the Company’s provision for loan losses would further increase and loans may be written off and, therefore, earnings would be reduced.

Further, as the portion of the Company's loans secured by the assets of commercial enterprises increases, the Company becomes increasingly exposed to environmental liabilities and related compliance burdens. Even though the Company is also subject to environmental requirements in connection with residential real estate lending, the possibility of liability increases in connection with commercial lending, particularly in industries that use hazardous materials and/or generate waste or pollution or that own property that was the subject of prior contamination. If the Company does not adequately assess potential environment risks, the value of the collateral it holds may be less than it expects, and it may be exposed to liability for remediation or other environmental compliance.

Regulators Continue to be Strict, which may Affect the Company's Business and Results of Operations

In addition to the effect of new laws and regulations, the regulatory climate in the U.S., particularly for financial institutions, continues to be strict. As a consequence, regulatory activity affecting financial institutions relating to a wide variety of safety and soundness and compliance issues continues to be elevated. Such regulatory activity, if directed at the Company or the Bank, could have an adverse affect on the Company's or the Bank's costs of compliance and results of operations.

The Bank’s Ability to Pay Dividends to the Company Is Subject to Limitations That May Affect the Company’s Ability to Pay Dividends to Its Shareholders and Repurchase Its Stock

The Company is a separate legal entity from the Bank and engages in no substantial activities other than its ownership of the common stock of the Bank. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The availability of dividends from the Bank to the Company is limited by various statutes and regulations, including those of the OCC and FRB; as a result, it is possible, depending on the results of operations and the financial condition of the Bank and other factors, that the OCC and/or the FRB could restrict the payment by the Bank of dividends or other capital distributions or take other actions which could negatively affect the Bank's results and dividend capacity. The federal regulators continue to be stringent in their interpretation, application and enforcement of banks' capital requirements, which could affect the regulators’ willingness to allow Bank dividends to the Company. If the Bank is required to reduce its dividends to the Company, or is unable to pay dividends at all, or the FRB separately does not allow the Company to pay dividends, the Company may not be able to pay dividends to its shareholders at existing levels or at all and/or may not be able to repurchase its common stock.

Global Credit Market Volatility and Weak Economic Conditions May Significantly Affect the Company’s Liquidity, Financial Condition, and Results of Operations

Global financial markets continue to be unstable and unpredictable, and economic conditions have been relatively weak. Developments relating to the federal budget, federal borrowing authority, or other political issues could also negatively impact these markets, as could global developments such as a foreign sovereign debt crisis. Continued, and potentially increased, volatility, instability and weakness could affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. These factors could also affect the prices at which the Company could make any such sales, which could adversely affect its results of operations and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause the Company to use deposits or other funding sources for such projects.

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

Future Events May Result in a Valuation Allowance Against the Company’s Deferred Tax Asset Which May have a Significant Effect On the Company’s Results of Operations and Financial Condition

As of December 31, 2013, the Company’s net deferred tax asset was $27.4 million. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required to be recorded against the Company’s net deferred tax asset as of December 31, 2013. This determination required significant management judgment based on positive and negative considerations. Such considerations included the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings excluding non-recurring charges (such as the goodwill impairment in 2011), expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. Future events or circumstances could result in conditions that differ significantly from management’s current assessment of these positive and negative considerations, particularly as such relate to the Company’s future earnings. Changes in these considerations could result in a significant valuation allowance being recorded against the Company’s net deferred tax asset, which could have a significant effect on the Company’s future results of operations and financial condition.

Recent and Future Legislation and Rulemaking May Significantly Affect the Company’s Results of Operations and Financial Condition

Instability, volatility, and failures in the credit and financial institutions markets in recent years have led regulators and legislators to consider and/or adopt proposals that will significantly affect financial institutions and their holding companies, including the Company. Legislation such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Dodd-Frank Act of 2010, as well as programs such as the Troubled Assets Relief Program, were adopted. Although designed to address safety, soundness, and compliance issues in the banking system, there can be no assurance as to the ultimate impact of these actions on financial markets, which could have a material, adverse effect on the Company’s business, financial condition, results of operations, access to credit or the value of the Company’s securities. Further legislative and regulatory proposals to reform the U.S. financial system would also affect the Company and the Bank.

The Dodd-Frank Act created the CFPB, which has broad rulemaking and enforcement authority with respect to entities, including financial institutions, that offer to consumers covered financial products and services. The CFPB is required to adopt rules identifying practices or acts that are unfair, deceptive or abusive relating to any customer transaction for a consumer financial product or service, or the offering of a consumer financial product or service. Although rules implemented to date are not expected to have a significant adverse impact on the Company, the full scope of the impact of the CFPB’s authority has not yet been determined as all related rules have not all yet been adopted. The Company cannot yet determine the costs and limitations related to these additional regulatory requirements; however, the costs of compliance and the effect on its business may have a material adverse effect on the Company's operations and results.

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

Strong Competition Within the Company’s Market Area May Affect Net Income

The Company encounters strong competition both in attracting deposits from customers and originating loans to commercial and retail borrowers. The Company competes with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. The Company’s market area includes branches of several commercial banks that are substantially larger than the Company in terms of deposits and loans. In addition, tax-exempt credit unions operate in most of the Company’s market area and aggressively price their products and services to a large part of the population. If competitors succeed in attracting business from the Company’s customers, its deposits and loans could be reduced, which would likely affect earnings.

Developments in the Marketplace, Such as Alternatives to Traditional Financial Institutions, or Adverse Publicity Could Affect the Company's Ongoing Business

Changes in the marketplace are allowing consumers to use alternative means to complete financial transactions that previously had been conducted through banks. For example, consumers can increasingly maintain funds in accounts other than bank deposits or through the internet, or complete payment transactions without the assistance of banks. Continuation or acceleration of these trends, including newly developing means of communications and technology, could cause consumers to utilize fewer of the Company's services, which could have a material adverse affect on its results.

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

Additionally, as a financial institution, the Company’s business is data intensive. Beyond the inherent nature of a financial institution that requires it to process and track extremely large numbers of financial transactions and accounts, the Company is required to collect, maintain, and keep secure significant data about its customers. These operations require the Company to obtain and maintain technology and security-related systems that are mission critical to its business. The Company’s failure to do so could significantly affect its ability to conduct business and its customers' confidence in it. Further, the Company outsources a large portion of its data processing to third parties. If these third party providers encounter technological or other difficulties or if they have difficulty in communicating with the Company or if there is a breach of security, it will significantly affect the Company’s ability to adequately process and account for customer transactions, which would significantly affect the Company’s business operations and reputation.

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

The Cost to Provide Employee Healthcare Insurance and/or Benefits Could Increase in the Future

The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States. It is possible that ACA the will negatively affect the Company’s cost of providing health insurance and/or benefits, and may also impact various other aspects of the Company’s business. While the ACA has not yet had a material impact on the Company, the Company is continuing to assess the possible future impact of the ACA on its health care benefit costs.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company and its subsidiaries conduct their business through an executive office and 76 banking offices, which had an aggregate net book value of $48.1 million as of December 31, 2013, excluding furniture, fixtures, and equipment. As of December 31, 2013, the Company owned the building and land for 69 of its property locations and leased the space for eight.

The Company also owns 15 acres of developed land in a suburb of Milwaukee, Wisconsin, through its MC Development subsidiary, as well as approximately 300 acres of undeveloped land in another community located near Milwaukee through MC Development’s 50% ownership in Arrowood Development LLC. The net book value of these parcels of land was $5.4 million at December 31, 2013.

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

As of February 28, 2014, there were 46,551,284 shares of common stock outstanding and approximately 8,900 shareholders of record.

The Company paid a total cash dividend of $0.10 per share in 2013. A cash dividend of $0.03 per share was paid on February 28, 2014, to shareholders of record on February 14, 2014. For additional discussion relating to the Company’s dividends, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results, financial condition, and other considerations. Interest on deposits will be paid prior to payment of dividends on the Company’s common stock. Refer also to “Item 1. Business—Regulation and Supervision” for information relating to regulatory limitations on the Company’s payment of dividends to shareholders, as well as the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company.

The high and low trading prices of the Company’s common stock from January 1, 2011, through December 31, 2013, by quarter, and the dividends paid in each quarter, were as follows:

	2013 Stock Prices		2012 Stock Prices		Cash Dividends Paid
	High	Low	High	Low	2013	2012
1st Quarter	$5.88	$4.43	$4.45	$3.15	$0.02	$0.01
2nd Quarter	5.90	5.04	4.41	3.43	0.02	0.01
3rd Quarter	6.73	5.65	4.69	3.95	0.03	0.01
4th Quarter	7.17	6.04	4.64	4.03	0.03	0.02
				Total	$0.10	$0.05

From January 1, 2014, to February 28, 2014, the trading price of the Company's common stock ranged between $6.26 to $7.34 per share, and closed this period at $6.62 per share.

The Company did not repurchase any of its common stock during 2013 and the Company’s board of directors has not authorized a new stock repurchase program. For additional discussion relating to the Company’s repurchase of its common stock, refer to “Item 1. Business—Shareholders’ Equity” and “Item 1. Business—Regulation and Supervision.”

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

Total Return Performance

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Bank Mutual Corporation	100.00	62.53	44.60	30.14	41.27	68.39
NASDAQ Composite Index	100.00	129.26	151.94	152.42	177.46	236.88
NASDAQ Bank Index	100.00	98.65	109.85	81.92	110.37	150.79

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

	At December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands, except number of shares and per share amounts)
Selected financial condition data:
Total assets	$2,347,349	$2,418,264	$2,498,484	$2,591,818	$3,512,064
Loans receivable, net	1,508,996	1,402,246	1,319,636	1,323,569	1,506,056
Loans held-for-sale	1,798	10,739	19,192	37,819	13,534
Investment securities available-for-sale	–	–	–	228,023	614,104
Mortgage-related securities available-for-sale	446,596	550,185	781,770	435,234	866,848
Mortgage-related securities held-to-maturity	155,505	157,558	–	–	–
Foreclosed properties and repossessed assets	6,736	13,961	24,724	19,293	17,689
Goodwill	–	–	–	52,570	52,570
Mortgage servicing rights, net	8,737	6,821	7,401	7,769	6,899
Deposit liabilities	1,762,682	1,867,899	2,021,663	2,078,310	2,137,508
Borrowings	244,900	210,786	153,091	149,934	906,979
Shareholders' equity	281,037	271,853	265,771	312,953	402,477
Tangible shareholders' equity (1)	281,037	271,853	265,771	260,383	349,907
Number of shares outstanding, net of treasury stock	46,438,284	46,326,484	46,228,984	45,769,443	46,165,635
Book value per share	$6.05	$5.87	$5.75	$6.84	$8.72
Tangible shareholders’ equity per share (1)	6.05	5.87	5.75	5.69	7.58

	For the Year Ended December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Selected operating data:
Total interest income	$79,456	$83,022	$89,345	$112,569	$151,814
Total interest expense	13,112	21,641	26,756	66,276	83,784
Net interest income	66,344	61,381	62,589	46,293	68,030
Provision for loan losses	4,506	4,545	6,710	49,619	12,413
Total non-interest income	26,116	29,259	23,158	40,603	31,681
Total non-interest expense (2)	71,504	76,057	124,900	159,825	68,155
Income (loss) before income taxes	16,450	10,038	(45,863)	(122,548)	19,143
Income tax expense (benefit)	5,702	3,336	1,752	(49,909)	5,418
Net income (loss) before non- controlling interest	10,748	6,702	(47,615)	(72,639)	13,725
Net loss (income) attributable to non-controlling interest	48	52	50	(1)	–
Net income (loss)	$10,796	$6,754	$(47,565)	$(72,640)	$13,725
Earnings (loss) per share-basic	$0.23	$0.15	$(1.03)	$(1.59)	$0.29
Earnings (loss) per share-diluted	0.23	0.15	(1.03)	(1.59)	0.29
Cash dividends paid per share	0.10	0.05	0.06	0.20	0.34

(1)	This is a non-GAAP measure. Tangible shareholders’ equity is total shareholders’ equity minus goodwill.
(2)	Total non-interest expense in 2011 includes a goodwill impairment of $52.6 million and in 2010 includes $89.3 million in loss on early repayment of FHLB borrowings.

	At or For the Year Ended December 31
	2013	2012	2011	2010	2009
Selected financial ratios:
Net interest margin (3)	3.11%	2.67%	2.76%	1.47%	2.09%
Net interest rate spread	3.02	2.57	2.64	1.26	1.82
Return on average assets	0.46	0.27	(1.87)	(2.12)	0.39
Return on average shareholders' equity	3.93	2.50	(16.37)	(18.47)	3.40
Efficiency ratio (4)	77.34	84.04	85.07	99.36	73.32
Non-interest expense as a percent of adjusted average assets (5)	3.03	3.03	2.84	2.06	1.95
Shareholders' equity to total assets	11.97	11.24	10.64	12.07	11.39
Tangible shareholders' equity to adjusted total assets (6)	11.97	11.24	10.64	10.25	10.09

Selected asset quality ratios:
Non-performing loans to loans receivable, net	0.86%	1.84%	5.69%	9.29%	2.83%
Non-performing assets to total assets	0.84	1.64	4.00	5.49	1.72
Allowance for loan losses to non- performing loans	181.62	83.64	37.17	39.03	39.99
Allowance for loan losses to total loans receivable, net	1.56	1.54	2.12	3.63	1.13
Charge-offs to average loans	0.18	0.78	1.96	1.26	0.45

(3)	Net interest margin is calculated by dividing net interest income by average earnings assets.
(4)	Efficiency ratio is calculated by dividing non-interest expense (excluding goodwill impairment and loss on early repayment of FHLB borrowings) by the sum of net interest income and non-interest income (excluding gains and losses on investments).
(5)	The ratio in 2011 excludes the impact of the goodwill impairment and in 2010 excludes the impact of the prepayment penalty on the early repayment of FHLB borrowings.
(6)	This is a non-GAAP measure. The ratio is calculated by dividing total shareholders’ equity less intangible assets (net of deferred taxes) divided by total assets less intangible assets (net). Intangible assets consist of goodwill and other intangible assets. Deferred taxes have been established only on other intangible assets and are immaterial in amount.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” as well as “Item 1. Business” and “Item 1A. Risk Factors.”

Results of Operations

Overview The Company’s net income (loss) for the years ended December 31, 2013, 2012, and 2011, was $10.8 million, $6.8 million, and $(47.6) million, respectively. Diluted earnings (loss) per share during these periods were $0.23, $0.15, and $(1.03), respectively.

The Company’s net income in 2013 was impacted by the following favorable developments compared to 2012:

•	a $5.2 million favorable change in net loan-related fees and servicing revenue;

•	a $5.0 million or 8.1% increase in net interest income;

•	a $4.4 million or 65.9% decrease in net losses and expenses on foreclosed real estate; and

•	a $1.4 million or 43.7% decrease in federal deposit insurance premiums.

These favorable developments were partially offset by the following unfavorable developments in 2013 compared to 2012:

•	an $8.8 million or 66.6% decrease in gain on loan sales activities;

•	a $1.6 million or 3.7% increase in compensation-related expenses; and

•	a $2.4 million or 70.9% increase in income tax expense.

The Company’s net income in 2012 was impacted by the following favorable developments compared to 2011:

•	the non-recurrence of a $52.6 million loss in 2011 on the impairment of goodwill;

•	a $7.2 million or 121% increase in gain on loan sales activities; and

•	a $2.2 million or 32.3% decrease in provision for loan losses.

These favorable developments were partially offset by the following unfavorable developments in 2012 compared to 2011:

•	a $3.5 million or 8.9% increase in compensation-related costs;

•	a $1.5 million unfavorable change in net loan-related fees and servicing revenue;

•	a $1.2 million or 1.9% decrease in net interest income; and

•	a $1.6 million or 90.4% increase in income tax expense.

The following paragraphs discuss these developments in greater detail, as well as other changes in the components of net income (loss) during the years ended December 31, 2013, 2012, and 2011.

Net Interest Income Net interest income increased by $5.0 million or 8.1% during the year ended December 31, 2013, compared to 2012. This increase was primarily attributable to a 44 basis point improvement in the Company’s net interest margin, from 2.67% in 2012 to 3.11% in 2013. This improvement was due in part to an improved earning asset mix and an improved deposit funding mix in 2013 compared to 2012. The Company’s average loans receivable (which generally have higher yields) increased by $43.3 million or 3.1% and its average mortgage-related securities, investment securities, and overnight investments (which generally have lower yields) declined by $209.2 million or 23.0% in the aggregate in 2013 compared to 2012. With respect to the Company’s deposit funding mix, its average checking and savings deposits (which generally have a lower interest cost or no interest cost) increased by $46.7 million or 4.7% in the aggregate and its average certificates of deposit (which generally have a higher interest cost) declined by $241.0 million or 25.3% in 2013 compared to 2012.

Also contributing to the improvement in net interest margin in 2013 compared to 2012 was a 39 basis point decline in the average cost of the Company’s certificates of deposit, as well as the Company’s repayment of $100.0 million in high-cost borrowings from the FHLB of Chicago in the third quarter of 2012. Management anticipates that the Company’s cost of certificates of deposit may continue to decline modestly over the next few months as older, higher-cost certificates of deposit continue to mature and are replaced by lower cost deposits. However, management does not believe that the pace of decline in 2014 will match that of recent years. Refer to “Financial Condition—Deposit Liabilities” for additional discussion related to the impact possible increases in future interest rates could have on the Company’s cost of funds and net interest margin.

The favorable impact of the aforementioned developments on net interest income was partially offset by a $165.9 million or 7.2% decrease in average earning assets in 2013 compared to 2012. The Company’s earning assets declined in 2013 as it has used cash flows from its mortgage-related securities portfolio to fund a decline in its certificates of deposit, as previously noted.

Net interest income declined by $1.2 million or 1.9% during the year ended December 31, 2012, compared to 2011. This decline was primarily attributable to a decrease in the Company’s net interest margin, which was 2.67% in 2012 compared to 2.76% in 2011. This decline was primarily the result of a lower interest rate environment in 2012, which reduced the return on the Company’s earning assets more than the cost of its funding sources. Contributing to the reduction in the cost of the Company’s funding sources in 2012 was the aforementioned repayment of $100.0 million in high-cost borrowings from the FHLB of Chicago that matured during the third quarter of that year.

The impact of a lower net interest margin in 2012 was partially offset by the favorable impact of higher average earning assets in 2012 compared to 2011. In 2012 the Company purchased $158.9 million in held-to-maturity securities that were funded by term borrowings from the FHLB of Chicago. In addition, during 2012 average total loans increased by $21.9 million or 1.6% compared to 2011.

The following table presents certain details regarding the Company's average balance sheet and net interest income for the periods indicated. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities. The yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which are considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by average interest-earning assets. The Company’s tax exempt investments are insignificant, so no tax equivalent adjustments have been made.

	Year Ended December 31
	2013			2012			2011
		Interest	Avg.		Interest	Avg.		Interest	Avg.
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable, net (1)	$1,432,606	$64,638	4.51%	$1,389,313	$65,478	4.71%	$1,367,450	$69,936	5.11%
Mortgage-related securities	626,084	14,666	2.34	792,989	17,309	2.18	656,343	16,374	2.49
Investment securities (2)	12,168	54	0.44	25,443	73	0.29	156,793	2,877	1.83
Interest-earning deposits	62,742	98	0.16	91,801	162	0.18	84,505	158	0.19
Total interest-earning assets	2,133,600	79,456	3.72	2,299,546	83,022	3.61	2,265,091	89,345	3.94
Non-interest-earning assets	228,010			210,599			278,872
Total average assets	$2,361,610			$2,510,145			$2,543,963

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$226,307	62	0.03	$217,255	63	0.03	$212,644	78	0.04
Money market accounts	478,938	694	0.14	434,549	716	0.16	405,033	1,696	0.42
Interest-bearing demand accounts	220,381	32	0.01	219,038	51	0.02	199,909	85	0.04
Certificates of deposit	713,043	7,537	1.06	954,047	13,825	1.45	1,069,708	17,709	1.66
Total deposit liabilities	1,638,669	8,325	0.51	1,824,889	14,655	0.80	1,887,294	19,568	1.04
Advance payment by borrowers for
taxes and insurance	21,881	2	0.01	21,141	2	0.01	19,551	5	0.03
Borrowings	207,404	4,785	2.31	227,573	6,984	3.07	156,521	7,183	4.59
Total interest-bearing liabilities	1,867,954	13,112	0.70	2,073,603	21,641	1.04	2,063,366	26,756	1.30

Non-interest-bearing liabilities:
Non-interest-bearing deposits	122,677			130,734			110,784
Other non-interest-bearing liabilities	96,215			35,208			79,314
Total non-interest-bearing liabilities	218,892			165,942			190,098
Total liabilities	2,086,846			2,239,545			2,253,464
Total equity	274,764			270,600			290,499
Total average liabilities and equity	$2,361,610			$2,510,145			$2,543,963
Net interest income and net interest
rate spread		$66,344	3.02%		$61,381	2.57%		$62,589	2.64%
Net interest margin			3.11%			2.67%			2.76%
Average interest-earning assets to
interest-bearing liabilities	1.14x			1.11x			1.10x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.
(2)	FHLB of Chicago stock is included in investment securities.

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

	Year Ended December 31, 2013,
	Compared to Year Ended December 31, 2012
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,989	$(2,829)	$(840)
Mortgage-related securities	(3,843)	1,200	(2,643)
Investment securities	(48)	29	(19)
Interest-earning deposits	(48)	(16)	(64)
Total interest-earning assets	(1,950)	(1,616)	(3,566)
Interest-bearing liabilities:
Savings deposits	(1)	–	(1)
Money market deposits	67	(89)	(22)
Interest-bearing demand deposits	–	(19)	(19)
Certificates of deposit	(3,040)	(3,248)	(6,288)
Advance payment by borrowers for taxes and insurance	–	–	–
Borrowings	(579)	(1,620)	(2,199)
Total interest-bearing liabilities	(3,553)	(4,976)	(8,529)
Net change in net interest income	$1,603	$3,360	$4,963

	Year Ended December 31, 2012,
	Compared to Year Ended December 31, 2011
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,084	$(5,542)	$(4,458)
Mortgage-related securities	3,129	(2,194)	935
Investment securities	(1,395)	(1,409)	(2,804)
Interest-earning deposits	13	(9)	4
Total interest-earning assets	2,831	(9,154)	(6,323)
Interest-bearing liabilities:
Savings deposits	6	(21)	(15)
Money market deposits	116	(1,096)	(980)
Interest-bearing demand deposits	7	(41)	(34)
Certificates of deposit	(1,808)	(2,076)	(3,884)
Advance payment by borrowers for taxes and insurance	–	(3)	(3)
Borrowings	2,637	(2,836)	(199)
Total interest-bearing liabilities	958	(6,073)	(5,115)
Net change in net interest income	$1,873	$(3,081)	$(1,208)

Provision for Loan Losses The Company’s provision for loan losses was $4.5 million, $4.5 million, and $6.7 million during the years ended December 31, 2013, 2012, and 2011, respectively. The Company’s provision in 2013 was due largely to increases in general loan loss allowances related to growth in its multi-family, commercial real estate, and commercial business loan portfolios, as well as an increase in classified loans during the period, as described in “Financial Condition—Asset Quality,” below. In contrast, the provision in 2012 was influenced by $6.3 million in specific loan loss allowances on a number of multi-family, commercial real estate, and business loan relationships, as well as residential and other consumer loans. The losses on these loans were based on updated independent appraisals and/or internal management evaluations of the collateral that secures the loan, as well as management’s knowledge of current market conditions. These losses were partially offset by $1.8 million in loss recaptures related to certain non-performing loans that paid off in 2012, as well as recoveries related to previously charged-off loans.

In 2011 the Company recorded $11.8 million in loss provisions against a number of larger multi-family, commercial real estate, and business loan relationships, as well as certain smaller residential and other consumer loans. The losses on these loans were based on updated independent appraisals and/or internal management evaluations of the collateral that secures the loan, as well as management’s knowledge of current market conditions. In addition, during 2011 the Company recorded approximately $2.4 million in additional loss provisions that reflected management’s general concerns at the time related to continued economic weakness, elevated levels of unemployment, depressed real estate values, and the internal downgrades of certain loans. These developments were partially offset by $7.5 million in loss recaptures on loans that were paid-off during the period, were upgraded to performing status, or improved in performance and/or prospects.

General economic, employment, and real estate conditions continue to improve in the Company’s markets, although at a relatively slow pace. However, current conditions continue to be challenging for certain borrowers, particularly those whose loans are secured by commercial real estate or land. As such, there can be no assurances that non-performing loans will continue to trend lower in future periods or that the Company’s provision for loan losses will not vary considerably in future periods. Refer also to “Item 1. Business—Asset Quality,” above, for additional discussion related to the Company’s policies and procedures related to its provision for loan losses, allowance for loan losses, and asset quality.

Non-Interest Income Total non-interest income for the years ended December 31, 2013, 2012, and 2011, was $26.1 million, $29.3 million, and $23.2 million, respectively. The following paragraphs discuss the principal components of non-interest income and primary reasons for their changes from 2012 to 2013, as well as 2011 to 2012.

Service charges on deposits were $6.8 million, $6.9 million, and $6.4 million in 2013, 2012, and 2011, respectively. Management attributes the decrease in 2013 to relatively slow economic growth in recent years which has impacted customer spending patterns and has resulted in lower revenue from overdraft charges. Despite recent declines, management anticipates modest growth in this revenue item in 2014, although there can be no assurances.

Management attributes the increase in service charges on deposits in 2012 to an increase in the Company’s average checking accounts during that year. In addition, enhancements in 2011 and 2012 in the Company’s commercial deposit products and services generated increased fee revenue in 2012 compared 2011, particularly related to treasury management services. Improvements in fee revenue from treasury management services continued in 2013, but such were offset by the impact of lower revenue from overdraft charges, as previously noted.

Brokerage and insurance commissions were $3.1 million, $3.0 million, and $2.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. Commission revenue in 2013 and 2012 benefited from a lower interest rate environment that encouraged customers to purchase tax-deferred annuities due to higher returns compared to deposit-related products. Commission revenue in 2013 also benefited from favorable trends in equity markets, which resulted in increased revenue from sales of mutual funds and other equity investments relative to 2012.

Net loan-related fees and servicing revenue was $3.3 million in 2013 compared to a loss of $1.9 million and $402,000 in 2012 and 2011, respectively. The following table presents the primary components of net loan-related fees and servicing revenue for the periods indicated:

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Gross servicing fees	$2,885	$2,826	$2,718
MSR amortization	(2,809)	(3,904)	(2,747)
MSR valuation (loss) recovery	2,395	(1,528)	(862)
Loan servicing revenue, net	2,471	(2,606)	(891)
Other loan fee income	844	695	489
Loan-related fees and servicing revenue, net	$3,315	$(1,911)	$(402)

The change in the valuation allowance that the Company maintains against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Higher market interest rates for residential loans in 2013 resulted in lower future prepayment expectations on the loans underlying the MSRs, which resulted in a decrease in the valuation allowance during the year. Higher rates in this period also resulted in lower MSR amortization in 2013 compared to 2012 due to a lower level of actual loan prepayments. In contrast, lower market interest rates in 2012 and 2011 resulted in higher future prepayment expectations and an increase in the valuation allowance during those years. In addition, lower market rates also resulted in higher MSR amortization in 2012 because of an increased level of actual loan prepayments in that year. As of December 31, 2013, the Company had a remaining valuation allowance of only $1,400 against MSRs with a book value of $8.7 million. As of the same date the Company serviced $1.1 billion in loans for third-party investors compared to similar amount at the end of 2012.

The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. If market interest rates for one- to four-family loans increase and/or actual or expected loan prepayment expectations decrease in future periods, the Company could recover all or a portion of previously established allowance on MSRs, if any, as well as record reduced levels of MSR amortization expense. Alternatively, if interest rates decrease and/or prepayment expectations increase, the Company could record additional charges to earnings related to increases in the valuation allowance on MSRs. In addition, amortization expense could increase due to likely increases in loan prepayment activity. Lower interest rates also typically cause an increase in actual mortgage loan prepayment activity, which generally results in an increase in the amortization of MSRs.

Net gains on loan sales activities were $4.4 million, $13.2 million, and $6.0 million during the years ended December 31, 2013, 2012, and 2011, respectively. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. During 2013, 2012, and 2011 sales of one- to four-family mortgage loans were $252.3 million, $454.6 million, and $292.7 million, respectively. Loan sales were lower in 2013 due to a generally higher level of market interest rates for one- to four-family mortgage loans during the year, which reduced the incentive for borrowers to refinance higher-rate loans into lower-rate loans during the period. Also contributing to the decrease in gains on sales of loans in 2013 was a decrease in the Company’s average gross profit margin on the sales of loans. In 2013 the average gross profit margin was 1.75% compared to 2.91% and 2.04% in 2012 and 2011, respectively. Management attributes this decline to the reduced burden that consumer demand placed on the loan production capacity of the mortgage banking industry as a whole, due to the increase in market interest rates in 2013, which caused gross profit margins to decrease. If market interest rates remain at their current level or trend higher, management anticipates that the Company’s gains on sales of loans will be substantially lower in 2014 than they were in the past three years.

Net gain on sales of investments in 2012 and 2011 was $543,000 and $1.1 million, respectively. The Company did not sell any securities in 2013. In 2012 the Company sold $20.4 million in mortgage-related securities to provide additional liquidity to fund the repayment of $100.0 million in borrowings from the FHLB of Chicago that matured in third quarter of that year. In 2011 the Company sold its remaining investment in a mutual fund that management did not expect would perform well in future periods.

The Company’s operating results in 2012 and 2011 included $400,000 and $389,000 in net OTTI charges, respectively. These losses consisted of the credit portion of the total OTTI loss related to the Company’s investment in certain private-label CMOs rated less than investment grade. Management attributes the net OTTI losses in these periods to low real estate values for residential properties on a nationwide basis. The Company did not record any OTTI losses in 2013 and none of its private-label CMOs were deemed to be other-than-temporarily impaired as of December 31, 2013. However, the collection of the amounts due on private-label CMOs is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in additional losses being recorded through earnings in future periods. As of December 31, 2013, the Company’s total investment in private-label CMOs was $38.7 million, of which $28.8 million was rated less than investment grade. Refer to “Financial Condition—Available-for-Sale Securities,” below, for additional discussion.

Income from bank-owned life insurance (“BOLI”) was $2.4 million, $2.1 million, and $2.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Fluctuations in this revenue item in recent years have been primarily caused by the timing of excess death benefits that are received under the terms of the insurance contracts.

Other non-interest income was $6.1 million, $5.8 million, and $5.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. Contributing to the increase in 2013 was an increase in fees generated from a debit card cash rewards program that the Company introduced to checking account customers during the year. Also contributing to the increase in both 2013 and 2012 were increases in the fair value of assets held in trust for certain non-qualifying employee benefit plans, due to the effects of changes in interest rates and equity markets.

Non-Interest Expense Total non-interest expense for the years ended December 31, 2013, 2012, and 2011 was $71.5 million, $76.1 million, and $124.9 million, respectively. Results in 2011 included a $52.6 million non-cash goodwill impairment recorded by the Company in the second quarter of that year. This impairment had no effect on the liquidity, operations, tangible capital, or regulatory capital of the Company or the Bank (for additional discussion refer to “Note 1. Basis of Presentation” of the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” below). Excluding the goodwill impairment, total non-interest expense in 2013, 2012, and 2011 was $71.5 million, $76.1 million and $72.3 million, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2012 to 2013, as well as 2011 to 2012.

Compensation and related expenses were $43.9 million, $42.3 million, and $38.8 million during the years ended December 31, 2013, 2012, and 2011, respectively. The increase in 2013 compared to 2012 was due primarily to annual merit increases, as well as increases in certain payroll taxes and pension-related costs. These developments were partially offset by a decline in commissions due to lower originations of single-family loans (as previously described), as well as a modest decline in employee healthcare costs due to a renegotiation of such costs with the insurance provider.

The increase in compensation and related expenses in 2012 compared to 2011 was due primarily to the Company’s hiring of certain senior management personnel, commercial relationship managers, and other key administrative personnel as a result of the Company’s efforts to enhance its commercial banking line of business. Also contributing was an increase due to annual merit increases and certain incentive and bonus payments, including stock based compensation. Finally, the increase in compensation-related expense in 2012 was also caused by an increase in costs related to the Company’s defined benefit pension plan, due to a decline in the discount rate used to determine the present value of the pension obligation.

Effective January 1, 2013, the Company’s board of directors closed the qualified defined benefit pension plan to employees not eligible to participate in the plan as of that date, as well as any employees hired after that date. In addition, effective for service performed after March 1, 2013, the Company’s board of directors reduced certain future benefits formerly provided under the plan, but did not reduce all future benefits at that time. However, effective January 1, 2014, the Company’s board of directors froze the benefits of participants in the qualified defined benefit pension plan who had less than 20 years of service. This change also resulted in the future benefits under the Company’s supplemental defined benefit pension plan being effectively frozen. The employees impacted by these changes will be eligible for enhanced employer contributions in the Company’s defined contribution savings plan in 2014 and future years. Although there can be no assurances, management estimates that these developments could result in a net cost savings of $1.4 million to $2.2 million in 2014 depending on the level of discretionary contributions, if any, the Company could make to the defined contribution savings plan. For additional discussion relating to the Company’s pension plans, refer to “Note 10. Employee Benefit Plans” of the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” below. Finally, during 2013 the Company also implemented certain changes in the way in which employees earn vacation and other paid time off benefits after December 31, 2013. This change is expected to reduce the Company’s expense for compensated absences by approximately $1.3 million in 2014 compared to 2013.

As of December 31, 2013, the Company had 637 full-time associates and 85 part-time associates. This compared to 639 full-time and 81 part-time employees at December 31, 2012, and 648 full-time and 71 part-time associates at December 31, 2011.

Occupancy and equipment expense during the years ended December 31, 2013, 2012, and 2011 was $11.9 million, $11.4 million, and $11.5 million, respectively. The increase in 2013 was principally caused by increases in data processing costs, certain repairs and maintenance on the Company’s facilities, and snow removal costs earlier in 2013. The decrease in 2012 was principally caused by lower utility and snow removal costs due to a milder winter at the beginning of the year, reduced expenditures for maintenance and repair, and lower rental expense due to the closure of three leased banking offices. The impact of these developments was partially offset by an increase in data processing costs due to certain product and system enhancements implemented in 2012.

Federal insurance premiums were $1.9 million, $3.3 million, and $3.2 million during 2013, 2012, and 2011, respectively. The decrease in the 2013 was caused by improvements during the year in the Company’s financial condition and operating results. Under the FDIC’s risk-based premium assessment system, these improvements resulted in lower deposit insurance costs for the Company in 2013 compared to prior years (for additional information, refer to “Regulation and Supervision of the Bank—Deposit Insurance” in Item 1. Business—Regulation and Supervision,” above).

Advertising and marketing expenses were $1.8 million, $2.1 million, and $2.0 million in 2013, 2012, and 2011, respectively. The Company reduced its advertising and marketing expenses in 2013 in an effort to control the growth in its overall expenses. Management expects that advertising and marketing expenditures will continue to be managed in a manner consistent with recent periods. However, such expenditures depend on future management decisions and there can be no assurances that such expenditures will remain at the current level in the future.

Net losses and expenses on foreclosed properties were $2.3 million, $6.7 million, and $7.1 million during 2013, 2012, and 2011, respectively. The Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to lower levels of foreclosed properties. Management expects this trend to continue in the near term, although there can be no assurances.

Other non-interest expense was $9.8 million, $10.2 million, and $9.7 million during the years ended December 31, 2013, 2012, and 2011, respectively. The decrease in 2013 was primarily caused by lower professional fees, due principally to reduced expenditures for loan workouts, as well as lower regulatory assessments related to the Company’s improved financial condition. The increase in 2012 was primarily caused by higher professional fees related to loan workouts.

Income Tax Expense Income tax expense was $5.7 million, $3.3 million, and $1.8 million in 2013, 2012, and 2011, respectively. Excluding the impact of the goodwill impairment in 2011 (which was not deductible for income tax purposes), the Company’s effective tax rate (“ETR”) in 2013, 2012, and 2011 was 34.7%, 33.2%, and 26.1%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue, such as tax-exempt interest income and earnings from BOLI. The ETR will generally be lower in periods in which non-taxable revenue comprises a larger portion of pre-tax income or loss, such as in 2011. For additional information related to the resolution of a matter related to the Company's income taxes in Wisconsin, refer to “Note 12. Income Taxes” of the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” below.

Financial Condition

Overview The Company’s total assets decreased by $70.9 million or 2.9% during the twelve months ended December 31, 2013. During the period the Company’s mortgage-related securities available-for-sale declined by $103.6 million and its cash and cash equivalents declined by $44.6 million. Cash flow from these sources, as well as a $34.1 million increase in borrowings, funded a $106.8 million increase in the Company’s loan portfolio and a $105.2 million decrease in deposit liabilities during the year. The Company’s total shareholders’ equity increased from $271.9 million at December 31, 2012, to $281.0 million at December 31, 2013. Non-performing assets decreased from $39.8 million or 1.64% of total assets at December 31, 2012, to $19.7 million or 0.84% at December 31, 2013. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the twelve months ended December 31, 2013.

Cash and Cash Equivalents Cash and cash equivalents decreased from $87.1 million at December 31, 2012, to $42.5 million at December 31, 2013. This decrease was due to the funding of increases in the Company’s loan portfolio, as well as decreases in its deposit liabilities, as previously described.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale decreased by $103.6 million or 18.8% during the year ended December 31, 2013. This decrease was principally caused by periodic repayments that exceeded the Company’s purchase of new securities during the year.

The following table presents the carrying value of the Company’s mortgage-related securities available-for-sale at the dates indicated (carrying value is equal to fair value for all securities and for all periods presented):

	December 31
	2013	2012	2011
	(Dollars in thousands)
Freddie Mac	$228,873	$343,682	$548,944
Fannie Mae	179,021	155,895	170,020
Ginnie Mae	33	42	778
Private-label CMOs	38,669	50,566	62,028
Total	$446,596	$550,185	$781,770

The following table presents the activity in the Company’s portfolio of mortgage-related securities available-for-sale for the periods indicated:

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Carrying value at beginning of period	$550,185	$781,770	$435,234
Purchases	88,094	51,374	507,052
Sales	–	(20,395)	–
Principal repayments	(186,674)	(260,953)	(167,587)
Premium amortization, net	(1,460)	(4,152)	(3,922)
Other-than-temporary impairment	–	(400)	(389)
Increase (decrease) in net unrealized gain or loss	(3,549)	2,941	11,383
Net increase (decrease)	(103,589)	(231,585)	346,536
Carrying value at end of period	$446,596	$550,185	$781,770

The table below presents information regarding the carrying values, weighted-average yields, and contractual maturities of the Company’s mortgage-related securities available-for-sale at December 31, 2013:

			More Than One Year		More Than Five
	One Year or Less		to Five Years		Years to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Securities by issuer and type:
Freddie Mac, Fannie Mae, and Ginnie Mae MBSs	$166	7.01%	$232	6.84%	$102,472	2.15%	$34	6.70%	$102,904	2.17%
Freddie Mac and Fannie Mae CMOs	–	–	3,997	1.49	46,827	2.54	254,201	2.39	305,025	2.40
Private-label CMOs	–	–	1,540	5.23	11,117	5.08	26,010	2.81	38,667	3.53
Total	$166	7.01%	$5,769	2.70%	$160,416	2.47%	$280,245	2.43%	$446,596	2.45%
Securities by coupon:
Adjustable-rate coupon	–	–	–	–	$457	2.04%	$45,102	1.79%	$45,559	1.79%
Fixed-rate coupon	$166	7.01%	$5,769	2.70%	159,959	2.48	235,143	2.56	401,037	2.53
Total	$166	7.01%	$5,769	2.70%	$160,416	2.47%	$280,245	2.43%	$446,596	2.45%

Changes in the fair value of mortgage-related securities available-for-sale are recorded through accumulated other comprehensive income (loss), net of related income tax effect, which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $7.1 million at December 31, 2013, compared to a net unrealized gain of $10.7 million at December 31, 2012. This decrease was primarily caused by higher market interest rates at December 31, 2013, compared to December 31, 2012. Higher market interest rates typically result in lower fair values for the types of securities owned by the Company.

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

The following table presents the credit ratings, carrying values, and unrealized losses of the Company’s private-label CMO portfolio as of the dates indicated (in instances of split ratings, each security has been classified according to its lowest rating):

	December 31, 2013		December 31, 2012
		Net		Net
	Carrying	Unrealized	Carrying	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(Dollars in thousands)
Credit rating:
A	$1,248	$50	$7,400	$228
BBB/Baa	8,576	28	7,248	175
Less than investment grade	28,844	502	35,918	(33)
Total private-label CMOs	$38,668	$580	$50,566	$370

During 2012 and 2011 management determined that it was unlikely the Company would collect all amounts due according to the contractual terms on certain of its securities rated less than investment grade. Accordingly, the Company recorded $400,000 and $389,000 in net OTTI loss on such securities in those periods, respectively (for additional discussion refer to “Results of Operations—Non-Interest Income,” above). As of December 31, 2013, management determined that none of the Company’s private-label CMOs had incurred additional OTTI as of that date. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion refer to “Critical Accounting Policies—Other-Than-Temporary Impairment,” below, and “Item 1. Business—Investment Activities” and “Item 1A. Risk Factors,” above.

Mortgage-Related Securities Held-to-Maturity The Company’s mortgage-related securities held-to-maturity consist of fixed-rate mortgage-backed securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company has classified these securities as held-to-maturity because it has the ability and intent to hold them until they mature. The following table presents the activity in the Company’s portfolio of mortgage-related securities held-to-maturity for the periods indicated:

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Carrying value at beginning of period	$157,558	–	–
Purchases	–	$158,915	–
Principal repayments	(1,354)	(902)	–
Premium amortization	(699)	(455)	–
Net increase (decrease)	(2,053)	157,558	–
Carrying value at end of period	$155,505	$157,558	–

All of the Company’s mortgage-related securities held-to-maturity as of December 31, 2013, had final maturities of five to ten years. The weighted-average yield on these securities was 2.22% as of that date.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. The following table presents a summary of the activity in the Company’s loans held-for-sale for the periods indicated:

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Balance outstanding at beginning of period	$10,739	$19,192	$37,819
Origination of loans intended for sale (1)	243,669	446,358	272,785
Principal balance of loans sold	(252,348)	(454,584)	(292,720)
Change in net unrealized gains or losses (2)	(262)	(227)	1,308
Total loans held-for-sale	$1,798	$10,739	$19,192

(1)	Does not include one- to four-family loans originated for the Company’s loan portfolio.
(2)	Refer to “Note 1. Basis of Presentation” in the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The origination of one- to four-family mortgage loans intended for sale and the corresponding sales of such loans were elevated in 2012 as a result of generally lower market interest rates in that year, which encouraged a larger number of borrowers to refinance higher-rate loans into lower rate loans in 2012. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above.

Loans Receivable Loans receivable increased by $106.8 million or 7.6% as of December 31, 2013, compared to December 31, 2012. Total loans originated for portfolio were $488.6 million in 2013 compared to $523.6 million in 2012. Loans receivable increased in 2013 despite the overall decline in originations due primarily to disbursements in 2013 on construction loans that were actually originated prior to 2013. Also contributing was reduced loan prepayment activity in 2013 due to an increase in market interest rates during the year.

Originations of new construction and development loans, which consisted primarily of multi-family projects, were substantially higher in 2013 than they were in 2012. This increase was attributable to elevated demand for multi-family properties caused by a general decline in the level of home ownership in recent years. The increase in the origination of these types of loans was more than offset by declines in originations of commercial and industrial loans and home equity loans in 2013 compared to the prior year. Management attributes these declines to higher interest rates, slower economic growth and related uncertainties, and increased competition for these types of loans in its local markets. The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	December 31
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$166,788	10.10%	$132,436	8.82%	$87,715	6.31%	$50,123	3.56%	$47,708	3.07%
Commercial real estate	276,547	16.75	263,775	17.57	226,195	16.27	248,253	17.68	262,855	16.90
Multi-family	265,841	16.10	264,013	17.58	247,040	17.77	247,210	17.60	200,222	12.86
Construction and development:
Commercial real estate	27,815	1.68	11,116	0.74	19,907	1.43	24,939	1.78	27,040	1.74
Multi-family	164,685	9.97	86,904	5.79	29,409	2.12	19,308	1.37	52,323	3.36
Land and land development	6,962	0.42	6,445	0.43	8,078	0.60	15,808	1.13	22,592	1.45
Total construction and development loans	199,462	12.08	104,465	6.96	57,394	4.15	60,055	4.28	101,955	6.55
Total commercial loans	908,638	55.03	764,689	50.93	618,344	44.50	605,641	43.12	612,740	39.38
Retail loans:
One- to four-family first mortgages:
Permanent	449,230	27.21	471,551	31.40	516,854	37.17	541,830	35.58	656,018	42.17
Construction	40,968	2.48	18,502	1.23	16,263	1.17	13,479	0.96	11,441	0.74
Total first mortgages	490,198	29.69	490,053	32.63	533,117	38.34	555,309	39.54	667,459	42.91
Home equity loans:
Fixed term home equity	148,688	9.01	141,898	9.45	126,798	9.12	128,170	9.13	152,960	9.83
Home equity lines of credit	79,470	4.81	81,898	5.45	86,540	6.23	87,383	6.22	88,796	5.71
Total home equity	228,158	13.82	223,796	14.90	213,338	15.35	215,553	15.35	241,756	15.54
Other consumer loans:
Student	11,177	0.68	12,915	0.86	15,711	1.13	17,695	1.26	19,793	1.27
Other	12,942	0.78	10,202	0.68	9,405	0.68	10,250	0.73	13,948	0.90
Total other consumer	24,119	1.46	23,117	1.54	25,116	1.81	27,945	1.99	33,741	2.17
Total retail loans	742,475	44.97	736,966	49.07	771,571	55.50	798,807	56.88	942,956	60.62
Gross loans receivable	1,651,113	100.00%	1,501,655	100.00%	1,389,915	100.00%	1,404,448	100.00%	1,555,696	100.00%
Undisbursed loan proceeds	(117,439)		(76,703)		(41,859)		(32,345)		(32,690)
Allowance for loan losses	(23,565)		(21,577)		(27,928)		(47,985)		(17,028)
Deferred fees and costs, net	(1,113)		(1,129)		(492)		(549)		78
Total loans receivable, net	$1,508,996		$1,402,246		$1,319,636		$1,323,569		$1,506,056

The following table presents a summary of the Company’s activity in loans receivable for the periods indicated.

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Balance outstanding at beginning of period	$1,402,246	$1,319,636	$1,323,569
Loan originations:
Commercial loans:
Commercial and industrial	$52,701	110,941	70,404
Commercial real estate	80,157	70,200	63,376
Multi-family	50,323	66,724	55,859
Construction and development	164,028	88,389	50
Total commercial loans	347,209	336,254	189,689
Retail loans:
One- to four-family first mortgages (1)	84,822	110,512	115,913
Home equity	52,827	71,832	53,477
Other consumer	3,775	4,984	5,140
Total retail loans	141,424	187,328	174,530
Total loan originations	488,633	523,582	364,219
Principal payments and repayments:
Commercial loans	(199,507)	(183,540)	(138,562)
Retail loans	(134,225)	(215,248)	(190,725)
Total principal payments and repayments	(333,732)	(398,788)	(329,287)
Transfers to foreclosed properties, real estate owned, and repossessed assets	(5,443)	(13,054)	(49,465)
Net change in undisbursed loan proceeds, allowance for loan losses, and deferred fees and costs	(42,708)	(29,130)	10,600
Total loans receivable, net	$1,508,996	$1,402,246	$1,319,636

(1)	Does not include one- to four-family loans originated for sale.

The following table presents the contractual maturity of the Company’s commercial and industrial loans and construction and development loans at December 31, 2013. The table does not include the effect of prepayments or scheduled principal amortization.

	December 31, 2013
	Commercial	Construction and
	and Industrial	Development	Total
	(Dollars in thousands)
Amounts due:
Within one year or less	$65,357	$46,253	$111,610
After one year through five years	99,056	135,580	234,636
After five years	2,375	58,597	60,972
Total due after one year	101,431	194,177	295,608
Total commercial and construction loans	$166,788	$240,430	$407,218

The following table presents, as of December 31, 2013, the dollar amount of the Company’s commercial and industrial loans and construction and development loans due after one year and whether these loans have fixed interest rates or adjustable interest rates.

	Due After One Year
		Adjustable
	Fixed Rate	Rate	Total
	(Dollars in thousands)
Commercial and industrial	$65,839	$35,592	$101,431
Construction and development	39,772	154,405	194,177
Total loans due after one year	$105,611	$189,997	$295,608

Foreclosed Properties and Repossessed Assets The following table summarizes the Company’s foreclosed properties and repossessed assets as of the dates indicated:

	December 31
	2013	2012	2011
	(Dollars in thousands)
Commercial real estate	$4,236	$8,698	$13,115
Land and land development	2,171	3,407	1,162
One- to four-family first mortgages	329	1,710	6,557
Multi-family	–	146	3,890
Total	$6,736	$13,961	$24,724

The decrease in the Company’s foreclosed properties and repossessed assets in 2013 and 2012 was caused by increased sales of foreclosed real estate, as well as continued charge-offs of foreclosed properties as management worked to aggressively reduce the Company’s level of non-performing assets. These developments were partially offset by foreclosures related to a number of smaller commercial real estate mortgage loans and, to a lesser extent, one- to four-family mortgage loans. For additional discussion refer to “Financial Condition—Asset Quality,” below.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $8.7 million at December 31, 2013, compared to $6.8 million at December 31, 2012, net of valuation allowances of $1,400 and $2.4 million, respectively. As of both December 31, 2013 and 2012, the Company serviced $1.1 billion in loans for third-party investors. For additional information refer to “Results of Operations—Non-Interest Income” and “Item 1. Business—Lending Activities,” above.

Other Assets Other assets consist of the following items on the dates indicated:

	December 31
	2013	2012
	(Dollars in thousands)
Accrued interest receivable:
Loans receivable	$4,582	$4,636
Mortgage-related securities	1,328	1,610
Other	–	11
Total accrued interest receivable	5,910	6,257
Bank-owned life insurance	59,451	58,609
Premises and equipment	51,565	50,536
Deferred tax asset, net	27,387	34,211
Federal Home Loan Bank stock, at cost	12,245	15,841
Other assets	19,967	24,241
Total other assets	$176,525	$189,695

BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met. The increase in BOLI in 2013 was a result of the increase in the accumulated cash value of the insurance policies during the period.

The Company and its subsidiaries conduct their business through an executive office and 76 banking offices, which had an aggregate net book value of $48.1 million as of December 31, 2013, excluding furniture, fixtures, and equipment. As of December 31, 2013, the Company owned the building and land for 69 of its office locations and leased the space for eight.

The Company’s net deferred tax asset decreased by $6.8 million or 19.9% during the year ended December 31, 2013. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of December 31, 2013. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial condition, results of operations, and capital of the Company.

The FHLB of Chicago requires its members to own its common stock as a condition of membership, which is redeemable at par (for additional information refer to “Regulation and Supervision of the Bank—Federal Home Loan Bank System” in “Item 1. Business—Regulation and Supervision”). As of December 31, 2013, the Company’s ownership of FHLB of Chicago common stock exceeded the amount required under the FHLB of Chicago’s minimum guidelines. For additional discussion refer to the section entitled “Federal Home Loan Bank System” in “Item 1. Business—Regulation and Supervision.”

Deposit Liabilities Deposit liabilities decreased by $105.2 million or 5.6% during the twelve months ended December 31, 2013, to $1.8 billion compared to $1.9 billion at December 31, 2012. Core deposits, consisting of checking, savings and money market accounts, increased by $72.8 million or 6.9% during the period while certificates of deposits declined by $178.0 million or 21.9%. The Company continues to closely manage the rates it offers on certificates of deposit to control its overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods. Core deposits have increased in recent periods in response to management’s efforts to increase sales of such products and related services to commercial businesses, as well as efforts to focus its retail sales efforts on such products and related services. Also contributing to the increase in core deposits in recent periods, however, is customer reaction to the low interest rate environment. Management believes that this environment has encouraged some customers to switch to core deposits in an effort to retain flexibility in the event interest rates rise in the future. If interest rates increase in the future, customer preference may shift from core deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which could have an adverse impact on its net interest margin.

The following table presents the distribution of the Company’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted-average rate.

	December 31
	2013			2012			2011
		Percent	Weighted-		Percent	Weighted-		Percent	Weighted-
		of Total	Average		of Total	Average		of Total	Average
		Deposit	Nominal		Deposit	Nominal		Deposit	Nominal
	Amount	Liabilities	Rate	Amount	Liabilities	Rate	Amount	Liabilities	Rate
	(Dollars in thousands)
Non-interest-bearing demand	$161,639	9.20%	0.00%	$143,684	7.69%	0.00%	$112,211	5.55%	0.00%
Interest-bearing demand	245,923	13.95	0.01	236,380	12.65	0.01	229,990	11.38	0.01
Money market savings	501,020	28.40	0.14	458,762	24.56	0.19	432,248	21.38	0.19
Savings accounts	220,236	12.50	0.03	217,170	11.63	0.03	204,263	10.10	0.03
Total demand accounts	1,128,818	64.05	0.07	1,055,996	56.53	0.09	978,712	48.41	0.09
Certificates of deposit:
With original maturities of:
Three months or less	20,665	1.17	1.44	9,259	0.50	0.07	9,988	0.49	0.11
Over three to 12 months	121,350	6.88	0.17	184,194	9.86	0.20	162,949	8.06	0.50
Over 12 to 24 months	346,565	19.66	0.51	315,189	16.87	0.77	569,485	28.17	1.10
Over 24 to 36 months	80,370	4.56	1.88	148,503	7.95	1.94	138,677	6.86	1.98
Over 36 to 48 months	–	–	–	–	–	–	1,282	0.06	4.31
Over 48 to 60 months	64,914	3.68	2.08	154,758	8.29	3.48	160,570	7.95	3.68
Total certificates of deposit	633,864	35.95	0.81	811,903	43.47	1.36	1,042,951	51.59	1.51
Total deposit liabilities	$1,762,682	100.00%	0.34%	$1,867,899	100.00%	0.64%	$2,021,663	100.00%	0.82%

At December 31, 2013, the Company had certificates of deposit with balances of $100,000 and over maturing as follows:

Amount
Maturing in:	(In thousands)
Three months or less	$47,625
Over three months through six months	38,224
Over six months through 12 months	73,308
Over 12 months through 24 months	20,148
Over 24 months through 36 months	1,216
Over 36 months	3,600
Total certificates of deposits greater than $100,000	$184,121

The following table presents the Company’s activity in its deposit liabilities for the periods indicated:

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Total deposit liabilities at beginning of period	$1,867,899	$2,021,663	$2,078,310
Net withdrawals	(113,058)	(167,096)	(74,632)
Interest credited, net of penalties	7,841	13,332	17,986
Total deposit liabilities at end of period	$1,762,682	$1,867,899	$2,021,663

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $34.1 million or 16.2% during the twelve months ended December 31, 2013. This increase, which consisted of overnight borrowings from the FHLB of Chicago, was used to fund loan growth and deposit outflows during the year. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund loan originations or security purchases or to fund existing advances as they mature if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings. For additional information refer to “Item 1. Business—Borrowings.”

The following table sets forth certain information regarding the Company’s borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance outstanding at end of year:
FHLB term advances	$204,900	$210,786	$153,091	$149,934	$906,979
Overnight borrowings from FHLB	40,000	–	–	–	–
Weighted-average interest rate at end of year:
FHLB term advances	2.26%	2.34%	4.69%	4.79%	4.26%
Overnight borrowings from FHLB	0.13%	–	–	–	–
Maximum amount outstanding during the year:
FHLB term advances	$210,786	$311,419	$199,493	$906,979	$907,971
Overnight borrowings from FHLB	40,000	5,000	–	–	–
Average amount outstanding during the year:
FHLB term advances	$206,828	$227,573	$156,521	$871,212	$907,443
Overnight borrowings from FHLB	207	14	–	–	–
Weighted-average interest rate during the year:
FHLB term advances	2.31%	3.07%	4.59%	4.32%	4.32%
Overnight borrowings from FHLB	0.13%	0.30%	–	–	–

Shareholders’ Equity The Company’s shareholders’ equity increased from $271.9 million at December 31, 2012, to $281.0 million at December 31, 2013. This increase was caused in part by net income during the period, partially offset by the payment of cash dividends of $0.10 per share to shareholders during the twelve months ended December 31, 2013. Also contributing to the increase in shareholders’ equity during the period was an $2.4 million decrease in accumulated other comprehensive income (loss) due primarily to the impact of the changes the Company made to its defined benefit pension plan, as previously described. The impact of this development on accumulated other comprehensive income (loss) was partially offset by a decline in the fair value of the Company’s available-for-sale securities. This development was caused by an increase in market interest rates during the year which had an adverse impact on the fair value of the Company’s available-for-sale securities. The book value of the Company’s common stock was $6.05 per share at December 31, 2013, compared to $5.87 per share at December 31, 2012.

The Company’s ratio of shareholders’ equity to total assets was 11.82% at December 31, 2013, compared to 11.24% at December 31, 2012. The increase in this ratio was due primarily to a decrease in the Company’s total assets, as well as an increase in shareholders’ equity, as described in the previous paragraph. The Company is not currently required to maintain minimum capital for regulatory purposes. However, the Bank is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the OCC and the FDIC. The Bank is “well capitalized” for regulatory capital purposes. As of December 31, 2013, the Bank had a total risk-based capital ratio of 17.82% and a Tier 1 capital ratio of 10.89%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 6% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 1. Business—Regulation and Supervision.”

On February 3, 2014, the Company’s board of directors declared a $0.03 per share dividend payable on February 28, 2014, to shareholders of record on February 14, 2014. In 2013 the Company did not repurchase any shares of its common stock and the Company does not currently have a program authorizing the purchase of shares.

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

Asset Quality The following table presents information regarding non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed properties and repossessed assets as of the dates indicated.

	December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$284	$693	$1,642	$2,779	$923
Commercial real estate	4,401	6,994	23,997	41,244	18,840
Multi-family	1,783	6,824	22,905	31,660	3,357
Construction and development	728	865	9,108	26,559	4,859
Total commercial loans	7,196	15,376	57,652	102,242	27,979
Non-accrual retail loans:
One- to four-family first mortgages	4,556	8,264	15,128	18,888	12,126
Home equity	676	1,514	1,457	1,369	1,433
Other consumer	104	59	207	275	212
Total non-accrual retail loans	5,336	9,837	16,792	20,532	13,771
Total non-accrual loans	12,532	25,213	74,444	122,574	41,750
Accruing loans delinquent 90 days or more (1)	443	584	696	373	834
Total non-performing loans	12,975	25,797	75,140	122,947	42,584
Foreclosed real estate and repossessed assets	6,736	13,961	24,724	19,293	17,689
Total non-performing assets	$19,711	$39,758	$99,864	$142,240	$60,273

Non-performing loans to total loans	0.86%	1.84%	5.69%	9.29%	2.83%
Non-performing assets to total assets	0.84%	1.64%	4.00%	5.49%	1.72%
Interest income that would have been recognized if non-accrual loans had been current	$1,265	$1,998	$4,535	$4,734	$2,671

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.

The Company’s non-performing loans were $13.0 million or 0.86% of loans receivable as of December 31, 2013, compared to $25.8 million or 1.84% of loans receivable as of December 31, 2012. Non-performing assets, which includes non-performing loans, were $19.7 million or 0.84% of total assets and $39.8 million or 1.64% of total assets as of these same dates, respectively. The decline in non-performing loans in 2013 was due to an $8.2 million or 53.2% decrease in non-performing commercial loans and a $4.5 million or 45.8% decrease in non-performing retail loans. Finally, foreclosed properties and repossessed assets, which is a component of non-performing assets, declined by $7.2 million or 51.8% during the twelve months ended December 31, 2013. Most of the declines in non-performing loans and non-performing assets in 2013 were due to repayments of the related loans or disposition of the foreclosed properties. Contributing to a lesser degree were upgrades of loans to performing status due to improvements in the financial condition or performance of the borrowers and/or the underlying collateral, as permitted by the Company’s credit policies.

The decline in non-performing loans in 2012 was due principally to a $42.3 million or 73.3% decrease in non-performing commercial loans. This decrease was primarily attributable to eight larger loans that aggregated $25.2 million that were paid off, six larger loans that aggregated $6.6 million that were transferred to foreclosed real estate, and one loan for $2.5 million that was returned to performing status due to the improved condition of the borrower. All of these loans were secured by commercial and multi-family real estate. In addition, non-performing one- to four-family loans declined by $6.9 million or 45.4%. Finally, foreclosed properties and repossessed assets, which is a component of non-performing assets, declined by $10.8 million or 43.5% during the twelve months ended December 31, 2012.

In 2011 the Company’s non-performing loans declined by $47.8 million or 38.9%. Most of this decline was attributable to a $44.6 million or 43.6% decrease in non-performing commercial loans. In 2011 six larger loan relationships that aggregated $14.5 million were paid off, six larger loan relationships that aggregated $17.8 million were foreclosed, and the Company recorded $8.9 million in charge-offs related to seven larger loan relationships that that continued to be classified as non-performing as of the end of that year. The aggregate balance for these latter loans was $19.4 million (prior to the charge-offs). Finally, non-performing one- to four-family loans declined by $3.8 million or 19.9% during the twelve months ended December 31, 2011. Also in 2011, the Company’s foreclosed properties and repossessed assets, which is a component of non-performing assets, increased by $5.4 million or 28.2%, due principally to the aforementioned foreclosures during the year. This development was partially offset by sales of foreclosed real estate, as well as continued charge-offs of foreclosed properties.

In 2010 the Company’s non-performing assets increased by $82.0 million or 136%. This increase was due in part to 15 unrelated loan relationships that aggregated $38.1 million that were current with respect to principal and interest payments. Management determined that these loans should be classified as non-performing as of December 31, 2010, in light of underlying difficulties with the properties that secure the loans, as well as an increasingly strict regulatory environment. These loans were secured by commercial real estate, multi-family real estate, undeveloped land, and commercial business assets. Also contributing to the increase in non-performing assets in 2010 were 16 larger loan relationships that aggregated $49.2 million that defaulted during the year. These loans were also secured by commercial real estate, multi-family real estate, single-family real estate, undeveloped land, and commercial business assets. Also in 2010, non-performing one- to four-family loans increased by $6.8 million.

Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at December 31, 2013, management was closely monitoring $36.1 million in additional loans that were adversely classified as “substandard” and $52.7 million in additional loans that were classified as “special mention” in accordance with the Company’s internal risk rating policy. These amounts compared to $31.8 million and $37.7 million, respectively, as of December 31, 2012. As of December 31, 2013, most of the additional loans classified as “substandard” or “special mention” were secured by commercial real estate, multi-family real estate, land, and/or certain commercial business assets. The increase in classified loans in 2013 was caused by a limited number of commercial borrowers that have experienced deteriorations in financial condition and/or operating results in recent periods. In a number of these instances, as well as certain others, borrowers’ situations are showing signs of improvement. However, management believes such improvements were not sufficient to upgrade the internal risk rating on the loans as of December 31, 2013. If these trends continue, management believes that a number of its classified loans could be upgraded in near term in accordance with the Company’s risk rating policy, although there can be no assurances. Management does not believe any of the loans are impaired as of December 31, 2013. However, further deterioration in these borrowers or the related collateral could result in these additional loans becoming non-performing assets and could result in losses in future periods.

Although the Company’s non-performing assets have declined in recent periods, its classified loans have increased, as noted in the previous paragraph. Trends in the credit quality of the Company’s loan portfolio are subject to many factors that are outside of the Company’s control, such as economic and market conditions. As such, there can be no assurances that there will not be significant fluctuations in the Company’s non-performing assets and/or classified loans in future periods or that there will not be significant variability in the Company’s provision for loan losses from period to period.

Loans considered to be impaired by the Company at December 31, 2013, totaled $13.0 million compared to $25.8 million at December 31, 2012, $75.1 million at December 31, 2011, $131.4 million at December 31, 2010, and $42.6 million at December 31, 2009. The average annual balance of loans impaired as of December 31, 2013, was $19.2 million and the interest received and recognized on these loans while they were impaired was $658,000.

The following table presents the activity in the Company’s allowance for loan losses at or for the periods indicated.

	At or For the Year Ended December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$21,577	$27,928	$47,985	$17,028	$12,208
Provision for loan losses	4,506	4,545	6,710	49,619	12,413
Charge-offs:
Commercial and industrial	(199)	(136)	(551)	(2,140)	(210)
Commercial real estate	(514)	(4,894)	(15,286)	(11,621)	(1,989)
Multi-family	(536)	(857)	(5,035)	(140)	(4,523)
Construction and development	(148)	(2,693)	(2,737)	(3,515)	–
One- to four-family first mortgages	(1,205)	(3,182)	(3,047)	(528)	(397)
Home equity	(1,000)	(327)	(524)	(211)	(19)
Other consumer	(389)	(485)	(512)	(565)	(508)
Total charge-offs	(3,991)	(12,574)	(27,692)	(18,720)	(7,646)
Recoveries:
Commercial and industrial	5	26	18	–	–
Commercial real estate	666	956	40	1	19
Multi-family	102	568	248	–	–
Construction and development	109	1	550	–	–
One- to four-family first mortgages	492	86	49	20	1
Home equity	68	1	–	–	–
Other consumer	31	40	20	37	33
Total recoveries	1,473	1,678	925	58	53
Net charge-offs	(2,518)	(10,896)	(26,768)	(18,662)	(7,593)
Balance at end of period	$23,565	$21,577	$27,928	$47,985	$17,028

Net charge-offs to average loans	0.18%	0.78%	1.96%	1.26%	0.45%
Allowance for loan losses to total loans	1.56%	1.54%	2.12%	3.63%	1.13%
Allowance for loan losses to non-performing loans	181.62%	83.64%	37.17%	39.03%	39.99%

The changes in the Company’s allowance for loan losses in recent years has been consistent with overall changes in the Company’s level of non-performing loans, changes in loan charge-off activity, and industry trends. The changes are also consistent with changes in management’s assessment of overall economic conditions, unemployment, and real estate values during the periods. The Company’s ratio of allowance for loan losses as a percent of non-performing loans increased from 83.6% at December 31, 2012, to 181.6% at December 31, 2013. This increase was caused by a substantial decline in non-performing loans relative to the allowance for loan losses. This change is to be expected when non-performing loans (which are generally evaluated for impairment on an individual basis) decline in a period and, as a result, a larger portion of the allowance for loan losses relates to loans that are evaluated for impairment on a collective basis (refer to “Note 3. Loans Receivable” in “Item 8. Financial Statements and Supplementary Data”).

Although management believes the Company’s allowance for loan losses at December 31, 2013, was adequate, there can be no assurances that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations. For additional discussion, refer to “Item 1. Business—Asset Quality,” above, and “Critical Accounting Policies—Allowance for Loan Losses,” below.

The following table represents the Company’s allocation of its allowance for loan losses by loan category on the dates indicated:

	December 31
	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Loan category:
Commercial and industrial	$2,603	11.05%	$1,686	7.81%	$2,098	7.51%	$1,541	3.21%	$1,925	11.31%
Commercial real estate	6,377	27.06	7,354	34.08	9,467	33.90	21,885	45.61	5,715	33.56
Multi-family	5,931	25.17	5,195	24.08	7,442	26.65	9,265	19.31	3,167	18.60
Construction and development	4,160	17.65	2,617	12.13	4,506	16.13	10,141	21.13	1,172	6.88
One- to four-family first mortgages	3,220	13.66	3,267	15.14	3,201	11.46	3,726	7.76	2,806	16.47
Home equity and other consumer	1,274	5.41	1,458	6.76	1,214	4.35	1,427	2.97	2,243	13.17
Total allowance for loan losses	$23,565	100.00%	$21,577	100.00%	$27,928	100.00%	$47,985	100.00%	$17,028	100.00%

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

Income Taxes The assessment of the Company’s tax assets and liabilities involves the use of estimates, forecasts, assumptions, interpretations, and judgment concerning the Company’s estimated future results of operations, as well as certain accounting pronouncements and federal and state tax codes. Management evaluates the Company’s net deferred tax asset on an on-going basis to determine if a valuation allowance is required. This evaluation requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s cumulative three-year net loss, the nature of the components of such cumulative loss, recent trends in earnings excluding non-recurring charges (such as the goodwill impairment in 2011), expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions and results of operations.

The Company describes all of its significant accounting policies in “Note 1.  Basis of Presentation” in “Item 8.  Financial Statements and Supplementary Data.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date.  All amounts in the table exclude interest costs to be paid in the periods indicated, if applicable.
	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposit liabilities without a
stated maturity	$1,128,818	–	–	–	$1,128,818
Certificates of deposit	523,690	$91,694	$18,480	–	633,864
Borrowed funds	40,000	46,900	80,265	$77,735	244,900
Operating leases	973	1,611	831	2,565	5,980
Purchase obligations	1,680	3,360	3,360	1,260	9,660
Deferred retirement plans and
deferred compensation plans	1,123	1,711	1,586	6,029	10,449

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

The following table details the amounts and expected maturities of significant off-balance sheet commitments to extend credit as of December 31, 2013.
	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$104,734	–	–	–	$104,734
Commercial loans	1,300	–	$235	–	1,535
Standby letters of credit	2,676	$674	–	–	3,350
Multi-family and commercial real estate	120,259	–	–	–	120,259
Residential real estate	50,503	–	–	–	50,503
Revolving home equity
and credit card lines	168,645	–	–	–	168,645
Net commitments to sell
residential loans	4,085	–	–	–	4,085

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$20,175	$19,560	$19,758	$19,962
Interest expense	3,990	3,371	2,977	2,773
Net interest income	16,185	16,189	16,781	17,189
Provision for loan losses	891	1,730	707	1,178
Total non-interest income	7,432	7,067	6,143	5,475
Total non-interest expense	18,996	17,411	17,825	17,272
Income before taxes	3,730	4,115	4,392	4,214
Income tax expense	1,199	1,478	1,497	1,529
Net loss attributable to non- controlling interest	14	12	13	9
Net income	$2,545	$2,649	$2,908	$2,694

Earnings per share-basic	$0.05	$0.06	$0.06	$0.06
Earnings per share-diluted	0.05	0.06	0.06	0.06
Cash dividend paid per share	0.02	0.02	0.03	0.03

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$20,777	$21,079	$20,697	$20,467
Interest expense	5,879	6,226	5,098	4,437
Net interest income	14,898	14,853	15,599	16,030
Provision for loan losses	51	1,730	657	2,107
Total non-interest income	7,271	6,934	6,845	8,209
Total non-interest expense	20,517	18,140	18,790	18,608
Income before taxes	1,601	1,917	2,997	3,524
Income tax expense	462	601	1,044	1,229
Net loss attributable to non- controlling interest	16	13	13	10
Net income	$1,155	$1,329	$1,966	$2,305

Earnings per share-basic	$0.03	$0.03	$0.04	$0.05
Earnings per share-diluted	0.03	0.03	0.04	0.05
Cash dividend paid per share	0.01	0.01	0.01	0.02

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

To achieve the objectives of managing interest rate risk, the Company’s executive management meets periodically to discuss and monitor the market interest rate environment and provides reports to the board of directors. Management seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, the Company’s earnings will remain within an acceptable range. The primary objectives of the Company’s interest rate management strategy are to:

•	maintain earnings and capital within self-imposed parameters over a range of possible interest rate environments;

•	coordinate interest rate risk policies and procedures with other elements of the Company’s business plan, all within the context of the current business environment and regulatory capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by the board of directors.

The Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:

•	emphasizing the origination of adjustable-rate mortgage loans and mortgage loans that mature or reprice within five years for portfolio, and selling most fixed-rate residential mortgage loans with maturities of 15 years or more in the secondary market;
•	emphasizing variable-rate and/or short- to medium-term, fixed-rate home equity and commercial and industrial loans;

•	maintaining a significant level of mortgage-related and other investment securities available-for-sale that have weighted-average life of less than five years or interest rates that reprice in less than five years; and

•	managing deposits and borrowings to provide stable funding.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon final maturity.

	December 31, 2013
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total

	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$18,541	$59,928	$157,141	$140,869	$40,924	$417,403
Adjustable	196,739	84,868	82,847	39,881	281	404,616
Retail loans:
Fixed	22,554	54,590	96,026	51,579	58,399	283,148
Adjustable	119,637	164,617	73,537	33,643	26,412	417,846
Interest-earning deposits	18,704	–	–	–	–	18,704
Mortgage-related securities:
Fixed	31,752	89,031	169,266	80,461	178,904	549,414
Adjustable	45,582	–	–	–	–	45,582
Other interest-earning assets	12,245	–	–	–	–	12,245
Total interest-earning assets	465,754	453,034	578,817	346,433	304,920	2,148,958

Deposit liabilities:
Non-interest-bearing demand accounts	968	2,870	7,405	7,058	143,384	161,685
Interest-bearing demand accounts	1,472	4,364	11,261	10,733	218,047	245,877
Savings accounts	1,452	4,297	11,034	10,444	193,010	220,237
Money market accounts	501,020	–	–	–	–	501,020
Certificates of deposit	244,099	295,225	76,060	18,480	–	633,864
Advance payments by borrowers for taxes and insurance	–	3,431	–	–	–	3,431
Borrowings	40,304	927	49,552	83,358	70,759	244,900
Total non-interest- and interest- bearing liabilities	789,315	311,114	155,312	130,073	625,200	2,011,014
Interest rate sensitivity gap	$(323,561)	$141,920	$423,505	$216,360	$(320,280)	$137,944
Cumulative interest rate sensitivity gap	$(323,561)	$(181,641)	$241,864	$458,224	$137,944
Cumulative interest rate sensitivity gap as a percent of total assets	(13.78)%	(7.74)%	10.30%	19.52%	5.88%
Cumulative interest-earning assets as a percentage of non-interest- and interest- bearing liabilities	59.01%	83.49%	119.26%	133.07%	106.86%

Based on the above gap analysis, at December 31, 2013, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”

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

The following table presents the estimated PVE over a range of interest rate change scenarios at December 31, 2013. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
(Dollars in thousands)
+400	$271,857	$(128,997)	(32.2)%	12.55%	(26.0)%
+300	301,438	(99,416)	(24.8)	13.62	(19.7)
+200	335,028	(65,826)	(16.4)	14.81	(12.7)
+100	367,821	(33,033)	(8.2)	15.90	(6.2)
0	400,854	–	–	17.31	–
-100	404,649	3,795	0.9	16.75	(1.2)

Based on the above analysis, the Company’s PVE could be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities and reduced likelihood of calls on certain investment securities), partially offset by a decline in the present value of deposit liabilities and FHLB of Chicago advances. Alternatively, it should be noted that the Company’s PVE could be favorably impacted by a decrease in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”

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
Milwaukee, Wisconsin

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, total comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bank Mutual Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 7, 2014

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31
	2013	2012
	(Dollars in thousands)
Assets

Cash and due from banks	$23,747	$50,030
Interest-earning deposits in banks	18,709	37,029
Cash and cash equivalents	42,456	87,059
Mortgage-related securities available-for-sale, at fair value	446,596	550,185
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $153,223 in 2013 and $163,589 in 2012)	155,505	157,558
Loans held-for-sale	1,798	10,739
Loans receivable (net of allowance for loan losses of $23,565 in 2013 and $21,577 in 2012)	1,508,996	1,402,246
Foreclosed properties and repossessed assets	6,736	13,961
Mortgage servicing rights, net	8,737	6,821
Other assets	176,525	189,695

Total assets	$2,347,349	$2,418,264

Liabilities and equity

Liabilities:
Deposit liabilities	$1,762,682	$1,867,899
Borrowings	244,900	210,786
Advance payments by borrowers for taxes and insurance	3,431	4,956
Other liabilities	52,414	59,837
Total liabilities	2,063,427	2,143,478
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2013 and 2012 Issued and outstanding–none in 2013 and 2012	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2013 and 2012 Issued–78,783,849 shares in 2013 and 2012 Outstanding–46,438,284 shares in 2013 and 46,326,484 in 2012	788	788
Additional paid-in capital	489,238	489,960
Retained earnings	151,384	145,231
Accumulated other comprehensive income (loss)	(2,319)	(4,717)
Treasury stock–32,345,565 shares in 2013 and 32,457,365 in 2012	(358,054)	(359,409)
Total shareholders' equity	281,037	271,853
Non-controlling interest in real estate partnership	2,885	2,933
Total equity including non-controlling interest	283,922	274,786

Total liabilities and equity	$2,347,349	$2,418,264

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$64,638	$65,478	$69,936
Mortgage-related securities	14,666	17,309	16,374
Investment securities	54	73	2,877
Interest-earning deposits	98	162	158
Total interest income	79,456	83,022	89,345
Interest expense:
Deposit liabilities	8,325	14,655	19,568
Borrowings	4,785	6,984	7,183
Advance payments by borrowers for taxes and insurance	2	2	5
Total interest expense	13,112	21,641	26,756
Net interest income	66,344	61,381	62,589
Provision for loan losses	4,506	4,545	6,710
Net interest income after provision for loan losses	61,838	56,836	55,879
Non-interest income:
Service charges on deposits	6,769	6,903	6,429
Brokerage and insurance commissions	3,116	3,009	2,844
Loan related fees and servicing revenue, net	3,315	(1,911)	(402)
Gain on loan sales activities, net	4,405	13,206	5,963
Gain on sales of investments, net	–	543	1,113
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	–	(889)	(1,794)
Non-credit portion of OTTI losses	–	489	1,405
Net OTTI losses	–	(400)	(389)
Income from bank-owned life insurance (“BOLI”)	2,387	2,118	2,374
Other non-interest income	6,124	5,791	5,226
Total non-interest income	26,116	29,259	23,158
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	43,854	42,304	38,844
Occupancy and equipment	11,881	11,363	11,514
Federal insurance premiums	1,863	3,308	3,224
Advertising and marketing	1,826	2,139	2,008
Losses and expenses on foreclosed real estate, net	2,292	6,725	7,059
Other non-interest expense	9,788	10,218	9,681
Goodwill impairment	–	–	52,570
Total non-interest expense	71,504	76,057	124,900
Income (loss) before income taxes	16,450	10,038	(45,863)
Income tax expense	5,702	3,336	1,752
Net income (loss) before non-controlling interest	10,748	6,702	(47,615)
Net loss attributable to non-controlling interests	48	52	50
Net income (loss)	$10,796	$6,754	$(47,565)

Per share data:
Earnings (loss) per share–basic	$0.23	$0.15	$(1.03)
Earnings (loss) per share–diluted	0.23	0.15	(1.03)
Cash dividends per share paid	0.10	0.05	0.06

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Total Comprehensive Income

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)

Net income (loss) before non-controlling interest	$10,748	$6,702	$(47,615)
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of
deferred income taxes of $(196) in 2012 and $(563) in 2011	–	(293)	(842)
Change in net unrealized gain on securities available-for-sale, net of
deferred income taxes of $(1,424) in 2013, $1,593 in 2012, and $5,028 in 2011	(2,125)	2,378	7,511
Reclassification adjustment for gain on securities included in income, net
of income taxes of $(218) in 2012 and $(446) in 2011	–	(325)	(667)
	(2,125)	1,760	6,002
Defined benefit pension plans:
Unrecognized gain (loss) and net prior service costs, net of deferred
income taxes of $2,058 in 2013, $(732) in 2012, and $(2,990) in 2011	3,086	(1,098)	(4,484)
Curtailment gain on plan amendment, net of deferred income taxes of $958	1,437	–	–
	4,523	(1,098)	(4,484)
Total other comprehensive income, net of income taxes	2,398	662	1,518
Total comprehensive income (loss) before non-controlling interest	13,146	7,364	(46,097)
Comprehensive loss attributable to non-controlling interest	48	52	50

Total comprehensive income (loss)	$13,194	$7,416	$(46,047)

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest in Real Estate Partnership	Total
	(Dollars in thousands; except per share data)

Balance at December 31, 2010	$788	$494,377	$191,238	$(6,897)	$(366,553)	$2,925	$315,878
Net loss	–	–	(47,565)	–	–	–	(47,565)
Net loss attributable to non-controlling interest	–	–	–	–	–	(50)	(50)
Other comprehensive income	–	–	–	1,518	–	–	1,518
Equity contribution by non-controlling interest	–	–	–	–	–	50	50
Issuance of management recognition plan shares	–	(123)	–	–	123	–	–
Exercise of stock options	–	(4,375)	–	–	5,840	–	1,465
Share based payments	–	280	–	–	–	–	280
Cash dividends ($0.06 per share)	–	–	(2,880)	–	–	–	(2,880)
Balance at December 31, 2011	$788	$490,159	$140,793	$(5,379)	$(360,590)	$2,925	$268,696
Net income	–	–	6,754	–	–	–	6,754
Net loss attributable to non-controlling interest	–	–	–	–	–	(52)	(52)
Other comprehensive income	–	–	–	662	–	–	662
Equity contribution by non-controlling interest	–	–	–	–	–	60	60
Issuance of management recognition plan shares	–	(1,181)	–	–	1,181	–	–
Share based payments	–	982	–	–	–	–	982
Cash dividends ($0.05 per share)	–	–	(2,316)	–	–	–	(2,316)
Balance at December 31, 2012	$788	$489,960	$145,231	$(4,717)	$(359,409)	$2,933	$274,786
Net income	–	–	10,796	–	–	–	10,796
Net loss attributable to non-controlling interest	–	–	–	–	–	(48)	(48)
Other comprehensive income	–	–	–	2,398	–	–	2,398
Issuance of management recognition plan shares	–	(1,134)	–	–	1,134	–	–
Exercise of stock options	–	(134)	–	–	221	–	87
Share based payments	–	546	–	–	–	–	546
Cash dividends ($0.10 per share)	–	–	(4,643)	–	–	–	(4,643)
Balance at December 31, 2013	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922

 Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Operating activities:
Net income (loss)	$10,796	$6,754	$(47,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,506	4,545	6,710
Loss on foreclosed real estate, net	1,882	5,525	4,926
Provision for depreciation	2,668	2,569	2,576
Goodwill impairment	–	–	52,570
Net OTTI losses	–	400	389
Amortization of mortgage servicing rights	2,809	3,904	2,747
Increase (decrease) in valuation on MSRs	(2,395)	1,528	862
Net premium amortization on securities	2,159	4,608	3,923
Loans originated for sale	(243,669)	(446,358)	(272,785)
Proceeds from loan sales	254,685	463,165	294,134
Gain on loan sales activities, net	(4,405)	(13,206)	(5,963)
Gain on sales of investments, net	–	(543)	(1,113)
Deferred income tax expense	5,207	3,286	1,830
Other, net	4,410	7,850	40,591
Net cash provided by operating activities	38,653	44,027	83,832
Investing activities:
Proceeds from maturities of investment securities available-for-sale	–	–	205,825
Proceeds from sale of investment securities available-for-sale	–	20,938	21,950
Purchases of mortgage-related securities available-for-sale	(88,094)	(51,374)	(507,052)
Principal payments on mortgage-related securities available-for-sale	186,674	260,953	167,587
Purchases of mortgage-related securities held-to-maturity	–	(158,915)	–
Principal payments on mortgage-related securities held-to-maturity	1,354	902	–
Redemption of FHLB stock	4,178	30,251	–
Purchases of FHLB stock	(582)	–	–
Net increase in loans receivable	(116,700)	(100,209)	(47,661)
Proceeds from sale of foreclosed properties	10,786	18,801	19,822
Net purchases of premises and equipment	(3,696)	(2,689)	(1,840)
Net cash provided (used) by investing activities	(6,080)	18,658	(141,369)

(continued)

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Financing activities:
Net decrease in deposit liabilities	$(105,217)	$(153,764)	$(56,647)
Net increase in short-term borrowings	40,000	–	–
Proceeds from long-term borrowings	–	158,935	4,270
Repayments of long-term borrowings	(5,886)	(101,240)	(1,113)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(1,525)	1,764	495
Cash dividends	(4,643)	(2,316)	(2,880)
Other, net	95	60	1,515
Net cash used in financing activities	(77,176)	(96,561)	(54,360)
Decrease in cash and cash equivalents	(44,603)	(33,876)	(111,897)
Cash and cash equivalents at beginning of year	87,059	120,935	232,832
Cash and cash equivalents at end of year	$42,456	$87,059	$120,935

Supplemental information:
Cash received (paid) in period for:
Interest on deposits and borrowings	$(13,142)	$(21,915)	$(28,434)
Income taxes	(274)	(173)	23,412
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	5,443	13,054	49,465

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies

Business  Bank Mutual Corporation (the “Company”), a Wisconsin corporation, is a federal unitary savings and loan holding company which holds all of the outstanding shares of Bank Mutual (the “Bank”).   The Bank is a federal savings bank offering a full range of financial services to customers who are primarily located in the state of Wisconsin. The Bank is principally engaged in the business of attracting deposits from the general public, including businesses and government entities, and using such deposits to originate secured and unsecured loans to commercial and retail borrowers.

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

Cash and Cash Equivalents  The Company considers interest-bearing deposits in banks and federal funds sold that have original maturities of three months or less to be cash equivalents.  Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank of Chicago.  The average amount of required reserve balances for the years ended December 31, 2013 and 2012, was $13 and $25, respectively.

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

December 31, 2013

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

As of December 31, 2013, the Company’s classification of loans as either “commercial” or “retail” represents a “line of business” classification format.  This format represents a change from prior years in which the classification focused on loan collateral type (i.e., mortgage vs. non-mortgage) rather than line of business.   Loans receivable as of December 31, 2012, were restated to conform to the new classification format.  As of December 31, 2012, the Company had $6,381 of residential lot loans to retail borrowers that were previously classified as construction and development land loans.  Under the new classification format these loans were reclassified to one- to four-family loans.  In addition, $72 of these residential lot loans were impaired at December 31, 2012, and were reclassified from impaired construction and development land loans to impaired one- to four-family loans.

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

Allowance for Loan Losses and Impaired Loans  The Company classifies its loan portfolio into six segments for purposes of determining its allowance for loan losses: commercial and industrial loans, commercial real estate, multi-family real estate, construction and development, one- to four-family, and home equity and other consumer.   This segmentation is based on the nature of the loan collateral and the purpose of the loan, which in the judgment of management are the primary risk characteristics that determine the allowance for loan loss.  Loans in the commercial and industrial segment are typically secured by equipment, inventory, receivables, other business assets, and in some instances, business and personal real estate, or may be unsecured.   Loans in the commercial real estate, multi-family real estate, and one- to four-family segments are secured principally by real estate.   The commercial real estate segment consists of non-residential loans secured by office, retail/wholesale, industrial/warehouse, and other properties.   The construction and development segment consists of loans secured by commercial real estate, multi-family, and developed and undeveloped land.  Loans in the home equity and other consumer segment may be secured by real estate, personal property, or may be unsecured.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

Goodwill   In 2011 the Company determined that goodwill recorded as a result of the purchase of financial institutions in 1997 and 2000 was impaired.  The Company performed a goodwill impairment test during that period as a result of a number of developments including the decline in the Company’s stock price and market capitalization and the announcement that the Company and Bank had each entered into a separate memorandum of understanding with their primary regulators, both of which were terminated in 2013.  To determine the fair value of goodwill, as well as the amount of the impairment, the Company obtained a third-party independent appraisal of the Company, which consists of a single reporting unit, and its assets and liabilities.  The fair value of the Company was estimated using a weighted average of three valuation methodologies, including a public market peers approach, a comparable transactions approach, and a discounted cash flow approach.  A comparison of the weighted-average value from these approaches to the net carrying value of the Company indicated that potential impairment existed.  The weighted-average value of the Company was subsequently compared to the estimated net fair value of the Company’s individual assets and liabilities.  As a result of this comparison, the Company concluded that goodwill was impaired and recorded an impairment charge of $52,570 in 2011, which represented the total amount of the Company’s goodwill.   The goodwill impairment was not deductible for income tax purposes.

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

In 2013 the IRS issued final tangible property regulations to be effective for the Company’s 2014 federal income tax returns.  The Company’s adoption of these rules is not expected to have a significant impact on the Company’s financial condition or results of operations.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

Pension Costs  The Company has a qualifying defined benefit plan and a supplemental defined benefit plan. As appropriate, the net periodic pension cost of these plans consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the plans, amortization of prior service cost, and amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants.   Effective January 1, 2014, the Company froze the benefits of participants in the qualified defined benefit pension plan that had less than 20 years of service.  This change also resulted in the future benefits under the Company’s supplemental defined benefit pension plan being effectively frozen.

The Company also has a defined contribution plan.  The costs associated with the defined contribution plan consist of a predetermined percentage of individual participant compensation, as well as the cost of discretionary contributions  determined by the Company’s board of directors.

Segment Information  The Company has determined that it has one reportable segment—community banking. The Company offers a range of financial products and services to external customers, including:  accepting deposits from the general public; originating secured and unsecured loans to commercial and retail borrowers; and marketing annuities and other insurance products.

Recent Accounting Changes  In 2011 the Financial Accounting Standards Board (“FASB”) issued new accounting guidelines related to (i) accounting for repurchase agreements, (ii) certain fair value measurements of assets, liability, and instruments classified in shareholders’ equity, and (iii) presentation of net income, other comprehensive income, and total comprehensive income (certain aspects the adoption of which were deferred indefinitely in the fourth quarter of 2011).  These new guidelines were effective for the first interim period beginning on or after December 15, 2011, which was the first quarter of 2012 for the Company.  The Company's adoption of these guidelines did not have a material impact on its financial condition, results of operations, or liquidity.  However, the guidelines do affect how matters may be disclosed in the financial statements.

In 2011 the FASB also issued new accounting guidelines related to (i) the determination of whether a parent should derecognize the in-substance real estate of a subsidiary that is in-substance real estate when the parent ceases to have a controlling financial interest in the subsidiary and (ii) the disclosure of both gross information and net information about instruments eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement.  Item (i) was effective for the Company in the third quarter of 2012.  The adoption of this item did not have a material impact on its financial condition, results of operation, or liquidity.  Item (ii) was effective for interim and fiscal periods beginning on or after January 1, 2013, which for the Company was the first quarter of 2013.  The Company's adoption of these new accounting guidelines did not have a material impact on its financial condition, results of operations, or liquidity.  However, the guidelines do affect how matters may be disclosed in the financial statements.

In 2012 the FASB issued new accounting guidance related to (i) testing indefinite-lived intangible assets for impairment and (ii) subsequent measurement of an indemnification asset recognized in a government-assisted acquisition of a financial institution.  Item (i) was effective for years beginning after September 15, 2012, which was the first quarter of 2013 for the Company.  Item (ii) was effective for fiscal years beginning on or after December 15, 2012, which was the first quarter of 2013 for the Company.    The Company’s adoption of these new guidelines did not have a material impact in its financial condition, results of operations, or liquidity.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies (continued)

During the first quarter of 2013 the FASB issued new accounting guidance relating to (i) the reporting of reclassifications out of accumulated other comprehensive income (loss); and (ii) the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date.  Item (i) is effective for fiscal years beginning after December 15, 2012, which was the first quarter of 2013 for the Company.  The adoption of this item did not have an effect on the Company’s financial condition, results of operations, or liquidity.  Item (ii) is effective for fiscal years beginning after December 15, 2013, which will be the first quarter of 2014 for the Company.  Adoption of this item is not expected to have a material impact on the Company’s results of operations, financial condition, or liquidity.

During the third quarter of 2013 the FASB issued new accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2013, which will be the first quarter of 2014 for the Company.  Adoption of this item is not expected to have a material impact on the Company’s results of operations, financial condition, or liquidity.

During the first quarter of 2014 the FASB issued new accounting guidance related to troubled debt restructurings by creditors to clarify when an in-substance repossession or foreclosure occurs as satisfaction of a consumer mortgage loan.  The new guidance is effective for fiscal years beginning after December 15, 2014, which is the first quarter of 2015 for the Company.  The Company’s adoption of this new guidance is not expected to have a material impact on its financial condition, results of operations, or liquidity.  However, the guidelines will affect how matters are disclosed in the financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

2.  Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$223,690	$5,235	$(52)	$228,873
Federal National Mortgage Association	177,683	1,796	(458)	179,021
Government National Mortgage Association	29	4	–	33
Private-label CMOs	38,089	855	(275)	38,669
Total available-for-sale	$439,491	$7,890	$(785)	$446,596
Securities held-to-maturity:
Federal National Mortgage Association	$155,505	$1	$(2,283)	$153,223
Total held-to-maturity	$155,505	$1	$(2,283)	$153,223

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$336,289	$7,393	–	$343,682
Federal National Mortgage Association	153,010	2,885	–	155,895
Government National Mortgage Association	36	6	–	42
Private-label CMOs	50,196	1,108	$(738)	50,566
Total available-for-sale	$539,531	$11,392	$(738)	$550,185
Securities held-to-maturity:
Federal National Mortgage Association	$157,558	$6,031	–	$163,589
Total held-to-maturity	$157,558	$6,031	–	$163,589

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

2.  Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables identify mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:
	December 31, 2013
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$52	1	$7,375	–	–	–	$52	$7,375
Federal National Mortgage Association	458	6	45,822	–	–	–	458	45,822
Private-label CMOs	39	3	5,990	$236	7	$10,244	275	16,234

Total available-for-sale	$549	10	$59,187	$236	7	$10,244	$785	$69,431

Securities held-to-maturity:
Federal National Mortgage Association	$2,283	16	$125,537	–	–	–	$2,283	$125,537

Total held-to-maturity	$2,283	16	$125,537	–	–	–	$2,283	$125,537

December 31, 2012
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Securities available-for-sale:
Private-label CMOs	$500	4	$9,703	$238	5	$7,578	$738	$17,281

Total available-for-sale	$500	4	$9,703	$238	5	$7,578	$738	$17,281

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of December 31, 2013 and 2012.  The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost.  The Company believes it is probable that it will receive all future contractual cash flows related to these securities.  This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

2.  Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

As of December 31, 2013 and 2012, the Company had private-label CMOs with a fair value of $28,844 and $35,918 respectively, and unrealized gains of $501 and $33, respectively that were rated less than investment grade.  These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.  In 2012 and 2011 the Company recognized $400 and $389, respectively, in net OTTI losses related to its investment on a number of private-label CMOs.  No such losses were recognized in 2013.  The determination of the net OTTI losses in 2012 and 2011 was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.   The following assumptions were used in determining the amount of the credit loss in 2012: (i) prepayment speeds with a range of 5.5% to 16.5% and a weighted-average rate of 9.9%, (ii) default rates with a range of 4.0% to 5.5% and a weighted-average rate of 4.4%, (iii) loss severity rates with a range of 40.0% to 52.0% and a weighted-average rate of 42.1%, and (iv) current credit enhancements with a range of 0.5%  to 4.6% and a weighted-average rate of 3.0%.  The following assumptions were used in determining the amount of the credit loss in 2011: (i) prepayment speeds with a range of 6.1% to 14.9% and a weighted-average rate of 11.6%, (ii) default rates with a range of 3.7% to 5.2% and a weighted-average rate of 4.4%, (iii) loss severity rates with a range of 40.0% to 43.0% and a weighted-average rate of 40.8%, and (iv) current credit enhancements with a range of 5.1% to 6.7% and a weighted-average rate of 5.6%.

The following table contains a summary of OTTI related to credit losses that have been recognized in earnings as of the dates indicated, as well as the end of period values for securities that have experienced such losses:

	Year Ended December 31
	2013	2012	2011
Beginning balance of unrealized OTTI related to credit losses	$789	$389	–
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	–	146	$389
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	–	254	–
Net OTTI losses recognized in earnings	–	400	389
Ending balance of unrealized OTTI related to credit losses	$789	$789	$389
Adjusted cost at end of period	$7,152	$9,541	$8,275
Estimated fair value at end of period	$7,649	$9,908	$6,871

Results of operations included no gross unrealized gains or losses on the sale of securities available-for-sale in 2013.  Gross realized gains on the sale of such securities were $543 and $1,113 in 2012 and 2011, respectively.  There were no gross realized losses on the sale of securities available-for-sale during 2012 and 2011.

Mortgage-related securities with a fair value of approximately $74,988 and $80,274 at December 31, 2013 and 2012, respectively, were pledged to secure deposits, FHLB advances, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

3.  Loans Receivable

Loans receivable is summarized as follows:	December 31
	2013	2012
Commercial loans:
Commercial and industrial	$166,788	$132,436
Commercial real estate	276,547	263,775
Multi-family real estate	265,841	264,013
Construction and development loans:
Commercial real estate	27,815	11,116
Multi-family real estate	164,685	86,904
Land and land development	6,962	6,445
Total construction and development	199,462	104,465
Total commercial loans	908,638	764,689
Retail loans:
One- to four-family first mortgages:
Permanent	449,230	471,551
Construction	40,968	18,502
Total one- to four-family first mortgages	490,198	490,053
Home equity loans:
Fixed term home equity	148,688	141,898
Home equity lines of credit	79,470	81,898
Total home equity loans	228,158	223,796
Other consumer loans:
Student	11,177	12,915
Other	12,942	10,202
Total other consumer loans	24,119	23,117
Total retail loans	742,475	736,966
Gross loans receivable	1,651,113	1,501,655
Undisbursed loan proceeds	(117,439)	(76,703)
Allowance for loan losses	(23,565)	(21,577)
Deferred fees and costs, net	(1,113)	(1,129)
Total loans receivable, net	$1,508,996	$1,402,246

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, and Minnesota, as is the real estate and non-real estate collateral that secures the Company’s loans.

At December 31, 2013 and 2012, certain one- to four-family mortgage loans and home equity loans, as well as certain multi-family mortgage loans, with aggregate carrying values of approximately $327,000 and $281,000, respectively, were pledged to secure FHLB advances.

The unpaid principal balance of loans serviced for others was $1,148,109 and $1,147,722 at December 31, 2013 and 2012, respectively.  These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

	December 31, 2013
	Commercial	Commercial	Multi-	Construction	One- to	Home Equity
	and	Real	Family	and	Four-	and Other
	Industrial	Estate	Real Estate	Development	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,686	$7,354	$5,195	$2,617	$3,267	$1,458	$21,577
Provision	1,111	(1,129)	1,170	1,582	666	1,106	4,506
Charge-offs	(199)	(514)	(536)	(148)	(1,205)	(1,389)	(3,991)
Recoveries	5	666	102	109	492	99	1,473
Ending balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Loss allowance individually
evaluated for impairment	–	$412	$588	–	–	–	$1,000
Loss allowance collectively
evaluated for impairment	$2,603	$5,965	$5,343	$4,160	$3,220	$1,274	$22,565

Loan receivable balances at December 31, 2013:
Loans individually evaluated
for impairment	$436	$16,340	$8,021	$18,109	$5,377	$780	$49,063
Loans collectively evaluated
for impairment	166,352	260,024	257,820	93,117	455,621	251,497	1,484,611
Total loans receivable	$166,788	$276,544	$265,841	$111,226	$460,998	$252,277	$1,533,674

	December 31, 2012
	Commercial	Commercial	Multi-	Construction	One- to	Home Equity
	and	Real	Family	and	Four-	and Other
	Industrial	Estate	Real Estate	Development	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,098	$9,467	$7,442	$4,506	$3,201	$1,214	$27,928
Provision	(302)	1,825	(1,958)	803	3,162	1,015	4,545
Charge-offs	(136)	(4,894)	(857)	(2,693)	(3,182)	(812)	(12,574)
Recoveries	26	956	568	1	86	41	1,678
Ending balance	$1,686	$7,354	$5,195	$2,617	$3,267	$1,458	$21,577
Loss allowance individually
evaluated for impairment	$62	$123	$914	$295	$191	$456	$2,041
Loss allowance collectively
evaluated for impairment	$1,624	$7,231	$4,281	$2,322	$3,076	$1,002	$19,536

Loan receivable balances at December 31, 2012:
Loans individually evaluated
for impairment	$1,741	$24,130	$6,967	$14,825	$8,344	$1,631	$57,638
Loans collectively evaluated
for impairment	130,695	239,645	257,046	26,852	467,794	245,282	1,367,314
Total loans receivable	$132,436	$263,775	$264,013	$41,677	$476,138	$246,913	$1,424,952

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

3.  Loans Receivable (continued)

	December 31, 2011
	Commercial	Commercial	Multi-	Construction	One- to	Home Equity
	and	Real	Family	and	Four-	and Other
	Industrial	Estate	Real Estate	Development	Family	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,541	$21,885	$9,265	$10,141	$3,726	$1,427	$47,985
Provision	1,090	802	199	1,343	2,473	803	6,710
Charge-offs	(551)	(15,286)	(5,035)	(2,737)	(3,047)	(1,036)	(27,692)
Recoveries	18	40	248	550	49	20	925
Transfers	–	2,026	2,765	(4,791)	–	–	–
Ending balance	$2,098	$9,467	$7,442	$4,506	$3,201	$1,214	$27,928
Loss allowance individually
evaluated for impairment	$128	$1,884	$2,357	$3,196	$364	$376	$8,305
Loss allowance collectively
evaluated for impairment	$1,970	$7,583	$5,085	$1,310	$2,837	$838	$19,623

Loan receivable balances at December 31, 2011:
Loans individually evaluated
for impairment	$4,668	$37,006	$24,108	$20,075	$16,075	$1,695	$103,627
Loans collectively evaluated
for impairment	83,047	187,230	222,711	12,171	502,511	236,759	1,244,429
Total loans receivable	$87,715	$224,236	$246,819	$32,246	$518,586	$238,454	$1,348,056

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment.  Management considered these adjustments necessary and prudent in light of general uncertainties related to trends in real estate values, economic conditions, and unemployment.  The Company estimates that these changes, as well as overall changes in the balance of loans to which the various factors were applied, resulted in an increase of $3,029 in 2013, a decrease of $87 in 2012, and an increase of $3,209 in 2011 in the total allowance for loan losses.    The transfers noted in 2011 were the result of reclassifying certain construction loans to permanent loans as a result of completed construction.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

3.  Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2013
	Loans	Unpaid	Related	Average Loan	Interest
	Receivable	Principal	Allowance	Receivable	Income
	Balance, Net	Balance	for Loss	Balance, Net	Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	–	–	–	$20	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	–	–	–	20	–
Commercial real estate:
Office	–	–	–	26	–
Retail/wholesale/mixed	$716	$716	$188	667	$26
Industrial/warehouse	1,196	1,268	224	996	88
Other	–	–	–	–	–
Total commercial real estate	1,912	1,984	412	1,689	114
Multi-family real estate	1,443	1,443	588	1,940	72
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	386	–
Total construction and development	–	–	–	386	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$3,355	$3,427	$1,000	$4,035	$186

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$284	$917	–	$413	$38
Lines of credit	–	115	–	23	–
Total commercial and industrial	284	1,032	–	436	38
Commercial real estate:
Office	810	1,693	–	837	41
Retail/wholesale/mixed	1,392	5,191	–	2,556	148
Industrial/warehouse	205	312	–	421	11
Other	82	201	–	541	17
Total commercial real estate	2,489	7,397	–	4,355	217
Multi-family real estate	340	2,070	–	2,802	–
Construction and development:
Commercial real estate	597	597	–	241	32
Multi-family real estate	–	107	–	–	–
Land and land development	131	1,325	–	285	24
Total construction and development	728	2,029	–	526	56
One- to four-family	4,556	5,717	–	6,079	138
Home equity and other consumer:
Home equity	676	1,004	–	946	22
Student	–	–	–		–
Other	104	116	–	59	1
Total home equity and other consumer	780	1,120	–	1,005	23
Total with no allowance recorded	$9,177	$19,365	–	$15,203	$472

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

3.  Loans Receivable (continued)

	December 31, 2012
	Loans	Unpaid	Related	Average Loan	Interest
	Receivable	Principal	Allowance	Receivable	Income
	Balance, Net	Balance	for Loss	Balance, Net	Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	$102	$108	$62	$207	$1
Lines of credit	–	–	–	37	–
Total commercial and industrial	102	108	62	244	1
Commercial real estate:
Office	132	143	74	992	1
Retail/wholesale/mixed	516	535	49	1,833	19
Industrial/warehouse	–	–	–	379	–
Other	–	–	–	240	–
Total commercial real estate	648	678	123	3,444	20
Multi-family real estate	3,875	4,038	914	12,701	106
Construction and development:
Commercial real estate	–	–	–	689	–
Multi-family real estate	–	–	–	1,117	–
Land and land development	500	530	295	2,069	3
Total construction and development	500	530	295	3,875	3
One- to four-family	797	797	191	2,597	–
Home equity and other consumer:
Home equity	424	424	397	354	–
Student	–	–	–	–	–
Other	59	59	59	77	–
Total home equity and other consumer	483	483	456	431	–
Total with an allowance recorded	$6,405	$6,634	$2,041	$23,292	$130

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$533	$684	–	$632	$29
Lines of credit	58	173	–	382	4
Total commercial and industrial	591	857	–	1,014	33
Commercial real estate:
Office	1,328	2,005	–	3,163	41
Retail/wholesale/mixed	4,790	8,861	–	6,704	270
Industrial/warehouse	228	325	–	609	16
Other	–	292	–	978	–
Total commercial real estate	6,346	11,483	–	11,454	327
Multi-family real estate	2,949	4,952	–	4,286	478
Construction and development:
Commercial real estate	–	–	–	685	–
Multi-family real estate	–	107	–	29	–
Land and land development	365	1,864	–	1,019	8
Total construction and development	365	1,971	–	1,733	8
One- to four-family	7,467	8,969		9,445	219
Home equity and other consumer:
Home equity	1,090	1,090	–	1,041	42
Student	–	–	–	–	–
Other	–	13	–	87	4
Total home equity and other consumer	1,090	1,103	–	1,128	46
Total with no allowance recorded	$18,808	$29,335	–	$29,060	$1,111

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

3.  Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2013
			Special
	Pass	Watch	Mention	Substandard	Total
Commercial and industrial:
Term loans	$64,181	$6,877	$553	$389	$72,000
Lines of credit	66,838	19,721	8,182	47	94,788
Total commercial and industrial	131,019	26,598	8,735	436	166,788
Commercial real estate:
Office	53,425	9,206	15,240	5,268	83,139
Retail/wholesale/mixed use	89,367	9,213	15,772	9,590	123,942
Industrial/warehouse	45,931	670	9,237	1,400	57,238
Other	12,143	–	–	82	12,225
Total commercial real estate	200,866	19,089	40,249	16,340	276,544
Multi-family real estate	239,985	14,242	3,593	8,021	265,841
Construction and development:
Commercial real estate	21,279	–	–	597	21,876
Multi-family real estate	66,767	–	–	15,666	82,433
Land and land development	4,814	257	–	1,846	6,917
Total construction/development	92,860	257		18,109	111,226
One- to four-family	454,662	834	125	5,377	460,998
Home equity and other consumer:
Home equity	227,482	–	–	676	228,158
Student	11,177	–	–	–	11,177
Other	12,838	–	–	104	12,942
Total home equity and other consumer	251,497	–	–	780	252,277
Total	$1,370,889	$61,020	$52,702	$49,063	$1,533,674

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

3.  Loans Receivable (continued)

	December 31, 2012
			Special
	Pass	Watch	Mention	Substandard	Total
Commercial and industrial:
Term loans	$67,879	$1,651	$280	$943	$70,753
Lines of credit	56,127	2,772	1,986	798	61,683
Total commercial and industrial	124,006	4,423	2,266	1,741	132,436
Commercial real estate:
Office	44,678	10,938	15,471	5,605	76,692
Retail/wholesale/mixed use	90,668	11,102	15,949	14,657	132,376
Industrial/warehouse	39,758	5,031	1,292	1,266	47,347
Other	4,758	–	–	2,602	7,360
Total commercial real estate	179,862	27,071	32,712	24,130	263,775
Multi-family real estate	218,918	36,126	2,002	6,967	264,013
Construction and development:
Commercial real estate	7,425	–	621	–	8,046
Multi-family real estate	14,656	–	–	12,621	27,277
Land and land development	4,011	139	–	2,204	6,354
Total construction/development	26,092	139	621	14,825	41,677
One- to four-family	466,718	948	128	8,344	476,138
Home equity and other consumer:
Home equity	222,282	–	–	1,514	223,796
Student	12,915	–	–	–	12,915
Other	10,085	–	–	117	10,202
Total home equity and other consumer	245,282	–	–	1,631	246,913
Total	$1,260,878	$68,707	$37,729	$57,638	$1,424,952

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected.  Loans rated “doubtful” indicate that full collection is highly questionable or improbable.  The Company did not have any loans that were rated doubtful at December 31, 2013 and 2012.   Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss.   A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future.  The Company generally charges off loans that are rated as a loss.  As such, the Company did not have any loans that were rated loss at December 31, 2013 and 2012.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

3.  Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	December 31, 2013
	Past Due Status						Total
	30-59	60-89	> 90	Total	Total	Total	Non-
	Days	Days	Days	Past Due	Current	Loans	Accrual
Commercial and industrial:
Term loans	–	–	$140	$140	$71,860	$72,000	$284
Lines of credit	$98	–	–	98	94,690	94,788	–
Total commercial and industrial	98	–	140	238	166,550	166,788	284
Commercial real estate:
Office	429	–	381	810	82,329	83,139	810
Retail/wholesale/mixed	1,665	–	233	1,898	122,044	123,942	2,108
Industrial/warehouse	1,196	–	160	1,356	55,882	57,238	1,401
Other	–	–	–	–	12,225	12,225	82
Total commercial real estate	3,290	–	774	4,064	272,480	276,544	4,401
Multi-family real estate	–	$616	340	956	264,885	265,841	1,783
Construction and development:
Commercial real estate	–	–	597	597	21,279	21,876	597
Multi-family real estate	–	–	–	–	82,433	82,433	–
Land and land development	–	–	–	–	6,917	6,917	131
Total construction	–	–	597	597	110,629	111,226	728
One- to four-family	6,334	1,564	4,556	12,454	448,544	460,998	4,556
Home equity and other consumer:
Home equity	566	444	676	1,686	226,472	228,158	676
Student	238	172	443	853	10,324	11,177	–
Other	49	39	104	192	12,750	12,942	104
Total home equity and other consumer	853	655	1,223	2,731	249,546	252,277	780
Total	$10,575	$2,835	$7,630	$21,040	$1,512,634	$1,533,674	$12,532

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

3.  Loans Receivable (continued)

	December 31, 2012
	Past Due Status						Total
	30-59	60-89	> 90	Total	Total	Total	Non-
	Days	Days	Days	Past Due	Current	Loans	Accrual
Commercial and industrial:
Term loans	–	$184	$261	$445	$70,308	$70,753	$635
Lines of credit	$191	–	58	249	61,434	61,683	58
Total commercial and industrial	191	184	319	694	131,742	132,436	693
Commercial real estate:
Office	–	–	719	719	75,973	76,692	1,460
Retail/wholesale/mixed	3,262	189	2,118	5,568	126,808	132,376	5,306
Industrial/warehouse	–	2,325	160	2,485	44,861	47,347	228
Other	–	–	–	–	7,360	7,360	–
Total commercial real estate	3,262	2,514	2,997	8,772	255,002	263,775	6,994
Multi-family real estate	661	–	2,734	3,396	260,617	264,013	6,824
Construction and development:
Commercial real estate	–	–	–	–	8,046	8,046	–
Multi-family real estate	563	–	–	563	26,715	27,278	–
Land and land development	–	–	75	75	6,279	6,354	865
Total construction	563	–	75	638	41,040	41,678	865
One- to four-family	6,127	3,412	6,383	15,922	460,216	476,138	8,264
Home equity and other consumer:
Home equity	851	192	1,514	2,556	221,240	223,796	1,514
Student	210	196	584	990	11,925	12,915	–
Other	49	17	59	124	10,078	10,202	59
Total home equity and other consumer	1,110	405	2,157	3,670	243,243	246,913	1,573
Total	$11,914	$6,515	$14,665	$33,092	$1,391,860	$1,424,952	$25,213

As of December 31, 2013 and 2012, $443 and $584 in student loans, respectively, were 90-days past due, but remained on accrual status.  No other loans 90-days past due were in accrual status as of December 31, 2012.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider.   Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy.  TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months.  As of December 31, 2013 and 2012, TDRs were $4,298 and $7,806, respectively, and consisted primarily of one- to four-family mortgage loans.  TDRs in accrual status as of those same dates were $3,310 and $3,066, respectively.  Additions to TDRs during the twelve month periods ended as of those dates were immaterial.  In addition, TDRs that experienced a payment default within one year of their restructuring were also immaterial during these twelve month periods.  TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

4.  Mortgage Servicing Rights

The activity in mortgage servicing rights during the years ended December 31 is presented in the following table.

	2013	2012	2011
Mortgage servicing rights at beginning of year	$9,217	$8,269	$7,775
Additions	2,330	4,852	3,241
Amortization	(2,809)	(3,904)	(2,747)
Mortgage servicing rights at end of year	8,738	9,217	8,269
Valuation allowance at end of year	(1)	(2,396)	(868)
Mortgage servicing rights, net, at end of year	$8,737	$6,821	$7,401

The following table shows the estimated future amortization expense for mortgage servicing rights for the years ended December 31:
2014	$1,278
2015	1,118
2016	971
2017	842
2018	729
Thereafter	3,799
Total	$8,737

The projection of amortization for mortgage servicing rights is based on existing asset balances and the interest rate environment as of December 31, 2013.  Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, loan prepayments, and market conditions.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

5.  Other Assets

Other assets are summarized as follow:
	December 31
	2013	2012
Accrued interest:
Loans receivable	$4,582	$4,636
Mortgage-related securities	1,328	1,610
Interest-bearing deposits in banks	–	11
Total accrued interest	5,910	6,257
Bank-owned life insurance	59,451	58,609
Premises and equipment, net	51,565	50,536
Deferred tax asset, net	27,387	34,211
Federal Home Loan Bank stock, at cost	12,245	15,841
Other assets	19,967	24,241
Total other assets	$176,525	$189,695

Premises and equipment are summarized as follows:	December 31
	2013	2012
Land and land improvements	$17,914	$17,787
Office buildings	56,151	54,438
Furniture and equipment	18,588	18,576
Leasehold improvements	940	940
Total cost	93,593	91,741
Accumulated depreciation and amortization	(42,028)	(41,205)
Total premises and equipment, net	$51,565	$50,536

Depreciation expense for 2013, 2012, and 2011 was $2,668, $2,569, and $2,576, respectively.

The Company leases various branch offices, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2032.  Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2013:

Amount
2014	$973
2015	877
2016	734
2017	419
2018	412
Thereafter	2,565
Total	$5,980

Rent expense was $955, $955, and $1,002, in 2013, 2012, and 2011, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

6.  Deposits Liabilities

Deposit liabilities are summarized as follows:
	December 31
	2013	2012
Checking accounts:
Non-interest-bearing	$161,639	$143,684
Interest-bearing	245,923	236,380
Total checking accounts	407,562	380,064
Money market accounts	501,020	458,762
Savings accounts	220,236	217,170
Certificate of deposits:
Due within one year	523,690	618,487
After one but within two years	83,192	159,340
After two but within three years	8,502	16,997
After three but within four years	8,152	7,994
After four but within five years	10,328	9,085
Total certificates of deposit	633,864	811,903
Total deposit liabilities	$1,762,682	$1,867,899

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more was $184,121 and $220,923 at December 31, 2013 and 2012, respectively.

Interest expense on deposits was as follows:
	Year Ended December 31
	2013	2012	2011
Interest-bearing checking accounts	$32	$51	$85
Money market accounts	694	716	1,696
Savings accounts	62	63	78
Certificate of deposits	7,537	13,825	17,710
Total interest expense on deposit liabilities	$8,325	$14,655	$19,568

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

7.  Borrowings

Borrowings consist of the following:
	December 31, 2013		December 31, 2012
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$40,000	0.13%	–	–
FHLB term advances maturing in:
2013	–	–	$217	4.17%
2014	–	–	–	–
2015	23,450	0.80	23,450	0.80
2016	23,450	1.04	23,450	1.04
2017	37,795	1.48	37,823	1.49
2018	42,470	2.11	45,144	2.30
2019 and thereafter	77,735	3.51	80,702	3.57
Total borrowings	$244,900	1.91%	$210,786	2.34%

All of the Company’s FHLB advances are subject to prepayment penalties if voluntarily repaid prior to their stated maturity.

The Company is required to pledge certain unencumbered mortgage loans and mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago.  Advances are also collateralized by the shares of capital stock of the FHLB of Chicago that are owned by the Company.  The Company’s borrowings at the FHLB of Chicago are limited to the lesser of:  (i) 35% of total assets; (ii) twenty (20) times the FHLB of Chicago capital stock owned by the Company; or (iii) the total of 60% of the book value of certain multi-family mortgage loans, 75% of the book value of one- to four-family mortgage loans, and 95% of certain mortgage-related securities .

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as these terms are defined in regulations).  Management believes, as of December 31, 2013, that the Bank met all capital adequacy requirements.  Management is not aware of any conditions or events, which would change the Bank’s status as well capitalized.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

8.  Shareholders’ Equity (continued)

The Bank’s actual and required regulatory capital amounts and ratios as of December 31, 2013 and 2012, are presented in the following table:

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital	$272,074	17.82%	$122,159	8.00%	$152,698	10.00%
(to risk-weighted assets)
Tier 1 capital	252,931	16.56	61,079	4.00	91,619	6.00
(to risk-weighted assets)
Tier 1 capital	252,931	10.89	92,943	4.00	116,179	5.00
(to adjusted total assets)

As of December 31, 2012:
Total capital	$264,012	18.02%	$117,195	8.00%	$146,494	10.00%
(to risk-weighted assets)
Tier 1 capital	245,660	16.77	58,598	4.00	87,897	6.00
(to risk-weighted assets)
Tier 1 capital	245,660	10.28	95,553	4.00	119,441	5.00
(to adjusted total assets)

The following table presents reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	December 31, 2013		December 31, 2012
	Risk-	Tier 1	Risk-	Tier 1
	Based	(Core)	Based	(Core)
	Capital	Capital	Capital	Capital
Total equity including non-controlling interest according to the Bank’s records	$272,407	$272,407	$269,446	$269,446
Net unrealized gain on securities available for sale, net of taxes	(4,255)	(4,255)	(6,380)	(6,380)
Additional minimum pension asset, net of taxes	6,574	6,574	11,098	11,098
Deposit-based intangible	(256)	(256)	(395)	(395)
Investment in “non-includable” subsidiaries	(3,039)	(3,039)	(3,109)	(3,109)
Disallowed deferred tax assets	(18,500)	(18,500)	(25,000)	(25,000)
Allowance for loan losses	19,143	–	18,352	–
Regulatory capital	$272,074	$252,931	$264,012	$245,660

The following table summarizes the components of accumulated other comprehensive income (loss), net of related income tax effects, as of the dates shown:

	December 31
	2013	2012
Net unrealized gain on securities available-for-sale	$4,255	$6,380
Qualified and supplemental defined benefit plans	(6,518)	(10,998)
Other post-retirement benefit plans	(56)	(99)
Accumulated other comprehensive income (loss)	$(2,319)	$(4,717)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

9.  Earnings (Loss) Per Share

The computation of the Company’s basic and diluted earnings (loss) per share is presented in the following table.

	Year Ended December 31
	2013	2012	2011
Basic earnings (loss) per share:
Net income (loss)	$10,796	$6,754	$(47,565)
Weighted-average shares outstanding	46,204,917	46,184,264	46,038,686
Vested MRP shares during the period	25,710	7,104	6,978
Basic shares outstanding	46,230,627	46,191,368	46,045,664
Basic earnings (loss) per share	$0.23	$0.15	$(1.03)

Diluted earnings (loss) per share:
Net income (loss)	$10,796	$6,754	$(47,565)
Weighted-average shares outstanding used in basic earnings (loss) per share	46,230,627	46,191,368	46,045,664
Net dilutive effect of:
Stock option shares	162,239	8,654	–
Non-vested MRP shares	30,725	9,557	–
Diluted shares outstanding	46,423,591	46,209,579	46,045,664
Diluted earnings (loss) per share	$0.23	$0.15	$(1.03)

The Company had stock options for 1,778,000, 2,268,500, and 2,382,500 shares outstanding at December 31, 2013, 2012, and 2011, respectively, which were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.  These shares had weighted-average exercise prices of $10.53, $9.37, and $9.46, as of those same dates, respectively.

10.  Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”).  The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis.  The Company then matches a percentage of the employee’s contributions.  Matching contributions made by the Company were $206 in 2013, $198 in 2012 and $173 in 2011.

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

Effective January 1, 2013, the Company closed the qualified defined benefit pension plan to employees that were not eligible to participate in the plan as of that date, as well as any employees hired after that date.  In addition, effective for service performed after March 1, 2013, the Company reduced certain benefits paid under the qualified and supplemental plans related to any employee service performed after that date.   Finally, effective January 1, 2014, the Company froze the benefits of participants in the qualified defined benefit pension plan that had less than 20 years of service.  This change also resulted in the future benefits under the Company’s supplemental defined benefit pension plan being effectively frozen.  The effect of freezing the qualified plan was a curtailment gain, which reduced the projected benefit obligation and the unrecognized loss by $2,395.  This amount was recognized through accumulated other comprehensive income (loss).

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

10.  Employee Benefit Plans (continued)

The changes in plan assets and benefit obligations at December 31, 2013 and 2012, are presented in the following table.

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2013	2012	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	$51,412	$47,107	–	–
Actual return on plan assets	(725)	5,476	–	–
Employer contributions	–	–	$579	$297
Benefits paid	(1,431)	(1,171)	(579)	(297)
Fair value of plan assets at end of year	49,256	51,412	–	–
Change in benefit obligation:
Benefit obligation at beginning of year	62,838	54,144	10,624	9,102
Service cost	3,081	2,898	160	116
Interest cost	2,300	2,254	388	377
Actuarial loss (gain)	(6,539)	4,713	(410)	1,326
Curtailment gain on plan amendment	(2,395)	–	–	–
Benefits paid	(1,431)	(1,171)	(579)	(297)
Benefit obligation at end of year	57,854	62,838	10,183	10,624
Funded status at the end of the year	$(8,598)	$(11,426)	$(10,183)	$(10,624)

The underfunded status of the qualified and supplemental pension plans at December 31, 2013, are recognized in the consolidated statement of financial condition as accrued pension liability, which is included as a component of other liabilities.

The following tables summarize the changes in pension plan assets and benefit obligations recognized in accumulated other comprehensive income (loss), net of related income tax effect, for the periods indicated:

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2013	2012	2013	2012
Balance in accumulated other comprehensive income (loss) at the beginning of year	$(9,844)	$(9,542)	(1,154)	$(366)
Change in unrecognized loss	2,550	(302)	467	(796)
Curtailment gain on plan amendment	1,437	–	–	–
Change in prior service cost	–	–	26	8
Total recognized in other comprehensive loss	3,987	(302)	493	(788)
Balance in accumulated other comprehensive income (loss) at the end of year	$(5,857)	$(9,844)	$(661)	$(1,154)

The $661 in accumulated other comprehensive income (loss) as of December 31, 2013, for the supplemental pension plan consisted of $635 in unrecognized loss and $26 in prior service costs.  The $1,154 in accumulated other comprehensive income (loss) as of December 31, 2012, for the supplemental pension plan consisted of $1,128 in unrecognized loss and $26 in prior service costs.   All period-end balances in the table for the qualified pension plan consisted of unrecognized loss.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

10.  Employee Benefit Plans (continued)

The estimated net of tax costs that will be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year is $661 for the qualified plan.  The accumulated benefit obligations for the qualified defined benefit pension plan were $54,703 at December 31, 2013, and $58,965 at December 31, 2012.

The assumptions used to determine the benefit obligations as of December 31 is as follows:

	2013	2012
Discount rate	4.70%	3.70%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets (qualified plan)	6.00	6.50

The assumptions used to determine the net cost for the years ended December 31 is as follows:

	2013	2012	2011
Discount rate	3.70%	4.21%	5.32%
Rate of increase in compensation levels	3.00	3.00	3.50
Expected long-term rate of return on plan assets (qualified plan)	6.50	6.50	6.50

The expected long-term rate of return was estimated using a combination of the expected rate of return for immediate participation contracts and the historical rate of return for immediate participation contracts.

Using an actuarial measurement date of December 31, 2013, 2012, and 2011, components of net periodic benefit cost follow:

	2013	2012	2011
Qualified pension plan:
Interest cost	$2,300	$2,254	$2,275
Service cost	3,081	2,898	2,505
Expected return on plan assets	(3,297)	(3,022)	(2,601)
Amortization of net loss	1,732	1,759	865
Net periodic cost	$3,816	$3,889	$3,044
Supplemental pension plan:
Interest cost	$388	$377	$417
Service cost	160	116	46
Amortization of prior service cost	44	13	6
Amortization of net loss from earlier periods	368	–	–
Net periodic cost	$960	$506	$469

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

10.  Employee Benefit Plans (continued)

At December 31, 2013, the projected benefit payments for each of the plans are as follows:

	Qualified	Supplemental
	Pension Plan	Pension Plan	Total
2014	$2,156	$1,097	$3,253
2015	2,466	917	3,383
2016	2,706	847	3,553
2017	2,949	829	3,778
2018	3,184	799	3,983
2019 – 2023	19,238	3,823	23,061
Total	$32,699	$8,312	$41,011

The following tables summarize the fair value of the Company’s qualified pension plan assets as of the dates indicated:

	December 31, 2013
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market fund	$354	–	$354	–
Equity security	1,173	$1,173	–	–
Immediate participation guarantee contract	47,729	–	–	$47,729
Total	$49,256	$1,173	$354	$47,729

	December 31, 2012
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market fund	$325	–	$325	–
Equity security	808	$808	–	–
Immediate participation guarantee contract	50,279	–	–	$50,279
Total	$51,412	$808	$325	$50,279

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

The equity securities are shares of stock issued by the life insurance company when it demutualized.  This investment is valued at the closing price reported in the active market in which the security is traded.   The money market fund, which invests in short-term U.S. government securities, is based on a $1.00 net asset value (“NAV”) specified by the fund manager.   The fund is not traded in an active market.  The fund manager bases its estimate of the NAV on quoted prices for similar assets in active markets.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

10.  Employee Benefit Plans (continued)

The following table presents a summary of the changes in the fair value of the pension plan’s Level 3 asset during the periods indicated.   As noted above, the Company’s Level 3 asset consists entirely of a group annuity contract issued by an insurance company.
	2013	2012
Fair value at the beginning of the period	$50,279	$46,182
Actual return on plan assets	(1,119)	5,268
Employer contribution	–	–
Benefits paid	(1,431)	(1,171)
Fair value at the end of the period	$47,729	$50,279

The Company has a deferred retirement plan for certain non-officer directors who have provided at least five years of service.  All eligible directors’ benefits have vested.  In the event a director dies prior to completion of these payments, payments will go to the director’s heirs.  The Company has funded these arrangements through “rabbi trust” arrangements and, based on actuarial analyses, believes these obligations are adequately funded.  The Company also has supplemental retirement plans for certain executives of a financial institution it acquired in 2000.  The liabilities related to these plans were $3,553 and $3,453 at December 31, 2013 and 2012 respectively.  The net expense related to these plans for the years ended December 31, 2013, 2012, and 2011 was $199, $189, and $194, respectively.

11.  Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for stock option awards of up to 4,106,362 shares and MRP awards of up to 1,642,521 shares.  Options or MRP awards granted under the 2004 Plan vest over five years and, in the case of options, have expiration terms of ten years.  As of December 31, 2013, options for 269,362 shares and 426,621 MRP shares remain eligible for award under the 2004 Plan.    No further awards may be made under the 2004 Plan after February 1, 2014.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $237 for 2013, $186 for 2012, and $120 for 2011. Outstanding non-vested MRP grants had a fair value of $1,025 and an unamortized cost of $631 at December 31, 2013. The cost of these shares is expected to be recognized over a weighted-average period of 1.76 years.

The Company recorded stock option compensation expenses of $301, $232, and $161, for 2013, 2012, and 2011, respectively.  As of December 31, 2013, there was $845 in total unrecognized stock option compensation expense related to non-vested options.  This cost is expected to be recognized over a weighted-average period of 1.64 years.

The following schedule reflects activity in the Company’s vested and non-vested stock options and related weighted-average exercise prices for the periods indicated.
	Year Ended December 31
	2013		2012		2011
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise	Options	Exercise
Outstanding at beginning of year	2,671,000	$8.4711	2,382,500	$9.4637	2,462,464	$9.0184
Granted	352,000	4.9439	412,500	3.3999	438,500	4.9730
Exercised	(18,200)	4.7764	–	–	(488,464)	3.2056
Forfeited	(49,800)	8.4373	(124,000)	10.6730	(30,000)	9.1735
Outstanding at end of year	2,955,000	$8.0742	2,671,000	$8.4711	2,382,500	$9.4637

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

11.  Stock-Based Benefit Plans (continued)

The following table provides additional information regarding the Company’s outstanding options as of December 31, 2013.
	Remaining	Non-Vested Options		Vested Options
	Contractual	Stock	Intrinsic	Stock	Intrinsic
	Life	Options	Value	Options	Value
Exercise price:
$10.673	0.3	–	–	$1,546,000	–
$12.234	2.5	–	–	50,000	–
$11.160	4.3	–	–	32,000	–
$12.025	4.6	–	–	50,000	–
$7.226	6.3	$20,000	–	30,000	–
$4.740	7.0	28,000	$64	42,000	$95
$5.050	7.0	213,000	417	140,000	274
$4.300	7.2	15,000	41	10,000	27
$3.720	7.6	10,500	35	7,000	23
$3.390	8.0	322,000	1,166	77,500	281
$3.800	8.3	8,000	26	2,000	6
$4.820	9.1	302,000	661	–	–
$5.360	9.3	20,000	33	–	–
$5.360	9.4	20,000	26	–	–
$6.340	9.6	10,000	7	–	–
Total		968,500	$2,476	$1,986,500	$706
Weighted-average remaining contractual life		8.1 years		1.6 years
Weighted-average exercise price		$4.4590		$9.8327

The total intrinsic value of options exercised was $25 and $296 during 2013 and 2011, respectively.  There were no options exercised in 2012.  The weighted-average grant date fair value of non-vested options at December 31, 2013, was $1.51 per share.  In 2013 22,800 non-vested options were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options.  This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate.  Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using five-years of actual price activity in the Company’s stock.  The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations.  The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate.  The following weighted-average assumptions were used to value 352,000 options granted during 2013:  risk free interest rate of 1.28%, dividend yield of 1.67%, expected stock volatility of 30%, and expected term to exercise of 7.5 years.  The following weighted-average assumptions were used to value 412,500 options granted during 2012:  risk free interest rate of 1.50%, dividend yield of 1.18%, expected stock volatility of 25%, and expected term to exercise of 7.5 years.  The following weighted-average assumptions were used to value 438,500 options granted during 2011:  risk free interest rate of 2.06%, dividend yield of 2.00%, expected stock volatility of 25%, and expected term to exercise of 7.5 years.

The Company has no stock compensation plans that have not been approved by shareholders.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

12.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2010.  If any interest and/or penalties would be imposed by an appropriate taxing authority, the Company would report the interest component as a reduction of income (loss) before income taxes and would report penalties through income tax expense.  The Company had no material uncertain tax positions and had not recorded a liability for unrecognized tax benefits as of or during the three years ended December 31, 2013.

The Company’s provision for income taxes consists of the following for the periods indicated:

	Year Ended December 31
	2013	2012	2011
Current income tax expense (benefit):
Federal	$487	$47	$45
State	8	3	(123)
Current income tax expense (benefit)	495	50	(78)
Deferred income tax expense:
Federal	4,077	2,629	1,475
State	1,130	657	355
Deferred income tax expense	5,207	3,286	1,830
Income tax expense (benefit)	$5,702	$3,336	$1,752

Income tax expense (benefit) differs from the provision computed at the federal statutory corporate rate as follows:

	Year Ended December 31
	2013	2012	2011
Income (loss) before income taxes	$16,450	$10,038	$(45,863)
Tax expense (benefit) at federal statutory rate	$5,774	$3,531	$(16,035)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	741	429	239
Bank-owned life insurance	(835)	(741)	(831)
Goodwill impairment	–	–	18,399
Other	22	117	(20)
Income tax expense	$5,702	$3,336	$1,752

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

12.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2013	2012
Deferred tax assets:
Federal net operating losses and AMT credits	$12,077	$18,441
Pension	7,654	9,400
Loan loss reserves	9,460	8,662
State net operating losses	5,114	6,172
Non-deductible losses on foreclosed real estate	1,638	2,836
Deferred compensation	1,825	1,558
Other-than-temporary impairment of investment securities	253	258
Restricted stock amortization	255	205
Other	1,379	1,371
Total deferred tax assets	39,655	48,903
Deferred tax liabilities:
Unrealized gain on investment securities	2,850	4,273
Purchase accounting adjustments	2,833	2,967
Mortgage servicing rights	3,507	2,737
FHLB stock dividends	1,200	2,592
Property and equipment depreciation	1,483	1,776
Other	395	347
Total deferred tax liabilities	12,268	14,692
Net deferred tax asset	$27,387	$34,211

As of December 31, 2013, the Company had $30,109 and $98,365 in net operating loss carryovers for federal and state income tax purposes, respectively, and $1,539 in AMT credit carryovers available to offset against future income.   The net operating loss carryovers expire in various years through 2031 if unused.    The AMT credit carryovers have no expiration date.

In first quarter of 2014 the Company reached an agreement with the Wisconsin Department of Revenue (the “Department”) related to a certain tax matter in which the Department disagreed with the Company’s position (the “Agreement”).  The Company believes its position in this matter would have prevailed against any future legal proceedings or other actions that the Department might have taken against the Company, if any.  Accordingly, the Company did not provide an allowance in prior periods for a potential loss related to this matter.  Furthermore, the Agreement with the Department was not anticipated by management as of December 31, 2013.  However, the Company entered into the Agreement to avoid future expected costs to defend its position in a potential legal proceeding or other actions that the Department might have taken against the Company.  The Agreement resulted in the payment of $797 by the Company to the Department in the first quarter of 2014, which will be included in the Company’s income tax expense in that quarter, net of an estimated federal tax benefit of $279.   In exchange for this payment, the Department closed its examination related to this matter and declared all tax years prior to 2010 closed to future examination.  Other than the impact on income tax expense in the first quarter of 2014, the Agreement will not have an impact on the future financial condition, results of operations, or liquidity of the Company.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

Off-balance sheet financial instruments or obligations that represent exposure to credit risk under commitments to extend credit are summarized in the following table as of the dates indicated:

	December 31
	2013	2012
Unused commercial lines of credit	$104,734	$75,354
Commercial loans	1,535	3,000
Standby letters of credit	3,350	1,512
Real estate loan commitments:
Fixed rate	29,158	49,899
Adjustable rate	141,604	62,752
Unused consumer lines of credit	168,645	152,109

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market.  The Company uses derivative financial instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative financial instruments.  The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Fannie Mae.  Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period.  Such forward commitments are considered to be derivative financial instruments.  These derivatives are not designated as accounting hedges as specified in GAAP.  As such, changes in the fair value of the derivative instruments are recognized currently through earnings.  As of December 31, 2013 and 2012, net unrealized gains of $93 and $1,215, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $16 and $277 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated.  These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP.  None of these derivative financial instruments are designated by the Company as accounting hedges as specified in GAAP.  As such, the fair market value of the interest rate swaps and embedded derivatives will be carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in other non-interest income.  During the years ended December 31, 2013 and 2012, net unrealized gains of $32 and zero, respectively, and net unrecognized losses of $32 and zero, respectively, related to interest rate swaps and embedded derivatives were recorded in other non-interest income.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

13.  Financial Instruments with Off-Balance-Sheet Risk (continued)

The following table summarizes the Company’s derivative financial instruments as of the dates indicated.

	December 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$4,361	$60	$83,882	$1,414
Forward commitments to sell loans	4,085	33	75,750	(199)
Embedded derivatives on commercial loans	4,983	32	–	–
Pay-fixed interest rate swaps	4,983	(32)	–	–
Net unrealized gains		$93		$1,215

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated.  The unrealized losses were included in other liabilities as of the dates indicated.

14.  Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value measurements based on the observability of those inputs.  Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3).   There were no transfers of assets or liabilities between categories of the fair value hierarchy during the years ended December 31, 2013 and 2012.

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

December 31, 2013

(Dollars in thousands, except share and per share amounts)

14.  Fair Value Measurements (continued)

Loans Held-for-Sale  The fair value of loans held-for-sale is based on the current market price for securities collateralized by similar loans.  The Company considers the fair value of loans held-for-sale to be Level 2 in the fair value hierarchy.

Loans Receivable   Loans receivable are segregated by type such as commercial and industrial loans, commercial real estate mortgage loans, multi-family real estate mortgage loans, one- to four-family mortgage loans, and home equity and other consumer loans.  The fair value of each type is calculated by discounting scheduled cash flows through the expected maturity of the loans using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan type.  The estimated maturity is based on the Company’s historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.  The Company considers the fair value of loans receivable to be Level 3 in the fair value hierarchy.

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of December 31, 2013:
	Weighted-
	Average	Range
Loan size	$124	$2–$413
Contractual interest rate	3.79%	2.00%–7.15%
Constant prepayment rate (“CPR”)	8.49%	5.18%-31.51%
Remaining maturity in months	238	7–480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$35	–
Discount rate	9.80%	9.75%–11.50%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements.   Pools determined to be impaired at December 31, 2013, had an amortized cost basis of $10 and a fair value of $9 as of that date.   Accordingly, the Company recorded a valuation allowance of $1 as of December 31, 2013, as well as a corresponding gain of $2,395 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period.  Pools determined to be impaired at December 31, 2012, had an amortized cost basis of $8,523 and a fair value of $6,127 as of that date.   Accordingly, the Company recorded a valuation allowance of $2,396 as of December 31, 2012, as well as a corresponding loss of $1,528 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period.

Federal Home Loan Bank Stock  FHLB of Chicago stock is carried at cost, which is its redeemable (fair) value, since the market for this stock is restricted.  The Company considers the fair value of FHLB of Chicago stock to be Level 2 in the fair value hierarchy.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

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

Off-Balance Sheet Financial Instruments    Off-balance sheet financial instruments consist of commitments to extend credit, IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives related to certain commercial loan relationships.  Commitments to extend credit that are not IRLCs generally carry variable rates of interest.  As such, the fair value of these instruments is not material.  The Company considers the fair value of these instruments  to be Level 2 in the fair value hierarchy.  The carrying value of IRLCs, forward commitments to sell loans, interest rate swaps and embedded derivatives is equal to their fair value.  For IRLCs and forward commitments, the fair value is the difference between the current market prices for securities collateralized by similar loans and the notional amounts of the IRLCs and forward commitments.  The fair value of the Company’s interest rate swaps and embedded derivatives is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance or credit risk component. The Company considers the fair value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives to be Level 2 in the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the dates indicated.

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$42,456	$42,456	$87,059	$87,059
Mortgage related securities available-for-sale	446,596	446,596	550,185	550,185
Mortgage related securities held-to-maturity	155,505	153,223	157,558	163,589
Loans held-for-sale	1,798	1,798	10,739	10,739
Loans receivable, net	1,508,996	1,508,092	1,402,246	1,400,415
Mortgage servicing rights, net	8,737	10,479	6,821	7,032
Federal Home Loan Bank stock	12,245	12,245	15,841	15,841
Accrued interest receivable	5,910	5,910	6,257	6,257
Deposit liabilities	1,762,682	1,647,540	1,867,899	1,807,016
Borrowings	244,900	251,826	210,786	227,957
Advance payments by borrowers	3,431	3,431	4,956	4,956
Accrued interest payable	450	450	476	476

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

14.  Fair Value Measurements (continued)

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	$60	$60	$1,414	$1,414
Forward commitments to sell loans	33	33	(199)	(199)
Embedded derivatives on commercial loans	32	32	–	–
Pay-fixed interest rate swaps	(32)	(32)	–	–

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$1,798	–	$1,798
Mortgage-related securities available-for-sale	–	446,596	–	446,596
Total	–	$448,394	–	$448,394

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$10,739	–	$10,739
Mortgage-related securities available-for-sale	–	550,185	–	550,185
Total	–	$560,924	–	$560,924

Impaired Loans  For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the  collateral  less  estimated  selling  costs  (collectively the “collateral value method”)  or  (ii)  the present value of the estimated cash flows discounted at the loan’s original effective interest rate  (the  “discounted cash flow method”).   The resulting valuation allowance, if any, is a component of the allowance for loan losses.  The discounted cash flow method is a fair value measure.  For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans.  Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business.   Selling costs are generally estimated at 10%.   Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal.  A significant unobservable input in using net operating income to estimate fair value is the capitalization rate.   At December 31, 2013, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%.  The Company considers these fair values to be Level 3 in the fair value hierarchy.  For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $1,000 was recorded for loans with a recorded investment of $49,066 at December 31, 2013.  These amounts were $2,041 and $57,638 at December 31, 2011, respectively.  Provision for loan losses related to these loans was $380 and $428 in 2013 and 2012, respectively.

Foreclosed Properties  Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell.  In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph.  In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties.  In such instances, the list price is generally less than the appraised value.  The Company considers these

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

14.  Fair Value Measurements (continued)

fair values to be Level 3 in the fair value hierarchy.  As of December 31, 2013, $6,612 in foreclosed properties were valued at collateral value compared to $12,170 at December 31, 2012.  Losses of $1,672 and $2,497 related to these foreclosed properties valued at collateral value were recorded during the twelve months ended December 31, 2013 and 2012, respectively.

15.  Condensed Parent Company Only Financial Statements

STATEMENT OF FINANCIAL CONDITION
	December 31
Assets	2013	2012

Cash and cash equivalents	$10,926	$3,284
Investment in subsidiary	269,522	266,513
Other assets	589	2,056

Total assets	$281,037	$271,853

Liabilities and shareholders’ equity

Total liabilities	–	–
Shareholders’ equity:
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2013 and 2012
Issued–78,783,849 shares in 2013 and 2012
Outstanding–46,438,284 shares in 2013 and 46,326,484 shares in 2012	788	788
Additional paid-in capital	489,238	489,960
Retained earnings	151,384	145,231
Accumulated other comprehensive income (loss)	(2,319)	(4,717)
Treasury stock–32,345,565 shares in 2013 and 32,457,365 shares in 2012	(358,054)	(359,409)
Total shareholders’ equity	281,037	271,853

Total liabilities and shareholders’ equity	$281,037	$271,853

STATEMENT OF INCOME
	Year Ended December 31
	2013	2012	2011
Total income	$9	$3	$17
Total expenses	836	796	863
Loss before income taxes	(827)	(793)	(846)
Income tax benefit	(323)	(306)	(464)
Loss before equity in earnings of subsidiary	(504)	(487)	(382)
Equity in earnings (loss) of subsidiary	11,300	7,241	(47,183)

Net income (loss)	$10,796	$6,754	$(47,565)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(Dollars in thousands, except share and per share amounts)

15.  Condensed Parent Company Only Financial Statements (continued)

STATEMENT OF TOTAL COMPREHENSIVE INCOME
	Year Ended December 31
	2013	2012	2011
Net income (loss)	$10,796	$6,754	$(47,565)
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) during the period:
Non-credit portion of OTTI on securities available-for sale, net of
deferred income taxes of $(196) in 2012 and $(563) in 2011	–	(293)	(842)
Change in net unrealized gain on securities available-for-sale, net of
deferred income taxes of $(1,424) in 2013, $1,593 in 2012, and $5,028 in 2011	(2,125)	2,378	7,511
Reclassification adjustment for gain on securities included in income,
net of income taxes of $(218) in 2012 and $(446) in 2011	–	(325)	(667)
	(2,125)	1,760	6,002
Defined benefit pension plans:
Pension asset, net of deferred income taxes of $2,058 in 2013, $(732)
in 2012, and $(2,990) in 2011	3,086	(1,098)	(4,484)
Curtailment gain on plan amendment, net of deferred income taxes of $958	1,437	–	–
	4,523	(1,098)	(4,484)
Total other comprehensive income, net of income taxes	2,398	662	1,518

Total comprehensive income (loss)	$13,194	$7,416	$(46,047)

STATEMENT OF CASH FLOWS
	Year Ended December 31
	2013	2012	2011
Operating activities:
Net income (loss)	$10,796	$6,754	$(47,565)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss (earnings) of subsidiary	(11,300)	(7,241)	47,183
Stock-based compensation	85	88	67
Change in other operating activities	1,467	(353)	(1,577)
Net cash provided (used) by operating activities	1,048	(752)	(1,892)
Investing activities:
Dividends from Bank subsidiary	10,920	4,130	730
Other investing activities	230	(409)	170
Net cash provided by investing activities	11,150	3,721	900
Financing activities:
Cash dividends	(4,643)	(2,316)	(2,880)
Proceeds from exercise of stock options	87	–	1,416
Other financing activities	–	564	49
Net cash used in financing activities	(4,556)	(1,752)	(1,415)
Increase (decrease) in cash and cash equivalents	7,642	1,217	(2,407)
Cash and cash equivalents at beginning of year	3,284	2,067	4,474

Cash and cash equivalents at end of year	$10,926	$3,284	$2,067

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013, that the disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon its assessment and those criteria, management believes that as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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
Milwaukee, Wisconsin

We have audited the internal control over financial reporting of Bank Mutual Corporation and subsidiaries  (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 7, 2014

Item 9B.   Other Information

Not applicable.

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

Information in response to this item is incorporated herein by reference to “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 5, 2014 (the “2014 Annual Meeting Proxy Statement”).

Item 11.   Executive Compensation

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Directors' Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Risk Management and Compensation” in the 2014 Annual Meeting Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” and “Approval of the 2014 Bank Mutual Corporation Incentive Compensation Plan” in the 2014 Annual Meeting Proxy Statement.

The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2013.

Number of securities
remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in 1st column)
Equity compensation plans
approved by security holders (1)	2,955,000	$8.0742	695,983
Equity compensation plans not
approved by security holders	None	None	None

(1)	All amounts in these columns relate to the 2004 Plan, which was approved by the shareholders in 2004. No further awards may be granted under this plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees” and “Certain Transactions and Relationships with the Company” in the 2014 Annual Meeting Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2014 Annual Meeting Proxy Statement.

Part IV

Item 15.   Exhibits, Financial Statement Schedules

(a)   Documents filed as part of the Report:

1. and 2.   Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of the Company and subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data”:

•	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements.

•	Consolidated Statements of Financial Condition—As of December 31, 2013 and 2012.

•	Consolidated Statements of Income—Years Ended December 31, 2013, 2012, and 2011.

•	Consolidated Statements of Total Comprehensive Income—Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Equity—Years Ended December 31, 2013, 2012, and 2011.

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2013, 2012, and 2011.

•	Notes to Consolidated Financial Statements.

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

BANK MUTUAL CORPORATION
March 7, 2014

	By:	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

_________________

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes David A. Baumgarten, Michael W. Dosland, Richard L. Schroeder or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.
________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

Signature and Title

/s/ David A. Baumgarten	/s/ Thomas H. Buestrin
David A. Baumgarten, President, Chief Executive	Thomas H. Buestrin, Director
Officer, and Director (Principal Executive Officer)

/s/ Michael W. Dosland	/s/ Mark C. Herr
Michael W. Dosland, Senior Vice President and	Mark C. Herr, Director
Chief Financial Officer (Principal Financial
Officer)

/s/ Richard L. Schroeder	/s/ Thomas J. Lopina, Sr.
Richard L. Schroeder, Vice President and	Thomas J. Lopina, Sr., Director
Controller (Principal Accounting Officer)

/s/ Michael T. Crowley, Jr.	/s/ William J. Mielke
Michael T. Crowley, Jr., Chairman and Director	William J. Mielke, Director

/s/ David C. Boerke	/s/ Robert B. Olson
David C. Boerke, Director	Robert B. Olson, Director

/s/ Richard A. Brown	/s/ Jelmer G. Swoboda
Richard A. Brown, Director	Jelmer G. Swoboda, Director

*  Each of the above signatures is affixed as of March 7, 2014.

BANK MUTUAL CORPORATION
(“Bank Mutual Corporation” or the “Company”)
Commission File No. 000-32107

EXHIBIT INDEX
TO
2013 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2013:

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company's Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Bank Mutual Corporation Outside Directors’ Retirement Plan	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan **	Exhibit 10.3 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (in effect only as to post-retirement matters)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6*	Form of Employment Agreement (with Messrs. Anderegg, Dosland, Larson, Mayne, and certain other executive officers; continuing through 2014)	Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”)

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.7*	Employment Agreement of Mr. Baumgarten with Bank Mutual dated as of April 5, 2010 (continuing through 2015)	Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2010

10.8(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

10.8(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.9(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan	Appendix A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.9(b)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Director Stock Option Agreement (superseded)	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

10.9(b)(ii)*	2011 updated Form of Bank Mutual Corporation Director Stock Option Agreement	Exhibit 10.11(b)(ii) to the 2010 10-K

10.9(c)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.1(c ) to the 6/30/04 10-Q

10.9(c)(ii)*	2010 updated Form of Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.11(c )(ii) to the 2010 10-K

10.9(c)(iii)*	2012 alternate Form of Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.10(c)(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”)

10.9(d)*	Form of Restricted Stock Agreement thereunder - Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6/30/04 10-Q

10.9(e)(i)*	Form of Restricted Stock Agreement thereunder—Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6/30/04 10-Q

10.9(e)(ii)*	2011 updated Form of Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.11(e)(ii) to the 2010 10-K

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.9(e)(iii)*	2012 alternate Form of Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.10(e)(iii) to the 2011 10-K

10.10*	Bank Mutual Corporation Management Incentive Plan	Exhibit 10.11(b) to the 2011 10-K

21.1	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation
X

101
The following materials are provided from Bank Mutual Corporation’s Annual Report on Form  10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”):  (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and   (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Extension Labels Linkbase Document		X

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Mutual Savings Bank is now known as “Bank Mutual.”

