Form 10-Q
period 2014-03-31
BANK MUTUAL CORP
filed 2014-05-06
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes   ☐            No  ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,551,284 shares, at May 6, 2014.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	March 31	December 31
	2014	2013
	(Dollars in thousands)
Assets
Cash and due from banks	$27,675	$23,747
Interest-earning deposits	17,401	18,709
Cash and cash equivalents	45,076	42,456
Mortgage-related securities available-for-sale, at fair value	421,118	446,596
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $154,505 in 2014 and $153,223 in 2013)	154,966	155,505
Loans held-for-sale	4,276	1,798
Loans receivable (net of allowance for loan losses of $23,577 in 2014 and $23,565 in 2013)	1,502,271	1,508,996
Mortgage servicing rights, net	8,434	8,737
Other assets	182,866	183,261

Total assets	$2,319,007	$2,347,349

Liabilities and equity

Liabilities:
Deposit liabilities	$1,742,470	$1,762,682
Borrowings	229,596	244,900
Advance payments by borrowers for taxes and insurance	13,000	3,431
Other liabilities	46,843	52,414
Total liabilities	2,031,909	2,063,427
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2014 and 2013 Issued and outstanding–none in 2014 and 2013	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2014 and 2013 Issued–78,783,849 shares in 2014 and 2013
Outstanding–46,551,284 shares in 2014 and 46,438,284 in 2013	788	788
Additional paid-in capital	488,096	489,238
Retained earnings	152,831	151,384
Accumulated other comprehensive loss	(1,715)	(2,319)
Treasury stock–32,232,565 shares in 2014 and 32,345,565 in 2013	(356,675)	(358,054)
Total shareholders’ equity	283,325	281,037
Non-controlling interest in real estate partnership	3,773	2,885
Total equity including non-controlling interest	287,098	283,922

Total liabilities and equity	$2,319,007	$2,347,349

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,292	$16,208
Mortgage-related securities	3,356	3,927
Investment securities	22	13
Interest-earning deposits	3	27
Total interest income	19,673	20,175
Interest expense:
Deposit liabilities	1,363	2,765
Borrowings	1,163	1,225
Total interest expense	2,526	3,990
Net interest income	17,147	16,185
Provision for loan losses	13	891
Net interest income after provision for loan losses	17,134	15,294
Non-interest income:
Deposit-related fees and charges	2,858	2,919
Brokerage and insurance commissions	688	691
Mortgage banking revenue, net	630	2,682
Income from bank-owned life insurance (“BOLI”)	467	724
Other non-interest income	252	416
Total non-interest income	4,895	7,432
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	9,859	11,053
Occupancy and equipment	3,350	3,079
Federal insurance premiums	374	807
Advertising and marketing	464	527
Losses and expenses on foreclosed real estate, net	361	1,132
Other non-interest expense	2,351	2,398
Total non-interest expense	16,759	18,996
Income before income taxes	5,270	3,730
Income tax expense	2,438	1,199
Net income before non-controlling interest	2,832	2,531
Net loss attributable to non-controlling interest	12	14

Net income	$2,844	$2,545

Per share data:
Earnings per share–basic	$0.06	$0.05
Earnings per share–diluted	$0.06	$0.05
Cash dividends per share paid	$0.03	$0.02

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Net income before non-controlling interest	$2,832	$2,531
Other comprehensive income, net of tax:
Unrealized holding gains during the period:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $337in 2014 and $55 in 2013	503	82
	503	82
Defined benefit pension plans:
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $68 in 2014 and $212 in 2013	101	319
	101	319
Total other comprehensive income, net of tax	604	401
Total comprehensive income before non-controlling interest	3,436	2,932
Comprehensive loss attributable to non-controlling interest	12	14

Total comprehensive income	$3,448	$2,946

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2014	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922
Net income	–	–	2,844	–	–	–	2,844
Net loss attributable to non-controlling interest	–	–	–	–	–	(12)	(12)
Other comprehensive income	–	–	–	604	–	–	604
Equity contribution by non-controlling interest	–	–	–	–	–	900	900
Issuance of management recognition plan shares	–	(1,379)	–	–	1,379	–	–
Share based payments	–	237	–	–	–	–	237
Cash dividends ($0.03 per share)	–	–	(1,397)	–	–	–	(1,397)

Balance at March 31, 2014	$788	$488,096	$152,831	$(1,715)	$(356,675)	$3,773	$287,098

Balance at January 1, 2013	$788	$489,960	$145,231	$(4,717)	$(359,409)	$2,933	$274,786
Net income	–	–	2,545	–	–	–	2,545
Net loss attributable to non-controlling interest	–	–	–	–	–	(14)	(14)
Other comprehensive income	–	–	–	401	–	–	401
Issuance of management recognition plan shares	–	(1,134)	–	–	1,134	–	–
Share based payments	–	156	–	–	–	–	156
Cash dividends ($0.02 per share)	–	–	(929)	–	–	–	(929)

Balance at March 31, 2013	$788	$488,982	$146,847	$(4,316)	$(358,275)	$2,919	$276,945

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2014	2013
Operating activities:	(Dollars in thousands)
Net income	$2,844	$2,545
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	13	891
Loss on foreclosed real estate, net	234	883
Provision for depreciation	698	655
Amortization of mortgage servicing rights	422	1,008
Decrease in MSR valuation allowance	(1)	(1,114)
Net premium amortization on securities	478	581
Loans originated for sale	(13,043)	(110,350)
Proceeds from loan sales	10,784	104,793
Gain on loan sales activities, net	(336)	(1,861)
Other, net	(4,426)	(8,694)
Net cash used by operating activities	(2,333)	(10,663)
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	25,994	62,343
Principal repayments on mortgage-related securities held-to-maturity	385	344
Proceeds from redemption of FHLB of Chicago stock	–	4,178
Purchases of FHLB of Chicago stock	(995)	–
Net decrease (increase) in loans receivable	5,793	(404)
Proceeds from sale of foreclosed properties	687	2,726
Net purchases of premises and equipment	(516)	(1,101)
Net cash provided by investing activities	31,348	68,086
Financing activities:
Net decrease in deposit liabilities	(20,212)	(21,418)
Net decrease in short-term borrowings	(15,000)	–
Repayments of long-term borrowings	(304)	(2,813)
Net increase in advance payments by borrowers for taxes and insurance	9,569	9,375
Cash dividends	(1,397)	(929)
Other, net	949	–
Net cash used by financing activities	(26,395)	(15,785)
Increase in cash and cash equivalents	2,620	41,638
Cash and cash equivalents at beginning of period	42,456	87,059
Cash and cash equivalents at end of period	$45,076	$128,697

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$2,524	$3,690
Income taxes	905	–
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	919	3,132

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain components of non-interest income in 2013 were reclassified to conform to the 2014 presentation format.  For the three months ended March 31, 2013, $1,593 that had been previously reported as “service charges on deposits” was renamed “deposit-related fees and charges.” This amount was combined with $1,326 of transactions and other fee income from deposit customers that had been previously included in “other non-interest income.”  Also, for the same three-month period, net loan servicing revenue of $821 was reclassified from “loan-related fees and servicing revenue, net,” and was combined with $1,861 in “gain on loan sales activities, net,” and the aggregate amount reported as “mortgage banking revenue, net.”   Finally, the remaining $128 that was included in “loan related fees and servicing revenue, net,” was reclassified to “other non-interest income.”

During the first quarter of 2013 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance relating to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This new guidance was effective for fiscal years beginning after December 15, 2013, which was the first quarter of 2014 for the Company. Adoption of this item did not have a material impact on the Company’s results of operations, financial condition, or liquidity.

During the third quarter of 2013 the FASB issued new accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The guidance is effective for fiscal years and interim periods beginning after December 15, 2013, which was the first quarter of 2014 for the Company. Adoption of this item did not have a material impact on the Company’s results of operations, financial condition, or liquidity.

During the first quarter of 2014 the FASB issued new accounting guidance related to troubled debt restructurings by creditors to clarify when an in-substance repossession or foreclosure occurs as satisfaction of a consumer mortgage loan. Although the new guidance is effective for fiscal years beginning after December 15, 2014, which for the company would be the first quarter of 2015 for the Company, early adoption of the new guidance is permitted. Accordingly, the Company adopted the new guidance in the first quarter of 2014. Adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity. However, it did affect how certain matters are disclosed in the financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$209,918	$5,140	–	$215,058
Federal National Mortgage Association	167,945	2,022	$(124)	169,843
Government National Mortgage Association	28	5	–	33
Private-label CMOs	35,282	1,014	(112)	36,184
Total available-for-sale	$413,173	$8,181	$(236)	$421,118
Securities held-to-maturity:
Federal National Mortgage Association	$154,966	$441	$(902)	$154,505
Total held-to-maturity	$154,966	$441	$(902)	$154,505

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$223,690	$5,235	$(52)	$228,873
Federal National Mortgage Association	177,683	1,796	(458)	179,021
Government National Mortgage Association	29	4	–	33
Private-label CMOs	38,089	855	(275)	38,669
Total available-for-sale	$439,491	$7,890	$(785)	$446,596
Securities held-to-maturity:
Federal National Mortgage Association	$155,505	$1	$(2,283)	$153,223
Total held-to-maturity	$155,505	$1	$(2,283)	$153,223

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	March 31, 2014
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	–	–	–	–	–	–	–	–
Federal National Mortgage Association	$124	4	$24,973	–	–	–	$124	$24,973
Private-label CMOs	–	–	–	$112	5	$7,708	112	7,708
Total available-for-sale	$124	4	$24,973	$112	5	$7,708	$236	$32,681

Securities held-to-maturity:
Federal National Mortgage Association	$902	9	$61,905	–	–	–	$902	$61,905
Total held-to-maturity	$902	9	$61,905	–	–	–	$902	$61,905

	December 31, 2013
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$52	1	$7,375	–	–	–	$52	$7,375
Federal National Mortgage Association	458	6	45,822	–	–	–	458	45,822
Private-label CMOs	39	3	5,990	$236	7	$10,244	275	16,234
Total available-for-sale	$549	10	$59,187	$236	7	$10,244	$785	$69,431

Securities held-to-maturity:
Federal National Mortgage Association	$2,283	16	$125,537	–	–	–	$2,283	$125,537
Total held-to-maturity	$2,283	16	$125,537	–	–	–	$2,283	$125,537

The Company determined that the unrealized losses on its private-label collateralized mortgage obligations (“CMOs”) were temporary as of March 31, 2014, and December 31, 2013. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of March 31, 2014, and December 31, 2013, the Company had private-label CMOs, with a fair value of $28,425 and $28,844 respectively, and unrealized gains of $805 and $501, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended March 31
	2014	2013
Beginning balance of unrealized OTTI related to credit losses	$789	$789
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	–	–
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	–	–
Net OTTI losses recognized in earnings	–	–
Ending balance of unrealized OTTI related to credit losses	$789	$789
Adjusted cost at end of period	$6,773	$8,947
Estimated fair value at end of period	$7,402	$9,452

Results of operations included no gross realized gains or losses on the sale of securities during either of the three-month periods ended March 31, 2014 or 2013.

Mortgage-related securities available-for-sale with a fair value of approximately $87,147 and $74,988 at March 31, 2014, and December 31, 2013, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	March 31	December 31
	2014	2013
Commercial loans:
Commercial and industrial	$182,121	$166,788
Commercial real estate	272,236	276,547
Multi-family real estate	256,838	265,841
Construction and development loans:
Commercial real estate	22,967	27,815
Multi-family real estate	141,548	164,685
Land and land development	5,992	6,962
Total construction and development	170,507	199,462
Total commercial loans	881,702	908,638
Retail loans:
One- to four-family first mortgages:
Permanent	453,339	449,230
Construction	40,486	40,968
Total one- to four-family first mortgages	493,825	490,198
Home equity loans:
Fixed term home equity	147,091	148,688
Home equity lines of credit	78,189	79,470
Total home equity loans	225,280	228,158
Other consumer loans:
Student	10,734	11,177
Other	12,523	12,942
Total other consumer loans	23,257	24,119
Total retail loans	742,362	742,475
Gross loans receivable	1,624,064	1,651,113
Undisbursed loan proceeds	(97,282)	(117,439)
Allowance for loan losses	(23,577)	(23,565)
Deferred fees and costs, net	(934)	(1,113)
Total loans receivable, net	$1,502,271	$1,508,996

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, and Minnesota, as is the real estate and non-real estate collateral that secures the Company’s loans.

At March 31, 2014, and December 31, 2013, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $306,000 and $327,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,130,071 and $1,148,109 at March 31, 2014, and December 31, 2013, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

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

	At or for the Three Months Ended March 31, 2014
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Provision	685	617	228	(1,731)	57	157	13
Charge-offs	–	(30)	–	–	(210)	(143)	(383)
Recoveries	–	100	–	142	129	11	382
Ending balance	$3,288	$7,064	$6,159	$2,571	$3,196	$1,299	$23,577
Loss allowance individually evaluated for impairment	$16	$660	$676	–	–	–	$1,352
Loss allowance collectively evaluated for impairment	$3,272	$6,404	$5,483	$2,571	$3,196	$1,299	$22,225

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$5,385	$27,613	$9,430	$2,308	$4,142	$634	$49,512
Loans collectively evaluated for impairment	176,736	244,623	247,408	96,908	463,692	247,903	1,477,270
Total loans receivable	$182,121	$272,236	$256,838	$99,216	$467,834	$248,537	$1,526,782

	At or for the Three Months Ended March 31, 2013
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$1,686	$7,354	$5,195	$2,617	$3,267	$1,458	$21,577
Provision	104	714	(594)	71	488	108	891
Charge-offs	–	(111)	–	(6)	(553)	(620)	(1,290)
Recoveries	–	187	–	–	75	5	267
Ending balance	$1,790	$8,144	$4,601	$2,682	$3,277	$951	$21,445
Loss allowance individually evaluated for impairment	–	$596	$612	$250	–	–	$1,458
Loss allowance collectively evaluated for impairment	$1,790	$7,548	$3,989	$2,432	$3,277	$951	$19,987

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$1,414	$19,900	$9,129	$15,392	$7,450	$1,021	$54,306
Loans collectively evaluated for impairment	136,786	221,844	256,040	59,335	450,997	241,845	1,366,847
Total loans receivable	$138,200	$241,744	$265,169	$74,727	$458,447	$242,866	$1,421,153

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in a decrease in the total allowance for loan losses of $340 during the three months ended March 31, 2014, and an increase of $451 during the three months ended March 31, 2013.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	March 31, 2014
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Commercial and industrial:
Term loans	$16	$17	$16	$18	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	16	17	16	18	–
Commercial real estate:
Office	–	–	–	13	–
Retail/wholesale/mixed	914	937	190	790	$13
Industrial/warehouse	1,167	1,265	470	1,081	25
Other	–	–	–	–	–
Total commercial real estate	2,081	2,202	660	1,884	38
Multi-family real estate	1,436	1,436	676	1,688	14
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	193	–
Total construction and development	–	–	–	193	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$3,533	$3,655	$1,352	$3,783	$52

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$215	$851	–	$314	$3
Lines of credit	–	115	–	12	–
Total commercial and industrial	215	966	–	326	3
Commercial real estate:
Office	687	1,441	–	762	10
Retail/wholesale/mixed	1,098	4,904	–	1,827	18
Industrial/warehouse	181	298	–	301	–
Other	81	201	–	311	1
Total commercial real estate	2,047	6,844	–	3,201	29
Multi-family real estate	340	2,070	–	1,571	–
Construction and development:
Commercial real estate	597	597	–	419	–
Multi-family real estate	–	107	–	–	–
Land and land development	42	1,083	–	164	–
Total construction and development	639	1,787	–	583
One- to four-family	3,338	4,411	–	4,708	9
Home equity and other consumer:
Home equity	549	833	–	747	1
Student	–	–	–	–	–
Other	85	88	–	72	–
Total home equity and other consumer	634	921	–	819	1
Total with no allowance recorded	$7,213	$16,999	–	$11,208	$42

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

	December 31, 2013
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Commercial and industrial:
Term loans	–	–	–	$20	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	–	–	–	20	–
Commercial real estate:
Office	–	–	–	26	–
Retail/wholesale/mixed	$716	$716	$188	667	$26
Industrial/warehouse	1,196	1,268	224	996	88
Other	–	–	–	–	–
Total commercial real estate	1,912	1,984	412	1,689	114
Multi-family real estate	1,443	1,443	588	1,940	72
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	386	–
Total construction and development	–	–	–	386	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$3,355	$3,427	$1,000	$4,035	$186

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$284	$917	–	$413	$38
Lines of credit	–	115	–	23	–
Total commercial and industrial	284	1,032	–	436	38
Commercial real estate:
Office	810	1,693	–	837	41
Retail/wholesale/mixed	1,392	5,191	–	2,556	148
Industrial/warehouse	205	312	–	421	11
Other	82	201	–	541	17
Total commercial real estate	2,489	7,397	–	4,355	217
Multi-family real estate	340	2,070	–	2,802	–
Construction and development:
Commercial real estate	597	597	–	241	32
Multi-family real estate	–	107	–	–	–
Land and land development	131	1,325	–	285	24
Total construction and development	728	2,029	–	526	56
One- to four-family	4,556	5,717	–	6,079	138
Home equity and other consumer:
Home equity	676	1,004	–	946	22
Student	–	–	–		–
Other	104	116	–	59	1
Total home equity and other consumer	780	1,120	–	1,005	23
Total with no allowance recorded	$9,177	$19,365	–	$15,203	$472

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	March 31, 2014
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$81,965	$2,511	$437	$382	$85,295
Lines of credit	82,384	6,694	2,745	5,003	96,826
Total commercial and industrial	164,349	9,205	3,182	5,385	182,121
Commercial real estate:
Office	53,164	9,137	15,177	5,118	82,596
Retail/wholesale/mixed use	91,847	6,632	16,962	11,826	127,267
Industrial/warehouse	39,103	799	89	10,588	50,579
Other	11,713	–	–	81	11,794
Total commercial real estate	195,827	16,568	32,228	27,613	272,236
Multi-family real estate	234,968	10,820	1,620	9,430	256,838
Construction and development:
Commercial real estate	19,391	–	–	597	19,988
Multi-family real estate	73,280	–	–	–	73,280
Land and land development	3,986	251	–	1,711	5,948
Total construction/development	96,657	251		2,308	99,216
One- to four-family	462,867	701	124	4,142	467,834
Home equity and other consumer:
Home equity	224,731	–	–	549	225,280
Student	10,734	–	–	–	10,734
Other	12,438	–	–	85	12,523
Total home equity and other consumer	247,903	–	–	634	248,537
Total	$1,402,571	$37,545	$37,154	$49,512	$1,526,782

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

	December 31, 2013
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$64,181	$6,877	$553	$389	$72,000
Lines of credit	66,838	19,721	8,182	47	94,788
Total commercial and industrial	131,019	26,598	8,735	436	166,788
Commercial real estate:
Office	53,425	9,206	15,240	5,268	83,139
Retail/wholesale/mixed use	89,367	9,213	15,772	9,590	123,942
Industrial/warehouse	45,931	670	9,237	1,400	57,238
Other	12,143	–	–	82	12,225
Total commercial real estate	200,866	19,089	40,249	16,340	276,544
Multi-family real estate	239,985	14,242	3,593	8,021	265,841
Construction and development:
Commercial real estate	21,279	–	–	597	21,876
Multi-family real estate	66,767	–	–	15,666	82,433
Land and land development	4,814	257	–	1,846	6,917
Total construction/development	92,860	257		18,109	111,226
One- to four-family	454,662	834	125	5,377	460,998
Home equity and other consumer:
Home equity	227,482	–	–	676	228,158
Student	11,177	–	–	–	11,177
Other	12,838	–	–	104	12,942
Total home equity and other consumer	251,497	–	–	780	252,277
Total	$1,370,889	$61,020	$52,702	$49,063	$1,533,674

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at March 31, 2014, or December 31, 2013. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at March 31, 2014, or December 31, 2013.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	March 31, 2014
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	–	$172	$172	$85,123	$85,295	$231
Lines of credit	$17	–	–	17	96,809	96,826	–
Total commercial and industrial	17	–	172	189	181,932	182,121	231
Commercial real estate:
Office	400	–	287	687	81,909	82,596	687
Retail/wholesale/mixed	2,857	$76	177	3,110	124,157	127,267	2,012
Industrial/warehouse	–	–	180	180	50,399	50,579	1,348
Other	81	–	–	81	11,713	11,794	81
Total commercial real estate	3,338	76	644	4,058	268,178	272,236	4,128
Multi-family real estate	598	–	340	938	255,900	256,838	1,776
Construction and development:
Commercial real estate	–	–	597	597	19,391	19,988	597
Multi-family real estate	–	–	–	–	73,280	73,280	–
Land and land development	93	–	42	135	5,813	5,948	42
Total construction	93	–	639	732	98,484	99,216	639
One- to four-family	6,613	1,488	3,301	11,402	456,432	467,834	3,338
Home equity and other consumer:
Home equity	475	170	549	1,194	224,086	225,280	549
Student	171	62	499	732	10,002	10,734	–
Other	57	26	85	168	12,355	12,523	85
Total home equity and other consumer	703	258	1,133	2,094	246,443	248,537	634
Total	$11,362	$1,822	$6,229	$19,413	$1,507,369	$1,526,782	$10,746

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

	December 31, 2013
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

As of March 31, 2014, and December 31, 2013, $499 and $443 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of March 31, 2014, and December 31, 2013, TDRs were $4,225 and $4,298, respectively, and consisted primarily of one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $3,309 and $3,310, respectively. Additions to TDRs during the three month periods ended March 31, 2014 and 2013, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same three and twelve month periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Three Months Ended March 31
	2014	2013
MSRs at beginning of the period	$8,737	$9,217
Additions	120	936
Amortization	(422)	(1,008)
MSRs at end of period	8,435	9,145
Valuation allowance at end of period	(1)	(1,282)
MSRs at end of the period, net	$8,434	$7,863

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

Amount
Estimate for nine months ending December 31: 2014	$940
Estimate for years ending December 31: 2015	1,097
2016	966
2017	836
2018	723
2019	696
Thereafter	3,176
Total	$8,434

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of March 31, 2014. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	March 31	December 31
	2014	2013
Accrued interest:
Loans receivable	$4,593	$4,582
Mortgage-related securities	1,262	1,328
Total accrued interest	5,855	5,910
Foreclosed properties and repossessed assets:
Commercial real estate	4,107	4,236
Land and land development	1,981	2,171
One-to four-family	647	329
Total foreclosed properties and repossessed assets	6,735	6,736
Bank-owned life insurance	59,891	59,451
Premises and equipment, net	51,355	51,565
Deferred tax asset, net	25,203	27,387
Federal Home Loan Bank stock, at cost	13,240	12,245
Other assets	20,587	19,967
Total other assets	$182,866	$183,261

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

5. Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,661 and $3,060 at March 31, 2014 and December 31, 2013, respectively.

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	March 31	December 31
	2014	2013
Checking accounts:
Non-interest-bearing	$167,117	$161,639
Interest-bearing	241,359	245,923
Total checking accounts	408,476	407,562
Money market accounts	510,425	501,020
Savings accounts	224,521	220,236
Certificates of deposit:
Due within one year	488,424	523,690
After one but within two years	81,502	83,192
After two but within three years	6,817	8,502
After three but within four years	10,412	8,152
After four but within five years	11,893	10,328
Total certificates of deposits	599,048	633,864
Total deposit liabilities	$1,742,470	$1,762,682

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	March 31, 2014		December 31, 2013
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$25,000	0.13%	$40,000	0.13%
FHLB term advances maturing in:
2014	–	–	–	–
2015	23,450	0.80	23,450	0.80
2016	23,450	1.04	23,450	1.04
2017	37,787	1.48	37,795	1.48
2018	42,426	2.11	42,470	2.11
2019 and thereafter	77,483	3.50	77,735	3.51
Total borrowings	$229,596	2.02%	$244,900	1.91%

All of the Company’s advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of March 31, 2014, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total capital	$275,745	18.24%	$120,959	8.00%	$151,199	10.00%
(to risk-weighted assets)
Tier 1 capital	256,787	16.98	60,479	4.00	90,719	6.00
(to risk-weighted assets)
Tier 1 capital	256,787	11.18	91,902	4.00	114,878	5.00
(to adjusted total assets)

As of December 31, 2013:
Total capital	$272,074	17.82%	$122,159	8.00%	$152,698	10.00%
(to risk-weighted assets)
Tier 1 capital	252,931	16.56	61,079	4.00	91,619	6.00
(to risk-weighted assets)
Tier 1 capital	252,931	10.89	92,943	4.00	116,179	5.00
(to adjusted total assets)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31
	2014	2013
Basic earnings per share:
Net income	$2,844	$2,545
Weighted average shares outstanding	46,249,884	46,255,311
Vested MRP shares for period	31,561	17,417
Basic shares outstanding	46,281,445	46,272,728
Basic earnings per share	$0.06	$0.05

Diluted Earnings Per Share:
Net income	$2,844	$2,545
Weighted average shares outstanding used in basic earnings per share	46,281,445	46,272,728
Net dilutive effect of:
Stock option shares	275,829	93,375
Non-vested MRP shares	33,221	22,898
Diluted shares outstanding	46,590,495	46,389,001
Diluted earnings per share	$0.06	$0.05

The Company had stock options for 1,976,500 shares outstanding as of March 31, 2014, and for 2,489,000 shares as of March 31, 2013, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $10.19 and $8.94 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $276 and $45 during the three months ended March 31, 2014 and 2013, respectively.

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

March 31, 2014

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

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended
	March 31
	2014	2013
Service cost	$224	$770
Interest cost	667	575
Expected return on plan assets	(722)	(824)
Amortization of net loss from earlier periods	165	433
Net periodic benefit cost	$334	$954

The net periodic benefit cost for the Company’s supplemental plan was $115 and $232 for the three months ended March 31, 2014 and 2013, respectively. The amount in 2014 consisted of interest cost of $113, and amortization of net loss from earlier periods of $2. The amount in 2013 consisted of service cost of $40, interest cost of $97, and amortization of net loss from earlier periods of $95. The amount of the 2014 contribution, if any, will be determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2014. As of March 31, 2014, the amount of the 2014 contribution, if any, was unknown. No contribution is necessary for the supplemental pension plan.

11. Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). Options granted under the 2004 Plan vested over five years and had expiration terms of ten years. The 2004 Plan also provided for management recognition plan (“MRP”) awards that also vested over five years. No awards may be made under the 2004 Plan after February 1, 2014.

MRP grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $90 and $69 for the three month periods ended March 31, 2014 and 2013, respectively. Outstanding non-vested MRP grants had a fair value of $1,535 and an unamortized cost of $1.351 at March 31, 2014. The cost of these shares is expected to be recognized over a weighted-average period of 2.08 years.

During the three months ended March 31, 2014 and 2013, the Company recorded stock option compensation expense of $98 and $77, respectively. As of March 31, 2014, there was $1,264 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.89 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Three Months Ended March 31
	2014		2013
		Weighted		Weighted
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	2,955,000	$8.0742	2,671,000	$8.4711
Granted	228,500	7.1700	302,000	4.8200
Exercised	–	–	–	–
Forfeited	(10,000)	10.6730	(29,000)	8.9279
Outstanding at end of period	3,173,500	$8.0010	2,944,000	$8.0921

The following table provides additional information regarding the Company’s outstanding options as of March 31, 2014.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$10.673	0.1	–	–	1,536,000	–
$12.234	2.3	–	–	50,000	–
$11.160	4.1	–	–	32,000	–
$12.025	4.4	–	–	50,000	–
$7.226	6.1	20,000	–	30,000	–
$4.740	6.7	28,000	$45	42,000	$67
$5.050	6.8	142,000	183	211,000	272
$4.300	7.0	10,000	20	15,000	31
$3.720	7.3	10,500	28	7,000	18
$3.390	7.8	241,500	712	158,000	466
$3.800	8.0	8,000	20	2,000	5
$4.820	8.8	241,600	367	60,400	92
$5.360	9.1	20,000	20	–	–
$5.700	9.2	20,000	13	–	–
$6.340	9.4	10,000	–	–	–
$7.170	9.8	228,500	–	–	–
Total		980,100	$1,408	2,193,400	$951
Weighted-average remaining contractual life		8.4 years		2.0 years
Weighted-average exercise price		$5.1146		$9.2869

There were no options exercised during the three months ended March 31, 2014 and 2013. The weighted average grant date fair value of non-vested options at March 31, 2014, was $1.43 per share. During the three months ended March 31, 2014, options for 228,500 shares were granted, options for 206,900 shares became vested, and non-vested options for 10,000 shares were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 228,500 options granted during the three month period ended March 31, 2014: risk free rate of 2.40%, dividend yield of 1.66%, expected stock volatility of 32%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.34 per option using these assumptions. The following weighted-average assumptions were used to value 302,000 options granted during the three month period ended March 31, 2013: risk free rate of 1.25%, dividend yield of 1.68%, expected stock volatility of 30%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $1.31 per option using these assumptions.

12. Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	March 31	December 31
	2014	2013
Unused commercial lines of credit	$104,715	$104,734
Commercial loans	5,044	1,535
Standby letters of credit	2,874	3,350
Real estate loan commitments:
Fixed rate	47,659	29,158
Adjustable rate	185,738	141,604
Unused consumer lines of credit	170,531	168,645

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”) or the FHLB of Chicago. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings. As of March 31, 2014, and December 31, 2013, net unrealized gains of $84 and $93, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains of $86 and $16 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments are designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives will be carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in other non-interest income. During the three months ended March 31, 2014 and 2013, net unrealized gains of $74 and zero, respectively, and net losses of $74 and zero, respectively, related to interest rate swaps and embedded derivatives were recorded in other non-interest income.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk (continued)

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$5,462	$92	$4,361	$60
Forward commitments to sell loans	6,804	(8)	4,085	33
Embedded derivatives on commercial loans	4,957	74	4,983	32
Pay-fixed interest rate swaps	4,957	(74)	4,983	(32)
Net unrealized gains		$84		$93

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended March 31, 2014.

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

March 31, 2014

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of March 31, 2014:

	Weighted- Average	Range
Loan size	$124	$2-$413
Contractual interest rate	3.79%	2.00%-7.15%
Constant prepayment rate (“CPR”)	8.49%	5.18%-31.51%
Remaining maturity in months	238	7-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$35	–
Discount rate	9.80%	9.75%-11.50%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. Pools determined to be impaired at March 31, 2014, had an amortized cost basis of $9 and a fair value of $8 as of that date. Accordingly, the Company recorded a valuation allowance of $1 as of March 31, 2014, as well as a corresponding gain of $1 during the three month period then ended, which was equal to the change in the valuation allowance during that period. Pools determined to be impaired at December 31, 2013, had an amortized cost basis of $10 and a fair value of $9 as of that date. Accordingly, the Company recorded a valuation allowance of $1 as of December 31, 2013, as well as a corresponding gain of $2,395 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period. The Company recorded a gain of $1,114 during the three month period ended March 31, 2013.

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

March 31, 2014

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

Off-Balance Sheet Financial Instruments Off-balance sheet financial instruments consist of commitments to extend credit, IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives related to certain commercial loan relationships. Commitments to extend credit that are not IRLCs generally carry variable rates of interest. As such, the fair value of these instruments is not material. The Company considers the fair value of these instruments to be Level 2 in the fair value hierarchy. The carrying value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives is equal to their fair value. For IRLCs and forward commitments, the fair value is the difference between the current market prices for securities collateralized by similar loans and the notional amounts of the IRLCs and forward commitments. The fair value of the Company’s interest rate swaps and embedded derivatives is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance or credit risk component. The Company considers the fair value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives to be Level 2 in the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	March 31 2014		December 31 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$27,675	$27,675	$42,456	$42,456
Mortgage related securities available-for-sale	421,118	421,118	446,596	446,596
Mortgage related securities held-to-maturity	154,966	154,505	155,505	153,223
Loans held-for-sale	4,276	4,276	1,798	1,798
Loans receivable, net	1,502,271	1,502,352	1,508,996	1,508,092
Mortgage servicing rights, net	8,434	10,417	8,737	10,479
Federal Home Loan Bank stock	13,240	13,240	12,245	12,245
Accrued interest receivable	5,855	5,855	5,910	5,910
Deposit liabilities	1,742,470	1,632,035	1,762,682	1,647,540
Borrowings	229,596	237,357	244,900	251,826
Advance payments by borrowers	13,000	13,000	3,431	3,431
Accrued interest payable	451	451	450	450
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	92	92	60	60
Forward commitments to sell loans	(8)	(8)	33	33
Embedded derivatives on commercial loans	74	74	32	32
Pay-fixed interest rate swaps	(74)	(74)	(32)	(32)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At March 31, 2014
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$4,276	–	$4,276
Mortgage-related securities available-for-sale	–	421,118	–	421,118

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$1,798	–	$1,798
Mortgage-related securities available-for-sale	–	446,596	–	446,596

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At March 31, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $1,352 was recorded for loans with a recorded investment of $49,512 at March 31, 2014. These amounts were $1,000 and $49,066 at December 31, 2013, respectively. Provision for loan losses related to these loans was $353 during the three month period ended March 31, 2014, and $380 during the twelve month period ended December 31, 2013. Provision for loan losses related to impaired loans at March 31, 2013, was $542 for the three months ended March 31, 2013.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of March 31, 2014, $6,137 in foreclosed properties was valued at collateral value compared to $6,612 at December 31, 2013. Losses of $248 and $1,672 related to these foreclosed properties were recorded during the three months ended March 31, 2014, and the twelve months ended December 31, 2013, respectively. Losses on foreclosed properties valued at collateral value at March 31, 2013 were $1,154 for the three months ended March 31, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could further affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effects of new regulatory capital requirements under Basel III; recent, pending, and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential changes in Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $2.8 million or $0.06 per diluted share for the three months ended March 31, 2014, compared to $2.5 million or $0.05 per diluted share during the same period in 2013. Net income during these periods represented a return on assets (“ROA”) of 0.49% and 0.43%, respectively, and a return on equity (“ROE”) of 4.03% and 3.73%, respectively. The improvement in net income between these periods was due primarily to higher net interest income and lower compensation-related expenses, provision for loan losses, net losses and expenses on foreclosed real estate, and federal insurance premiums. These developments were partially offset by lower net mortgage banking revenue, lower income from bank-owned life insurance (“BOLI”), and a non-recurring charge in the first quarter of 2014 related to state income taxes. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended March 31, 2014 and 2013.

Net Interest Income The Company’s net interest income increased by $962,000 or 5.9% during the three months ended March 31, 2014, compared to the same period in 2013. This increase was primarily attributable to a 30 basis point improvement in the Company’s net interest margin, which increased from 2.97% in the first quarter 2013 to 3.27% in the first quarter of 2014. This increase was primarily caused by an improved earning asset mix and an improved funding mix between the periods. Specifically, the Company’s average loans receivable increased by $60.0 million or 4.2% in the first quarter of 2014 compared to the same period in 2013 and its average mortgage-related securities, investment securities, and overnight investments declined by $140.6 million or 18.9% in the aggregate between these same periods. Loans receivable generally have a higher yield than securities and overnight investments.

With respect to the Company’s funding mix, its average checking and savings deposits increased by $34.1 million or 3.7% in the aggregate in the first quarter of 2014 compared to the same period in 2013 and its average certificates of deposit declined by $177.9 million or 22.4% between these periods. Checking and savings deposits generally have a lower interest cost (or no cost) than certificates of deposits. Also contributing to the improvement in funding mix in the first quarter of 2014 was $34.3 million in average overnight borrowings from the FHLB of Chicago compared to no such borrowings in the same quarter of 2013. These borrowings, which were drawn to fund loan growth and net deposit outflows in recent months, had an average interest cost of only 0.13% during the first quarter of 2014, which is also a lower cost than certificates of deposit.

Also contributing to the improvement in net interest margin in the first quarter of 2014 compared to the same period in 2013 was a 54 basis point decline in the average cost of the Company’s certificates of deposit. Management anticipates that the Company’s cost of certificates of deposit will decline only modestly during the remainder of 2014, although there can be no assurances.

The favorable impact of the aforementioned developments on net interest income was partially offset by a $80.6 million or 3.7% decrease in average earning assets during the three months ended March 31, 2014, compared to the same period in 2013. The Company’s earning assets have declined in recent periods as it has used available cash flow to fund a net decrease in its liabilities, particularly its certificates of deposit, as previously noted (refer to “Financial Condition—Deposit Liabilities,” below, for additional discussion).

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

	Three Months Ended March 31
	2014				2013
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,494,848		$16,292	4.36%	$1,434,799		$16,208	4.52%
Mortgage-related securities	582,234		3,356	2.31	665,881		3,927	2.36
Investment securities (2)	13,050		22	0.67	13,705		13	0.38
Interest-earning deposits	9,689		3	0.12	66,020		27	0.16
Total interest-earning assets	2,099,821		19,673	3.75	2,180,405		20,175	3.70
Non-interest-earning assets	226,867				211,690
Total average assets	$2,326,688				$2,392,095

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$220,613		13	0.02	$219,904		15	0.03
Money market accounts	492,744		179	0.15	467,029		177	0.15
Interest-bearing demand accounts	232,479		7	0.01	224,798		8	0.01
Certificates of deposit	617,409		1,164	0.75	795,290		2,565	1.29
Total deposit liabilities	1,563,245		1,363	0.35	1,707,021		2,765	0.65
Advance payments by borrowers for taxes and insurance	8,749		–	0.00	10,048		–	0.00
Borrowings	239,843		1,163	1.94	210,305		1,225	2.33
Total interest-bearing liabilities	1,811,837		2,526	0.56	1,927,374		3,990	0.83
Non-interest-bearing liabilities:
Non-interest-bearing deposits	160,672				138,780
Other non-interest-bearing liabilities	71,863				52,931
Total non-interest-bearing liabilities	232,535				191,711
Total liabilities	2,044,372				2,119,085
Total equity	282,316				273,010
Total average liabilities and equity	$2,326,688				$2,392,095
Net interest income and net interest rate spread			$17,147	3.19%			$16,185	2.87%
Net interest margin				3.27%				2.97%
Average interest-earning assets to average interest-bearing liabilities	1.16	x			1.13	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended March 31, 2014 Compared to March 31, 2013
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$669	$(585)	$84
Mortgage-related securities	(489)	(82)	(571)
Investment securities	(1)	10	9
Interest-earning deposits	(18)	(6)	(24)
Total interest-earning assets	161	(663)	(502)
Interest-bearing liabilities:
Savings accounts	3	(5)	(2)
Money market accounts	10	(8)	2
Interest-bearing demand accounts	–	(1)	(1)
Certificates of deposit	(490)	(911)	(1,401)
Total deposit liabilities	(477)	(925)	(1,402)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	159	(221)	(62)
Total interest-bearing liabilities	(318)	(1,146)	(1,464)
Net change in net interest income	$479	$483	$962

Provision for Loan Losses The Company’s provision for loan losses was $13,000 in the first quarter of 2014 compared to $891,000 in the same quarter last year. The decline in the provision for loan loss was due principally to an improvement in the general credit quality of the Company’s loan portfolio, as evidenced by a decrease in the overall level of the Company’s classified loans, as described later in this report. This improvement resulted in a decline in the portion of the Company’s allowance for loan loss that is determined primarily by internal risk ratings and the level of loans within each rating. General economic, employment, and real estate conditions continue to improve in the Company’s markets, although at a relatively slow pace. However, current conditions continue to be challenging for some borrowers. As such, there can be no assurances that classified loans and/or non-performing loans will continue to trend lower in future periods or that the Company’s provision for loan losses will not vary considerably from period to period. For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income Total non-interest income decreased by $2.5 million or 34.1% during the three months ended March 31, 2014, compared to the same period in 2013. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges decreased by $61,000 or 2.1% during the three months ended March 31, 2014, compared to the same period in the prior year, respectively. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account services charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. In previous periods, the Company had reported ATM and debit card fees, merchant processing fees, and certain other items as a component of other income (for additional discussion refer to “Note 1. Basis of Presentation” in the Company’s Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements”). Management attributes the decrease in deposit-related fees and charges during the first quarter of 2014 to changes in deposit customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and from check printing commissions. These developments were partially offset by increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors. Also contributing was increased revenue from a debit card reward program that the Company implemented in 2013.

Brokerage and insurance commissions were $688,000 during the first quarter of 2014, which was slightly lower than the same period in the previous year. This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. Commission revenue in the 2013 quarter benefited from higher commission revenue from sales of equity-related investments, which management attributed to stronger equity markets in early 2013 compared to 2014. Substantially offsetting this development in the 2014 quarter was higher commission revenue from sales of tax-deferred annuities. In low interest rate environments customers are motivated to purchase tax-deferred annuities due to higher returns compared to deposit-related products, such as certificates of deposit.

Mortgage banking revenue, net, was $630,000 during the three months ended March 31, 2014, compared to $2.7 million in the same period of the previous year. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Gross loan servicing fees	$715	$715
Mortgage servicing rights amortization	(422)	(1,008)
Mortgage servicing rights valuation recovery	1	1,114
Loan servicing revenue, net	294	821
Gain on loan sales activities, net	336	1,861
Mortgage banking revenue, net	$630	$2,682

In prior periods the above components of mortgage banking revenue, net, had been presented as separate line items in the consolidated statement of income (for additional discussion refer to “Note 1. Basis of Presentation” in the Company’s Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements”).

Loan servicing revenue, net, was $294,000 in the first quarter of 2014 compared to $821,000 in the same period in 2013. The change in the valuation allowance that the Company maintains against its mortgage servicing rights (“MSRs”) is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Higher market interest rates for residential loans beginning in early 2013 and continuing into 2014 resulted in lower future prepayment expectations on the loans underlying the Company’s MSRs, which resulted in a recovery of substantially all of the related valuation allowance in 2013. Higher rates also resulted in substantially lower MSR amortization in the 2014 quarter compared to the same quarter in 2013 due to a lower level of actual loan prepayments. As of March 31, 2014, the Company’s MSRs had a net book value of $8.4 million. As of the same date the Company serviced $1.13 billion in loans for third-party investors compared to $1.15 billion one year ago.

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

Gain on loan sales activities, net, was $336,000 in the first quarter of 2014 compared to $1.9 million in the same quarter last year. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. During the first three months of 2014 sales of these loans were $10.6 million or 89.8% lower than they were during the same period in 2013. Increases in market interest rates during 2013 and continuing into 2014 have resulted in lower originations and sales of fixed-rate, one- to four-family loans in recent periods. If market interest rates remain at their current level or trend higher, management anticipates that the Company’s gains on sales of loans will continue to be substantially lower in 2014 than they were in 2013.

Income from BOLI was $467,000 during the three months ended March 31, 2014, compared to $724,000 during the same period in 2013. Results in the first quarter of 2013 included a payout of excess death benefits under the terms of the insurance contracts. The first quarter of 2014 does not include any payouts related to excess death benefits.

Other non-interest income was $252,000 during the first quarter of 2014 compared to $416,000 during the same quarter in 2013. This decrease was due primarily to less revenue from the change in the fair value of investments held in trust for certain non-qualifying employee benefit plans, due to the effects of changes in market interest rates and equity markets.

Non-Interest Expense Total non-interest expense decreased by $2.2 million or 11.8% during the three months ended March 31, 2014, compared to the same period in 2013. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses decreased by $1.2 million or 10.8% during the three months ended March 31, 2014, compared to the same period in 2013. This decrease was due primarily to lower costs related to the Company’s defined benefit pension plan, the benefits of which were frozen for most participants effective December 31, 2013. Also contributing to the decrease in this plan’s costs was an increase in the discount rate used to determine the present value of the pension obligation. Compensation-related expenses was also lower in the first quarter of 2014 because of a change in the manner in which employees earn vacation and other paid time off benefits beginning in 2014.

The favorable developments described in the preceding paragraph were partially offset by an increase in employer contributions to the Company’s defined contribution savings plan. This increase was intended to partially offset the effects of the changes that were made to the defined benefit pension plan, as previously described. Also offsetting the favorable developments described in the preceding paragraph was the impact of normal annual merit increases granted to most employees in the first quarter of 2014.

Occupancy and equipment expenses increased by $271,000 or 8.8% during the three months ended March 31, 2014, compared to the same period in the prior year. Most of this increase was caused by increased snow removal costs and utility expenses associated with harsher winter conditions in the first quarter of 2014 as compared to the previous year.

Federal deposit insurance premiums were $374,000 during the first three months of 2014, which was $433,000 or 53.7% lower than the same period in 2013. This decrease was caused by improvements in the Company’s financial condition and operating results in recent periods. Under the Federal FDIC risk-based premium assessment system, these improvements resulted in a lower insurance assessment rate for the Company. Contributing to a lesser degree was a lower level of average total assets in the first quarter of 2014 compared to 2013. The FDIC uses average total assets as the assessment base for determining the insurance premium.

Advertising and marketing-related expenses declined by $63,000 or 12.0% during the first quarter of 2014 compared to the same quarter in the previous year. At this time management expects advertising and marketing-related expenses for the full year of 2014 to be about 5% higher than they were in 2013. However, this will depend on future management decisions and there can be no assurances.

Net losses and expenses on foreclosed real estate were $361,000 during the three months ended March 31, 2014, compared to $1.1 million during the same period of last year. The Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to lower levels of foreclosed properties.

Income Tax Expense Income tax expense was $2.4 million and $1.2 million during the first three months of 2014 and 2013, respectively. The 2014 period included a non-recurring charge of $518,000 (net of federal income tax benefit) that was related to a payment by the Company to the Wisconsin Department of Revenue (the “Department”). This payment settled a previously reported tax matter in which the Department disagreed with the Company’s position. The Company believes its position would have prevailed against any future legal proceedings or other actions that the Department might have brought against the Company, if any. However, the Company agreed to the payment to avoid future expected costs to defend its position in possible legal proceedings or other actions that the Department might have taken related to this matter. In exchange for the payment, the Department closed its examination related to this matter and declared all tax years prior to 2010 closed to future examination. Excluding this non-recurring charge, as well as the related federal tax benefit, the Company’s effective tax rates (“ETRs”) during the first quarters of 2014 and 2013 were 36.4% and 32.1%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue items, such as tax-exempt interest income and earnings from BOLI. The Company’s ETR will generally be higher in periods in which these non-taxable revenue items comprise a smaller portion of pre-tax income.

Financial Condition

Overview The Company’s total assets decreased by $28.3 million or 1.2% during the three months ended March 31, 2014. During this period the Company’s mortgage-related securities available-for-sale declined by $25.5 million and its total loans receivable declined by $6.7 million. Cash flow from these sources, as well as a $9.6 million seasonal increase in advance payments from borrowers for taxes and insurance, funded a $20.2 million decrease in the Company’s deposit liabilities and a $15.3 million decrease in overnight borrowings from the FHLB of Chicago, which are a component of borrowings. The Company’s total shareholders’ equity increased from $281.0 million at December 31, 2013, to $283.3 million at March 31, 2014. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the three months ended March 31, 2014.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale declined by $25.5 million or 5.7% during the three months ended March 31, 2014. This decrease was principally caused by periodic principal repayments on the securities. The Company did not purchase any available-for-sale securities during the three months ended March 31, 2014.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $7.9 million at March 31, 2014, compared to a net unrealized gain of $7.1 million at December 31, 2013.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. As of March 31, 2014, and December 31, 2013, the carrying value of the Company’s investment in private-label CMOs was $36.2 million and $38.7 million, respectively. The net unrealized gain on the securities as of such dates was $902,000 and $580,000, respectively. As of March 31, 2014, $27.6 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $780,000. As of December 31, 2013, $28.8 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized loss of $502,000.

As of March 31, 2014, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company did not purchase any held-to-maturity securities during the three months ended March 31, 2014.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $4.3 million and $1.8 million at March 31, 2014, and December 31, 2013, respectively. For reasons noted previously in this report, management believes that sales of one- to four-family mortgage loans during the remainder of 2014 will continue to be substantially lower than they were in 2013.

Loans Receivable The Company’s loans receivable decreased by $6.7 million or 0.4% during the three months ended March 31, 2014. During the first quarter of 2014 the Company’s total construction and development loans outstanding declined by $28.9 million or 14.5% due to the expected transition of certain borrowers from construction to permanent financing outside of the Company. This development was partially offset by a $15.3 million or 9.2% increase in commercial and industrial loans outstanding during the same period due to a combination of new business and increased line utilization by existing borrowers. The Company’s total loans outstanding have declined in the first quarter of each year during the past two years, but have finished each year higher than the previous year end. Total loans outstanding increased by $106.8 million or 7.6% in 2013 and by $82.6 million or 6.3% in 2012. Management also believes an overall increase in total loans is achievable for the full year in 2014. However, growth in total loans is subject to economic, market, and competitive factors outside of the Company’s control and there can be no assurances that expected loan growth will occur in 2014 or that total loans will not decrease during the period.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$18,838	$11,851
Commercial real estate	6,913	4,137
Multi-family real estate	8,188	11,683
Construction and development	3,950	21,107
Total commercial loans	37,889	48,778
Retail loans:
One- to four-family first mortgages (1)	15,027	17,150
Home equity	7,887	12,391
Other consumer	336	975
Total retail loans	23,250	30,516
Total loan originations	$61,139	$79,294

(1)	Excludes $13.0 million and $110.4 million in loans originated for sale during the three months ended March 31, 2014 and 2013, respectively.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $8.4 million at March 31, 2014, and $8.7 million at December 31, 2013, net of valuation allowances of $700 and $1,400 as of such dates, respectively. As of March 31, 2014, the Company serviced $1.13 billion in loans for third-party investors compared to $1.15 billion at December 31, 2013. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Other Assets As of March 31, 2014, and December 31, 2013, the Company’s net deferred tax asset, which is included as component of other assets, was $25.2 million and $27.4 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

The Company’s foreclosed properties and repossessed assets, which are included as a component of other assets, were $6.7 million at both March 31, 2014, and December 31, 2013. Management expects foreclosed properties and repossessed assets to trend modestly lower in the near term. However, there can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

Deposit Liabilities Deposit liabilities decreased by $20.2 million or 1.1% during the three months ended March 31, 2014. Certificates of deposit declined by $34.8 million or 5.5% during the period while core deposits, consisting of checking, savings and money market accounts, increased by $14.6 million or 1.3%. The Company continues to closely manage the rates it offers on certificates of deposit to control its overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods. Core deposits have increased in recent periods in response to management’s efforts to increase sales of such products and related services to commercial businesses, as well as efforts to focus its retail sales efforts on such products and related services. Also contributing to the increase in core deposits in recent periods, however, was customer reaction to the low interest rate environment. Management believes that this environment has encouraged some customers to switch to core deposits in an effort to retain flexibility in the event interest rates rise in the future. If interest rates increase in the future, customer preference may shift from core deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which could have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, decreased by $15.3 million or 6.2% during the three months ended March 31, 2014. This decrease was primarily caused by a decrease in overnight borrowings from the FHLB of Chicago. During the period, cash flows from the Company’s mortgage-related securities and loans receivable portfolio were used to reduce overnight borrowings. The Company’s term advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $13.0 million at March 31, 2014, compared to $3.4 million at December 31, 2013. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity increased from $281.0 million at December 31, 2013, to $283.3 million at March 31, 2014. This increase was due primarily to net income during the period, partially offset by the payment of cash dividends of $0.03 per share to shareholders. The book value of the Company’s common stock was $6.09 per share at March 31, 2014, compared to $6.05 per share at December 31, 2013.

On May 5, 2014, the Company’s board of directors declared a $0.04 per share dividend payable on May 30, 2014, to shareholders of record on May 16, 2014. For additional discussion relating to the Company’s ability to pay dividends refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At March 31	At December 31
	2014	2013
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$231	$284
Commercial real estate	4,128	4,401
Multi-family real estate	1,776	1,783
Construction and development	639	728
Total commercial loans	6,774	7,196
Non-accrual retail loans:
One- to four-family first mortgages	3,338	4,556
Home equity	549	676
Other consumer	85	104
Total non-accrual retail loans	3,972	5,336
Total non-accrual loans	10,746	12,532
Accruing loans delinquent 90 days or more (1)	499	443
Total non-performing loans	11,245	12,975
Foreclosed real estate and repossessed assets	6,734	6,736
Total non-performing assets	$17,979	$19,711

Non-performing loans to total loans	0.75%	0.86%
Non-performing assets to total assets	0.78	0.84
Interest income that would have been recognized if non-accrual loans had been current (2)	$315	$1,265
Interest income on non-accrual loans included in interest income (2)	$94	$658

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the three months ended March 31, 2014, and the twelve months ended December 31, 2013, respectively.

The Company’s non-performing loans were $11.2 million or 0.75% of loans receivable as of March 31, 2014, compared to $13.0 million or 0.86% of loans receivable as of December 31, 2013. Non-performing assets, which includes non-performing loans, were $18.0 million or 0.78% of total assets and $19.7 million or 0.84% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at March 31, 2014, management was closely monitoring $37.2 million in additional loans that were classified as “special mention” and $38.3 million in additional loans that were classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $52.7 million and $36.1 million, respectively, as of December 31, 2013. As of March 31, 2014, most of the additional loans that were classified as “special mention” or “substandard” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. The decrease in loans classified as “special mention” was due primarily to the downgrade of certain loans to “substandard” during the period. However, this development was largely offset by a number of other “substandard” loans that paid-off during the period or were upgraded due to the improved financial condition and operating results of the borrowers. In a number of specific instances in which loans were downgraded to “substandard,” management believes the conditions that caused the downgrade are temporary, and that it is likely such loans will be upgraded in the future, rather than experience additional deterioration. However, there can be no assurances. Management does not believe any of these particular loans were impaired as of March 31, 2014.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$22,565	$21,577
Provision for loan losses	13	891
Charge-offs:
Commercial and industrial	–	–
Commercial real estate	(30)	(111)
Multi-family real estate	–	–
Construction and development	–	(6)
One- to four-family first mortgages	(210)	(553)
Home equity	(20)	(534)
Other consumer	(123)	(86)
Total charge-offs	(383)	(1,290)
Recoveries:
Commercial and industrial	–	–
Commercial real estate	100	187
Multi-family real estate	–	–
Construction and development	142	–
One- to four-family first mortgages	129	75
Home equity	6	–
Other consumer	5	5
Total recoveries	382	267
Net charge-offs	(1)	(1,023)
Balance at end of period	$23,577	$21,445

	March 31	December 31
	2014	2013
Allowance for loan losses to total loans	1.57%	1.56%
Allowance for loan losses to non-performing loans	209.67%	181.62%
Net charge-offs to average loans (1)	0.00%	0.18%

(1)	The rate for the three months ended March 31, 2014, is annualized.

The Company’s allowance for loan losses was $23.6 million or 1.57% of total loans at March 31, 2014, compared to $23.6 million or 1.56% of total loans at December 31, 2013. As a percent of non-performing loans, the Company’s allowance for loan losses was 209.7% at March 31, 2014, compared to 181.6% at December 31, 2013. Management believes the allowance for loan losses at March 31, 2014, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 12.22% at March 31, 2014, compared to 11.97% at December 31, 2013. The increase in this ratio was due in part to the Company’s net income, less the dividends it paid during the period. Also contributing was a decline in the Company’s total assets during the period, as noted in earlier paragraphs.

At March 31, 2014, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2014, the Bank had a Tier 1 capital ratio of 11.18% and a total risk-based capital ratio of 18.24%.

The payment of dividends or the repurchase of common stock by the Company is highly dependent on the ability of the Bank to pay dividends or otherwise distribute capital to the Company. Such payments are also subject to any requirements imposed by law or regulations and to the application and interpretation thereof by the OCC and FRB. The Company cannot provide any assurances that dividends will continue to be paid, the amount of any such dividends, or whether the Company will choose to or be able to repurchase its common stock in future periods.

In 2013 the FRB and the OCC published final regulatory capital rules under Basel III. These new rules will become effective on January 1, 2015, although certain aspects of the new rules will phase in over the following four years. At this time management does not expect these new rules to have a significant impact on the regulatory capital of the Bank, its financial condition, or its results of operations, although there can be no assurances. In addition, the Dodd-Frank Act will eventually impose specific capital requirements on savings and loan holding companies such as the Company. These developments, as well as other requirements that could be imposed by regulators, may impact the ability of the Company and/or its Bank to pay dividends or, in the case of the Company, repurchase its common stock.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of March 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,143,422	–	–	–	$1,143,422
Certificates of deposits	488,424	$88,319	$22,305	–	599,048
Borrowed funds	32,500	46,900	74,819	$75,377	229,596
Operating leases	959	1,463	817	2,455	5,694
Purchase obligations	1,680	3,360	3,360	840	9,240
Deferred retirement plans and deferred compensation plans	1,405	1,627	1,594	5,831	10,457

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of March 31, 2014:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$104,715	–	–	–	$104,715
Commercial loans	4,670	$91	$283	–	5,044
Standby letters of credit	2,552	277	45	–	2,874
Multi-family and commercial real estate loans	131,070	–	–	–	131,070
Residential real estate loans	102,327	–	–	–	102,327
Revolving home equity and credit card lines	170,531	–	–	–	170,531
Net commitments to sell mortgage loans	6,804	–	–	–	6,804

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At March 31, 2014, the Company had forward commitments to sell one- to four-family mortgage loans of $6.8 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of March 31, 2014.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2014, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	March 31, 2014
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$37,522	$61,122	$159,434	$144,841	$23,435	$426,354
Adjustable	208,380	59,234	82,724	36,434	–	386,772
Retail loans:
Fixed	25,229	53,786	95,800	51,049	59,202	285,066
Adjustable	134,148	142,515	83,162	32,803	29,489	422,117
Interest-earning deposits	17,396	–	–	–	–	17,396
Mortgage-related securities:
Fixed	32,061	87,216	161,868	121,301	121,818	524,264
Adjustable	43,876	–	–	–	–	43,876
Other interest-earning assets	13,240	–	–	–	–	13,240
Total interest-earning assets	511,852	403,873	582,988	386,428	233,944	2,119,085

Deposit liabilities:
Non-interest-bearing demand accounts	1,001	2,967	7,657	7,298	148,262	167,185
Interest-bearing demand accounts	1,445	4,283	11,051	10,532	213,980	241,291
Savings accounts	1,478	4,373	11,229	10,631	196,811	224,522
Money market accounts	510,425	–	–	–	–	510,425
Certificates of deposit	247,266	257,493	71,985	22,305	–	599,049
Advance payments by borrowers for taxes and insurance	–	13,000	–	–	–	13,000
Borrowings	25,305	8,442	49,585	76,286	69,978	229,596
Total non-interest- and interest- bearing liabilities	786,920	290,558	151,507	127,052	629,031	1,985,068
Interest rate sensitivity gap	$(275,068)	$113,315	$431,481	$259,376	$(395,087)	$134,017
Cumulative interest rate sensitivity gap	$(275,068)	$(161,753)	$269,728	$529,104	$134,017
Cumulative interest rate sensitivity gap as a percent of total assets	(11.87)%	(6.98)%	11.63%	22.82%	5.78%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	65.04%	84.99%	121.95%	139.02%	106.75%

Based on the above gap analysis, at March 31, 2014, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at March 31, 2014. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$279,694	$(120,225)	(30.1)%	13.04%	(23.9)%
+300	307,268	(92,651)	(23.2)	14.03	(18.1)
+200	338,482	(61,437)	(15.4)	15.14	(11.7)
+100	369,010	(30,909)	(7.7)	16.16	(5.7)
0	399,919	–	–	17.14	–
-100	402,564	2,645	0.7	16.88	(1.5)

Based on the above analysis, the Company’s PVE could be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities and reduced likelihood of calls on certain investment securities), partially offset by a decline in the present value of deposit liabilities and FHLB of Chicago advances. Alternatively, it should be noted the Company’s PVE could be favorably impacted by a decrease in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Annual Report on Form 10-K.

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

PART II

Item 1A. Risk Factors

Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2013 Annual Report on Form 10-K. Refer also to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement" in Part I, Item 2, above.

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	May 6, 2014	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	May 6, 2014	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended March 31, 2014

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

10.1	Bank Mutual Corporation 2014 Incentive Compensation Plan		X

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X