Form 10-Q
period 2014-06-30
BANK MUTUAL CORP
filed 2014-08-05
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,559,284 shares, at August 5, 2014.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	June 30	December 31
	2014	2013
	(Dollars in thousands)
Assets

Cash and due from banks	$23,133	$23,747
Interest-earning deposits	14,217	18,709
Cash and cash equivalents	37,350	42,456
Mortgage-related securities available-for-sale, at fair value	396,085	446,596
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $155,863 in 2014 and $153,223 in 2013)	154,326	155,505
Loans held-for-sale	2,968	1,798
Loans receivable (net of allowance for loan losses of $22,794 in 2014 and $23,565 in 2013)	1,556,459	1,508,996
Mortgage servicing rights, net	8,213	8,737
Other assets	182,457	183,261

Total assets	$2,337,858	$2,347,349

Liabilities and equity

Liabilities:
Deposit liabilities	$1,716,106	$1,762,682
Borrowings	269,291	244,900
Advance payments by borrowers for taxes and insurance	21,651	3,431
Other liabilities	41,236	52,414
Total liabilities	2,048,284	2,063,427
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2014 and 2013
Issued and outstanding–none in 2014 and 2013	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2014 and 2013
Issued–78,783,849 shares in 2014 and 2013
Outstanding–46,559,284 shares in 2014 and 46,438,284 in 2013	788	788
Additional paid-in capital	488,127	489,238
Retained earnings	154,547	151,384
Accumulated other comprehensive loss	(1,083)	(2,319)
Treasury stock–32,224,565 shares in 2014 and 32,345,565 in 2013	(356,577)	(358,054)
Total shareholders’ equity	285,802	281,037
Non-controlling interest in real estate partnership	3,772	2,885
Total equity including non-controlling interest	289,574	283,922

Total liabilities and equity	$2,337,858	$2,347,349

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30
	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,518	$15,974
Mortgage-related securities	3,243	3,538
Investment securities	33	10
Interest-earning deposits	4	38
Total interest income	19,798	19,560
Interest expense:
Deposit liabilities	1,226	2,173
Borrowings	1,170	1,197
Advance payment by borrowers for taxes and insurance	–	1
Total interest expense	2,396	3,371
Net interest income	17,402	16,189
Provision for loan losses	321	1,730
Net interest income after provision for loan losses	17,081	14,459
Non-interest income:
Deposit-related fees and charges	3,003	3,047
Brokerage and insurance commissions	691	978
Mortgage banking revenue, net	792	2,434
Income from bank-owned life insurance (“BOLI”)	582	426
Other non-interest income	636	182
Total non-interest income	5,704	7,067
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,153	11,008
Occupancy and equipment	3,014	2,861
Federal insurance premiums	372	236
Advertising and marketing	505	535
Losses and expenses on foreclosed real estate, net	607	443
Other non-interest expense	2,569	2,328
Total non-interest expense	17,220	17,411
Income before income taxes	5,565	4,115
Income tax expense	1,988	1,478
Net income before non-controlling interest	3,577	2,637
Net loss attributable to non-controlling interest	1	12

Net income	$3,578	$2,649

Per share data:
Earnings per share–basic	$0.08	$0.06
Earnings per share–diluted	$0.08	$0.06
Cash dividends per share paid	$0.04	$0.02

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30
	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$32,810	$32,182
Mortgage-related securities	6,598	7,465
Investment securities	56	23
Interest-earning deposits	7	65
Total interest income	39,471	39,735
Interest expense:
Deposit liabilities	2,588	4,938
Borrowings	2,333	2,422
Advance payment by borrowers for taxes and insurance	–	1
Total interest expense	4,921	7,361
Net interest income	34,550	32,374
Provision for loan losses	334	2,622
Net interest income after provision for loan losses	34,216	29,752
Non-interest income:
Deposit-related fees and charges	5,861	5,966
Brokerage and insurance commissions	1,378	1,670
Mortgage banking revenue, net	1,422	5,115
Income from bank-owned life insurance (“BOLI”)	1,050	1,150
Other non-interest income	888	598
Total non-interest income	10,599	14,499
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	20,013	22,061
Occupancy and equipment	6,364	5,940
Federal insurance premiums	746	1,043
Advertising and marketing	969	1,062
Losses and expenses on foreclosed real estate, net	967	1,575
Other non-interest expense	4,920	4,726
Total non-interest expense	33,979	36,407
Income before income taxes	10,836	7,844
Income tax expense	4,427	2,677
Net income before non-controlling interest	6,409	5,167
Net loss attributable to non-controlling interest	13	27

Net income	$6,422	$5,194

Per share data:
Earnings per share–basic	$0.14	$0.11
Earnings per share–diluted	$0.14	$0.11
Cash dividends per share paid	$0.07	$0.04

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended June 30
	2014	2013
	(Dollars in thousands)
Net income before non-controlling interest	$3,577	$2,637
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $356 in 2014 and $(1,135) in 2013	532	(1,695)
	532	(1,695)
Defined benefit pension plans:
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $67 in 2014 and $212 in 2013	100	318
	100	318
Total other comprehensive income (loss), net of tax	632	(1,377)
Total comprehensive income before non-controlling interest	4,209	1,260
Comprehensive loss attributable to non-controlling interest	1	12

Total comprehensive income	$4,210	$1,272

	Six Months Ended June 30
	2014	2013
	(Dollars in thousands)
Net income before non-controlling interest	$6,409	$5,167
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $693 in 2014 and $(1,080) in 2013	1,035	(1,613)
	1,035	(1,613)
Defined benefit pension plans:
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $135 in 2014 and $424 in 2013	201	637
	201	637
Total other comprehensive income (loss), net of tax	1,236	(976)
Total comprehensive income before non-controlling interest	7,645	4,191
Comprehensive loss attributable to non-controlling interest	13	27

Total comprehensive income	$7,658	$4,218

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2014	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922
Net income	–	–	6,422	–	–	–	6,422
Net loss attributable to non-controlling interest	–	–	–	–	–	(13)	(13)
Other comprehensive income	–	–	–	1,236	–	–	1,236
Equity contribution by non-controlling interest	–	–	–	–	–	900	900
Issuance of management recognition plan shares	–	(1,477)	–	–	1,477	–	–
Share based payments	–	366	–	–	–	–	366
Cash dividends ($0.07 per share)	–	–	(3,259)	–	–	–	(3,259)

Balance at June 30, 2014	$788	$488,127	$154,547	$(1,083)	$(356,577)	$3,772	$289,574

Balance at January 1, 2013	$788	$489,960	$145,231	$(4,717)	$(359,409)	$2,933	$274,786
Net income	–	–	5,194	–	–	–	5,194
Net loss attributable to non-controlling interest	–	–	–	–	–	(27)	(27)
Other comprehensive loss	–	–	–	(976)	–	–	(976)
Issuance of management recognition plan shares	–	(1,134)	–	–	1,134	–	–
Exercise of stock options	–	(91)	–	–	148	–	57
Share based payments	–	299	–	–	–	–	299
Cash dividends ($0.04 per share)	–	–	(1,857)	–	–	–	(1,857)

Balance at June 30, 2013	$788	$489,034	$148,568	$(5,693)	$(358,127)	$2,906	$277,476

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2014	2013
	(Dollars in thousands)
Operating activities:
Net income	$6,422	$5,194
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	334	2,622
Loss on foreclosed real estate, net	945	1,349
Provision for depreciation	1,406	1,312
Amortization of mortgage servicing rights	878	1,793
Decrease in MSR valuation allowance	(1)	(2,229)
Net premium amortization on securities	898	1,159
Loans originated for sale	(32,262)	(188,743)
Proceeds from loan sales	31,620	187,902
Gain on loan sales activities, net	(881)	(3,242)
Other, net	(9,841)	(3,269)
Net cash provided (used) by operating activities	(482)	3,848
Investing activities:
Purchases of mortgage-related securities available-for-sale	–	(20,128)
Principal repayments on mortgage-related securities available-for-sale	51,647	115,539
Principal repayments on mortgage-related securities held-to-maturity	872	674
Proceeds from redemption of FHLB of Chicago stock	–	4,178
Purchases of FHLB of Chicago stock	(1,220)	–
Net increase in loans receivable	(49,343)	(19,368)
Proceeds from sale of foreclosed properties	1,199	5,441
Net purchases of premises and equipment	(1,406)	(2,019)
Net cash provided by investing activities	1,749	84,317
Financing activities:
Net decrease in deposit liabilities	(46,576)	(70,157)
Net increase in short-term borrowings	25,000	–
Repayments of long-term borrowings	(609)	(3,327)
Net increase in advance payments by borrowers for taxes and insurance	18,220	18,517
Cash dividends	(3,259)	(1,857)
Other, net	851	70
Net cash used by financing activities	(6,373)	(56,754)
Increase (decrease) in cash and cash equivalents	(5,106)	31,411
Cash and cash equivalents at beginning of period	42,456	87,059
Cash and cash equivalents at end of period	$37,350	$118,470

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$4,933	$7,350
Income taxes	1,009	147
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	1,546	4,869

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain components of non-interest income in 2013 were reclassified to conform to the 2014 presentation format.  For the three and six months ended June 30, 2013, $1,685 and $3,278 that had been previously reported as “service charges on deposits” in these periods, respectively, were renamed as “deposit-related fees and charges.” This amount was combined with $1,362 and $2,688 of transaction and other fee income from deposit customers in these periods, respectively, that had been previously included in “other non-interest income.”  Also, for the same three- and six-month periods in 2013, net loan servicing revenue of $1,052 and $1,873 was reclassified from “loan-related fees and servicing revenue, net” and was combined with $1,382 and $3,243 in “gain on loan sales activities, net,” in these periods, respectively, and the aggregate amount reported as “mortgage banking revenue, net.”   Finally, $186 and $314 in these respective periods that was previously included in “loan related fees and servicing revenue, net,” was reclassified to “other non-interest income.”

In 2013 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance relating to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This new guidance was effective for fiscal years beginning after December 15, 2013, which was the first quarter of 2014 for the Company. Adoption of this item did not have a material impact on the Company’s results of operations, financial condition, or liquidity.

In 2013 the FASB issued new accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The guidance was effective for fiscal years and interim periods beginning after December 15, 2013, which was the first quarter of 2014 for the Company. Adoption of this item did not have a material impact on the Company’s results of operations, financial condition, or liquidity.

In the first quarter of 2014 the FASB issued new accounting guidance related to troubled debt restructurings by creditors to clarify when an in-substance repossession or foreclosure occurs as satisfaction of a consumer mortgage loan. Although the new guidance is effective for fiscal years beginning after December 15, 2014, which would be the first quarter of 2015 for the Company, early adoption of the new guidance is permitted. Accordingly, the Company adopted the new guidance in the first quarter of 2014. Adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity. However, it did affect how certain matters are disclosed in the financial statements.

In the second quarter of 2014 the FASB issued new accounting guidance related to the recognition of revenue from contracts with customers. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016, which will be the first quarter of 2017 for the Company. The Company’s adoption of this item is not expected to have a material impact on its results of operations, financial condition, or liquidity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

2.	Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$195,472	$5,444	$(6)	$200,910
Federal National Mortgage Association	158,493	2,594	(70)	161,017
Government National Mortgage Association	27	5	–	32
Private-label CMOs	33,260	999	(133)	34,126
Total available-for-sale	$387,252	$9,042	$(209)	$396,085
Securities held-to-maturity:
Federal National Mortgage Association	$154,326	$1,641	$(104)	$155,863
Total held-to-maturity	$154,326	$1,641	$(104)	$155,863

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$223,690	$5,235	$(52)	$228,873
Federal National Mortgage Association	177,683	1,796	(458)	179,021
Government National Mortgage Association	29	4	–	33
Private-label CMOs	38,089	855	(275)	38,669
Total available-for-sale	$439,491	$7,890	$(785)	$446,596
Securities held-to-maturity:
Federal National Mortgage Association	$155,505	$1	$(2,283)	$153,223
Total held-to-maturity	$155,505	$1	$(2,283)	$153,223

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

2.	Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	June 30, 2014
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$6	1	$308	–	–	–	$6	$308
Federal National Mortgage Association	70	4	15,240	–	–	–	70	15,240
Private-label CMOs	–	–	–	$133	6	$7,796	133	7,796
Total available-for-sale	$76	5	$15,548	$133	6	$7,796	$209	$23,344

Securities held-to-maturity:
Federal National Mortgage Association	–	–	–	$104	1	$7,652	$104	$7,652
Total held-to-maturity	–	–	–	$104	1	$7,652	$104	$7,652

	December 31, 2013
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$52	1	$7,375	–	–	–	$52	$7,375
Federal National Mortgage Association	458	6	45,822	–	–	–	458	45,822
Private-label CMOs	39	3	5,990	$236	7	$10,244	275	16,234
Total available-for-sale	$549	10	$59,187	$236	7	$10,244	$785	$69,431

Securities held-to-maturity:
Federal National Mortgage Association	$2,283	16	$125,537	–	–	–	$2,283	$125,537
Total held-to-maturity	$2,283	16	$125,537	–	–	–	$2,283	$125,537

The Company determined that the unrealized losses on its private-label collateralized mortgage obligations (“CMOs”) and securities held-to-maturity were temporary as of June 30, 2014, and December 31, 2013. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of June 30, 2014, and December 31, 2013, the Company had private-label CMOs, with a fair value of $26,837 and $28,844 respectively, and unrealized gains of $779 and $501, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2013	2013
Beginning balance of unrealized OTTI related to credit losses	$789	$789	$789	$789
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	–	–	–	–
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	–	–	–	–
Net OTTI losses recognized in earnings	–	–	–	–
Ending balance of unrealized OTTI related to credit losses	$789	$789	$789	$789
Adjusted cost at end of period	$6,343	$8,427	$6,343	$8,427
Estimated fair value at end of period	$6,972	$8,886	$6,972	$8,886

Results of operations included no gross realized gains or losses on the sale of securities during the three- and six-month periods ended June 30, 2014 or 2013.

Mortgage-related securities available-for-sale with a fair value of approximately $85,581 and $74,988 at June 30, 2014, and December 31, 2013, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	June 30	December 31
	2014	2013
Commercial loans:
Commercial and industrial	$206,170	$166,788
Commercial real estate	249,187	276,547
Multi-family real estate	286,154	265,841
Construction and development loans:
Commercial real estate	29,737	27,815
Multi-family real estate	145,752	164,685
Land and land development	5,813	6,962
Total construction and development	181,302	199,462
Total commercial loans	922,813	908,638
Retail loans:
One- to four-family first mortgages:
Permanent	458,235	449,230
Construction	42,190	40,968
Total one- to four-family first mortgages	500,425	490,198
Home equity loans:
Fixed term home equity	144,649	148,688
Home equity lines of credit	79,335	79,470
Total home equity loans	223,984	228,158
Other consumer loans:
Student	10,342	11,177
Other	12,591	12,942
Total other consumer loans	22,933	24,119
Total retail loans	747,342	742,475
Gross loans receivable	1,670,155	1,651,113
Undisbursed loan proceeds	(89,924)	(117,439)
Allowance for loan losses	(22,794)	(23,565)
Deferred fees and costs, net	(978)	(1,113)
Total loans receivable, net	$1,556,459	$1,508,996

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, and Minnesota, as is the real estate and non-real estate collateral that secures the Company’s loans.

At June 30, 2014, and December 31, 2013, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $359,000 and $327,000, respectively, were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,112,812 and $1,148,109 at June 30, 2014, and December 31, 2013, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

	At or for the Six Months Ended June 30, 2014
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Provision	425	1,137	(222)	(1,510)	276	228	334
Charge-offs	–	(557)	(241)	–	(429)	(311)	(1,538)
Recoveries	1	129	–	142	135	26	433
Ending balance	$3,029	$7,086	$5,468	$2,792	$3,202	$1,217	$22,794
Loss allowance individually evaluated for impairment	$15	$9	$663	–	–	–	$687
Loss allowance collectively evaluated for impairment	$3,014	$7,077	$4,805	$2,792	$3,202	$1,217	$22,107

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$14,437	$20,230	$9,001	$2,293	$5,046	$509	$51,516
Loans collectively evaluated for impairment	191,733	228,957	277,153	112,875	471,589	246,408	1,528,715
Total loans receivable	$206,170	$249,187	$286,154	$115,168	$476,635	$246,917	$1,580,231

	At or for the Six Months Ended June 30, 2013
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$1,686	$7,354	$5,195	$2,617	$3,267	$1,458	$21,577
Provision	683	207	(823)	1,586	614	355	2,622
Charge-offs	(199)	(493)	–	(6)	(860)	(838)	(2,396)
Recoveries	3	414	–	–	247	75	739
Ending balance	$2,173	$7,482	$4,372	$4,197	$3,268	$1,050	$22,542
Loss allowance individually evaluated for impairment	–	$500	$608	$239	–	–	$1,347
Loss allowance collectively evaluated for impairment	$2,173	$6,982	$3,764	$3,958	$3,268	$1,050	$21,195

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$1,065	$19,846	$8,267	$18,101	$6,066	$813	$54,158
Loans collectively evaluated for impairment	148,744	224,131	255,063	75,384	438,815	241,364	1,383,501
Total loans receivable	$149,809	$243,977	$263,330	$93,485	$444,881	$242,177	$1,437,659

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in a decrease in the total allowance for loan losses of $118 and $458 during the three and six months ended June 30, 2014, respectively, and an increase of $1,208 and $1,659 during the three and six months ended June 30, 2013, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	June 30, 2014
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	$15	$17	$15	$18	$1
Lines of credit	–	–	–	–	–
Total commercial and industrial	15	17	15	18	1
Commercial real estate:
Office	–	–	–	13	–
Retail/wholesale/mixed	245	262	9	456	6
Industrial/warehouse	–	–	–	498	–
Other	–	–	–	–	–
Total commercial real estate	245	262	9	967	6
Multi-family real estate	1,423	1,423	663	1,682	21
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	193	–
Total construction and development	–	–	–	193	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$1,683	$1,702	$687	$2,860	$28

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$158	$761	–	$286	$7
Lines of credit	36	154	–	30	1
Total commercial and industrial	194	915	–	316	8
Commercial real estate:
Office	679	1,437	–	758	14
Retail/wholesale/mixed	1,527	5,568	–	2,041	49
Industrial/warehouse	45	478	–	233	41
Other	38	161	–	290	7
Total commercial real estate	2,289	7,644	–	3,322	111
Multi-family real estate	–	1,972	–	1,401	–
Construction and development:
Commercial real estate	597	597	–	419	–
Multi-family real estate	–	107	–	–	–
Land and land development	42	1,083	–	164	–
Total construction and development	639	1,787	–	583	–
One- to four-family	4,256	5,321	–	5,167	51
Home equity and other consumer:
Home equity	448	742	–	697	1
Student	–	–	–	–	–
Other	61	65	–	60	–
Total home equity and other consumer	509	807	–	757	1
Total with no allowance recorded	$7,887	$18,446	–	$11,546	$171

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	June 30, 2014
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$77,852	$2,476	$571	$720	$81,619
Lines of credit	104,768	4,424	1,642	13,717	124,551
Total commercial and industrial	182,620	6,900	2,213	14,437	206,170
Commercial real estate:
Office	53,615	9,067	15,118	5,088	82,888
Retail/wholesale/mixed use	89,611	7,099	15,656	12,167	124,533
Industrial/warehouse	33,069	377	223	2,937	36,606
Other	5,122	–	–	38	5,160
Total commercial real estate	181,417	16,543	30,997	20,230	249,187
Multi-family real estate	264,838	10,705	1,610	9,001	286,154
Construction and development:
Commercial real estate	22,857	–	–	597	23,454
Multi-family real estate	85,945	–	–	–	85,945
Land and land development	3,963	110	–	1,696	5,769
Total construction/development	112,765	110		2,293	115,168
One- to four-family	469,161	695	1,733	5,046	476,635
Home equity and other consumer:
Home equity	223,536	–	–	448	223,984
Student	10,342	–	–	–	10,342
Other	12,530	–	–	61	12,591
Total home equity and other consumer	246,408	–	–	509	246,917
Total	$1,457,209	$34,953	$36,553	$51,516	$1,580,231

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

	December 31, 2013
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$64,181	$6,877	$553	$389	$72,000
Lines of credit	66,838	19,721	8,182	47	94,788
Total commercial and industrial	131,019	26,598	8,735	436	166,788
Commercial real estate:
Office	53,425	9,206	15,240	5,268	83,139
Retail/wholesale/mixed use	89,367	9,213	15,772	9,590	123,942
Industrial/warehouse	45,931	670	9,237	1,400	57,238
Other	12,143	–	–	82	12,225
Total commercial real estate	200,866	19,089	40,249	16,340	276,544
Multi-family real estate	239,985	14,242	3,593	8,021	265,841
Construction and development:
Commercial real estate	21,279	–	–	597	21,876
Multi-family real estate	66,767	–	–	15,666	82,433
Land and land development	4,814	257	–	1,846	6,917
Total construction/development	92,860	257	–	18,109	111,226
One- to four-family	454,662	834	125	5,377	460,998
Home equity and other consumer:
Home equity	227,482	–	–	676	228,158
Student	11,177	–	–	–	11,177
Other	12,838	–	–	104	12,942
Total home equity and other consumer	251,497	–	–	780	252,277
Total	$1,370,889	$61,020	$52,702	$49,063	$1,533,674

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at June 30, 2014, or December 31, 2013. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at June 30, 2014, or December 31, 2013.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	June 30, 2014
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	$21	$49	$66	$136	$81,483	$81,619	$173
Lines of credit	185	–	–	185	124,366	124,551	36
Total commercial and industrial	206	49	66	321	205,849	206,170	209
Commercial real estate:
Office	392	–	287	679	82,209	82,888	679
Retail/wholesale/mixed	998	209	177	1,384	123,149	124,533	1,772
Industrial/warehouse	–	–	45	45	36,561	36,606	45
Other	–	169	–	169	4,991	5,160	38
Total commercial real estate	1,390	378	509	2,277	246,910	249,187	2,534
Multi-family real estate	718	–	–	718	285,436	286,154	1,423
Construction and development:
Commercial real estate	–	–	597	597	22,857	23,454	597
Multi-family real estate	–	–	–	–	85,945	85,945	–
Land and land development	16	–	42	58	5,711	5,769	42
Total construction	16	–	639	655	114,513	115,168	639
One- to four-family	6,848	2,103	4,221	13,172	463,463	476,635	4,256
Home equity and other consumer:
Home equity	430	273	448	1,151	222,833	223,984	448
Student	214	179	291	684	9,658	10,342	–
Other	63	29	61	153	12,438	12,591	61
Total home equity and other consumer	707	481	800	1,988	244,929	246,917	509
Total	$9,885	$3,011	$6,235	$19,131	$1,561,100	$1,580,231	$9,570

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

As of June 30, 2014, and December 31, 2013, $291 and $443 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of June 30, 2014, and December 31, 2013, TDRs were $5,027 and $4,298, respectively, and consisted primarily of one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $3,598 and $3,310, respectively. Additions to TDRs during the six-month periods ended June 30, 2014 and 2013 were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same three- and six-month periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

4.	Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Six Months Ended June 30
	2014	2013
MSRs at beginning of the period	$8,737	$9,217
Additions	354	1,643
Amortization	(878)	(1,793)
MSRs at end of period	8,213	9,067
Valuation allowance at end of period	–	(167)
MSRs at end of the period, net	$8,213	$8,900

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for six months ending December 31:	2014	$609
Estimate for years ending December 31:	2015	1,084
	2016	963
	2017	837
	2018	726
	2019	726
	Thereafter	3,268
	Total	$8,213

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of June 30, 2014. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5.	Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	June 30	December 31
	2014	2013
Accrued interest:
Loans receivable	$4,581	$4,582
Mortgage-related securities	1,190	1,328
Total accrued interest	5,771	5,910
Foreclosed properties and repossessed assets:
Commercial real estate	3,489	4,236
Land and land development	1,818	2,171
One-to four-family	831	329
Total foreclosed properties and repossessed assets	6,138	6,736
Bank-owned life insurance	60,106	59,451
Premises and equipment, net	51,536	51,565
Deferred tax asset, net	22,768	27,387
Federal Home Loan Bank stock, at cost	13,465	12,245
Other assets	22,673	19,967
Total other assets	$182,457	$183,261

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

5.	Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,269 and $3,060 at June 30, 2014 and December 31, 2013, respectively.

6.	Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	June 30	December 31
	2014	2013
Checking accounts:
Non-interest-bearing	$176,793	$161,639
Interest-bearing	240,502	245,923
Total checking accounts	417,295	407,562
Money market accounts	516,070	501,020
Savings accounts	225,129	220,236
Certificates of deposit:
Due within one year	451,347	523,690
After one but within two years	73,919	83,192
After two but within three years	7,148	8,502
After three but within four years	10,325	8,152
After four but within five years	14,873	10,328
Total certificates of deposits	557,612	633,864
Total deposit liabilities	$1,716,106	$1,762,682

7.	Borrowings

The following table summarizes borrowings as of the dates indicated:

	June 30, 2014		December 31, 2013
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$65,000	0.13%	$40,000	0.13%
FHLB term advances maturing in:
2014	–	–	–	–
2015	23,450	0.80	23,450	0.80
2016	23,450	1.04	23,450	1.04
2017	37,780	1.48	37,795	1.48
2018	42,382	2.10	42,470	2.11
2019 and thereafter	77,229	3.50	77,735	3.51
Total borrowings	$269,291	1.73%	$244,900	1.91%

All of the Company’s advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of June 30, 2014, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total capital	$279,419	18.13%	$123,276	8.00%	$154,095	10.00%
(to risk-weighted assets)
Tier 1 capital	260,114	16.88	61,638	4.00	92,457	6.00
(to risk-weighted assets)
Tier 1 capital	260,114	11.22	92,730	4.00	115,912	5.00
(to adjusted total assets)

As of December 31, 2013:
Total capital	$272,074	17.82%	$122,159	8.00%	$152,698	10.00%
(to risk-weighted assets)
Tier 1 capital	252,931	16.56	61,079	4.00	91,619	6.00
(to risk-weighted assets)
Tier 1 capital	252,931	10.89	92,943	4.00	116,179	5.00
(to adjusted total assets)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

9.	Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Basic earnings per share:
Net income	$3,578	$2,649	$6,422	$5,194
Weighted average shares outstanding	46,249,884	46,199,872	46,249,884	46,199,053
Vested restricted stock for period	42,132	24,959	36,876	21,209
Basic shares outstanding	46,292,016	46,224,831	46,286,760	46,220,262
Basic earnings per share	$0.08	$0.06	$0.14	$0.11

Diluted earnings per share:
Net income	$3,578	$2,649	$6,422	$5,194
Weighted average shares outstanding used in basic earnings per share	46,292,016	46,224,831	46,286,760	46,220,262
Net dilutive effect of:
Stock option shares	208,839	117,002	242,234	105,189
Unvested restricted stock	25,988	25,126	29,605	24,012
Diluted shares outstanding	46,526,843	46,366,959	46,558,599	46,349,463
Diluted earnings per share	$0.08	$0.06	$0.14	$0.11

The Company had stock options for 488,000 and 2,321,000 shares outstanding as of June 30, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $7.53 and $9.21 per share as of those dates, respectively.

10.	Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $170 and $53 during the three months ended June 30, 2014 and 2013, respectively, and $340 and $98 during the six months ended June 30, 2014 and 2013, respectively.

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

June 30, 2014

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

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended June 30		Six Months Ended September 30
	2014	2013	2014	2013
Service cost	$224	$770	$448	$1,540
Interest cost	667	575	1,334	1,150
Expected return on plan assets	(722)	(824)	(1,444)	(1,648)
Amortization of net loss from earlier periods	165	433	330	866
Net periodic benefit cost	$334	$954	$668	$1,908

The net periodic benefit cost for the Company’s supplemental plan was $115 and $232 for the three months ended June 30, 2014 and 2013, respectively, and $230 and $464 for the six months ended June 30, 2014 and 2013, respectively. The amounts in 2014 consisted of interest cost of $113, and amortization of net loss from earlier periods of $2 for the three month period, and interest cost of $226, and amortization of net loss from earlier periods of $4 for the six-month period. The amounts in 2013 consisted of service cost of $40, interest cost of $97, and amortization of net loss from earlier periods of $95 for the three month period, and service cost of $80, interest cost of $194, and amortization of net loss from earlier periods of $190 for the six-month period. The amount of the 2014 contribution, if any, will be determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2014. As of June 30, 2014, the amount of the 2014 contribution, if any, was unknown. No contribution is necessary for the supplemental pension plan.

11.	Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). Options granted under the 2004 Plan vested over five years and had expiration terms of ten years. The 2004 Plan also provided for restricted stock awards that also vested over five years. The 2004 Plan terminated on February 1, 2014, in accordance with the terms of the plan. Options awarded under the 2004 Plan will remain outstanding until exercised, forfeited, or expired.

In May 2014 the Company’s shareholders approved the 2014 Stock Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance shares. Awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 options and/or shares. As of June 30, 2014, 2,964,500 options and/or shares remain eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $93 and $64 for the three months ended June 30, 2014 and 2013, respectively, and $183and $133 for the six months ended as of the same date. Outstanding non-vested restricted stock grants had a fair value of $1,349 and an unamortized cost of $1,304 at June 30, 2014. The cost of these shares is expected to be recognized over a weighted-average period of 1.95 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

11.	Stock-Based Benefit Plans (continued)

Stock option grants are amortized to compensation expense as the Company’s employees and directors become vested in the options. The amount amortized to expense was $134 and $77 for the three months ended June 30, 2014 and 2013, respectively, and $232 and $153 for the six months ended as of the same dates, respectively. As of June 30, 2014, there was $1,146 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.79 years.

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Six Months Ended June 30
	2014		2013
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,955,000	$8.0742	2,671,000	$8.4711
Granted	256,000	7.0329	342,000	4.9030
Exercised	–	–	(12,200)	4.64188
Forfeited	(10,000)	10.6730	(43,800)	8.9014
Expired	(1,536,000)	10.6730	–	–
Outstanding at end of period	1,665,000	$5.5011	2,957,000	$8.0678

The following table provides additional information regarding the Company’s outstanding options as of June 30, 2014.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$12.234	2.0	–	–	50,000	–
$11.160	3.8	–	–	32,000	–
$12.025	4.1	–	–	50,000	–
$7.226	5.8	10,000	–	40,000	–
$4.740	6.5	28,000	$30	42,000	$45
$5.050	6.6	142,000	107	211,000	158
$4.300	6.7	10,000	15	15,000	23
$3.720	7.1	10,500	22	7,000	15
$3.390	7.6	241,500	582	158,000	381
$3.800	7.8	6,000	12	4,000	8
$4.820	8.6	241,600	237	60,400	59
$5.360	8.9	16,000	7	4,000	2
$5.700	8.9	16,000	2	4,000	1
$6.340	9.1	10,000	–	–	–
$7.170	9.6	228,500	–	–	–
$6.010	9.8	7,500	–	–	–
$5.850	9.9	20,000	–	–	–
Total		987,600	$1,014	677,400	$692
Weighted-average remaining contractual life		8.2 years		6.3 years
Weighted-average exercise price		$5.1143		$6.0529

There were no options exercised during the six months ended June 30, 2014. The intrinsic value of options exercised during the six months ended June 30, 2013, was $14. The weighted average grant date fair value of non- vested options at June 30, 2014, was $1.43 per share. During the six months ended June 30, 2014, options for 256,000 shares were granted, options for 236,900 shares became vested, non-vested options for 10,000 shares were forfeited, and vested options for 1,536,000 shares expired.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

11.	Stock-Based Benefit Plans (continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 256,000 options granted during the six-month period ended June 30, 2014: risk free rate of 2.40%, dividend yield of 1.66%, expected stock volatility of 32%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.34 per option using these assumptions. The following weighted-average assumptions were used to value 342,000 options granted during the three month period ended June 30, 2013: risk free rate of 1.24%, dividend yield of 1.66%, expected stock volatility of 30%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $1.33 per option using these assumptions.

12.	Derivatives and Other Financial Instruments

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	June 30	December 31
	2014	2013
Unused commercial lines of credit	$103,068	$104,734
Commercial loans	10,276	1,535
Standby letters of credit	4,425	3,350
Real estate loan commitments:
Fixed rate	40,230	29,158
Adjustable rate	196,950	141,604
Unused consumer lines of credit	169,077	168,645

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”) or the FHLB of Chicago. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings. As of June 30, 2014, and December 31, 2013, net unrealized gains of $146 and $93, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains of $85 and $16 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

12.	Derivatives and Other Financial Instruments (continued)

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments are designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives are carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments are recorded through periodic earnings in other non-interest income. As of June 30, 2014, and December 31, 2013, net unrealized gains of $741 and $32, respectively, were recognized in other non-interest income on these derivative instruments as well as losses of $741 and $32, for the same periods, respectively, on these derivative instruments.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$10,606	$206	$4,361	$60
Forward commitments to sell loans	10,340	(60)	4,085	33
Embedded derivatives on commercial loans	24,084	606	4,983	32
Receive-fixed interest rate swaps	5,300	135	–	–
Pay-fixed interest rate swaps	29,384	(741)	4,983	(32)
Net unrealized gains		$146		$93

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13.	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended June 30, 2014.

The methods and assumptions used by the Company in estimating the fair value of its financial instruments, whether or not such fair values are recognized in the consolidated financial statements, are summarized below:

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of June 30, 2014:

	Weighted- Average	Range
Loan size	$122	$1-$416
Contractual interest rate	3.78%	2.00%-7.15%
Constant prepayment rate (“CPR”)	8.65%	5.32%-25.95%
Remaining maturity in months	233	1-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.92%	9.88%-11.63%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at June 30, 2014. Accordingly, the Company had no valuation allowance as of June 30, 2014, but did record a gain of $1 during the six-month period then ended, which was equal to the change in the valuation allowance during that period. MSR pools determined to be impaired at December 31, 2013, had an amortized cost basis of $10 and a fair value of $9 as of that date. Accordingly, the Company recorded a valuation allowance of $1 as of December 31, 2013, as well as a corresponding gain of $2,395 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period. The Company recorded a gain of $2,229 during the six-month period ended June 30, 2013.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

Deposit Liabilities and Advance Payments by Borrowers for Taxes and Insurance Fair values for demand deposits equal book value. The Company considers the fair value of demand deposits to be Level 2 in the fair value hierarchy. Fair values for certificates of deposits are estimated using a discounted cash flow calculation that applies current market borrowing interest rates to a schedule of aggregated expected monthly maturities on deposits. The Company considers the fair value of certificates of deposit to be Level 3 in the fair value hierarchy. The advance payments by borrowers for taxes and insurance are equal to their carrying amounts at the reporting date. The Company considers the fair value of advance payment by borrowers to be Level 2 in the fair value hierarchy.

Borrowings The fair value of long-term borrowings is estimated using discounted cash flow calculations with the discount rates equal to interest rates currently being offered for borrowings with similar terms and maturities. The carrying value on short-term borrowings approximates fair value. The Company considers the fair value of borrowings to be Level 2 in the fair value hierarchy.

Derivatives and Other Financial Instruments Derivatives and other financial instruments consist of commitments to extend credit, IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives related to certain commercial loan relationships. Commitments to extend credit that are not IRLCs generally carry variable rates of interest. As such, the fair value of these instruments is not material. The Company considers the fair value of these instruments to be Level 2 in the fair value hierarchy. The carrying value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives is equal to their fair value. For IRLCs and forward commitments, the fair value is the difference between the current market prices for securities collateralized by similar loans and the notional amounts of the IRLCs and forward commitments. The fair value of the Company’s interest rate swaps and embedded derivatives is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance or credit risk component. The Company considers the fair value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives to be Level 2 in the fair value hierarchy.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	June 30 2014		December 31 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$37,350	$37,350	$42,456	$42,456
Mortgage related securities available-for-sale	396,085	396,085	446,596	446,596
Mortgage related securities held-to-maturity	154,326	155,863	155,505	153,223
Loans held-for-sale	2,968	2,968	1,798	1,798
Loans receivable, net	1,556,459	1,557,653	1,508,996	1,508,092
Mortgage servicing rights, net	8,213	10,340	8,737	10,479
Federal Home Loan Bank stock	13,465	13,465	12,245	12,245
Accrued interest receivable	5,771	5,771	5,910	5,910
Deposit liabilities	1,716,106	1,610,926	1,762,682	1,647,540
Borrowings	269,291	278,089	244,900	251,826
Advance payments by borrowers	21,651	21,651	3,431	3,431
Accrued interest payable	458	458	450	450
Unrealized gain (loss) on derivatives and other financial instruments:
Interest rate lock commitments on loans	206	206	60	60
Forward commitments to sell loans	(60)	(60)	33	33
Embedded derivatives on commercial loans	606	606	32	32
Receive-fixed interest rate swaps	135	135	–	–
Pay-fixed interest rate swaps	(741)	(741)	(32)	(32)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At June 30, 2014
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$2,968	–	$2,968
Mortgage-related securities available-for-sale	–	396,085	–	396,085

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$1,798	–	$1,798
Mortgage-related securities available-for-sale	–	446,596	–	446,596

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At June 30, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $687 was recorded for loans with a recorded investment of $51,516 at June 30, 2014. These amounts were $1,000 and $49,066 at December 31, 2013, respectively. Provision for loan losses related to these loans was $96 during the six-month period ended June 30, 2014, and $380 during the twelve month period ended December 31, 2013. Provision for loan losses related to impaired loans at June 30, 2013, was $432 for the six months ended June 30, 2013.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of June 30, 2014, $5,415 in foreclosed properties was valued at collateral value compared to $6,612 at December 31, 2013. Losses of $1,027 and $1,672 related to these foreclosed properties were recorded during the six months ended June 30, 2014, and the twelve months ended December 31, 2013, respectively. Losses on foreclosed properties valued at collateral value at June 30, 2013 were $1,297 for the six months ended June 30, 2013.

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

Results of Operations

Overview The Company’s net income was $3.6 million or $0.08 per diluted share and $6.4 million or $0.14 per diluted share for the three- and six-month periods ended June 30, 2014, respectively, compared to $2.6 million or $0.06 per diluted share and $5.2 million or $0.11 per diluted share during the same periods in 2013, respectively. Net income during the three- and six-month periods ended June 30, 2014, represented a return on assets (“ROA”) of 0.61% and 0.55%, respectively, compared to 0.45% and 0.44% in the same periods of 2013, respectively. Net income in these same periods of 2014 also represented a return on equity (“ROE”) of 5.03% and 4.53%, respectively, compared to 3.86% and 3.80% in the same periods of 2013, respectively. The improvement in net income between these periods was due primarily to higher net interest income, lower provision for loan losses, and lower compensation-related expenses. These developments were partially offset by lower net mortgage banking revenue and, for the year-to-date period, a non-recurring charge in the first quarter of 2014 related to state income taxes. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and six months ended June 30, 2014 and 2013.

Net Interest Income The Company’s net interest income increased by $1.2 million or 7.5% and by $2.2 million or 6.7% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These increases were primarily attributable to a 28 basis point improvement in the Company’s net interest margin, from 3.01% during the first half of 2013 to 3.29% during the same period in the current year. In the quarter just ended, the Company’s net interest margin improved to 3.32% compared to 3.02% in the second quarter of last year. These improvements in net interest margin were due principally to an improved earning asset mix and an improved funding mix between these periods. Specifically, the Company’s average loans receivable increased by $91.0 million or 6.4% during the first six months of 2014 compared to the same period in 2013 and its average mortgage-related securities, investment securities, and overnight investments declined by $141.3 million or 19.2% in the aggregate between these same periods. Loans receivable generally have a higher yield than securities and overnight investments.

With respect to the Company’s funding mix, its average checking and savings deposits increased by $35.6 million or 3.9% in the aggregate during the first half of 2014 compared to the same period in 2013 and its average certificates of deposit declined by $164.2 million or 21.5% between these periods. Checking and savings deposits generally have a lower interest cost (or no interest cost) than certificates of deposits. Also contributing to the improvement in funding mix during the first six months of 2014 was $37.5 million in average overnight borrowings from the FHLB of Chicago compared to no such borrowings in the 2013 year-to-date period. These borrowings, which were drawn to fund loan growth and net deposit outflows in recent months, had an average interest cost of only 0.13% during the first half of 2014, which is also a lower cost than certificates of deposit.

Also contributing to the improvement in net interest margin during the six months ended June 30, 2014, compared to the same period in 2013 was a 46 basis point decline in the average cost of the Company’s certificates of deposit. Management anticipates that the Company’s cost of certificates of deposit will decline only modestly (if at all) during the remainder of 2014, although there can be no assurances.

The favorable impact of the aforementioned developments on net interest income was partially offset by a $50.3 million or 2.3% decrease in average earning assets during the six months ended June 30, 2014, compared to the same period in 2013. The Company’s earning assets have declined in recent periods as it has used available cash flow to fund a net decrease in its liabilities, particularly its certificates of deposit, as previously noted (refer to “Financial Condition—Deposit Liabilities,” below, for additional discussion).

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

	Three Months Ended June 30
	2014				2013
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,515,464		$16,518	4.36%	$1,415,619		$15,974	4.51%
Mortgage-related securities	556,043		3,243	2.33	610,196		3,538	2.32
Investment securities (2)	13,242		33	1.00	11,663		10	0.34
Interest-earning deposits	13,973		4	0.11	103,270		38	0.15
Total interest-earning assets	2,098,722		19,798	3.77	2,140,748		19,560	3.65
Non-interest-earning assets	227,966				231,726
Total average assets	$2,326,688				$2,372,474

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$225,385		14	0.02	$231,136		17	0.03
Money market accounts	506,520		182	0.14	471,429		168	0.14
Interest-bearing demand accounts	231,983		7	0.01	224,309		9	0.02
Certificates of deposit	579,582		1,023	0.71	730,334		1,979	1.08
Total deposit liabilities	1,543,470		1,226	0.32	1,657,208		2,173	0.52
Advance payments by borrowers for taxes and insurance	17,895		–	0.00	19,723		1	0.02
Borrowings	245,057		1,170	1.91	207,566		1,197	2.31
Total interest-bearing liabilities	1,806,422		2,396	0.53	1,884,497		3,371	0.72
Non-interest-bearing liabilities:
Non-interest-bearing deposits	178,041				160,246
Other non-interest-bearing liabilities	59,909				53,381
Total non-interest-bearing liabilities	237,950				213,627
Total liabilities	2,044,372				2,098,124
Total equity	282,316				274,350
Total average liabilities and equity	$2,326,688				$2,372,474
Net interest income and net interest rate spread			$17,402	3.24%			$16,189	2.93%
Net interest margin				3.32%				3.02%
Average interest-earning assets to average interest-bearing liabilities	1.16	X			1.14	X

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Six Months Ended June 30
	2014				2013
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,505,213		$32,810	4.36%	$1,414,256		$32,182	4.55%
Mortgage-related securities	569,066		6,598	2.32	637,885		7,465	2.34
Investment securities (2)	13,147		56	0.85	12,678		23	0.36
Interest-earning deposits	11,843		7	0.12	84,748		65	0.15
Total interest-earning assets	2,099,269		39,471	3.76	2,149,567		39,735	3.70
Non-interest-earning assets	227,419				231,066
Total average assets	$2,326,688				$2,380,633

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$223,012		27	0.02	$225,551		32	0.03
Money market accounts	499,670		361	0.14	469,241		345	0.15
Interest-bearing demand accounts	232,230		14	0.01	224,552		17	0.02
Certificates of deposit	598,391		2,186	0.73	762,633		4,544	1.19
Total deposit liabilities	1,553,303		2,588	0.33	1,681,977		4,938	0.59
Advance payments by borrowers for taxes and insurance	13,347		–	0.00	14,912		1	0.01
Borrowings	242,464		2,333	1.92	208,928		2,422	2.32
Total interest-bearing liabilities	1,809,114		4,921	0.54	1,905,817		7,361	0.77
Non-interest-bearing liabilities:
Non-interest-bearing deposits	169,404				138,780
Other non-interest-bearing liabilities	65,854				62,405
Total non-interest-bearing liabilities	235,258				201,185
Total liabilities	2,044,372				2,107,002
Total equity	282,316				273,631
Total average liabilities and equity	$2,326,688				$2,380,633
Net interest income and net interest rate spread			$34,550	3.22%			$32,374	2.93%
Net interest margin				3.29%				3.01%
Average interest-earning assets to average interest-bearing liabilities	1.16	X			1.13	X

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

	Three Months Ended June 30, 2014, Compared to June 30, 2013
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,087	$(543)	$544
Mortgage-related securities	(310)	15	(295)
Investment securities	1	22	23
Interest-earning deposits	(26)	(8)	(34)
Total interest-earning assets	752	(514)	238
Interest-bearing liabilities:
Savings accounts	3	(6)	(3)
Money market accounts	12	2	14
Interest-bearing demand accounts	–	(2)	(2)
Certificates of deposit	(355)	(601)	(956)
Total deposit liabilities	(340)	(607)	(947)
Advance payments by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	198	(225)	(27)
Total interest-bearing liabilities	(142)	(833)	(975)
Net change in net interest income	$894	$319	$1,213

	Six Months Ended June 30, 2014, Compared to June 30, 2013
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,006	$(1,378)	$628
Mortgage-related securities	(804)	(63)	(867)
Investment securities	1	32	33
Interest-earning deposits	(46)	(12)	(58)
Total interest-earning assets	1,157	(1,421)	(264)
Interest-bearing liabilities:
Savings accounts	6	(11)	(5)
Money market accounts	22	(6)	16
Interest-bearing demand accounts	1	(4)	(3)
Certificates of deposit	(842)	(1,516)	(2,358)
Total deposit liabilities	(813)	(1,537)	(2,350)
Advance payments by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	357	(446)	(89)
Total interest-bearing liabilities	(456)	(1,984)	(2,440)
Net change in net interest income	$1,613	$563	$2,176

Provision for Loan Losses The Company’s provision for loan losses was $321,000 in the second quarter of 2014 compared to $1.7 million in the same quarter last year. The provision for the six months ended June 30, 2014, was $334,000 compared to $2.6 million in the same period last year. The decline in the provision for loan loss during the six month period was due principally to an improvement in the general credit quality of the Company’s loan portfolio, as evidenced by a decrease in the overall level of the Company’s classified loans, as described later in this release. This improvement resulted in a decline in the portion of the Company’s allowance for loan loss that is determined primarily by internal risk ratings and the level of loans within each rating. General economic, employment, and real estate conditions continue to improve in the Company’s markets, although at a relatively slow pace. However, current conditions continue to be challenging for some borrowers. As such, there can be no assurances that classified loans and/or non-performing loans will continue to trend lower in future periods or that the Company’s provision for loan losses will not vary considerably from period to period. For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income Total non-interest income decreased by $1.4 million or 19.3% and $3.9 million or 26.9% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, respectively. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges decreased modestly during each of the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in the previous year. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account services charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. In previous periods, the Company had reported ATM and debit card fees, merchant processing fees, and certain other items as a component of other income (for additional discussion refer to “Note 1. Basis of Presentation” in the Company’s Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements”). Management attributes the decrease in deposit-related fees and charges during the 2014 periods to changes in deposit customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and from check printing commissions. These developments were partially offset by increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors. Also contributing was increased revenue from a debit card reward program that the Company implemented in 2013.

Brokerage and insurance commissions were $691,000 during the second quarter of 2014, which was $287,000 or 29.3% lower than the same period in the previous year. On a year-to-date basis, this source of revenue was $1.4 million in 2014, which was a $292,000 or 17.5% decline from the same period in 2013. This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. These decreases were primarily due to a decline in customer demand for tax-deferred annuities in the most recent quarter. In addition, commission revenue in the 2013 periods benefited from higher commissions from sales of equity-related investments.

Mortgage banking revenue, net, was $792,000 and $1.4 million during the three and six-month periods ended June 30, 2014, respectively. This compared to $2.4 million and $5.1 million during the same periods in 2013, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated (in prior periods these components had been presented as separate line items in the consolidated statements of income):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Dollars in thousands)
Gross servicing fees	$702	$722	$1,418	$1,437
Mortgage servicing rights amortization	(456)	(785)	(878)	(1,793)
Mortgage servicing rights valuation recovery	1	1,115	1	2,229
Loan servicing revenue, net	247	1,052	541	1,873
Gain on sale of loan activity, net	545	1,382	881	3,242
Mortgage banking, net	$792	$2,434	$1,422	$5,115

In prior periods the above components of mortgage banking revenue, net, had been presented as separate line items in the consolidated statement of income (for additional discussion refer to “Note 1. Basis of Presentation” in the Company’s Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements”).

Loan servicing revenue, net, was $247,000 in the second quarter of 2014 compared to $1.1 million in the same period in 2013. On a year-to-date basis, this revenue item was $541,000 in 2014 compared to $1.9 million in 2013. The change in the valuation allowance that the Company maintains against its mortgage servicing rights (“MSRs”) is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Higher market interest rates for residential loans beginning in early 2013 and continuing into 2014 resulted in lower future prepayment expectations on the loans underlying the Company’s MSRs, which resulted in a recovery of substantially all of the related valuation allowance in 2013. Higher rates also resulted in substantially lower MSR amortization in the 2014 periods compared to the same periods in 2013 due to a lower level of actual loan prepayments. As of June 30, 2014, the Company’s MSRs had a net book value of $8.2 million. As of the same date the Company serviced $1.1 billion in loans for third-party investors compared to $1.2 billion one year ago.

The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. In periods prior to 2014 the amortization of MSRs exceeded the fee revenue that was collected from servicing the related mortgage loans. Amortization of MSRs was elevated in those periods because of a low interest rate environment, which resulted in increased loan prepayment activity and faster amortization of the related MSRs. Market interest rates for residential mortgage loans have increased and prepayment expectations decreased in recent periods. As such, the Company could record reduced levels of MSR amortization expense and has recovered all or a portion of previously established allowance on MSRs. In contrast, if market interest rates decrease and/or actual or expected loan prepayment expectations increase in future periods, amortization expense is likely to increase because of higher levels of loan prepayment activity. In addition, the Company could potentially record charges to earnings related to increases in the valuation allowance on its MSRs.

Gain on loan sales activities, net, was $545,000 and $881,000 during the three- and six-month periods ended June 30, 2014, respectively, compared to $1.4 million and $3.2 million in the same periods last year, respectively. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. During the first six months of 2014 sales of these loans were $156.8 million or 84.5% lower than they were during the same period in 2013. Increases in market interest rates for mortgage loans during 2013 and continuing into 2014 have resulted in lower originations and sales of fixed-rate, one- to four-family loans in recent periods. If market interest rates remain at their current level or trend higher, management anticipates that the Company’s gains on sales of loans will continue to be substantially lower during the remainder of 2014 than they were in 2013.

Income from bank-owned life insurance (“BOLI”) was $582,000 during the three months ended June 30, 2014, compared to $426,000 during the same period in 2013. On a year-to-date basis, income from BOLI was $1.1 million in 2014 compared to $1.2 million in the same period of 2013. Results in the second quarter of 2014 included a payout of excess death benefits under the terms of the insurance contracts. Results in the second quarter of 2014 included a payout of excess death benefits under the terms of the insurance contracts. The second quarter of 2013 does not include any payouts related to excess death benefits. On a year-to-date basis, however, payouts of excess death benefits in 2014 were lower than they were during the same six-month period in 2013.

Other non-interest income was $636,000 during the second quarter of 2014 compared to $182,000 during the same quarter in 2013. During the six-month period, other non-interest income was $888,000 in 2014 compared to $598,000 in the same period last year. These changes were due primarily to increased fee income from interest rate swaps related to certain commercial lending relationships. In late 2013 the Company began to mitigate the interest rate risk associated with these types of lending relationships by executing interest rate swaps related to the relationships, the accounting for which resulted in the recognition of a certain amount of fee income at the time the swap contracts were executed. Management expects that this source of revenue will vary from period to period depending on borrower preference for the types of lending relationships that generate the need for the interest rate swaps.

Non-Interest Expense Total non-interest expense decreased by $191,000 or 11.0% and $2.4 million or 6.7% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, respectively. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses decreased by $855,000 or 7.8% and $2.0 million or 9.3% during the three- and six-month periods ended June 30, 2014, respectively, compared to the same period in 2013, respectively. These decreases were due primarily to lower costs related to the Company’s defined benefit pension plan, the benefits of which were frozen for most participants effective December 31, 2013. Also contributing to the decrease in this plan’s costs was an increase in the discount rate used to determine the present value of the pension obligation. Compensation-related expenses was also lower in the 2014 periods because of a change in the manner in which employees earn vacation and other paid time off benefits beginning in 2014. Management anticipates that this change, which is non-recurring, will reduce full-year compensation expense in 2014 by approximately $1.3 million compared to 2013.

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

Occupancy and equipment expenses increased by $153,000 or 5.3% during the three months ended June 30, 2014, compared to the same period in the prior year. Year-to-date, occupancy and equipment expenses increased by $424,000 or 7.1% in 2014 compared to the same six month period in 2013. Most of these increases were caused by increased snow removal costs and utility expenses earlier in 2014 due to harsh winter conditions compared to the prior year. Also contributing were increased maintenance and repair costs in the 2014 periods relative to the 2013 periods.

Federal deposit insurance premiums were $372,000 during the second quarter of 2014, which was $136,000 or 57.6% higher than the same period in 2013. On a year-to-date basis, these premiums were $746,000 in 2014, which was $297,000 or 28.5% lower than the same period in 2013. The year-to-date decrease was caused by continued improvement in the Company’s financial condition and operating results which, under the FDIC’s risk-based premium assessment system, has resulted in a lower insurance assessment rate. Also contributing to the decrease was a lower level of average total assets in the first half of 2014 compared to 2013. The FDIC uses average total assets as the assessment base for determining the insurance premium. The quarterly increase in deposit insurance premiums was caused by a $250,000 retroactive credit the Company received in the second quarter of 2013 that was also related to its improved condition and results, but which related to premiums that had been paid in earlier periods.

Advertising and marketing-related expenses declined by $30,000 or 5.6% during the second quarter of 2014 compared to the same quarter in the previous year. Year-to-date, advertising and marketing expenses declined by $93,000 or 8.8% in 2014 compared to the same six month period in the prior year. At this time management expects advertising and marketing-related expenses for the full year of 2014 to be about 5% higher than they were in 2013. However, this will depend on future management decisions and there can be no assurances.

Net losses and expenses on foreclosed real estate were $607,000 and $967,000 during the three and six months ended June 30, 2014, respectively compared to $443,000 and $1.5 million during the same period of last year. In general, the Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to lower levels of foreclosed properties. Management does not consider the increase in the second quarter of 2014 to be indicative of a reversal in this general trend, although there can be no assurances.

Income Tax Expense Income tax expense was $2.0 million and $1.5 million during the three months ended June 30, 2014 and 2013, respectively, and was $4.4 million and $2.7 million during the six months ended as of the same dates, respectively. The Company’s effective tax rates (“ETRs”) during the second quarters of 2014 and 2013 were 35.7% and 35.9%, respectively. The 2014 year-to-date period includes a non-recurring charge of $518,000 (net of federal income tax benefit) that was related to a payment by the Company to the Wisconsin Department of Revenue (the “Department”) to settle a tax matter that has been previously disclosed. Excluding this non-recurring charge, as well as the related federal tax benefit, the Company’s effective tax rates (“ETRs”) during the first six months of 2014 and 2013 were 36.1% and 34.1%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue items, such as tax-exempt interest income and earnings from BOLI. The Company’s ETR will generally be higher in periods in which these non-taxable revenue items comprise a smaller portion of pre-tax income.

Financial Condition

Overview The Company’s total assets decreased by $9.5 million or 0.4% during the six months ended June 30, 2014. During this period the Company’s mortgage-related securities available-for-sale declined by $50.5 million. In addition, overnight borrowings from the FHLB of Chicago, which are a component of borrowings, increased by $25.0 million during the period and advance payments from borrowers for taxes and insurance increased by $18.2 million. Cash flows from these sources funded a $47.5 million increase in the Company’s loans receivable and a $46.6 million decrease in its deposit liabilities. The Company’s total shareholders’ equity increased from $281.0 million at December 31, 2013, to $285.8 million at June 30, 2014. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the three and six months ended June 30, 2014.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale declined by $50.5 million or 11.3% during the six months ended June 30, 2014. This decrease was principally caused by periodic principal repayments on the securities. The Company did not purchase any available-for-sale securities during the six months ended June 30, 2014.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $8.8 million at June 30, 2014, compared to a net unrealized gain of $7.1 million at December 31, 2013.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. As of June 30, 2014, and December 31, 2013, the carrying value of the Company’s investment in private-label CMOs was $34.1 million and $38.7 million, respectively. The net unrealized gain on the securities as of such dates was $866,000 and $580,000, respectively. As of June 30, 2014, $26.8 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $779,000. As of December 31, 2013, $28.8 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized gain of $502,000.

As of June 30, 2014, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company did not purchase any held-to-maturity securities during the six months ended June 30, 2014.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $3.0 million and $1.8 million at June 30, 2014, and December 31, 2013, respectively. For reasons noted previously in this report, management believes that sales of one- to four-family mortgage loans during the remainder of 2014 will continue to be substantially lower than they were in 2013.

Loans Receivable The Company’s loans receivable increased by $47.5 million or 3.1% during the six months ended June 30, 2014. During the first half of 2014 commercial and industrial loans increased by $39.4 million or 23.6% on increased originations and credit line utilization by borrowers. In addition, multi-family real estate loans increased by $20.3 million or 7.6% on increased originations and construction disbursements on existing loans. Finally, one- to four-family loans increased by $10.2 million or 2.1% despite a lower level of originations in the first half of 2014 compared to the same period in 2013. This development was caused by higher market interest rates, as previously noted, which has significantly reduced the amount of prepayment activity in the one- to four-family loan portfolio in recent trends. In contrast, the Company’s portfolio of commercial real estate loans declined by $27.4 million or 9.9% during the first half of 2014 due to low borrower demand and aggressive competition for these types of loans in recent periods. The Company’s portfolios of home equity and consumer loans have declined modestly in recent periods for similar reasons. Growth in total loans is subject to economic, market, and competitive factors outside of the Company’s control and there can be no assurances that expected loan growth will continue in 2014 or that total loans will not decrease during the period.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Six Months Ended June 30
	2014	2013
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$43,570	$22,444
Commercial real estate	14,297	10,205
Multi-family real estate	57,472	29,499
Construction and development	32,552	45,024
Total commercial loans	147,891	107,172
Retail loans:
One- to four-family first mortgages (1)	30,316	45,375
Home equity	16,705	23,794
Other consumer	730	1,861
Total retail loans	47,751	71,030
Total loan originations	$195,642	$178,202

(1)	Excludes $32.2 million and $188.7 million in loans originated for sale during the six months ended June 30, 2014 and 2013, respectively.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $8.2 million at June 30, 2014, and $8.7 million at December 31, 2013, net of valuation allowances of zero and $1,400 as of such dates, respectively. As of June 30, 2014, the Company serviced $1.1 billion in loans for third-party investors compared to $1.2 billion at December 31, 2013. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Other Assets As of June 30, 2014, and December 31, 2013, the Company’s net deferred tax asset, which is included as a component of other assets, was $22.8 million and $27.4 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

The Company’s foreclosed properties and repossessed assets, which are included as a component of other assets, were $6.1 million and $6.7 million at June 30, 2014, and December 31, 2013, respectively. Management expects foreclosed properties and repossessed assets to trend modestly lower in the near term. However, there can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

Deposit Liabilities The Company’s deposit liabilities decreased by $46.6 million or 2.6% during the six months ended June 30, 2014. Certificates of deposit declined by $76.3 million or 12.0% during the period while core deposits, consisting of checking, savings and money market accounts, increased by $29.7 million or 2.6%. The Company continues to closely manage the rates it offers on certificates of deposit to control its overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods. Core deposits have increased in recent periods in response to management’s efforts to increase sales of such products and related services to commercial businesses, as well as efforts to focus its retail sales efforts on such products and related services. Also contributing to the increase in core deposits in recent periods, however, was customer reaction to the low interest rate environment for deposit products. Management believes that this environment has encouraged some customers to switch to core deposits in an effort to retain flexibility in the event interest rates rise in the future. If interest rates increase in the future, customer preference may shift from core deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which could have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $24.4 million or 10.0% during the six months ended June 30, 2014. This increase was primarily caused by an increase in overnight borrowings from the FHLB of Chicago, which partially funded growth in the Company’s loans receivable during the period, as well as the decrease in its deposit liabilities. The Company’s term advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $21.7 million at June 30, 2014, compared to $3.4 million at December 31, 2013. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity increased from $281.0 million at December 31, 2013, to $285.8 million at June 30, 2014. This increase was due primarily to net income during the period, partially offset by the payment of cash dividends of $0.03 and $0.04 per share to shareholders in the first and second quarters, respectively. The book value of the Company’s common stock was $6.14 per share at June 30, 2014, compared to $6.05 per share at December 31, 2013.

On August 4, 2014, the Company’s board of directors declared a $0.04 per share dividend payable on August 29, 2014, to shareholders of record on July 15, 2014. For additional discussion relating to the Company’s ability to pay dividends refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At June 30	At December 31
	2014	2013
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$209	$284
Commercial real estate	2,534	4,401
Multi-family real estate	1,423	1,783
Construction and development	639	728
Total commercial loans	4,805	7,196
Non-accrual retail loans:
One- to four-family first mortgages	4,256	4,556
Home equity	448	676
Other consumer	61	104
Total non-accrual retail loans	4,765	5,336
Total non-accrual loans	9,570	12,532
Accruing loans delinquent 90 days or more (1)	291	443
Total non-performing loans	9,861	12,975
Foreclosed real estate and repossessed assets	6,138	6,736
Total non-performing assets	$15,999	$19,711

Non-performing loans to total loans	0.63%	0.86%
Non-performing assets to total assets	0.68	0.84
Interest income that would have been recognized if non-accrual loans had been current (2)	$600	$1,265
Interest income on non-accrual loans included in interest income (2)	$199	$658

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the six months ended June 30, 2014, and the twelve months ended December 31, 2013, respectively.

The Company’s non-performing loans were $9.9 million or 0.63% of loans receivable as of June 30, 2014, compared to $13.0 million or 0.86% of loans receivable as of December 31, 2013. Non-performing assets, which includes non-performing loans, were $16.0 million or 0.68% of total assets and $19.7 million or 0.84% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at June 30, 2014, management was closely monitoring $36.6 million in additional loans that were classified as “special mention” and $41.6 million in additional loans that were classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $52.7 million and $36.1 million, respectively, as of December 31, 2013. As of June 30, 2014, most of the additional loans that were classified as “special mention” or “substandard” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. The decrease in loans classified as “special mention” was due primarily to the downgrade of certain loans to “substandard” during the period. However, this development was largely offset by a number of other “substandard” loans that paid-off during the period or were upgraded due to the improved financial condition and operating results of the borrowers. In a number of the instances in which loans were downgraded from “special mention” to “substandard,” management believes the conditions that caused the downgrade could be temporary, and that such loans may be upgraded in the future, rather than experience additional deterioration. However, there can be no assurances. Management does not believe any of these particular loans were impaired as of June 30, 2014.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Six Months Ended June 30
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$23,565	$21,577
Provision for loan losses	334	2,622
Charge-offs:
Commercial and industrial	–	(199)
Commercial real estate	(557)	(493)
Multi-family real estate	(241)	–
Construction and development	–	(6)
One- to four-family first mortgages	(429)	(860)
Home equity	(72)	(648)
Other consumer	(239)	(190)
Total charge-offs	(1,538)	(2,396)
Recoveries:
Commercial and industrial	1	3
Commercial real estate	129	414
Multi-family real estate	–	–
Construction and development	142	–
One- to four-family first mortgages	135	247
Home equity	11	52
Other consumer	15	23
Total recoveries	433	739
Net charge-offs	(1,105)	(1,657)
Balance at end of period	$22,794	$22,542

	June 30	December 31
	2014	2013
Allowance for loan losses to total loans	1.46%	1.56%
Allowance for loan losses to non-performing loans	231.15%	181.62%
Net charge-offs to average loans (1)	0.15%	0.18%

(1)	The rate for the six months ended June 30, 2014, is annualized.

The Company’s allowance for loan losses was $22.8 million or 1.46% of total loans at June 30, 2014, compared to $23.6 million or 1.56% of total loans at December 31, 2013. As a percent of non-performing loans, the Company’s allowance for loan losses was 231.2% at June 30, 2014, compared to 181.6% at December 31, 2013. Management believes the allowance for loan losses at June 30, 2014, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 12.22% at June 30, 2014, compared to 11.97% at December 31, 2013. The increase in this ratio was due in part to the Company’s net income, less the dividends it paid during the period. Also contributing was a decline in the Company’s total assets during the period, as noted in earlier paragraphs.

At June 30, 2014, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At June 30, 2014, the Bank had a Tier 1 capital ratio of 11.22% and a total risk-based capital ratio of 18.15%.

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of June 30, 2014, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,158,494	–	–	–	$1,158,494
Certificates of deposits	451,347	$81,067	$25,198	–	557,612
Borrowed funds	88,450	61,230	59,388	$60,223	269,291
Operating leases	891	1,361	823	2,347	5,422
Purchase obligations	2,400	4,800	4,800	600	12,600
Deferred retirement plans and deferred compensation plans	1,091	1,544	1,604	5,620	9,859

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of June 30, 2014:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$103,068	–	–	–	$103,068
Commercial loans	108,389	–	$216	–	108,605
Standby letters of credit	4,111	$314	–	–	4,425
Multi-family and commercial real estate loans	108,462	–	–	–	108,462
Residential real estate loans	30,389	–	–	–	30,389
Revolving home equity and credit card lines	169,077	–	–	–	169,077
Net commitments to sell mortgage loans	10,340	–	–	–	10,340

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At June 30, 2014, the Company had forward commitments to sell one- to four-family mortgage loans of $10.3 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of June 30, 2014.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2014, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	June 30, 2014
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$36,097	$84,684	$151,995	$122,328	$17,067	$412,171
Adjustable	290,536	40,018	80,869	37,559	123	449,105
Retail loans:
Fixed	19,547	45,697	87,371	52,895	76,348	281,858
Adjustable	117,011	147,513	88,341	36,981	40,615	430,461
Interest-earning deposits	14,212	–	–	–	–	14,212
Mortgage-related securities:
Fixed	33,547	87,498	153,413	143,250	82,003	499,711
Adjustable	41,868	–	–	–	–	41,868
Other interest-earning assets	13,465	–	–	–	–	13,465
Total interest-earning assets	566,283	405,410	561,989	393,013	216,156	2,142,851

Deposit liabilities:
Non-interest-bearing demand accounts	1,060	3,139	8,101	7,721	156,772	176,793
Interest-bearing demand accounts	1,440	4,267	11,010	10,494	213,291	240,502
Savings accounts	1,477	4,371	11,226	10,630	197,425	225,129
Money market accounts	516,072	–	–	–	–	516,072
Certificates of deposit	191,359	258,487	82,568	25,198	–	557,612
Advance payments by borrowers for taxes and insurance	–	21,652	–	–	–	21,652
Borrowings	65,308	24,404	63,850	60,699	55,030	269,291
Total non-interest- and interest-bearing liabilities	776,716	316,320	176,755	114,742	622,518	2,007,051
Interest rate sensitivity gap	$(210,433)	$89,090	$385,234	$278,271	$(406,362)	$135,800
Cumulative interest rate sensitivity gap	$(210,433)	$(121,343)	$263,891	$542,162	$135,800
Cumulative interest rate sensitivity gap as a percent of total assets	(9.00)%	(5.19)%	11.29%	23.20%	5.81%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	72.91%	88.90%	120.78%	139.16%	106.77%

Based on the above gap analysis, at June 30, 2014, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at June 30, 2014. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$284,500	$(118,439)	(29.4)%	13.11%	(23.2)%
+300	311,691	(91,248)	(22.6)	14.07	(17.6)
+200	342,245	(60,694)	(15.1)	15.14	(11.4)
+100	372,303	(30,636)	(7.6)	16.13	(5.6)
0	402,939	–	–	17.08	–
-100	408,867	5,928	1.5	16.94	(0.9)

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

BANK MUTUAL CORPORATION
(Registrant)

Date:	August 5, 2014	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	August 5, 2014	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended June 30, 2014

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

10.1	Bank Mutual Corporation 2014 Incentive Compensation Plan (the "2014 Plan")	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10.2	Forms of award agreements under the 2014 Plan:		X
10.2(a)	Form of incentive stock option agreement (standard)		X
10.2(b)	Form of incentive stock option agreement (for Mr. Baumgarten)		X
10.2(c)	Form of director stock option agreement		X
10.2(d)	Form of restricted stock award (standard)		X
10.2(e)	Form of restricted stock award (for Mr. Baumgarten)		X
10.2(f)	Form of restricted stock award (for directors)		X
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X