Form 10-Q
period 2014-09-30
BANK MUTUAL CORP
filed 2014-11-04
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☐                No ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,564,284 shares, at November 4, 2014.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	September 30	December 31
	2014	2013
	(Dollars in thousands)
Assets

Cash and due from banks	$27,003	$23,747
Interest-earning deposits	7,291	18,709
Cash and cash equivalents	34,294	42,456
Mortgage-related securities available-for-sale, at fair value	348,046	446,596
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $154,094 in 2014 and $153,223 in 2013)	153,626	155,505
Loans held-for-sale	4,678	1,798
Loans receivable (net of allowance for loan losses of $22,540 in 2014 and $23,565 in 2013)	1,597,280	1,508,996
Mortgage servicing rights, net	8,045	8,737
Other assets	181,139	183,261

Total assets	$2,327,108	$2,347,349

Liabilities and equity

Liabilities:
Deposit liabilities	$1,685,706	$1,762,682
Borrowings	278,983	244,900
Advance payments by borrowers for taxes and insurance	31,518	3,431
Other liabilities	39,662	52,414
Total liabilities	2,035,869	2,063,427
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2014 and 2013
Issued and outstanding–none in 2014 and 2013	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2014 and 2013
Issued–78,783,849 shares in 2014 and 2013
Outstanding–46,564,284 shares in 2014 and 46,438,284 in 2013	788	788
Additional paid-in capital	488,262	489,238
Retained earnings	157,094	151,384
Accumulated other comprehensive loss	(2,159)	(2,319)
Treasury stock–32,219,565 shares in 2014 and 32,345,565 in 2013	(356,516)	(358,054)
Total shareholders’ equity	287,469	281,037
Non-controlling interest in real estate partnership	3,770	2,885
Total equity including non-controlling interest	291,239	283,922

Total liabilities and equity	$2,327,108	$2,347,349

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30
	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,588	$16,132
Mortgage-related securities	3,043	3,597
Investment securities	35	9
Interest-earning deposits	5	20
Total interest income	19,671	19,758
Interest expense:
Deposit liabilities	1,087	1,787
Borrowings	1,204	1,190
Advance payment by borrowers for taxes and insurance	–	–
Total interest expense	2,291	2,977
Net interest income	17,380	16,781
Provision for loan losses	98	707
Net interest income after provision for loan losses	17,282	16,074
Non-interest income:
Deposit-related fees and charges	3,110	3,166
Brokerage and insurance commissions	534	658
Mortgage banking revenue, net	810	1,069
Income from bank-owned life insurance (“BOLI”)	1,103	817
Gain on sales of investments	102	–
Other non-interest income	434	433
Total non-interest income	6,093	6,143
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,356	10,766
Occupancy and equipment	3,167	2,923
Federal insurance premiums	367	438
Advertising and marketing	369	377
Losses and expenses on foreclosed real estate, net	44	716
Other non-interest expense	2,381	2,605
Total non-interest expense	16,684	17,825
Income before income taxes	6,691	4,392
Income tax expense	2,284	1,497
Net income before non-controlling interest	4,407	2,895
Net loss attributable to non-controlling interest	2	13

Net income	$4,409	$2,908

Per share data:
Earnings per share–basic	$0.09	$0.06
Earnings per share–diluted	$0.09	$0.06
Cash dividends per share paid	$0.04	$0.03

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Nine Months Ended September 30
	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$49,399	$48,314
Mortgage-related securities	9,642	11,062
Investment securities	90	32
Interest-earning deposits	11	86
Total interest income	59,142	59,494
Interest expense:
Deposit liabilities	3,675	6,725
Borrowings	3,536	3,613
Advance payment by borrowers for taxes and insurance	1	1
Total interest expense	7,212	10,339
Net interest income	51,930	49,155
Provision for loan losses	432	3,329
Net interest income after provision for loan losses	51,498	45,826
Non-interest income:
Deposit-related fees and charges	8,972	9,132
Brokerage and insurance commissions	1,912	2,328
Mortgage banking revenue, net	2,232	6,185
Income from bank-owned life insurance (“BOLI”)	2,153	1,966
Gain on sales of investments	102	–
Other non-interest income	1,321	1,031
Total non-interest income	16,692	20,642
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	30,368	32,827
Occupancy and equipment	9,532	8,862
Federal insurance premiums	1,112	1,481
Advertising and marketing	1,338	1,432
Losses and expenses on foreclosed real estate, net	1,012	2,291
Other non-interest expense	7,301	7,339
Total non-interest expense	50,663	54,232
Income before income taxes	17,527	12,236
Income tax expense	6,711	4,173
Net income before non-controlling interest	10,816	8,063
Net loss attributable to non-controlling interest	15	39

Net income	$10,831	$8,102

Per share data:
Earnings per share–basic	$0.23	$0.17
Earnings per share–diluted	$0.23	$0.17
Cash dividends per share paid	$0.11	$0.07

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended September 30
	2014	2013
	(Dollars in thousands)
Net income before non-controlling interest	$4,407	$2,895
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(747) in 2014 and $(220) in 2013	(1,116)	(327)
Reclassification adjustment for gain on securities included in income, net of income taxes of $(41) in 2014	(61)	–
	(1,177)	(327)
Defined benefit pension plans:
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $67 in 2014 and $216 in 2013	101	318
	101	318
Total other comprehensive income (loss), net of tax	(1,076)	(9)
Total comprehensive income before non-controlling interest	3,331	2,886
Comprehensive loss attributable to non-controlling interest	2	13

Total comprehensive income	$3,333	$2,899

	Nine Months Ended September 30
	2014	2013
	(Dollars in thousands)
Net income before non-controlling interest	$10,816	$8,063
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(54) in 2014 and $(1,300) in 2013	(81)	(1,940)
Reclassification adjustment for gain on securities included in income, net of income taxes of $(41) in 2014	(61)	–
	(142)	(1,940)
Defined benefit pension plans:
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $202 in 2014 and $640 in 2013	302	955
	302	955
Total other comprehensive income (loss), net of tax	160	(985)
Total comprehensive income before non-controlling interest	10,976	7,078
Comprehensive loss attributable to non-controlling interest	15	39

Total comprehensive income	$10,991	$7,117

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2014	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922
Net income	–	–	10,831	–	–	–	10,831
Net loss attributable to non-controlling interest	–	–	–	–	–	(15)	(15)
Other comprehensive income	–	–	–	160	–	–	160
Equity contribution by non-controlling interest	–	–	–	–	–	900	900
Issuance of restricted stock	–	(1,538)	–	–	1,538	–	–
Share based payments	–	562	–	–	–	–	562
Cash dividends ($0.11 per share)	–	–	(5,121)	–	–	–	(5,121)

Balance at September 30, 2014	$788	$488,262	$157,094	$(2,159)	$(356,516)	$3,770	$291,239

Balance at January 1, 2013	$788	$489,960	$145,231	$(4,717)	$(359,409)	$2,933	$274,786
Net income	–	–	8,102	–	–	–	8,102
Net loss attributable to non-controlling interest	–	–	–	–	–	(39)	(39)
Other comprehensive loss	–	–	–	(985)	–	–	(985)
Issuance of restricted stock	–	(1,134)	–	–	1,134	–	–
Exercise of stock options	–	(91)	–	–	148	–	57
Share based payments	–	417	–	–	–	–	417
Cash dividends ($0.07 per share)	–	–	(3,250)	–	–	–	(3,250)

Balance at September 30, 2013	$788	$489,152	$150,083	$(5,702)	$(358,127)	$2,894	$279,088

Refer to Notes to Unaudited Condensed Consolidated Financial Statement

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2014	2013
	(Dollars in thousands)
Operating activities:
Net income	$10,831	$8,102
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	432	3,329
Loss on foreclosed real estate, net	903	1,949
Provision for depreciation	2,151	1,975
Amortization of mortgage servicing rights	1,332	2,335
Decrease in MSR valuation allowance	(1)	(2,319)
Net premium amortization on securities	1,330	1,694
Loans originated for sale	(57,284)	(222,684)
Proceeds from loan sales	55,220	232,756
Gain on loan sales activities, net	(1,454)	(4,036)
Gain on sales of investments	(102)	–
Other, net	(8,974)	(1,375)
Net cash provided by operating activities	4,384	21,726
Investing activities:
Purchases of mortgage-related securities available-for-sale	–	(88,094)
Principal repayments on mortgage-related securities available-for-sale	79,753	159,061
Proceeds from sales of mortgage-related securities available-for-sale	17,794	–
Principal repayments on mortgage-related securities held-to-maturity	1,416	1,008
Proceeds from redemption of FHLB of Chicago stock	–	4,178
Purchases of FHLB of Chicago stock	(1,964)	–
Net increase in loans receivable	(90,845)	(48,897)
Proceeds from sale of foreclosed properties	2,718	7,925
Net purchases of premises and equipment	(2,341)	(2,688)
Net cash provided by investing activities	6,531	32,493
Financing activities:
Net decrease in deposit liabilities	(76,976)	(99,149)
Net increase in short-term borrowings	5,000	–
Proceeds from long-term borrowings	30,000	–
Repayments of long-term borrowings	(917)	(5,587)
Net increase in advance payments by borrowers for taxes and insurance	28,087	25,668
Cash dividends	(5,121)	(3,250)
Other, net	850	60
Net cash used by financing activities	(19,077)	(82,258)
Decrease in cash and cash equivalents	(8,162)	(28,039)
Cash and cash equivalents at beginning of period	42,456	87,059
Cash and cash equivalents at end of period	$34,294	$59,020

Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$7,212	$10,330
Income taxes	1,058	351
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	2,718	5,219

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain components of non-interest income in 2013 were reclassified to conform to the 2014 presentation format.  For the three and nine months ended September 30, 2013, $1,780 and $5,058 that had been previously reported as “service charges on deposits” in such periods, respectively, were renamed as “deposit-related fees and charges.” This amount was combined with $1,386 and $4,074 of transaction and other fee income from deposit customers in the periods, respectively, that had been previously included in “other non-interest income.”  Also, for the same three- and nine-month periods in 2013, net loan servicing revenue of $275 and $2,148 was reclassified from “loan-related fees and servicing revenue, net” and was combined with $794 and $4,037 in “gain on loan sales activities, net,” in such periods, respectively, and the aggregate amount reported as “mortgage banking revenue, net.”   Finally, $196 and $510 in the respective periods that was previously included in “loan related fees and servicing revenue, net,” was reclassified to “other non-interest income.”

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

In the first quarter of 2014 the FASB issued new accounting guidance related to troubled debt restructurings by creditors to clarify when an in-substance repossession or foreclosure occurs as satisfaction of a consumer mortgage loan. Although the new guidance is effective for fiscal years beginning after December 15, 2014, which would be the first quarter of 2015 for the Company, early adoption of the new guidance is permitted. Accordingly, the Company adopted the new guidance in the first quarter of 2014 using a prospective transition method. Adoption of this new guidance did not have a material impact on the Company’s financial condition, results of operations, or liquidity. However, it did affect how certain matters are disclosed in the financial statements.

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

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation (continued)

In the third quarter of 2014 the FASB issued new accounting guidance related to the classification and measurement of certain government-guaranteed mortgages upon foreclosure. The guidance is effective for fiscal years and interim periods beginning after December 15, 2014, which will be the first quarter of 2015 for the Company. The Company’s adoption of this item is not expected to have a material impact on its results of operations, financial condition, or liquidity.

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$179,893	$4,564	$(42)	$184,415
Federal National Mortgage Association	130,357	1,748	(156)	131,949
Government National Mortgage Association	26	4	–	30
Private-label CMOs	30,904	890	(142)	31,652
Total available-for-sale	$341,180	$7,206	$(340)	$348,046
Securities held-to-maturity:
Federal National Mortgage Association	$153,626	$579	$(111)	$154,094
Total held-to-maturity	$153,626	$579	$(111)	$154,094

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$223,690	$5,235	$(52)	$228,873
Federal National Mortgage Association	177,683	1,796	(458)	179,021
Government National Mortgage Association	29	4	–	33
Private-label CMOs	38,089	855	(275)	38,669
Total available-for-sale	$439,491	$7,890	$(785)	$446,596
Securities held-to-maturity:
Federal National Mortgage Association	$155,505	$1	$(2,283)	$153,223
Total held-to-maturity	$155,505	$1	$(2,283)	$153,223

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	September 30, 2014
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$25	2	$6,183	$17	1	$5,648	$42	$11,831
Federal National Mortgage Association	–	–	–	156	4	22,596	156	22,596
Private-label CMOs	–	–	–	142	6	7,246	142	7,246
Total available-for-sale	$25	2	$6,183	$315	11	$35,490	$340	$41,673

Securities held-to-maturity:
Federal National Mortgage Association	$1	2	$15,352	$110	1	$7,600	$111	$22,952
Total held-to-maturity	$1	2	$15,352	$110	1	$7,600	$111	$22,952

	December 31, 2013
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$52	1	$7,375	–	–	–	$52	$7,375
Federal National Mortgage Association	458	6	45,822	–	–	–	458	45,822
Private-label CMOs	39	3	5,990	$236	7	$10,244	275	16,234
Total available-for-sale	$549	10	$59,187	$236	7	$10,244	$785	$69,431

Securities held-to-maturity:
Federal National Mortgage Association	$2,283	16	$125,537	–	–	–	$2,283	$125,537
Total held-to-maturity	$2,283	16	$125,537	–	–	–	$2,283	$125,537

The Company determined that the unrealized losses on its private-label collateralized mortgage obligations (“CMOs”) and securities held-to-maturity were temporary as of September 30, 2014, and December 31, 2013. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of September 30, 2014, and December 31, 2013, the Company had private-label CMOs, with a fair value of $24,973 and $28,844, respectively, with net unrealized gains of $684 and $501, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Beginning balance of unrealized OTTI related to credit losses	$789	$789	$789	$789
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	–	–	–	–
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	–	–	–	–
Net OTTI losses recognized in earnings	–	–	–	–
Ending balance of unrealized OTTI related to credit losses	$789	$789	$789	$789
Adjusted cost at end of period	$5,999	$7,600	$5,999	$7,600
Estimated fair value at end of period	$6,587	$8,068	$6,587	$8,068

Results of operations included $102 in realized gains and no realized losses on the sale of securities during both the three- and nine-month periods ended September 30, 2014. Results of operations include no realized gains or losses on the sale of securities during the three- and nine-month periods ended September 30, 2013.

Mortgage-related securities with a fair value of approximately $93,413 and $74,988 at September 30, 2014, and December 31, 2013, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	September 30	December 31
	2014	2013
Commercial loans:
Commercial and industrial	$213,217	$166,788
Commercial real estate	249,874	276,547
Multi-family real estate	303,438	265,841
Construction and development loans:
Commercial real estate	53,155	27,815
Multi-family real estate	195,126	164,685
Land and land development	5,402	6,962
Total construction and development	253,683	199,462
Total commercial loans	1,020,212	908,638
Retail loans:
One- to four-family first mortgages:
Permanent	459,844	449,230
Construction	43,663	40,968
Total one- to four-family first mortgages	503,507	490,198
Home equity loans:
Fixed term home equity	142,759	148,688
Home equity lines of credit	79,076	79,470
Total home equity loans	221,835	228,158
Other consumer loans:
Student	9,981	11,177
Other	13,095	12,942
Total other consumer loans	23,076	24,119
Total retail loans	748,418	742,475
Gross loans receivable	1,768,630	1,651,113
Undisbursed loan proceeds	(147,698)	(117,439)
Allowance for loan losses	(22,540)	(23,565)
Deferred fees and costs, net	(1,112)	(1,113)
Total loans receivable, net	$1,597,280	$1,508,996

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, and Minnesota, as is the real estate and non-real estate collateral that secures the Company’s loans.

At September 30, 2014, and December 31, 2013, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $372,000 and $327,000, respectively, were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,098,430 and $1,148,109 at September 30, 2014, and December 31, 2013, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

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

	At or for the Nine Months Ended September 30, 2014
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Provision	34	795	71	(1,193)	432	293	432
Charge-offs	(59)	(561)	(241)	(34)	(798)	(399)	(2,092)
Recoveries	61	160	–	142	225	47	635
Ending balance	$2,639	$6,771	$5,761	$3,075	$3,079	$1,215	$22,540

Loss allowance individually evaluated for impairment	–	–	$653	–	–	–	$653

Loss allowance collectively evaluated for impairment	$2,639	$6,771	$5,108	$3,075	$3,079	$1,215	$21,887

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$12,717	$16,958	$10,719	$2,214	$4,431	$533	$47,572
Loans collectively evaluated for impairment	200,500	232,916	292,719	124,157	478,690	244,378	$1,573,360
Total loans receivable	$213,217	$249,874	$303,438	$126,371	$483,121	$244,911	$1,620,932

	At or for the Nine Months Ended September 30, 2013
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$1,686	$7,354	$5,195	$2,617	$3,267	$1,458	$21,577
Provision	905	(295)	223	1,487	408	601	3,329
Charge-offs	(199)	(493)	(536)	(148)	(934)	(1,108)	(3,418)
Recoveries	5	633	–	77	475	92	1,282
Ending balance	$2,397	$7,199	$4,882	$4,033	$3,216	$1,043	$22,770

Loss allowance individually evaluated for impairment	–	$442	$599	$227	–	–	$1,268
Loss allowance collectively evaluated for impairment	$2,397	$6,757	$4,283	$3,806	$3,216	$1,043	$21,502

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$522	$16,682	$8,172	$17,207	$5,523	$840	$48,946
Loans collectively evaluated for impairment	156,316	238,424	248,438	89,604	437,595	247,139	1,417,516
Total loans receivable	$156,838	$255,106	$256,610	$106,811	$443,118	$247,979	$1,466,462

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in a decrease in the total allowance for loan losses of $220 and $678 during the three and nine months ended September 30, 2014, respectively, and an increase of $307 and $1,966 during the three and nine months ended September 30, 2013, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	September 30, 2014
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	–	–	–	$8	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	–	–	–	8	–
Commercial real estate:
Office	–	–	–	–	–
Retail/wholesale/mixed	–	–	–	469	–
Industrial/warehouse	–	–	–	591	–
Other	–	–	–	–	–
Total commercial real estate	–	–	–	1,060	–
Multi-family real estate	$1,413	$1,413	$653	1,429	$31
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–	–	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$1,413	$1,413	$653	$2,497	$31
Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$178	$318	–	$209	$10
Lines of credit	35	40	–	18	2
Total commercial and industrial	213	358	–	227	12
Commercial real estate:
Office	667	809	–	711	22
Retail/wholesale/mixed	1,572	1,956	–	1,397	72
Industrial/warehouse	215	265	–	162	13
Other	33	160	–	59	10
Total commercial real estate	2,487	3,190	–	2,329	117
Multi-family real estate	–	–	–	170	–
Construction and development:
Commercial real estate	597	597	–	597	–
Multi-family real estate	–	–	–	–	–
Land and land development	8	42	–	56	–
Total construction and development	605	639	–	653	–
One- to four-family	3,727	4,377	–	3,969	65
Home equity and other consumer:
Home equity	486	704	–	540	8
Student	–	–	–	–	–
Other	47	50	–	74	–
Total home equity and other consumer	533	754	–	614	8
Total with no allowance recorded	$7,565	$9,318	–	$7,962	$202

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	September 30, 2014
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$73,739	$2,571	$503	$952	$77,765
Lines of credit	112,988	8,986	1,713	11,765	135,452
Total commercial and industrial	186,727	11,557	2,216	12,717	213,217
Commercial real estate:
Office	55,727	9,065	15,509	5,048	85,349
Retail/wholesale/mixed use	88,972	9,100	17,102	8,794	123,968
Industrial/warehouse	31,330	1,100	80	3,083	35,593
Other	4,931	–	–	33	4,964
Total commercial real estate	180,960	19,265	32,691	16,958	249,874
Multi-family real estate	281,995	10,724	–	10,719	303,438
Construction and development:
Commercial real estate	25,818	–	–	597	26,415
Multi-family real estate	94,555	–	–	–	94,555
Land and land development	3,694	90	–	1,617	5,401
Total construction/development	124,067	90	–	2,214	126,371
One- to four-family	476,061	733	1,896	4,431	483,121
Home equity and other consumer:
Home equity	221,349	–	–	486	221,835
Student	9,981	–	–	–	9,981
Other	13,048	–	–	47	13,095
Total home equity and other consumer	244,378	–	–	533	244,911
Total	$1,494,188	$42,369	$36,803	$47,572	$1,620,932

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at September 30, 2014, or December 31, 2013. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at September 30, 2014, or December 31, 2013.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	September 30, 2014
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	$257	$30	$32	$319	$77,446	$77,765	$178
Lines of credit	–	–	–	–	135,452	135,452	35
Total commercial and industrial	257	30	32	319	212,898	213,217	213
Commercial real estate:
Office	2,318	–	287	2,605	82,744	85,349	667
Retail/wholesale/mixed	549	556	339	1,444	122,524	123,968	1,572
Industrial/warehouse	2,164	–	–	2,164	33,429	35,593	215
Other	–	–	–	–	4,964	4,964	33
Total commercial real estate	5,031	556	626	6,213	243,661	249,874	2,487
Multi-family real estate	662	–	–	662	302,776	303,438	1,413
Construction and development:
Commercial real estate	–	–	597	597	25,818	26,415	597
Multi-family real estate	–	–	–	–	94,555	94,555	–
Land and land development	–	–	–	–	5,401	5,401	8
Total construction	–	–	597	597	125,774	126,371	605
One- to four-family	6,923	2,510	3,618	13,051	470,070	483,121	3,727
Home equity and other consumer:
Home equity	646	215	486	1,347	220,488	221,835	486
Student	285	252	406	943	9,038	9,981	–
Other	90	39	47	176	12,919	13,095	47
Total home equity and other consumer	1,021	506	939	2,466	242,445	244,911	533
Total	$13,894	$3,602	$5,812	$23,308	$1,597,624	$1,620,932	$8,978
19

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

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

As of September 30, 2014, and December 31, 2013, $406 and $443 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of September 30, 2014, and December 31, 2013, TDRs were $4,972 and $4,298, respectively, and consisted primarily of one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $3,379 and $3,310, respectively. Additions to TDRs during the nine-month periods ended September 30, 2014 and 2013, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same three- and nine-month periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Nine Months Ended September 30
	2014	2013
MSRs at beginning of the period	$8,737	$9,217
Additions	640	2,084
Amortization	(1,332)	(2,335)
MSRs at end of period	8,045	8,966
Valuation allowance at end of period	–	(77)
MSRs at end of the period, net	$8,045	$8,889

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for three months ending December 31:	2014	$298
Estimate for years ending December 31:	2015	1,088
	2016	964
	2017	841
	2018	732
	2019	732
	Thereafter	3,390
	Total	$8,045

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of September 30, 2014. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	September 30	December 31
	2014	2013
Accrued interest:
Loans receivable	$1,121	$4,582
Mortgage-related securities	4,663	1,328
Total accrued interest	5,784	5,910
Foreclosed properties and repossessed assets:
Commercial real estate	2,935	4,236
Land and land development	1,786	2,171
One-to four-family	523	329
Total foreclosed properties and repossessed assets	5,244	6,736
Bank-owned life insurance	61,182	59,451
Premises and equipment, net	51,726	51,565
Deferred tax asset, net	21,369	27,387
Federal Home Loan Bank stock, at cost	14,209	12,245
Other assets	21,625	19,967
Total other assets	$181,139	$183,261

Residential one-to four-family mortgage loans that were in the process of foreclosure were $3,527 and $3,060 at September 30, 2014 and December 31, 2013, respectively.

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	September 30	December 31
	2014	2013
Checking accounts:
Non-interest-bearing	$178,398	$161,639
Interest-bearing	235,237	245,923
Total checking accounts	413,635	407,562
Money market accounts	520,714	501,020
Savings accounts	223,089	220,236
Certificates of deposit:
Due within one year	425,513	523,690
After one but within two years	61,938	83,192
After two but within three years	12,842	8,502
After three but within four years	9,408	8,152
After four but within five years	18,567	10,328
Total certificates of deposits	528,268	633,864
Total deposit liabilities	$1,685,706	$1,762,682

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	September 30, 2014		December 31, 2013
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$45,000	0.13%	$40,000	0.13%
FHLB term advances maturing in:
2014	–	–	–	–
2015	23,450	0.80	23,450	0.80
2016	53,450	0.85	23,450	1.04
2017	37,772	1.48	37,795	1.48
2018	42,338	2.10	42,470	2.11
2019 and thereafter	76,973	3.49	77,735	3.51
Total borrowings	$278,983	1.73%	$244,900	1.91%

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted assets (as all of these terms are defined in the applicable regulations). Management believes, as of September 30, 2014, that the Bank met or exceeded all capital adequacy requirements to which it is subject. The Company is not aware of any conditions or events which would change the Bank’s status from “well capitalized.”

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

8. Shareholders' Equity (continued)

The following table presents the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total capital	$282,446	18.26%	$123,753	8.00%	$154,691	10.00%
(to risk-weighted assets)
Tier 1 capital	263,070	17.01	61,877	4.00	92,815	6.00
(to risk-weighted assets)
Tier 1 capital	263,070	11.39	92,423	4.00	115,529	5.00
(to adjusted total assets)

As of December 31, 2013:
Total capital	$272,074	17.82%	$122,159	8.00%	$152,698	10.00%
(to risk-weighted assets)
Tier 1 capital	252,931	16.56	61,079	4.00	91,619	6.00
(to risk-weighted assets)
Tier 1 capital	252,931	10.89	92,943	4.00	116,179	5.00
(to adjusted total assets)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Basic earnings per share:
Net income	$4,409	$2,908	$10,831	$8,102
Weighted average shares outstanding	46,249,884	46,210,424	46,249,884	46,202,886
Vested restricted stock for period	43,220	28,930	39,014	23,811
Basic shares outstanding	46,293,104	46,239,354	46,288,898	46,226,697
Basic earnings per share	$0.09	$0.06	$0.23	$0.17

Diluted earnings per share:
Net income	$4,409	$2,908	$10,831	$8,102
Weighted average shares outstanding used in basic earnings per share	46,293,104	46,239,354	46,288,898	46,226,697
Net dilutive effect of:
Stock option shares	242,215	213,622	242,227	141,333
Unvested restricted stock	27,867	35,525	29,026	27,850
Diluted shares outstanding	46,563,186	46,488,501	46,560,151	46,395,880
Diluted earnings per share	$0.09	$0.06	$0.23	$0.17

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share (continued)

The Company had stock options for 458,000 and 1,778,000 shares outstanding as of September 30, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted average exercise prices of $7.70 and $10.53 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $141 and $47 during the three months ended September 30, 2014 and 2013, respectively, and $481 and $145 during the nine months ended September 30, 2014 and 2013, respectively.

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

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$224	$770	$672	$2,310
Interest cost	667	575	2,001	1,725
Expected return on plan assets	(722)	(824)	(2,166)	(2,472)
Amortization of net loss from earlier periods	165	433	495	1,299
Net periodic benefit cost	$334	$954	$1,002	$2,862

The net periodic benefit cost for the Company’s supplemental plan was $115 and $232 for the three months ended September 30, 2014 and 2013, respectively, and $345 and $696 for the nine months ended September 30, 2014 and 2013, respectively. The amounts in 2014 consisted of interest cost of $113, and amortization of net loss from earlier periods of $2 for the three month period, and interest cost of $339, and amortization of net loss from earlier periods of $6 for the nine-month period. The amounts in 2013 consisted of service cost of $40, interest cost of $97, and amortization of net loss from earlier periods of $95 for the three month period, and service cost of $120, interest cost of $291, and amortization of net loss from earlier periods of $285 for the nine-month period. The Company does not expect to make a contribution to the qualified or supplemental plans in 2014. This determination was based on a number of factors, including the results of actuarial valuation reports as of January 1, 2014.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

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

In May 2014 the Company’s shareholders approved the 2014 Stock Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance shares. Awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 options and/or shares. As of September 30, 2014, 2,939,500 options and/or shares remain eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $96 and $54 for the three months ended September 30, 2014 and 2013, respectively, and $279 and $187 for the nine months ended as of the same date. Outstanding non-vested restricted stock grants had a fair value of $1,408 and an unamortized cost of $1,239 at September 30, 2014. The cost of these shares is expected to be recognized over a weighted-average period of 1.83 years.

Stock option grants are amortized to compensation expense as the Company’s employees and directors become vested in the options. The amount amortized to expense was $101 and $74 for the three months ended September 30, 2014 and 2013, respectively, and $74 and $228 for the nine months ended as of the same dates, respectively. As of September 30, 2014, there was $1,115 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.63 years.

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Nine Months Ended September 30
	2014		2013
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,955,000	$8.0742	2,671,000	$8.4711
Granted	276,000	6.9653	352,000	4.9439
Exercised	–	–	(12,000)	4.6418
Forfeited	(60,000)	11.9737	(43,800)	8.9014
Expired	(1,536,000)	10.6730	–	–
Outstanding at end of period	1,635,000	$5.3025	2,967,000	$8.0620

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table provides additional information regarding the Company’s outstanding options as of September 30, 2014.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	3.6	–	–	32,000	–
$12.025	3.9	–	–	50,000	–
$7.226	5.6	10,000	–	40,000	–
$4.740	6.2	28,000	$47	42,000	$70
$5.050	6.3	136,000	185	217,000	295
$4.300	6.5	10,000	21	15,000	32
$3.720	6.8	7,000	28	10,500	19
$3.390	7.3	232,500	702	167,000	504
$3.800	7.5	6,000	16	4,000	10
$4.820	8.3	232,800	370	69,200	110
$5.360	8.6	16,000	17	4,000	4
$5.700	8.7	16,000	11	4,000	3
$6.340	8.8	8,000	1	2,000	–
$7.170	9.3	221,000	–	7,500	–
$6.010	9.6	7,500	3	–	–
$5.850	9.6	20,000	11	–	–
$6.100	9.9	20,000	6	–	–
Total	.	970,800	$1,418	664,200	$1,047
Weighted-average remaining contractual life		8.0 years		6.5 years
Weighted-average exercise price		$5.140		$5.527

There were no options exercised during the nine months ended September 30, 2014. The intrinsic value of options exercised during the nine months ended September 30, 2013, was $14. The weighted average grant date fair value of non-vested options at September 30, 2014, was $1.44 per share. During the nine months ended September 30, 2014, options for 276,000 shares were granted, options for 273,700 shares became vested, non-vested options for 60,000 shares were forfeited, and vested options for 1,536,000 shares expired.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 276,000 options granted during the nine-month period ended September 30, 2014: risk free rate of 2.37%, dividend yield of 1.82%, expected stock volatility of 32%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.25 per option using these assumptions. The following weighted-average assumptions were used to value 352,000 options granted during the nine-month period ended September 30, 2013: risk free rate of 1.28%, dividend yield of 1.67%, expected stock volatility of 30%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $1.35 per option using these assumptions.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Derivatives and Other Financial Instruments

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	September 30	December 31
	2014	2013
Unused commercial lines of credit	$89,985	$104,734
Commercial loans	10,210	1,535
Standby letters of credit	4,953	3,350
Real estate loan commitments:
Fixed rate	41,963	29,158
Adjustable rate	207,452	141,604
Unused consumer lines of credit	167,974	168,645

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”) or the FHLB of Chicago. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings. As of September 30, 2014, and December 31, 2013, net unrealized gains of $150 and $93, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains of $96 and $16 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments are designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives are carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments are recorded through periodic earnings in other non-interest income. As of September 30, 2014, and December 31, 2013, unrealized gains of $630 and $32, respectively, were recognized in other non-interest income on these derivative instruments as well as unrealized losses of $630 and $32, for the same periods, respectively, on these derivative instruments.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Derivatives and Other Financial Instruments (continued)

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$9,941	$174	$4,361	$60
Forward commitments to sell loans	10,763	(24)	4,085	33
Embedded derivatives on commercial loans	24,035	417	4,983	32
Receive-fixed interest rate swaps	10,930	213	–	–
Pay-fixed interest rate swaps	34,965	(630)	4,983	(32)
Net unrealized gains		$150		$93

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended September 30, 2014.

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

September 30, 2014

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of September 30, 2014:

	Weighted- Average	Range
Loan size	$121	$2-$414
Contractual interest rate	3.78%	2.00%-7.15%
Constant prepayment rate (“CPR”)	8.35%	5.24%-24.93%
Remaining maturity in months	231	4-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.80%	9.75%-11.50%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at September 30, 2014. Accordingly, the Company had no valuation allowance as of September 30, 2014, but did record a gain of $1 during the nine-month period then ended, which was equal to the change in the valuation allowance during that period. MSR pools determined to be impaired at December 31, 2013, had an amortized cost basis of $10 and a fair value of $9 as of that date. Accordingly, the Company recorded a valuation allowance of $1 as of December 31, 2013, as well as a corresponding gain of $2,395 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period. The Company recorded a gain of $2,319 during the nine-month period ended September 30, 2013.

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

September 30, 2014

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	September 30 2014		December 31 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$34,294	$34,294	$42,456	$42,456
Mortgage related securities available-for-sale	348,046	348,046	446,596	446,596
Mortgage related securities held-to-maturity	153,626	154,094	155,505	153,223
Loans held-for-sale	4,678	4,678	1,798	1,798
Loans receivable, net	1,597,280	1,621,997	1,508,996	1,508,092
Mortgage servicing rights, net	8,045	10,415	8,737	10,479
Federal Home Loan Bank stock	14,209	14,209	12,245	12,245
Accrued interest receivable	5,784	5,784	5,910	5,910
Deposit liabilities	1,685,706	1,578,545	1,762,682	1,647,540
Borrowings	278,983	286,660	244,900	251,826
Advance payments by borrowers	31,518	31,518	3,431	3,431
Accrued interest payable	978	978	450	450
Unrealized gain (loss) on derivatives and other financial instruments:
Interest rate lock commitments on loans	174	174	60	60
Forward commitments to sell loans	(24)	(24)	33	33
Embedded derivatives on commercial loans	417	417	32	32
Receive-fixed interest rate swaps	213	213	–	–
Pay-fixed interest rate swaps	(630)	(630)	(32)	(32)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At September 30, 2014
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$4,678	–	$4,678
Mortgage-related securities available-for-sale	–	348,046	–	348,046

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$1,798	–	$1,798
Mortgage-related securities available-for-sale	–	446,596	–	446,596

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At September 30, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $653 was recorded for loans with a recorded investment of $47,572 at September 30, 2014. These amounts were $1,000 and $49,066 at December 31, 2013, respectively. Provision for loan losses related to these loans was $65 during the nine-month period ended September 30, 2014, and $380 during the twelve month period ended December 31, 2013. Provision for loan losses related to impaired loans at September 30, 2013, was $352 for the nine months ended September 30, 2013.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of September 30, 2014, $4,656 in foreclosed properties was valued at collateral value compared to $6,612 at December 31, 2013. Losses of $745 and $1,672 related to these foreclosed properties were recorded during the nine months ended September 30, 2014, and the twelve months ended December 31, 2013, respectively. Losses on foreclosed properties valued at collateral value at September 30, 2013 were $1,692 for the nine months ended September 30, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could further affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry, including substantial changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends or otherwise, to maintain or achieve those levels, including the possible effects of new regulatory capital requirements under Basel III; recent, pending, and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential changes in the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $4.4 million or $0.09 per diluted share and $10.8 million or $0.23 per diluted share for the three- and nine-month periods ended September 30, 2014, respectively, compared to $2.9 million or $0.06 per diluted share and $8.1 million or $0.17 per diluted share during the same periods in 2013, respectively. Net income during the three- and nine-month periods ended September 30, 2014, represented a return on assets (“ROA”) of 0.76% and 0.62%, respectively, compared to 0.50% and 0.46% in the same periods of 2013, respectively. Net income in these same periods of 2014 also represented a return on equity (“ROE”) of 6.16% and 5.08%, respectively, compared to 4.23% and 3.94% in the same periods of 2013, respectively. The improvement in net income between these periods was due primarily to higher net interest income, lower provision for loan losses, lower net losses and expenses on real estate, and lower compensation-related expenses. These developments were partially offset by lower net mortgage banking revenue, higher occupancy and equipment expense, and for the year-to-date period, a non-recurring charge in the first quarter of 2014 related to state income taxes. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and nine months ended September 30, 2014 and 2013.

Net Interest Income The Company’s net interest income increased by $599,000 or 3.6% and by $2.8 million or 5.6% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These increases were primarily attributable to a 23 basis point improvement in the Company’s net interest margin, from 3.06% during the nine months ended September 30, 2013, to 3.29% during the same period in the current year. In the quarter just ended, Company’s net interest margin improved to 3.29% compared to 3.17% in the third quarter of last year. The improvements in net interest margin were due principally to an improved earning asset mix and an improved funding mix between these periods. Specifically, Company’s average loans receivable increased by $103.1 million or 7.3% during the nine months ended September 30, 2014, compared to the same period in 2013, and its average mortgage-related securities, investment securities, and overnight investments declined by $138.7 million or 19.3% in the aggregate between these same periods. Loans receivable generally have a higher yield than securities and overnight investments.

With respect to Company’s funding mix, its average checking and savings deposits increased by $31.2 million or 3.4% in the aggregate during the nine months ended September 30, 2014, compared to the same period in 2013 and its average certificates of deposit declined by $156.0 million or 21.2% between these periods. Checking and savings deposits generally have a lower interest cost (or no interest cost) relative to certificates of deposits. Also contributing to the improvement in funding mix during the nine months ended September 30, 2014, was a $44.3 million or 21.3% increase in average borrowings from the Federal Home Loan Bank (“FHLB”) of Chicago during the nine months ended September 30, 2014, compared to the same period in 2013. This increase, which funded loan growth and net deposit outflows, had a marginal average interest cost during the nine months ended September 30, 2014, that was substantially lower than the average cost of certificates of deposit.

Also contributing to the improvement in net interest margin during the nine months ended September 30, 2014, compared to the same period in 2013 was a 40 basis point decline in the average cost of Company’s certificates of deposit. However, it should be noted that compared to the second quarter of 2014, the Company’s average cost of certificates of deposit declined by only six basis points in the third quarter. Also, in recent weeks the Company has increased the rates and lengthened maturity terms on certain of the certificates of deposits it offers customers. Accordingly, management believes that the average cost of the Company’s certificates of deposits may begin to increase modestly in the fourth quarter and that such trend could continue for the foreseeable future.

The favorable impact of the aforementioned developments on net interest income was partially offset by a $35.6 million or 1.7% decrease in average earning assets during the nine months ended September 30, 2014, compared to the same period in 2013. Company’s earning assets have declined in recent periods as it has used available cash flow to fund a net decrease in its liabilities, particularly its certificates of deposit, as previously described (refer to “Financial Condition—Deposit Liabilities,” below, for additional discussion).

As noted in a prior paragraph, the Company’s net interest margin during the third quarter of 2014 was 3.29%, which was three basis points lower than the net interest margin in its second quarter. Management believes the Company’s quarterly net interest margin could trend modestly lower in the near term due to the deposit pricing strategy mentioned in a preceding paragraph, as well as a declining yield on earning assets due principally to continued declines in the yield on the Company’s loan portfolio in the current rate environment. In addition, during the third quarter of 2014 Bank Mutual drew $30.0 million in two-year term advances from the FHLB of Chicago at a rate of 0.69%. The proceeds from this advance were used to reduce overnight borrowings from the FHLB of Chicago, which had a rate of 0.13%, but fluctuates on a daily basis and could increase in the future.

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

	Three Months Ended September 30
	2014				2013
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,557,868		$16,588	4.26%	$1,430,966		$16,132	4.51%
Mortgage-related securities	523,208		3,043	2.33	618,619		3,597	2.33
Investment securities (2)	14,015		35	1.00	11,663		9	0.31
Interest-earning deposits	15,175		5	0.13	55,698		20	0.14
Total interest-earning assets	2,110,266		19,671	3.73	2,116,946		19,758	3.73
Non-interest-earning assets	225,272				225,999
Total average assets	$2,335,538				$2,342,945

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$223,405		14	0.03	$228,952		16	0.03
Money market accounts	502,964		186	0.15	484,429		173	0.14
Interest-bearing demand accounts	223,744		7	0.01	214,044		7	0.01
Certificates of deposit	539,925		880	0.65	679,640		1,591	0.94
Total deposit liabilities	1,490,038		1,087	0.29	1,607,065		1,787	0.44
Advance payments by borrowers for taxes and insurance	27,423		–	0.00	28,562		–	0.00
Borrowings	271,754		1,204	1.77	206,369		1,190	2.31
Total interest-bearing liabilities	1,789,215		2,291	0.51	1,841,996		2,977	0.65
Non-interest-bearing liabilities:
Non-interest-bearing deposits	192,573				171,045
Other non-interest-bearing liabilities	67,382				55,229
Total non-interest-bearing liabilities	259,955				226,274
Total liabilities	2,049,170				2,068,270
Total equity	286,368				274,675
Total average liabilities and equity	$2,335,538				$2,342,945
Net interest income and net interest rate spread			$17,380	3.22%			$16,781	3.08%
Net interest margin				3.29%				3.17%
Average interest-earning assets to average interest-bearing liabilities	1.18	X			1.15	X

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Nine Months Ended September 30
	2014				2013
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,522,958		$49,399	4.32%	$1,419,887		$48,314	4.54%
Mortgage-related securities	553,612		9,642	2.32	631,392		11,062	2.34
Investment securities (2)	13,439		90	0.89	12,336		32	0.35
Interest-earning deposits	12,966		11	0.11	74,958		86	0.15
Total interest-earning assets	2,102,975		59,142	3.75	2,138,573		59,494	3.71
Non-interest-earning assets	227,419				229,367
Total average assets	$2,330,394				$2,367,940

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	223,145		41	0.02	226,697		48	0.03
Money market accounts	500,780		547	0.15	474,359		518	0.15
Interest-bearing demand accounts	229,370		21	0.01	221,011		24	0.01
Certificates of deposit	578,688		3,066	0.71	734,664		6,135	1.11
Total deposit liabilities	1,531,983		3,675	0.32	1,656,731		6,725	0.54
Advance payments by borrowers for taxes and insurance	18,091		1	0.01	19,512		1	0.01
Borrowings	252,335		3,536	1.87	208,066		3,613	2.32
Total interest-bearing liabilities	1,802,409		7,212	0.53	1,884,309		10,339	0.73
Non-interest-bearing liabilities:
Non-interest-bearing deposits	177,212				103,393
Other non-interest-bearing liabilities	66,335				106,283
Total non-interest-bearing liabilities	243,547				209,676
Total liabilities	2,045,956				2,093,985
Total equity	284,438				273,955
Total average liabilities and equity	$2,330,394				$2,367,940
Net interest income and net interest rate spread			$51,930	3.22%			$49,155	2.98%
Net interest margin				3.29%				3.06%
Average interest-earning assets to average interest-bearing liabilities	1.17	X			1.13	X

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended September 30, 2014, Compared to September 30, 2013
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,380	$(924)	$456
Mortgage-related securities	(554)	–	(554)
Investment securities	2	24	26
Interest-earning deposits	(13)	(2)	(15)
Total interest-earning assets	815	(902)	(87)
Interest-bearing liabilities:
Savings accounts	(2)	–	(2)
Money market accounts	6	7	13
Interest-bearing demand accounts	–	–	–
Certificates of deposit	(288)	(423)	(711)
Total deposit liabilities	(284)	(416)	(700)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	327	(313)	14
Total interest-bearing liabilities	43	(729)	(686)
Net change in net interest income	$772	$(173)	$599

	Nine Months Ended September 30, 2014, Compared to September 30, 2013
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,496	$(2,411)	$1,085
Mortgage-related securities	(1,326)	(94)	(1,420)
Investment securities	3	55	58
Interest-earning deposits	(56)	(19)	(75)
Total interest-earning assets	2,117	(2,469)	(352)
Interest-bearing liabilities:
Savings accounts	10	(17)	(7)
Money market accounts	30	(1)	29
Interest-bearing demand accounts	1	(4)	(3)
Certificates of deposit	(1,125)	(1,944)	(3,069)
Total deposit liabilities	(1,084)	(1,966)	(3,050)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	692	(769)	(77)
Total interest-bearing liabilities	(392)	(2,735)	(3,127)
Net change in net interest income	$2,509	$266	$2,775

Provision for Loan Losses The Company’s provision for loan losses was $98,000 in the third quarter of 2014 compared to $707,000 in the same quarter last year. The provision for the nine months ended September 30, 2014, was $432,000 compared to $3.3 million in the same period last year. The decline in the provision for loan loss during these periods was due principally to an improvement in the general credit quality of the Company’s loan portfolio, as evidenced by a continued decrease in non-performing loans, as well as a decrease in the overall level of Bank Mutual’s classified loans, as described later in this report. These improvements resulted in a decline in the portion of the Company’s allowance for loan loss that is determined primarily by internal risk ratings and the level of loans within each rating. General economic, employment, and real estate conditions continue to improve modestly in the Company’s markets. However, there can be no assurances that these trends will continue or that classified loans and/or non-performing loans will continue to trend lower in future periods. Furthermore, there can be no assurances that the Company’s provision for loan losses will not vary considerably from period to period. For additional discussion related to the Company’s non-performing loans, non-performing assets, classified assets, and allowance for loan losses, refer to “Financial Condition—Asset Quality,” below.

Non-Interest Income Total non-interest income decreased by $50,000 or 0.8% and $4.0 million or 19.1% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, respectively. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges declined by $56,000 or 1.8% and $160,000 or 1.8% during the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods in the previous year. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account services charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. In previous periods, the Company had reported ATM and debit card fees, merchant processing fees, and certain other items as a component of other income (for additional discussion refer to “Note 1. Basis of Presentation” in the Company’s Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements”). Management attributes the decrease in deposit-related fees and charges during the 2014 periods to changes in deposit customer spending behavior in recent periods which have resulted in lower revenue from overdraft charges and from check printing commissions. These developments were partially offset by increased revenue from a debit card reward program that the Company implemented in 2013, as well as increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors.

Brokerage and insurance commissions were $534,000 during the third quarter of 2014, which was $124,000 or 18.8% lower than the same period in the previous year. On a year-to-date basis, this source of revenue was $1.9 million in 2014, which was a $416,000 or 17.9% decline from the same period in 2013. This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. These decreases were primarily due to a decline in customer demand for tax-deferred annuities in recent periods.

Mortgage banking revenue, net, was $810,000 and $2.2 million during the three and nine-month periods ended September 30, 2014, respectively. This compared to $769,000 and $6.2 million during the same periods in 2013, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated (in prior periods these components had been presented as separate line items in the consolidated statements of income):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in thousands)
Gross servicing fees	$690	$727	$2,109	$2,164
Mortgage servicing rights amortization	(453)	(542)	(1,332)	(2,335)
Mortgage servicing rights valuation recovery	–	90	1	2,319
Loan servicing revenue, net	237	275	778	2,148
Gain on sale of loan activity, net	573	494	1,454	4,036
Mortgage banking, net	$810	$769	$2,232	$6,185

In prior periods the above components of mortgage banking revenue, net, had been presented as separate line items in the consolidated statement of income (for additional discussion refer to “Note 1. Basis of Presentation” in the Company’s Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements”).

Loan servicing revenue, net, was $237,000 in the third quarter of 2014 compared to $275,000 in the same period in 2013. On a year-to-date basis, this revenue item was $778,000 in 2014 compared to $2.1 million in 2013. Gross loan servicing fees have declined in the 2014 periods compared to the same periods in 2013 due to an overall decline in loans serviced for third-party investors. As of September 30, 2014, the Company serviced $1.1 billion in loans for third-party investors compared to $1.2 billion one year ago. The change in the valuation allowance that the Company maintains against its mortgage servicing rights (“MSRs”) is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Higher market interest rates for residential loans beginning in early 2013 and continuing into 2014 resulted in lower future prepayment expectations on the loans underlying the Company’s MSRs, which resulted in a recovery of substantially all of the related valuation allowance in 2013. Higher rates also resulted in substantially lower MSR amortization in the 2014 periods compared to the same periods in 2013 due to a lower level of actual loan prepayments. As of September 30, 2014, the Company’s MSRs had a net book value of $8.0 million compared to $8.9 million one year earlier.

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

Gain on loan sales activities, net, was $573,000 and $1.5 million during the three- and nine-month periods ended September 30, 2014, respectively, compared to $794,000 and $4.0 million in the same periods last year, respectively. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. During the nine months ended September 30, 2014, sales of these loans were $54.5 million, which was $176.2 million or 76.4% lower than the same period in 2013. Higher market interest rates for mortgage loans during 2013 and continuing into 2014 have resulted in lower originations and sales of fixed-rate, one- to four-family loans in recent periods. Management expects this trend to continue in the near term.

Income from bank-owned life insurance (“BOLI”) was $1.1 million during the three months ended September 30, 2014, compared to $817,000 during the same period in 2013. On a year-to-date basis, income from BOLI was $2.2 million in 2014 compared to $2.0 million in the same period of 2013. These increases were caused by higher payouts associated with excess death benefits, which can vary considerably from period to period. Excess death benefits were $632,000 and $751,000 during the three and nine months ended September 30, 2014, respectively, compared to $407,000 and $639,000 during the same periods in 2013, respectively. Income from BOLI is also not subject to income taxes.

During the third quarter of 2014 the Company recorded $102,000 in gain on the sale of $17.6 million in mortgage-related securities that management felt no longer met its yield objectives for the portfolio. The Company did not sell any securities in 2013.

Other non-interest income was $434,000 during the third quarter of 2014 compared to $433,000 during the same quarter in 2013. During the nine-month period, other non-interest income was $1.3 million in 2014 compared to $1.0 million in the same period last year. The increase between the year-to-date periods was due primarily to increased fee revenue from interest rate swaps related to certain commercial lending relationships. In 2013 the Company began to mitigate the interest rate risk associated with these types of lending relationships by executing interest rate swaps, the accounting for which resulted in the recognition of a certain amount of fee revenue at the time the swap contracts were executed. Management expects that this source of revenue will vary from period to period depending on borrower preference for the types of lending relationships that generate the need for the interest rate swaps.

Non-Interest Expense Total non-interest expense decreased by $1.1 million or 6.4% and $3.6 million or 6.6% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, respectively. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses decreased by $410,000 or 3.8% and $2.5 million or 7.5% during the three- and nine-month periods ended September 30, 2014, respectively, compared to the same period in 2013. These decreases were due primarily to lower costs related to the Company’s defined benefit pension plan, the benefits of which were frozen for most participants effective December 31, 2013. Also contributing to the decrease in this plan’s costs was an increase in the discount rate used to determine the present value of the pension obligation. Compensation-related expenses was also lower in the 2014 periods because of a change in the manner in which employees earn vacation and other paid time off benefits beginning in 2014. Management anticipates that this change, which is non-recurring, will reduce full-year compensation expense in 2014 by approximately $1.3 million compared to 2013.

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

Occupancy and equipment expenses increased by $244,000 or 8.3% during the three months ended September 30, 2014, compared to the same period in the prior year. Year-to-date, occupancy and equipment expenses increased by $670,000 or 7.6% in 2014 compared to the same nine-month period in 2013. Most of these increases were caused by increased maintenance and repair costs in the 2014 periods relative to the 2013 periods. Also contributing to the year-to-date increase were higher snow removal costs and utility expenses earlier in 2014 due to harsh winter conditions compared to the prior year.

Federal deposit insurance premiums were $367,000 during the third quarter 2014, which was $71,000 or 16.2% lower than the same period in 2013. On a year-to-date basis, these premiums were $1.1 million in 2014, which was $369,000 or 24.9% lower than the same period in 2013. These decreases were caused by continued improvements in the Company’s financial condition and operating results that, under the FDIC’s risk-based premium assessment system, have resulted in lower insurance assessment rates. Also contributing to the decreases were lower levels of average total assets in during the 2014 periods compared to the same periods in 2013. The FDIC uses average total assets as the assessment base for determining the insurance premium.

Advertising and marketing-related expenses declined modestly during the third quarter of 2014 compared to the same quarter in the previous year. Year-to-date, advertising and marketing expenses declined by $94,000 or 6.6% in 2014 compared to the same nine month period in the prior year. At this time management expects advertising and marketing-related expenses for the full year of 2014 could be about 5% higher than they were in 2013. However, this will depend on future management decisions and there can be no assurances.

Net losses and expenses on foreclosed real estate were $44,000 and $1.0 million during the three and nine months ended September 30, 2014, respectively, compared to $716,000 and $2.3 million during the same period of last year. In general, the Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to lower levels of foreclosed properties.

Income Tax Expense Income tax expense was $2.3 million and $1.5 million during the three months ended September 30, 2014 and 2013, respectively, and was $6.7 million and $4.2 million during the nine months ended as of the same dates, respectively. The Company’s effective tax rate (“ETR”) during the third quarter of 2014 was 34.1%, which was the same rate during the third quarter of 2013. The 2014 year-to-date period includes a non-recurring charge of $518,000 (net of federal income tax benefit) that was related to a payment by the Company to the Wisconsin Department of Revenue (the “Department”) to settle a tax matter that has been previously disclosed. Excluding this non-recurring charge, as well as the related federal tax benefit, the Company’s ETRs during the first nine months of 2014 and 2013 were 35.3% and 34.1%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue items, such as tax-exempt interest income and earnings from BOLI. The Company’s ETR will generally be higher in periods in which these non-taxable revenue items comprise a smaller portion of pre-tax income.

Financial Condition

Overview The Company’s total assets decreased by $20.2 million or 0.9% during the nine months ended September 30, 2014. During this period the Company’s mortgage-related securities available-for-sale declined by $98.6 million due primarily to the receipt of periodic principal repayments, as well as the sale of certain securities, as previously described. In addition, other borrowings, which consist of advances from the FHLB of Chicago, increased by $34.1 million during the period and advance payments from borrowers for taxes and insurance increased by $28.1 million, the latter due primarily to seasonal trends. Cash flows from these sources funded an $88.3 million increase in the Company’s loans receivable and a $77.0 million decrease in its deposit liabilities. The Company’s total shareholders’ equity increased from $281.0 million at December 31, 2013, to $287.5 million at September 30, 2014.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale declined by $98.6 million or 22.1% during the nine months ended September 30, 2014. This decrease was principally due to periodic principal repayments on the securities. Also contributing, however, was the sale of $17.6 million in certain securities, as previously described. The Company did not purchase any available-for-sale securities during the nine months ended September 30, 2014.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $6.9 million at September 30, 2014, compared to a net unrealized gain of $7.1 million at December 31, 2013.

The Company maintains an investment in private-label CMOs that were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have since been downgraded. As of September 30, 2014, and December 31, 2013, the carrying value of the Company’s investment in private-label CMOs was $31.7 million and $38.7 million, respectively. The net unrealized gain on the securities as of such dates was $748,000 and $580,000, respectively. As of September 30, 2014, $25.0 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $684,000 as of that date. As of December 31, 2013, $28.8 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized gain of $502,000.

As of September 30, 2014, management determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company has classified these securities as held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company did not purchase any held-to-maturity securities during the nine months ended September 30, 2014.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $4.7 million and $1.8 million at September 30, 2014, and December 31, 2013, respectively. Management believes that originations and sales of fixed-rate, one- to four-family mortgage loans will continue to be relatively low in the near term, for reasons noted previously in this report.

Loans Receivable The Company’s loans receivable increased by $88.3 million or 5.9% during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, commercial and industrial loans increased by $46.4 million or 27.8% as a result of increased originations and credit line utilization by borrowers and multi-family real estate loans increased by $37.6 million or 14.1% on sustained demand from borrowers in this market segment. In addition, one- to four-family loans increased by $10.6 million or 2.4% despite a lower level of originations during the nine months ended September 30, 2014, compared to the same period in 2013. This development was caused by higher market interest rates, as previously noted, which significantly reduced the amount of prepayment activity in the one- to four-family loan portfolio in recent periods. Finally, construction loans, net of the undisbursed portion, increased by $26.7 million or 21.7% during the nine months ended September 30, 2014. Construction loans consist principally of loans secured by multi-family, commercial, and residential properties, and to a very small degree, developed and undeveloped land. In contrast to these increases, the Company’s portfolio of commercial real estate loans declined by $26.7 million or 9.6% during the nine months ended September 30, 2014, due to low borrower demand and aggressive competition for these types of loans in recent periods. The Company’s portfolios of home equity and consumer loans have also declined in recent periods for similar reasons. Growth in the Company’s total loans is subject to economic, market, and competitive factors outside of its control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Nine Months Ended September 30
	2014	2013
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$51,439	$45,350
Commercial real estate	21,776	33,620
Multi-family real estate	79,055	34,574
Construction and development	111,548	133,930
Total commercial loans	263,818	247,474
Retail loans:
One- to four-family first mortgages (1)	50,803	71,227
Home equity	26,248	43,067
Other consumer	1,046	2,899
Total retail loans	78,097	117,193
Total loan originations	$341,915	$364,667

(1)	Excludes $57.3 million and $222.7 million in loans originated for sale during the nine months ended September 30, 2014 and 2013, respectively.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $8.0 million at September 30, 2014, and $8.7 million at December 31, 2013, net of valuation allowances of zero and $1,400 as of such dates, respectively. As of September 30, 2014, the Company serviced $1.1 billion in loans for third-party investors compared to a similar amount at December 31, 2013. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Other Assets As of September 30, 2014, and December 31, 2013, the Company’s net deferred tax asset, which is included as a component of other assets, was $21.4 million and $27.4 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

The Company’s foreclosed properties and repossessed assets, which are included as a component of other assets, were $5.2 million and $6.7 million at September 30, 2014, and December 31, 2013, respectively. Management expects foreclosed properties and repossessed assets to trend modestly lower in the near term. However, there can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

Deposit Liabilities The Company’s deposit liabilities decreased by $77.0 million or 4.4% during the nine months ended September 30, 2014. Certificates of deposit declined by $105.6 million or 16.7% during the period while transaction deposits, consisting of checking, savings, and money market accounts, increased by $28.6 million or 2.5%. The Company continues to closely manage the rates it offers on certificates of deposit to control its overall liquidity position, which has resulted in a decline in certificates of deposit in recent periods. However, as noted earlier in this report, in recent weeks the Company has increased the rates and lengthened maturity terms on certain of the certificates of deposits it offers customers. Accordingly, management believes that the average cost of the Company’s certificates of deposits may begin to increase modestly in the fourth quarter and that such trend could continue for the foreseeable future.

The Company’s transaction deposits have increased in recent periods in response to management’s efforts to increase sales of such products and related services to commercial businesses, as well as efforts to focus its retail sales efforts on such products and related services. Also contributing to the increase in transaction deposits in recent periods, however, was customer reaction to the low interest rate environment for deposit products. Management believes that this environment has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which could have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $34.1 million or 13.9% during the nine months ended September 30, 2014. This increase was due to an increase in overnight and term borrowings from the FHLB of Chicago, which partially funded growth in the Company’s loans receivable during the period, as well as the decrease in its deposit liabilities. During the third quarter the Company drew a $30.0 million two-year term advance from the FHLB of Chicago. The proceeds from this advance, which has annual rate of 0.69%, were used to reduce the level of overnight borrowings from the FHLB of Chicago. The Company’s term advances from the FHLB of Chicago are subject to significant prepayment penalties if repaid by the Company prior to their stated maturity. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $31.5 million at September 30, 2014, compared to $3.4 million at December 31, 2013. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity increased from $281.0 million at December 31, 2013, to $287.5 million at September 30, 2014. This increase was due primarily to net income during the period, partially offset by the payment of cash dividends during the period. The book value of the Company’s common stock was $6.17 per share at September 30, 2014, compared to $6.05 per share at December 31, 2013.

On November 3, 2014, the Company’s board of directors declared a $0.04 per share dividend payable on November 28, 2014, to shareholders of record on November 14, 2014. For additional discussion relating to the Company’s ability to pay dividends refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At September 30	At December 31
	2014	2013
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$213	$284
Commercial real estate	2,487	4,401
Multi-family real estate	1,413	1,783
Construction and development	605	728
Total commercial loans	4,718	7,196
Non-accrual retail loans:
One- to four-family first mortgages	3,727	4,556
Home equity	486	676
Other consumer	47	104
Total non-accrual retail loans	4,260	5,336
Total non-accrual loans	8,978	12,532
Accruing loans delinquent 90 days or more (1)	406	443
Total non-performing loans	9,384	12,975
Foreclosed real estate and repossessed assets	5,243	6,736
Total non-performing assets	$14,627	$19,711

Non-performing loans to total loans	0.59%	0.86%
Non-performing assets to total assets	0.63%	0.84%
Interest income that would have been recognized if non-accrual loans had been current (2)	$375	$1,265
Interest income on non-accrual loans included in interest income (2)	$233	$658

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.

(2) Amounts shown are for the nine months ended September 30, 2014, and the twelve months ended December 31, 2013, respectively.

The Company’s non-performing loans were $9.4 million or 0.59% of loans receivable as of September 30, 2014, compared to $13.0 million or 0.86% of loans receivable as of December 31, 2013. Non-performing assets, which includes non-performing loans, were $14.6 million or 0.63% of total assets and $19.7 million or 0.84% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at September 30, 2014, management was closely monitoring $36.8 million in additional loans that were classified as “special mention” and $38.2 million in additional loans that were classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $52.7 million and $36.1 million, respectively, as of December 31, 2013. As of September 30, 2014, most of the additional loans that were classified as “special mention” or “substandard” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. The decrease in loans classified as “special mention” was due primarily to the downgrade of certain loans to “substandard” earlier in 2014. Management does not believe any of these particular loans were impaired as of September 30, 2014, although there can be no assurances that the loans will not become impaired in future periods. The impact of these downgrades on total loans classified as “substandard” was offset in part by a number of other “substandard” loans that paid-off during the period or were upgraded due to the improved financial condition and operating results of the borrowers.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Nine Months Ended September 30
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$23,565	$21,577
Provision for loan losses	432	3,329
Charge-offs:
Commercial and industrial	(59)	(199)
Commercial real estate	(561)	(493)
Multi-family real estate	(241)	(536)
Construction and development	(34)	(148)
One- to four-family first mortgages	(798)	(934)
Home equity	(73)	(822)
Other consumer	(326)	(286)
Total charge-offs	(2,092)	(3,418)
Recoveries:
Commercial and industrial	61	5
Commercial real estate	160	633
Multi-family real estate	–	–
Construction and development	142	77
One- to four-family first mortgages	225	475
Home equity	23	65
Other consumer	24	27
Total recoveries	635	1,282
Net charge-offs	(1,457)	(2,136)
Balance at end of period	$22,540	$22,770

	September 30	December 31
	2014	2013
Allowance for loan losses to total loans	1.41%	1.56%
Allowance for loan losses to non-performing loans	240.20%	181.62%
Net charge-offs to average loans (1)	0.13%	0.18%

(1)	The rate for the nine months ended September 30, 2014, is annualized.

The Company’s allowance for loan losses was $22.5 million or 1.41% of total loans at September 30, 2014, compared to $23.6 million or 1.56% of total loans at December 31, 2013. As a percent of non-performing loans, the Company’s allowance for loan losses was 240.2% at September 30, 2014, compared to 181.6% at December 31, 2013. Management believes the allowance for loan losses at September 30, 2014, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 12.35% at September 30, 2014, compared to 11.97% at December 31, 2013. The increase in this ratio was due in part to the Company’s net income, less the dividends it paid during the period. Also contributing was a decline in the Company’s total assets during the period, as noted in earlier paragraphs.

At September 30, 2014, the Bank exceeded each of the applicable regulatory capital requirements (refer to Note 8, “Shareholders’ Equity,” of the Unaudited Condensed Consolidated Financial Statements, above). In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have Tier 1 (leverage) capital to total adjusted assets of at least 5.0% and total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2014, the Bank had a Tier 1 capital ratio of 11.39% and a total risk-based capital ratio of 18.26%.

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

In 2013 the FRB and the OCC published final regulatory capital rules under Basel III. These new rules will become effective on January 1, 2015, although certain aspects of the new rules will phase in over the following four years. At this time management does not expect these new rules to have a significant impact on the activities of the Bank, its financial condition, or its results of operations, although there can be no assurances. In addition, the Dodd-Frank Act imposed specific capital requirements on savings and loan holding companies such as the Company that are effective as of the same date. At this time management does not expect this new capital requirement to have a significant impact on the Company. However, these developments, as well as other requirements that could be imposed by regulators, could impact the ability of the Company and/or the Bank to pay dividends or, in the case of the Company, repurchase its common stock.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of September 30, 2014, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,157,438	–	–	–	$1,157,438
Certificates of deposits	425,513	$74,780	$27,975	–	528,268
Borrowed funds	68,450	91,222	59,318	$59,993	278,983
Operating leases	970	1,243	828	2,236	5,277
Purchase obligations	2,400	4,800	4,800	–	12,000
Deferred retirement plans and deferred compensation plans	996	1,563	1,618	5,410	9,587

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of September 30, 2014:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$89,985	–	–	–	$89,985
Commercial loans	10,061	$53	$96	–	10,210
Standby letters of credit	4,908	45	–	–	4,953
Multi-family and commercial real estate loans	224,238	–	–	–	224,238
Residential real estate loans	25,176	–	–	–	25,176
Revolving home equity and credit card lines	167,974	–	–	–	167,974
Net commitments to sell mortgage loans	10,763	–	–	–	10,763

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At September 30, 2014, the Company had forward commitments to sell one- to four-family mortgage loans of $10.8 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of September 30, 2014.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2014, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	September 30, 2014
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$29,770	$94,125	$154,229	$105,273	$16,902	$400,299
Adjustable	312,299	55,912	93,728	36,181	–	498,120
Retail loans:
Fixed	19,400	37,415	75,864	50,160	101,691	284,530
Adjustable	108,562	149,331	83,698	41,228	50,809	433,628
Interest-earning deposits	7,286	–	–	–	–	7,286
Mortgage-related securities:
Fixed	30,184	76,469	136,670	144,121	85,258	472,702
Adjustable	22,104	–	–	–	–	22,104
Other interest-earning assets	14,209	–	–	–	–	14,209
Total interest-earning assets	543,814	413,252	544,189	376,963	254,660	2,132,878

Deposit liabilities:
Non-interest-bearing demand accounts	1,068	3,167	8,170	7,787	158,206	178,398
Interest-bearing demand accounts	1,409	4,175	10,773	10,268	208,612	235,237
Savings accounts	1,465	4,334	11,133	10,541	195,616	223,089
Money market accounts	520,714	–	–	–	–	520,714
Certificates of deposit	158,622	280,660	61,008	27,978	–	528,268
Advance payments by borrowers for taxes and insurance	31,518	–	–	–	–	31,518
Borrowings	45,314	24,414	93,875	60,643	54,737	278,983
Total non-interest- and interest-bearing liabilities	760,110	316750	184,959	117,217	617,171	1,996,207
Interest rate sensitivity gap	$(216,296)	$96,502	$359,230	$259,746	$(362,511)	$136,671
Cumulative interest rate sensitivity gap	$(216,296)	$(119,794)	$239,436	$499,182	$136,671
Cumulative interest rate sensitivity gap as a percent of total assets	(9.29)%	(5.15)%	10.29%	21.45%	5.87%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	71.54%	88.88%	118.98%	136.20%	106.85%

Based on the above gap analysis, at September 30, 2014, the Company’s interest-bearing liabilities maturing or repricing within one year exceeded its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be adversely impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be favorably impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Annual Report on Form 10-K.

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

The following table presents the estimated PVE over a range of interest rate change scenarios at September 30, 2014. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$297,634	$(118,464)	(28.5)%	13.74%	(22.2)%
+300	324,715	(91,383)	(22.0)	14.68	(16.8)
+200	354,562	(61,536)	(14.8)	15.71	(11.1)
+100	384,531	(31,567)	(7.6)	16.68	(5.5)
0	416,098	–	–	17.66	–
-100	422,765	6,667	1.6	17.50	(0.9)

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

As is the case with gap analysis, PVE analysis also has certain shortcomings. PVE modeling requires management to make assumptions about future changes in market interest rates that are unlikely to occur, such as immediate, sustained, and parallel (or equal) changes in all market rates across all maturity terms. PVE modeling also requires that management make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, it is the Company’s past experience that rate changes on most of its deposit liabilities generally lag changes in market interest rates. In addition, management makes assumptions regarding the changes in prepayment speeds of mortgage loans and securities. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. Management also assumes that decay rates on transaction deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The model assumes that the Company will take no action in response to the changes in interest rates, when in practice rate changes on most deposit liabilities lag behind market changes and/or may be limited by competition. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the PVE model may provide an estimate of the Company’s interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on the Company’s PVE. Because of these shortcomings, management of the Company believes that PVE analysis is a better indicator of the relative change in the Company’s interest rate risk exposure from period to period than it is an indicator of the direction or amount of future change in net interest income.

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

BANK MUTUAL CORPORATION
(Registrant)

Date:	November 4, 2014	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	November 4, 2014	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended September 30, 2014

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

