Form 10-K
period 2014-12-31
BANK MUTUAL CORP
filed 2015-03-06
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of February 27, 2015, 46,666,089 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $5.80 last sale price on The NASDAQ Global Select Market on June 30, 2014, the last trading date of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers; does not constitute an admission as to affiliate status) was approximately $249.8 million.

Part of Form 10-K Into Which
Documents Incorporated by Reference	Portions of Document are Incorporated

Proxy Statement for Annual Meeting of Shareholders on May 4, 2015	Part III

BANK MUTUAL CORPORATION

FORM 10-K ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2014

Part I

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels, including the possible effects of new regulatory capital requirements under Basel III; recent, pending, and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential changes in the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in “Item 1A. Risk Factors,” as well as “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Market Area

At December 31, 2014, the Company had 75 banking offices in Wisconsin and one in Minnesota. At June 30, 2014, the Company had a 1.28% market share of all deposits held by FDIC-insured institutions in Wisconsin. The Company is the third largest financial institution headquartered in Wisconsin based on total assets and the fourth largest based on deposit market share.

The largest concentration of the Company’s offices is in southeastern Wisconsin, consisting of the Milwaukee Metropolitan Statistical Area (“MSA”), and Racine and Kenosha Counties. The Company has 26 offices in these areas. The Company has also five offices in south central Wisconsin, consisting of the Madison MSA and the Janesville/Beloit MSA, as well as six other offices in communities in east central Wisconsin. The Company also operates 20 banking offices in northeastern Wisconsin, including the Green Bay MSA. Finally, the Company has 18 offices in northwestern Wisconsin, including the Eau Claire MSA, and one office in Woodbury, Minnesota, which is part of the Minneapolis-St. Paul MSA. A number of the Company’s banking offices are located near the northern Michigan and Illinois borders. Therefore, the Company may also draw customers from nearby regions in those states.

The services provided through the Company's banking offices are supplemented by services offered through ATMs located in the Company’s market areas, as well as internet and mobile banking, a customer service call center, and 24-hour telephone banking.

On February 9, 2015, the Company announced that it was closing seven retail branch offices in connection with an efficiency and expense reduction effort. Four of these offices are located in northwestern Wisconsin (including one in Eau Claire), two are located in northeastern Wisconsin (including one in Green Bay), and one is located in southeastern Wisconsin. Management anticipates the closures will be completed in the second quarter of 2015, and that the Company will continue to provide products and services to the affected customers through its other nearby locations, as well as its internet, mobile banking, and telephone channels. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Many of the Company’s competitors have greater resources and/or offer services that the Company currently does not provide. For example, the Company does not offer trust services. However, the Company does offer mutual fund investments, tax-deferred annuities, credit life and disability insurance, property and casualty insurance, and brokerage services through a wholly-owned subsidiary.

Lending Activities

General At December 31, 2014, the Company’s total loans receivable was $1.6 billion or 68.6% of total assets. The Company’s loan portfolio consists of loans to both commercial and retail borrowers. Loans to commercial borrowers include loans secured by real estate such as multi-family properties, non-residential commercial properties (referred to as “commercial real estate”), and construction and development projects secured by these same types of properties, as well as land. In addition, commercial loans include loans to businesses that are not secured by real estate (referred to as “commercial and industrial loans”). Loans to retail borrowers include loans to individuals that are secured by real estate such as one- to four-family first mortgages, home equity term loans, and home equity lines of credit. In addition, retail loans include student loans, automobile loans, and other loans not secured by real estate (collectively referred to as “other consumer loans”).

The nature, type, and terms of loans originated or purchased by the Company are subject to federal and state laws and regulations. The Company has no significant concentrations of loans to particular borrowers or to borrowers engaged in similar activities. In addition, the Company limits its lending activities primarily to borrowers and related loan collateral located in its primary market areas, which consist of Wisconsin and contiguous regions of Illinois, Minnesota, and northern Michigan. However, from time-to-time the Company will make loans secured by properties outside of its primary market areas provided the borrowers are located within such areas and are well-known to the Company. For specific information related to the Company’s loans receivable for the periods covered by this report, refer to “Financial Condition—Loans Receivable” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial and Industrial Loans    At December 31, 2014, the Company’s portfolio of commercial and industrial loans was $226.5 million or 12.5% of its gross loans receivable. This portfolio consists of loans and lines of credit to businesses for equipment purchases, working capital, debt refinancing or restructuring, business acquisition or expansion, Small Business Administration (“SBA”) loans, and domestic standby letters of credit. Typically, these loans are secured by general business security agreements and personal guarantees. The Company offers variable, adjustable, and fixed-rate commercial and industrial loans. The Company also has commercial and industrial loans that have an initial period where interest rates are fixed, generally for one to five years, and thereafter are adjustable based on various market indices. Fixed-rate loans are priced at either a margin over various market indices with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period. Commercial lines of credit generally have a term of one year and are subject to annual renewal thereafter. The Company performs an annual credit review of all commercial and industrial borrowers having an exposure to the Company of $500,000 or more.

Multi-family and Commercial Real Estate Loans    At December 31, 2014, the Company’s aggregate portfolio of multi-family and commercial real estate loans was $585.9 million or 32.2% of its gross loans receivable. The Company’s multi-family and commercial real estate loan portfolios consist of fixed-rate and adjustable-rate loans originated at prevailing market rates usually tied to various market indices. This portfolio generally consists of loans secured by apartment buildings, office buildings, retail centers, warehouses, and industrial buildings. Loans in this portfolio may be secured by either owner or non-owner occupied properties. Loans in this portfolio typically do not exceed 80% of the lesser of the purchase price or an independent appraisal by an appraiser designated by us. Loans originated with balloon maturities are generally amortized on a 25 to 30 year basis with a typical balloon term of 3 to 5 years. However, if a multi-family or commercial real estate borrower desires a fixed-rate with a balloon maturity beyond five years, the Company generally enters into a series of interest rate swap agreements with the borrower and a third-party financial institution which converts the Company’s interest rate risk exposure to floating rate. Refer to “Financial Derivatives,” below, for additional discussion.

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property, the financial strength and/or income producing potential of the borrower, and the appraised value of the property. In most cases, the Company also obtains personal guarantees from the principals involved, the assessment of which is also based on financial strength and/or income producing potential. The Company’s approval process includes a review of the other debt obligations and overall sources of cash flow available to the borrower and guarantors. The property’s expected net operating income must be sufficient to cover the payments relating to the outstanding debt. The Company generally requires an assignment of rents or leases to be assured that the cash flow from the property will be used to repay the debt. Appraisals on properties securing multi-family and larger commercial real estate loans are performed by independent state certified or licensed fee appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $1.0 million, as well as all loans secured by certain properties that the Company considers to be “environmentally sensitive.” In addition, the Company performs an annual credit review of its multi-family and commercial real estate loans over $500,000.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. The Bank has internal lending limits to single borrowers or a group of related borrowers that are adjusted from time-to-time, but are generally well below the Bank’s legal lending limit of approximately $43.0 million as of December 31, 2014. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Furthermore, borrowers’ problems in areas unrelated to the properties that secure the Company’s loans may have an adverse impact on such borrowers’ ability to comply with the terms of the Company’s loans.

Construction and Development Loans At December 31, 2014, the Company’s portfolio of construction and development loans was $258.7 million or 14.2% of its gross loans receivable. These loans typically have terms of 18 to 24 months, are interest-only, and carry variable interest rates tied to the prime rate. Disbursements on these loans are based on draw requests supported by appropriate lien waivers. Construction loans typically convert to permanent loans at the completion of a project, but may or may not remain in the Company’s loan portfolio depending on the competitive environment for permanent financing at the end of the construction term. Development loans are typically repaid as the underlying lots or housing units are sold. Construction and development loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Company's risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, the appropriate application of loan proceeds to the work performed, the borrower's ability to advance additional construction funds if necessary, and the stabilization period for lease-up after the completion of construction. In addition, in the event a borrower defaults on the loan during its construction phase, the construction project often needs to be completed before the full value of the collateral can be realized by the Company. The Company performs an annual credit review of its construction and development loans over $500,000.

Residential Mortgage Loans At December 31, 2014, the Company’s portfolio of one- to four-family first mortgage loans was $504.0 million or 27.7% of its gross loans receivable. Most of these loans are for owner-occupied residences; however, the Company also originates first mortgage loans secured by second homes, seasonal homes, and investment properties.

The Company originates primarily conventional fixed-rate residential mortgage loans and adjustable-rate residential mortgage (“ARM”) loans with maturity dates up to 30 years. Such loans generally are underwritten to Fannie Mae standards. In general, ARM loans are retained by the Company in its loan portfolio. Conventional fixed-rate residential mortgage loans are generally sold in the secondary market without recourse, although the Company typically retains the servicing rights to such loans. When the Company sells residential mortgage loans in the secondary market, it makes representations and warranties to the purchasers about various characteristics of each loan, including the underwriting standards applied and the documentation being provided. Failure of the Company to comply with the requirements established by the purchaser of the loan may result in the Company being required to repurchase the loan. There have not been any material instances where the Company has been required to repurchase loans.

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

In addition to servicing the loans in its own portfolio, the Company continues to service most of the loans that it sells to Fannie Mae and other third-party investors (“loans serviced for third-party investors”). Servicing mortgage loans, whether for its own portfolio or for third-party investors, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making certain payments on behalf of borrowers. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2014, loans serviced for third-party investors amounted to $1.1 billion. These loans are not reflected in the Company’s Consolidated Statements of Financial Condition.

When the Company services loans for third-party investors, it is compensated through the retention of a servicing fee from borrowers' monthly payments. The Company pays the third-party investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference, typically 25 basis points or more, is retained by the Company and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized mortgage servicing rights (“MSRs”). The Company also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds.

Management believes that servicing mortgage loans for third-party investors partially mitigates other risks inherent in the Company's mortgage banking operations. For example, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will generally be offset by opposite changes in the amortization of the MSRs. These fluctuations are usually the result of actual loan prepayment activity and/or changes in management expectations for future prepayment activity, which impacts the amount of MSRs amortized in a given period. However, fluctuations in the recorded value of MSRs may also be caused by valuation allowances required to be recognized under generally accepted accounting principles (“GAAP”). That is, the value of servicing rights may fluctuate because of changes in the future prepayment assumptions or discount rates used to periodically assess the impairment of MSRs. Although most of the Company's serviced loans that prepay are replaced by new serviced loans (thus preserving the future servicing cash flow), GAAP requires impairment losses resulting from a change in future prepayment assumptions to be recorded when the change occurs. MSRs are particularly susceptible to impairment losses during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. Alternatively, in periods of increasing interest rates, during which prepayment activity typically declines, the Company could potentially recapture through earnings all or a portion of a previously established valuation allowance for impairment.

Home Equity Loans At December 31, 2014, the Company’s portfolio of home equity loans was $219.7 million or 12.1% of its gross loans receivable. Home equity loans include fixed term home equity loans and home equity lines of credit. These loans are typically secured by junior liens on owner-occupied one- to four-family residences, but in many instances are secured by first liens on such properties. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit score, verification of the value of the equity in the home, and verification of the borrower’s income.

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

Other Consumer Loans At December 31, 2014, the Company’s portfolio of other consumer loans was $22.4 million or 1.2% of its gross loans receivable. Other consumer loans include student loans, automobile loans, recreational vehicle and boat loans, deposit account loans, overdraft protection lines of credit, and unsecured consumer loans, including loans through credit card programs that are administered by third parties. The Company no longer originates student loans through programs guaranteed by the federal government. Student loans that continue to be held by the Company are administered by a third party.

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

Internal Risk Ratings and Classified Assets OCC regulations require thrift institutions to review and, if necessary, classify their assets on a regular basis. Accordingly, the Company has internal policies and procedures in place to evaluate and/or maintain risk ratings on all of its loans and certain other assets. In general, these internal risk ratings correspond with regulatory requirements to adversely classify problem loans and certain other assets as “substandard,” “doubtful,” or “loss.” A loan or other asset is adversely classified as substandard if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. A loan or other asset is adversely classified as doubtful if full collection is highly questionable or improbable. A loan or other asset is adversely classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a “special mention” designation, described as loans or assets which do not currently expose the Company to a sufficient degree of risk to warrant adverse classification, but which demonstrate clear trends in credit deficiencies or potential weaknesses deserving management's close attention (refer to the following paragraph for additional discussion). As of December 31, 2014, $43.5 million or 2.7% the Company’s loans were classified as special mention and $45.4 million or 2.8% were classified as substandard. The latter includes all loans placed on non-accrual in accordance with the Company’s policies, as described below. In addition, as of December 31, 2014, $23.3 million of the Company’s mortgage-related securities, consisting of private-label collateralized mortgage obligations (“CMOs”) rated less than investment grade, were classified as substandard in accordance with regulatory guidelines. The Company had no loans or other assets classified as doubtful or loss at December 31, 2014.

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

The collection procedures for retail loans, excluding student loans and credit card loans, include sending periodic late notices to a borrower and attempts to make direct contact with a borrower once a loan becomes 30 days past due. If collection activity is unsuccessful, the Company may pursue legal remedies itself, refer the matter to legal counsel for further collection efforts, seek foreclosure or repossession of the collateral (if any), and/or charge-off the loan. All student loans are serviced by a third party that guarantees that its servicing complies with all U.S. Department of Education guidelines. The Company’s student loan portfolio is guaranteed under programs sponsored by the U.S. government. Credit card loans are serviced by a third party administrator.

The collection procedures for commercial loans include sending periodic late notices to a borrower once a loan is past due. The Company attempts to make direct contact with a borrower once a loan becomes 15 days past due. The Company’s managers of the multi-family and commercial real estate loan areas regularly review loans that are 10 days or more delinquent. If collection activity is unsuccessful, the Company may refer the matter to legal counsel for further collection effort. After 90 days, loans that are delinquent are typically proposed for repossession or foreclosure.

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

Non-Accrual Policy With the exception of student loans that are guaranteed by the U.S. government, the Company generally stops accruing interest income on loans when interest or principal payments are 90 days or more in arrears or earlier when the future collectability of such interest or principal payments may no longer be certain. In such cases, borrowers have often been able to maintain a current payment status, but are experiencing financial difficulties and/or the properties that secure the loans are experiencing increased vacancies, declining lease rates, and/or delays in unit sales. In such instances, the Company generally stops accruing interest income on the loans even though the borrowers are current with respect to all contractual payments. Although the Company generally no longer accrues interest on these loans, the Company may continue to record periodic interest payments received on such loans as interest income provided the borrowers remain current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loans are deemed to be collectible. The Company designates loans on which it stops accruing interest income as non-accrual loans and establishes a reserve for outstanding interest that was previously credited to income. All loans on non-accrual are considered to be impaired. The Company returns a non-accrual loan to accrual status when factors indicating doubtful or uncertain collection no longer exist. In general, non-accrual loans are also classified as substandard, doubtful, or loss in accordance with the Company’s internal risk rating policy. As of December 31, 2014, $12.0 million or 0.74% of the Company’s loans were considered to be non-performing in accordance with the Company’s policies.

Foreclosed Properties and Repossessed Assets As of December 31, 2014, $4.7 million or 0.20% of the Company’s total assets consisted of foreclosed properties and repossessed assets. In the case of loans secured by real estate, foreclosure action generally starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer and the executive loan committee of the board of directors. If, based on this review, the Company determines that repayment of a loan is solely dependent on the liquidation of the collateral, the Company will typically seek the shortest redemption period possible, thus waiving its right to collect any deficiency from the borrower. Depending on whether the Company has waived this right and a variety of other factors outside the Company’s control (including the legal actions of borrowers to protect their interests), an extended period of time could transpire between the commencement of a foreclosure action by the Company and its ultimate receipt of title to the property.

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

Allowance for Loan Losses As of December 31, 2014, the Company’s allowance for loan losses was $22.3 million or 1.37% of loans receivable and 185.68% of non-performing loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and pools of homogenous loans within the portfolio, and actual loss, delinquency, and/or risk rating experience within the portfolio. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors, including regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any. For additional information relating to the Company’s allowance for loan losses for the periods covered by this report, refer to “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Investment Activities

At December 31, 2014, the Company’s portfolio of mortgage-related securities available-for-sale was $321.9 million or 13.8% of its total assets. As of the same date its portfolio of mortgage-related securities held-to-maturity was $132.5 million or 5.7% of total assets. Mortgage-related securities consist principally of mortgage-backed securities (“MBSs”) and CMOs. Most of the Company’s mortgage-related securities are directly or indirectly insured or guaranteed by Freddie Mac, Fannie Mae, or the Government National Mortgage Association (“Ginnie Mae”). The remaining securities are private-label CMOs. Private-label CMOs generally carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by the aforementioned agencies of the U.S. Government. Although the latter securities have less exposure to credit risk, like private-label CMOs they remain exposed to fluctuating interest rates and instability in real estate markets, which may alter the prepayment rate of underlying mortgage loans and thereby affect the fair value of the securities. For additional information related to the Company’s mortgage-related securities, refer to “Financial Condition—Mortgage-Related Securities Available-for-Sale” and “Financial Condition—Mortgage-Related Securities Held-to-Maturity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The objectives of the Company’s investment policy are to meet the liquidity requirements of the Company and to generate a favorable return on investments without compromising objectives related to overall exposure to risk, including interest rate risk, credit risk, and investment portfolio concentrations. In addition, the Company pledges eligible securities as collateral for certain deposit liabilities, FHLB of Chicago advances, financial derivatives, and other purposes permitted or required by law.

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

Financial Derivatives

The Company’s policies permit the use of financial derivatives such as financial futures, options, forward commitments, and interest rate swaps, to manage its exposure to interest rate risk, but only with prior approval of the board of directors. At December 31, 2014, the Company was using forward commitments to manage interest rate risk related to its sale of residential loans in the secondary market, as well as interest rate swaps to manage interest rate risk related to certain fixed-rate commercial loans. For additional information, refer to “Note 13. Financial Instruments with Off-Balance-Sheet Risk” in “Item 8. Financial Statements and Supplementary Data.”

Deposit Liabilities

At December 31, 2014, the Company’s deposit liabilities were $1.7 billion or 73.8% of its total liabilities and equity. The Company offers a variety of deposit accounts having a range of interest rates and terms for both retail and business customers. The Company currently offers regular savings accounts, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and certificates of deposit. The Company also offers IRA time deposit accounts and health savings accounts. When the Company determines its deposit rates, it considers rates offered by local competitors, benchmark rates on U.S. Treasury securities, and rates on other sources of funds such as FHLB of Chicago advances. For additional information, refer to “Financial Condition—Deposit Liabilities” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Borrowings

At December 31, 2014, the Company’s borrowed funds were $256.5 million or 11.0% of its total liabilities and equity. The Company borrows funds to finance its lending, investing, operating, and, when active, stock repurchase activities. Substantially all of its borrowings take the form of advances from the FHLB of Chicago and are on terms and conditions generally available to member institutions. The Company’s FHLB of Chicago borrowings typically carry fixed rates of interest, have stated maturities, and are generally subject to significant prepayment penalties if repaid prior to their stated maturity. The Company has pledged certain one- to four-family first and second mortgage loans, as well as certain multi-family mortgage loans, as blanket collateral for current and future advances.

Shareholders’ Equity

For additional information regarding the Company’s outstanding advances from the FHLB of Chicago as of December 31, 2014, refer to “Financial Condition—Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2014, the Company’s shareholders’ equity was $280.7 million or 12.06% of its total liabilities and equity. Beginning in 2015 the Company will be required to maintain minimum regulatory capital at the holding company level. Refer to “Regulation and Supervision—Regulation of the Company,” below, for additional information related to regulatory capital requirements for the Company.

The Bank is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the OCC and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2014, the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional discussion relating to regulatory capital standards refer to “Regulation and Supervision of the Bank—Regulatory Capital Requirements,” below. For additional information related to the Company’s equity and the Bank’s regulatory capital for the periods covered by this report, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

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

From time to time, the Company has repurchased shares of its common stock which has had the effect of reducing the Company’s capital. However, as with the payment of dividends above, the repurchase of common stock is discretionary with the Company’s board of directors and depends on a variety of factors, including market conditions for the Company’s stock, the financial condition of the Company and the Bank, compliance with regulatory capital requirements, and other considerations. The Company currently has an active stock repurchase program in effect. However, because of the aforementioned considerations there can be no assurances the Company will repurchase shares of its common stock under the current stock repurchase program. For additional discussion relating to the Company’s current stock repurchase program, refer to “Financial Condition—Shareholders’ Equity,” in “Item 7. Management’s Discussion and Analysis.”

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

Mutual Investment Corporation (“MIC”) and First Northern Investment Inc. (“FNII”) were wholly-owned subsidiaries of the Bank that formerly owned and managed certain mortgage-related securities and, in the case of FNII, a small amount of one- to four-family mortgage loans. In 2014 the Company transferred substantially all of the assets and liabilities of MIC and FNII to the Bank. Subsequent to the transfer, FNII was dissolved as a legal entity. MIC will continue as a legal entity in an inactive status. These developments did not have a significant impact on the Company’s financial condition or results of operations.

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

In addition, the Bank has four other wholly-owned subsidiaries that are inactive, but are reserved for possible future use in related or other areas.

Employees

At December 31, 2014, the Company employed 616 full time and 99 part time associates. Management considers its relations with its associates to be good.

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

Dodd-Frank Act

In 2010 Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changed the U.S. financial institution regulatory structure, as well as the lending, investment, trading, and operating activities of financial institutions and their holding companies. Many of the provisions of the Dodd-Frank Act have become effective since 2010 and management believes the Company and the Bank are in compliance with the new provisions, as applicable, and that the impacts of such provisions (if any) are fully reflected in the financial condition and/or results of operations of the Company and the Bank. However, a number of the provisions of the Dodd-Frank Act remain subject to future rule-making procedures and studies. As such, the full impact of such future provisions cannot yet be determined at this time, although management does not expect them to have a material adverse impact on the Company or the Bank. The Dodd-Frank Act requires the FRB to apply to savings and loan holding companies the same consolidated leverage and risk-based capital standards that insured depository institutions must follow, which include capital requirements for the Company effective in 2015 (refer to “Regulation and Supervision—Regulation of the Company,” below, for additional information related to regulatory capital requirements for the Company).

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

Regulatory Capital Requirements In periods prior to January 1, 2015, federal regulations required savings associations such as the Bank to meet specified minimum regulatory capital standards to be classified as “adequately capitalized” under the regulations. At December 31, 2014, the Bank’s regulatory capital ratios exceeded the minimum requirements to be classified as “adequately capitalized,” as well as those necessary to be classified as a “well capitalized”. For additional information related to the Bank’s regulatory capital for the periods covered by this report, refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

On January 1, 2015, regulatory capital standards as specified by the Basel Committee of Banking Supervision (known as Basel III) became effective for financial institutions such as the Bank (although certain aspects of the new standards are phased in over the following four years). These new regulatory capital standards, which supersede the standards in effect prior to that date, require financial institutions such as the Bank to meet the following minimum regulatory capital standards to be classified as “adequately capitalized” under the regulations: (i) common equity Tier 1 (“CET1”) capital equal to at least 4.5% of total risk-weighted assets, (ii) Tier 1 capital equal to at least 4% of adjusted total assets (continuing as the “leverage ratio”), (iii) Tier 1 risk-based capital equal to at least 6% of total risk-weighted assets, and (iv) total risk-based capital equal to at least 8% of total risk-weighted assets. In the Bank’s case, the dollar amount of Tier 1 capital and total capital are expected to be substantially the same under the Basel III standards as they were under the previous regulatory capital standards. As such, the Bank’s ratio of Tier 1 capital to adjusted assets (leverage ratio) is not expected to be significantly impacted by the Basel III regulatory capital standards. However, the Bank’s Tier 1 risk-based capital ratio and total risk-based capital ratio could decline by up to 100 basis points each in 2015 due to changes required by Basel III that impact the computation of the Bank’s total risk-weighted assets. Despite this expectation, management anticipates that in 2015 all of these regulatory capital ratios will exceed the minimum requirements established by Basel III for the Bank to be classified as “adequately capitalized.” The Bank’s CET1 capital is expected to differ from its Tier 1 capital only to the extent of deferred tax assets, which will phase in as a disallowance to CET1 capital over the following four years. Similar to the other Basel III regulatory capital ratios, management anticipates that in 2015 the Bank’s ratio of CET1 capital to total risk-weighted assets will exceed the minimum requirement established by Basel III to be classified as “adequately capitalized.” Furthermore, management anticipates that all of the Bank’s Basel III regulatory capital ratios will exceed the minimums necessary for the Bank to be classified as a “well capitalized” institution under the new standards, which are higher than the percentages previously described.

In addition to the requirements described in the previous paragraph, the Basel III regulatory capital regulations also introduced an element known as the “capital conservation buffer.” In order to avoid limitations on capital distributions and certain discretionary bonus payments to executive officers, a banking organization such as the Bank must hold a capital conservation buffer composed of CET1 capital above the minimum risk-based capital requirements specified in the previous paragraph. This additional requirement is 2.5% of risk-weighted assets, although the requirement will phase-in at a rate of 0.625% per year from 2016 to 2019. Therefore, management’s objective is to maintain all of the Bank’s regulatory capital ratios in amounts that exceed than the Basel III minimums described in the preceding paragraph including the capital conservation buffer. As such, management does not believe the capital conservation buffer will have any impact on the Bank’s capital contributions or discretionary bonus payments to executive officers.

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

For additional discussion related to the Bank and Company’s dividends and the Company’s common stock repurchases refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Also, the new requirements under Basel III, as discussed above, have the potential to impact capital distributions such as dividends and common stock repurchases. Refer to “Regulatory Capital Requirements,” above, for additional discussion.

Qualified Thrift Lender Test Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2014, and anticipates that it will maintain an appropriate level of mortgage-related investments (which must be at least 65% of portfolio assets as defined in the regulations) and will otherwise continue to meet the QTL test requirements.

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

As a member of the FHLB of Chicago, the Bank must meet certain eligibility requirements and must purchase and maintain common stock in the FHLB of Chicago in an amount equal to the greater of (i) 1% of its mortgage-related assets at the most recent calendar year end, (ii) 5% of its outstanding advances from the FHLB of Chicago, or (iii) $10,000. At December 31, 2014, the Bank owned $14.2 million in FHLB of Chicago common stock, which was in compliance with the minimum common stock ownership guidelines established by the FHLB of Chicago. For additional discussion related to the Bank’s investment in the common stock of the FHLB of Chicago, refer to “Item 1A. Risk Factors” and “Financial Condition—Other Assets” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The FDIC sets deposit insurance premiums based upon the risks a particular bank or savings association poses to its deposit insurance fund. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categorizations based on the institution’s financial information; institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the capital ratios discussed above. The FDIC also assigns an institution to one of three supervisory sub-categorizations within each capital group. This assignment is based on a supervisory evaluation provided by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund.

An institution’s assessment rate depends on the capital categorizations and supervisory sub-categorizations to which it is assigned. Under the risk-based assessment system, there are four assessment risk categories to which different assessment rates are applied. The assessment rates range from 2.5 to 45 basis points, depending on the institution’s capital category and supervisory sub-category. The assessment base used by the FDIC in determining deposit insurance premiums consists of an insured institution’s average consolidated total assets minus average tangible equity and certain other adjustments. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consumer Financial Protection Bureau The CFPB, which was created by the Dodd-Frank Act, has broad rule-making and enforcement authority related to a wide range of consumer protection laws that apply to all banks and savings institutions, such as the Bank. Accordingly, the activities of the CFPB could have a significant impact on the financial condition and/or operations of the Company Management does not believe the activities of the CFPB have had a significant impact on the Bank to date. Although CFPB regulations apply to the Bank, institutions with $10 billion or less in assets (such as the Bank) are examined for compliance with CFPB directives by their applicable bank regulators rather than the CFPB itself.

Transactions With Affiliates Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. An affiliate is any company or entity that controls, is controlled by or is under common control with it. Sections 23A and 23B limit the extent to which an institution or a subsidiary may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings association’s capital stock and surplus, and limit all such transactions with all affiliates to 20% of such stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, derivatives transactions, securities borrowing, and lending transactions to the extent that they result in credit exposure to an affiliate. Further, most loans by a savings association to any of its affiliates must be secured by specified collateral amounts. All such transactions must be on terms that are consistent with safe and sound banking practices and must be on terms that are at least as favorable to the savings association as those that would be provided to a non-affiliate. At December 31, 2014, the Company and Bank did not have any covered transactions.

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

Other Mortgage Lending Regulations In 2013 the CFPB issued a regulation commonly known as the “qualified mortgage” rule, which generally requires mortgage lenders such as the Bank to make a reasonable, good faith determination of a borrower’s ability to repay loans secured by single family residential properties (excluding home equity lines of credit and certain other types of loans) in order to obtain certain protections from liability under the rule for such qualified mortgages. These new rules were effective on January 10, 2014. This new rule has not had a significant impact on the Bank’s single family mortgage lending or sales operations.

In January 2015 federal regulators issued a regulation relating to risk retention requirements on sales of single family residential mortgage loans. The risk retention requirements generally require institutions such as the Bank to retain no less than 5% of the credit risk in loans it sells into a securitization and prohibits such institutions from directly or indirectly hedging or otherwise transferring the credit risk that the institution is required to retain, subject to limited exceptions. One significant exception is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are defined the same as the “qualified mortgage” rule issued by the CFPB, as discussed in the previous paragraph. The new risk retention requirements apply to securitizations of residential loans that are issued after December 24, 2015. Management does not expect this new requirement to have an impact on the Bank’s single family mortgage lending or sales operations.

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

Loans to Insiders A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a savings association to all insiders and related interests in the aggregate may not exceed the savings association’s unimpaired capital and surplus. With certain exceptions, the Bank’s loans to an executive officer (other than certain education loans and residential mortgage loans) may not exceed $100,000. Regulation O also requires that any proposed loan to an insider or a related interest be approved in advance by a majority of the Bank’s board of directors, without the vote of any interested director, if such loan, when aggregated with any existing loans to that insider and related interests, would exceed $500,000. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those for comparable transactions with other persons and must not present more than a normal risk of collectability. There is an exception for extensions of credit pursuant to a benefit or compensation plan of a savings association that is widely available to employees that does not give preference to officers, directors, and other insiders. As of December 31, 2014, total loans to insiders were $624,000 (including $509,000 which relates to residential mortgages that have been sold in the secondary market).

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

Regulatory Capital Requirements Prior to January 1, 2015, the Company was not required by the FRB to maintain minimum regulatory capital at the consolidated level. However, under the Dodd-Frank Act, the FRB imposed capital requirements on savings and loan holding companies beginning January 1, 2015. These capital requirements are substantially the same as those required for bank holding companies under Basel III, which also became effective on January 1, 2015 (although certain aspects of Basel III are phased in over the next four years). In particular, Basel III sets forth new minimum regulatory capital standards that affect which financial institutions or holding companies (including the Company) qualify as “adequately capitalized.” Basel III standards (and in particular a capital buffer requirement) may also affect the Company’s ability to make certain capital distributions, stock repurchases, and discretionary bonus payments. The minimum capital requirements applicable to banks, as described above, are separately applied to the Company on a consolidated basis. For more specific information on these requirements, and their potential impact, see “Regulation and Supervision of the Bank – Regulatory Capital Requirements,” above.

Management anticipates that the Company will be meet or exceed the requirements to be “well capitalized” for regulatory capital purposes at the consolidated level when it becomes subject to such capital requirements in 2015. In addition, management does not expect the new capital requirements to have a significant impact on the Company’s financial condition or results of operations.

Acquisition of Bank Mutual Corporation No person may acquire control of the Company without first obtaining the approval of such acquisition by the appropriate federal regulator. Currently, any person, including a company, or group acting in concert, seeking to acquire 10% or more of the outstanding shares of the Company (or otherwise gain the ability to control the Company) must, depending on the circumstances, obtain the approval of, and/or file a notice with the FRB.

Federal and State Taxation

Federal Taxation The Company and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting. The federal income tax returns for the Company and its subsidiaries have been examined or closed without examination by the Internal Revenue Service (“IRS”) for tax years prior to 2011.

State Taxation The Company and its subsidiaries are subject to combined reporting in the state of Wisconsin, which includes the Bank’s out-of-state investment subsidiaries since 2009. The state income tax returns for the Company and its subsidiaries have been examined and closed by the Wisconsin Department of Revenue for tax years prior to 2010.

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

The Company’s Actual Loan Losses May Exceed its Allowance for Loan Losses, Which Could Have a Material Adverse Effect on the Company’s Results of Operations

The Company has policies and procedures in place to manage its exposure to risk related to its lending operations. However, despite these practices, the Company’s loan customers may not repay their loans according to the terms of the loans and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. Economic weakness, including high unemployment rates and lower values for the collateral underlying loans, may affect borrowers’ ability or willingness to repay their loan obligations that could lead to increased loan losses or provisions. As a result, the Company may experience significant loan losses, including losses that may exceed the amounts established in the allowance for loan losses, which could have a material adverse effect on its operating results and capital.

Declines in Real Estate Values Could Adversely Affect Collateral Values and the Company’s Results of Operations

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

A Significant Portion of the Company’s Lending Activities Are Focused on Commercial Lending

The Company has identified multi-family, commercial real estate, commercial and industrial, and construction loans as areas for lending emphasis. In addition, the Company has employed the appropriate management, sales, and administrative personnel, as well as installed appropriate systems and procedures, to support this lending emphasis. However, these types of loans have historically carried greater risk of payment default than loans to retail borrowers. As the volume of commercial lending increases, credit risk increases. In the event of increased defaults from commercial borrowers, the Company’s provision for loan losses would further increase and loans may be written off and, therefore, earnings would be reduced. In addition, costs associated with the administration of problem loans increase and, therefore, earnings would be further reduced.

Further, as the portion of the Company's loans secured by the assets of commercial enterprises increases, the Company becomes increasingly exposed to environmental liabilities and related compliance burdens. Even though the Company is also subject to environmental requirements in connection with residential real estate lending, the possibility of liability increases in connection with commercial lending, particularly in industries that use hazardous materials and/or generate waste or pollution or that own property that was the subject of prior contamination. If the Company does not adequately assess potential environmental risks, the value of the collateral it holds may be less than it expects; further, regulations expose the Bank to potential liability for remediation and other environmental compliance.

Regulators Continue to be Strict, which may Affect the Company's Business and Results of Operations

In addition to the effect of new laws and regulations, the regulatory climate in the U.S., particularly for financial institutions, continues to be strict. As a consequence, regulatory activity affecting financial institutions relating to a wide variety of safety and soundness and compliance issues continues to be elevated. Such regulatory activity, if directed at the Company or the Bank, could have an adverse effect on the Company's or the Bank's costs of compliance and results of operations.

The Bank’s Ability to Pay Dividends to the Company Is Subject to Limitations that May Affect the Company’s Ability to Pay Dividends to its Shareholders and/or Repurchase Its Stock

The Company is a separate legal entity from the Bank and engages in no substantial activities other than its ownership of the common stock of the Bank. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The availability of dividends from the Bank to the Company is limited by various statutes and regulations, including those of the OCC and FRB. In addition, new requirements imposed by Basel III could limit the capital distributions of the Bank. As a result, it is possible, depending on the results of operations and the financial condition of the Bank and other factors, that the OCC and/or the FRB could restrict the payment by the Bank of dividends or other capital distributions or take other actions which could negatively affect the Bank's results and dividend capacity. The federal regulators continue to be stringent in their interpretation, application and enforcement of banks' capital requirements, which could affect the regulators’ willingness to allow Bank dividends to the Company. If the Bank is required to reduce its dividends to the Company, or is unable to pay dividends at all, or the FRB separately does not allow the Company to pay dividends, the Company may not be able to pay dividends to its shareholders at existing levels or at all and/or may not be able to repurchase its common stock.

Global Credit Market Volatility and Weak Economic Conditions May Significantly Affect the Company’s Liquidity, Financial Condition, and Results of Operations

Global financial markets continue to be unstable and unpredictable, and economic performance has been inconsistent in various countries. Developments relating to the federal budget, federal borrowing authority, and/or other political issues could also negatively impact these markets, as could global developments such as a foreign sovereign debt crisis. Volatility and/or instability in global financial markets could also affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. These factors could also affect the prices at which the Company could make any such sales, which could adversely affect its results of operations and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause the Company to use deposits or other funding sources for such projects.

In addition, the volatility of the markets and weakness of global economies could affect the strength of the Company’s customers or counterparties, their willingness to do business with, and/or their ability or willingness to fulfill their obligations to the Company, which could further affect the Company’s results of operations. Conditions such as high unemployment, weak corporate performance, and soft real estate markets, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing the Company’s mortgage loans, and borrowers’ ability or willingness to repay loan obligations, all of which could adversely impact the Company’s results of operations and financial condition.

Future Events May Result in a Valuation Allowance Against the Company’s Deferred Tax Asset Which May have a Significant Effect on the Company’s Results of Operations and Financial Condition

As of December 31, 2014, the Company’s net deferred tax asset was $25.6 million. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required to be recorded against the Company’s net deferred tax asset as of December 31, 2014. This determination required significant management judgment based on positive and negative considerations. Such considerations included recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. Future events or circumstances could result in conditions that differ significantly from management’s current assessment of these positive and negative considerations, particularly as such relate to the Company’s future earnings. Changes in these considerations could result in a significant valuation allowance being recorded against the Company’s net deferred tax asset, which could have a significant effect on the Company’s future results of operations and financial condition.

Recent and Future Legislation and Rulemaking May Significantly Affect the Company’s Results of Operations and Financial Condition

Instability, volatility, and failures in the credit and financial institutions markets in recent years have led regulators and legislators to consider and/or adopt proposals that will significantly affect financial institutions and their holding companies, including the Company. Legislation such as the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Dodd-Frank Act, were adopted. Although designed to address safety, soundness, and compliance issues in the banking system, there can be no assurance as to the ultimate impact of these actions on financial markets, which could have a material, adverse effect on the Company’s business, financial condition, results of operations, access to credit or the value of the Company’s securities. Further legislative and regulatory proposals to reform the U.S. financial system would also affect the Company and the Bank.

The Dodd-Frank Act created the CFPB, which has broad rulemaking and enforcement authority with respect to entities, including financial institutions, that offer to consumers covered financial products and services. The CFPB is required to adopt rules identifying practices or acts that are unfair, deceptive or abusive relating to any customer transaction for a consumer financial product or service, or the offering of a consumer financial product or service. Although management does not expect rules implemented to date to have a significant adverse impact on the Company, the full scope of the impact of the CFPB’s authority has not yet been determined as all related rules have not all yet been adopted. The Company cannot yet determine the costs and limitations related to these additional regulatory requirements; however, the costs of compliance and the effect on its business may have a material adverse effect on the Company's operations and results.

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

Financial institutions such as the Company continue to be under a high level of governmental, media, and other scrutiny, as to the conduct of their businesses, and potential issues and adverse developments (real and perceived) often receive widespread media attention. If there were to be significant adverse publicity about the Company, that publicity could affect its reputation in the marketplace. If the Company's reputation is diminished, it could affect its business and results of operations as well as the price of the Company's common stock.

The Company Is Subject to Security Risks and Failures and Operational Risks Relating to the Use of Technology that Could Damage Its Reputation and Business

The protection of customer data from potential breaches of the Company’s computer systems is an increasing concern, as is the potential for disruption of the Company’s internet banking services, through which it increasingly provides services, as well as other systems through which the Company provides services. The security of company and customer data and protection against disruptions of companies’ computer systems are increasing matters of industry, customer, and regulatory scrutiny given the significant potential consequences of failures in these matters and the potential negative publicity surrounding instances of cybersecurity breaches. In addition, these risks can be difficult to predict or defend against, as the persons committing such attacks often employ novel methods of accessing or disrupting the computer systems of their targets.

Security breaches in the Company’s internet, telephonic, or other electronic banking activities could expose it to possible liability and damage its reputation. Any compromise of the Company’s security also could deter customers from using its internet or other banking services that involve the transmission and/or retention of confidential information. The Company relies on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect the Company’s systems from compromises or breaches of its security measures, which could result in damage to the Company’s reputation and business and affect its results of operations.

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

The Company Depends on Certain Key Personnel and the Company’s Business Could Be Harmed by the Loss of Their Services or the Inability to Attract Other Qualified Personnel

The Company’s success depends in large part on the continued service and availability of its management team, and on its ability to attract, retain and motivate qualified personnel, particularly customer relationship managers. The competition for these individuals can be significant, and the loss of key personnel could harm the Company’s business. The Company cannot provide assurances that it will be able to retain existing key personnel or attract additional qualified personnel.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company and its subsidiaries currently conduct their business through an executive office and 76 banking offices, which had an aggregate net book value of $48.5 million as of December 31, 2014, excluding furniture, fixtures, and equipment. As of December 31, 2014, the Company owned the building and land for 69 of its property locations and leased the space for eight.

On February 9, 2015, the Company announced that it was closing seven retail branch offices in connection with an efficiency and expense reduction effort. The real property at these locations had an aggregate net book value of $1.2 million as of December 31, 2014. Furniture, fixtures, and equipment had an aggregate net book value of $108,000. Management anticipates that these closures will be completed in the second quarter of 2015. The Company owns the building and land for six of these locations and leases the space for one. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The Company also owns 15 acres of developed land in a suburb of Milwaukee, Wisconsin, through its MC Development subsidiary, as well as approximately 300 acres of undeveloped land in another community located near Milwaukee through MC Development’s 50% ownership in Arrowood Development LLC. The net book value of these parcels of land was $6.2 million at December 31, 2014.

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

As of February 27, 2015, there were 46,666,089 shares of common stock outstanding and approximately 8,700 shareholders of record.

The Company paid a total cash dividend of $0.15 per share in 2014. A cash dividend of $0.04 per share was paid on February 27, 2015, to shareholders of record on February 13, 2015. For additional discussion relating to the Company’s dividends, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results, financial condition, and other considerations. Interest on deposits will be paid prior to payment of dividends on the Company’s common stock. Refer also to “Item 1. Business—Regulation and Supervision” for information relating to regulatory limitations on the Company’s payment of dividends to shareholders, as well as the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company.

The high and low trading prices of the Company’s common stock from January 1, 2013, through December 31, 2014, by quarter, and the dividends paid in each quarter, were as follows:

	2014 Stock Prices		2013 Stock Prices		Cash Dividends Paid
	High	Low	High	Low	2014	2013
1st Quarter	$7.34	$6.21	$5.88	$4.43	$0.03	$0.02
2nd Quarter	6.46	5.80	5.90	5.04	0.04	0.02
3rd Quarter	6.62	5.93	6.73	5.65	0.04	0.03
4th Quarter	6.99	6.17	7.17	6.04	0.04	0.03
				Total	$0.15	$0.10

From January 1, 2015, to February 27, 2015, the trading price of the Company's common stock ranged between $6.37 to $7.22 per share, and closed this period at $7.17 per share.

The Company did not repurchase any of its common stock during 2014. However, the Company’s board of directors authorized a stock repurchase program on February 2, 2015. For additional information relating to this stock repurchase program, refer to “Financial Condition—Shareholders’ Equity,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional discussion relating to the Company’s ability to repurchase of its common stock, refer to “Item 1. Business—Shareholders’ Equity” and “Item 1. Business—Regulation and Supervision.”

Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index (“NASDAQ Composite Index”) and the NASDAQ Stock Market Bank Index. The graph assumes that $100 was invested on December 31, 2009, in Company common stock and each of those indices.

		Period Ending December 31
Index	2009	2010	2011	2012	2013	2014
Bank Mutual Corporation	100.00	71.32	48.20	66.00	109.36	109.55
NASDAQ Composite Index	100.00	118.02	117.04	137.47	192.62	221.02
NASDAQ Bank Index	100.00	111.35	83.04	111.88	152.85	170.93

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

	At December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands, except number of shares and per share amounts)
Selected financial condition data:
Total assets	$2,328,446	$2,347,349	$2,418,264	$2,498,484	$2,591,818
Loans receivable, net	1,631,303	1,508,996	1,402,246	1,319,636	1,323,569
Loans held-for-sale	3,837	1,798	10,739	19,192	37,819
Investment securities available-for-sale	–	–	–	–	228,023
Mortgage-related securities available-for-sale	321,883	446,596	550,185	781,770	435,234
Mortgage-related securities held-to-maturity	132,525	155,505	157,558	–	–
Foreclosed properties and repossessed assets	4,668	6,736	13,961	24,724	19,293
Goodwill	–	–	–	–	52,570
Mortgage servicing rights, net	7,867	8,737	6,821	7,401	7,769
Deposit liabilities	1,718,756	1,762,682	1,867,899	2,021,663	2,078,310
Borrowings	256,469	244,900	210,786	153,091	149,934
Shareholders' equity	280,717	281,037	271,853	265,771	312,953
Tangible shareholders' equity	280,717	281,037	271,853	265,771	260,383
Number of shares outstanding, net of treasury stock	46,568,284	46,438,284	46,326,484	46,228,984	45,769,443
Book value per share	$6.03	$6.05	$5.87	$5.75	$6.84
Tangible shareholders’ equity per share	6.03	6.05	5.87	5.75	5.69

	For the Year Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Selected operating data:
Total interest income	$79,265	$79,456	$83,022	$89,345	$112,569
Total interest expense	9,416	13,112	21,641	26,756	66,276
Net interest income	69,849	66,344	61,381	62,589	46,293
Provision for loan losses	233	4,506	4,545	6,710	49,619
Total non-interest income	22,349	26,116	29,259	23,158	40,603
Total non-interest expense (1)	68,461	71,504	76,057	124,900	159,825
Income (loss) before income taxes	23,504	16,450	10,038	(45,863)	(122,548)
Income tax expense (benefit)	8,850	5,702	3,336	1,752	(49,909)
Net income (loss) before non-controlling interest	14,654	10,748	6,702	(47,615)	(72,639)
Net loss (income) attributable to non-controlling interest	11	48	52	50	(1)
Net income (loss)	$14,665	$10,796	$6,754	$(47,565)	$(72,640)
Earnings (loss) per share-basic	$0.32	$0.23	$0.15	$(1.03)	$(1.59)
Earnings (loss) per share-diluted	0.31	0.23	0.15	(1.03)	(1.59)
Cash dividends paid per share	0.15	0.10	0.05	0.06	0.20

(1)	Total non-interest expense in 2011 includes a goodwill impairment of $52.6 million and in 2010 includes $89.3 million in loss on early repayment of FHLB borrowings.

	At or For the Year Ended December 31
	2014	2013	2012	2011	2010
Selected financial ratios:
Net interest margin (2)	3.32%	3.11%	2.67%	2.76%	1.47%
Net interest rate spread	3.24	3.02	2.57	2.64	1.26
Return on average assets	0.63	0.46	0.27	(1.87)	(2.12)
Return on average shareholders' equity	5.14	3.93	2.50	(16.37)	(18.47)
Efficiency ratio (3)	74.34	77.34	84.04	85.07	99.36
Non-interest expense as a percent of adjusted average assets (4)	2.94	3.03	3.03	2.84	2.06
Shareholders' equity to total assets	12.06	11.97	11.24	10.64	12.07
Tangible shareholders' equity to adjusted total assets (5)	12.06	11.97	11.24	10.64	10.25

Selected asset quality ratios:
Non-performing loans to loans receivable, net	0.74%	0.86%	1.84%	5.69%	9.29%
Non-performing assets to total assets	0.72	0.84	1.64	4.00	5.49
Allowance for loan losses to non-performing loans	185.68	181.62	83.64	37.17	39.03
Allowance for loan losses to total loans receivable, net	1.37	1.56	1.54	2.12	3.63
Charge-offs to average loans	0.10	0.18	0.78	1.96	1.26

(2)	Net interest margin is calculated by dividing net interest income by average earnings assets.
(3)	Efficiency ratio is calculated by dividing non-interest expense (excluding goodwill impairment and loss on early repayment of FHLB borrowings) by the sum of net interest income and non-interest income (excluding gains and losses on investments).
(4)	The ratio in 2011 excludes the impact of the goodwill impairment and in 2010 excludes the impact of the prepayment penalty on the early repayment of FHLB borrowings.
(5)	This ratio is calculated by dividing total shareholders’ equity less intangible assets (net of deferred taxes) divided by total assets less intangible assets (net). Intangible assets consist of goodwill and other intangible assets. Deferred taxes have been established only on other intangible assets and are immaterial in amount.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” as well as “Item 1. Business” and “Item 1A. Risk Factors.”

Results of Operations

Overview The Company’s net income for the years ended December 31, 2014, 2013, and 2012, was $14.7 million, $10.8 million, and $6.8 million, respectively. Diluted earnings per share during these periods were $0.31, $0.23, and $0.15, respectively. The Company’s net income during these periods represented a return on average assets (“ROA”) of 0.63%, 0.46%, and 0.27%, respectively, and a return on average equity (“ROE”) of 5.14%, 3.93%, and 2.50%, respectively.

The Company’s net income in 2014 was impacted by the following favorable developments compared to 2013:

•	a $3.5 million or 5.3% increase in net interest income;

•	a $4.3 million or 94.8% decrease in provision for loan losses;

•	a $2.6 million or 5.8% decrease in compensation-related expenses; and

•	a $1.3 million or 57.0% decrease in net losses and expenses on foreclosed real estate.

These favorable developments were partially offset by the following unfavorable developments in 2014 compared to 2013:

•	a $3.9 million or 56.5% decrease in net mortgage banking revenue;

•	a $906,000 or 7.6% increase in occupancy and equipment expense;

•	a $518,000 non-recurring charge related to state income taxes, net of federal benefit; and

•	a $2.6 million or 46.1% increase in income expense, excluding the non-recurring charge.

The Company’s net income in 2013 was impacted by the following favorable developments compared to 2012:

•	a $5.0 million or 8.1% increase in net interest income;

•	a $4.4 million or 65.9% decrease in net losses and expenses on foreclosed real estate; and

•	a $1.4 million or 43.7% decrease in federal deposit insurance premiums.

These favorable developments were partially offset by the following unfavorable developments in 2013 compared to 2012:

•	a $3.7 million or 35.1% decrease in net mortgage banking revenue;

•	a $1.6 million or 3.7% increase in compensation-related expenses; and

•	a $2.4 million or 70.9% increase in income tax expense.

The following paragraphs discuss these developments in greater detail, as well as other changes in the components of net income during the years ended December 31, 2014, 2013, and 2012.

Net Interest Income The Company’s net interest income increased by $3.5 million or 5.3% during the twelve months ended December 31, 2014, compared to 2013. This increase was primarily attributable to a 21 basis point increase in the Company’s net interest margin, from 3.11% in 2013 to 3.32% in 2014. This increase was due primarily to an improved earning asset mix and an improved funding mix in 2014 compared to 2013. Specifically, the Company’s average loans receivable increased by $109.3 million or 7.6% in 2014 compared to the prior year, and its average mortgage-related securities, investment securities, and overnight investments declined by $140.1 million or 20.0% in the aggregate in 2014 compared to 2013. Loans receivable generally have a higher yield than securities and overnight investments.

With respect to the Company’s funding mix, its average transaction deposits, which consist of checking, savings, and money market accounts, increased by $29.0 million or 3.1% in the aggregate in 2014 compared to 2013. In contrast, its average certificates of deposit declined by $148.5 million or 20.8% in 2014 compared to the prior year. Transaction deposits generally have a lower interest cost (or no interest cost) relative to certificates of deposit. Also contributing to the improvement in funding mix in 2014 was a $44.7 million or 21.6% increase in average borrowings from the FHLB of Chicago compared to 2013. This increase, which funded loan growth and net deposit outflows, had a marginal average interest cost in 2014 that was lower than the average cost of the Company’s certificates of deposit.

Also contributing to the improvement in net interest margin in 2014 was a 38 basis point decline in the average cost of the Company’s certificates of deposit compared to 2013. However, it should be noted that decline in the Company’s average cost of certificates of deposit slowed significantly during the last half of 2014. Also, in recent months the Company has increased the rates and lengthened maturity terms on certain of the certificates of deposit it offers customers. Accordingly, management believes that the average cost of the Company’s certificates of deposit is likely to increase in the near term and that such trend could continue for the foreseeable future.

Finally, net interest income was favorably impacted in 2014 by a $512,000 call premium the Company received on a $20.4 million mortgage-related security that was called by the issuer during the year. Excluding the impact of this premium, the Company’s net interest margin would have been two basis points lower in 2014.

The favorable impact of the aforementioned developments on net interest income in 2014 was partially offset by a $30.8 million or 1.4% decrease in average earning assets in 2014 compared to 2013. The Company’s earning assets have declined in recent years as it has used available cash flow to fund a net decrease in its deposit liabilities, particularly its certificates of deposit, as previously described. However, management anticipates that certificates of deposit will increase in 2015 (due in part to the change in pricing strategy described in above) and that such increase could be used to fund continued growth in the Company’s loan portfolio in 2015. As such, management anticipates that, unlike recent years, average earning assets will increase in 2015. However, there can be no assurances.

Management believes the Company’s net interest margin may begin to trend modestly lower in the near term due to the deposit pricing strategy mentioned above. In addition, management anticipates that the yield on earning assets will also trend lower due principally to a declining yield on the Company’s loan portfolio in the current rate environment. Although a decline in net interest margin would generally have a negative impact on the Company’s net interest income, management anticipates such impact will be more than offset by future growth in the Company’s earning assets, as described in the preceding paragraph.

Net interest income increased by $5.0 million or 8.1% during the year ended December 31, 2013, compared to 2012. This increase was primarily attributable to a 44 basis point improvement in the Company’s net interest margin, from 2.67% in 2012 to 3.11% in 2013. Similar to the improvement in 2014, this improvement was due in part to an improved earning asset mix and an improved deposit funding mix in 2013 compared to 2012. Also contributing was a 39 basis point decline in the average cost of the Company’s certificates of deposit, as well as the Company’s repayment of $100.0 million in high-cost borrowings from the FHLB of Chicago.

The favorable impact of the aforementioned developments on net interest income was partially offset by a $165.9 million or 7.2% decrease in average earning assets in 2013 compared to 2012. The Company’s earning assets declined in 2013 as it has used cash flows from its mortgage-related securities portfolio to fund a decline in its certificates of deposit.

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

	Year Ended December 31
	2014				2013				2012
			Interest	Avg.			Interest	Avg.			Interest	Avg.
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable, net (1)	$1,541,879		$66,261	4.30%	$1,432,606		$64,638	4.51%	$1,389,313		$65,478	4.71%
Mortgage-related securities	533,902		12,850	2.41	626,084		14,666	2.34	792,989		17,309	2.18
Investment securities (2)	13,633		139	1.02	12,168		54	0.44	25,443		73	0.29
Interest-earning deposits	13,339		15	0.11	62,742		98	0.16	91,801		162	0.18
Total interest-earning assets	2,102,753		79,265	3.77	2,133,600		79,456	3.72	2,299,546		83,022	3.61
Non-interest-earning assets	225,444				228,010				210,599
Total average assets	$2,328,197				$2,361,610				$2,510,145

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$222,930		55	0.02	$226,307		62	0.03	$217,255		63	0.03
Money market accounts	503,090		735	0.15	478,938		694	0.14	434,549		716	0.16
Interest-bearing demand accounts	228,578		30	0.01	220,381		32	0.01	219,038		51	0.02
Certificates of deposit	564,505		3,834	0.68	713,043		7,537	1.06	954,047		13,825	1.45
Total deposit liabilities	1,519,103		4,684	0.31	1,638,669		8,325	0.51	1,824,889		14,655	0.80
Advance payment by borrowers for taxes and insurance	20,949		1	0.00	21,881		2	0.01	21,141		2	0.01
Borrowings	252,128		4,731	1.88	207,404		4,785	2.31	227,573		6,984	3.07
Total interest-bearing liabilities	1,792,180		9,416	0.53	1,867,954		13,112	0.70	2,073,603		21,641	1.04
Non-interest-bearing liabilities:
Non-interest-bearing deposits	184,479				122,677				130,734
Other non-interest-bearing liabilities	66,067				96,215				35,208
Total non-interest-bearing liabilities	250,546				218,892				165,942
Total liabilities	2,042,726				2,086,846				2,239,545
Total equity	285,471				274,764				270,600
Total average liabilities and equity	$2,328,197				$2,361,610				$2,510,145
Net interest income and net interest rate spread			$69,849	3.24%			$66,344	3.02%			$61,381	2.57%
Net interest margin				3.32%				3.11%				2.67%
Average interest-earning assets to interest-bearing liabilities	1.17	x			1.14	x			1.11	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.
(2)	FHLB of Chicago stock is included in investment securities.

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

	Year Ended December 31, 2014, Compared to Year Ended December 31, 2013
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,718	$(3,095)	$1,623
Mortgage-related securities	(2,243)	427	(1,816)
Investment securities	7	78	85
Interest-earning deposits	(61)	(22)	(83)
Total interest-earning assets	2,421	(2,612)	(191)
Interest-bearing liabilities:
Savings deposits	16	(23)	(7)
Money market deposits	35	6	41
Interest-bearing demand deposits	1	(3)	(2)
Certificates of deposit	(1,368)	(2,305)	(3,673)
Advance payment by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	930	(984)	(54)
Total interest-bearing liabilities	(386)	(3,310)	(3,696)
Net change in net interest income	$2,807	$698	$3,505

	Year Ended December 31, 2013, Compared to Year Ended December 31, 2012
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,989	$(2,829)	$(840)
Mortgage-related securities	(3,843)	1,200	(2,643)
Investment securities	(48)	29	(19)
Interest-earning deposits	(48)	(16)	(64)
Total interest-earning assets	(1,950)	(1,616)	(3,566)
Interest-bearing liabilities:
Savings deposits	(1)	–	(1)
Money market deposits	67	(89)	(22)
Interest-bearing demand deposits	–	(19)	(19)
Certificates of deposit	(3,040)	(3,248)	(6,288)
Advance payment by borrowers for taxes and insurance	–	–	–
Borrowings	(579)	(1,620)	(2,199)
Total interest-bearing liabilities	(3,553)	(4,976)	(8,529)
Net change in net interest income	$1,603	$3,360	$4,963

Provision for Loan Losses The Company’s provision for loan losses was $233,000, $4.5 million, and $4.5 million during the years ended December 31, 2014, 2013, and 2012, respectively. The decline in the provision for loan loss in 2014 was due in part to an improvement in the general credit quality of the Company’s loan portfolio, as evidenced by a continued decrease in non-performing loans, as well as a decrease in the overall level of the Company’s classified loans, as described in “Financial Condition—Asset Quality,” below. These improvements resulted in a decline in the portion of the Company’s allowance for loan loss that is determined primarily by internal risk ratings and the level of loans within each rating. In addition, a continued decline in actual loan charge-off experience in 2014 had a favorable impact on the methodology the Company uses to compute general valuation allowances.

The Company’s provision in 2013 was due largely to increases in general loan loss allowances related to growth in its multi-family, commercial real estate, and commercial business loan portfolios, as well as an increase in classified loans during the period. In contrast, the provision in 2012 was influenced by $6.3 million in specific loan loss allowances on a number of multi-family, commercial real estate, and business loan relationships, as well as residential and other consumer loans. The losses on these loans were based on updated independent appraisals and/or internal management evaluations of the collateral that secures the loan, as well as management’s knowledge of current market conditions. These losses were partially offset by $1.8 million in loss recaptures related to certain non-performing loans that paid off in 2012, as well as recoveries related to previously charged-off loans.

General economic, employment, and real estate conditions continue to improve in the Company’s markets. If such trends continue in the near term, management anticipates that the Company’s provision for loan losses may be nominal in 2015 or could even be a net recovery, as in the fourth quarter of 2014 (refer to “Quarterly Financial Information,” below). However, there can be no assurances that these trends will continue or that classified loans, non-performing loans, and/or loan charge-off experience will continue to trend lower in future periods. Finally, there can be no assurances that the Company’s provision for loan losses will not vary considerably from period to period.

Non-Interest Income Total non-interest income for the years ended December 31, 2014, 2013, and 2012, was $22.3 million, $26.1 million, and $29.3 million, respectively. The following paragraphs discuss the principal components of non-interest income and primary reasons for their changes from 2013 to 2014, as well as 2012 to 2013.

Deposit-related fees and charges were $12.0 million, $12.2 million, and $12.0 million in 2014, 2013, and 2012, respectively. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account services charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. In previous years, the Company had reported ATM and debit card fees, merchant processing fees, and certain other items as a component of other income (for additional discussion refer to “Note 1. Summary of Significant Accounting Policies” in the Company’s Audited Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”). Management attributes the decrease in deposit-related fees and charges in 2014 to changes in deposit customer spending behavior in recent years which have resulted in lower revenue from overdraft charges and from check printing commissions. These developments were partially offset by increased revenue from a debit card reward program that the Company implemented in 2013, as well as increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors.

Brokerage and insurance commissions were $2.6 million, $3.1 million, and $3.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. This revenue item consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. The decrease in 2014 was primarily due to a decline in customer demand for tax-deferred annuities. This development was offset somewhat by an increase in commission revenue from the sale of mutual funds and other securities. The increase in 2013 was due to increased customer demand for tax-deferred annuities, as well as higher commission revenue from sales of mutual funds and other securities. As a result of personnel, system, and product offering improvements made by the Company in recent months, management anticipates that brokerage and insurance commissions may increase in 2015. However, there can be no assurances.

Mortgage banking revenue, net, was $3.0 million, $6.9 million, and $10.6 million in 2014, 2013, and 2012, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated (in previous years these components had been presented as separate line items in the Consolidated Statements of Income):

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Gross loan servicing fees	$2,796	$2,885	$2,826
MSR amortization	(1,772)	(2,809)	(3,904)
MSR valuation (loss) recovery	1	2,395	(1,528)
Loan servicing revenue, net	1,025	2,471	(2,606)
Gain on sales of loan activities, net	1,965	4,405	13,206
Mortgage banking revenue, net	$2,990	$6,876	$10,600

Loan servicing revenue, net, was $2.7 million, $2.9 million, and $2.8 million in 2014, 2013, and 2012, respectively. Gross loan servicing fees are highly correlated with loans serviced for third-party investors. As of December 31, 2014, 2013, and 2012, loans serviced for third-party investors were $1.09 billion, $1.15 billion, and $1.15 billion, respectively.

The change in the valuation allowance that the Company maintains against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. Higher market interest rates for residential loans beginning in 2013 and continuing through much of 2014 resulted in lower future prepayment expectations on the loans underlying the Company’s MSRs, which resulted in a recovery of substantially all of the related valuation allowance in 2013 and the remainder in 2014. Higher rates during these years also resulted in a decline in MSR amortization in both years, due to lower levels of actual loan prepayment activity. In contrast, lower market interest rates in 2012 resulted in higher future prepayment expectations and in increase in the valuation allowance, as well as higher MSR amortization in that year. As of December 31, 2014 and 2013, the Company’s MSRs had a net book value of $7.9 and $8.7 million, respectively.

As of December 31, 2014, the Company did not have a valuation allowance against its MSRs. The valuation of MSRs, as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. If market interest rates for one- to four-family loans decrease and/or actual or expected loan prepayment expectations increase in future periods, the Company could record significant charges to earnings related to increases in the valuation allowance on MSRs, as well as record increased levels of MSR amortization expense.

Net gains on loan sales activities were $2.0 million, $4.4 million, and $13.2 million during the years ended December 31, 2014, 2013, and 2012, respectively. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. During 2014, 2013, and 2012, sales of one- to four-family mortgage loans were $77.8 million, $252.3 million, and $454.6 million, respectively. Higher market interest rates for mortgage loans in 2013 and much of 2014, as well as lackluster sales of new and used homes in the Company’s market areas, generally resulted in declining originations and sales of fixed-rate, one- to four-family loans during those years. In recent months, however, a decline in market interest rates for mortgage loans, combined with management expectations for an improved housing market in 2015, could result in a modest increase in originations and sales of one- to four-family mortgage loans by the Company in 2015 compared to 2014. However, the origination and sale of residential loans is subject to variations in market interest rates and other factors and conditions outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not fluctuate considerably from period to period.

Income from BOLI was $2.8 million, $2.4 million, and $2.1 million during the years ended December 31, 2014, 2013, and 2012, respectively. The increases in 2014 and 2013 were primarily caused by higher payouts associated with excess death benefits, which can vary considerably from period to period. Excess death benefits were $948,000, $639,000, and zero in 2014, 2013, and 2012, respectively. Income from BOLI is also not subject to income taxes.

Gains on sales of investments in 2014 and 2012 were $102,000 and $543,000, respectively. The Company did not sell any securities in 2013. In 2014 the Company sold $17.6 million in mortgage-related securities that management felt no longer met its yield objectives for the portfolio. In 2012 the Company sold $20.4 million in mortgage-related securities to provide additional liquidity to fund the repayment of $100.0 million in borrowings from the FHLB of Chicago that matured in that year.

The Company’s operating results in 2012 included $400,000 in net OTTI charges. This loss consisted of the credit portion of the total OTTI loss related to the Company’s investment in certain private-label CMOs rated less than investment grade. Management attributes the net OTTI losses in that periods to low real estate values for residential properties on a nationwide basis. The Company did not record any OTTI losses in 2014 or 2013 and none of its private-label CMOs were deemed to be other-than-temporarily impaired as of the end of those years. However, the collection of the amounts due on private-label CMOs is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in additional losses being recorded through earnings in future periods. As of December 31, 2014, the Company’s total investment in private-label CMOs was $29.5 million, of which $22.8 million was rated less than investment grade. Refer to “Financial Condition—Available-for-Sale Securities,” below, for additional discussion.

Other non-interest income was $1.9 million, $1.5 million, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increase in 2014 was due primarily to increased fee revenue from interest rate swaps related to certain commercial lending relationships. In late 2013 the Company began to mitigate the interest rate risk associated with these types of lending relationships by executing interest rate swaps, the accounting for which resulted in the recognition of a certain amount of fee revenue at the time the swap contracts were executed. Management expects that this source of revenue will vary from period to period depending on borrower preference for the types of lending relationships that generate the need for the interest rate swaps.

Non-Interest Expense Total non-interest expense for the years ended December 31, 2014, 2013, and 2012 was $68.5 million, $71.5 million, and $76.1 million, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2013 to 2014, as well as 2012 to 2013.

Compensation and related expenses were $41.3 million, $43.9 million, and $42.3 million during the years ended December 31, 2014, 2013, and 2012, respectively. The decrease in 2014 was caused in part by lower costs associated with the Company’s defined benefit pension plan due to an increase in the discount rate used to determine the present value of the pension obligation. Also contributing was a change in the manner in which the Company accounts for how employees earn vacation and other paid time off benefits. This change, which is non-recurring, reduced full-year compensation expense in 2014 by $1.5 million compared to 2013. These favorable developments were partially offset by an increase in employer contributions to the Company’s defined contribution savings plan. This increase was intended to partially offset the effects of the changes that were made to the defined benefit pension plan in 2013. Also offsetting the favorable developments in 2014 was the impact of normal annual merit increases granted to most employees during the year, as well as an increase in costs related to certain non-qualified employee benefit plans. This latter development, which is also not expected to be recurring, increased compensation expense by $602,000 in 2014 compared to 2013.

The increase compensation and related expenses in 2013 compared to 2012 was due primarily to annual merit increases, as well as increases in certain payroll taxes and pension-related costs. These developments were partially offset by a decline in commissions due to lower originations of single-family loans, as well as a modest decline in employee healthcare costs due to a renegotiation of such costs with the insurance provider.

In 2015 management expects the cost of the Company’s defined benefit plan to increase by approximately $2.0 million compared to 2014. Although benefits under the plan were frozen for most plan participants in 2013, the annual cost of the plan continues to be impacted by changes in actuarial assumptions such as the expected lives of plan participants and the discount rate used to determine the present value of the pension obligation. Adverse changes in both of these assumptions are expected to increase the Company’s pension expense in 2015 by the amount previously noted. In addition, as of December 31, 2014, these changes had an adverse impact on the Company’s accumulated other comprehensive loss, which is a component of stockholders’ equity. Refer to “Financial Condition—Shareholders’ Equity,” below, for additional discussion.

As of December 31, 2014, the Company had 616 full-time associates and 99 part-time associates. This compared to 637 full-time and 85 part-time employees at December 31, 2013, and 639 full-time and 81 part-time associates at December 31, 2012.

Occupancy and equipment expense during the years ended December 31, 2014, 2013, and 2012 was $12.8 million, $11.9 million, and $11.4 million, respectively. The increases in 2014 and 2013 were principally caused by increases in data processing costs, certain repairs and maintenance on the Company’s facilities, and snow removal and utility costs due to increasingly harsh winter conditions.

Federal insurance premiums were $1.5 million, $1.9 million, and $3.3 million in 2014, 2013, and 2012, respectively. The decreases in 2014 and 2013 were caused by continued improvements in the Company’s financial condition and operating results that, under the FDIC’s risk-based premium assessment system, resulted in lower insurance assessment rates. Also contributing to the decreases were lower levels of average total assets in both periods. The FDIC uses average total assets as the assessment base for determining the insurance premium. (for additional information, refer to “Regulation and Supervision of the Bank—Deposit Insurance” in Item 1. Business—Regulation and Supervision,” above).

Advertising and marketing expenses were $1.8 million, $1.8 million, and $2.1 million in 2014, 2013, and 2012, respectively. The Company reduced its advertising and marketing expenses in 2013 and maintained it in 2014 in an effort to control the growth of its overall expenses. Management expects that advertising and marketing expenditures in 2015 will continue to be managed in a manner consistent with recent periods. However, such expenditures depend on future management decisions and there can be no assurances that such expenditures will remain at the current level in the future.

Net losses and expenses on foreclosed properties were $1.0 million, $2.3 million, and $6.7 million in 2014, 2013, and 2012, respectively. The Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to lower levels of foreclosed properties. Management expects this trend to continue in the near term, although there can be no assurances.

Other non-interest expense was $10.1 million, $9.8 million, and $10.2 million during the years ended December 31, 2014, 2013, and 2012, respectively. The increase in 2014 compared to 2013 was due primarily to the payment of a $242,000 prepayment penalty to the FHLB of Chicago. In 2014 the Company prepaid $20.0 million in fixed-rate term advances that had been drawn in 2012 to fund the purchase of the mortgage-related security that was called by the issuer in 2014, as previously noted. Management elected to prepay the advances concurrent with the call of the security. The decrease in other non-interest income in 2013 compared to 2012 was primarily caused by lower professional fees, due principally to reduced expenditures for loan workouts, as well as lower regulatory assessments related to the Company’s improved financial condition.

On February 9, 2015, the Company announced that it was closing seven retail branch offices in connection an efficiency and expense reduction effort. Management anticipates that this action will result in annual net cost savings of approximately $1.5 million and that the closures will be completed in the second quarter of 2015. The Company will continue to provide products and services to affected customers through its other nearby locations, as well as its internet, mobile banking, and telephone channels. Management also believes that it will retain the majority of deposits and loans currently serviced through these locations, which were $76.1 million and $$26.4 million, respectively, at December 31, 2014, although there can be no assurances. In connection with the closures, management intends to dispose of the related properties and equipment and expects that the Company will incur one-time costs less than $600,000, composed primarily of asset disposition costs, employment severance costs, data processing costs, and professional fees. These costs will be recorded in the quarter ending March 31, 2015. For additional discussion, refer to “Item 1. Business—Market Area.”

Income Tax Expense Income tax expense was $8.9 million, $5.7 million, and $3.3 million in 2014, 2013, and 2012, respectively. The most recent year includes a non-recurring charge of $518,000 (net of federal income tax benefit) that was related to a payment by the Company to the Wisconsin Department of Revenue to settle a tax matter that was previously disclosed. Excluding the impact of this non-recurring charge, the Company’s effective tax rate (“ETR”) in 2014, 2013, and 2012 was 35.4%, 34.7%, and 33.2%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue, such as earnings from BOLI and tax-exempt interest income. The ETR will generally be higher in periods in which non-taxable revenue comprises a smaller portion of pre-tax income or loss.

Financial Condition

Overview Total assets decreased by $18.9 million or 0.8% during the year ended December 31, 2014. During the year the Company’s mortgage-related securities declined by $147.7 million due primarily to the receipt of periodic principal repayments, as well as the sale or call of certain securities, as previously described. In addition, other borrowings, which consist of advances from the FHLB of Chicago, increased by $11.6 million during the period. Cash flows from these sources funded a $122.3 million increase in the Company’s loans receivable and a $43.9 million decrease in its deposit liabilities. The Company’s total shareholders’ equity decreased slightly from $281.0 million at December 31, 2013, to $280.7 million at December 31, 2014. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the twelve months ended December 31, 2014.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale decreased by $124.7 million or 27.9% during the year ended December 31, 2014. This decrease was principally caused by periodic repayments. Also contributing, however, was the sale of $17.6 million in securities, as previously described. The Company did not purchase any available-for-sale securities during 2014.

The following table presents the carrying value of the Company’s mortgage-related securities available-for-sale at the dates indicated (carrying value is equal to fair value for all securities and for all periods presented):

	December 31
	2014	2013	2012
	(Dollars in thousands)
Freddie Mac	$169,168	$228,873	$343,682
Fannie Mae	123,209	179,021	155,895
Ginnie Mae	29	33	42
Private-label CMOs	29,477	38,669	50,566
Total	$321,883	$446,596	$550,185

The following table presents the activity in the Company’s portfolio of mortgage-related securities available-for-sale for the periods indicated:

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Carrying value at beginning of period	$446,596	$550,185	$781,770
Purchases	–	88,094	51,374
Sales	(17,692)	–	(20,395)
Principal repayments	(104,430)	(186,674)	(260,953)
Premium amortization, net	(1,213)	(1,460)	(4,152)
Other-than-temporary impairment	–	–	(400)
Increase (decrease) in net unrealized gain or loss	(1,378)	(3,549)	2,941
Net decrease	(124,713)	(103,589)	(231,585)
Carrying value at end of period	$321,883	$446,596	$550,185

The table below presents information regarding the carrying values, weighted-average yields, and contractual maturities of the Company’s mortgage-related securities available-for-sale at December 31, 2014:

			More Than One Year		More Than Five
	One Year or Less		to Five Years		Years to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Securities by issuer and type:
Freddie Mac, Fannie Mae, and Ginnie Mae MBSs	$5	7.23%	$170	6.43%	$83,601	2.18%	$29	6.68%	$83,805	2.19%
Freddie Mac and Fannie Mae CMOs	–	–	2,590	1.56	72,069	2.67	133,942	2.49	208,601	2.54
Private-label CMOs	–	–	4,674	5.01	3,216	5.15	21,587	2.70	29,477	3.32
Total	$5	7.23%	$7,434	3.84%	$158,886	2.46%	$155,558	2.52%	$321,883	2.52%
Securities by coupon:
Adjustable-rate coupon	–	–	–	–	$434	1.60%	$20,643	2.56%	$21,077	2.54%
Fixed-rate coupon	$5	7.23%	$7,434	3.84%	158,452	2.47	134,915	2.52	300,806	2.52
Total	$5	7.23%	$7,434	3.84%	$158,886	2.46%	$155,558	2.52%	$321,883	2.52%

Changes in the fair value of mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss, net of related income tax effect, which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $5.7 million at December 31, 2014, compared to a net unrealized gain of $7.1 million at December 31, 2013.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. Securities rated less than investment grade are adversely classified as substandard in accordance with regulatory guidelines (refer to “Item 1. Business—Asset Quality”). As of December 31, 2014 and 2013, the carrying value of the Company’s investment in private-label CMOs was $29.5 million and $38.7 million, respectively. The net unrealized gain on the securities as of such dates was $479,000 and $580,000, respectively. As of December 31, 2014, $23.3 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $480,000 as of that date. As of December 31, 2013, $28.8 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized gain of $502,000.

In 2012 management determined that it was unlikely the Company would collect all amounts due according to the contractual terms on certain of its securities rated less than investment grade. Accordingly, the Company recorded $400,000 in net OTTI loss on such securities in those periods, respectively (for additional discussion refer to “Results of Operations—Non-Interest Income,” above). As of December 31, 2014 and 2013, management determined that none of the Company’s private-label CMOs had incurred additional OTTI as of those dates. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion refer to “Critical Accounting Policies—Other-Than-Temporary Impairment,” below, and “Item 1. Business—Investment Activities,” above.

Mortgage-Related Securities Held-to-Maturity The Company’s mortgage-related securities held-to-maturity consist of fixed-rate mortgage-backed securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. All of these securities had final maturities of five to ten years as of December 31, 2014. The weighted-average yield on these securities was 2.26% as of that date. The Company has classified these securities as held-to-maturity because it has the ability and intent to hold them until they mature.

The following table presents the activity in the Company’s portfolio of mortgage-related securities held-to-maturity for the periods indicated:

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Carrying value at beginning of period	$155,505	$157,558	–
Purchases	–	–	$158,915
Principal repayments	(21,977)	(1,354)	(902)
Premium amortization	(1,003)	(699)	(455)
Net increase (decrease)	(22,980)	(2,053)	157,558
Carrying value at end of period	$132,525	$155,505	$157,558

In 2014 a $20.4 million mortgage-related security held-for-investment was called by the issuer. The Company recorded a $512,000 call premium in connection with this call.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. The following table presents a summary of the activity in the Company’s loans held-for-sale for the periods indicated:

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Balance outstanding at beginning of period	$1,798	$10,739	$19,192
Origination of loans intended for sale (1)	79,714	243,669	446,358
Principal balance of loans sold	(77,776)	(252,348)	(454,584)
Change in net unrealized gains or losses (2)	101	(262)	(227)
Total loans held-for-sale	$3,837	$1,798	$10,739

(1) Does not include one- to four-family loans originated for the Company’s loan portfolio.

(2) Refer to “Note 1. Basis of Presentation” in the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The origination of one- to four-family mortgage loans intended for sale and the corresponding sales of such loans have declined significantly since 2012 in response to generally higher market interest rates since that time, which resulted in fewer borrowers refinancing higher-rate loans into lower rate loans in 2014 and 2013. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above.

Loans Receivable Loans receivable increased by $122.3 million or 8.1% during the year ended December 31, 2014. In 2014 commercial and industrial loans increased by $59.7 million or 35.8% due to increased originations and credit line utilization by borrowers. Also, multi-family real estate loans increased by $56.6 million or 21.3% as a result of sustained demand from borrowers in this market segment. In addition, one- to four-family permanent loans increased by $30.9 million or 6.9% despite a lower level of originations in 2014 compared to 2013. This was caused by higher market interest rates during much of the year (as previously noted), which significantly reduced the amount of prepayment activity in the Company’s one- to four-family loan portfolio. In contrast to these increases, the Company’s portfolio of commercial real estate loans declined by $13.0 million or 4.7% during the year ended December 31, 2014, due to lower borrower demand and aggressive competition for these types of loans in recent periods. The Company’s portfolios of home equity and consumer loans have also declined in recent periods for similar reasons. Finally, construction loans, net of the undisbursed portion, decreased by $2.8 million or 2.3% during the twelve months ended December 31, 2014. Construction loans consist principally of loans secured by multi-family, commercial, and residential properties, and to a much lesser degree, developed and undeveloped land.

In light of current economic conditions and recent trends, management currently expects growth in the Company’s total loans in 2015 to be similar to what it has been in recent years. However, growth in loans is subject to economic, market, and competitive factors outside of its control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	December 31
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$226,537	12.47%	$166,788	10.10%	$132,436	8.82%	$87,715	6.31%	$50,123	3.56%
Commercial real estate	263,512	14.50	276,547	16.75	263,775	17.57	226,195	16.27	248,253	17.68
Multi-family	322,413	17.74	265,841	16.10	264,013	17.58	247,040	17.77	247,210	17.60
Construction and development:
Commercial real estate	42,405	2.33	27,815	1.68	11,116	0.74	19,907	1.43	24,939	1.78
Multi-family	211,239	11.62	164,685	9.97	86,904	5.79	29,409	2.12	19,308	1.37
Land and land development	5,069	0.28	6,962	0.42	6,445	0.43	8,078	0.60	15,808	1.13
Total construction and development loans	258,713	14.24	199,462	12.08	104,465	6.96	57,394	4.15	60,055	4.28
Total commercial loans	1,071,175	58.94	908,638	55.03	764,689	50.93	618,344	44.50	605,641	43.12
Retail loans:
One- to four-family first mortgages:
Permanent	480,102	26.42	449,230	27.21	471,551	31.40	516,854	37.17	541,830	35.58
Construction	23,905	1.32	40,968	2.48	18,502	1.23	16,263	1.17	13,479	0.96
Total first mortgages	504,007	27.73	490,198	29.69	490,053	32.63	533,117	38.34	555,309	39.54
Home equity loans:
Fixed term home equity	139,046	7.65	148,688	9.01	141,898	9.45	126,798	9.12	128,170	9.13
Home equity lines of credit	80,692	4.44	79,470	4.81	81,898	5.45	86,540	6.23	87,383	6.22
Total home equity	219,738	12.09	228,158	13.82	223,796	14.90	213,338	15.35	215,553	15.35
Other consumer loans:
Student	9,692	0.53	11,177	0.68	12,915	0.86	15,711	1.13	17,695	1.26
Other	12,681	0.70	12,942	0.78	10,202	0.68	9,405	0.68	10,250	0.73
Total other consumer	22,373	1.23	24,119	1.46	23,117	1.54	25,116	1.81	27,945	1.99
Total retail loans	746,118	41.06	742,475	44.97	736,966	49.07	771,571	55.50	798,807	56.88
Gross loans receivable	1,817,293	100.00%	1,651,113	100.00%	1,501,655	100.00%	1,389,915	100.00%	1,404,448	100.00%
Undisbursed loan proceeds	(162,471)		(117,439)		(76,703)		(41,859)		(32,345)
Allowance for loan losses	(22,289)		(23,565)		(21,577)		(27,928)		(47,985)
Deferred fees and costs, net	(1,230)		(1,113)		(1,129)		(492)		(549)
Total loans receivable, net	$1,631,303		$1,508,996		$1,402,246		$1,319,636		$1,323,569

The following table presents a summary of the Company’s activity in loans receivable for the periods indicated.

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Balance outstanding at beginning of period	$1,508,996	$1,402,246	$1,319,636
Loan originations:
Commercial loans:
Commercial and industrial	73,630	52,701	110,941
Commercial real estate	37,444	80,157	70,200
Multi-family	101,260	50,323	66,724
Construction and development	154,940	164,028	88,389
Total commercial loans	367,274	347,209	336,254
Retail loans:
One- to four-family first mortgages (1)	75,402	84,822	110,512
Home equity	33,850	52,827	71,832
Other consumer	1,427	3,775	4,984
Total retail loans	110,679	141,424	187,328
Total loan originations	477,953	488,633	523,582
Principal payments and repayments:
Commercial loans	(204,737)	(199,507)	(183,540)
Retail loans	(104,782)	(134,225)	(215,248)
Total principal payments and repayments	(309,519)	(333,732)	(398,788)
Transfers to foreclosed properties, real estate owned, and repossessed assets	(2,254)	(5,443)	(13,054)
Net change in undisbursed loan proceeds, allowance for loan losses, and deferred fees and costs	(43,873)	(42,708)	(29,130)
Total loans receivable, net	$1,631,303	$1,508,996	$1,402,246

(1) Does not include one- to four-family loans originated for sale.

The following table presents the contractual maturity of the Company’s commercial and industrial loans and construction and development loans at December 31, 2014. The table does not include the effect of prepayments or scheduled principal amortization.

	Commercial and Industrial	Construction and Development	Total
	(Dollars in thousands)
Amounts due:
Within one year or less	$96,385	$38,550	$134,935
After one year through five years	121,458	214,133	335,591
After five years	8,694	29,935	38,629
Total due after one year	130,152	244,068	374,220
Total commercial and construction loans	$226,537	$282,618	$509,155

The following table presents, as of December 31, 2014, the dollar amount of the Company’s commercial and industrial loans and construction and development loans due after one year and whether these loans have fixed interest rates or adjustable interest rates.

	Due After One Year
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial and industrial	$54,357	$75,795	$130,152
Construction and development	27,475	216,593	244,068
Total loans due after one year	$81,832	$292,388	$374,220

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.9 million at December 31, 2014, compared to $8.7 million at December 31, 2013, net of valuation allowances of zero and $1,400, respectively. As of December 31, 2014 and 2013, the Company serviced $1.09 billion and $1.15 billion in loans for third-party investors, respectively. For additional information refer to “Results of Operations—Non-Interest Income” and “Item 1. Business—Lending Activities,” above.

Other Assets  Other assets consist of the following items on the dates indicated:

	December 31
	2014	2013
	(Dollars in thousands)
Accrued interest receivable:
Loans receivable	$4,748	$4,582
Mortgage-related securities	1,027	1,328
Total accrued interest receivable	5,775	5,910
Foreclosed properties and repossessed assets:
Commercial real estate	2,566	4,236
Land and land development	1,693	2,171
One- to four- family first mortgages	409	329
Total foreclosed and repossessed assets	4,668	6,736
Bank-owned life insurance	59,830	59,451
Premises and equipment	52,594	51,565
Deferred tax asset, net	25,595	27,387
Federal Home Loan Bank stock, at cost	14,209	12,245
Other assets	22,183	19,967
Total other assets	$184,854	$183,261

The Company’s foreclosed properties and repossessed assets were $4.7 million and $6.7 million at December 31, 2014 and 2013, respectively. Management expects foreclosed properties and repossessed assets to trend modestly lower in the near term. However, there can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met. The increase in BOLI in 2014 was a result of the increase in the accumulated cash value of the insurance policies during the period, partially offset by the impact of death benefit payments.

The Company and its subsidiaries conduct their business through an executive office and 76 banking offices, which had an aggregate net book value of $48.5 million as of December 31, 2014, excluding furniture, fixtures, and equipment. As of December 31, 2014, the Company owned the building and land for 69 of its office locations and leased the space for eight. However, refer to “Results of Operations—Non-Interest Expense,” above, for discussion related to the Company’s expected closure of certain banking office locations in 2015.

The Company’s net deferred tax asset decreased by $1.8 million or 6.5% during the year ended December 31, 2014. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of December 31, 2014. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trend in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

The FHLB of Chicago requires its members to own its common stock as a condition of membership, which is redeemable at par. As of December 31, 2014, the Company’s ownership of FHLB of Chicago common stock exceeded the amount required under the FHLB of Chicago’s minimum guidelines. For additional discussion refer to the section entitled “Federal Home Loan Bank System” in “Item 1. Business—Regulation and Supervision.”

Deposit Liabilities The Company’s deposit liabilities decreased by $43.9 million or 2.5% during the year ended December 31, 2014. Certificates of deposit declined by $109.8 million or 17.3% during the period while transaction deposits, consisting of checking, savings, and money market accounts, increased by $65.9 million or 5.8%. In recent months the Company has increased the rates and lengthened maturity terms on certain of the certificates of deposit it offers customers. Accordingly, management believes that the average cost of the Company’s certificates of deposit may increase modestly in the near term and that such trend could continue for the foreseeable future. Furthermore, management anticipates that certificates of deposit will increase in 2015 as a result of this strategy and that such increase will be used to fund continued growth in Company’s loan portfolio in 2015, although there can be no assurances.

The Company’s transaction deposits have increased in recent years largely in response to management’s efforts to increase sales of such products and related services to commercial businesses, as well as efforts to focus its retail sales efforts on such products and related services. Also contributing to this increase in transaction deposits, however, has been customer reaction to the low interest rate environment for deposit products. Management believes that this environment has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which would have an adverse impact on its net interest margin.

The following table presents the distribution of the Company’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted-average rate.

	December 31
	2014			2013			2012
		Percent	Weighted-		Percent	Weighted-		Percent	Weighted-
		of Total	Average		of Total	Average		of Total	Average
		Deposit	Nominal		Deposit	Nominal		Deposit	Nominal
	Amount	Liabilities	Rate	Amount	Liabilities	Rate	Amount	Liabilities	Rate
	(Dollars in thousands)
Non-interest-bearing demand	$187,852	10.93%	0.00%	$161,639	9.20%	0.00%	$143,684	7.69%	0.00%
Interest-bearing demand	253,595	14.76	0.01	245,923	13.95	0.01	236,380	12.65	0.01
Money market savings	532,705	30.99	0.14	501,020	28.40	0.14	458,762	24.56	0.19
Savings accounts	220,557	12.83	0.03	220,236	12.50	0.03	217,170	11.63	0.03
Total demand accounts	1,194,709	69.51	0.07	1,128,818	64.05	0.07	1,055,996	56.53	0.09
Certificates of deposit:
With original maturities of:
Three months or less	6,081	0.35	0.25	20,665	1.17	1.44	9,259	0.50	0.07
Over three to 12 months	177,748	10.34	0.44	121,350	6.88	0.17	184,194	9.86	0.20
Over 12 to 24 months	204,499	11.90	0.53	346,565	19.66	0.51	315,189	16.87	0.77
Over 24 to 36 months	84,507	4.92	0.58	80,370	4.56	1.88	148,503	7.95	1.94
Over 36 to 48 months	–	–	–	–	–	–	–	–	–
Over 48 to 60 months	51,212	2.98	1.37	64,914	3.68	2.08	154,758	8.29	3.48
Total certificates of deposit	524,047	30.49	0.58	633,864	35.95	0.81	811,903	43.47	1.36
Total deposit liabilities	$1,718,756	100.00%	0.23%	$1,762,682	100.00%	0.34%	$1,867,899	100.00%	0.64%

At December 31, 2014, the Company had certificates of deposit with balances of $100,000 and over maturing as follows:

Amount
(In thousands)
Maturing in:
Three months or less	$26,060
Over three months through six months	80,641
Over six months through 12 months	14,318
Over 12 months through 24 months	13,944
Over 24 months through 36 months	1,977
Over 36 months	5,201
Total certificates of deposit greater than $100,000	$142,141

The following table presents the Company’s activity in its deposit liabilities for the periods indicated:

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Total deposit liabilities at beginning of period	$1,762,682	$1,867,899	$2,021,663
Net withdrawals	(48,358)	(113,058)	(167,096)
Interest credited, net of penalties	4,432	7,841	13,332
Total deposit liabilities at end of period	$1,718,756	$1,762,682	$1,867,899

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $11.6 million or 4.7% during the twelve months ended December 31, 2014. This increase, which was used to fund loan growth and deposit outflows during the year, was partially offset by the Company’s prepayment of $20.0 million in fixed-rate term advances during the year. These advances had been drawn in 2012 to fund the purchase of the mortgage-related security that was called by the issuer in 2014, as previously noted. Management elected to prepay the advances concurrent with the call of the security. Refer to “Results of Operations—Non-Interest Expense,” above, for additional discussion.

The following table sets forth certain information regarding the Company’s borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance outstanding at end of year:
FHLB term advances	$213,669	$204,900	$210,786	$153,091	$149,934
Overnight borrowings from FHLB	42,800	40,000	–	–	–
Weighted-average interest rate at end of year:
FHLB term advances	2.01%	2.26%	2.34%	4.69%	4.79%
Overnight borrowings from FHLB	0.13%	0.13%	–	–	–
Maximum amount outstanding during the year:
FHLB term advances	$234,085	$210,786	$311,419	$199,493	$906,979
Overnight borrowings from FHLB	80,000	40,000	5,000	–	–
Average amount outstanding during the year:
FHLB term advances	$213,566	$206,828	$227,573	$156,521	$871,212
Overnight borrowings from FHLB	38,562	207	14	–	–
Weighted-average interest rate during the year:
FHLB term advances	2.19%	2.31%	3.07%	4.59%	4.32%
Overnight borrowings from FHLB	0.13%	0.13%	0.30%	–	–

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

Shareholders’ Equity The Company’s shareholders’ equity decreased slightly from $281.0 million at December 31, 2013, to $280.7 million at December 31, 2014. This decrease was due primarily to an $8.8 million increase in accumulated other comprehensive loss during the period, which was principally the result of an unrecognized loss related to the Company’s defined benefit pension obligation. This loss was caused by adverse changes in certain actuarial assumptions used to value the obligation (refer to “Results of Operations—Non-Interest Expense,” above, for additional information). Also contributing to the decrease in shareholders’ equity in 2014 was the payment of regular quarterly cash dividends. The impact of these developments on shareholders’ equity was almost entirely offset by net income during the period. The Company’s ratio of shareholders’ equity to total assets was 12.06% at December 31, 2014, compared to 11.97% at December 31, 2013. The increase in this ratio was due primarily to a decrease in the Company’s total assets, offset in part by the decrease in the shareholders’ equity during the year. The book value of the Company’s common stock was $6.03 per share at December 31, 2014, compared to $6.05 per share at December 31, 2013.

The Bank is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the OCC and the FDIC. The Bank is “well capitalized” for regulatory capital purposes. As of December 31, 2014, the Bank had a total risk-based capital ratio of 18.19% and a Tier 1 capital ratio of 11.44%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 6% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.” Beginning in 2015 the Bank will be subject to new regulatory capital standards as specified under Basel III. Management anticipates that all of the Bank’s Basel III regulatory capital ratios will exceed the minimums necessary for the Bank to be classified as a “well capitalized” institution under the new standards. For additional discussion refer to “Regulation and Supervision of the Bank” in “Item 1. Business—Regulation and Supervision.”

As of December 31, 2014, the Company was not required to maintain minimum regulatory capital at the consolidated level. However, this changes in 2015 and the Company is also required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the FRB. These capital regulations are substantially the same as those required for banks and bank holding companies under Basel III. Management anticipates that the Company will meet or exceed the requirements to be categorized as “well capitalized” for regulatory capital purposes at the consolidated level when it becomes subject to such capital requirements in 2015. For additional discussion refer to “Regulation and Supervision of the Company” in “Item 1. Business—Regulation and Supervision”.

On February 2, 2015, the Company’s board of directors declared a $0.04 per share dividend payable on February 27, 2015, to shareholders of record on February 13, 2015. On February 2, 2015, the Company’s board of directors also approved a plan to repurchase up to 2.3 million shares of its common stock. From February 2, 2015, to February 27, 2015, the Company repurchased 126,995 shares of its common stock at an average price of $7.04.

The payment of dividends and/or the repurchase of common stock by the Company is highly dependent on the ability of the Bank to pay dividends or otherwise distribute capital to the Company. Such payments are subject to requirements imposed by law or regulations and to the application and interpretation thereof by the OCC and FRB. The Company cannot provide any assurances that dividends will continue to be paid, the amount of any such dividends, or whether additional shares of common stock will be repurchased under its current stock repurchase plan. For further information regarding the factors which could affect the Company’s payment of dividends and/or the repurchase of its common stock, refer to “Item 1. Business—Regulation and Supervision,” as well as “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities,” above.

Asset Quality The following table presents information regarding non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed properties and repossessed assets as of the dates indicated.

	December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$201	$284	$693	$1,642	$2,779
Commercial real estate	4,309	4,401	6,994	23,997	41,244
Multi-family	1,402	1,783	6,824	22,905	31,660
Construction and development	803	728	865	9,108	26,559
Total commercial loans	6,715	7,196	15,376	57,652	102,242
Non-accrual retail loans:
One- to four-family first mortgages	4,148	4,556	8,264	15,128	18,888
Home equity	493	676	1,514	1,457	1,369
Other consumer	108	104	59	207	275
Total non-accrual retail loans	4,749	5,336	9,837	16,792	20,532
Total non-accrual loans	11,464	12,532	25,213	74,444	122,574
Accruing loans delinquent 90 days or more (1)	540	443	584	696	373
Total non-performing loans	12,004	12,975	25,797	75,140	122,947
Foreclosed real estate and repossessed assets	4,668	6,736	13,961	24,724	19,293
Total non-performing assets	$16,672	$19,711	$39,758	$99,864	$142,240

Non-performing loans to total loans	0.74%	0.86%	1.84%	5.69%	9.29%
Non-performing assets to total assets	0.72%	0.84%	1.64%	4.00%	5.49%
Interest income that would have been recognized if non-accrual loans had been current	$634	$1,265	$1,998	$4,535	$4,734

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.

The Company’s non-performing loans were $12.0 million or 0.74% of loans receivable as of December 31, 2014, compared to $13.0 million or 0.86% of loans receivable as of December 31, 2013. Non-performing assets, which includes non-performing loans, were $16.7 million or 0.72% of total assets and $19.7 million or 0.84% of total assets as of these same dates, respectively. Most of the declines in non-performing loans and non-performing assets in recent years have been caused by repayments of the related loans or disposition of the foreclosed properties. Contributing to a lesser degree were upgrades of loans to performing status due to improvements in the financial condition or performance of the borrowers and/or the underlying collateral, as permitted by the Company’s credit policies.

Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at December 31, 2014, management was closely monitoring $43.5 million in additional loans that were classified as “special mention” and $33.4 million in additional loans that were classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $52.7 million and $36.1 million, respectively, as of December 31, 2013. As of December 31, 2014, most of these additional loans that were classified as “special mention” or “substandard” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. The decrease in loans classified as “special mention” was due primarily to the downgrade of certain loans to “substandard” in 2014. Management does not believe any of these particular loans were impaired as of December 31, 2014, although there can be no assurances that the loans will not become impaired in future periods. The impact of these downgrades on total loans classified as “substandard” was more than offset by a number of other “substandard” loans that paid-off during the period or were upgraded due to the improved financial condition and operating results of the borrowers.

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

Loans considered to be impaired by the Company at December 31, 2014, were $12.0 million compared to $13.0 million at December 31, 2013, $25.8 million at December 31, 2012, $75.1 million at December 31, 2011, and $131.4 million at December 31, 2010. The average annual balance of loans impaired as of December 31, 2014, was $10.7 million and the interest received and recognized on these loans while they were impaired was $483,000.

The following table presents the activity in the Company’s allowance for loan losses at or for the periods indicated.

	At or For the Year Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$23,565	$21,577	$27,928	$47,985	$17,028
Provision for loan losses	233	4,506	4,545	6,710	49,619
Charge-offs:
Commercial and industrial	(59)	(199)	(136)	(551)	(2,140)
Commercial real estate	(561)	(514)	(4,894)	(15,286)	(11,621)
Multi-family	(241)	(536)	(857)	(5,035)	(140)
Construction and development	(34)	(148)	(2,693)	(2,737)	(3,515)
One- to four-family first mortgages	(871)	(1,205)	(3,182)	(3,047)	(528)
Home equity	(103)	(1,000)	(327)	(524)	(211)
Other consumer	(431)	(389)	(485)	(512)	(565)
Total charge-offs	(2,300)	(3,991)	(12,574)	(27,692)	(18,720)
Recoveries:
Commercial and industrial	64	5	26	18	–
Commercial real estate	169	666	956	40	1
Multi-family	15	102	568	248	–
Construction and development	142	109	1	550	–
One- to four-family first mortgages	344	492	86	49	20
Home equity	27	68	1	–	–
Other consumer	30	31	40	20	37
Total recoveries	791	1,473	1,678	925	58
Net charge-offs	(1,509)	(2,518)	(10,896)	(26,768)	(18,662)
Balance at end of period	$22,289	$23,565	$21,577	$27,928	$47,985

Net charge-offs to average loans	0.10%	0.18%	0.78%	1.96%	1.26%
Allowance for loan losses to total loans	1.37%	1.56%	1.54%	2.12%	3.63%
Allowance for loan losses to non-performing loans	185.68%	181.62%	83.64%	37.17%	39.03%

The changes in the Company’s allowance for loan losses in recent years has been consistent with overall changes in the Company’s level of non-performing loans, changes in loan charge-off activity, and industry trends. The changes are also consistent with changes in management’s assessment of overall economic conditions, unemployment, and real estate values during the periods. The Company’s ratio of allowance for loan losses as a percent of non-performing loans increased from 83.6% at December 31, 2012, to 181.6% at December 31, 2013, and further to 185.68% at December 31, 2014. The increase over this two year period was caused by a substantial decline in non-performing loans relative to the allowance for loan losses. This change is to be expected when non-performing loans (which are generally evaluated for impairment on an individual basis) decline in a period and, as a result, a larger portion of the allowance for loan losses relates to loans that are evaluated for impairment on a collective basis (refer to “Note 3. Loans Receivable” in “Item 8. Financial Statements and Supplementary Data”).

Although management believes the Company’s allowance for loan losses at December 31, 2014, was adequate, there can be no assurances that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations. For additional discussion, refer to “Item 1. Business—Asset Quality,” above, and “Critical Accounting Policies—Allowance for Loan Losses,” below.

The following table represents the Company’s allocation of its allowance for loan losses by loan category on the dates indicated:

	December 31
	2014		2013		2012		2010		2010
		Percent		Percent		Percent		Percent		Percent
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Loan category:
Commercial and industrial	$2,349	10.54%	$2,603	11.05%	$1,686	7.81%	$2,098	7.51%	$1,541	3.21%
Commercial real estate	6,880	30.86	6,377	27.06	7,354	34.08	9,467	33.90	21,885	45.61
Multi-family	6,078	27.27	5,931	25.17	5,195	24.08	7,442	26.65	9,265	19.31
Construction and development	2,801	12.57	4,160	17.65	2,617	12.13	4,506	16.13	10,141	21.13
One- to four-family first mortgages	3,004	13.48	3,220	13.66	3,267	15.14	3,201	11.46	3,726	7.76
Home equity and other consumer	1,177	5.28	1,274	5.41	1,458	6.76	1,214	4.35	1,427	2.97
Total allowance for loan losses	$22,289	100.00%	$23,565	100.00%	$21,577	100.00%	$27,928	100.00%	$47,985	100.00%

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

Income Taxes The assessment of the Company’s tax assets and liabilities involves the use of estimates, forecasts, assumptions, interpretations, and judgment concerning the Company’s estimated future results of operations, as well as certain accounting pronouncements and federal and state tax codes. Management evaluates the Company’s net deferred tax asset on an on-going basis to determine if a valuation allowance is required. This evaluation requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trends in earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions and results of operations.

The Company describes all of its significant accounting policies in “Note 1. Basis of Presentation” in “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. All amounts in the table exclude interest costs to be paid in the periods indicated, if applicable.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposit liabilities without a stated maturity	$1,194,709	–	–	–	$1,194,709
Certificates of deposit	383,814	$114,914	$25,319	–	524,047
Borrowed funds	61,250	81,215	56,600	$57,404	256,469
Operating leases	1,009	1,507	1,147	2,820	6,483
Purchase obligations	2,400	4,800	4,200	–	11,400
Deferred retirement plans and
deferred compensation plans	906	1,578	1,632	5,200	9,316

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

The following table details the amounts and expected maturities of significant off-balance sheet commitments to extend credit as of December 31, 2014.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$104,406	–	–	–	$104,406
Commercial loans	4,491	–	$118	–	4,609
Standby letters of credit	3,729	$45	–	–	3,774
Multi-family and commercial real estate	227,647	1,168	50	–	228,865
Residential real estate	20,889	–	–	–	20,889
Revolving home equity and credit card lines	165,600	–	–	–	165,600
Net commitments to sell residential loans	7,415	–	–	–	7,415

 Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$19,673	$19,798	$19,671	$20,123
Interest expense	2,526	2,396	2,291	2,203
Net interest income	17,147	17,402	17,380	17,920
Provision for loan losses	13	321	98	(199)
Total non-interest income	4,895	5,704	6,093	5,657
Total non-interest expense	16,759	17,220	16,684	17,798
Income before taxes	5,270	5,565	6,691	5,978
Income tax expense	2,438	1,988	2,284	2,140
Net loss (gain) attributable to non-controlling interest	12	1	2	(4)
Net income	$2,844	$3,578	$4,409	$3,834

Earnings per share-basic	$0.06	$0.08	$0.09	$0.08
Earnings per share-diluted	0.06	0.08	0.09	0.08
Cash dividend paid per share	0.03	0.04	0.04	0.04

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$20,175	$19,560	$19,758	$19,962
Interest expense	3,990	3,371	2,977	2,773
Net interest income	16,185	16,189	16,781	17,189
Provision for loan losses	891	1,730	707	1,178
Total non-interest income	7,432	7,067	6,143	5,475
Total non-interest expense	18,996	17,411	17,825	17,272
Income before taxes	3,730	4,115	4,392	4,214
Income tax expense	1,199	1,478	1,497	1,529
Net loss attributable to non-controlling interest	14	12	13	9
Net income	$2,545	$2,649	$2,908	$2,694

Earnings per share-basic	$0.05	$0.06	$0.06	$0.06
Earnings per share-diluted	0.05	0.06	0.06	0.06
Cash dividend paid per share	0.02	0.02	0.03	0.03

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

To achieve the objectives of managing interest rate risk, the Company’s executive management meets periodically to discuss and monitor the market interest rate environment and provides reports to the board of directors. Management seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, the Company’s earnings will remain within an acceptable range. The primary objectives of the Company’s interest rate management strategy are to:

•	maintain earnings and capital within self-imposed parameters over a range of possible interest rate environments;

•	coordinate interest rate risk policies and procedures with other elements of the Company’s business plan, all within the context of the current business environment and regulatory capital and liquidity requirements; and

•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by the board of directors.

The Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including:

•	emphasizing the origination of adjustable-rate mortgage loans and mortgage loans that mature or reprice within five years for portfolio, and selling most fixed-rate residential mortgage loans with maturities of 15 years or more in the secondary market;

•	entering into interest rate swap arrangements to mitigate the interest rate exposure associated with specific commercial loan relationships at the time such loans are originated;

•	emphasizing variable-rate and/or short- to medium-term, fixed-rate home equity and commercial and industrial loans;

•	maintaining a significant level of mortgage-related and other investment securities available-for-sale that have weighted-average life of less than five years or interest rates that reprice in less than five years; and

•	managing deposits and borrowings to provide stable funding.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon final maturity.

	December 31, 2014
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$30,939	$72,440	$154,161	$98,872	$13,489	$369,901
Adjustable	367,690	63,524	96,330	33,343	–	560,887
Retail loans:
Fixed	17,616	36,791	75,271	49,531	97,616	276,825
Adjustable	112,502	147,066	83,657	43,989	53,460	440,674
Interest-earning deposits	11,445	–	–	–	–	11,445
Mortgage-related securities:
Fixed	30,849	75,513	127,748	115,766	77,767	427,643
Adjustable	21,038	–	–	–	–	21,038
Other interest-earning assets	14,209	–	–	–	–	14,209
Total interest-earning assets	606,288	395,334	537,167	341,501	242,332	2,122,622

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	187,905	187,905
Interest-bearing demand accounts	–	–	–	–	253,585	253,585
Savings accounts	–	–	–	–	220,557	220,557
Money market accounts	532,662	–	–	–	–	532,662
Certificates of deposit	128,574	263,107	107,044	25,323	–	524,048
Advance payments by borrowers for taxes and insurance	–	4,742	–	–	–	4,742
Borrowings	45,619	16,924	83,900	57,567	52,459	256,469
Total non-interest- and interest- bearing liabilities	706,855	284,773	190,944	82,890	714,506	1,979,968
Interest rate sensitivity gap	$(100,567)	$110,561	$346,223	$258,611	$(472,174)	$142,654
Cumulative interest rate sensitivity gap	$(100,567)	$9,994	$356,217	$614,828	$142,654
Cumulative interest rate sensitivity gap as a percent of total assets	-4.32%	0.43%	15.30%	26.41%	6.13%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	85.77%	101.01%	130.12%	148.59%	107.20%

Based on the above gap analysis, at December 31, 2014, the Company’s interest-bearing liabilities maturing or repricing within one year approximates its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year increases or decreases in market interest rates could have a neutral impact on the Company’s net interest income. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”

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

The following table presents the estimated PVE over a range of interest rate change scenarios at December 31, 2014. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as Percent of
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$304,608	$(108,066)	(26.2)%	13.99%	(20.1)%
+300	329,876	(82,798)	(20.1)	14.86	(15.2)
+200	357,500	(55,174)	(13.4)	15.79	(9.8)
+100	384,510	(28,164)	(6.8)	16.66	(4.9)
0	412,674	–	–	17.52	–
-100	418,584	4,910	1.2	17.31	(1.2)

Based on the above analysis, the Company’s PVE could be adversely affected by an increase in interest rates. The decline in the PVE as a result of an increase in rates is attributable to the combined effects of a decline in the present value of the Company’s earning assets (which is further impacted by an extension in duration in rising rate environments due to slower prepayments on loan and mortgage-related securities), partially offset by a decline in the present value of deposit liabilities and FHLB of Chicago advances. Alternatively, it should be noted that the Company’s PVE could be favorably impacted by a decrease in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”

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
Milwaukee, Wisconsin

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, total comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bank Mutual Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 6, 2015

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31
	2014	2013
	(Dollars in thousands)
Assets

Cash and due from banks	$34,727	$23,747
Interest-earning deposits in banks	11,450	18,709
Cash and cash equivalents	46,177	42,456
Mortgage-related securities available-for-sale, at fair value	321,883	446,596
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $134,117 in 2014 and $153,223 in 2013)	132,525	155,505
Loans held-for-sale	3,837	1,798
Loans receivable (net of allowance for loan losses of $22,289 in 2014 and $23,565 in 2013)	1,631,303	1,508,996
Mortgage servicing rights, net	7,867	8,737
Other assets	184,854	183,261

Total assets	$2,328,446	$2,347,349

Liabilities and equity

Liabilities:
Deposit liabilities	$1,718,756	$1,762,682
Borrowings	256,469	244,900
Advance payments by borrowers for taxes and insurance	4,742	3,431
Other liabilities	63,988	52,414
Total liabilities	2,043,955	2,063,427
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2014 and 2013 Issued and outstanding–none in 2014 and 2013	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2014 and 2013 Issued–78,783,849 shares in 2014 and 2013
Outstanding–46,568,284 shares in 2014 and 46,438,284 in 2013	788	788
Additional paid-in capital	488,467	489,238
Retained earnings	159,065	151,384
Accumulated other comprehensive loss	(11,136)	(2,319)
Treasury stock–32,215,565 shares in 2014 and 32,345,565 in 2013	(356,467)	(358,054)
Total shareholders' equity	280,717	281,037
Non-controlling interest in real estate partnership	3,774	2,885
Total equity including non-controlling interest	284,491	283,922

Total liabilities and equity	$2,328,446	$2,347,349

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$66,261	$64,638	$65,478
Mortgage-related securities	12,850	14,666	17,309
Investment securities	139	54	73
Interest-earning deposits	15	98	162
Total interest income	79,265	79,456	83,022
Interest expense:
Deposit liabilities	4,684	8,325	14,655
Borrowings	4,731	4,785	6,984
Advance payments by borrowers for taxes and insurance	1	2	2
Total interest expense	9,416	13,112	21,641
Net interest income	69,849	66,344	61,381
Provision for loan losses	233	4,506	4,545
Net interest income after provision for loan losses	69,616	61,838	56,836
Non-interest income:
Deposit-related fees and charges	11,985	12,196	12,037
Brokerage and insurance commissions	2,574	3,116	3,009
Mortgage banking revenue, net	2,990	6,876	10,600
Income from bank-owned life insurance (“BOLI”)	2,790	2,387	2,118
Gain on sales of investments	102	–	543
Other-than-temporary impairment (“OTTI”) losses:
Total OTTI losses	–	–	(889)
Non-credit portion of OTTI losses	–	–	489
Net OTTI losses	–	–	(400)
Other non-interest income	1,908	1,541	1,352
Total non-interest income	22,349	26,116	29,259
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	41,299	43,854	42,304
Occupancy and equipment	12,787	11,881	11,363
Federal insurance premiums	1,489	1,863	3,308
Advertising and marketing	1,801	1,826	2,139
Losses and expenses on foreclosed real estate, net	986	2,292	6,725
Other non-interest expense	10,099	9,788	10,218
Total non-interest expense	68,461	71,504	76,057
Income before income taxes	23,504	16,450	10,038
Income tax expense	8,850	5,702	3,336
Net income before non-controlling interest	14,654	10,748	6,702
Net loss attributable to non-controlling interests	11	48	52
Net income	$14,665	$10,796	$6,754

Per share data:
Earnings per share–basic	$0.32	$0.23	$0.15
Earnings per share–diluted	0.31	0.23	0.15
Cash dividends per share paid	0.15	0.10	0.05

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Total Comprehensive Income

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)

Net income before non-controlling interest	$14,654	$10,748	$6,702
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses):
Non-credit portion of OTTI on securities available-for sale, net of deferred income taxes of $(196)	–	–	(293)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(512) in 2014, $(1,424) in 2013, and $1,593 in 2012	(764)	(2,125)	2,378
Reclassification adjustment for gain on securities included in income, net of income taxes of $(41) in 2014 and $(218) in 2012	(61)	–	(325)
	(825)	(2,125)	1,760
Defined benefit pension plans:
Unrecognized gain (loss) and net prior service costs, net of deferred income taxes of $(5,328) in 2014, $2,058 in 2013, and $(732) in 2012	(7,992)	3,086	(1,098)
Curtailment gain on plan amendment, net of deferred income taxes of $958	–	1,437	–
	(7,992)	4,523	(1,098)
Total other comprehensive income (loss), net of income taxes	(8,817)	2,398	662
Total comprehensive income before non-controlling interest	5,837	13,146	7,364
Comprehensive loss attributable to non-controlling interest	11	48	52

Total comprehensive income	$5,848	$13,194	$7,416

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interest in Real Estate Partnership	Total
	(Dollars in thousands; except per share data)

Balance at December 31, 2011	$788	$490,159	$140,793	$(5,379)	$(360,590)	$2,925	$268,696
Net income	–	–	6,754	–	–	–	6,754
Net loss attributable to non-controlling interest	–	–	–	–	–	(52)	(52)
Other comprehensive income	–	–	–	662	–	–	662
Equity contribution by non-controlling interest	–	–	–	–	–	60	60
Issuance of management recognition plan shares	–	(1,181)	–	–	1,181	–	–
Share based payments	–	982	–	–	–	–	982
Cash dividends ($0.05 per share)	–	–	(2,316)	–	–	–	(2,316)
Balance at December 31, 2012	$788	$489,960	$145,231	$(4,717)	$(359,409)	$2,933	$274,786
Net income	–	–	10,796	–	–	–	10,796
Net loss attributable to non-controlling interest	–	–	–	–	–	(48)	(48)
Other comprehensive income	–	–	–	2,398	–	–	2,398
Issuance of management recognition plan shares	–	(1,134)	–	–	1,134	–	–
Exercise of stock options	–	(134)	–	–	221	–	87
Share based payments	–	546	–	–	–	–	546
Cash dividends ($0.10 per share)	–	–	(4,643)	–	–	–	(4,643)
Balance at December 31, 2013	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922
Net income	–	–	$14,665	–	–	–	$14,665
Net loss attributable to non-controlling interest	–	–	–	–	–	(11)	(11)
Other comprehensive loss	–	–	–	(8,817)	–	–	(8,817)
Equity contribution by non-controlling interest	–	–	–	–	–	900	900
Issuance of management recognition plan shares	–	(1,538)	–	–	1,538	–	–
Exercise of stock options	–	(29)	–	–	49	–	20
Share based payments	–	796	–	–	–	–	796
Cash dividends ($0.15 per share)	–	–	(6,984)	–	–	–	(6,984)
Balance at December 31, 2014	$788	$488,467	$159,065	$(11,136)	$(356,467)	$3,774	$284,491

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Operating activities:
Net income	$14,665	$10,796	$6,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	233	4,506	4,545
Loss on foreclosed real estate, net	763	1,882	5,525
Provision for depreciation	2,917	2,668	2,569
Net OTTI losses	–	–	400
Amortization of mortgage servicing rights	1,772	2,809	3,904
Increase (decrease) in valuation on MSRs	(1)	(2,395)	1,528
Net premium amortization on securities	2,216	2,159	4,608
Loans originated for sale	(79,714)	(243,669)	(446,358)
Proceeds from loan sales	78,739	254,685	463,165
Gain on loan sales activities, net	(1,965)	(4,405)	(13,206)
Gain on sales of investments	(102)	–	(543)
Deferred income tax expense	7,550	5,207	3,286
Other, net	(3,094)	4,410	7,850
Net cash provided by operating activities	23,979	38,653	44,027
Investing activities:
Proceeds from sale of investment securities available-for-sale	17,794	–	20,938
Purchases of mortgage-related securities available-for-sale	–	(88,094)	(51,374)
Principal payments on mortgage-related securities available-for-sale	104,430	186,674	260,953
Purchases of mortgage-related securities held-to-maturity	–	–	(158,915)
Principal payments on mortgage-related securities held-to-maturity	21,977	1,354	902
Redemption of FHLB stock	–	4,178	30,251
Purchases of FHLB stock	(1,964)	(582)	–
Net increase in loans receivable	(124,794)	(116,700)	(100,209)
Proceeds from sale of foreclosed properties	3,558	10,786	18,801
Net purchases of premises and equipment	(4,133)	(3,696)	(2,689)
Net cash provided (used) by investing activities	16,868	(6,080)	18,658

(continued)

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Financing activities:
Net decrease in deposit liabilities	$(43,926)	$(105,217)	$(153,764)
Net increase in short-term borrowings	2,800	40,000	–
Proceeds from long-term borrowings	30,000	–	158,935
Repayments of long-term borrowings	(21,231)	(5,886)	(101,240)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	1,311	(1,525)	1,764
Cash dividends	(6,984)	(4,643)	(2,316)
Other, net	904	95	60
Net cash used in financing activities	(37,126)	(77,176)	(96,561)
Increase (decrease) in cash and cash equivalents	3,721	(44,603)	(33,876)
Cash and cash equivalents at beginning of year	42,456	87,059	120,935
Cash and cash equivalents at end of year	$46,177	$42,456	$87,059

Supplemental information:
Cash received (paid) in period for:
Interest on deposits and borrowings	$(9,431)	$(13,142)	$(21,915)
Income taxes	1,055	(274)	(173)
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	2,254	5,443	13,054

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

Principles of Consolidation The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. The Bank has the following active wholly-owned subsidiaries: BancMutual Financial & Investment Services, Inc., and MC Development Ltd. MC Development Ltd. owns a 50% interest in Arrowood Development LLC, which is a variable interest entity and is consolidated into the financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.

Cash and Cash Equivalents The Company considers interest-bearing deposits in banks and federal funds sold that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank of Chicago. The average amount of required reserve balances for the years ended December 31, 2014 and 2013, was $14,525 and $12,921, respectively.

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

Securities Available-for-Sale and Held-to-Maturity Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive loss in shareholders’ equity. Held-to-maturity securities are stated at amortized cost.

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

December 31, 2014

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

Allowance for Loan Losses and Impaired Loans The Company classifies its loan portfolio into six segments for purposes of determining its allowance for loan losses: commercial and industrial, commercial real estate, multi-family real estate, construction and development, one- to four-family real estate, and home equity and other consumer. This segmentation is based on the nature of the loan collateral and the purpose of the loan, which in the judgment of management are the primary risk characteristics that determine the allowance for loan loss. Loans in the commercial and industrial segment are typically secured by equipment, inventory, receivables, other business assets, and in some instances, business and personal real estate, or may be unsecured. Loans in the commercial real estate, multi-family real estate, and one- to four-family real estate segments are secured principally by real estate. The commercial real estate segment consists of non-residential loans secured by office, retail/wholesale, industrial/warehouse, and other properties. The construction and development segment consists of loans secured by commercial real estate, multi-family, and developed and undeveloped land. Loans in the home equity and other consumer segment may be secured by real estate, personal property, or may be unsecured.

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

December 31, 2014

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

Derivative Financial Instruments In connection with its mortgage banking activities, the Company enters into loan commitments to fund residential mortgage loans at specified interest rates and within specified periods of time, generally up to 60 days from the time of rate lock. A loan commitment whose loan arising from exercise of the loan commitment will be held for sale upon funding is a derivative instrument, which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.

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

December 31, 2014

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of the Company’s commercial loan relationships, are derivative instruments under GAAP. The Company has not designated any of these derivative instruments as accounting hedges as specified in GAAP. As such, the fair market value of interest rate swaps and embedded derivatives are included in the Company’s assets or liabilities, as the case may be, and periodic changes in fair market value of such derivative instruments are recorded through periodic earnings in other non-interest income.

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

Premises and Equipment Land, buildings, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives (office buildings 30 to 45 years and furniture and equipment 3 to 10 years) using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or expected lease terms. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

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

In 2013 the IRS issued final tangible property regulations to be effective for the Company’s 2014 federal income tax return. The Company’s adoption of these rules is not expected to have a significant impact on the Company’s financial condition or results of operations.

Earnings (Loss) Per Share Basic and diluted earnings (loss) per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Vested shares of restricted stock which have been awarded under provisions of the Company's 2004 and 2014 Stock Incentive Plans are also considered outstanding for basic EPS. Non-vested restricted stock and stock option shares are considered dilutive potential common shares and are included in the weighted-average number of shares outstanding for diluted EPS.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

Segment Information The Company has determined that it has one reportable segment—community banking. The Company offers a range of financial products and services to external customers, including: accepting deposits from the general public, originating secured and unsecured loans to commercial and retail borrowers, and marketing annuities and other insurance products.

Recent Accounting Changes In 2011 the Financial Accounting Standards Board (“FASB”) issued new accounting guidelines related to the disclosure of both gross information and net information about instruments eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The guidance was effective for interim and fiscal periods beginning on or after January 1, 2013, which for the Company was the first quarter of 2013. The Company's adoption of these new accounting guidelines did not have a material impact on its results of operations or financial condition. However, the guidelines do affect how matters may be disclosed in the financial statements.

In 2012 the FASB issued new accounting guidance related to (i) testing indefinite-lived intangible assets for impairment and (ii) subsequent measurement of an indemnification asset recognized in a government-assisted acquisition of a financial institution. Item (i) was effective for years beginning after September 15, 2012, which was the first quarter of 2013 for the Company. Item (ii) was effective for fiscal years beginning on or after December 15, 2012, which was the first quarter of 2013 for the Company. The Company’s adoption of these new guidelines did not have a material impact in its results of operations or financial condition.

In 2013 the FASB issued new accounting guidance relating to (i) the reporting of reclassifications out of accumulated other comprehensive income or loss; and (ii) the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Item (i) was effective for fiscal years beginning after December 15, 2012, which was the first quarter of 2013 for the Company. The adoption of this item did not have an effect on the Company’s results of operations or financial condition. Item (ii) was effective for fiscal years beginning after December 15, 2013, which was the first quarter of 2014 for the Company. Adoption of this item did not have a material impact on the Company’s results of operations or financial condition.

In 2013 the FASB issued new accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The guidance was effective for fiscal years and interim periods beginning after December 15, 2013, which was the first quarter of 2014 for the Company. Adoption of this item did not have a material impact on the Company’s results of operations or financial condition.

In the first quarter of 2014 the FASB issued new accounting guidance related to troubled debt restructurings by creditors to clarify when an in-substance repossession or foreclosure occurs as satisfaction of a consumer mortgage loan. Although the new guidance is effective for fiscal years beginning after December 15, 2014, which would be the first quarter of 2015 for the Company, early adoption of the new guidance is permitted. Accordingly, the Company adopted the new guidance in the first quarter of 2014 using a prospective transition method. Adoption of this new guidance did not have a material impact on the Company’s results of operations or financial condition. However, it did affect how certain matters are disclosed in the financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

In the second quarter of 2014 the FASB issued new accounting guidance related to the recognition of revenue from contracts with customers. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016, which will be the first quarter of 2017 for the Company. The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

In the third quarter of 2014 the FASB issued new accounting guidance related to the classification and measurement of certain government-guaranteed mortgages upon foreclosure. The guidance is effective for fiscal years and interim periods beginning after December 15, 2014, which will be the first quarter of 2015 for the Company. The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

Reclassifications Certain components of non-interest income in 2013 and 2012 were reclassified to conform to the 2014 presentation format. For the years ended December 31, 2013 and 2012, $6,769 and $6,903 that had been previously reported as “service charges on deposits” in such periods, respectively, were renamed as “deposit-related fees and charges.” These amounts were combined with $5,427 and $5,134 of other fee income from deposit customers that had been previously included in “other non-interest income” in those periods, respectively. Also, for the same years, respectively, net loan servicing revenue of $2,471 and $(2,606) was reclassified from “loan-related fees and servicing revenue, net” and was combined with $4,405 and $13,206 in “gain on loan sales activities, net” and the aggregate amount reported as “mortgage banking revenue, net.” Finally, $844 and $695 in 2013 and 2012, respectively, that was previously included in “loan-related fees and servicing revenue, net,” was reclassified to “other non-interest income.”

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$165,632	$3,590	$(54)	$169,168
Federal National Mortgage Association	121,501	1,862	(154)	123,209
Government National Mortgage Association	25	4	–	29
Private-label CMOs	28,998	707	(228)	29,477
Total available-for-sale	$316,156	$6,163	$(436)	$321,883
Securities held-to-maturity:
Federal National Mortgage Association	$132,525	$1,592	–	$134,117
Total held-to-maturity	$132,525	$1,592	–	$134,117

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$223,690	$5,235	$(52)	$228,873
Federal National Mortgage Association	177,683	1,796	(458)	179,021
Government National Mortgage Association	29	4	–	33
Private-label CMOs	38,089	855	(275)	38,669
Total available-for-sale	$439,491	$7,890	$(785)	$446,596
Securities held-to-maturity:
Federal National Mortgage Association	$155,505	$1	$(2,283)	$153,223
Total held-to-maturity	$155,505	$1	$(2,283)	$153,223

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables identify mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	December 31, 2014
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$9	2	$5,831	$45	1	$5,180	$54	$11,011
Federal National Mortgage Association	–	–	–	154	3	13,556	154	13,556
Private-label CMOs	12	1	1,363	216	9	11,821	228	13,184
Total available-for-sale	$21	3	$7,194	$415	13	$30,557	$436	$37,751

	December 31, 2013
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized	Number	Estimated	Unrealized	Number	Estimated	Unrealized	Estimated
	Loss	of	Fair	Loss	of	Fair	Loss	Fair
	Amount	Securities	Value	Amount	Securities	Value	Amount	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$52	1	$7,375	–	–	–	$52	$7,375
Federal National Mortgage Association	458	6	45,822	–	–	–	458	45,822
Private-label CMOs	39	3	5,990	$236	7	$10,244	275	16,234
Total available-for-sale	$549	10	$59,187	$236	7	$10,244	$785	$69,431
Securities held-to-maturity:
Federal National Mortgage Association	$2,283	16	$125,537	–	–	–	$2,283	$125,537
Total held-to-maturity	$2,283	16	$125,537	–	–	–	$2,283	$125,537

None of the Company’s mortgage-related securities held-to-maturity at December 31, 2014, had an unrealized loss.

.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of December 31, 2014 and 2013. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of December 31, 2014 and 2013, the Company had private-label CMOs with a fair value of $23,254 and $28,844 respectively, and unrealized gains of $480 and $501, respectively that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. In 2012 the Company recognized $400 in net OTTI losses related to its investment on a number of private-label CMOs. No such losses were recognized in 2014 and 2013. The determination of the net OTTI losses in 2012 was based on modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral. The following assumptions were used in determining the amount of the credit loss in 2012: (i) prepayment speeds with a range of 5.5% to 16.5% and a weighted-average rate of 9.9%, (ii) default rates with a range of 4.0% to 5.5% and a weighted-average rate of 4.4%, (iii) loss severity rates with a range of 40.0% to 52.0% and a weighted-average rate of 42.1%, and (iv) current credit enhancements with a range of 0.5% to 4.6% and a weighted-average rate of 3.0%.

The following table contains a summary of OTTI related to credit losses that have been recognized in earnings as of the dates indicated, as well as the end of period values for securities that have experienced such losses:

	Year Ended December 31
	2014	2013	2012
Beginning balance of unrealized OTTI related to credit losses	$789	$789	$389
Additional unrealized OTTI related to credit losses for which OTTI was not previously recognized	–	–	146
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	–	–	254
Net OTTI losses recognized in earnings	–	–	400
Ending balance of unrealized OTTI related to credit losses	$789	$789	$789
Adjusted cost at end of period	$5,504	$7,152	$9,541
Estimated fair value at end of period	$6,065	$7,649	$9,908

Results of operations included gross realized gains on the sale of securities available-for-sale of $102 and $543 in 2014 and 2012, respectively. There were no gross realized losses on the sale of such securities in those same years. In addition, there were no gross realized gains or losses on the sale of securities available-for-sale in 2013.

Mortgage-related securities with a fair value of approximately $79,753 and $74,988 at December 31, 2014 and 2013, respectively, were pledged to secure deposits, FHLB advances, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable

Loans receivable is summarized as follows:	December 31
	2014	2013

Commercial loans:
Commercial and industrial	$226,537	$166,788
Commercial real estate	263,512	276,547
Multi-family real estate	322,413	265,841
Construction and development loans:
Commercial real estate	42,405	27,815
Multi-family real estate	211,239	164,685
Land and land development	5,069	6,962
Total construction and development	258,713	199,462
Total commercial loans	1,071,175	908,638
Retail loans:
One- to four-family first mortgages:
Permanent	480,102	449,230
Construction	23,905	40,968
Total one- to four-family first mortgages	504,007	490,198
Home equity loans:
Fixed term home equity	139,046	148,688
Home equity lines of credit	80,692	79,470
Total home equity loans	219,738	228,158
Other consumer loans:
Student	9,692	11,177
Other	12,681	12,942
Total other consumer loans	22,373	24,119
Total retail loans	746,118	742,475
Gross loans receivable	1,817,293	1,651,113
Undisbursed loan proceeds	(162,471)	(117,439)
Allowance for loan losses	(22,289)	(23,565)
Deferred fees and costs, net	(1,230)	(1,113)
Total loans receivable, net	$1,631,303	$1,508,996

The Company’s commercial and retail borrowers are located primarily in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At December 31, 2014 and 2013, certain one- to four-family mortgage loans and home equity loans, as well as certain multi-family mortgage loans, with aggregate carrying values of approximately $342,000 and $327,000, respectively, were pledged to secure FHLB advances.

The unpaid principal balance of loans serviced for third-party investors was $1,087,107 and $1,148,109 at December 31, 2014 and 2013, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

	December 31, 2014
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Provision	(259)	895	373	(1,467)	311	380	233
Charge-offs	(59)	(561)	(241)	(34)	(871)	(534)	(2,300)
Recoveries	64	169	15	142	344	57	791
Ending balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Loss allowance individually evaluated for impairment	–	$262	$642	–	–	–	$904
Loss allowance collectively evaluated for impairment	$2,349	$6,618	$5,436	$2,801	$3,004	$1,177	$21,385

Loan receivable balances at December 31, 2014:
Loans individually evaluated for impairment	$12,343	$14,822	$10,654	$2,166	$4,839	$601	$45,425
Loans collectively evaluated for impairment	214,194	248,690	311,759	110,453	482,791	241,510	1,609,397
Total loans receivable	$226,537	$263,512	$322,413	$112,619	$487,630	$242,111	$1,654,822

	December 31, 2013
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$1,686	$7,354	$5,195	$2,617	$3,267	$1,458	$21,577
Provision	1,111	(1,129)	1,170	1,582	666	1,106	4,506
Charge-offs	(199)	(514)	(536)	(148)	(1,205)	(1,389)	(3,991)
Recoveries	5	666	102	109	492	99	1,473
Ending balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Loss allowance individually evaluated for impairment	–	$412	$588	–	–	–	$1,000
Loss allowance collectively evaluated for impairment	$2,603	$5,965	$5,343	$4,160	$3,220	$1,274	$22,565

Loan receivable balances at December 31, 2013:
Loans individually evaluated for impairment	$436	$16,340	$8,021	$18,109	$5,377	$780	$49,063
Loans collectively evaluated for impairment	166,352	260,204	257,820	93,117	455,621	251,497	1,484,611
Total loans receivable	$166,788	$276,544	$265,841	$111,226	$460,998	$252,277	$1,533,674

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of general uncertainties related to trends in real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which the various factors were applied, resulted in a decrease of $1,180 in 2014, an increase of $3,029 in 2013, and a decrease of $87 in 2012, in the total allowance for loan losses.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2014
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Commercial and industrial:
Term loans Term loans	–	–	–	$6	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	–	–	–	6	–
Commercial real estate:
Office	$1,922	$1,938	$262	384	$125
Retail/wholesale/mixed	–	–	–	375	–
Industrial/warehouse	–	–	–	473	–
Other	–	–	–	–	–
Total commercial real estate	1,922	1,938	262	1,232	125
Multi-family real estate	1,402	1,402	642	1,423	42
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–		–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$3,324	$3,340	$904	$2,661	$167

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$201	$345	–	$207	$14
Lines of credit	–	–	–	14	–
Total commercial and industrial	201	345	–	221	14
Commercial real estate:
Office	609	774	–	690	45
Retail/wholesale/mixed	1,537	1,943	–	1,425	100
Industrial/warehouse	212	265	–	172	16
Other	29	159	–	53	14
Total commercial real estate	2,387	3,141	–	2,340	175
Multi-family real estate	–	–	–	136	–
Construction and development:
Commercial real estate	597	597	–	597	–
Multi-family real estate	–	–	–	–	–
Land and land development	206	240	–	86	15
Total construction and development	803	837	–	683	15
One- to four-family	4,148	4,750	–	4,005	99
Home equity and other consumer:
Home equity	493	694	–	530	13
Student	–	–	–	–	–
Other	108	110	–	81	–
Total home equity and other consumer	601	804	–	611	13
Total with no allowance recorded	$8,140	$9,877	–	$7,996	$316

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

December 31, 2014

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2014
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$60,393	$1,943	$716	$939	$63,991
Lines of credit	132,921	14,385	3,836	11,404	162,546
Total commercial and industrial	193,314	16,328	4,552	12,343	226,537
Commercial real estate:
Office	55,306	9,033	15,351	4,950	84,640
Retail/wholesale/mixed use	99,775	8,938	21,950	6,714	137,377
Industrial/warehouse	31,819	1,413	17	3,129	36,378
Other	5,088	–	–	29	5,117
Total commercial real estate	191,988	19,384	37,318	14,822	263,512
Multi-family real estate	301,162	10,597	–	10,654	322,413
Construction and development:
Commercial real estate	17,143	–	–	597	17,740
Multi-family real estate	89,811	–	–	–	89,811
Land and land development	3,412	87	–	1,569	5,068
Total construction/development	110,366	87	–	2,166	112,619
One- to four-family	480,521	678	1,592	4,839	487,630
Home equity and other consumer:
Home equity	219,245	–	–	493	219,738
Student	9,692	–	–	–	9,692
Other	12,573	–	–	108	12,681
Total home equity and other consumer	241,510	–	–	601	242,111
Total	$1,518,861	$47,074	$43,462	$45,425	$1,654,822

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at December 31, 2014 and 2013. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at December 31, 2014 and 2013.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	December 31, 2014
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	$63	$83	$146	$63,845	$63,991	$167
Lines of credit	$36	–	–	36	162,510	162,546	34
Total commercial and industrial	36	63	83	182	226,355	226,537	201
Commercial real estate:
Office	–	1,922	239	2,161	82,479	84,640	2,531
Retail/wholesale/mixed	654	715	244	1,613	135,764	137,377	1,537
Industrial/warehouse	–	–	–	–	36,378	36,378	212
Other	–	–	–	–	5,117	5,117	29
Total commercial real estate	654	2,637	483	3,774	259,738	263,512	4,309
Multi-family real estate	558	–	–	558	321,855	322,413	1,402
Construction and development:
Commercial real estate	–	–	597	597	17,143	17,740	597
Multi-family real estate	–	–	–	–	89,811	89,811	–
Land and land development	–	16	–	16	5,052	5,068	206
Total construction	–	16	597	613	112,006	112,619	803
One- to four-family	7,853	2,687	3,988	14,528	473,102	487,630	4,148
Home equity and other consumer:
Home equity	919	257	493	1,669	218,069	219,738	493
Student	167	145	540	852	8,840	9,692	–
Other	100	40	108	248	12,433	12,681	108
Total home equity and other consumer	1,186	442	1,141	2,769	239,342	242,111	601
Total	$10,287	$5,845	$6,292	$22,424	$1,632,398	$1,654,822	$11,464

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

As of December 31, 2014 and 2013, $540 and $443 in student loans, respectively, were 90-days past due, but remained on accrual status. No other loans 90-days past due were in accrual status as of December 31, 2014 and 2013.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of December 31, 2014 and 2013, TDRs were $4,872 and $4,298, respectively, and consisted primarily of one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $3,315 and $3,310, respectively. Additions to TDRs during the twelve month periods ended as of those dates were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring were also immaterial during these twelve month periods. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

4. Mortgage Servicing Rights

The activity in mortgage servicing rights during the years ended December 31 is presented in the following table.

	2014	2013	2012
Mortgage servicing rights at beginning of year	$8,738	$9,217	$8,269
Additions	901	2,330	4,852
Amortization	(1,772)	(2,809)	(3,904)
Mortgage servicing rights at end of year	7,867	8,738	9,217
Valuation allowance at end of year	–	(1)	(2,396)
Mortgage servicing rights, net, at end of year	$7,867	$8,737	$6,821

The following table shows the estimated future amortization expense for mortgage servicing rights for the years ended December 31:

2015	$1,228
2016	1,053
2017	898
2018	766
2019	652
Thereafter	3,270
Total	$7,867

The projection of amortization for mortgage servicing rights is based on existing asset balances and the interest rate environment as of December 31, 2014. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, loan prepayments, and market conditions.

5. Other Assets

Other assets are summarized as follow:

	December 31
	2014	2013
Accrued interest:
Loans receivable	$4,748	$4,582
Mortgage-related securities	1,027	1,328
Total accrued interest	5,775	5,910
Foreclosed
Commercial real estate	2,566	4,236
Land and land development	1,693	2,171
One-to four-family first mortgages	409	329
Total foreclosed properties and repossessed assets	4,668	6,736
Bank-owned life insurance	59,830	59,451
Premises and equipment, net	52,594	51,565
Deferred tax asset, net	25,595	27,387
Federal Home Loan Bank stock, at cost	14,209	12,245
Other assets	22,183	19,967
Total other assets	$184,854	$183,261

Residential one-to four-family mortgage loans that were in the process of foreclosure were $3,243 and $3,060 at December 31, 2014 and 2013, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

5. Other Assets (continued)

Premises and equipment are summarized as follows:

	December 31
	2014	2013
Land and land improvements	$17,782	$17,914
Office buildings	57,864	56,151
Furniture and equipment	18,830	18,588
Leasehold improvements	1,191	940
Total cost	95,667	93,593
Accumulated depreciation and amortization	(43,073)	(42,028)
Total premises and equipment, net	$52,594	$51,565

The Company leases various branch offices, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2032. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2014:

Amount
2015	$1,009
2016	909
2017	598
2018	569
2019	578
Thereafter	2,820
Total	$6,483

Rent expense was $927, $955, and $955, in 2014, 2013, and 2012, respectively.

6. Deposits Liabilities

Deposit liabilities are summarized as follows:

	December 31
	2014	2013
Checking accounts:
Non-interest-bearing	$187,852	$161,639
Interest-bearing	253,595	245,923
Total checking accounts	441,447	407,562
Money market accounts	532,705	501,020
Savings accounts	220,557	220,236
Certificate of deposits:
Due within one year	383,814	523,690
After one but within two years	66,586	83,192
After two but within three years	48,328	8,502
After three but within four years	10,401	8,152
After four but within five years	14,918	10,328
Total certificates of deposit	524,047	633,864
Total deposit liabilities	$1,718,756	$1,762,682

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

6. Deposits Liabilities (continued)

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more was $142,141 and $184,121 at December 31, 2014 and 2013, respectively.

Interest expense on deposits was as follows:

	Year Ended December 31
	2014	2013	2012
Interest-bearing checking accounts	$30	$32	$51
Money market accounts	735	694	716
Savings accounts	55	62	63
Certificate of deposits	3,864	7,537	13,825
Total interest expense on deposit liabilities	$4,684	$8,325	$14,655

7. Borrowings

Borrowings consist of the following:

	December 31, 2014		December 31, 2013
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$42,800	0.13%	$40,000	0.13%
FHLB term advances maturing in:
2015	18,450	0.79	23,450	0.80
2016	48,450	0.82	23,450	1.04
2017	32,765	1.50	37,795	1.48
2018	37,293	2.16	42,470	2.11
2019	19,307	3.00	19,477	3.02
2020	27,248	3.64	27,624	3.66
2021 and thereafter	30,156	3.67	30,634	3.68
Total borrowings	$256,469	1.78%	$244,900	1.91%

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

8. Shareholders’ Equity

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

8. Shareholders’ Equity (continued)

Quantitative measures established by federal regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as these terms are defined in regulations). Management believes, as of December 31, 2014, that the Bank met all capital adequacy requirements. Management is not aware of any conditions or events, which would change the Bank’s status as well capitalized.

The Bank’s actual and required regulatory capital amounts and ratios as of December 31, 2014 and 2013, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Capital Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital (to risk-weighted assets)	$285,406	18.19%	$125,489	8.00%	$156,861	10.00%
Tier 1 capital (to risk-weighted assets)	265,765	16.94	62,744	4.00	94,117	6.00
Tier 1 capital (to adjusted total assets)	265,765	11.44	92,957	4.00	116,197	5.00

As of December 31, 2013:
Total capital (to risk-weighted assets)	$272,074	17.82%	$122,159	8.00%	$152,698	10.00%
Tier 1 capital (to risk-weighted assets)	252,931	16.56	61,079	4.00	91,619	6.00
Tier 1 capital (to adjusted total assets)	252,931	10.89	92,943	4.00	116,179	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

8. Shareholders’ Equity (continued)

The following table presents reconciliations of the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	December 31, 2014		December 31, 2013
	Risk- Based Capital	Tier 1 (Core) Capital	Risk- Based Capital	Tier 1 (Core) Capital
Total equity including non-controlling interest according to the Bank’s records	$265,948	$265,948	$272,407	$272,407
Net unrealized gain on securities available for sale, net of taxes	(3,430)	(3,430)	(4,255)	(4,255)
Net unrealized loss and net prior service costs for defined pension plans, net of taxes	14,566	14,566	6,574	6,574
Deposit-based intangible, net of taxes	(70)	(70)	(256)	(256)
Investment in “non-includable” subsidiaries	(3,249)	(3,249)	(3,039)	(3,039)
Disallowed deferred tax assets	(8,000)	(8,000)	(18,500)	(18,500)
Allowance for loan losses, as limited	19,641	–	19,143	–
Regulatory capital	$285,406	$265,765	$272,074	$252,931

The following table summarizes the components of accumulated other comprehensive loss, net of related income tax effects, as of the dates shown:

	December 31
	2014	2013
Net unrealized gain on securities available-for-sale	$3,430	$4,255
Qualified and supplemental defined benefit plans	(14,458)	(6,518)
Other post-retirement benefit plans	(108)	(56)
Accumulated other comprehensive loss	$(11,136)	$(2,319)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

9. Earnings Per Share

The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year Ended December 31
	2014	2013	2012
Basic earnings per share:
Net income	$14,665	$10,796	$6,754
Weighted-average shares outstanding	46,123,884	46,204,917	46,184,264
Vested restricted shares during the period	40,146	25,710	7,104
Basic shares outstanding	46,164,030	46,230,627	46,191,368
Basic earnings per share	$0.32	$0.23	$0.15

Diluted earnings per share:
Net income	$14,665	$10,796	$6,754
Weighted-average shares outstanding used in basic earnings per share	46,164,030	46,230,627	46,191,368
Net dilutive effect of:
Stock option shares	251,949	162,239	8,654
Non-vested restricted shares	29,319	30,725	9,557
Diluted shares outstanding	46,445,298	46,423,591	46,209,579
Diluted earnings per share	$0.31	$0.23	$0.15

The Company had stock options for 438,000, 1,778,000, and 2,268,500 shares outstanding at December 31, 2014, 2013, and 2012, respectively, which were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted-average exercise prices of $7.81, $10.53, and $9.37, as of those same dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions made by the Company were $648 in 2014, $206 in 2013, and $198 in 2012.

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

Effective January 1, 2013, the Company closed the qualified defined benefit pension plan to employees that were not eligible to participate in the plan as of that date, as well as any employees hired after that date. In addition, effective for service performed after March 1, 2013, the Company reduced certain benefits paid under the qualified and supplemental plans related to any employee service performed after that date. Finally, effective January 1, 2014, the Company froze the benefits of participants in the qualified defined benefit pension plan that had less than 20 years of service. This change also resulted in the future benefits under the Company’s supplemental defined benefit pension plan being effectively frozen. The effect of freezing the qualified plan was a curtailment gain, which reduced the projected benefit obligation and the unrecognized loss by $2,395 in 2013. This amount was recognized through accumulated other comprehensive loss in 2013.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The changes in plan assets and benefit obligations at December 31, 2014 and 2013, are presented in the following table.

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$49,256	$51,412	–	–
Actual return on plan assets	2,684	(725)	–	–
Employer contributions	–	–	$1,097	$579
Benefits paid	(1,779)	(1,431)	(1,097)	(579)
Fair value of plan assets at end of year	50,161	49,256	–	–
Change in benefit obligation:
Benefit obligation at beginning of year	57,854	62,838	10,183	10,624
Service cost	897	3,081	–	160
Interest cost	2,668	2,300	453	388
Actuarial loss (gain)	12,119	(6,539)	1,575	(410)
Curtailment gain on plan amendment	–	(2,395)	–	–
Benefits paid	(1,779)	(1,431)	(1,097)	(579)
Benefit obligation at end of year	71,759	57,854	11,114	10,183
Funded status at the end of the year	$(21,598)	$(8,598)	$(11,114)	$(10,183)

The underfunded status of the qualified and supplemental pension plans at December 31, 2014, are recognized in the Consolidated Statement of Financial Condition as accrued pension liability, which is included as a component of other liabilities.

The following tables summarize the changes in pension plan assets and benefit obligations recognized in accumulated other comprehensive loss, net of related income tax effect, for the periods indicated:

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2014	2013	2014	2013
Balance in accumulated other comprehensive loss at the beginning of year	$(5,857)	$(9,844)	$(661)	(1,154)
Change in unrecognized loss	(6,999)	2,550	(941)	467
Curtailment gain on plan amendment	–	1,437	–	–
Change in prior service cost	–	–	–	26
Total recognized in other comprehensive loss	(6,999)	3,987	(941)	493
Balance in accumulated other comprehensive loss at the end of year	$(12,856)	$(5,857)	$(1,602)	$(661)

The $1,602 in accumulated other comprehensive loss as of December 31, 2014, for the supplemental pension plan consisted of $1,602 in unrecognized loss. The $661 in accumulated other comprehensive loss as of December 31, 2013, for the supplemental pension plan consisted of $635 in unrecognized loss and $26 in prior service costs. All period-end balances in the table for the qualified pension plan consisted of unrecognized loss.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The estimated net of tax costs that will be amortized from accumulated other comprehensive loss into net periodic cost in 2015 is $2,623 for the qualified plan. The accumulated benefit obligations for the qualified defined benefit pension plan were $70,163 at December 31, 2014, and $54,703 at December 31, 2013.

The assumptions used to determine the benefit obligations as of December 31 is as follows:

	2014	2013
Discount rate	3.74%	4.70%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets (qualified plan)	6.00	6.00

The assumptions used to determine the net cost for the years ended December 31 is as follows:

	2014	2013	2012
Discount rate	4.70%	3.70%	4.21%
Rate of increase in compensation levels	3.00	3.00	3.00
Expected long-term rate of return on plan assets (qualified plan)	6.00	6.50	6.50

The expected long-term rate of return was estimated using a combination of the historical and expected rate of return for immediate participation guarantee contracts, which is the primary asset of the qualified plan.

Using an actuarial measurement date of December 31, 2014, 2013, and 2012, components of net periodic benefit cost follow:

	2014	2013	2012
Qualified pension plan:
Interest cost	$2,668	$2,300	$2,254
Service cost	897	3,081	2,898
Expected return on plan assets	(2,891)	(3,297)	(3,022)
Amortization of net loss	661	1,732	1,759
Net periodic cost	$1,335	$3,816	$3,889
Supplemental pension plan:
Interest cost	$453	$388	$377
Service cost	–	160	116
Amortization of prior service cost	–	44	13
Amortization of net loss from earlier periods	6	368	–
Net periodic cost	$459	$960	$506

At December 31, 2014, the projected benefit payments for each of the plans are as follows:

	Qualified Pension Plan	Supplemental Pension Plan	Total
2015	$2,341	$970	$3,311
2016	2,615	910	3,525
2017	2,827	850	3,677
2018	3,064	811	3,875
2019	3,277	788	4,065
2020 – 2024	19,491	3,736	23,227
Total	$33,615	$8,065	$41,680

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The following tables summarize the fair value of the Company’s qualified pension plan assets as of the dates indicated:

	December 31, 2014
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market fund	$385	–	$385	–
Equity security	1,135	$1,135	–	–
Immediate participation guarantee contract	48,641	–	–	$48,641
Total	$50,161	$1,135	$385	$48,641

	December 31, 2013
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market fund	$354	–	$354	–
Equity security	1,173	$1,173	–	–
Immediate participation guarantee contract	47,729	–	–	$47,729
Total	$49,256	$1,173	$354	$47,729

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

	2014	2013
Fair value at the beginning of the period	$47,729	$50,279
Actual return on plan assets	2,691	(1,119)
Employer contribution	–	–
Benefits paid	(1,779)	(1,431)
Fair value at the end of the period	$48,641	$47,729

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The liabilities related to these plans were $4,258 and $3,553 at December 31, 2014 and 2013 respectively. The net expense related to these plans for the years ended December 31, 2014, 2013, and 2012 was $839, $199, and $189, respectively.

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

In May 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of December 31, 2014, 2,939,500 shares remain eligible for award under the 2014 Plan.

The Company has no stock compensation plans that have not been approved by shareholders.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the shares. The amount amortized to expense was $376 , $237 , and $186 in 2014, 2013, and 2012, respectively. Outstanding non-vested restricted stock grants had a fair value of $1,382 and an unamortized cost of $1,142 at December 31, 2014. The cost of these shares is expected to be recognized over a weighted-average period of 1.7 years.

The Company recorded stock option compensation expenses of $465, $301, and $232, for 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $982 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.58 years.

The following schedule reflects activity in the Company’s vested and non-vested stock options and related weighted-average exercise prices for the periods indicated.

	Year Ended December 31
	2014		2013		2012
	Stock Options	Weighted- Average Exercise	Stock Options	Weighted- Average Exercise	Stock Options	Weighted- Average Exercise
Outstanding at beginning of year	2,955,000	$8.0742	2,671,000	$8.4711	2,382,500	$9.4637
Granted	276,000	6.9653	352,000	4.9439	412,500	3.3999
Exercised	(4,000)	5.0500	(18,200)	4.7764	–	–
Forfeited	(60,000)	11.9737	(49,800)	8.4373	(124,000)	10.6730
Expired	(1,536,000)	10.6730	–	–	–	–
Outstanding at end of year	1,631,000	$5.3032	2,955,000	$8.0742	2,671,000	$8.4711

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

11. Stock-Based Benefit Plans (continued)

The following table provides additional information regarding the Company’s outstanding options as of December 31, 2014.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	3.3	–	–	32,000	–
$12.025	3.6	–	–	50,000	–
$7.226	5.3	10,000	–	40,000	–
$4.740	6.0	14,000	$30	56,000	$119
$5.050	6.0	130,000	235	219,000	396
$4.300	6.2	10,000	26	15,000	38
$3.720	6.6	7,000	22	10,500	33
$3.390	7.0	223,500	776	176,000	611
$3.800	7.3	6,000	18	4,000	12
$4.820	8.1	224,000	457	78,000	159
$5.360	8.3	16,000	24	4,000	6
$5.700	8.4	16,000	19	4,000	5
$6.340	8.6	8,000	4	2,000	1
$7.170	9.1	213,500	–	15,000	–
$6.010	9.3	7,500	6	–	–
$5.580	9.4	20,000	20	–	–
$6.100	9.6	20,000	15	–	–
Total		925,500	$1,652	705,500	$1,380
Weighted-average remaining contractual life		7.8 years		6.3 years
Weighted-average exercise price		$5.1505		$5.4917

The total intrinsic value of options exercised was $5 and $25 during 2014 and 2013, respectively. There were no options exercised in 2012. The weighted-average grant date fair value of non-vested options at December 31, 2014, was $1.45 per share. In 2014 60,000 non-vested options were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 276,000 options granted during 2014: risk free interest rate of 2.37%, dividend yield of 1.82%, expected stock volatility of 32%, and expected term to exercise of 7.5 years. The following weighted-average assumptions were used to value 352,000 options granted during 2013: risk free interest rate of 1.28%, dividend yield of 1.67%, expected stock volatility of 30%, and expected term to exercise of 7.5 years. The following weighted-average assumptions were used to value 412,500 options granted during 2012: risk free interest rate of 1.50%, dividend yield of 1.18%, expected stock volatility of 25%, and expected term to exercise of 7.5 years.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

12. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2011 and 2010, respectively. If any interest and/or penalties would be imposed by an appropriate taxing authority, the Company would report the interest component as a reduction of income before income taxes and would report penalties through income tax expense. The Company had no material uncertain tax positions and had not recorded a liability for unrecognized tax benefits as of or during the three years ended December 31, 2014.

The Company’s provision for income taxes consists of the following for the periods indicated:

	Year Ended December 31
	2014	2013	2012
Current income tax expense:
Federal	$476	$487	$47
State	824	8	3
Current income tax expense	1,300	495	50
Deferred income tax expense:
Federal	5,888	4,077	2,629
State	1,662	1,130	657
Deferred income tax expense	7,550	5,207	3,286
Income tax expense	$8,850	$5,702	$3,336

Income tax expense differs from the provision computed at the federal statutory corporate rate as follows:

	Year Ended December 31
	2014	2013	2012
Income before income taxes	$23,504	$16,450	$10,038
Tax expense at federal statutory rate	$8,230	$5,774	$3,531
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,095	741	429
Bank-owned life insurance	(977)	(835)	(741)
State income tax settlement, net of federal benefit	518	–	–
Other	(16)	22	117
Income tax expense	$8,850	$5,702	$3,336

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

12. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2014	2013
Deferred tax assets:
Federal net operating losses and AMT credits	$5,550	$12,077
Pension	13,309	7,654
Loan loss reserves	8,947	9,460
State net operating losses	3,986	5,114
Non-deductible losses on foreclosed real estate	1,775	1,638
Deferred compensation	1,807	1,825
Other-than-temporary impairment of investment securities	297	253
Restricted stock amortization	287	255
Other	778	1,379
Total deferred tax assets	36,736	39,655
Deferred tax liabilities:
Unrealized gain on investment securities	2,297	2,850
Purchase accounting adjustments	2,699	2,833
Mortgage servicing rights	3,157	3,507
FHLB stock dividends	1,200	1,200
Property and equipment depreciation	1,330	1,483
Other	458	395
Total deferred tax liabilities	11,141	12,268
Net deferred tax asset	$25,595	$27,387

As of December 31, 2014, the Company had $10,170 and $76,962 in net operating loss carryovers for federal and state income tax purposes, respectively, and $1,990 in AMT credit carryovers available to offset against future income. The net operating loss carryovers expire in various years through 2031 if unused. The AMT credit carryovers have no expiration date.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

13. Financial Instruments with Off-Balance-Sheet Risk (continued)

Off-balance sheet financial instruments or obligations that represent exposure to credit risk under commitments to extend credit are summarized in the following table as of the dates indicated:

	December 31
	2014	2013
Unused commercial lines of credit	$104,406	$104,734
Commercial loans	4,609	1,535
Standby letters of credit	3,774	3,350
Real estate loan commitments:
Fixed rate	33,040	29,158
Adjustable rate	216,714	141,604
Unused consumer lines of credit	165,600	168,645

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative financial instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative financial instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Fannie Mae. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative financial instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings. As of December 31, 2014 and 2013, net unrealized gains of $84 and $93, respectively, were recognized in net gain on loan sales activities on the derivative instruments specified in the previous paragraph. These amounts were exclusive of net unrealized gains of $117 and $16 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments are designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives will be carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in other non-interest income. During the years ended December 31, 2014 and 2013, net unrealized gains of $1,559 and $32, respectively, and net unrecognized losses of $1,559 and $32, respectively, related to interest rate swaps and embedded derivatives were recorded in other non-interest income.

The following table summarizes the Company’s derivative financial instruments as of the dates indicated.

	December 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$7,219	$142	$4,361	$60
Forward commitments to sell loans	7,415	(58)	4,085	33
Embedded derivatives on commercial loans	23,985	649	4,983	32
Receive-fixed interest rate swaps	20,144	910	–	–
Pay-fixed interest rate swaps	44,129	(1,559)	4,983	(32)
Net unrealized gains		$84		$93

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

13. Financial Instruments with Off-Balance-Sheet Risk (continued)

The unrealized gains shown in the preceding table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

14. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the years ended December 31, 2014 and 2013.

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

December 31, 2014

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of December 31, 2014:

	Weighted- Average	Range
Loan size	$119	$2-$412
Contractual interest rate	3.78%	2.00%-7.15%
Constant prepayment rate (“CPR”)	10.61%	5.69%-22.67%
Remaining maturity in months	229	5-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.55%	9.50%-11.25%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at December 31, 2014, and as such there was no valuation allowance at December 31, 2014. In 2014 the Company recorded a gain of $1, which was equal to the change in the valuation allowance for that period. Pools determined to be impaired at December 31, 2013, had an amortized cost basis of $10 and a fair value of $9 as of that date. Accordingly, the Company recorded a valuation allowance of $1 as of December 31, 2013, as well as a corresponding gain of $2,395 during the twelve month period then ended, which was equal to the change in the valuation allowance during that period.

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

December 31, 2014

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the dates indicated.

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$46,177	$46,177	$42,456	$42,456
Mortgage related securities available-for-sale	321,883	321,883	446,596	446,596
Mortgage related securities held-to-maturity	132,525	134,117	155,505	153,223
Loans held-for-sale	3,837	3,837	1,798	1,798
Loans receivable, net	1,631,303	1,653,170	1,508,996	1,508,092
Mortgage servicing rights, net	7,867	9,550	8,737	10,479
Federal Home Loan Bank stock	14,209	14,209	12,245	12,245
Accrued interest receivable	5,774	5,774	5,910	5,910
Deposit liabilities	1,718,756	1,620,375	1,762,682	1,647,540
Borrowings	256,469	264,659	244,900	251,826
Advance payments by borrowers	4,742	4,742	3,431	3,431
Accrued interest payable	492	492	450	450
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	142	142	60	60
Forward commitments to sell loans	(58)	(58)	33	33
Embedded derivatives on commercial loans	649	649	32	32
Receive-fixed interest rate swaps	910	910	–	–
Pay-fixed interest rate swaps	(1,559)	(1,559)	(32)	(32)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

14. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,837	–	$3,837
Mortgage-related securities available-for-sale	–	321,883	–	321,883
Total	–	$325,720	–	$325,720

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$1,798	–	$1,798
Mortgage-related securities available-for-sale	–	446,596	–	446,596
Total	–	$448,394	–	$448,394

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At December 31, 2014, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $904 was recorded for loans with a recorded investment of $45,425 at December 31, 2014. These amounts were $1,000 and $49,063 at December 31, 2013, respectively. Provision for loan losses related to these loans was $316 and $380 in 2014 and 2013, respectively.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of December 31, 2014, $4,311 in foreclosed properties were valued at collateral value compared to $6,612 at December 31, 2013. Losses of $856 and $1,672 related to these foreclosed properties valued at collateral value were recorded during the twelve months ended December 31, 2014 and 2013, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements

STATEMENT OF FINANCIAL CONDITION

	December 31
	2014	2013
Assets

Cash and cash equivalents	$17,553	$10,926
Investment in subsidiary	262,175	269,522
Other assets	989	589

Total assets	$280,717	$281,037

Liabilities and shareholders’ equity

Total liabilities	–	–
Shareholders’ equity:
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2014 and 2013 Issued–78,783,849 shares in 2014 and 2013 Outstanding–46,568,284 shares in 2014 and 46,438,284 shares in 2013	$788	$788
Additional paid-in capital	488,467	489,238
Retained earnings	159,065	151,384
Accumulated other comprehensive loss	(11,136)	(2,319)
Treasury stock–32,215,565 shares in 2014 and 32,345,565 shares in 2013	(356,467)	(358,054)
Total shareholders’ equity	280,717	281,037

Total liabilities and shareholders’ equity	$280,717	$281,037

STATEMENT OF INCOME

	Year Ended December 31
	2014	2013	2012
Total income	$20	$9	$3
Total expenses	974	836	796
Loss before income taxes	(954)	(827)	(793)
Income tax benefit	(377)	(323)	(306)
Loss before equity in earnings of subsidiary	(577)	(504)	(487)
Equity in earnings of subsidiary	15,242	11,300	7,241

Net income	$14,665	$10,796	$6,754

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

(Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements (continued)

STATEMENT OF TOTAL COMPREHENSIVE INCOME

	Year Ended December 31
	2014	2013	2012
Net income	$14,665	$10,796	$6,754
Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses):
Non-credit portion of OTTI on securities available-for sale, net of deferred income taxes of $(196)	–	–	(293)
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(512) in 2014, $(1,424) in 2013, and $1,593 in 2012	(764)	(2,125)	2,378
Reclassification adjustment for gain on securities included in income, net of income taxes of $(41) in 2014 and $(218) in 2012	(61)	–	(325)
	(825)	(2,125)	1,760
Defined benefit pension plans:
Pension asset, net of deferred income taxes of $(5,328) in 2014, $2,058 in 2013, and $(732) in 2012	(7,992)	3,086	(1,098)
Curtailment gain on plan amendment, net of deferred income taxes of $958	–	1,437	–
	(7,992)	4,523	(1,098)
Total other comprehensive income, net of income taxes	(8,817)	2,398	662

Total comprehensive income	$5,848	$13,194	$7,416

STATEMENT OF CASH FLOWS

	Year Ended December 31
	2014	2013	2012
Operating activities:
Net income	$14,665	$10,796	$6,754
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(15,242)	(11,300)	(7,241)
Stock-based compensation	163	85	88
Other operating activities	(434)	1,467	(353)
Net cash provided (used) by operating activities	(848)	1,048	(752)
Investing activities:
Dividends from Bank subsidiary	14,063	10,920	4,130
Other investing activities	–	230	(409)
Net cash provided by investing activities	14,063	11,150	3,721
Financing activities:
Cash dividends	(6,984)	(4,643)	(2,316)
Proceeds from exercise of stock options	20	87	–
Other financing activities	376	–	564
Net cash used in financing activities	(6,588)	(4,556)	(1,752)
Increase (decrease) in cash and cash equivalents	6,627	7,642	1,217
Cash and cash equivalents at beginning of year	10,926	3,284	2,067

Cash and cash equivalents at end of year	$17,553	$10,926	$3,284

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014, that the disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment and those criteria, management believes that as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bank Mutual Corporation

Milwaukee, Wisconsin

We have audited the internal control over financial reporting of Bank Mutual Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 6, 2015

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Information in response to this item is incorporated herein by reference to “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 4, 2015 (the “2015 Annual Meeting Proxy Statement”).

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Directors' Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Risk Management and Compensation” in the 2015 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2015 Annual Meeting Proxy Statement.

The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
2004 Stock Incentive Plan approved by shareholders	1,583,500	$5.2776	None
2014 Incentive Compensation Plan approved by shareholders	47,500	$5.9805	2,939,500
Equity compensation plans not approved by security holders	None	None	None

Total	1,631,000	$5.3032	2,939,500

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees” and “Certain Transactions and Relationships with the Company” in the 2015 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2015 Annual Meeting Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the Report:

1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of the Company and subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data”:

•	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements.

•	Consolidated Statements of Financial Condition—As of December 31, 2014 and 2013.

•	Consolidated Statements of Income—Years Ended December 31, 2014, 2013, and 2012.

•	Consolidated Statements of Total Comprehensive Income—Years Ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Equity—Years Ended December 31, 2014, 2013, and 2012.

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2014, 2013, and 2012.

•	Notes to Consolidated Financial Statements.

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
March 6, 2015

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

Signature and Title

/s/ David A. Baumgarten	/s/ Thomas H. Buestrin
David A. Baumgarten, President, Chief Executive Officer, and Director (Principal Executive Officer)	Thomas H. Buestrin, Director

/s/ Michael W. Dosland	/s/ Mark C. Herr
Michael W. Dosland, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Mark C. Herr, Director

/s/ Richard L. Schroeder	/s/ Lisa A. Mauer
Richard L. Schroeder, Vice President and	Lisa A. Mauer, Director
Controller (Principal Accounting Officer)

/s/ Michael T. Crowley, Jr.	/s/ William J. Mielke
Michael T. Crowley, Jr., Chairman and Director	William J. Mielke, Director

/s/ David C. Boerke	/s/ Robert B. Olson
David C. Boerke, Director	Robert B. Olson, Director

/s/ Richard A. Brown
Richard A. Brown, Director

* Each of the above signatures is affixed as of March 6, 2015.

BANK MUTUAL CORPORATION

(“Bank Mutual Corporation” or the “Company”)

Commission File No. 000-32107

EXHIBIT INDEX

TO

2014 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2014:

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company's Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”)

10.2*	Bank Mutual Corporation Outside Directors’ Retirement Plan	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”)

10.3*	Mutual Savings Bank Executive Excess Benefit Plan **	Exhibit 10.3 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (in effect only as to post-retirement matters)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6*	Form of Employment Agreement (with Messrs. Anderegg, Dosland, Larson, Mayne, and certain other executive officers; continuing through 2015)	Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”)

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.7*	Employment Agreement of Mr. Baumgarten with Bank Mutual dated as of April 5, 2010 (continuing through 2016)	Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2010

10.8(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

10.8(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.9(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan (superseded)	Appendix A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.9(b)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Director Stock Option Agreement (superseded)	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

10.9(b)(ii)*	2011 updated Form of Bank Mutual Corporation Director Stock Option Agreement	Exhibit 10.11(b)(ii) to the 2010 10-K

10.9(c)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.1(c ) to the 6/30/04 10-Q

10.9(c)(ii)*	2010 updated Form of Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.11(c )(ii) to the 2010 10-K

10.9(c)(iii)*	2012 alternate Form of Bank Mutual Corporation Incentive Stock Option Agreement	Exhibit 10.10(c)(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”)

10.9(d)*	Form of Restricted Stock Agreement thereunder - Bank Mutual Corporation Directors Management Recognition Award	Exhibit 10.1(d) to the 6/30/04 10-Q

10.9(e)(i)*	Form of Restricted Stock Agreement thereunder—Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.1(e) to the 6/30/04 10-Q

10.9(e)(ii)*	2011 updated Form of Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.11(e)(ii) to the 2010 10-K
108

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.9(e)(iii)*	2012 alternate Form of Bank Mutual Corporation Officers Management Recognition Award	Exhibit 10.10(e)(iii) to the 2011 10-K

10.10(a)*	Bank Mutual Corporation 2014 Incentive Compensation Plan (the “2014 Plan”)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (“3/31/14 10-Q”)
Forms of Award Agreements under 2014 Plan:
10.10(b)*	Form of Incentive Stock Option Agreement (standard)	Exhibit 10.2(a) to 3/31/14 10-Q
10.10(c)*	Form of Incentive Stock Option Agreement (for Mr. Baumgarten)	Exhibit 10.2(b) to 3/31/14 10-Q
10.10(d)*	Form of Director Stock Option Agreement	Exhibit 10.2(c) to 3/31/14 10-Q
10.10(e)*	Form of Restricted Stock award (standard)	Exhibit 10.2(d) to 3/31/14 10-Q
10.10(f)*	Form of Restricted Stock Award (for Mr. Baumgarten)	Exhibit 10.2(e) to 3/31/14 10-Q
10.10(g)*	Form of Restricted Stock Award (for directors)	Exhibit 10.2(f) to 3/31/14 10-Q

10.11*	Bank Mutual Corporation Management Incentive Plan	Exhibit 10.11(b) to the 2011 10-K

21.1	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

101	The following materials are provided from Bank Mutual Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Mutual Savings Bank is now known as “Bank Mutual.”

