Form 10-Q
period 2015-03-31
BANK MUTUAL CORP
filed 2015-05-05
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes      ☐           No      ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,631,125 shares, at May 1, 2015.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	March 31	December 31
	2015	2014
	(Dollars in thousands)
Assets

Cash and due from banks	$28,844	$34,727
Interest-earning deposits	9,250	11,450
Cash and cash equivalents	38,094	46,177
Mortgage-related securities available-for-sale, at fair value	411,891	321,883
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $134,970 in 2015 and $134,117 in 2014)	131,817	132,525
Loans held-for-sale	4,613	3,837
Loans receivable (net of allowance for loan losses of $21,145 in 2015 and $22,289 in 2014)	1,632,072	1,631,303
Mortgage servicing rights, net	7,641	7,867
Other assets	183,743	184,854

Total assets	$2,409,871	$2,328,446

Liabilities and equity

Liabilities:
Deposit liabilities	$1,743,665	$1,718,756
Borrowings	313,349	256,469
Advance payments by borrowers for taxes and insurance	13,311	4,742
Other liabilities	56,717	63,988
Total liabilities	2,127,042	2,043,955
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2015 and 2014
Issued and outstanding–none in 2015 and 2014	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2015 and 2014
Issued–78,783,849 shares in 2015 and 2014
Outstanding–46,642,625 shares in 2015 and 46,568,284 in 2014	788	788
Additional paid-in capital	486,086	488,467
Retained earnings	160,749	159,065
Accumulated other comprehensive loss	(10,118)	(11,136)
Treasury stock–32,141,224 shares in 2015 and 32,215,565 in 2014	(354,676)	(356,467)
Total shareholders’ equity	282,829	280,717
Non-controlling interest in real estate partnership	–	3,774
Total equity including non-controlling interest	282,829	284,491

Total liabilities and equity	$2,409,871	$2,328,446

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,517	$16,292
Mortgage-related securities	2,842	3,356
Investment securities	47	22
Interest-earning deposits	4	3
Total interest income	19,410	19,673
Interest expense:
Deposit liabilities	1,094	1,363
Borrowings	1,152	1,163
Total interest expense	2,246	2,526
Net interest income	17,164	17,147
Provision for (recovery of) loan losses	(964)	13
Net interest income after provision for loan losses	18,128	17,134
Non-interest income:
Deposit-related fees and charges	2,803	2,858
Brokerage and insurance commissions	1,166	688
Mortgage banking revenue, net	866	630
Loan-related fees	437	226
Income from bank-owned life insurance (“BOLI”)	469	467
Loss on real estate held for investment	(320)	–
Other non-interest income	125	26
Total non-interest income	5,546	4,895
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	11,164	9,859
Occupancy, equipment, and data processing costs	3,800	3,350
Federal insurance premiums	370	374
Advertising and marketing	312	464
Losses and expenses on foreclosed real estate, net	145	361
Other non-interest expense	2,266	2,351
Total non-interest expense	18,057	16,759
Income before income taxes	5,617	5,270
Income tax expense	2,064	2,438
Net income before non-controlling interest	3,553	2,832
Net loss attributable to non-controlling interest	–	12

Net income	$3,553	$2,844

Per share data:
Earnings per share–basic	$0.08	$0.06
Earnings per share–diluted	$0.08	$0.06
Cash dividends per share paid	$0.04	$0.03

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)

Net income before non-controlling interest	$3,553	$2,832
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $417 in 2015 and $337 in 2014	623	503
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $265 in 2015 and $68 in 2014	395	101
Total other comprehensive income, net of tax	1,018	604
Total comprehensive income before non-controlling interest	4,571	3,436
Comprehensive loss attributable to non-controlling interest	–	12

Total comprehensive income	$4,571	$3,448

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2015	$788	$488,467	$159,065	$(11,136)	$(356,467)	$3,774	$284,491
Net income	–	–	3,553	–	–	–	3,553
Decrease in non-controlling interest in real estate partnership	–	–	–	–	–	(3,774)	(3,774)
Other comprehensive income	–	–	–	1,018	–	–	1,018
Purchase of treasury stock	–	–	–	–	(1,190)	–	(1,190)
Issuance of restricted stock	–	(2,366)	–	–	2,366	–	–
Exercise of stock options	–	(402)	–	–	615	–	213
Share based payments	–	387	–	–	–	–	387
Cash dividends ($0.04 per share)	–	–	(1,869)	–	–	–	(1,869)

Balance at March 31, 2015	$788	$486,086	$160,749	$(10,118)	$(354,676)	–	$282,829

Balance at January 1, 2014	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922
Net income	–	–	2,844	–	–	–	2,844
Net loss attributable to non-controlling interest	–	–	–	–	–	(12)	(12)
Other comprehensive income	–	–	–	604	–	–	604
Equity contribution by non-controlling interest	–	–	–	–	–	900	900
Issuance of restricted stock	–	(1,379)	–	–	1,379	–	–
Share based payments	–	237	–	–	–	–	237
Cash dividends ($0.03 per share)	–	–	(1,397)	–	–	–	(1,397)

Balance at March 31, 2014	$788	$488,096	$152,831	$(1,715)	$(356,675)	$3,773	$287,098

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Operating activities:
Net income	$3,553	$2,844
Adjustments to reconcile net income to net cash from operating activities:
Provision for (recovery of) loan losses	(964)	13
Loss on foreclosed real estate, net	35	234
Provision for depreciation	775	698
Amortization of mortgage servicing rights	508	422
Decrease in MSR valuation allowance	–	(1)
Net premium amortization on securities	446	478
Loans originated for sale	(26,130)	(13,043)
Proceeds from loan sales	25,770	10,784
Gain on loan sales activities, net	(698)	(336)
Deferred income tax expense	2,065	1,510
Loss on real estate held for investment	320	–
Other, net	(9,239)	(5,936)
Net cash used by operating activities	(3,559)	(2,333)
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	24,819	25,994
Principal repayments on mortgage-related securities held-to-maturity	580	385
Purchases of mortgage-related securities available-for-sale	(114,105)	–
Purchases of FHLB of Chicago stock	(1,758)	(995)
Net decrease (increase) in loans receivable	(956)	5,793
Proceeds from sale of foreclosed properties	747	687
Net purchases of premises and equipment	(1,407)	(516)
Net cash provided (used) by investing activities	(92,080)	31,348
Financing activities:
Net increase (decrease) in deposit liabilities	24,875	(20,212)
Net increase (decrease) in short-term borrowings	57,200	(15,000)
Repayments of long-term borrowings	(320)	(304)
Net increase in advance payments by borrowers for taxes and insurance	8,569	9,569
Cash dividends	(1,869)	(1,397)
Purchases of treasury stock	(1,190)	–
Other, net	291	949
Net cash provided (used) by financing activities	87,556	(26,395)
Increase (decrease) in cash and cash equivalents	(8,083)	2,620
Cash and cash equivalents at beginning of period	46,177	42,456
Cash and cash equivalents at end of period	$38,094	$45,076
Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$2,134	$2,524
Income taxes	164	905
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	1,151	919

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For the three months ended March 31, 2014, $226 that was originally reported in that period as a component of “other non-interest income” was reclassified to “loan-related fees” to conform to the presentation format in 2015.

In the first quarter of 2015 the Company determined that it was no longer necessary under GAAP to consolidate a partial interest it has in a real estate partnership. This change eliminated the non-controlling interest entries in the Company’s Unaudited Consolidated Statements of Financial Condition and Statement of Income as of and for the period ended March 31, 2015, respectively. Effective with this change, the Company determined that the equity method of accounting was appropriate for its ownership interest in this partnership. As such, the $901 carrying value of the Company’s interest in the partnership at March 31, 2015, was included as a component of other assets and its $2 interest in the loss of the partnership during the three months ended March 31, 2015, was included as a component of other non-interest income.

In 2014 the FASB issued new accounting guidance related to the classification and measurement of certain government-guaranteed mortgages upon foreclosure. The guidance is effective for fiscal years and interim periods beginning after December 15, 2014, which was the first quarter of 2015 for the Company. The Company’s adoption of this new guidance did not have a material impact on its results of operations or financial condition.

In 2014 the FASB issued new accounting guidance related to the recognition of revenue from contracts with customers. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016, which will be the first quarter of 2017 for the Company. The Company’s adoption of this new guidance is not expected to have a material impact on its results of operations or financial condition.

In the first quarter of 2015 the FASB issued new accounting guidance relating to the consolidation of legal entities for financial reporting purposes. For public companies, the guidance is effective for periods beginning after December 15, 2015, which will be the first quarter of 2016 for the Company. The Company’s adoption of this new guidance is not expected to have a material impact on its results of operations or financial condition.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$220,463	$3,877	$(29)	$224,311
Federal National Mortgage Association	157,452	2,632	(93)	159,991
Government National Mortgage Association	24	5	–	29
Private-label CMOs	27,185	630	(255)	27,560
Total available-for-sale	$405,124	$7,144	$(377)	$411,891
Securities held-to-maturity:
Federal National Mortgage Association	$131,817	$3,153	–	$134,970
Total held-to-maturity	$131,817	$3,153	–	$134,970

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$165,632	$3,590	$(54)	$169,168
Federal National Mortgage Association	121,501	1,862	(154)	123,209
Government National Mortgage Association	25	4	–	29
Private-label CMOs	28,998	707	(228)	29,477
Total available-for-sale	$316,156	$6,163	$(436)	$321,883
Securities held-to-maturity:
Federal National Mortgage Association	$132,525	$1,592	–	$134,117
Total held-to-maturity	$132,525	$1,592	–	$134,117

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	March 31, 2015
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$29	3	$19,639	–	–	–	$29	$19,639
Federal National Mortgage Association	–	–	–	$93	3	$12,875	93	12,875
Private-label CMOs	112	6	7,511	143	5	6,564	255	14,075
Total available-for-sale	$141	9	$27,150	$236	8	$19,439	$377	$46,589

	December 31, 2014
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$9	2	$5,831	$45	1	$5,180	$54	$11,011
Federal National Mortgage Association	–	–	–	154	3	13,556	154	13,556
Private-label CMOs	12	1	1,363	216	9	11,821	228	13,184
Total available-for-sale	$21	3	$7,194	$415	13	$30,557	$436	$37,751

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of March 31, 2015, and December 31, 2014. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of March 31, 2015, and December 31, 2014, the Company had private-label CMOs, with a fair value of $21,987 and $23,254, respectively, and unrealized gains of $387 and $480, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated for private label CMOs, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended March 31
	2015	2014
Beginning balance of unrealized OTTI related to credit losses	$789	$789
Reductions for actual losses realized	(68)	–
Reductions for increase in cash flows expected to be received	(29)	–
Ending balance of unrealized OTTI related to credit losses	$692	$789
Adjusted cost at end of period	$5,230	$6,773
Estimated fair value at end of period	$5,747	$7,402

Results of operations included no gross realized gains or losses on the sale of securities during either of the three-month periods ended March 31, 2015 or 2014.

Mortgage-related securities available-for-sale with a fair value of approximately $64,349 and $79,753 at March 31, 2015, and December 31, 2014, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	March 31	December 31
	2015	2014
Commercial loans:
Commercial and industrial	$242,108	$226,537
Commercial real estate	264,344	263,512
Multi-family real estate	317,558	322,413
Construction and development loans:
Commercial real estate	44,758	42,405
Multi-family real estate	220,812	211,239
Land and land development	4,629	5,069
Total construction and development	270,199	258,713
Total commercial loans	1,094,209	1,071,175
Retail loans:
One- to four-family first mortgages:
Permanent	472,504	480,102
Construction	25,578	23,905
Total one- to four-family first mortgages	498,082	504,007
Home equity loans:
Fixed term home equity	133,751	139,046
Home equity lines of credit	77,955	80,692
Total home equity loans	211,706	219,738
Other consumer loans:
Student	9,296	9,692
Other	12,275	12,681
Total other consumer loans	21,571	22,373
Total retail loans	731,359	746,118
Gross loans receivable	1,825,568	1,817,293
Undisbursed loan proceeds	(171,089)	(162,471)
Allowance for loan losses	(21,145)	(22,289)
Deferred fees and costs, net	(1,262)	(1,230)
Total loans receivable, net	$1,632,072	$1,631,303

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At March 31, 2015, and December 31, 2014, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $418,000 and $342,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,074,119 and $1,087,107 at March 31, 2015, and December 31, 2014, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

	At or for the Three Months Ended March 31, 2015
	Commercial and Industrial	Commercial Real Estate	Multi-Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Provision	(458)	(318)	(111)	(7)	(120)	50	(964)
Charge-offs	–	–	–	–	(78)	(200)	(278)
Recoveries	4	54	–	–	11	29	98
Ending balance	$1,895	$6,616	$5,967	$2,794	$2,817	$1,056	$21,145
Loss allowance individually evaluated for impairment	–	$262	$629	–	–	–	$891
Loss allowance collectively evaluated for impairment	$1,895	$6,354	$5,338	$2,794	$2,817	$1,056	$20,254

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$11,468	$15,266	$9,132	$2,137	$4,545	$482	$43,030
Loans collectively evaluated for impairment	230,640	249,075	308,426	115,506	475,007	232,795	1,611,449
Total loans receivable	$242,108	$264,341	$317,558	$117,643	$479,552	$233,277	$1,654,479

	At or for the Three Months Ended March 31, 2014
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Provision	685	617	228	(1,731)	57	157	13
Charge-offs	–	(30)	–	–	(210)	(143)	(383)
Recoveries	–	100	–	142	129	11	382
Ending balance	$3,288	$7,064	$6,159	$2,571	$3,196	$1,299	$23,577
Loss allowance individually evaluated for impairment	$16	$660	$676	–	–	–	$1,352
Loss allowance collectively evaluated for impairment	$3,272	$6,404	$5,483	$2,571	$3,196	$1,299	$22,225

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$5,385	$27,613	$9,430	$2,308	$4,142	$634	$49,512
Loans collectively evaluated for impairment	176,736	244,623	247,408	96,908	463,692	247,903	1,477,270
Total loans receivable	$182,121	$272,236	$256,838	$99,216	$467,834	$248,537	$1,526,782

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in net charge-offs, real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in a decrease in the total allowance for loan losses of $1,131 during the three months ended March 31, 2015, and a decrease of $340 during the three months ended March 31, 2014.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	March 31, 2015
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	–	–	–	–	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	–	–	–	–	–
Commercial real estate:
Office	$1,922	$1,938	$262	$1,922	–
Retail/wholesale/mixed	–	–	–	–	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	1,922	1,938	262	1,922	–
Multi-family real estate	1,389	1,389	629	1,396	$7
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–	–	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$3,311	$3,327	$891	$3,318	$7

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$102	$227	–	$152	$1
Lines of credit	34	40	–	17	1
Total commercial and industrial	136	267	–	169	2
Commercial real estate:
Office	599	769	–	604	5
Retail/wholesale/mixed	1,733	2,136	–	1,635	34
Industrial/warehouse	208	265	–	210	4
Other	25	159	–	27	4
Total commercial real estate	2,565	3,329	–	2,476	47
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	597	597	–	597	–
Multi-family real estate	–	–	–	–	–
Land and land development	183	223	–	195	5
Total construction and development	780	820	–	792	5
One- to four-family	3,863	4,407	–	4,006	16
Home equity and other consumer:
Home equity	381	581	–	437	2
Student	–	–	–	–	–
Other	101	124	–	105	–
Total home equity and other consumer	482	705	–	542	2
Total with no allowance recorded	$7,826	$9,528	–	$7,985	$72

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

	December 31, 2014
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

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	March 31, 2015
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$61,904	$1,784	$829	$821	$65,338
Lines of credit	134,802	27,584	3,737	10,647	176,770
Total commercial and industrial	196,706	29,368	4,566	11,468	242,108
Commercial real estate:
Office	54,265	5,419	15,258	4,909	79,851
Retail/wholesale/mixed use	105,879	6,100	20,816	7,238	140,033
Industrial/warehouse	33,779	1,889	618	3,094	39,380
Other	5,052	–	–	25	5,077
Total commercial real estate	198,975	13,408	36,692	15,266	264,341
Multi-family real estate	300,904	7,522	–	9,132	317,558
Construction and development:
Commercial real estate	19,940	–	–	597	20,537
Multi-family real estate	92,477	–	–	–	92,477
Land and land development	3,005	84	–	1,540	4,629
Total construction/development	115,422	84		2,137	117,643
One- to four-family	472,817	745	1,445	4,545	479,552
Home equity and other consumer:
Home equity	211,325	–	–	381	211,706
Student	9,296	–	–	–	9,296
Other	12,143	–	31	101	12,275
Total home equity and other consumer	232,764	–	31	482	233,277
Total	$1,517,588	$51,127	$42,734	$43,030	$1,654,479

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at March 31, 2015, or December 31, 2014. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at March 31, 2015, or December 31, 2014.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	March 31, 2015
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	–	$83	$83	$65,255	$65,338	$102
Lines of credit	$108	$22	–	130	176,640	176,770	34
Total commercial and industrial	108	22	83	213	241,895	242,108	136
Commercial real estate:
Office	237	–	1,922	2,159	77,692	79,851	2,521
Retail/wholesale/mixed	966	158	554	1,678	138,355	140,033	1,733
Industrial/warehouse	208	–	–	208	39,172	39,380	208
Other	–	–	–	–	5,077	5,077	25
Total commercial real estate	1,411	158	2,476	4,045	260,296	264,341	4,487
Multi-family real estate	547	–	–	547	317,011	317,558	1,389
Construction and development:
Commercial real estate	–	–	597	597	19,940	20,537	597
Multi-family real estate	–	–	–	–	92,477	92,477	–
Land and land development	82	–	–	82	4,547	4,629	183
Total construction	82	–	597	679	116,964	117,643	780
One- to four-family	8,414	1,430	3,750	13,594	465,958	479,552	3,863
Home equity and other consumer:
Home equity	696	252	381	1,329	210,377	211,706	381
Student	62	144	312	518	8,778	9,296	–
Other	76	32	101	209	12,066	12,275	101
Total home equity and other consumer	834	428	794	2,056	231,221	233,277	482
Total	$11,396	$2,038	$7,700	$21,134	$1,633,345	$1,654,479	$11,137

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

As of March 31, 2015, and December 31, 2014, $312 and $540 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of March 31, 2015, and December 31, 2014, TDRs were $5,085 and $4,872, respectively, and consisted primarily of one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $3,353 and $3,315, respectively. Additions to TDRs during the three month periods ended March 31, 2015 and 2014, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same three and twelve month periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Three Months Ended March 31
	2015	2014
MSRs at beginning of the period, net	$7,867	$8,737
Additions	282	120
Amortization	(508)	(422)
Decrease in valuation allowance	–	(1)
MSRs at end of the period, net	$7,641	$8,434

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for nine months ending December 31:	2015	$938
Estimate for years ending December 31:	2016	1,079
	2017	937
	2018	799
	2019	680
	2020	652
	Thereafter	2,556
	Total	$7,641

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of March 31, 2015. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	March 31	December 31
	2015	2014
Accrued interest:
Loans receivable	$4,691	$4,748
Mortgage-related securities	1,177	1,027
Interest-earning deposits	1	–
Total accrued interest	5,869	5,775
Foreclosed properties and repossessed assets:
Commercial real estate	2,744	2,566
Land and land development	1,349	1,693
One-to four-family	944	409
Total foreclosed properties and repossessed assets	5,037	4,668
Bank-owned life insurance	60,272	59,830
Premises and equipment, net	51,384	52,594
Deferred tax asset, net	22,997	25,595
Federal Home Loan Bank stock, at cost	15,967	14,209
Other assets	22,217	22,183
Total other assets	$183,743	$184,854

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

5. Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,646 and $3,243 at March 31, 2015, and December 31, 2014, respectively.

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	March 31	December 31
	2015	2014
Checking accounts:
Non-interest-bearing	$192,056	$187,852
Interest-bearing	248,840	253,595
Total checking accounts	440,896	441,447
Money market accounts	536,729	532,705
Savings accounts	222,684	220,557
Certificates of deposit:
Due within one year	344,218	383,814
After one but within two years	110,861	66,586
After two but within three years	65,661	48,328
After three but within four years	12,271	10,401
After four but within five years	10,345	14,918
Total certificates of deposits	543,356	524,047
Total deposit liabilities	$1,743,665	$1,718,756

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	March 31, 2015		December 31, 2014
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$20,000	0.13%	$42,800	0.13%
FHLB term advances maturing in:
2015	95,950	0.21	18,450	0.79
2016	48,450	0.82	48,450	0.82
2017	35,256	1.45	32,765	1.50
2018	37,247	2.15	37,293	2.16
2019	19,262	3.00	19,307	3.00
2020 and thereafter	57,184	3.65	57,404	3.65
Total borrowings	$313,349	1.47%	$256,469	1.78%

All of the Company’s term advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

8. Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies and as defined in applicable regulations. Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by federal regulation to ensure capital adequacy require the Company and Bank to maintain minimum capital amounts and ratios as shown in the following table and as defined in the applicable regulations. Management believes, as of March 31, 2015, that the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated. However, it should be noted that the Company was not subject to regulatory capital regulations prior to January 1, 2015, nor was the Bank subject to a common equity tangible Tier 1 (“CET1”) capital requirement prior to that same date. Furthermore, effective January 1, 2015, new regulatory capital adequacy requirements became effective which changed the inputs and methodology for computing the total capital, Tier 1 capital, and Tier 1 leverage capital ratios after that date.

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
At the Company:
Total capital	$302,720	17.46%	$138,687	8.00%	$173,359	10.00%
Tier 1 capital	281,575	16.24	104,015	6.00	138,687	8.00
CET1 capital	281,575	16.24	78,011	4.50	112,683	6.50
Tier 1 leverage capital	281,575	11.97	94,076	4.00	117,595	5.00
At the Bank:
Total capital	273,816	15.80	138,663	8.00	173,329	10.00
Tier 1 capital	252,671	14.58	103,997	6.00	138,663	8.00
CET1 capital	252,671	14.58	77,998	4.50	112,664	6.50
Tier 1 leverage capital	252,671	10.74	94,110	4.00	117,638	5.00

As of December 31, 2014
At the Bank:
Total capital	$285,406	18.19%	$125,489	8.00%	$156,861	10.00%
Tier 1 capital	265,765	16.94	62,744	4.00	94,117	6.00
Tier 1 leverage capital	265,765	11.44	92,957	4.00	116,197	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31
	2015	2014
Basic earnings per share:
Net income	$3,553	$2,844
Weighted average shares outstanding	46,240,124	46,249,884
Vested restricted stock for period	48,887	31,561
Basic shares outstanding	46,289,011	46,281,445
Basic earnings per share	$0.08	$0.06

Diluted Earnings Per Share:
Net income	$3,553	$2,844
Weighted average shares outstanding used in basic earnings per share	46,289,011	46,281,445
Net dilutive effect of:
Stock option shares	338,013	275,829
Non-vested restricted stock	30,244	33,221
Diluted shares outstanding	46,657,268	46,590,495
Diluted earnings per share	$0.08	$0.06

The Company had stock options for 452,200 shares outstanding as of March 31, 2015, and for 1,976,500 shares as of March 31, 2014, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These options had weighted average exercise prices of $7.81 and $10.19 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $192 and $170 during the three months ended March 31, 2015 and 2014, respectively.

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

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

10. Employee Benefit Plans (continued)

In a prior period the Company closed the qualified defined benefit pension plan and supplemental plan to employees that were not eligible to participate in the plan as of the closing date, as well as any employees hired after that date. In addition, the Company reduced certain benefits paid under the plans and froze the benefits of participants in the plans that had less than 20 years of service.

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended
	March 31
	2015	2014
Service cost	$242	$224
Interest cost	660	667
Expected return on plan assets	(735)	(722)
Amortization of net loss from earlier periods	656	165
Net periodic benefit cost	$823	$334

The net periodic benefit cost for the Company’s supplemental plan was $122 and $115 for the three months ended March 31, 2015 and 2014, respectively. The amount in 2015 consisted of interest cost of $99 and amortization of net loss from earlier periods of $23. The amount in 2014 consisted of interest cost of $113 and amortization of net loss from earlier periods of $2. The amount of the 2015 contribution, if any, will be determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2015. As of March 31, 2015, the amount of the 2015 contribution, if any, was unknown. No contribution is necessary for the supplemental pension plan.

11. Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). Options granted under the 2004 Plan vested over five years and had expiration terms of ten years. The 2004 Plan also provided for management recognition plan (“MRP”) awards that also vested over five years. No awards may be made under the 2004 Plan after February 1, 2014.

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of March 31, 2015, 2,709,700 shares remain eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $204 and $90 for the three month periods ended March 31, 2015 and 2014, respectively. Outstanding non-vested restricted stock grants had a fair value of $2,636 and an unamortized cost of $2,229 at March 31, 2015. The cost of these shares is expected to be recognized over a weighted-average period of 1.5 years.

During the three months ended March 31, 2015 and 2014, the Company recorded stock option compensation expense of $105 and $98, respectively. As of March 31, 2015, there was $954 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Three Months Ended March 31
	2015		2014
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,631,000	$5.2980	2,955,000	$8.0742
Granted	37,000	6.7000	228,500	7.1700
Exercised	(50,000)	4.2690	–	–
Forfeited	(8,800)	5.0802	(10,000)	10.6730
Outstanding at end of period	1,609,200	$5.3634	3,173,500	$8.0010

The following table provides additional information regarding the Company’s outstanding options as of March 31, 2015.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	3.1	–	–	32,000	–
$12.025	3.4	–	–	50,000	–
$7.226	5.1	10,000	$1	40,000	$4
$4.740	5.7	14,000	36	56,000	144
$5.050	5.8	65,000	148	267,000	606
$4.300	6.0	5,000	15	20,000	60
$3.720	6.3	7,000	25	10,500	38
$3.390	6.8	146,000	574	228,500	898
$3.800	7.0	6,000	21	4,000	14
$4.820	7.8	165,000	413	123,000	308
$5.360	8.1	16,000	31	4,000	8
$5.700	8.2	16,000	26	4,000	6
$6.340	8.4	8,000	8	2,000	2
$7.170	8.8	168,000	25	57,700	9
$6.010	9.1	7,500	10	–	–
$5.850	9.1	20,000	29	–	–
$6.100	9.4	20,000	24	–	–
$6.700	9.8	37,000	23	–	–
Total		710,500	$1,409	898,700	$2,097
Weighted-average remaining contractual life		7.8 years		6.3 years
Weighted-average exercise price		$5.3365		$5.3848

There were 50,000 options exercised during the three months ended March 31, 2015, which had an intrinsic value of $143. There were no options exercised during the three months ended March 31, 2014. The weighted average grant date fair value of non-vested options at March 31, 2015, was $1.53 per share. During the three months ended March 31, 2015, options for 37,000 shares were granted, options for 243,200 shares became vested, and non-vested options for 8,800 shares were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 37,000 options granted during the three month period ended March 31, 2015: risk free rate of 1.75%, dividend yield of 2.40%, expected stock volatility of 31%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.09 per option using these assumptions. The following weighted-average assumptions were used to value 228,500 options granted during the three month period ended March 31, 2014: risk free rate of 2.40%, dividend yield of 1.66%, expected stock volatility of 32%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.34 per option using these assumptions.

12. Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	March 31	December 31
	2015	2014
Unused commercial lines of credit	$110,250	$104,406
Commercial loans	1,482	4,609
Standby letters of credit	4,091	3,774
Real estate loan commitments:
Fixed rate	29,010	33,040
Adjustable rate	279,350	216,714
Unused consumer lines of credit	166,813	165,600

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”) or the FHLB of Chicago. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings. As of March 31, 2015, and December 31, 2014, net unrealized gains of $120 and $84, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains of $133 and $117 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments are designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk (continued)

derivatives will be carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in other non-interest income. During the three months ended March 31, 2015 and 2014, net unrealized gains of $2,498 and $74, respectively, and net losses of $2,498 and $74, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$15,299	$386	$7,219	$142
Forward commitments to sell loans	16,182	(266)	7,415	(58)
Embedded derivatives on commercial loans	23,933	910	23,985	649
Receive-fixed interest rate swaps	31,189	1,588	20,144	910
Pay-fixed interest rate swaps	55,122	(2,498)	44,129	(1,559)
Net unrealized gains		$120		$84

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended March 31, 2015.

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

March 31, 2015

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of March 31, 2015:

	Weighted-Average	Range
Loan size	$118	$1-$417
Contractual interest rate	3.76%	2.00%-7.15%
Constant prepayment rate (“CPR”)	10.52%	5.59%-22.17%
Remaining maturity in months	227	5-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.55%	9.50%-11.25%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at March 31, 2015 or December 31, 2014. Accordingly, the Company had no valuation allowance as of March 31, 2015, or December 31, 2014. The Company recorded a gain of $1 in the three months ended March 31, 2014, which was the change in the valuation allowance during that period.

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

March 31, 2015

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	March 31 2015		December 31 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$38,094	$38,094	$46,177	$46,177
Mortgage related securities available-for-sale	411,891	411,891	321,883	321,883
Mortgage related securities held-to-maturity	131,817	134,970	132,525	134,117
Loans held-for-sale	4,613	4,613	3,837	3,837
Loans receivable, net	1,632,072	1,656,707	1,631,303	1,653,170
Mortgage servicing rights, net	7,641	9,279	7,867	9,550
Federal Home Loan Bank stock	15,967	15,967	14,209	14,209
Accrued interest receivable	5,869	5,869	5,774	5,774
Deposit liabilities	1,743,665	1,745,670	1,718,756	1,620,375
Borrowings	313,349	322,821	256,469	264,659
Advance payments by borrowers	13,311	13,311	4,742	4,742
Accrued interest payable	604	604	492	492
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	386	386	142	142
Forward commitments to sell loans	(266)	(266)	(58)	(58)
Embedded derivatives on commercial loans	910	910	649	649
Receive-fixed interest rate swaps	1,588	1,588	910	910
Pay-fixed interest rate swaps	(2,498)	(2,498)	(1,559)	(1,559)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At March 31, 2015
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$4,613	–	$4,613
Mortgage-related securities available-for-sale	–	411,891	–	411,891

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,837	–	$3,837
Mortgage-related securities available-for-sale	–	321,883	–	321,883

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At March 31, 2015, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6-12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $891 was recorded for loans with a recorded investment of $43,885 at March 31, 2015. These amounts were $904 and $45,425 at December 31, 2014, respectively. Provision for loan losses related to these loans was a recovery of $14 during the three month period ended March 31, 2015, and a provision of $316 during the twelve month period ended December 31, 2014. Provision for loan losses related to impaired loans at March 31, 2014, was $353 for the three months ended March 31, 2014.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of March 31, 2015, $4,018 in foreclosed properties was valued at collateral value compared to $4,311 at December 31, 2014. Losses of $54 and $856 related to these foreclosed properties were recorded during the three months ended March 31, 2015, and the twelve months ended December 31, 2014, respectively. Losses on foreclosed properties valued at collateral value at March 31, 2014 were $248 for the three months ended March 31, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels, including the possible effects of new regulatory capital requirements under Basel III; recent, pending, and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); potential regulatory or other actions affecting the Company or the Bank; potential changes in Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which could impact the home mortgage market; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2014 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $3.6 million or $0.08 per diluted share during the three months ended March 31, 2015, compared to $2.8 million or $0.06 per diluted share during the same period in 2014. Net income during these periods represented a return on assets (“ROA”) of 0.60% and 0.49%, respectively, and a return on equity (“ROE”) of 5.04% and 4.03%, respectively. The improvement in the 2015 quarter was due primarily to a recovery of loan losses in the 2015 period and higher brokerage and insurance commissions compared to the first quarter of 2014. Also contributing were higher mortgage banking revenue and loan-related fees, as well as lower income tax expense. These developments were partially offset by higher compensation-related costs, higher occupancy, equipment, and data processing costs, and a loss on real estate held for investment in the 2015 quarter. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended March 31, 2015 and 2014.

Net Interest Income The Company’s net interest income increased slightly during the first three months of 2015 compared to the same period in 2014. This increase was primarily attributable to a $54.0 million or 2.6% increase in average earning assets between the periods, which was principally due to growth in the Company’s average loans receivable. Average loans receivable increased by $124.5 million or 8.3% during the three months ended March 31, 2015, compared to the same period in 2014. Management believes this annual rate of loan growth may be sustainable for the foreseeable future, although there can be no assurances.

The favorable impact of loan growth on net interest income was partially offset by an eight basis point decrease in the Company’s net interest margin in the first quarter of 2015 compared to the same quarter in the prior year. Net interest margin was 3.19% in the 2015 quarter compared to 3.27% in the 2014 quarter. During the quarter just ended, the average yield on the Company’s earning assets declined by 15 basis points compared to same period last year, but its average cost of funds declined by only six basis points between those periods. The decline in the average yield on earning assets was due in part to the continued repricing of the Company’s loan and securities portfolios to modestly lower levels in the current interest rate environment. The six basis point decline in the Company’s average cost of funds between the 2015 and 2014 quarters was due primarily to a nine basis point decline in the average cost of the Company’s certificates of deposit, also due to continued repricing of such deposits at lower rates. However, it should be noted that the Company’s average cost of certificates of deposit actually increased by five basis points in the first quarter of 2015 compared to the preceding fourth quarter of 2014. In recent months the Company has increased rates and lengthened maturity terms on certain of the certificates of deposit it offers customers in an effort to fund growth in earning assets and to manage exposure to future changes in interest rates. Accordingly, management believes that the Company’s certificates of deposit, which increased by $19.3 million or 3.7% during the first three months of 2015, may continue to increase in the near term and that the average cost of such deposits may also continue to increase in the future.

Also contributing to the six basis point decline in the Company’s average cost of funds in the first quarter of 2015 was an increase in average borrowings from the FHLB of Chicago compared to the same quarter in 2014. This increase was primarily in overnight and short-term borrowings, which were drawn to fund the aforementioned growth in earning assets between the periods. These borrowings typically have a lower interest cost than deposit liabilities, particularly certificates of deposit, which effectively reduces the Company’s average cost of funds. Management expects to replace these borrowings in the near term with increases in certificates of deposit, as described in the previous paragraph. However, there can be no assurances. If this occurs, management anticipates that the Company’s average cost of funds will increase in the near term.

Management believes the Company’s quarterly net interest margin will continue to trend modestly lower in the near term due to the reasons noted in the preceding paragraphs. Although a decline in net interest margin would generally have a negative impact on the Company’s net interest income, management anticipates that such impact may be more than offset by future growth in the Company’s earning assets, similar to that experienced in the first quarter of 2015, although such cannot be assured.

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

	Three Months Ended March 31
	2015				2014
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,619,379		$16,517	4.08%	$1,494,848		$16,292	4.36%
Mortgage-related securities	504,368		2,842	2.25	582,234		3,356	2.31
Investment securities (2)	14,860		47	1.27	13,050		22	0.67
Interest-earning deposits	15,206		4	0.11	9,689		3	0.12
Total interest-earning assets	2,153,813		19,410	3.60	2,099,821		19,673	3.75
Non-interest-earning assets	226,052				226,867
Total average assets	$2,379,865				$2,326,688

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$218,458		14	0.03	$220,613		13	0.02
Money market accounts	510,585		185	0.14	492,744		179	0.15
Interest-bearing demand accounts	239,079		8	0.01	232,479		7	0.01
Certificates of deposit	537,492		887	0.66	617,409		1,164	0.75
Total deposit liabilities	1,505,614		1,094	0.29	1,563,245		1,363	0.35
Advance payments by borrowers for taxes and insurance	9,203		–	0.00	8,749		–	0.00
Borrowings	291,441		1,152	1.58	239,843		1,163	1.94
Total interest-bearing liabilities	1,806,258		2,246	0.50	1,811,837		2,526	0.56
Non-interest-bearing liabilities:
Non-interest-bearing deposits	192,373				160,672
Other non-interest-bearing liabilities	99,334				71,863
Total non-interest-bearing liabilities	291,707				232,535
Total liabilities	2,097,965				2,044,372
Total equity	281,900				282,316
Total average liabilities and equity	$2,379,865				$2,326,688
Net interest income and net interest rate spread			$17,164	3.10%			$17,147	3.19%
Net interest margin				3.19%				3.27%
Average interest-earning assets to average interest-bearing liabilities	1.19	x			1.16	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended March 31, 2015 Compared to March 31, 2014
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,309	$(1,084)	$225
Mortgage-related securities	(429)	(85)	(514)
Investment securities	3	22	25
Interest-earning deposits	2	(1)	1
Total interest-earning assets	885	(1,148)	(263)
Interest-bearing liabilities:
Savings accounts	(5)	6	1
Money market accounts	7	(1)	6
Interest-bearing demand accounts	–	1	1
Certificates of deposit	(141)	(136)	(277)
Total deposit liabilities	(139)	(130)	(269)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	225	(236)	(11)
Total interest-bearing liabilities	86	(366)	(280)
Net change in net interest income	$799	$(782)	$17

Provision for Loan Losses The Company’s provision for (recovery of) loan losses was $(964,000) in the first quarter of 2015 compared to $13,000 in the same quarter last year. A continued decline in the Company’s actual loan charge-off experience in recent periods has had a favorable impact on the methodology the Company uses to compute general valuation allowances, which is the principal reason for the loss recovery in the first quarter of the year. Also contributing was a continued decline in the level of the Company’s non-performing and classified loans (for additional discussion refer to “Financial Condition—Asset Quality,” below). General economic, employment, and real estate conditions continue to be stable in the Company’s markets. If such conditions continue in the near term and the Company continues to experience stable or reduced levels of non-performing loans, classified loans, and/or loan charge-off experience, management anticipates that the provision for (recovery of) loan losses may continue to be net recoveries for the remainder of 2015. However, there can be no assurances that these trends will continue or that classified loans, non-performing loans, and/or loan charge-off experience will be stable or trend lower in future periods. Accordingly, there can be no assurances that the Company’s provision for (recovery of) loan losses will not fluctuate considerably from period to period.

Non-Interest Income Total non-interest income increased by $651,000 or 13.3% during the three months ended March 31, 2015, compared to the same period in 2014. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges declined by $55,000 or 1.9% during the three months ended March 31, 2015, compared to the same period in the previous year. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the decline in deposit-related fees and charges to changes in customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and from check printing commissions. These developments were partially offset by increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors.

Brokerage and insurance commissions were $1.2 million during the first quarter of 2015, which was $478,000 or almost 70% higher than the same quarter in the previous year. This revenue item generally consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. However, the Company recently entered into a new relationship with a third-party financial service provider that will enable the Company to expand the investment products and services that it provides to its brokerage and investment advisory customers. In consideration for this new relationship, the Company received a one-time, non-refundable, incentive payment from the third party. This incentive payment accounted for the increase in this revenue item in the first quarter of 2015. The impact of this payment was partially offset by a decline in commissions from sales of tax-deferred annuities in the first quarter of 2015 compared to the same quarter of last year.

Mortgage banking revenue, net, was $866,000 and $630,000 during three-month periods ended March 31, 2015 and 2014, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Gross loan servicing fees	$676	$715
Mortgage servicing rights amortization	(508)	(422)
Mortgage servicing rights valuation recovery	–	1
Loan servicing revenue, net	168	294
Gain on loan sales activities, net	698	336
Mortgage banking revenue, net	$866	$630

Loan servicing revenue, net, was $168,000 in the first quarter of 2015 compared to $294,000 in the same period in 2014. This decrease was caused by a combination of lower gross loan servicing fees and higher amortization of mortgage servicing rights (“MSRs”). Gross loan servicing fees declined in the 2015 period due to an overall decline in loans serviced for third-party investors. As of March 31, 2015, the Company serviced $1.07 billion in loans for third-party investors compared to $1.13 billion one year earlier.

Amortization of MSRs increased by $86,000 or 20.4% during the first quarter of 2015 compared to the same quarter of 2014. Lower market interest rates for one- to four-family residential loans in late 2014 and early 2015 caused higher levels of actual and expected loan prepayment activity, which resulted in higher MSR amortization in the first quarter of 2015 compared to the same quarter in the prior year.

The change in the valuation allowance that the Company establishes against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. As of March 31, 2015, the Company had no valuation allowance against its MSRs, which had a net book value of $7.6 million as of that date. MSR valuation allowances typically increase in periods of lower market interest rates, such as that which has occurred in recent months. During such rate environments, loan refinance activity and expectations for future loan prepayments generally increase, which typically reduces the fair value of MSRs and results in an increase in the MSR valuation allowance. However, market interest rates for one- to four-family mortgage loans as of March 31, 2015, had not declined sufficiently to generate an MSR valuation allowance as of that date. However, there can be no assurances that an increase in the MSR valuation allowance will not be required in the future, particularly if market interest rates for one- to four-family residential loans remain low or decline further. An increase in the MSR valuation allowance, if any, would result in a charge to earnings in the period of the increase.

Gain on loan sales activities, net, was $698,000 and $336,000 during the three-month periods ended March 31, 2015 and 2014, respectively. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. In the first quarter of 2015, sales of these loans were $25.4 million, which was $14.7 million or almost 140% higher than the same quarter of 2014. Lower market interest rates for one- to four-family residential loans in recent periods, as previously noted, resulted in higher originations and sales of such loans in the first quarter of 2015 compared to the same quarter of last year. Management anticipates that lower rates early in 2015, combined with expectations for an improving housing market in 2015, could continue to result in higher originations and sales of residential loans by the Company in 2015 compared to 2014. However, the origination and sale of residential loans is subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not vary considerably from period to period.

Loan-related fees were $437,000 and $226,000 during the first three months of 2015 and 2014, respectively. In previous periods, loan-related fees were reported as a component of other non-interest income. Loan-related fees consist of periodic income from lending activities that are not deferred as yield adjustments under the applicable accounting rules. The most significant source of fees in this revenue category are those realized from interest rate swaps related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. Management expects that this source of revenue will vary from period to period depending on borrower preference for the types of loan relationships that generate the interest rate swaps.

During the first quarter of 2015 the Company recorded a $320,000 loss on a number of real estate properties that are held for investment purposes. The losses were the result of recent third-party appraisals that were obtained on certain properties to assist management in making a decision on whether the properties should be listed for sale. Management intends to sell certain properties that it holds for investment in the near future, but does not expect to realize significant proceeds or to record material gains or losses on the disposition of such properties. However, there can be no assurances that the Company will be successful at selling the properties or that additional losses related to such properties will not be incurred in the future.

Other non-interest income was $125,000 during the first quarter of 2015 compared to $26,000 during the same quarter in 2014. This change was due primarily to an increase in the fair value of certain investments held in trust for non-qualified employee benefit plans.

Non-Interest Expense Total non-interest expense increased by $1.3 million or 7.8% during the three months ended March 31, 2015, compared to the same period in 2014. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses increased by $1.3 million or 13.2% during the three months ended March 31, 2015, compared to the same period in 2014. This increase was partially the result of increased costs associated with the Company’s defined benefit pension plan, which was caused in large part by a decrease in the discount rate used to determine the present value of the pension obligation, but also to a change in certain other actuarial assumptions. Also contributing to the increase in compensation-related expenses was a change in 2014 in the manner in which employees earned benefits for compensated absences. This change reduced the Company’s expense for compensated absences in 2014, which resulted in that expense being $161,000 higher in the first quarter of 2015 than it was in the same period last year. Compensation-related expenses in the first quarter of 2015 were also higher because of normal annual merit increases granted to most employees at the beginning of the year. Finally, compensation-related expenses in the 2015 period included $83,000 for employee severance costs related to the Company’s recent announcement that it was closing seven retail branch offices, as more fully-described later in this report.

Occupancy, equipment, and data processing expenses increased by $450,000 or 13.4% during the three months ended March 31, 2015, compared to the same period in the prior year. Most of this increase was caused by $215,000 in asset disposition costs and $54,000 in other costs associated with the Company’s recent announcement that it was closing seven retail branch offices, as noted later in this report. Contributing to a lesser degree was an increase in certain data processing and software costs related to new systems Bank Mutual has installed in recent periods.

Advertising and marketing-related expense was $312,000 and $464,000 during the three months ended March 31, 2015 and 2014, respectively. Management expects that advertising and marketing-related expense in the full year of 2015 will approximate what it was during the full year of 2014. However, this result will depend on future management decisions and there can be no assurances.

Net losses and expenses on foreclosed real estate were $145,000 and $361,000 during the three months ended March 31, 2015 and 2014, respectively. In general, the Company has experienced lower losses (or in some cases gains) and lower expenses on foreclosed real estate in recent periods due to reduced levels of foreclosed properties and improved market conditions.

During the first quarter of 2015 the Company announced that it was closing seven retail branch offices in connection with an efficiency and expense reduction effort. Management anticipates that this action will result in annual net cost savings of approximately $1.5 million, although closures will not be completed until later in the second quarter of 2015. The Company will continue to provide products and services to affected customers through its other nearby locations, as well as its internet, mobile banking, and telephone channels. Management also believes that it will retain the majority of deposits and loans currently serviced through these locations, which were $72.7 million and $25.4 million, respectively, at March 31, 2015, although there can be no assurances.

In connection with the closures, the Company recorded $352,000 in one-time costs in non-interest expense during the three months ended March 31, 2015. These estimated costs consisted of $215,000 in asset disposition costs, $83,000 in employment severance costs, and $54,000 in other costs, as previously noted in this release. The asset disposition costs were principally based on recent third-party appraisals of the related real estate. The Company transferred $917,000 in net book value of real estate related to the closed offices to held for investment as of March 31, 2015. Management intends to list these properties for sale following the closure of the offices in the second quarter.

Income Tax Expense Income tax expense was $2.1 million and $2.4 million during the three months ended March 31, 2015 and 2014, respectively. The first quarter of 2014 included a one-time charge of $518,000 related to a state tax settlement, net of the related federal benefit. Excluding that charge, the Company’s effective tax rates (“ETRs”) were 36.8% and 36.4% during the first quarters 2015 and 2014, respectively. The Company’s ETR will vary from period to period due primarily to the impact of non-taxable revenue items, such as earnings from bank-owned life insurance (“BOLI”) and tax-exempt interest income. The Company’s ETR will generally be higher in periods in which these non-taxable revenue items comprise a smaller portion of pre-tax income.

Financial Condition

Overview The Company’s total assets increased by $81.4 million or 3.5% during the three months ended March 31, 2015. During this period the Company’s mortgage-related securities available-for-sale increased by $90.0 million, which was funded by a $56.9 million increase in borrowings from the FHLB of Chicago and a $24.9 million increase in deposit liabilities. The Company’s total shareholders’ equity was $282.8 million at March 31, 2015, compared to $280.7 million at December 31, 2014. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the three months ended March 31, 2015.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale increased by $90.0 million or 28.0% during the three months ended March 31, 2015. This increase was principally due to the purchase of $114.1 million in securities intended by management to maintain the available-for-sale portfolio at a level considered sufficient to sustain liquidity on the Company’s balance sheet.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $6.8 million at March 31, 2015, compared to a net unrealized gain of $5.7 million at December 31, 2014.

The Company maintains an investment in private-label CMOs that were purchased prior to 2007 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. As of March 31, 2015, and December 31, 2014, the carrying value of the Company’s investment in private-label CMOs was $27.6 million and $29.5 million, respectively. The net unrealized gain on the securities as of such dates was $387,000 and $480,000, respectively. As of March 31, 2015, $22.0 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $387,000. As of December 31, 2014, $23.3 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized gain of $480,000.

As of March 31, 2015, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company did not purchase any held-to-maturity securities during the three months ended March 31, 2015.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $4.6 million and $3.8 million at March 31, 2015, and December 31, 2014, respectively. For reasons noted previously in this report, management believes that sales of one- to four-family mortgage loans during the remainder of 2015 could continue to exceed the level of sales recorded during the same period in 2014, although there can be no assurances.

Loans Receivable The Company’s loans receivable increased by $769,000 or 0.05% during the three months ended March 31, 2015. During this period commercial and industrial loans increased by $15.6 million or 6.9%, due to increased originations and credit line utilization by borrowers, and construction loans, net of the undisbursed portion, increased by $4.5 million or 3.8%, also due to increased originations. However, most of the Company’s other loan categories experienced decreases during the period due to increased loan repayment activity and certain seasonal factors.

Management believes economic, employment, and real estate conditions continue to be stable in the Company’s markets. As such, management continues to expect growth in the Company’s total loans during the remainder of 2015 to be similar to what it has been in recent years. Total loans receivable grew by 8.1%, 7.6%, and 6.2% in 2014, 2013, and 2012, respectively. However, growth in loans is subject to economic, market, and competitive factors outside of its control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$28,535	$18,838
Commercial real estate	10,304	6,913
Multi-family real estate	19,453	8,188
Construction and development	34,983	3,950
Total commercial loans	93,275	37,889
Retail loans:
One- to four-family first mortgages (1)	14,714	15,027
Home equity	6,060	7,887
Other consumer	318	336
Total retail loans	21,092	23,250
Total loan originations	$114,367	$61,139

(1)	Excludes $26.1 million and $13.0 million in loans originated for sale during the three months ended March 31, 2015 and 2014, respectively.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.6 million at March 31, 2015, and $7.9 million at December 31, 2014, respectively. The Company maintained no valuation allowance against its MSRs as of either of those dates. As of March 31, 2015, the Company serviced $1.07 billion in loans for third-party investors compared to $1.09 billion at December 31, 2014. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Other Assets As of March 31, 2015, and December 31, 2014, the Company’s net deferred tax asset, which is included as component of other assets, was $23.0 million and $25.6 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

The Company’s foreclosed properties and repossessed assets, which are included as a component of other assets, were $5.0 million and $4.7 million March 31, 2015, and December 31, 2014, respectively. There can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

Deposit Liabilities The Company’s deposit liabilities increased by $24.9 million or 1.4% during the three months ended March 31, 2015. Certificates of deposit increased by $19.3 million or 3.7% during the period and transaction deposits, consisting of checking, savings, and money market accounts, increased by $5.6 million or 0.5%. As noted earlier in this report, in recent months the Company has increased rates and lengthened maturity terms on certain of the certificates of deposit it offers customers. Accordingly, management believes that the average cost of the Company’s certificates of deposit may increase modestly in the near term and that such trend could continue for the foreseeable future. Furthermore, management anticipates that certificates of deposit will continue to increase in 2015 as a result of this strategy and that such increase will be used to reduce the Company’s overnight and short-term borrowings from the FHLB of Chicago and/or fund growth in its earning assets, although there can be no assurances.

The Company’s transaction deposits have increased in recent periods due largely to management’s efforts to increase sales of such products and related services to commercial businesses, as well as its efforts to focus retail sales efforts on such products and services. Transaction deposits increased by 5.8%, 6.9%, and 7.9% in 2014, 2013, and 2012, respectively, due in large part to these efforts. Also contributing to these increases, however, has been customer reaction to the relatively low interest rate environment for deposit products. Management believes that this environment has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which would have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $56.9 million or 22.2% during the three months ended March 31, 2015. This increase was primarily caused by an increase in overnight and short-term borrowings from the FHLB of Chicago, which were drawn to fund growth in the Company’s earning assets during the period, as previously described. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $13.3 million at March 31, 2015, compared to $4.7 million at December 31, 2014. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity was $282.8 million at March 31, 2015, compared to $280.7 million at December 31, 2014. The book value of the Company’s common stock as of these dates was $6.06 per share and $6.03 per share, respectively. These increases were due primarily to $3.6 million in net income during the period, as well as a $1.0 million decline in other accumulated comprehensive loss (the latter due principally to an increase in the fair value of mortgage-related securities available-for-sale, net of income taxes). These developments were partially offset by the payment of a regular quarterly dividend and the repurchase of common stock during the period. During the three months ended March 31, 2015, the Company repurchased 168,459 shares of its common stock at an average price of $7.07 per share.

On May 4, 2015, the Company’s board of directors declared a $0.05 per share dividend payable on May 29, 2015, to shareholders of record on May 15, 2015. For additional discussion relating to the Company’s ability to pay dividends or repurchase its common stock refer to “Liquidity and Capital Resources—Capital Resources,” below.

Non-Controlling Interest in Real Estate Partnership In the first quarter of 2015 the Company determined that it was no longer necessary under GAAP to consolidate a partial interest it has in a real estate partnership. This change eliminated the non-controlling interest entries in the Company’s Unaudited Consolidated Statements of Financial Condition and Statement of Income as of and for the period ended March 31, 2015, respectively. Effective with this change, the Company determined that the equity method of accounting was appropriate for its ownership interest in this partnership. As such, the $901,000 net carrying value of the Company’s interest in the partnership at March 31, 2015, was included as a component of other assets and its $2,000 interest in the loss of the partnership during the three months ended March 31, 2015, was included as a component of other non-interest income.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At March 31	At December 31
	2015	2014
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$136	$201
Commercial real estate	4,487	4,309
Multi-family real estate	1,389	1,402
Construction and development	780	803
Total commercial loans	6,792	6,715
Non-accrual retail loans:
One- to four-family first mortgages	3,863	4,148
Home equity	381	493
Other consumer	101	108
Total non-accrual retail loans	4,345	4,749
Total non-accrual loans	11,137	11,464
Accruing loans delinquent 90 days or more (1)	312	540
Total non-performing loans	11,449	12,004
Foreclosed real estate and repossessed assets	5,037	4,668
Total non-performing assets	$16,486	$16,672

Non-performing loans to total loans	0.70%	0.74%
Non-performing assets to total assets	0.68%	0.72%
Interest income that would have been recognized if non-accrual loans had been current (2)	$176	$634
Interest income on non-accrual loans included in interest income (2)	$79	$483

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.

(2) Amounts shown are for the three months ended March 31, 2015, and the twelve months ended December 31, 2014, respectively.

The Company’s non-performing loans were $11.4 million or 0.70% of loans receivable as of March 31, 2015, compared to $12.0 million or 0.74% of loans receivable as of December 31, 2014. Non-performing assets, which includes non-performing loans, were $16.5 million or 0.68% of total assets and $16.7 million or 0.72% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at March 31, 2015, management was closely monitoring $42.7 million in additional loans that were classified as “special mention” and $31.6 million in additional loans that were classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $43.5 million and $33.4 million, respectively, as of December 31, 2014. As of March 31, 2015, most of the additional loans that were classified as “special mention” or “substandard” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of March 31, 2015 although there can be no assurances that the loans will not become impaired in future periods.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$22,289	$22,565
Provision for (recovery of) loan losses	(964)	13
Charge-offs:
Commercial and industrial	–	–
Commercial real estate	–	(30)
Multi-family real estate	–	–
Construction and development	–	–
One- to four-family first mortgages	(78)	(210)
Home equity	(42)	(20)
Other consumer	(158)	(123)
Total charge-offs	(278)	(383)
Recoveries:
Commercial and industrial	4	–
Commercial real estate	54	100
Multi-family real estate	–	–
Construction and development	–	142
One- to four-family first mortgages	11	129
Home equity	15	6
Other consumer	14	5
Total recoveries	98	382
Net charge-offs	(180)	(1)
Balance at end of period	21,145	$23,577

	March 31	December 31
	2015	2014
Allowance for loan losses to total loans	1.30%	1.37%
Allowance for loan losses to non-performing loans	184.69%	185.68%
Net charge-offs to average loans (1)	0.04%	0.10%

(1)	The rate for the three months ended March 31, 2015, is annualized.

The Company’s allowance for loan losses was $21.1 million or 1.30% of total loans at March 31, 2015, compared to $22.3 million or 1.37% of total loans at December 31, 2014. As a percent of non-performing loans, the Company’s allowance for loan losses was 184.7% at March 31, 2015, compared to 185.7% at December 31, 2014. Management believes the allowance for loan losses at March 31, 2015, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Scheduled payments and maturities of loans and mortgage-related securities are relatively predictable sources of funds. However, cash flows from customer deposits, calls of investment securities (if any), prepayments of loans and mortgage-related securities, and draws by borrowers on unused lines of credit are strongly influenced by interest rates, general and local economic conditions, and/or competition in the marketplace. These factors increase the variability of cash flows from these sources of funds.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 11.74% at March 31, 2015, compared to 12.06% at December 31, 2014. The decrease in this ratio was due primarily to an increase in the Company’s total assets during the period, as noted earlier in this report.

In 2015 the Company and the Bank became subject to new regulatory capital rules under Basel III. At March 31, 2015, the Company and Bank exceeded all of the regulatory capital requirements under these new rules, including the minimum amounts necessary to be classified as “well capitalized” (refer to Note 8, “Regulatory Capital Requirements,” of the Unaudited Condensed Consolidated Financial Statements, above).

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of March 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,200,309	–	–	–	$1,200,309
Certificates of deposit	344,218	$176,522	$22,616	–	543,356
Borrowed funds	118,450	83,706	54,009	$57,184	313,349
Operating leases	1,028	1,389	1,137	2,654	6,208
Purchase obligations	2,400	4,800	3,600	–	10,800
Deferred retirement plans and deferred compensation plans	822	1,586	1,646	5,088	9,142

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of March 31, 2015:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$110,250	–	–	–	$110,250
Commercial loans	1,482	–	–	–	1,482
Standby letters of credit	3,402	$414	–	$275	4,091
Multi-family and commercial real estate loans	282,741	979	–	–	283,720
Residential real estate loans	24,640	–	–	–	24,640
Revolving home equity and credit card lines	166,813	–	–	–	166,813
Net commitments to sell mortgage loans	16,182	–	–	–	16,182

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At March 31, 2015, the Company had forward commitments to sell one- to four-family mortgage loans of $16.2 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of March 31, 2015.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2015, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.
45

	March 31, 2015
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$38,506	$79,152	$157,164	$82,255	$13,285	$370,362
Adjustable	397,198	77,717	78,195	22,922	919	576,951
Retail loans:
Fixed	18,027	34,228	71,373	47,536	98,151	269,315
Adjustable	122,541	124,100	89,613	43,300	53,594	433,148
Interest-earning deposits	9,245	–	–	–	–	9,245
Mortgage-related securities:
Fixed	19,201	55,238	132,647	163,069	146,701	516,856
Adjustable	20,085	–	–	–	–	20,085
Other interest-earning assets	15,967	–	–	–	–	15,967
Total interest-earning assets	640,770	370,435	528,992	359,082	312,650	2,211,929

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	192,055	192,055
Interest-bearing demand accounts	–	–	–	–	248,840	248,840
Savings accounts	–	–	–	–	222,684	222,684
Money market accounts	536,729	–	–	–	–	536,729
Certificates of deposit	149,136	199,858	171,742	22,620	–	543,356
Advance payments by borrowers for taxes and insurance	–	13,311	–	–	–	13,311
Borrowings	100,320	3,488	102,377	54,986	52,178	313,349
Total non-interest- and interest- bearing liabilities	786,186	216,657	274,119	77,606	715,757	2,070,325
Interest rate sensitivity gap	$(145,416)	$153,778	$254,873	$281,476	$(403,107)	$141,604
Cumulative interest rate sensitivity gap	$(145,416)	$8,362	$263,235	$544,711	$141,604
Cumulative interest rate sensitivity gap as a percent of total assets	-6.03%	0.35%	10.92%	22.60%	5.88%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	81.50%	100.83%	120.61%	140.21%	106.84%

Based on the above gap analysis, at March 31, 2015, the Company’s interest-bearing liabilities maturing or repricing within one year approximates its interest-earning assets maturing or repricing within the same period. Based on this information, over the course of the next year increases or decreases could have a neutral effect on the Company’s net interest income. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2014 Annual Report on Form 10-K.

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

The following table presents the estimated present value ratio over a range of interest rate change scenarios at March 31, 2015. The present value ratio is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

Change in Interest Rates (Basis Points)	Present Value Ratio	Change in Ratio
+400	13.4%	0.5%
+300	13.3	0.4
+200	13.2	0.3
+100	12.9	–
0	12.9	–
-100	14.2	1.3

Based on the above analysis, the Company’s present value ratio is not expected to be materially impacted by changes in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2013 Annual Report on Form 10-K.

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

PART II

Item 1A. Risk Factors

Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2014 Annual Report on Form 10-K. Refer also to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement" in Part I, Item 2, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following discloses information regarding the shares of Bank Mutual common stock repurchased by the Company during the first quarter of fiscal 2015, all of which were purchased pursuant to the Board’s authorization on February 2, 2015, which the Company publicly announced on that date.

Period	Shares purchased	Average price per share	Shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under publicly announced plans or programs
01/01/15 to 01/31/15	–	–	–	–
02/01/15 to 02/28/15	126,995	$7.04	126,995	2,211,059
03/01/15 to 03/31/15	41,464	7.13	41,464	2,169,595
Total/Average	168,459	$7.07	168,459

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	May 5, 2015	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	May 5, 2015	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended March 31, 2015

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

