Form 10-Q
period 2015-06-30
BANK MUTUAL CORP
filed 2015-08-04
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,928,920 shares, at July 31, 2015.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	June 30	December 31
	2015	2014
	(Dollars in thousands)
Assets

Cash and due from banks	$17,580	$34,727
Interest-earning deposits	35,257	11,450
Cash and cash equivalents	52,837	46,177
Mortgage-related securities available-for-sale, at fair value	414,513	321,883
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $132,950 in 2015 and $134,117 in 2014)	131,140	132,525
Loans held-for-sale	4,361	3,837
Loans receivable (net of allowance for loan losses of $20,040 in 2015 and $22,289 in 2014)	1,628,491	1,631,303
Mortgage servicing rights, net	7,490	7,867
Other assets	181,045	184,854

Total assets	$2,419,877	$2,328,446

Liabilities and equity

Liabilities:
Deposit liabilities	$1,732,102	$1,718,756
Borrowings	333,029	256,469
Advance payments by borrowers for taxes and insurance	21,030	4,742
Other liabilities	54,677	63,988
Total liabilities	2,140,838	2,043,955
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2015 and 2014
Issued and outstanding–none in 2015 and 2014	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2015 and 2014
Issued–78,783,849 shares in 2015 and 2014
Outstanding–46,049,725 shares in 2015 and 46,568,284 in 2014	788	788
Additional paid-in capital	486,240	488,467
Retained earnings	162,011	159,065
Accumulated other comprehensive loss	(11,178)	(11,136)
Treasury stock–32,734,124 shares in 2015 and 32,215,565 in 2014	(358,822)	(356,467)
Total shareholders’ equity	279,039	280,717
Non-controlling interest in real estate partnership	–	3,774
Total equity including non-controlling interest	279,039	284,491

Total liabilities and equity	$2,419,877	$2,328,446

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30
	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,337	$16,518
Mortgage-related securities	2,871	3,243
Investment securities	57	33
Interest-earning deposits	6	4
Total interest income	19,271	19,798
Interest expense:
Deposit liabilities	1,152	1,226
Borrowings	1,157	1,170
Total interest expense	2,309	2,396
Net interest income	16,962	17,402
Provision for (recovery of) loan losses	(752)	321
Net interest income after provision for (recovery of) loan losses	17,714	17,081
Non-interest income:
Deposit-related fees and charges	2,949	3,003
Brokerage and insurance commissions	822	691
Mortgage banking revenue, net	974	792
Loan-related fees	490	586
Income from bank-owned life insurance (“BOLI”)	473	582
Gain on real estate held for investment	154	–
Other non-interest income	45	50
Total non-interest income	5,907	5,704
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	11,066	10,153
Occupancy, equipment, and data processing costs	3,315	3,014
Federal deposit insurance premiums	358	372
Advertising and marketing	555	505
Losses and expenses on foreclosed real estate, net	393	607
Other non-interest expense	2,255	2,569
Total non-interest expense	17,942	17,220
Income before income taxes	5,679	5,565
Income tax expense	2,090	1,988
Net income before non-controlling interest	3,589	3,577
Net loss attributable to non-controlling interest	–	1

Net income	$3,589	$3,578

Per share data:
Earnings per share–basic	$0.08	$0.08
Earnings per share–diluted	$0.08	$0.08
Cash dividends per share paid	$0.05	$0.04

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30
	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans	$32,854	$32,810
Mortgage-related securities	5,713	6,598
Investment securities	104	56
Interest-earning deposits	10	7
Total interest income	38,681	39,471
Interest expense:
Deposit liabilities	2,246	2,588
Borrowings	2,309	2,333
Total interest expense	4,555	4,921
Net interest income	34,126	34,550
Provision for (recovery of) loan losses	(1,716)	334
Net interest income after provision for (recovery of) loan losses	35,842	34,216
Non-interest income:
Deposit-related fees and charges	5,752	5,861
Brokerage and insurance commissions	1,988	1,378
Mortgage banking revenue, net	1,841	1,422
Loan-related fees	927	811
Income from bank-owned life insurance (“BOLI”)	942	1,050
Loss on real estate held for investment	(166)	–
Other non-interest income	170	77
Total non-interest income	11,454	10,599
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	22,230	20,013
Occupancy, equipment, and data processing costs	7,115	6,364
Federal insurance premiums	728	746
Advertising and marketing	868	969
Losses and expenses on foreclosed real estate, net	539	967
Other non-interest expense	4,520	4,920
Total non-interest expense	36,000	33,979
Income before income taxes	11,296	10,836
Income tax expense	4,154	4,427
Net income before non-controlling interest	7,142	6,409
Net loss attributable to non-controlling interest	–	13

Net income	$7,142	$6,422

Per share data:
Earnings per share–basic	$0.15	$0.14
Earnings per share–diluted	$0.15	$0.14
Cash dividends per share paid	$0.09	$0.07

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended June 30
	2015	2014
	(Dollars in thousands)

Net income before non-controlling interest	$3,589	$3,577
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $(984) in 2015 and $356 in 2014	(1,469)	532
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $271 in 2015 and $67 in 2014	409	100
Total other comprehensive income (loss), net of tax	(1,060)	632
Total comprehensive income before non-controlling interest	2,529	4,209
Comprehensive loss attributable to non-controlling interest	–	1

Total comprehensive income	$2,529	$4,210

	Six Months Ended June 30
	2015	2014
	(Dollars in thousands)

Net income before non-controlling interest	7,142	$6,409
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $(567) in 2015 and $693 in 2014	(846)	1,035
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $536 in 2015 and $135 in 2014	804	201
Total other comprehensive income (loss), net of tax	(42)	1,236
Total comprehensive income before non-controlling interest	7,100	7,645
Comprehensive loss attributable to non-controlling interest	–	13

Total comprehensive income	$7,100	$7,658

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2015	$788	$488,467	$159,065	$(11,136)	$(356,467)	$3,774	$284,491
Net income	–	–	7,142	–	–	–	7,142
Decrease in non-controlling interest in real estate partnership	–	–	–	–	–	(3,774)	(3,774)
Other comprehensive loss	–	–	–	(42)	–	–	(42)
Purchase of treasury stock	–	–	–	–	(5,605)	–	(5,605)
Issuance of restricted stock	–	(2,366)	–	–	2,366	–	–
Exercise of stock options	–	(558)	–	–	884	–	326
Share based payments	–	697	–	–	–	–	697
Cash dividends ($0.09 per share)	–	–	(4,196)	–	–	–	(4,196)

Balance at June 30, 2015	$788	$486,240	$162,011	$(11,178)	$(358,822)	–	$279,039

Balance at January 1, 2014	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922
Net income	–	–	6,422	–	–	–	6,422
Net loss attributable to non-controlling interest	–	–	–	–	–	(13)	(13)
Other comprehensive income	–	–	–	1,236	–	–	1,236
Equity contribution by non-controlling interest	–	–	–	–	–	900	900
Issuance of management recognition plan shares	–	(1,477)	–	–	1,477	–	–
Share based payments	–	366	–	–	–	–	366
Cash dividends ($0.07 per share)	–	–	(3,259)	–	–	–	(3,259)

Balance at June 30, 2014	$788	$488,127	$154,547	$(1,083)	$(356,577)	$3,772	$289,574

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2015	2014
	(Dollars in thousands)
Operating activities:
Net income	$7,142	$6,422
Adjustments to reconcile net income to net cash from operating activities:
Provision for (recovery of) loan losses	(1,716)	334
Loss on foreclosed real estate, net	328	945
Provision for depreciation	1,576	1,406
Amortization of mortgage servicing rights	1,000	878
Decrease in MSR valuation allowance	–	(1)
Net premium amortization on securities	1,020	898
Loans originated for sale	(56,595)	(32,262)
Proceeds from loan sales	56,947	31,620
Gain on loan sales activities, net	(1,499)	(881)
Deferred income tax expense	3,857	3,413
Loss on real estate held for investment	166	–
Other, net	(10,239)	(13,254)
Net cash provided (used) by operating activities	1,987	(482)
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	54,438	51,647
Principal repayments on mortgage-related securities held-to-maturity	1,141	872
Purchases of mortgage-related securities available-for-sale	(149,257)	–
Purchases of FHLB of Chicago stock	(1,992)	(1,220)
Net decrease (increase) in loans receivable	3,377	(49,343)
Proceeds from sale of foreclosed properties	1,713	1,199
Proceeds from sale of real estate held for investment	427	–
Net purchases of premises and equipment	(1,943)	(1,406)
Net cash provided (used) by investing activities	(92,096)	1,749
Financing activities:
Net increase (decrease) in deposit liabilities	13,312	(46,576)
Net increase in short-term borrowings	77,200	25,000
Repayments of long-term borrowings	(640)	(609)
Net increase in advance payments by borrowers for taxes and insurance	16,288	18,220
Cash dividends	(4,196)	(3,259)
Purchases of treasury stock	(5,605)	–
Other, net	410	851
Net cash provided (used) by financing activities	96,769	(6,373)
Increase (decrease) in cash and cash equivalents	6,660	(5,106)
Cash and cash equivalents at beginning of period	46,177	42,456
Cash and cash equivalents at end of period	$52,837	$37,350
Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$4,323	$4,933
Income taxes	1,282	1,009
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	1,151	1,546

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For the three and six months ended June 30, 2014, $586 and $811, respectively, that were originally reported in those periods as a component of “other non-interest income” were reclassified to “loan-related fees” to conform to the presentation format in 2015.

Effective January 1, 2015, the Company determined that it was no longer necessary under GAAP to consolidate a partial interest it has in a real estate partnership. This change eliminated the non-controlling interest entries in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Statement of Income as of and for the three and six month periods ended June 30, 2015, respectively. Effective with this change, the Company determined that the equity method of accounting was appropriate for its ownership interest in this partnership. As such, the $896 carrying value of the Company’s interest in the partnership at June 30, 2015, was included as a component of other assets. In addition, its $5 and $7 interest in the loss of the partnership during the three and six months ended June 30, 2015, respectively, were included as a component of other non-interest income.

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

In 2014 the FASB issued new accounting guidance related to the recognition of revenue from contracts with customers. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017, which will be the first quarter of 2018 for the Company. The Company’s adoption of this new guidance is not expected to have a material impact on its results of operations or financial condition.

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

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$216,974	$3,063	$(344)	$219,693
Federal National Mortgage Association	167,594	1,565	(266)	168,893
Government National Mortgage Association	23	4	–	27
Private-label CMOs	25,607	561	(268)	25,900
Total available-for-sale	$410,198	$5,193	$(878)	$414,513
Securities held-to-maturity:
Federal National Mortgage Association	$131,140	$1,811	–	$132,950
Total held-to-maturity	$131,140	$1,811	–	$132,950

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$165,632	$3,590	$(54)	$169,168
Federal National Mortgage Association	121,501	1,862	(154)	123,209
Government National Mortgage Association	25	4	–	29
Private-label CMOs	28,998	707	(228)	29,477
Total available-for-sale	$316,156	$6,163	$(436)	$321,883
Securities held-to-maturity:
Federal National Mortgage Association	$132,525	$1,592	–	$134,117
Total held-to-maturity	$132,525	$1,592	–	$134,117

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	June 30, 2015
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$341	7	$55,917	$3	1	$243	$344	$56,160
Federal National Mortgage Association	142	6	39,028	124	4	12,076	266	51,104
Private-label CMOs	56	5	7,040	212	6	6,372	268	13,412
Total available-for-sale	$539	18	$101,985	$339	11	$18,691	$878	$120,676

	December 31, 2014
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$9	2	$5,831	$45	1	$5,180	$54	$11,011
Federal National Mortgage Association	–	–	–	154	3	13,556	154	13,556
Private-label CMOs	12	1	1,363	216	9	11,821	228	13,184
Total available-for-sale	$21	3	$7,194	$415	13	$30,557	$436	$37,751

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of June 30, 2015, and December 31, 2014. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of June 30, 2015, and December 31, 2014, the Company had private-label CMOs, with a fair value of $20,678 and $23,254, respectively, and unrealized gains of $333 and $480, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated for private label CMOs, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Beginning balance of unrealized OTTI related to credit losses	$692	$789	$789	$789
Reductions for actual losses realized	(6)	–	(74)	–
Reductions for increase in cash flows expected to be received	(29)	–	(58)	–
Ending balance of unrealized OTTI related to credit losses	$657	$789	$657	$789
Adjusted cost at end of period	$4,911	$6,343	$4,911	$6,343
Estimated fair value at end of period	$5,390	$6,972	$5,390	$6,972

Results of operations included no gross realized gains or losses on the sale of securities during any of the periods ended June 30, 2015, or June 30, 2014.

Mortgage-related securities available-for-sale with a fair value of approximately $68,949 and $79,753 at June 30, 2015, and December 31, 2014, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	June 30	December 31
	2015	2014
Commercial loans:
Commercial and industrial	$210,690	$226,537
Commercial real estate	273,218	263,512
Multi-family real estate	349,288	322,413
Construction and development loans:
Commercial real estate	39,780	42,405
Multi-family real estate	276,371	211,239
Land and land development	7,706	5,069
Total construction and development	323,857	258,713
Total commercial loans	1,157,053	1,071,175
Retail loans:
One- to four-family first mortgages:
Permanent	467,034	480,102
Construction	31,774	23,905
Total one- to four-family first mortgages	498,808	504,007
Home equity loans:
Fixed term home equity	130,630	139,046
Home equity lines of credit	76,140	80,692
Total home equity loans	206,770	219,738
Other consumer loans:
Student	8,922	9,692
Other	11,566	12,681
Total other consumer loans	20,488	22,373
Total retail loans	726,066	746,118
Gross loans receivable	1,883,119	1,817,293
Undisbursed loan proceeds	(233,286)	(162,471)
Allowance for loan losses	(20,040)	(22,289)
Deferred fees and costs, net	(1,302)	(1,230)
Total loans receivable, net	$1,628,491	$1,631,303

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At June 30, 2015, and December 31, 2014, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $444,000 and $342,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,062,404 and $1,087,107 at June 30, 2015, and December 31, 2014, respectively. These loans are not reflected in the condensed consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

	At or for the Six Months Ended June 30, 2015
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Provision	33	(370)	(1,678)	60	(253)	492	(1,716)
Charge-offs	(74)	(69)	–	–	(218)	(348)	(709)
Recoveries	6	83	–	–	41	46	176
Ending balance	$2,314	$6,524	$4,400	$2,861	$2,574	$1,367	$20,040
Loss allowance individually evaluated for impairment	–	$262	$621	–	–	–	$883
Loss allowance collectively evaluated for impairment	$2,314	$6,262	$3,779	$2,861	$2,574	$1,367	$19,157

Loan receivable balances at the end of the period:
Loans individually evaluated
for impairment	$8,032	$9,815	$9,538	$2,136	$4,786	$549	$34,856
Loans collectively evaluated
for impairment	$202,658	$263,403	$339,750	$111,473	$470,984	$226,709	$1,614,977
Total loans receivable	$210,690	$273,218	$349,288	$113,609	$475,770	$227,258	$1,649,833

	At or for the Six Months Ended June 30, 2014
	Commercial and Industrial	Commercial Real Estate	Multi-Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Provision	425	1,137	(222)	(1,510)	276	228	334
Charge-offs	–	(557)	(241)	–	(429)	(311)	(1,538)
Recoveries	1	129	–	142	135	26	433
Ending balance	$3,029	$7,086	$5,468	$2,792	$3,202	$1,217	$22,794
Loss allowance individually evaluated for impairment	$15	$9	$663	–	–	–	$687
Loss allowance collectively evaluated for impairment	$3,014	$7,077	$4,805	$2,792	$3,202	$1,217	$22,107

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$14,437	$20,230	$9,001	$2,293	$5,046	$509	$51,516
Loans collectively evaluated for impairment	191,733	228,957	277,153	112,875	471,589	246,408	1,528,715
Total loans receivable	$206,170	$249,187	$286,154	$115,168	$476,635	$246,917	$1,580,231

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in net charge-offs, real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in a decrease in the total allowance for loan losses of $1,097 and $2,228 during the three and six months ended June 30, 2015, respectively, and a decrease of $118 and $458 during the three and six months ended June 30, 2014.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	June 30, 2015
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	–	–	–	–	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	–	–	–	–	–
Commercial real estate:
Office	$1,922	$1,938	$262	$1,922	–
Retail/wholesale/mixed	–	–	–	–	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate					–
Multi-family real estate	1,381	1,381	621	1,391	$20
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–	–	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$3,303	$3,319	$883	$3,313	$20

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$97	$113	–	$133	$1
Lines of credit	33	40	–	22	1
Total commercial and industrial	130	153	–	155	2
Commercial real estate:
Office	355	498	–	521	7
Retail/wholesale/mixed	1,764	2,260	–	1,678	58
Industrial/warehouse	203	265	–	208	9
Other	20	157	–	25	7
Total commercial real estate	2,342	3,180	–	2,432	81
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	597	597	–	597	–
Multi-family real estate	–	–	–	–	–
Land and land development	186	230	–	192	10
Total construction and development	783	827	–	789	10
One- to four-family	4,066	4,738	–	4,026	28
Home equity and other consumer:
Home equity	488	611	–	454	4
Student	–	–	–	–	–
Other	61	93	–	90	–
Total home equity and other consumer	549	704	–	544	4
Total with no allowance recorded	$7,870	$9,602	–	$7,946	$125

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	June 30, 2015
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$59,966	$2,947	$2,330	$594	$65,837
Lines of credit	118,010	15,233	4,172	7,438	144,853
Total commercial and industrial	177,976	18,180	6,502	8,032	210,690
Commercial real estate:
Office	58,267	6,665	15,208	2,277	82,417
Retail/wholesale/mixed use	109,725	3,382	20,624	6,928	140,659
Industrial/warehouse	41,463	1,773	1,287	590	45,113
Other	5,009	–	–	20	5,029
Total commercial real estate	214,464	11,820	37,119	9,815	273,218
Multi-family real estate	332,288	7,462	–	9,538	349,288
Construction and development:
Commercial real estate	15,100	–	–	597	15,697
Multi-family real estate	90,588	–	–	–	90,588
Land and land development	5,713	72	–	1,539	7,324
Total construction/development	111,401	72	–	2,136	113,609
One- to four-family	468,998	735	1,251	4,786	475,770
Home equity and other consumer:
Home equity	206,282	–	–	488	206,770
Student	8,922	–	–	–	8,922
Other	11,476	–	29	61	11,566
Total home equity and other consumer	226,680	–	29	549	227,258
Total	$1,531,807	$38,269	$44,901	$34,856	$1,649,833

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at June 30, 2015, or December 31, 2014. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at June 30, 2015, or December 31, 2014.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	June 30, 2015
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	–	$61	$61	$65,776	$65,837	$97
Lines of credit	$840	–	–	840	144,013	144,853	33
Total commercial and industrial	840	–	61	901	209,789	210,690	130
Commercial real estate:
Office	356	–	1,922	2,278	80,139	82,417	2,277
Retail/wholesale/mixed	926	$97	773	1,796	138,863	140,659	1,764
Industrial/warehouse	–	–	–	–	45,113	45,113	203
Other	–	–	–	–	5,029	5,029	20
Total commercial real estate	1,282	97	2,695	4,074	269,144	273,218	4,264
Multi-family real estate	2,915	–	–	2,915	346,373	349,288	1,381
Construction and development:
Commercial real estate	–	–	597	597	15,100	15,697	597
Multi-family real estate	–	–	–	–	90,588	90,588	–
Land and land development	464	–	–	464	6,860	7,324	186
Total construction	464	–	597	1,061	112,548	113,609	783
One- to four-family	7,185	1,614	4,027	12,826	462,944	475,770	4,066
Home equity and other consumer:
Home equity	658	367	488	1,513	205,257	206,770	488
Student	339	101	172	612	8,310	8,922	–
Other	69	18	61	148	11,418	11,566	61
Total home equity and other consumer	1,066	486	721	2,273	224,985	227,258	549
Total	$13,752	$2,197	$8,101	$24,050	$1,625,783	$1,649,833	$11,173

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

As of June 30, 2015, and December 31, 2014, $172 and $540 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of June 30, 2015, and December 31, 2014, TDRs were $5,178 and $4,872, respectively, and consisted primarily of one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $3,020 and $3,315, respectively. Additions to TDRs during the six-month periods ended June 30, 2015 and 2014, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same six month periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Six Months Ended June 30
	2015	2014
MSRs at beginning of the period, net	$7,867	$8,737
Additions	623	354
Amortization	(1,000)	(878)
MSRs at end of the period, net	$7,490	$8,213

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for six months ending December 31:	2015	$571
Estimate for years ending December 31:	2016	1,013
	2017	894
	2018	773
	2019	666
	2020	666
	Thereafter	2,907
	Total	$7,490

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of June 30, 2015. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	June 30	December 31
	2015	2014
Accrued interest:
Loans receivable	$4,740	$4,748
Mortgage-related securities	1,173	1,027
Total accrued interest	5,913	5,775
Foreclosed properties and repossessed assets:
Commercial real estate	2,360	2,566
Land and land development	1,349	1,693
One-to four-family	70	409
Total foreclosed properties and repossessed assets	3,779	4,668
Bank-owned life insurance	60,718	59,830
Premises and equipment, net	51,119	52,594
Deferred tax asset, net	21,730	25,595
Federal Home Loan Bank stock, at cost	16,201	14,209
Other assets	21,585	22,183
Total other assets	$181,045	$184,854

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

5. Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,795 and $3,243 at June 30, 2015, and December 31, 2014, respectively.

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	June 30	December 31
	2015	2014
Checking accounts:
Non-interest-bearing	$206,347	$187,852
Interest-bearing	246,059	253,595
Total checking accounts	452,406	441,447
Money market accounts	531,223	532,705
Savings accounts	220,433	220,557
Certificates of deposit:
Due within one year	286,872	383,814
After one but within two years	145,932	66,586
After two but within three years	73,753	48,328
After three but within four years	15,619	10,401
After four but within five years	5,864	14,918
Total certificates of deposits	528,040	524,047
Total deposit liabilities	$1,732,102	$1,718,756

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	June 30, 2015		December 31, 2014
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$120,000	0.13%	$42,800	0.13%
FHLB term advances maturing in:
2015	–	–	18,450	0.79
2016	48,450	0.82	48,450	0.82
2017	51,199	1.25	32,765	1.50
2018	37,201	2.15	37,293	2.16
2019	19,217	2.99	19,307	3.00
2020 and thereafter	56,962	3.64	57,404	3.65
Total borrowings	$333,029	1.39%	$256,469	1.78%

All of the Company’s term advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Company and Bank to maintain minimum capital amounts and ratios as shown in the following table and as defined in the applicable regulations. Management believes, as of June 30, 2015, that the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated. However, it should be noted that the Company was not subject to regulatory capital regulations prior to January 1, 2015, nor was the Bank subject to a common equity tangible Tier 1 (“CET1”) capital requirement prior to that same date. Furthermore, effective January 1, 2015, new regulatory capital adequacy requirements became effective which changed the inputs and methodology for computing the total capital, Tier 1 capital, and Tier 1 leverage capital ratios after that date.

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
At the Company:
Total capital	$300,979	17.05%	$141,198	8.00%	$176,497	10.00%
Tier 1 capital	280,938	15.92	105,898	6.00	141,198	8.00
CET1 capital	280,938	15.92	79,424	4.50	114,723	6.50
Tier 1 leverage capital	280,938	11.80	95,255	4.00	119,068	5.00
At the Bank:
Total capital	274,141	15.54	141,108	8.00	176,385	10.00
Tier 1 capital	254,100	14.41	105,831	6.00	141,108	8.00
CET1 capital	254,100	14.41	79,373	4.50	114,651	6.50
Tier 1 leverage capital	254,100	10.67	95,258	4.00	119,073	5.00

As of December 31, 2014
At the Bank:
Total capital	$285,406	18.19%	$125,489	8.00%	$156,861	10.00%
Tier 1 capital	265,765	16.94	62,744	4.00	94,117	6.00
Tier 1 leverage capital	265,765	11.44	92,957	4.00	116,197	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Basic earnings per share:
Net income	$3,589	$3,578	$7,142	$6,422
Weighted average shares outstanding	45,960,012	46,249,884	46,099,294	46,249,884
Vested restricted stock for period	65,934	42,132	57,458	36,876
Basic shares outstanding	46,025,946	46,292,016	46,156,752	46,286,760
Basic earnings per share	$0.08	$0.08	$0.15	$0.14

Diluted earnings per share:
Net income	$3,589	$3,578	$7,142	$6,422
Weighted average shares outstanding used in basic earnings per share	46,025,946	46,292,016	46,156,752	46,286,760
Net dilutive effect of:
Stock option shares	364,640	208,839	351,327	242,234
Unvested restricted stock	36,288	25,988	33,265	29,605
Diluted shares outstanding	46,426,874	46,526,843	46,541,344	46,558,599
Diluted earnings per share	$0.08	$0.08	$0.15	$0.14

The Company had stock options for 361,000 shares outstanding as of June 30, 2015, and for 488,000 shares as of June 30, 2014, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These options had weighted average exercise prices of $8.07 and $7.53 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $214 and $275 during the three months ended June 30, 2015 and 2014, respectively, and $408 and $551 during the six months ended June 30, 2015 and 2014, respectively.

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

June 30, 2015

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

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Service cost	$242	$224	$484	$448
Interest cost	660	667	1,320	1,334
Expected loss on plan assets	(735)	(722)	(1,470)	(1,444)
Amortization of net loss from earlier periods	656	165	1,312	330
Net periodic benefit cost	$823	$334	$1,646	$668

The following table summarizes the supplemental plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Interest cost	$99	$113	$198	$226
Amortization of net loss from earlier periods	23	2	46	4
Net periodic benefit cost	$122	$115	$244	$230

In June 2015 the Board of Directors of the Company approved a $10,000 contribution to the qualified plan that is expected to be made in the third quarter of 2015. The payment was determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2014. No contribution is necessary for the Supplemental Plan.

11. Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). Options granted under the 2004 Plan vested over five years and had expiration terms of ten years. The 2004 Plan also provided for restricted stock awards that also vested over five years. No awards may be made under the 2004 Plan after February 1, 2014.

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of June 30, 2015, 2,709,700 shares remain eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $201 and $93 for the three month periods ended June 30, 2015 and 2014, respectively, and $405 and $183 for the six month periods ended June 30, 2015 and 2014, respectively. Outstanding non-vested restricted stock grants had a fair value of $2,503 and an unamortized cost of $2,029 at June 30, 2015. The cost of these shares is expected to be recognized over a weighted-average period of 1.39 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

During the three months ended June 30, 2015 and 2014, the Company recorded stock option compensation expense of $102 and $134, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded stock option compensation expense of $207 and $232, respectively. As of June 30, 2015, there was $852 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.39 years.

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Six Months Ended June 30
	2015		2014
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,631,000	$5.2980	2,955,000	$8.0742
Granted	37,000	6.7000	256,000	7.0329
Exercised	(71,900)	4.5487	–	–
Forfeited	(16,600)	5.5808	(1,546,000)	10.6730
Outstanding at end of period	1,579,500	$5.3619	1,665,000	$5.5011

The following table provides additional information regarding the Company’s outstanding options as of June 30, 2015.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	2.8	–	–	32,000	–
$12.025	3.1	–	–	50,000	–
$7.226	4.8	–	–	50,000	$23
$4.740	5.5	14,000	$41	56,000	164
$5.050	5.6	65,000	170	267,000	700
$4.300	5.7	5,000	17	20,000	67
$3.720	6.1	7,000	28	10,500	41
$3.390	6.6	146,000	625	219,500	939
$3.800	6.8	4,000	15	6,000	23
$4.820	7.6	162,000	462	119,000	339
$5.360	7.9	12,000	28	8,000	18
$5.700	7.9	12,000	24	8,000	16
$6.340	8.1	8,000	11	2,000	3
$7.170	8.6	165,200	83	48,800	24
$6.010	8.8	6,000	10	1,500	2
$5.850	8.9	13,333	24	6,667	12
$6.100	9.1	20,000	31	–	–
$6.700	9.6	35,000	34	–	–
Total		674,533	$1,603	904,967	$2,371
Weighted-average remaining contractual life		7.5 years		6.0 years
Weighted-average exercise price		$5.2949		$5.4121

There were 71,900 options exercised during the six months ended June 30, 2015, which had an intrinsic value of $190. There were no options exercised during the six months ended June 30, 2014. The weighted average grant

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

date fair value of non-vested options at June 30, 2015, was $1.52 per share. During the six months ended June 30, 2015, options for 37,000 shares were granted, options for 271,367 shares became vested, and non-vested options for 16,600 shares were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 37,000 options granted during the six-month period ended June 30, 2015: risk free rate of 1.75%, dividend yield of 2.40%, expected stock volatility of 34%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.09 per option using these assumptions. The following weighted-average assumptions were used to value 256,000 options granted during the six-month period ended June 30, 2014: risk free rate of 2.40%, dividend yield of 1.66%, expected stock volatility of 32%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $1.33 per option using these assumptions.

12. Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	June 30	December 31
	2015	2014
Unused commercial lines of credit	$136,911	$104,406
Commercial loans	4,249	4,609
Standby letters of credit	4,600	3,774
Real estate loan commitments:
Fixed rate	26,346	33,040
Adjustable rate	303,570	216,714
Unused consumer lines of credit	166,229	165,600

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”) or the FHLB of Chicago. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings. As of June 30, 2015, and December 31, 2014, net unrealized gains of $290 and $84, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains of $53 and $117 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk (continued)

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments are designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives will be carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in other non-interest income. During the three months ended June 30, 2015 and 2014, net unrealized gains of $205 and $532 respectively, and net losses of $205 and $532 respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees. During the six months ended June 30, 2015 and 2014, net unrealized gains of $55 and $606, respectively, and net losses of $55 and $606, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$16,320	$281	$7,219	$142
Forward commitments to sell loans	17,328	9	7,415	(58)
Embedded derivatives on commercial loans	23,829	704	23,985	649
Receive-fixed interest rate swaps	41,653	955	20,144	910
Pay-fixed interest rate swaps	65,482	(1,659)	44,129	(1,559)
Net unrealized gains		$290		$84

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three and six months ended June 30, 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The methods and assumptions used by the Company in estimating the fair value of its financial instruments, whether or not such fair values are recognized in the condensed consolidated financial statements, are summarized below:

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of June 30, 2015:

	Weighted- Average	Range
Loan size	$118	$2-$417
Contractual interest rate	3.75%	2.00%-7.15%
Constant prepayment rate (“CPR”)	9.08%	5.74%-19.45%
Remaining maturity in months	225	6-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.80%	9.75%-11.50%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at June 30, 2015 or December 31, 2014. Accordingly, the Company had no valuation allowance as of those dates. The Company recorded a gain of zero and $1 during the three and six months ended June 30, 2014, which was the change in the valuation allowance during those periods.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	June 30 2015		December 31 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$52,837	$52,837	$46,177	$46,177
Mortgage related securities available-for-sale	414,513	414,513	321,883	321,883
Mortgage related securities held-to-maturity	131,140	132,950	132,525	134,117
Loans held-for-sale	4,361	4,361	3,837	3,837
Loans receivable, net	1,628,491	1,642,287	1,631,303	1,653,170
Mortgage servicing rights, net	7,490	9,718	7,867	9,550
Federal Home Loan Bank stock	16,201	16,201	14,209	14,209
Accrued interest receivable	5,913	5,913	5,775	5,775
Deposit liabilities	1,732,102	1,734,138	1,718,756	1,620,375
Borrowings	333,029	341,113	256,469	264,659
Advance payments by borrowers	21,030	21,030	4,742	4,742
Accrued interest payable	723	723	492	492
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments on loans	281	281	142	142
Forward commitments to sell loans	9	9	(58)	(58)
Embedded derivatives on commercial loans	704	704	649	649
Receive-fixed interest rate swaps	955	955	910	910
Pay-fixed interest rate swaps	(1,659)	(1,659)	(1,559)	(1,559)

Thee following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At June 30, 2015
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$4,361	–	$4,361
Mortgage-related securities available-for-sale	–	414,513	–	414,513

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,837	–	$3,837
Mortgage-related securities available-for-sale	–	321,883	–	321,883

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At June 30, 2015, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6-12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $883 was recorded for loans with a recorded investment of $34,856 at June 30, 2015. These amounts were $904 and $45,425 at December 31, 2014, respectively. Provision for loan losses related to these loans was a recovery of $21 during the six month period ended June 30, 2015, and a provision of $316 during the twelve month period ended December 31, 2014. Provision for loan losses related to impaired loans at June 30, 2014, was $96 for the six months then ended.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of June 30, 2015, $3,729 in foreclosed properties was valued at collateral value compared to $4,311 at December 31, 2014. Losses of $425 and $856 related to these foreclosed properties were recorded during the six months ended June 30, 2015, and the twelve months ended December 31, 2014, respectively. Losses on foreclosed properties valued at collateral value at June 30, 2014 were $1,027 for the six months then ended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels, including the possible effects of new regulatory capital requirements under Basel III; recent, pending, and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); other potential regulatory or other actions affecting the Company or the Bank; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2014 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $3.6 million or $0.08 per diluted share in the second quarter of 2015, which was comparable to results reported in the same quarter of the previous year. Year-to-date, the Company reported net income of $7.1 million or $0.15 per diluted share in 2015 compared to $6.4 million or $0.14 per diluted share in the same six-month period in 2014. Net income during the three- and six-month periods in 2015 represented a return on assets (“ROA”) of 0.60% in both periods and a return on equity (“ROE”) of 5.10% and 5.07%, respectively. This figures compared to ROA of 0.61% and 0.55% in the 2014 periods, respectively, and ROE of 5.03% and 4.53%, respectively. Earnings in the 2015 periods were favorably impacted by recoveries of loan losses, higher brokerage and insurance commissions, higher mortgage banking revenue, lower net losses and expenses on foreclosed real estate, and lower legal, consulting, and other professional costs. These developments were largely offset by higher compensation-related costs, lower net interest income, and higher occupancy, equipment, and data processing costs. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and six months ended June 30, 2015 and 2014.

Net Interest Income The Company’s net interest income declined by $440,000 or 2.5% and by $424,000 or 1.2% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, respectively. These declines were primarily attributable to a decrease in the Company’s net interest margin that was only partially offset by an increase in its average earning assets. The Company’s net interest margin was 3.15% during the six months ended June 30, 2015, compared to 3.29% during the same period in the prior year. During the six-month period just ended, the average yield on the Company’s earning assets declined by 19 basis points compared to the same period last year, but its average cost of funds declined by only four basis points between the periods. The decline in the average yield on earning assets was largely due to the continued repricing of the Company’s loan portfolio to lower rates in the current interest rate environment. The decline in the average cost of funds was primarily due to a five basis point decline in the average cost of its certificates of deposit, which was also due to continued repricing of such deposits at lower rates. However, it should be noted that in recent months the Company has increased rates and lengthened maturity terms on certain of the certificates of deposit it offers customers in an effort to fund growth in earning assets and to manage exposure to future changes in interest rates, which may increase the Company’s cost of funds in future periods.

Also contributing to the four basis point decline in the Company’s average cost of funds during the six months ended June 30, 2015, was an increase in average borrowings from the Federal Home Loan Bank (“FHLB”) of Chicago compared to the same period in 2014. This increase occurred primarily in overnight borrowings, which were drawn to fund the growth in earning assets between the periods. These borrowings typically have a lower interest cost than deposit liabilities, particularly certificates of deposit, which effectively reduces the Company’s average cost of funds. Management expects to replace these borrowings in the near term with increases in certificates of deposit, although there can be no assurances. If this occurs, management anticipates that the Company’s average cost of funds will increase in the near term.

The Company’s average earning assets increased by $69.3 million or 3.3% during the six months ended June 30, 2015, compared to the same period in 2014. This increase was primarily due to a $113.1 million or 7.5% increase in average loans receivable in the 2015 period compared to 2014. This development was partially offset by a $51.4 million or 9.0% decrease in average mortgage-related securities in the 2015 period compared to 2014. Average mortgage-related securities declined in 2015 relative to 2014 despite the purchases of such securities in 2015, as noted later in this report.

The following tables presents certain details regarding the Company's average balance sheet and net interest income for the periods indicated. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities. The yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes fees, which are considered adjustments to yields. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by average interest-earning assets. The Company’s tax exempt investments are insignificant, so no tax equivalent adjustments have been made.

	Three Months Ended June 30
	2015				2014
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,617,213		$16,337	4.04%	$1,515,464		$16,518	4.36%
Mortgage-related securities	530,732		2,871	2.16	556,043		3,243	2.33
Investment securities (2)	15,973		57	1.43	13,242		33	1.00
Interest-earning deposits	19,192		6	0.13	13,973		4	0.11
Total interest-earning assets	2,183,110		19,271	3.53	2,098,722		19,798	3.77
Non-interest-earning assets	216,403				229,255
Total average assets	$2,399,513				$2,327,977

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	222,429		14	0.03	225,385		14	0.02
Money market accounts	504,880		183	0.14	506,520		182	0.14
Interest-bearing demand accounts	247,730		7	0.01	231,983		7	0.01
Certificates of deposit	536,860		948	0.71	579,582		1,023	0.71
Total deposit liabilities	1,511,899		1,152	0.30	1,543,470		1,226	0.32
Advance payments by borrowers for taxes and insurance	18,068		–	0.00	17,895		–	0.00
Borrowings	298,470		1,157	1.55	245,057		1,170	1.91
Total interest-bearing liabilities	1,828,437		2,309	0.51	1,806,422		2,396	0.53
Non-interest-bearing liabilities:
Non-interest-bearing deposits	208,688				178,041
Other non-interest-bearing liabilities	80,920				58,822
Total non-interest-bearing liabilities	289,608				236,863
Total liabilities	2,118,045				2,043,285
Total equity	281,468				284,692
Total average liabilities and equity	$2,399,513				$2,327,977
Net interest income and net interest rate spread			$16,962	3.02%			$17,402	3.24%
Net interest margin				3.11%				3.32%
Average interest-earning assets to average interest-bearing liabilities	1.19	x			1.16	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Six Months Ended June 30
	2015				2014
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,618,290		$32,854	4.06%	$1,505,213		$32,810	4.36%
Mortgage-related securities	517,623		5,713	2.21	569,066		6,598	2.32
Investment securities (2)	15,420		104	1.35	13,147		56	0.85
Interest-earning deposits	17,210		10	0.12	11,873		7	0.12
Total interest-earning assets	2,168,543		38,681	3.57	2,099,269		39,471	3.76
Non-interest-earning assets	217,729				229,253
Total average assets	$2,386,272				$2,328,522

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	220,454		28	0.03	223,012		27	0.02
Money market accounts	507,717		368	0.14	499,670		361	0.14
Interest-bearing demand accounts	243,428		15	0.01	232,230		14	0.01
Certificates of deposit	537,174		1,835	0.68	598,391		2,186	0.73
Total deposit liabilities	1,508,773		2,246	0.30	1,553,303		2,588	0.33
Advance payments by borrowers for taxes and insurance	13,660		0.00	0.00	13,347		–	0.00
Borrowings	294,975		2,309	1.57	242,464		2,333	1.92
Total interest-bearing liabilities	1,817,408		4,555	0.50	1,809,114		4,921	0.54
Non-interest-bearing liabilities:
Non-interest-bearing deposits	200,576				169,404
Other non-interest-bearing liabilities	86,774				66,475
Total non-interest-bearing liabilities	287,350				235,879
Total liabilities	2,104,758				2,044,993
Total equity	281,514				283,529
Total average liabilities and equity	$2,386,272				$2,328,522
Net interest income and net interest rate spread			$34,126	3.07%			$34,550	3.22%
Net interest margin				3.15%				3.29%
Average interest-earning assets to average interest-bearing liabilities	1.19	x			1.16	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended June 30, 2015 Compared to June 30, 2014
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,073	$(1,254)	$(181)
Mortgage-related securities	(143)	(229)	(372)
Investment securities	8	16	24
Interest-earning deposits	1	1	2
Total interest-earning assets	939	(1,466)	(527)
Interest-bearing liabilities:
Savings accounts	(6)	6	–
Money market accounts	(1)	2	1
Interest-bearing demand accounts	–	–	–
Certificates of deposit	(76)	1	(75)
Total deposit liabilities	(83)	9	(74)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	229	(242)	(13)
Total interest-bearing liabilities	146	(233)	(87)
Net change in net interest income	$793	$(1,233)	$(440)

	Six Months Ended June 30, 2015 Compared to June 30, 2014
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,383	$(2,339)	$44
Mortgage-related securities	(582)	(303)	(885)
Investment securities	11	37	48
Interest-earning deposits	3	–	3
Total interest-earning assets	1,815	(2,605)	(790)
Interest-bearing liabilities:
Savings accounts	(10)	11	1
Money market accounts	6	1	7
Interest-bearing demand accounts	1	–	1
Certificates of deposit	(214)	(137)	(351)
Total deposit liabilities	(217)	(125)	(342)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	454	(478)	(24)
Total interest-bearing liabilities	237	(603)	(366)
Net change in net interest income	$1,578	$(2,002)	$(424)

Provision for Loan Losses The Company’s provision for (recovery of) loan losses was $(752,000) in the second quarter of 2015 compared to $321,000 in the same quarter last year. The provision (recovery) for the six months ended June 30, 2015, was $(1.7) million compared to $334,000 in the same period last year. A continued decline in the Company’s actual loan charge-off experience in recent periods has had a favorable impact on the methodology it uses to compute general valuation allowances for most of its loan types, which is the principal reason for the loss recoveries in the 2015 periods. Also contributing was a continued decline in the level of the Company’s non-performing and classified loans, as described later in this report.

General economic, employment, and real estate conditions continue to improve in the Company’s markets. If such conditions continue in the near term and the Company continues to experience stable or reduced levels of non-performing loans, classified loans, and/or loan charge-offs, management anticipates that the provision for (recovery of) loan losses may consist of net recoveries during the remainder of 2015 and into 2016. However, there can be no assurances that these trends will continue or that classified loans, non-performing loans, and/or loan charge-off experience will not increase in future periods. Accordingly, there can be no assurances that the Company’s provision for (recovery of) loan losses will not fluctuate considerably from period to period.

Non-Interest Income Total non-interest income increased by $203,000 or 3.6% and $855,000 or 8.1% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, respectively. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges declined by $54,000 or 1.8% and by $109,000 or 1.9% during the three and six months ended June 30, 2015, compared to the same periods in the previous year. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the decline in deposit-related fees and charges to changes in customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and from check printing commissions. These developments have been partially offset by increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors.

Brokerage and insurance commissions were $822,000 during the second quarter of 2015, which was $131,000 or 19.0% higher than the same quarter in the previous year. Year-to-date this source of revenue was $2.0 million, which was $610,000 or 44.3% higher than the same period in 2014. This revenue item typically consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. The increases in this revenue item in the 2015 periods were primarily due to non-refundable incentive payments the Company received both to enter into a new relationship with a third-party financial service provider and to assist in recruiting additional qualified financial advisors. The new financial service provider has enabled the Company to expand the investment products and services that it provides to its brokerage and investment advisory customers, as well as attract additional financial advisors because of such expanded products and services.

Mortgage banking revenue, net, was $974,000 and $1.8 million during three- and six-month periods ended June 30, 2015, respectively. This compared to $792,000 and $1.4 million during the same periods in 2014, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in thousands)
Gross loan servicing fees	$666	$702	$1,342	$1,418
Mortgage servicing rights amortization	(492)	(456)	(1,000)	(878)
Mortgage servicing rights valuation recovery	–	1	–	1
Loan servicing revenue, net	174	247	342	541
Gain on loan sales activities, net	800	545	1,499	881
Mortgage banking revenue, net	$974	$792	$1,841	$1,422

Loan servicing revenue, net, declined during the three- and six-month periods in 2015 compared to the same periods in 2014. These declines were caused by a combination of lower gross loan servicing fees and higher amortization of MSRs. Gross loan servicing fees declined in the 2015 periods due to an overall decline in loans serviced for third-party investors. As of June 30, 2015, the Company serviced $1.06 billion in loans for third-party investors compared to $1.11 billion one year earlier.

Amortization of MSRs increased during the three- and six-month periods in 2015 compared to the same periods in the prior year. Lower market interest rates for one- to four-family residential loans in late 2014 and into 2015 caused higher levels of actual and expected loan prepayment activity, which resulted in higher MSR amortization in the 2015 periods compared to the prior year periods.

The change in the valuation allowance that the Company establishes against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. As of June 30, 2015, the Company had no valuation allowance against its MSRs, which had a net book value of $7.5 million as of that date. MSR valuation allowances typically increase in periods of lower market interest rates, such as that which has occurred in 2015. During such rate environments, loan refinance activity and expectations for future loan prepayments generally increase, which typically reduces the fair value of MSRs and results in an increase in the MSR valuation allowance. However, market interest rates for one- to four-family mortgage loans as of June 30, 2015, were not low enough to generate an MSR valuation allowance as of that date. However, there can be no assurances that an increase in the MSR valuation allowance will not be required in the future, particularly if market interest rates for one- to four-family residential loans remain low or decline. An increase in the MSR valuation allowance, if any, would result in a charge to earnings in the period of the increase.

Gain on loan sales activities, net, was $800,000 and $1.5 million during the three and six months ended June 30, 2015, respectively, compared to $545,000 and $881,000 during the same periods in 2014, respectively. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. In the first half of 2015, sales of these loans were $56.0 million, which was $27.3 million or over 95% higher than the same period in 2014. Lower market interest rates for one- to four-family residential loans in 2015, as previously noted, resulted in higher originations and sales of such loans in the first six months of 2015 compared to the same period of the prior year. Management anticipates that low rates, combined with expectations for an improving housing market during the remainder of the year, could continue to result in higher originations and sales of residential loans by the Company in 2015 compared to 2014. However, the origination and sale of residential loans is subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not vary considerably from period to period.

Loan-related fees were $490,000 and $927,000 during the three and six months ended June 30, 2015, respectively. These amounts compared to $586,000 and $811,000 during the same periods in 2014, respectively. In previous periods, loan-related fees were reported as a component of other non-interest income. Loan-related fees consist of periodic income from lending activities that are not deferred as yield adjustments under the applicable accounting rules. The most significant source of fees in this revenue category are those realized from interest rate swaps related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. Management expects that this source of revenue will vary from period to period depending on borrower preference for the types of loan relationships that generate the interest rate swaps.

During the second quarter of 2015, the Company recorded a $154,000 gain on the disposition of a real estate property that it held for investment purposes. On a year-to-date basis, this gain was more than offset by a $320,000 loss that the Company recorded in the first quarter on certain other real estate properties that it holds for investment purposes. The losses recorded in the first quarter were based on third-party appraisals that management obtained to assist in making a decision on whether the properties should be listed for sale. Management continues to actively sell certain of the properties that the Company holds for investment purposes, but does not expect to realize material gains or losses on the future disposition of such properties, if any.

Income from bank-owned life insurance (“BOLI”) was $473,000 during the three months ended June 30, 2015, compared to $582,000 during the same period in 2014. On a year-to-date basis, income from BOLI was $942,000 in 2015 compared to $1.1 million in the same period of 2014. Results in the 2014 periods included a payout of excess death benefits under the terms of the insurance contracts. The 2015 periods do not include any payouts related to excess death benefits.

Other non-interest income was $45,000 during the second quarter of 2015 compared to $50,000 during the same quarter in 2014. Year-to-date, other non-interest income was $170,000 in 2015 compared to $77,000 during the same period in 2014. The year-to-date change was due primarily to an increase in the fair value of certain investments held in trust for non-qualified employee benefit plans.

Non-Interest Expense Total non-interest expense increased by $722,000 or 4.2% and $2.0 million or 5.9% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, respectively. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses increased by $913,000 or 9.0% during the second quarter of 2015 compared to the same quarter in 2014. Year-to-date, compensation-related expenses increased by $2.2 million or 11.1% during the first half of 2015 compared to the same period in the previous year. These increases were partially the result of increased costs associated with the Company’s defined benefit pension plan, which was caused in large part by a decrease in the discount rate used to determine the present value of the pension obligation, but also to a change in certain other actuarial assumptions. On a year-to-date basis, this increase was $1.0 million compared to 2014. Also contributing to the increases in compensation-related expenses was a change in 2014 in the manner in which employees earned benefits for compensated absences. This change reduced the Company’s expense for compensated absences in the prior year, which resulted in that expense being $547,000 higher during the first six months of 2015 than it was during the same period of 2014. Compensation-related expense in the 2015 periods was also higher because of normal annual merit increases granted to most employees at the beginning of the year, as well as higher stock-based compensation expense. Finally, compensation-related expenses in the 2015 year-to-date period included $83,000 for employee severance costs related to the Company’s recent closing of seven retail branch offices, as more fully-described later in this report.

Occupancy, equipment, and data processing expenses increased by $301,000 or 10.0% and by $751,000 or 11.8% during the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, respectively. These increases were due in part to increases in certain data processing and software costs related to new systems the Company has installed in recent periods. Also contributing to the year-to-date increase was $215,000 in asset disposition costs and $54,000 in other facility-related costs associated with the Company’s closing of seven retail branch offices, as noted later in this report. The asset disposition costs were based primarily on recent third-party appraisals of the related real estate.

Federal deposit insurance premiums were $358,000 and $372,000 during the three months ended June 30, 2015 and 2014, respectively, and $728,000 and $746,000 during the six months ended as of the same dates, respectively. In June of 2015 the Federal Deposit Insurance Corporation (“FDIC”) issued a proposed rule that would change how insured financial institutions are assessed for deposit insurance. Under the proposed rule management estimates that the Company’s federal deposit insurance premium rate could decline by approximately 40% from its current level. However, management anticipates that, even if the rule is adopted as currently proposed, it will not have an impact on the Company’s premium rate until later in 2016. Furthermore, there can be no assurances that the rule will be adopted as proposed or that it will not be significantly changed prior to its final adoption, which could materially change the deposit insurance premiums the Company might otherwise expect to pay in the future.

Advertising and marketing-related expense was $555,000 and $868,000 during the three and six months ended June 30, 2015 and 2014, respectively, compared to $505,000 and $969,000 during the same periods in 2014, respectively. Management expects that advertising and marketing-related expense in the full year of 2015 will approximate what it was during the full year of 2014. However, this result will depend on future management decisions and there can be no assurances.

Net losses and expenses on foreclosed real estate were $393,000 and $539,000 during the three and six months ended June 30, 2015, respectively, compared to $607,000 and $967,000 in the same periods of 2014, respectively. In general, the Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to reduced levels of foreclosed properties and improved market conditions.

In May of 2015 the Company closed seven retail branch offices in connection with an efficiency and expense reduction effort. Management anticipates that this action will result in annual net cost savings of approximately $1.5 million. The Company will continue to provide products and services to the affected customers through its other nearby locations, as well as its internet, mobile banking, and telephone delivery channels. Management believes that it will retain the majority of the deposits and loans formerly serviced through these locations, which were $67.9 million and $24.8 million, respectively, at the time the offices were closed, although there can be no assurances. In connection with the branch closures the Company recorded certain one-time costs in non-interest expense in the first quarter of 2015, as previously described in this report. The Company also transferred $917,000 in net book value of real estate related to the closed offices to real estate held for investment and has listed the properties for sale. The Company does not expect to record additional material gains or losses on the ultimate disposition of these properties, if any, although there can be no assurances.

Other non-interest expense was $2.3 million during the second quarter of 2015 compared to $2.6 million during the same quarter in 2014. Year-to-date, other non-interest expense was $4.5 million in 2015 compared to $4.9 million during the same period in 2014. These decreases were due primarily to lower spending on legal, consulting, and other professional services in 2015 as compared to 2014.

Income Tax Expense Income tax expense was $2.1 million and $2.0 million during the three months ended June 30, 2015 and 2014, respectively, and was $4.2 million and $4.4 million during the six months ended as of the same dates, respectively. The Company’s effective tax rates (“ETRs”) were 36.8% and 35.7% during the second quarters of 2015 and 2014, respectively. The 2014 year-to-date period included a one-time charge of $518,000 related to a state tax settlement, net of the related federal benefit. Excluding that charge, the Company’s ETRs were 36.8% and 36.1% during the six-month periods in 2015 and 2014, respectively. The Company’s ETR will vary from period to period due primarily to the impact of non-taxable revenue items, such as earnings from BOLI and tax-exempt interest income. The Company’s ETR will generally be higher in periods in which these non-taxable revenue items comprise a smaller portion of pre-tax income.

Financial Condition

Overview The Company’s total assets increased by $91.4 million or 3.9% during the six months ended June 30, 2015. During this period the Company’s mortgage-related securities available-for-sale increased by $92.6 million. This increase was funded by a $76.6 million increase in borrowings from the FHLB of Chicago, a seasonal increase of $16.3 million in advance payments by borrowers for taxes and insurance, and a $13.3 million increase in deposit liabilities. The Company’s total shareholders’ equity was $279.0 million at June 30, 2015, compared to $280.7 million at December 31, 2014.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale increased by $92.6 million or 28.8% during the six months ended June 30, 2015. This increase was principally due to the purchase of $149.3 million in securities intended by management to maintain the available-for-sale portfolio at a level considered sufficient to sustain liquidity on the Company’s balance sheet. The increase caused by these purchases was partially offset by periodic principal repayments on the securities.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $4.3 million at June 30, 2015, compared to a net unrealized gain of $5.7 million at December 31, 2014.

The Company maintains an investment in private-label CMOs that were purchased prior to 2007 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. As of June 30, 2015, and December 31, 2014, the carrying value of the Company’s investment in private-label CMOs was $25.9 million and $29.5 million, respectively. The net unrealized gain on the securities as of such dates was $293,000 and $479,000, respectively. As of June 30, 2015, $20.7 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $333,000. As of December 31, 2014, $23.3 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized gain of $480,000.

As of June 30, 2015, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company did not purchase any held-to-maturity securities during the six months ended June 30, 2015.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $4.4 million and $3.8 million at June 30, 2015, and December 31, 2014, respectively. For reasons noted previously in this report, management believes that sales of one- to four-family mortgage loans during the remainder of 2015 could continue to exceed the level of sales recorded during the same period in 2014, although there can be no assurances.

Loans Receivable The Company’s loans receivable decreased by $2.8 million or 0.2% during the six months ended June 30, 2015. During this period increases in multi-family, commercial real estate, and construction loans (net of the undisbursed portion) were more than offset by declines in commercial and industrial (C&I), one- to four-family mortgage, and home equity loans. The decline in the Company’s C&I loans was attributable to reduced credit line usage by certain large borrowers in recent months, as well as the payoff by borrowers of a number of larger term loans. Despite these developments, management believes that the C&I loan portfolio, as well as the multi-family, commercial real estate, and construction loan portfolios, may continue to increase in the near term at their recent historical growth rates. However, changes in loans are subject to economic, market, and competitive factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

Construction loans, net of the undisbursed portion, increased only slightly during the six months ended June 30, 2015, despite a significant increase in the origination of such loans during the period. This development was mostly due to a large amount of construction loans that refinanced to permanent financing away from the Company after the completion of the their construction phase. In many cases the Company chooses to not compete aggressively for the permanent financing on these loans because of pricing, terms, and/or other conditions that management considers to be unfavorable. It should be noted, however, that the significant increase in the origination of construction loans in 2015 caused the undisbursed portion of such loans to increase significantly, from $162.5 million at December 31, 2014, to $233.3 million at June 30, 2015. Management expects that these loans will be fully disbursed over the next few quarters, which should contribute to continued growth in total loans outstanding, although there can be no assurances.

The declines in one- to four-family permanent loans and home equity loans during the six months ended June 30, 2015, were largely the result of a relatively low interest rate environment. This environment favored the refinancing of such loans by borrowers into new fixed-rate, one-to four-family mortgage loans, which the Company typically sells in the secondary market, as previously described. Also contributing to the decreases, however, was low customer demand in recent periods for adjustable-rate mortgage loans, which the Company generally retains in its loan portfolio, as well as low customer demand for home equity loans. Management does not expect these trends to change in the near term.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Six Months Ended June 30
	2015	2014
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$46,415	$43,570
Commercial real estate	28,216	14,297
Multi-family real estate	35,251	57,472
Construction and development	136,808	32,552
Total commercial loans	246,690	147,891
Retail loans:
One- to four-family first mortgages (1)	40,602	30,316
Home equity	15,829	16,705
Other consumer	752	730
Total retail loans	57,183	47,751
Total loan originations	$303,873	$195,642

(1)	Excludes $56.6 million and $32.2 million in loans originated for sale during the six months ended June 30, 2015 and 2014, respectively.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.5 million at June 30, 2015, and $7.9 million at December 31, 2014, respectively. The Company maintained no valuation allowance against its MSRs as of either of those dates. As of June 30, 2015, the Company serviced $1.06 billion in loans for third-party investors compared to $1.09 billion at December 31, 2014. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Other Assets As of June 30, 2015, and December 31, 2014, the Company’s net deferred tax asset, which is included as component of other assets, was $21.7 million and $25.6 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

The Company’s foreclosed properties and repossessed assets, which are included as a component of other assets, were $3.8 million and $4.7 million June 30, 2015, and December 31, 2014, respectively. There can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

Deposit Liabilities The Company’s deposit liabilities increased by $13.3 million or 0.8% during the six months ended June 30, 2015. Transaction deposits, consisting of checking, savings, and money market accounts, increased by $9.4 million or 0.8% during the period and certificates of deposit increased by $4.0 million or 0.8%. As noted earlier in this report, in recent months the Company has increased rates and lengthened maturity terms on certain of the certificates of deposit it offers customers. Accordingly, management believes that the average cost of the Company’s certificates of deposit may increase modestly in the near term and that such trend could continue for the foreseeable future. Furthermore, management anticipates that certificates of deposit may increase further in 2015 as a result of this strategy and that such increase will be used to reduce the Company’s overnight borrowings from the FHLB of Chicago and/or fund growth in its earning assets, although there can be no assurances.

The Company’s transaction deposits have increased in recent periods due in part to management’s efforts to increase sales of such products and related services to commercial businesses, as well as its efforts to focus retail sales efforts on such products and services. For example, non-interest-bearing checking accounts have increased $29.6 million or 16.7% in the past twelve months and $75.6 million or almost 60% the past three years due in part to these efforts. Also contributing to the increase, however, has been customer reaction to the relatively low interest rate environment for deposit products. Management believes that this environment has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which would have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $76.6 million or 29.9% during the six months ended June 30, 2015. This change was primarily caused by an increase in overnight borrowings from the FHLB of Chicago, which were drawn to fund growth in the Company’s earning assets during the period, as previously described. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $21.0 million at June 30, 2015, compared to $4.7 million at December 31, 2014. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity was $279.0 million at June 30, 2015, compared to $280.7 million at December 31, 2014. This decrease was due in part to the Company’s repurchase of $5.6 million of its common stock during the period at an average price of $7.16 per share. Also contributing to the decrease was the payment of $4.2 million in regular dividends. These developments were only partially offset by net income of $7.1 million during the six months ended June 30, 2015. The book value of the Company’s common stock as of June 30, 2015, and December 31, 2014, was $6.06 per share and $6.03 per share, respectively.

On August 3, 2015, the Company’s board of directors declared a $0.05 per share dividend payable on August 28, 2015, to shareholders of record on August 14, 2015. For additional discussion relating to the Company’s ability to pay dividends or repurchase its common stock refer to “Liquidity and Capital Resources—Capital Resources,” below.

Non-Controlling Interest in Real Estate Partnership Effective January 1, 2015, the Company determined that it was no longer necessary under GAAP to consolidate a partial interest it has in a real estate partnership. This change eliminated the non-controlling interest entries in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Statement of Income as of and for the periods ended June 30, 2015. Effective with this change, the Company determined that the equity method of accounting was appropriate for its ownership interest in this partnership. As such, the $896,000 net carrying value of the Company’s interest in the partnership at June 30, 2015, was included as a component of other assets. In addition, its interest in the loss of the partnership or $5,000 and $7,000 during the three and six months ended June 30, 2015, respectively, was included as a component of other non-interest income.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At June 30	At December 31
	2015	2014
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$130	$201
Commercial real estate	4,264	4,309
Multi-family real estate	1,381	1,402
Construction and development	783	803
Total commercial loans	6,558	6,715
Non-accrual retail loans:
One- to four-family first mortgages	4,066	4,148
Home equity	488	493
Other consumer	61	108
Total non-accrual retail loans	4,615	4,749
Total non-accrual loans	11,173	11,464
Accruing loans delinquent 90 days or more (1)	172	540
Total non-performing loans	11,345	12,004
Foreclosed real estate and repossessed assets	3,779	4,668
Total non-performing assets	$15,124	$16,672

Non-performing loans to total loans	0.70%	0.74%
Non-performing assets to total assets	0.62%	0.72%
Interest income that would have been recognized if non-accrual loans had been current (2)	$336	$634
Interest income on non-accrual loans included in interest income (2)	$145	$483

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the six months ended June 30, 2015, and the twelve months ended December 31, 2014, respectively.

The Company’s non-performing loans were $11.3 million or 0.70% of loans receivable as of June 30, 2015, compared to $12.0 million or 0.74% of loans receivable as of December 31, 2014. Non-performing assets, which includes non-performing loans, were $15.1 million or 0.62% of total assets and $16.7 million or 0.72% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at June 30, 2015, management was closely monitoring $44.9 million in additional loans that were classified as “special mention” and $23.5 million in additional loans that were classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $43.5 million and $33.4 million, respectively, as of December 31, 2014. As of June 30, 2015, most of the additional loans that were classified as “special mention” or “substandard” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of June 30, 2015 although there can be no assurances that the loans will not become impaired in future periods. Loans classified as “substandard” have declined in recent months as a number of such loans have been either upgraded or have been paid-off by the borrowers.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Six Months Ended June 30
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$22,289	$23,565
Provision for (recovery of) loan losses	(1,716)	334
Charge-offs:
Commercial and industrial	(74)	–
Commercial real estate	(69)	(557)
Multi-family real estate	–	(241)
Construction and development	–	–
One- to four-family first mortgages	(218)	(429)
Home equity	(42)	(72)
Other consumer	(306)	(239)
Total charge-offs	(709)	(1,538)
Recoveries:
Commercial and industrial	6	1
Commercial real estate	83	129
Multi-family real estate	–	–
Construction and development	–	142
One- to four-family first mortgages	41	135
Home equity	21	11
Other consumer	25	15
Total recoveries	176	433
Net charge-offs	(533)	(1,105)
Balance at end of period	$20,040	$22,794

	June 30	December 31
	2015	2014
Allowance for loan losses to total loans	1.23%	1.37%
Allowance for loan losses to non-performing loans	176.64%	185.68%
Net charge-offs to average loans (1)	0.07%	0.10%

(1)	The rate for the six months ended June 30, 2015, is annualized.

The Company’s allowance for loan losses was $20.0 million or 1.23% of total loans at June 30, 2015, compared to $22.3 million or 1.37% of total loans at December 31, 2014. As a percent of non-performing loans, the Company’s allowance for loan losses was 176.6% at June 30, 2015, compared to 185.7% at December 31, 2014. Management believes the allowance for loan losses at June 30, 2015, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 11.53% at June 30, 2015, compared to 12.06% at December 31, 2014. The decrease in this ratio was due primarily to an increase in the Company’s total assets during the period, as noted earlier in this report.

In 2015 the Company and the Bank became subject to new regulatory capital rules under Basel III. At June 30, 2015, the Company and Bank exceeded all of the regulatory capital requirements under these new rules, including the minimum amounts necessary to be classified as “well capitalized” (refer to Note 8, “Regulatory Capital Requirements,” of the Unaudited Condensed Consolidated Financial Statements, above).

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of June 30, 2015, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,204,062	–	–	–	$1,204,062
Certificates of deposit	286,872	$219,685	$21,483	–	528,040
Borrowed funds	138,450	115,702	34,942	$43,935	333,029
Operating leases	1,022	1,276	1,127	2,522	5,947
Purchase obligations	2,400	4,800	3,000	–	10,200
Deferred retirement plans and deferred compensation plans	763	1,585	1,666	4,881	8,895

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of June 30, 2015:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$136,911	–	–	–	$136,911
Commercial loans	2,118	–	$2,131	–	4,249
Standby letters of credit	3,932	$393	275	–	4,600
Multi-family and commercial real estate loans	303,582	–	–	–	303,582
Residential real estate loans	26,334	–	–	–	26,334
Unused consumer lines of credit	166,229	–	–	–	166,229
Net commitments to sell mortgage loans	17,328	–	–	–	17,328

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements The Company uses forward commitments to sell loans in order to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale. The Company also enters into interest rate swap arrangements to manage interest rate risk exposures. For additional information refer to Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of June 30, 2015.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2015, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	June 30, 2015
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$48,133	$84,797	$150,301	$86,165	$12,517	$381,913
Adjustable	406,578	64,682	81,084	18,154	352	570,850
Retail loans:
Fixed	19,654	38,615	74,381	43,829	85,627	262,106
Adjustable	108,410	131,166	89,339	49,002	51,259	429,176
Interest-earning deposits	35,251	–	–	–	–	35,251
Mortgage-related securities:
Fixed	33,302	88,688	159,215	138,575	102,422	522,202
Adjustable	19,137	–	–	–	–	19,137
Other interest-earning assets	16,201	–	–	–	–	16,201
Total interest-earning assets	686,666	407,948	554,320	335,725	252,177	2,236,836

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	206,347	206,347
Interest-bearing demand accounts	–	–	–	–	246,058	246,058
Savings accounts	–	–	–	–	220,433	220,433
Money market accounts	531,223	–	–	–	–	531,223
Certificates of deposit	144,335	145,158	217,061	21,486	–	525,040
Advance payments by borrowers for taxes and insurance	–	21,030	–	–	–	21,030
Borrowings	120,324	19,451	118,114	36,272	38,868	333,029
Total non-interest- and interest- bearing liabilities	795,882	185,639	335,175	57,758	711,706	2,086,160
Interest rate sensitivity gap	$(109,216)	$222,309	$219,145	$277,967	$(459,529)	$150,675
Cumulative interest rate sensitivity gap	(109,216)	$113,093	$332,238	$610,205	$150,676
Cumulative interest rate sensitivity gap as a percent of total assets	(4.52)%	4.68%	13.74%	25.23%	6.23%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	86.28%	111.52%	125.23%	144.40%	107.22%

Based on the above gap analysis, at June 30, 2015, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be favorably impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be adversely impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2014 Annual Report on Form 10-K.

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

The following table presents the estimated present value ratio over a range of interest rate change scenarios at June 30, 2015. The present value ratio is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

Change in Interest Rates (Basis Points)	Present Value Ratio	Change in Ratio
+400	13.02%	5.8%
+300	12.95	5.2
+200	12.79	3.9
+100	12.45	1.1
0	12.31	–
-100	13.70	11.3

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following discloses information regarding the shares of the Company common stock repurchased by the Company during the second quarter of fiscal 2015, all of which were purchased pursuant to the Board’s authorization.

Period	Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 2015	16,200	$7.28	16,200	2,153,395
May 2015	388,400	7.17	388,400	1,764,995
June 2015	210,200	7.19	210,200	1,554,795
Total/Average	614,800	$7.18	614,800

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	August 4, 2015	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	August 4, 2015	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended June 30, 2015

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X