Form 10-Q
period 2015-09-30
BANK MUTUAL CORP
filed 2015-11-03
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,486,505 shares, at October 30, 2015.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	September 30	December 31
	2015	2014
	(Dollars in thousands)
Assets
Cash and due from banks	$24,566	$34,727
Interest-earning deposits	19,198	11,450
Cash and cash equivalents	43,764	46,177
Mortgage-related securities available-for-sale, at fair value	414,253	321,883
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $134,003 in 2015 and $134,117 in 2014)	130,454	132,525
Loans held-for-sale	3,406	3,837
Loans receivable (net of allowance for loan losses of $18,891 in 2015 and $22,289 in 2014)	1,685,345	1,631,303
Mortgage servicing rights, net	7,354	7,867
Other assets	182,316	184,854

Total assets	$2,466,892	$2,328,446

Liabilities and equity

Liabilities:
Deposit liabilities	$1,736,849	$1,718,756
Borrowings	372,705	256,469
Advance payments by borrowers for taxes and insurance	29,817	4,742
Other liabilities	49,694	63,988
Total liabilities	2,189,065	2,043,955
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2015 and 2014 Issued and outstanding–none in 2015 and 2014	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2015 and 2014 Issued– 78,783,849 shares in 2015 and 2014
Outstanding–45,588,565 shares in 2015 and 46,568,284 in 2014	788	788
Additional paid-in capital	486,036	488,467
Retained earnings	163,064	159,065
Accumulated other comprehensive loss	(10,258)	(11,136)
Treasury stock–33,195,284 shares in 2015 and 32,215,565 in 2014	(361,803)	(356,467)
Total shareholders’ equity	277,827	280,717
Non-controlling interest in real estate partnership	–	3,774
Total equity including non-controlling interest	277,827	284,491

Total liabilities and equity	$2,466,892	$2,328,446

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30
	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,464	$16,588
Mortgage-related securities	2,912	3,043
Investment securities	61	35
Interest-earning deposits	4	5
Total interest income	19,441	19,671
Interest expense:
Deposit liabilities	1,206	1,087
Borrowings	1,243	1,204
Total interest expense	2,449	2,291
Net interest income	16,992	17,380
Provision for (recovery of) loan losses	(930)	98
Net interest income after provision for (recovery of) loan losses	17,922	17,282
Non-interest income:
Deposit-related fees and charges	2,975	3,110
Brokerage and insurance commissions	839	534
Mortgage banking revenue, net	798	810
Loan-related fees	476	332
Income from bank-owned life insurance (“BOLI”)	468	1,103
Gain on real estate held for investment	378	–
Gain on sale of investments	–	102
Other non-interest income	62	102
Total non-interest income	5,996	6,093
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	11,427	10,356
Occupancy, equipment, and data processing costs	3,403	3,167
Advertising and marketing	736	369
Federal deposit insurance premiums	382	367
Losses and expenses on foreclosed real estate, net	150	44
Other non-interest expense	2,372	2,381
Total non-interest expense	18,470	16,684
Income before income taxes	5,448	6,691
Income tax expense	2,103	2,284
Net income before non-controlling interest	3,345	4,407
Net loss attributable to non-controlling interest	–	2

Net income	$3,345	$4,409

Per share data:
Earnings per share–basic	$0.07	$0.09
Earnings per share–diluted	$0.07	$0.09
Cash dividends per share paid	$0.05	$0.04

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Nine Months Ended September 30
	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans	$49,318	$49,399
Mortgage-related securities	8,625	9,642
Investment securities	166	90
Interest-earning deposits	14	11
Total interest income	58,123	59,142
Interest expense:
Deposit liabilities	3,452	3,675
Borrowings	3,552	3,536
Advance payments by borrowers for taxes and insurance	1	1
Total interest expense	7,005	7,212
Net interest income	51,118	51,930
Provision for (recovery of) loan losses	(2,646)	432
Net interest income after provision for (recovery of) loan losses	53,764	51,498
Non-interest income:
Deposit-related fees and charges	8,727	8,972
Brokerage and insurance commissions	2,827	1,912
Mortgage banking revenue, net	2,639	2,232
Loan-related fees	1,402	1,143
Income from bank-owned life insurance (“BOLI”)	1,410	2,153
Loss on real estate held for investment	212	–
Gain on sale of investments	–	102
Other non-interest income	232	178
Total non-interest income	17,449	16,692
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	33,658	30,368
Occupancy, equipment, and data processing costs	10,518	9,532
Advertising and marketing	1,603	1,338
Federal insurance premiums	1,110	1,112
Losses and expenses on foreclosed real estate, net	687	1,012
Other non-interest expense	6,893	7,301
Total non-interest expense	54,469	50,663
Income before income taxes	16,744	17,527
Income tax expense	6,257	6,711
Net income before non-controlling interest	10,487	10,816
Net loss attributable to non-controlling interest	–	15

Net income	$10,487	$10,831

Per share data:
Earnings per share–basic	$0.23	$0.23
Earnings per share–diluted	$0.22	$0.23
Cash dividends per share paid	$0.14	$0.11

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended September 30
	2015	2014
	(Dollars in thousands)

Net income before non-controlling interest	$3,345	$4,407
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $434 in 2015 and $(747) in 2014	647	(1,116)
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $(116)	(174)	–
Reclassification adjustment for derivative losses realized in income, net of deferred taxes of $26	38	–
Reclassification adjustment for gain on securities included in income, net of deferred income taxes of $(41)	–	(61)
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $272 in 2015 and $67 in 2014	409	101
Total other comprehensive income (loss), net of tax	920	(1,076)
Total comprehensive income before non-controlling interest	4,265	3,331
Comprehensive loss attributable to non-controlling interest	–	2

Total comprehensive income	$4,265	$3,333

	Nine Months Ended September 30
	2015	2014
	(Dollars in thousands)

Net income before non-controlling interest	$10,487	$10,816
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(133) in 2015 and $(54) in 2014	(199)	(81)
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $(116)	((174)	–
Reclassification adjustment for derivative losses realized in income, net of deferred taxes of $26	38	–
Reclassification adjustment for gain on securities included in income, net of deferred income taxes of $(41)	–	(61)
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $808 in 2015 and $202 in 2014	1,213	302
Total other comprehensive income, net of tax	878	160
Total comprehensive income before non-controlling interest	11,365	10,976
Comprehensive loss attributable to non-controlling interest	–	15

Total comprehensive income	$11,365	$10,991

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2015	$788	$488,467	$159,065	$(11,136)	$(356,467)	$3,774	$284,491
Net income	–	–	10,487	–	–	–	10,487
Decrease in non-controlling interest in real estate partnership	–	–	–	–	–	(3,774)	(3,774)
Other comprehensive income	–	–	–	878	–	–	878
Purchase of treasury stock	–	–	–	–	(9,394)	–	(9,394)
Issuance of restricted stock	–	(2,526)	–	–	2,526	–	–
Exercise of stock options	–	(1,163)	–	–	1,806	–	643
Share based payments	–	1,258	–	–	(274)	–	984
Cash dividends ($0. 14 per share)	–	–	(6,488)	–	–	–	(6,488)

Balance at September 30, 2015	$788	$486,036	$163,064	$(10,258)	$(361,803)	–	$277,827

Balance at January 1, 2014	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922
Net income	–	–	10,831	–	–	–	10,831
Net loss attributable to non-controlling interest	–	–	–	–	–	(15)	(15)
Other comprehensive income	–	–	–	160	–	–	160
Equity contribution by non-controlling interest	–	–	–	–	–	900	900
Issuance of restricted stock	–	(1,538)	–	–	1,538	–	–
Share based payments	–	562	–	–	–	–	562
Cash dividends ($0.11 per share)	–	–	(5,121)	–	–	–	(5,121)

Balance at September 30, 2014	$788	$488,262	$157,094	$(2,159)	$(356,516)	$3,770	$291,239

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2015	2014
	(Dollars in thousands)
Operating activities:
Net income	$10,487	$10,831
Adjustments to reconcile net income to net cash from operating activities:
Provision for (recovery of) loan losses	(2,646)	432
Loss on foreclosed real estate, net	333	903
Provision for depreciation	2,405	2,151
Amortization of mortgage servicing rights	1,458	1,332
Net premium amortization on securities	1,668	1,330
Loans originated for sale	(83,897)	(57,284)
Proceeds from loan sales	85,468	55,220
Gain on loan sales activities, net	(2,085)	(1,455)
Deferred income tax expense	6,078	5,513
Gain on real estate held for investment	(212)	–
Gain on sales of investments	–	(102)
Other, net	(17,529)	(14,487)
Net cash provided by operating activities	1,528	4,384
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	85,295	79,753
Principal repayments on mortgage-related securities held-to-maturity	1,707	1,416
Purchases of mortgage-related securities available-for-sale	(179,302)	–
Proceeds from sale of mortgage-related securities available-for-sale	–	17,794
Purchases of FHLB of Chicago stock	(3,382)	(1,964)
Net increase in loans receivable	(52,889)	(90,845)
Proceeds from sale of foreclosed properties	2,328	2,718
Proceeds from sale of real estate held for investment	1,183	–
Net purchases of premises and equipment	(3,133)	(2,341)
Net cash provided (used) by investing activities	(148,193)	6,531
Financing activities:
Net increase (decrease) in deposit liabilities	18,059	(76,976)
Net increase in short-term borrowings	97,200	5,000
Proceeds from long-term borrowings	20,000	30,000
Repayments of long-term borrowings	(964)	(917)
Net increase in advance payments by borrowers for taxes and insurance	25,075	28,087
Cash dividends	(6,488)	(5,121)
Purchases of treasury stock	(9,394)	–
Other, net	764	850
Net cash provided (used) by financing activities	144,252	(19,077)
Decrease in cash and cash equivalents	(2,413)	(8,162)
Cash and cash equivalents at beginning of period	46,177	42,456
Cash and cash equivalents at end of period	$43,764	$34,294
Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$6,605	$7,212
Income taxes	2,441	1,058
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	1,493	2,718

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For the three and nine months ended September 30, 2014, $332 and $1,143, respectively, that were originally reported in those periods as a component of “other non-interest income” were reclassified to “loan-related fees” to conform to the presentation format in 2015.

Effective January 1, 2015, the Company determined that it was no longer necessary under GAAP to consolidate a partial interest it has in a real estate partnership. This change eliminated the non-controlling interest entries in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Statement of Income as of and for the three and nine month periods ended September 30, 2015, respectively. Effective with this change, the Company determined that the equity method of accounting was appropriate for its ownership interest in this partnership. As such, the $894 carrying value of the Company’s interest in the partnership at September 30, 2015, was included as a component of other assets. In addition, its $3 and $9 interest in the loss of the partnership during the three and nine months ended September 30, 2015, respectively, were included as a component of other non-interest income.

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

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$224,303	$3,137	$(56)	$227,384
Federal National Mortgage Association	160,683	2,188	(137)	162,734
Government National Mortgage Association	22	4	–	26
Private-label CMOs	23,850	509	(250)	24,109
Total available-for-sale	$408,858	$5,838	$(443)	$414,253
Securities held-to-maturity:
Federal National Mortgage Association	$130,454	$3,549	–	$134,003
Total held-to-maturity	$130,454	$3,549	–	$134,003

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$165,632	$3,590	$(54)	$169,168
Federal National Mortgage Association	121,501	1,862	(154)	123,209
Government National Mortgage Association	25	4	–	29
Private-label CMOs	28,998	707	(228)	29,477
Total available-for-sale	$316,156	$6,163	$(436)	$321,883
Securities held-to-maturity:
Federal National Mortgage Association	$132,525	$1,592	–	$134,117
Total held-to-maturity	$132,525	$1,592	–	$134,117

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related available-for-sale securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	September 30, 2015
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$53	2	$22,578	$3	1	$230	$56	$22,808
Federal National Mortgage Association	31	2	8,079	106	3	11,409	137	19,488
Private-label CMOs	49	5	6,688	201	6	6,036	250	12,724
Total available-for-sale	$133	9	$37,345	$310	10	$17,675	$443	$55,020

	December 31, 2014
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$9	2	$5,831	$45	1	$5,180	$54	$11,011
Federal National Mortgage Association	–	–	–	154	3	13,556	154	13,556
Private-label CMOs	12	1	1,363	216	9	11,821	228	13,184
Total available-for-sale	$21	3	$7,194	$415	13	$30,557	$436	$37,751

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of September 30, 2015, and December 31, 2014. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of September 30, 2015, and December 31, 2014, the Company had private-label CMOs, with a fair value of $17,770 and $23,254, respectively, and unrealized gains of $293 and $480, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated for private label CMOs, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Beginning balance of unrealized OTTI related to credit losses	$657	$789	$789	$789
Reductions for actual losses realized	(2)	–	(76)	–
Reductions for increase in cash flows expected to be received	(29)	–	(87)	–
Ending balance of unrealized OTTI related to credit losses	$626	$789	$626	$789
Adjusted cost at end of period	$4,573	$5,999	$4,573	$5,999
Estimated fair value at end of period	$5,007	$6,587	$5,007	$6,587

Results of operations included gross realized gains of $102 on the sale of securities during the three month and nine month periods ending September 30, 2014, and no gross realized gains or losses for the three and nine month periods ending September 30, 2015.

Mortgage-related securities available-for-sale with a fair value of approximately $66,488 and $79,753 at September 30, 2015, and December 31, 2014, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	September 30	December 31
	2015	2014
Commercial loans:
Commercial and industrial	$228,166	$226,537
Commercial real estate	288,055	263,512
Multi-family real estate	354,529	322,413
Construction and development loans:
Commercial real estate	35,206	42,405
Multi-family real estate	318,743	211,239
Land and land development	6,747	5,069
Total construction and development	360,696	258,713
Total commercial loans	1,231,446	1,071,175
Retail loans:
One- to four-family first mortgages:
Permanent	469,595	480,102
Construction	39,325	23,905
Total one- to four-family first mortgages	508,920	504,007
Home equity loans:
Fixed term home equity	126,997	139,046
Home equity lines of credit	75,870	80,692
Total home equity loans	202,867	219,738
Other consumer loans:
Student	8,506	9,692
Other	12,044	12,681
Total other consumer loans	20,550	22,373
Total retail loans	732,337	746,118
Gross loans receivable	1,963,783	1,817,293
Undisbursed loan proceeds	(257,983)	(162,471)
Allowance for loan losses	(18,891)	(22,289)
Deferred fees and costs, net	(1,564)	(1,230)
Total loans receivable, net	$1,685,345	$1,631,303

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At September 30, 2015, and December 31, 2014, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $497,000 and $342,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,050,597 and $1,087,107 at September 30, 2015, and December 31, 2014, respectively. These loans are not reflected in the condensed consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

	At or for the Nine Months Ended September 30, 2015
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Provision	565	(942)	(2,472)	(23)	(428)	654	(2,646)
Charge-offs	(74)	(69)	–	–	(276)	(561)	(980)
Recoveries	7	107	–	–	52	62	228
Ending balance	$2,847	$5,976	$3,606	$2,778	$2,352	$1,332	$18,891
Loss allowance individually evaluated for impairment	–	$262	$611	–	–	–	$873
Loss allowance collectively evaluated for impairment	$2,847	$5,714	$2,995	$2,778	$2,352	$1,332	$18,018

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$8,281	$9,629	$9,572	$2,132	$4,461	$619	$34,694
Loans collectively evaluated for impairment	219,885	278,426	344,957	128,592	476,448	222,798	$1,671,106
Total loans receivable	$228,166	$288,055	$354,529	$130,724	$480,909	$223,417	$1,705,800

	At or for the Nine Months Ended September 30, 2014
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Provision	34	795	71	(1,193)	432	293	432
Charge-offs	(59)	(561)	(241)	(34)	(798)	(399)	(2,092)
Recoveries	61	160	–	142	225	47	635
Ending balance	$2,639	$6,771	$5,761	$3,075	$3,079	$1,215	$22,540
Loss allowance individually evaluated for impairment	–	–	$653	–	–	–	$653
Loss allowance collectively evaluated for impairment	$2,639	$6,771	$5,108	$3,075	$3,079	$1,215	$21,887

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$12,717	$16,958	$10,719	$2,214	$4,431	$533	$47,572
Loans collectively evaluated for impairment	200,500	232,916	292,719	124,157	478,690	244,378	$1,573,360
Total loans receivable	$213,217	$249,874	$303,438	$126,371	$483,121	$244,911	$1,620,932

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in net charge-offs, real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in a decrease in the total allowance for loan losses of $1,139 and $3,367 during the three and nine months ended September 30, 2015, respectively, and a decrease of $220 and $678 during the three and nine months ended September 30, 2014.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	September 30, 2015
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	–	–	–	–	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	–	–	–	–	–
Commercial real estate:
Office	$1,922	$1,938	$262	$1,922	–
Retail/wholesale/mixed	–	–	–	–	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	–	–	–	–	–
Multi-family real estate	1,371	1,371	611	1,386	$31
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–	–	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$3,293	$3,309	$873	$3,308	$31

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$110	$127	–	$128	$5
Lines of credit	32	40	–	25	2
Total commercial and industrial	142	167	–	153	7
Commercial real estate:
Office	342	489	–	476	12
Retail/wholesale/mixed	1,717	2,342	–	1,688	64
Industrial/warehouse	198	265	–	205	14
Other	16	156	–	23	10
Total commercial real estate	2,273	3,252	–	2,392	100
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	597	597	–	597	–
Multi-family real estate	–	–	–	–	–
Land and land development	182	227	–	189	11
Total construction and development	779	824	–	786	11
One- to four-family	3,676	4,202	–	3,938	48
Home equity and other consumer:
Home equity	555	721	–	479	9
Student	–	–	–	–	–
Other	64	121	–	84	–
Total home equity and other consumer	619	842	–	563	9
Total with no allowance recorded	$7,489	$9,287	–	$7,832	$175

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	September 30, 2015
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$59,999	$5,665	$2,172	$585	$68,421
Lines of credit	143,993	5,618	2,438	7,696	159,745
Total commercial and industrial	203,992	11,283	4,610	8,281	228,166
Commercial real estate:
Office	68,628	5,551	15,138	2,263	91,580
Retail/wholesale/mixed use	104,131	14,393	14,577	6,779	139,880
Industrial/warehouse	48,423	1,351	1,274	571	51,619
Other	4,960	–	–	16	4,976
Total commercial real estate	226,142	21,295	30,989	9,629	288,055
Multi-family real estate	337,558	7,399	–	9,572	354,529
Construction and development:
Commercial real estate	15,727	–	–	597	16,324
Multi-family real estate	107,675	–	–	–	107,675
Land and land development	5,119	71	–	1,535	6,725
Total construction/development	128,521	71	–	2,132	130,724
One- to four-family	475,024	639	785	4,461	480,909
Home equity and other consumer:
Home equity	202,312	–	–	555	202,867
Student	8,506	–	–	–	8,506
Other	11,980	–	–	64	12,044
Total home equity and other consumer	222,798	–		619	223,417
Total	$1,594,035	$40,687	$36,384	$34,694	$1,705,800

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at September 30, 2015, or December 31, 2014. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at September 30, 2015, or December 31, 2014.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	September 30, 2015
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	–	$61	$61	$68,360	$68,421	$110
Lines of credit	–	$800	–	800	158,945	159,745	32
Total commercial and industrial	–	800	61	861	227,305	228,166	142
Commercial real estate:
Office	–	–	1,922	1,922	89,658	91,580	2,264
Retail/wholesale/mixed	$1,130	217	931	2,278	137,602	139,880	1,717
Industrial/warehouse	–	–	–	–	51,619	51,619	198
Other	–	–	–	–	4,976	4,976	16
Total commercial real estate	1,130	217	2,853	4,200	283,855	288,055	4,195
Multi-family real estate	1,428	–	–	1,428	353,101	354,529	1,371
Construction and development:
Commercial real estate	–	–	597	597	15,727	16,324	597
Multi-family real estate	–	–	–	–	107,675	107,675	–
Land and land development	71	–	–	71	6,654	6,725	182
Total construction	71	–	597	668	130,056	130,724	779
One- to four-family	6,790	2,599	3,637	13,026	467,883	480,909	3,676
Home equity and other consumer:
Home equity	307	325	555	1,187	201,680	202,867	555
Student	130	90	462	682	7,824	8,506	–
Other	63	33	64	160	11,884	12,044	64
Total home equity and other consumer	500	448	1,081	2,029	221,388	223,417	619
Total	$9,919	$4,064	$8,229	$22,212	$1,683,588	$1,705,800	$10,782

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

As of September 30, 2015, and December 31, 2014, $462 and $540 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally nine months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of September 30, 2015, and December 31, 2014, TDRs were $4,155 and $4,872, respectively, and consisted primarily of one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $1,966 and $3,315, respectively. Additions to TDRs during the nine-month periods ended September 30, 2015 and 2014, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same six month periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Nine Months Ended September 30
	2015	2014
MSRs at beginning of the period, net	$7,867	$8,737
Additions	945	640
Amortization	(1,458)	(1,332)
MSRs at end of the period, net	$7,354	$8,045

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for three months ending December 31:	2015	$297
Estimate for years ending December 31:	2016	1,071
	2017	936
	2018	803
	2019	687
	2020	687
	Thereafter	2,873
	Total	$7,354

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of September 30, 2015. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	September 30	December 31
	2015	2014
Accrued interest:
Loans receivable	$4,820	$4,748
Mortgage-related securities	1,162	1,027
Total accrued interest	5,982	5,775
Foreclosed properties and repossessed assets:
Commercial real estate	2,288	2,566
Land and land development	819	1,693
One-to four-family	394	409
Total foreclosed properties and repossessed assets	3,501	4,668
Bank-owned life insurance	61,192	59,830
Premises and equipment, net	51,483	52,594
Deferred tax asset, net	18,893	25,595
Federal Home Loan Bank stock, at cost	17,591	14,209
Other assets	23,674	22,183
Total other assets	$182,316	$184,854

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

5. Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,834 and $3,243 at September 30, 2015, and December 31, 2014, respectively.

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	September 30	December 31
	2015	2014
Checking accounts:
Non-interest-bearing	$206,974	$187,852
Interest-bearing	241,318	253,595
Total checking accounts	448,292	441,447
Money market accounts	534,069	532,705
Savings accounts	218,933	220,557
Certificates of deposit:
Due within one year	276,807	383,814
After one but within two years	157,853	66,586
After two but within three years	80,052	48,328
After three but within four years	18,473	10,401
After four but within five years	2,370	14,918
Total certificates of deposits	535,555	524,047
Total deposit liabilities	$1,736,849	$1,718,756

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	September 30, 2015		December 31, 2014
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$120,000	0.13%	$42,800	0.13%
FHLB term advances maturing in:
2015	20,000	0.23	18,450	0.79
2016	58,450	0.78	48,450	0.82
2017	61,191	1.19	32,765	1.50
2018	37,155	2.14	37,293	2.16
2019	19,173	2.99	19,307	3.00
2020	26,954	3.62	27,248	3.64
2021 and thereafter	29,782	3.65	30,156	3.67
Total borrowings	$372,705	1.31%	$256,469	1.78%

All of the Company’s term advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

7. Borrowings (continued)

As discussed in Note 12, “Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments,” the Company has entered into cash flow hedges using interest rate swaps to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. Two advances maturing in October 2015 of $10,000 each have corresponding pay-fixed interest rate swaps that mature in 2018 and 2019, respectively. Although these advances have stated interest rates of 0.23%, they have effective interest rates including the impact of the interest rate swaps of 1.20% and 1.46%, respectively. However, these advances have been included in the table, above, at their contractual rates and maturities.  If they had been included in the table at their hedge-adjusted rates and maturities, the advances reported as maturing in 2018 and 2019 would have each been $10,000 higher and the weighted average rates for those maturity years would have been 1.95% and 2.47% as of September 30, 2015, respectively.  Furthermore, the weighted average rate reported for total borrowings would have been 1.35% as of the same date.  Finally, these borrowings were included in the amount reported as net increase in short-term borrowings in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2015.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Company and Bank to maintain minimum capital amounts and ratios as shown in the following table and as defined in the applicable regulations. Management believes, as of September 30, 2015, that the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated. However, it should be noted that the Company was not subject to regulatory capital regulations prior to January 1, 2015, nor was the Bank subject to a common equity tangible Tier 1 (“CET1”) capital requirement prior to that same date. Furthermore, effective January 1, 2015, new regulatory capital adequacy requirements became effective which changed the inputs and methodology for computing the total capital, Tier 1 capital, and Tier 1 leverage capital ratios after that date.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

8. Regulatory Capital Requirements (continued)

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
At the Company:
Total capital	$295,480	16.23%	$145,661	8.00%	$182,076	10.00%
Tier 1 capital	276,589	15.19	109,245	6.00	145,661	8.00
CET1 capital	276,589	15.19	81,934	4.50	118,349	6.50
Tier 1 leverage capital	276,589	11.33	97,612	4.00	122,015	5.00
At the Bank:
Total capital	271,532	14.90	145,789	8.00	182,236	10.00
Tier 1 capital	252,641	13.86	109,342	6.00	145,789	8.00
CET1 capital	252,641	13.86	82,006	4.50	118,453	6.50
Tier 1 leverage capital	252,641	10.43	96,913	4.00	121,142	5.00

As of December 31, 2014
At the Bank:
Total capital	$285,406	18.19%	$125,489	8.00%	$156,861	10.00%
Tier 1 capital	265,765	16.94	62,744	4.00	94,117	6.00
Tier 1 leverage capital	265,765	11.44	92,957	4.00	116,197	5.00

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Basic earnings per share:
Net income	$3,345	$4,409	$10,487	$10,831
Weighted average shares outstanding	45,347,879	46,249,884	45,846,072	46,249,884
Vested restricted stock for period	69,266	43,220	61,437	39,014
Basic shares outstanding	45,417,145	46,293,104	45,907,509	46,288,898
Basic earnings per share	$0.07	$0.09	$0.23	$0.23

Diluted earnings per share:
Net income	$3,345	$4,409	$10,487	$10,831
Weighted average shares outstanding used in basic earnings per share	45,417,145	46,293,104	45,907,509	46,288,898
Net dilutive effect of:
Stock option shares	352,596	242,215	351,454	242,227
Unvested restricted stock	27,767	27,867	31,433	29,026
Diluted shares outstanding	45,797,508	46,563,186	46,290,396	46,560,151
Diluted earnings per share	$0.07	$0.09	$0.22	$0.23

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share (continued)

The Company had stock options for 345,200 shares outstanding as of September 30, 2015, and for 458,000 shares as of September 30, 2014, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These options had weighted average exercise prices of $8.11 and $7.70 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $190 and $212 during the three months ended September 30, 2015 and 2014, respectively, and $598 and $763 during the nine months ended as of those same dates, respectively.

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

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Service cost	$242	$224	$726	$672
Interest cost	660	667	1,980	2,001
Expected loss on plan assets	(735)	(722)	(2,205)	(2,166)
Amortization of net loss from earlier periods	656	165	1,968	495
Net periodic benefit cost	$823	$334	$2,469	$1,002

The following table summarizes the supplemental plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Interest cost	$99	$113	$297	$339
Amortization of net loss from earlier periods	23	2	69	6
Net periodic benefit cost	$122	$115	$366	$345

During the three months ended September 30, 2015, the Company made a $10,000 contribution to the qualified plan. The payment was determined based on a number of factors, including the results of the Actuarial Valuation Report as of January 1, 2014. No contribution is necessary for the Supplemental Plan.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of September 30, 2015, 2,689,700 shares remain eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $148 and $96 for the three-month periods ended September 30, 2015 and 2014, respectively, and $553 and $279 for the nine-month periods ended September 30, 2015 and 2014, respectively. Outstanding non-vested restricted stock grants had a fair value of $2,256 and an unamortized cost of $1,849 at September 30, 2015. The cost of these shares is expected to be recognized over a weighted-average period of 1.52 years.

During the three months ended September 30, 2015 and 2014, the Company recorded stock option compensation expense of $102 and $101, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded stock option compensation expense of $309 and $332, respectively. As of September 30, 2015, there was $765 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Nine Months Ended September 30
	2015		2014
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,631,000	$5.2980	2,955,000	$8.0742
Granted	44,000	6.7780	276,000	6.9653
Exercised	(157,600)	4.5870	(60,000)	11.9737
Forfeited	(61,500)	5.3181	(1,536,000)	10.6730
Outstanding at end of period	1,455,900	$5.4188	1,635,000	$5.3025

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)\

The following table provides additional information regarding the Company’s outstanding options as of September 30, 2015.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	2.6	–	–	32,000	–
$12.025	2.9	–	–	50,000	–
$7.226	4.6	–	–	50,000	$23
$4.740	5.2	14,000	$41	56,000	165
$5.050	5.3	58,400	154	236,000	621
$4.300	5.5	5,000	17	20,000	68
$3.720	5.8	3,500	14	14,000	55
$3.390	6.3	134,000	575	189,000	811
$3.800	6.5	4,000	16	6,000	23
$4.820	7.3	150,300	430	103,000	295
$5.360	7.6	12,000	28	8,000	19
$5.700	7.7	12,000	24	8,000	16
$6.340	7.8	6,000	8	4,000	5
$7.170	8.3	151,600	77	40,600	21
$6.010	8.6	6,000	10	1,500	3
$5.850	8.6	13,333	24	6,667	12
$6.100	8.9	13,333	21	6,667	11
$6.700	9.3	34,000	33	–	–
$7.190	9.8	7,000	3	–	–
Total		624,466	$1,475	831,434	$2,148
Weighted-average remaining contractual life		7.3 years		5.8 years
Weighted-average exercise price		$5.3181		$5.4945

There were 157,600 options exercised during the nine months ended September 30, 2015, which had an intrinsic value of $400. There were no options exercised during the nine months ended September 30, 2014. The weighted average grant date fair value of non-vested options at September 30, 2015, was $1.53 per share. During the nine months ended September 30, 2015, options for 44,000 shares were granted, options for 283,534 shares became vested, and non-vested options for 61,500 shares were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded Options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 44,000 options granted during the nine-month period ended September 30, 2015: risk free rate of 1.81%, dividend yield of 2.45%, expected stock volatility of 33.5%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.11 per option using these assumptions. The following weighted-average assumptions were used to value 276,000 options granted during the nine-month period ended September 30, 2014: risk free rate of 2.37%, dividend yield of 1.82%, expected stock volatility of 32%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.25 per option using these assumptions.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	September 30	December 31
	2015	2014
Unused commercial lines of credit	$127,111	$104,406
Commercial loans	5,769	4,609
Standby letters of credit	5,403	3,774
Real estate loan commitments:
Fixed rate	18,181	33,040
Adjustable rate	332,626	216,714
Unused consumer lines of credit	164,895	165,600

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses derivative instruments to manage interest rate risk associated with these activities. Specifically, the Company enters into interest rate lock commitments (“IRLCs”) with borrowers, which are considered to be derivative instruments. The Company manages its exposure to interest rate risk in IRLCs (as well as interest rate risk in its loans held-for-sale) by entering into forward commitments to sell loans to the Federal National Mortgage Association (“Fannie Mae”) or the FHLB of Chicago. Commitments to sell loans expose the Company to interest rate risk if market rates of interest decrease during the commitment period. Such forward commitments are considered to be derivative instruments. These derivatives are not designated as accounting hedges as specified in GAAP. As such, changes in the fair value of the derivative instruments are recognized currently through earnings. As of September 30, 2015, and December 31, 2014, net unrealized gains of $93 and $84, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains of $53 and $117 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are derivative financial instruments under GAAP. None of these derivative financial instruments are designated by the Company as accounting hedges as specified in GAAP. As such, the fair market value of the interest rate swaps and embedded derivatives will be carried on the Company’s balance sheet as derivative assets or liabilities, as the case may be, and periodic changes in fair market value of such financial instruments will be recorded through periodic earnings in other non-interest income. During the three months ended September 30, 2015 and 2014, net unrealized gains of $1,875 and $111 respectively, and net losses of $1,875 and $111 respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees. During the nine months ended September 30, 2015 and 2014, net unrealized gains of $3,535 and $630, respectively, and net losses of $3,535 and $630, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

Beginning in the third quarter of 2015 the Company also entered into interest rate swap arrangements to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. These interest rate swaps were designated as forecasted transaction cash flow hedges by management (refer to Note 7, “Borrowings”). As such, the effective portion of the change in the fair value of these derivatives is recorded in other comprehensive income and the ineffective portion was recorded in interest expense. During the three months ended September 30, 2015, a net unrealized loss of $136 related to such interest rate swaps was recorded in other comprehensive income, net of related income taxes. The ineffective portion of this hedge was immaterial in 2015 and was recorded in interest expense.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$12,846	$320	$7,219	$142
Forward commitments to sell loans	13,793	(227)	7,415	(58)
Embedded derivatives on commercial loans	23,696	1,009	23,895	649
Receive-fixed interest rate swaps	50,972	2,526	20,144	910
Pay-fixed interest rate swaps	94,668	(3,761)	44,129	(1,559)
Net unrealized gains (losses)		$(133)		$84

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three and nine months ended September 30, 2015. The methods and assumptions used by the Company in estimating the fair value of its financial instruments, whether or not such fair values are recognized in the condensed consolidated financial statements, are summarized below:

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

September 30, 2015

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of September 30, 2015:

	Weighted- Average	Range
Loan size	$117	$1-$415
Contractual interest rate	3.75%	2.00%-7.10%
Constant prepayment rate (“CPR”)	9.97%	5.93%-20.62%
Remaining maturity in months	224	3-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.55%	9.50%-11.25%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at September 30, 2015 or December 31, 2014. Accordingly, the Company had no valuation allowance as of those dates. The Company recorded a gain of zero and

$1 during the three and nine months ended September 30, 2014, which was the change in the valuation allowance during those periods.

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

September 30, 2015

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

Financial Instruments with Off-Balance Sheet Risk and Financial Derivatives Commitments to extend credit that are not IRLCs generally carry variable rates of interest. As such, the fair value of these instruments is not material. The Company considers the fair value of these instruments to be Level 2 in the fair value hierarchy. The carrying value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives is equal to their fair value. For IRLCs and forward commitments, the fair value is the difference between the current market prices for securities collateralized by similar loans and the notional amounts of the IRLCs and forward commitments. The fair value of the Company’s interest rate swaps and embedded derivatives is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance or credit risk component. The Company considers the fair value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives to be Level 2 in the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	September 30 2015		December 31 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$43,764	$43,764	$46,177	$46,177
Mortgage related securities available-for-sale	414,253	414,253	321,883	321,883
Mortgage related securities held-to-maturity	130,454	134,117	132,525	134,117
Loans held-for-sale	3,406	3,406	3,837	3,837
Loans receivable, net	1,685,345	1,692,878	1,631,303	1,653,170
Mortgage servicing rights, net	7,354	9,389	7,867	9,550
Federal Home Loan Bank stock	17,591	17,591	14,209	14,209
Accrued interest receivable	5,982	5,982	5,775	5,775
Deposit liabilities	1,736,849	1,731,113	1,718,756	1,620,375
Borrowings	372,705	381,893	256,469	264,659
Advance payments by borrowers	29,817	29,817	4,742	4,742
Accrued interest payable	926	926	492	492
Unrealized gains (losses) on:
Interest rate lock commitments on loans	320	320	142	142
Forward commitments to sell loans	(227)	(227)	(58)	(58)
Embedded derivatives on commercial loans	1,009	1,009	649	649
Receive-fixed interest rate swaps	2,526	2,300	910	910
Pay-fixed interest rate swaps	(3,761)	(3,535)	(1,559)	(1,559)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At September 30, 2015
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,406	–	$3,406
Mortgage-related securities available-for-sale	–	414,253	–	414,253

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,837	–	$3,837
Mortgage-related securities available-for-sale	–	321,883	–	321,883

Impaired Loans For non-accrual loans greater than an established threshold, and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At September 30, 2015, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6-12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $873 was recorded for loans with a recorded investment of $34,694 at September 30, 2015. These amounts were $904 and $45,425 at December 31, 2014, respectively. Provision for loan losses related to these loans was a recovery of $32 during the nine months ended September 30, 2015, and a provision of $316 during the twelve months ended December 31, 2014. Provision for loan losses related to impaired loans at September 30, 2014, was $65 for the nine months then ended.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of September 30, 2015, $3,124 in foreclosed properties was valued at collateral value compared to $4,311 at December 31, 2014. Losses of $384 and $856 related to these foreclosed properties were recorded during the nine months ended September 30, 2015, and the twelve months ended December 31, 2014, respectively. Losses on foreclosed properties valued at collateral value at September 30, 2014 were $745 for the nine months then ended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels; recent, pending, and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”); other potential regulatory or other actions affecting the Company or the Bank; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2014 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $3.3 million or $0.07 per diluted share in the third quarter of 2015 compared $4.4 million or $0.09 per diluted share in the same quarter of 2014. Year-to-date, the Company reported net income of $10.5 million or $0.22 per diluted share in 2015 compared to $10.8 million or $0.23 per diluted share in the same nine-month period in 2014. Earnings in the 2015 periods were unfavorably impacted by lower net interest income, lower income from bank-owned life insurance, higher compensation and benefits expense, higher occupancy, equipment, and data processing costs, and higher advertising and marketing costs. These unfavorable developments were partially offset by recoveries of loan losses, higher brokerage and insurance commissions, higher loan-related fees, and net gains on real estate held for investment in the 2015 periods. Additionally, the year-to-date period in 2015 benefited from higher mortgage banking revenue, lower net losses and expenses on foreclosed real estate, and lower legal and professional fees, as well as lower income taxes due in part to a non-recurring charge in the first quarter of 2014. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three and nine months ended September 30, 2015 and 2014.

Net Interest Income The Company net interest income declined by $388,000 or 2.2% and by $812,000 or 1.6% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These declines were primarily attributable to a decrease in the Company’s net interest margin that was only partially offset by an increase in earning assets and an increase in funding from non-interest-bearing checking accounts. The Company’s net interest margin was 3.12% during the nine months ended September 30, 2015, compared to 3.29% during the same period in the prior year. During the nine-month period just ended, the average yield on the Company’s earning assets declined by 21 basis points compared to the same period last year, but its average cost of funds declined by only two basis points between those same periods. The decline in the average yield on earning assets was largely due to the continued repricing of the Company’s loan portfolio to lower rates in the current interest rate environment. Also contributing was the purchase of mortgage-related securities in 2015 at yields that were less than the prevailing yields in the investment portfolio.

The two basis point decline in the average cost of funds was due in part to a one basis point decline in the average cost of deposits, which was due principally to a higher mix of lower-rate deposits such as interest-bearing checking, money market, and savings accounts in the 2015 year-to-date period compared to the same period in 2014. The average cost of the Company’s certificates of deposits, which typically have higher rates than its other deposit types, was 0.71% during the nine-month period in 2015, which was identical to the average cost of such deposits in the same period of 2014. In contrast, during the third quarter of 2015 the average cost of certificates of deposit was 0.77% compared to 0.65% during the same quarter of the prior year. In recent periods the Company has increased rates and lengthened maturity terms on certain of the certificates of deposit it offers customers in an effort to fund growth in earning assets and to manage exposure to future changes in interest rates.

Also contributing to the two basis point decline in the Company’s average cost of funds during the nine months ended September 30, 2015, was a 35 basis point decrease in the cost of average borrowings from the FHLB of Chicago compared to the same period in 2014. This decrease was due primarily to an increase in overnight borrowings, which were drawn to fund growth in earning assets in 2015. Overnight borrowings generally have a significantly lower interest cost than certificates of deposit, which effectively reduces the Company’s average cost of funds.

The Company’s average earning assets increased by $84.9 million or 4.0% during the nine months ended September 30, 2015, compared to the same period in 2014. This increase was primarily attributable to a $106.1 million or 7.0% increase in average loans receivable in 2015 compared to the same nine months in 2014. This development was partially offset by a $27.9 million or 5.0% decrease in average mortgage-related securities between the same periods. Although the year-to-date average of mortgage-related securities declined between 2015 and 2014, the average balance of such securities actually increased during the third quarter of 2015 compared to the same quarter in the prior year due to an increase in purchases of such securities in 2015.

Also contributing favorably to the Company’s net interest income in recent periods, as well as its net interest margin, was an increase in funding from non-interest-bearing checking accounts. The average balance in these accounts increased by $26.5 million or 14.9% during the nine months ended September 30, 2015, compared to the same period in 2014.

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

	Three Months Ended September 30
	2015				2014
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,650,143		$16,464	3.99%	$1,557,868		$16,588	4.26%
Mortgage-related securities	541,776		2,912	2.15	523,208		3,043	2.33
Investment securities (2)	16,988		61	1.44	14,015		35	1.00
Interest-earning deposits	17,063		4	0.09	15,175		5	0.13
Total interest-earning assets	2,225,970		19,441	3.49	2,110,266		19,671	3.73
Non-interest-earning assets	225,816				225,272
Total average assets	$2,451,786				$2,335,538

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$220,593		11	0.02	$223,405		14	0.03
Money market accounts	512,923		170	0.13	502,964		186	0.15
Interest-bearing demand accounts	247,139		7	0.01	223,744		7	0.01
Certificates of deposit	528,739		1,018	0.77	539,925		880	0.65
Total deposit liabilities	1,509,394		1,206	0.32	1,490,038		1,087	0.29
Advance payments by borrowers for taxes and insurance	26,064		–	0.00	27,423		–	0.00
Borrowings	345,102		1,243	1.44	271,754		1,204	1.77
Total interest-bearing liabilities	1,880,560		2,449	0.52	1,789,215		2,291	0.51
Non-interest-bearing liabilities:
Non-interest-bearing deposits	209,800				192,573
Other non-interest-bearing liabilities	83,199				67,382
Total non-interest-bearing liabilities	292,999				259,955
Total liabilities	2,173,559				2,049,170
Total equity	278,227				286,368
Total average liabilities and equity	$2,451,786				$2,335,538
Net interest income and net interest rate spread			$16,992	2.97%			$17,380	3.22%
Net interest margin				3.05%				3.29%
Average interest-earning assets to average interest-bearing liabilities	1.18	x			1.18	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Nine Months Ended September 30
	2015				2014
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,629,024		$49,318	4.04%	$1,522,958		$49,399	4.32%
Mortgage-related securities	525,762		8,625	2.19	553,612		9,642	2.32
Investment securities (2)	15,948		166	1.39	13,439		90	0.89
Interest-earning deposits	17,160		14	0.11	12,966		11	0.11
Total interest-earning assets	2,187,894		58,123	3.54	2,102,975		59,142	3.75
Non-interest-earning assets	221,223				227,419
Total average assets	$2,409,117				$2,330,394

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$220,501		39	0.02	$223,145		41	0.02
Money market accounts	509,471		538	0.14	500,780		547	0.15
Interest-bearing demand accounts	244,679		22	0.01	229,370		21	0.01
Certificates of deposit	534,332		2,853	0.71	578,688		3,066	0.71
Total deposit liabilities	1,508,983		3,452	0.31	1,531,983		3,675	0.32
Advance payments by borrowers for taxes and insurance	17,840		1	0.01	18,091		1	0.01
Borrowings	311,868		3,552	1.52	252,335		3,536	1.87
Total interest-bearing liabilities	1,838,691		7,005	0.51	1,802,409		7,212	0.53
Non-interest-bearing liabilities:
Non-interest-bearing deposits	203,684				177,212
Other non-interest-bearing liabilities	86,295				66,335
Total non-interest-bearing liabilities	289,979				243,547
Total liabilities	2,128,670				2,045,956
Total equity	280,447				284,438
Total average liabilities and equity	$2,409,117				$2,330,394
Net interest income and net interest rate spread			$51,118	3.03%			$51,930	3.22%
Net interest margin				3.12%				3.29%
Average interest-earning assets to average interest-bearing liabilities	1.19	x			1.17	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended September 30, 2015 Compared to September 30, 2014
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$960	$(1,084)	$(124)
Mortgage-related securities	109	(240)	(131)
Investment securities	8	18	26
Interest-earning deposits	1	(2)	(1)
Total interest-earning assets	1,078	(1,308)	(230)
Interest-bearing liabilities:
Savings accounts	3	(6)	(3)
Money market accounts	4	(20)	(16)
Interest-bearing demand accounts	1	(1)	–
Certificates of deposit	(18)	156	138
Total deposit liabilities	(10)	129	119
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	289	(250)	39
Total interest-bearing liabilities	279	(121)	158
Net change in net interest income	$799	$(1,187)	$(388)

	Nine Months Ended September 30, 2015 Compared to September 30, 2014
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,224	$(3,305)	$(81)
Mortgage-related securities	(491)	(526)	(1,017)
Investment securities	19	57	76
Interest-earning deposits	3	–	3
Total interest-earning assets	2,755	(3,774)	(1,019)
Interest-bearing liabilities:
Savings accounts	–	(2)	(2)
Money market accounts	10	(19)	(9)
Interest-bearing demand accounts	1	–	1
Certificates of deposit	(236)	23	(213)
Total deposit liabilities	(225)	2	(223)
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	748	(732)	16
Total interest-bearing liabilities	523	(730)	(207)
Net change in net interest income	$2,232	$(3,044)	$(812)

Provision for Loan Losses The Company’s provision for (recovery of) loan losses was $(930,000) in the third quarter of 2015 compared to $98,000 in the same quarter last year. The provision (recovery) for the nine months ended September 30, 2015, was $(2.6) million compared to $432,000 in the same period last year. A continued decline in the Company’s actual loan charge-off experience in recent periods has had a favorable impact on the methodology it uses to compute general valuation allowances for most of its loan types, which is the principal reason for the recoveries in the 2015 periods. Also contributing was a continued decline in the level of the Company’s non-performing and classified loans, as described later in this report.

General economic, employment, and real estate conditions continue to improve in the Company’s markets. If such conditions continue in the near term and the Company continues to experience stable or reduced levels of non-performing loans, classified loans, and/or loan charge-offs, management anticipates that the provision for (recovery of) loan losses may consist of net recoveries during the remainder of 2015 and into the first and possibly second quarter of 2016. However, there can be no assurances that these trends will continue or that classified loans, non-performing loans, and/or loan charge-off experience will not increase in future periods. Accordingly, there can be no assurances that the Company’s provision for (recovery of) loan losses will not fluctuate considerably from period to period.

Non-Interest Income Total non-interest income decreased by $97,000 or 1.6% during the three months ended September 30, 2015, compared to the same period in 2014. Year-to-date, total non-interest income increased by $757,000 or 4.5% in 2015 compared to the same nine-month period in 2014. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges declined by $135,000 or 4.3% and by $245,000 or 2.7% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in the previous year. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the decline in deposit-related fees and charges to changes in customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and from check printing commissions. These developments have been partially offset by increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors.

Brokerage and insurance commissions were $839,000 during the third quarter of 2015, which was $305,000 or 57.1% higher than the same quarter in the previous year. Year-to-date this source of revenue was $2.8 million, which was $915,000 or 47.9% higher than the same period in 2014. This revenue item typically consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. The increases in this revenue item in the 2015 periods were primarily due to non-refundable incentive payments the Company received both to enter into a new relationship with a third-party financial service provider and to assist in recruiting additional qualified financial advisors. These payments are not expected to recur in future periods. The new financial service provider has enabled the Company to expand the investment products and services that it provides to its brokerage and investment advisory customers, as well as attract additional financial advisors because of such expanded products and services.

Mortgage banking revenue, net, was $798,000 and $2.6 million during three- and nine-month periods ended September 30, 2015, respectively. This compared to $810,000 and $2.2 million during the same periods in 2014, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Gross loan servicing fees	$670	$690	$2,012	$2,108
Mortgage servicing rights amortization	(458)	(453)	(1,458)	(1,332)
Mortgage servicing rights valuation recovery	–	–	–	1
Loan servicing revenue, net	212	237	554	777
Gain on loan sales activities, net	586	573	2,085	1,455
Mortgage banking revenue, net	$798	$810	$2,639	$2,232

Loan servicing revenue, net, declined during the three- and nine-month periods in 2015 compared to the same periods in 2014. These declines were caused by a combination of lower gross loan servicing fees and higher amortization of MSRs. Gross loan servicing fees declined in the 2015 periods due to an overall decline in loans serviced for third-party investors. As of September 30, 2015, the Company serviced $1.05 billion in loans for third-party investors compared to $1.10 billion one year earlier.

Amortization of MSRs increased during the three- and nine-month periods in 2015 compared to the same periods in the prior year. Lower market interest rates for one- to four-family residential loans in the last half of 2014 and continuing into 2015 caused higher levels of actual and expected loan prepayment activity, which resulted in higher MSR amortization in the 2015 periods compared to the 2014 periods.

The change in the valuation allowance that the Company establishes against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. As of September 30, 2015, the Company had no valuation allowance against its MSRs, which had a net book value of $7.4 million as of that date. MSR valuation allowances typically increase in periods of lower market interest rates, such as that which has occurred in 2015. During such rate environments, loan refinance activity and expectations for future loan prepayments generally increase, which typically reduces the fair value of MSRs and results in an increase in the MSR valuation allowance. However, market interest rates for one- to four-family mortgage loans as of September 30, 2015, were not low enough to generate an MSR valuation allowance as of that date. However, there can be no assurances that an increase in the MSR valuation allowance will not be required in the future, particularly if market interest rates for one- to four-family residential loans remain low or decline. An increase in the MSR valuation allowance, if any, would result in a charge to earnings in the period of the increase.

Gain on loan sales activities, net, was $586,000 and $2.1 million during the three and nine months ended September 30, 2015, respectively, compared to $573,000 and $1.5 million during the same periods in 2014, respectively. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. Year-to-date in 2015, sales of these loans were $84.3 million, which was $29.8 million or 54.8% higher than the same period in 2014. Lower market interest rates for one- to four-family residential loans during most of 2015 resulted in higher originations and sales of such loans during the nine-month period in 2015 compared to the same period in 2014. The origination and sale of residential loans is subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not vary considerably from period to period.

Loan-related fees were $476,000 and $1.4 million during the three and nine months ended September 30, 2015, respectively. These amounts compared to $332,000 and $1.1 million during the same periods in 2014, respectively. In previous periods, loan-related fees were reported as a component of other non-interest income. Loan-related fees consist of periodic income from lending activities that are not deferred as yield adjustments under the applicable accounting rules. The most significant source of fees in this revenue category are those realized from interest rate swaps related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. Management expects that this source of revenue will vary from period to period depending on borrower preference for the types of loan relationships that generate the interest rate swaps.

Income from BOLI was $468,000 during the three months ended September 30, 2015, compared to $1.1 million during the same period in 2014. On a year-to-date basis, this revenue was $1.4 million in 2015 compared to $2.2 million in the same period of 2014. Results in the 2014 periods included payouts of excess death benefits under the terms of the insurance contracts. The 2015 periods do not include any payouts related to excess death benefits.

During the third quarter of 2015, the Company recorded $378,000 in gains on the disposition of real estate properties that it held for investment purposes. On a year-to-date basis, this gain was only $212,000 due to net losses that the Company recorded earlier in the year that were related to certain other real estate properties held for investment purposes. Management continues to actively sell certain properties that the Company holds for investment purposes, but does not expect to record material gains or losses on the future disposition of such properties, if any.

During the third quarter of 2014 the Company recorded a $102,000 gain on the sale of $17.6 million in mortgage-related securities that management felt no longer met the yield objectives of the portfolio. The Company did not sell any securities in 2015.

Non-Interest Expense Total non-interest expense increased by $1.8 million or 10.7% and $3.8 million or 7.5% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, respectively. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses increased by $1.1 million or 10.3% during the third quarter of 2015 compared to the same quarter in 2014. Year-to-date, compensation-related expenses increased by $3.3 million or 10.8% in 2015 compared to the same period in the previous year. These increases were partly the result of increased costs associated with the Company’s defined benefit pension plan, which was caused in large part by a decrease in the discount rate used to determine the present value of the pension obligation, but also to a change in certain other actuarial assumptions. On a year-to-date basis, pension expense was $1.4 million higher in 2015 than it was in 2014 for these reasons. Also contributing to the increases in compensation-related expenses was a change in 2014 in the manner in which employees earned benefits for compensated absences. This change reduced the Company’s expense for compensated absences in 2014, which caused such expense to be $934,000 higher during the nine months ended September 30, 2015, than it was during the same period of the prior year. Compensation-related expense in the 2015 periods was also higher because of normal annual merit increases granted to most employees at the beginning of the year, as well as higher stock-based compensation expense. Finally, compensation-related expenses in the 2015 year-to-date period included $83,000 for employee severance costs related to the Company’s recent closing of seven retail branch offices, as more fully-described later in this report.

Occupancy, equipment, and data processing costs increased by $236,000 or 7.5% and by $986,000 or 10.3% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year, respectively. These increases were due in part to increases in certain data processing and software costs related to new systems the Company has installed in recent periods. Also contributing to the year-to-date increase was $215,000 in asset disposition costs and $54,000 in other facility-related costs associated with the Company’s closing of seven retail branch offices, as noted later in this report.

Advertising and marketing-related expense was $736,000 and $1.6 million during the three and nine months ended September 30, 2015, respectively, compared to $369,000 and $1.3 million during the same periods in 2014, respectively. In the most recent period management made a decision to increase advertising efforts related primarily to the marketing of certificates of deposit. Management expects that advertising and marketing-related expense in the full year of 2015 could be approximately $50,000 higher than it was during the full year of 2014. However, this result will depend on future management decisions and there can be no assurances.

Federal deposit insurance premiums were $382,000 and $367,000 during the three months ended September 30, 2015 and 2014, respectively, and $1.1 million during both of the nine month periods in 2015 and 2014. In June of 2015 the FDIC issued a proposed rule that would change how insured financial institutions are assessed for deposit insurance. Under the proposed rule management estimates that the Company’s federal deposit insurance premium rate could decline by approximately 40% from its current level. However, management anticipates that, even if the rule is adopted as currently proposed, it will not have an impact on the Company’s premium rate until later in 2016. Furthermore, there can be no assurances that the rule will be adopted as proposed or that it will not be significantly changed prior to its final adoption, which could materially change the deposit insurance premiums the Company might otherwise expect to pay in the future.

Net losses and expenses on foreclosed real estate were $150,000 and $44,000 during the three months ended September 30, 2015 and 2014, respectively. Year-to-date, these expenses were $687,000 and $1.0 million in 2015 and 2014, respectively. Although the third quarter of 2015 compared to the same quarter in 2014 is an exception, the Company has generally experienced lower losses and expenses on foreclosed real estate in recent periods due to reduced levels of foreclosed properties and improved market conditions.

Other non-interest expense was $2.4 million in the third quarter of 2015 compared to a similar amount in the same quarter of 2014. Year-to-date, other non-interest expense was $6.9 million in 2015 compared to $7.3 million during the same period in 2014. The decrease in the year-to-date period was due primarily to lower spending on legal, consulting, and other professional services in 2015 as compared to 2014.

In May of 2015 the Company closed seven retail branch offices in connection with an efficiency and expense reduction effort. Management estimates this action will result in annual net cost savings of approximately $1.5 million. In connection with the branch closures the Company recorded certain one-time costs in non-interest expense in the first quarter of 2015, as previously described in this report. The Company also transferred $917,000 in net book value of real estate related to the closed offices to real estate held for investment and listed the properties for sale. The Company does not expect to record additional material gains or losses on the ultimate disposition of these properties, if any, although there can be no assurances.

Income Tax Expense Income tax expense was $2.1 million and $2.3 million during the three months ended September 30, 2015 and 2014, respectively, and was $6.3 million and $6.7 million during the nine months ended as of the same dates, respectively. The Company’s effective tax rates (“ETRs”) were 38.6% and 34.1% during the third quarters of 2015 and 2014, respectively. The 2014 year-to-date period included a one-time charge of $518,000 related to a state tax settlement, net of the related federal benefit. Excluding that charge, the Company’s ETRs were 37.4% and 35.3% during the nine-month periods in 2015 and 2014, respectively. The Company’s ETR will vary from period to period due primarily to the impact of non-taxable revenue items, such as earnings from BOLI and tax-exempt interest income. The Company’s ETR will generally be higher in periods in which these non-taxable revenue items comprise a smaller portion of pre-tax income.

Financial Condition

Overview The Company’s total assets increased by $138.4 million or 5.9% during the nine months ended September 30, 2015. During this period the Company’s mortgage-related securities available-for-sale increased by $92.4 million as a result of the purchase of securities intended to maintain the portfolio at a level considered sufficient to sustain balance sheet liquidity. In addition, loans receivable increased by $54.0 million during the period. These increases were funded by a $116.2 million increase in borrowings from the FHLB of Chicago, a seasonal increase of $25.1 million in advance payments by borrowers for taxes and insurance, and an $18.1 million increase in deposit liabilities. The Company’s total shareholders’ equity was $277.8 million at September 30, 2015, compared to $280.7 million at December 31, 2014.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale increased by $92.4 million or 28.7% during the nine months ended September 30, 2015. This increase was principally due to the purchase of $179.3 million in securities intended by management to maintain the available-for-sale portfolio at a level considered sufficient to sustain liquidity on the Company’s balance sheet. The increase caused by these purchases was partially offset by periodic principal repayments on the securities.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $4.0 million at September 30, 2015, compared to a net unrealized gain of $5.7 million at December 31, 2014.

The Company maintains an investment in private-label CMOs that were purchased prior to 2007 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. As of September 30, 2015, and December 31, 2014, the carrying value of the Company’s investment in private-label CMOs was $24.1 million and $29.5 million, respectively. The net unrealized gain on the securities as of such dates was $259,000 and $479,000, respectively. As of September 30, 2015, $17.8 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $293,000. As of December 31, 2014, $23.3 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized gain of $480,000.

As of September 30, 2015, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company did not purchase any held-to-maturity securities during the nine months ended September 30, 2015.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $3.4 million and $3.8 million at September 30, 2015, and December 31, 2014, respectively.

Loans Receivable The Company’s loans receivable increased by $54.0 million or 3.3% during the nine months ended September 30, 2015. During this period increases in multi-family, commercial real estate, and construction loans (net of the undisbursed portion), as well as commercial and industrial (C&I) loans, were partially offset by declines in one- to four-family permanent mortgages, home equity loans, and other consumer loans. Management anticipates that the overall loan growth experienced in recent periods is sustainable in the near term. However, the loan portfolio is subject to economic, market, and competitive factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

Construction loans, net of the undisbursed portion, increased by $21.9 million during the nine months ended September 30, 2015, despite a substantially larger increase in the origination of such loans during the period, which was $209.9 million in 2015 compared to $111.5 million in the same nine months of 2014. This development was mostly due to a large amount of construction loans that refinanced to permanent financing away from the Company after the completion of the their construction phase. In many cases the Company chooses to not compete aggressively for the permanent financing on these loans because of pricing, terms, and/or other conditions that management considers to be unfavorable. It should be noted, however, that the significant increase in the origination of construction loans in 2015 caused the undisbursed portion of such loans to increase significantly, from $162.5 million at December 31, 2014, to $258.0 million at September 30, 2015. Management expects that these loans will be fully disbursed over the next few quarters, which should contribute to continued growth in total loans outstanding, although there can be no assurances.

The declines in one- to four-family permanent loans and home equity loans during the nine months ended September 30, 2015, were largely the result of a relatively low interest rate environment. This environment favored the refinancing of such loans by borrowers into new fixed-rate, one- to four-family mortgage loans, which the Company typically sells in the secondary market, as previously described. Also contributing to the decreases, however, was low customer demand in recent periods for adjustable-rate mortgage loans, which the Company generally retains in its loan portfolio, as well as low customer demand for home equity loans. Management does not expect these trends to change in the near term.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Nine Months Ended September 30
	2015	2014
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$67,387	$51,439
Commercial real estate	$57,330	21,776
Multi-family real estate	67,369	79,055
Construction and development	209,911	111,548
Total commercial loans	401,997	263,818
Retail loans:
One- to four-family first mortgages (1)	73,820	50,803
Home equity	25,151	26,248
Other consumer	1,112	1,046
Total retail loans	100,083	78,097
Total loan originations	$502,080	$341,915

(1)	Excludes $83.9 million and $57.3 million in loans originated for sale during the nine months ended September 30, 2015 and 2014, respectively.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.4 million at September 30, 2015, and $7.9 million at December 31, 2014, respectively. The Company maintained no valuation allowance against its MSRs as of either of those dates. As of September 30, 2015, the Company serviced $1.05 billion in loans for third-party investors compared to $1.09 billion at December 31, 2014. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Other Assets As of September 30, 2015, and December 31, 2014, the Company’s net deferred tax asset, which is included as component of other assets, was $18.9 million and $25.6 million, respectively. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of these dates. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trends in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

The Company’s foreclosed properties and repossessed assets, which are included as a component of other assets, were $3.5 million and $4.7 million September 30, 2015, and December 31, 2014, respectively. There can be no assurances that foreclosed properties and repossessed assets will not fluctuate significantly from period to period.

Deposit Liabilities The Company’s deposit liabilities increased by $18.1 million or 1.1% during the nine months ended September 30, 2015. Certificates of deposit increased by $11.5 million or 2.2% and transaction deposits, consisting of checking, savings, and money market accounts, increased by $6.6 million or 0.6% during the period and. As noted earlier in this report, in recent months the Company has increased rates and lengthened maturity terms on certain of the certificates of deposit it offers customers. Accordingly, management believes that the average cost of the Company’s certificates of deposit may increase modestly in the near term and that such trend could continue for the foreseeable future, which would have an adverse impact on its net interest margin. Management further believes that the low interest rate environment that has persisted for the past few years has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could also increase the Company’s cost of funds in the future, which would also have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $116.2 million or 45.3% during the nine months ended September 30, 2015. This change was primarily caused by an increase in overnight borrowings from the FHLB of Chicago, which were drawn to fund growth in the Company’s earning assets during the period, as previously described. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $29.8 million at September 30, 2015, compared to $4.7 million at December 31, 2014. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity was $277.8 million at September 30, 2015, compared to $280.7 million at December 31, 2014. This decrease was due in part to the Company’s repurchase of $9.4 million of its common stock during the period at an average price of $7.17 per share. Also contributing to the decrease was the payment of $6.5 million in regular dividends. These developments were partially offset by net income of $10.5 million during the nine months ended September 30, 2015. The book value of the Company’s common stock as of September 30, 2015, and December 31, 2014, was $6.09 per share and $6.03 per share, respectively.

On November 2, 2015, the Company’s board of directors declared a $0.05 per share dividend payable on November 27, 2015, to shareholders of record on November 13, 2015. For additional discussion relating to the Company’s ability to pay dividends or repurchase its common stock refer to “Liquidity and Capital Resources—Capital Resources,” below.

Non-Controlling Interest in Real Estate Partnership Effective January 1, 2015, the Company determined that it was no longer necessary under GAAP to consolidate a partial interest it has in a real estate partnership. This change eliminated the non-controlling interest entries in the Company’s Unaudited Condensed Consolidated Statements of Financial Condition and Statement of Income as of and for the periods ended September 30, 2015. Effective with this change, the Company determined that the equity method of accounting was appropriate for its ownership interest in this partnership. As such, the $894 net carrying value of the Company’s interest in the partnership at September 30, 2015, was included as a component of other assets. In addition, its interest in the loss of the partnership of $3 and $9 during the three and nine months ended September 30, 2015, respectively, was included as a component of other non-interest income.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	September 30	December 31
	2015	2014
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$142	$201
Commercial real estate	4,195	4,309
Multi-family real estate	1,371	1,402
Construction and development	779	803
Total commercial loans	6,487	6,715
Non-accrual retail loans:
One- to four-family first mortgages	3,676	4,148
Home equity	555	493
Other consumer	64	108
Total non-accrual retail loans	4,295	4,749
Total non-accrual loans	10,782	11,464
Accruing loans delinquent 90 days or more (1)	462	540
Total non-performing loans	11,244	12,004
Foreclosed real estate and repossessed assets	3,501	4,668
Total non-performing assets	$14,745	$16,672

Non-performing loans to total loans	0.67%	0.74%
Non-performing assets to total assets	0.60%	0.72%
Interest income that would have been recognized if non-accrual loans had been current (2)	$504	$634
Interest income on non-accrual loans included in interest income (2)	$206	$483

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the nine months ended September 30, 2015, and the twelve months ended December 31, 2014, respectively.

The Company’s non-performing loans were $11.2 million or 0.67% of loans receivable as of September 30, 2015, compared to $12.0 million or 0.74% of loans receivable as of December 31, 2014. Non-performing assets, which includes non-performing loans, were $14.7 million or 0.60% of total assets and $16.7 million or 0.72% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at September 30, 2015, management was closely monitoring $36.4 million in additional loans that were classified as “special mention” and $23.5 million in additional loans that were classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $43.5 million and $33.4 million, respectively, as of December 31, 2014. As of September 30, 2015, most of these additional loans that were classified as “special mention” or “substandard” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of September 30, 2015, although there can be no assurances that the loans will not become impaired in future periods. Classified loans have declined in recent months as a number of such loans have been either upgraded or have been paid-off by the borrowers.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Nine Months Ended September 30
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$22,289	$23,565
Provision for (recovery of) loan losses	(2,646)	432
Charge-offs:
Commercial and industrial	(74)	(59)
Commercial real estate	(69)	(561)
Multi-family real estate	–	(241)
Construction and development	–	(34)
One- to four-family first mortgages	(276)	(798)
Home equity	(130)	(73)
Other consumer	(431)	(326)
Total charge-offs	(980)	(2,092)
Recoveries:
Commercial and industrial	7	61
Commercial real estate	107	160
Multi-family real estate	–	–
Construction and development	–	142
One- to four-family first mortgages	52	225
Home equity	24	23
Other consumer	38	24
Total recoveries	228	635
Net charge-offs	(752)	(1,457)
Balance at end of period	$18,891	$22,540

	September 30	December 31
	2015	2014
Allowance for loan losses to total loans	1.12%	1.37%
Allowance for loan losses to non-performing loans	168.01%	185.68%
Net charge-offs to average loans (1)	0.06%	0.10%

(1)	The rate for the nine months ended September 30, 2015, is annualized.

The Company’s allowance for loan losses was $18.9 million or 1.12% of total loans at September 30, 2015, compared to $22.3 million or 1.37% of total loans at December 31, 2014. As a percent of non-performing loans, the Company’s allowance for loan losses was 168.0% at September 30, 2015, compared to 185.7% at December 31, 2014. Management believes the allowance for loan losses at September 30, 2015, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 11.26% at September 30, 2015, compared to 12.06% at December 31, 2014. The decrease in this ratio was due primarily to an increase in the Company’s total assets during the period, as noted earlier in this report.

In 2015 the Company and the Bank became subject to new regulatory capital rules under Basel III. At September 30, 2015, the Company and Bank exceeded all of the regulatory capital requirements under these new rules, including the minimum amounts necessary to be classified as “well capitalized” (refer to Note 8, “Regulatory Capital Requirements,” of the Unaudited Condensed Consolidated Financial Statements, above).

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of September 30, 2015, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,201,294	–	–	–	$1,201,294
Certificates of deposit	276,807	$237,905	$20,843	–	535,555
Borrowed funds	178,450	95,668	34,877	$63,710	372,705
Operating leases	958	1,215	1,110	2,442	5,725
Purchase obligations	2,400	4,800	2,400	–	9,600
Deferred retirement plans and deferred compensation plans	774	1,578	1,697	4,669	8,718

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of September 30, 2015:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$127,111	–	–	–	$127,111
Commercial loans	5,769	–		–	5,769
Standby letters of credit	3,465	$1,663	$275	–	5,403
Multi-family and commercial real estate loans	318,250	–	–	–	318,250
Residential real estate loans	32,557	–	–	–	32,557
Unused consumer lines of credit	164,895	–	–	–	164,895
Net commitments to sell mortgage loans	13,793	–	–	–	13,793

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

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of September 30, 2015.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2015, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions. Any loans that are associated with the Company’s interest rate swap program are classified as adjustable rate.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity. Any borrowings associated with the Company’s forecasted transaction cash flow hedge program are classified based on the maturity of the related interest rate swaps.

	September 30, 2015
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$36,942	$55,925	$152,335	$78,765	$24,427	$348,394
Adjustable	531,110	54,453	59,552	14,911	–	660,026
Retail loans:
Fixed	18,693	37,642	72,620	42,853	86,817	258,625
Adjustable	103,544	138,548	80,549	62,548	46,851	432,040
Interest-earning deposits	19,193	–	–	–	–	19,193
Mortgage-related securities:
Fixed	33,972	91,919	158,704	136,349	100,258	521,202
Adjustable	18,112	–	–	–	–	18,112
Other interest-earning assets	17,591	–	–	–	–	17,591
Total interest-earning assets	779,157	378,487	523,760	335,426	258,353	2,275,183

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	206,975	206,975
Interest-bearing demand accounts	–	–	–	–	241,317	241,317
Savings accounts	–	–	–	–	218,933	218,933
Money market accounts	534,069	–	–	–	–	534,069
Certificates of deposit	101,719	179,207	233,786	20,843	–	535,555
Advance payments by borrowers for taxes and insurance	29,817	–	–	–	–	29,817
Borrowings	120,330	59,461	108,109	46,223	38,581	372,704
Total non-interest- and interest- bearing liabilities	785,935	238,668	341,895	67,066	705,806	2,139,370
Interest rate sensitivity gap	$(6,778)	$139,819	$181,865	$268,360	$(447,453)	$135813
Cumulative interest rate sensitivity gap	$(6,778)	$133,041	$314,906	$583,266	$135,813
Cumulative interest rate sensitivity gap as a percent of total assets	-0.27%	5.40%	12.77%	23.66%	5.51%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	99.14%	112.98%	140.69%	140.69%	106.35%

Based on the above gap analysis, at September 30, 2015, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year the Company’s net interest income could be favorably impacted by an increase in market interest rates. Alternatively, the Company’s net interest income could be adversely impacted by a decline in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2014 Annual Report on Form 10-K.

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

The following table presents the estimated present value ratio over a range of interest rate change scenarios at September 30, 2015. The present value ratio is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

Change in Interest Rates (Basis Points)	Present Value Ratio	Change in Ratio
+400	12.95%	8.6%
+300	12.81	7.4
+200	12.58	5.4
+100	12.15	1.9
0	11.93	–
-100	13.28	11.3

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following discloses information regarding the shares of the Company common stock repurchased by the Company during the third quarter of fiscal 2015, all of which were purchased pursuant to the Board’s authorization.

Period	Shares Purchased	Average Price Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
July 2015	125,805	$7.27	125,805	1,428,990
August 2015	315,831	7.18	315,831	1,113,159
September 2015	84,900	7.12	84,900	1,028,259
Total/Average	526,536	$7.20	526,536

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	November 3, 2015	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	November 3, 2015	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended September 30, 2015

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X