Form 10-K
period 2015-12-31
BANK MUTUAL CORP
filed 2016-03-07
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☐    No  ☒

As of February 29, 2016, 45,575,567 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $7.67 last sale price on The NASDAQ Global Select Market on June 30, 2015, the last trading date of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers; does not constitute an admission as to affiliate status) was approximately $327.1 million.

Part of Form 10-K Into Which
Documents Incorporated by Reference	Portions of Document are Incorporated

Proxy Statement for Annual Meeting of Shareholders on May 2, 2016	Part III

BANK MUTUAL CORPORATION

FORM 10-K ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2015

Part I

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels; recent, pending, and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”) and other regulatory or other actions affecting the Company or the Bank; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in “Item 1A. Risk Factors,” as well as “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Market Area

At December 31, 2015, the Company had 68 banking offices in Wisconsin and one in Minnesota. The Company is the third largest financial institution headquartered in Wisconsin based on total assets and the fourth largest based on deposit market share. At June 30, 2015, the Company had a 1.26% market share of all deposits held by FDIC-insured institutions in Wisconsin.

The largest concentration of the Company’s offices is in southeastern Wisconsin, consisting of the Milwaukee Metropolitan Statistical Area (“MSA”), and Racine and Kenosha Counties. The Company has 25 offices in these areas. The Company also has five offices in south central Wisconsin, consisting of the Madison MSA and the Janesville/Beloit MSA, as well as six other offices in communities in east central Wisconsin. The Company also operates 18 banking offices in northeastern Wisconsin, including the Green Bay MSA. Finally, the Company has 14 offices in northwestern Wisconsin, including the Eau Claire MSA, and one office in Woodbury, Minnesota, which is part of the Minneapolis-St. Paul MSA. A number of the Company’s banking offices are located near the northern Michigan and Illinois borders. Therefore, the Company may also draw customers from nearby regions in those states.

The services provided through the Company's banking offices are supplemented by services offered through ATMs located in the Company’s market areas, as well as internet and mobile banking, remote deposit capture, a customer service call center, and 24-hour telephone banking.

In March 2016 the Company expects to complete the consolidation of four banking offices into nearby offices, which will reduce the total number of its offices to 65. One of these offices is located in the Milwaukee MSA, one is located in the Eau Claire MSA, one is located in northeastern Wisconsin, and one is located in east central Wisconsin. The Company expects that it will continue to provide products and services to the affected customers through its other nearby locations, as well as its internet, mobile banking, remote deposit capture, and telephone channels. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Lending Activities

General At December 31, 2015, the Company’s total loans receivable was $1.7 billion or 69.5% of total assets. The Company’s loan portfolio consists of loans to both commercial and retail borrowers. Loans to commercial borrowers include loans secured by real estate such as multi-family properties, non-residential commercial properties (referred to as “commercial real estate”), and construction and development projects secured by these same types of properties, as well as land. In addition, commercial loans include loans to businesses that are not secured by real estate (referred to as “commercial and industrial loans”). Loans to retail borrowers include loans to individuals that are secured by real estate such as one- to four-family first mortgages, home equity term loans, and home equity lines of credit. In addition, retail loans include student loans, automobile loans, and other loans not secured by real estate (collectively referred to as “other consumer loans”).

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

Commercial and Industrial Loans At December 31, 2015, the Company’s portfolio of commercial and industrial loans was $235.3 million or 11.8% of its gross loans receivable. This portfolio consists of loans and lines of credit to businesses for equipment purchases, working capital, debt refinancing or restructuring, business acquisition or expansion, Small Business Administration (“SBA”) loans, and domestic standby letters of credit. The unfunded portion of approved commercial and industrial lines of credit and letters of credit was $175.0 million as of December 31, 2015. Typically, commercial and industrial loans are secured by general business security agreements and personal guarantees. The Company offers variable, adjustable, and fixed-rate commercial and industrial loans. The Company also has commercial and industrial loans that have an initial period where interest rates are fixed, generally for one to five years, and thereafter are adjustable based on various market indices. Fixed-rate loans are priced at either a margin over various market indices with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period. Commercial lines of credit generally have a term of one year and are subject to annual renewal thereafter. The Company performs an annual credit review of all commercial and industrial borrowers having an exposure to the Company of $500,000 or more.

Multi-family and Commercial Real Estate Loans At December 31, 2015, the Company’s aggregate portfolio of multi-family and commercial real estate loans was $709.2 million or 35.5% of its gross loans receivable. The Company’s multi-family and commercial real estate loan portfolios consist of fixed-rate and adjustable-rate loans originated at prevailing market rates usually tied to various market indices. This portfolio generally consists of loans secured by apartment buildings, office buildings, retail centers, warehouses, and industrial buildings. Loans in this portfolio may be secured by either owner or non-owner occupied properties. Loans in this portfolio typically do not exceed 80% of the lesser of the purchase price or an independent appraisal by an appraiser designated by the Company. Loans originated with balloon maturities are generally amortized on a 25 to 30 year basis with a typical balloon term of 3 to 5 years. However, if a multi-family or commercial real estate borrower desires a fixed-rate loan with a balloon maturity beyond five years, the Company generally requires the borrower to commit to an adjustable-rate loan that is converted back into a fixed-rate exposure through an interest rate swap agreement between the Company and the borrower. The Company then enters into an offsetting interest rate swap agreement with a third-party financial institution that converts the Company’s interest rate risk exposure back into a floating-rate exposure. The Company will generally record fee income related to the difference in the fair values of the respective interest rate swaps on the date of the transaction. Refer to “Financial Derivatives,” below, for additional discussion.

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

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. The Bank has internal lending limits to single borrowers or a group of related borrowers that are adjusted from time-to-time, but are generally well below the Bank’s legal lending limit of approximately $41 million as of December 31, 2015. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Furthermore, borrowers’ problems in areas unrelated to the properties that secure the Company’s loans may have an adverse impact on such borrowers’ ability to comply with the terms of the Company’s loans.

Construction and Development Loans At December 31, 2015, the Company’s portfolio of construction and development loans was $330.7 million or 16.6% of its gross loans receivable. In addition, the unfunded portion of approved construction and development loans was $212.7 million as of that same date. Construction and development loans typically have terms of 18 to 24 months, are interest-only, and carry variable interest rates tied to a market index. Disbursements on these loans are based on draw requests supported by appropriate lien waivers. Construction loans typically convert to permanent loans at the completion of a project, but may or may not remain in the Company’s loan portfolio depending on the competitive environment for permanent financing at the end of the construction term. Development loans are typically repaid as the underlying lots or housing units are sold. Construction and development loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Company's risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, the appropriate application of loan proceeds to the work performed, the borrower's ability to advance additional construction funds if necessary, and the stabilization period for lease-up after the completion of construction. In addition, in the event a borrower defaults on the loan during its construction phase, the construction project often needs to be completed before the full value of the collateral can be realized by the Company. The Company performs an annual credit review of its construction and development loans over $500,000.

Residential Mortgage Loans At December 31, 2015, the Company’s portfolio of one- to four-family first mortgage loans was $504.2 million or 25.2% of its gross loans receivable. In addition, the unfunded portion of approved construction loans was $25.4 million as of that same date. Most of these loans are for owner-occupied residences; however, the Company also originates first mortgage loans secured by second homes, seasonal homes, and investment properties.

The Company originates primarily conventional fixed-rate residential mortgage loans and adjustable-rate residential mortgage (“ARM”) loans with maturity dates up to 30 years. Such loans generally are underwritten to the Federal National Mortgage Association (“Fannie Mae”) and other regulatory standards, including those specified in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In general, ARM loans are retained by the Company in its loan portfolio. Conventional fixed-rate residential mortgage loans are generally sold in the secondary market without recourse, although the Company typically retains the servicing rights to such loans. When the Company sells residential mortgage loans in the secondary market, it makes representations and warranties to the purchasers about various characteristics of each loan, including the underwriting standards applied and the documentation being provided. Failure of the Company to comply with the requirements established by the purchaser of the loan may result in the Company being required to repurchase the loan. There have not been any material instances where the Company has been required to repurchase loans.

The Company also originates “jumbo” single family mortgage loans in excess of the Fannie Mae maximum loan amount, which was $417,000 for single family homes in its primary market areas. Fannie Mae has higher limits for two-, three- and four-family homes. The Company generally retains fixed-rate jumbo single family mortgage loans in its portfolio.

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

From time-to-time the Company also originates loans under programs administered by various government agencies such as the Wisconsin Housing and Economic Development Authority (“WHEDA”). Loans originated under these programs may or may not be held by the Company in its loan portfolio and the Company may or may not retain the servicing rights for such loans.

ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments from the borrowers increase, which increases the potential for payment default. At the same time, the marketability and/or value of the underlying property may be adversely affected by higher interest rates. ARM loans generally have an initial fixed-rate term five or seven years. Thereafter, they are adjusted on an annual basis up to a maximum of 200 basis points per year. The Company originates ARM loans with lifetime caps set at 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. The Company does not offer ARM loans with negative amortization or with interest-only payment features. The Company currently utilizes the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant maturity treasury index”) as the base index to determine the interest rate payable upon the adjustment date of ARM loans. The volume and types of ARM loans the Company originates have been affected by the level of market interest rates, competition, consumer preferences, and the availability of funds. ARM loans are susceptible to early prepayment during periods of lower interest rates as borrowers refinance into fixed-rate loans.

The Company requires an appraisal of the real estate that secures a residential mortgage loan, which must be performed by an independent certified appraiser approved by the board of directors, but contracted and administered by an independent third party. A title insurance policy is required for all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers are also generally required to escrow in advance for real estate taxes. Generally, no interest is paid on these escrow deposits. If borrowers with loans having a lower loan-to-value ratio want to handle their own taxes and insurance, an escrow waiver fee is charged. With respect to escrowed real estate taxes, the Company generally makes this disbursement directly to the borrower as obligations become due.

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

In addition to servicing the loans in its own portfolio, the Company continues to service most of the loans that it sells to Fannie Mae and other third-party investors (“loans serviced for third-party investors”). Servicing mortgage loans, whether for its own portfolio or for third-party investors, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making certain payments on behalf of borrowers. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2015, loans serviced for third-party investors amounted to $1.04 billion. These loans are not reflected in the Company’s Consolidated Statements of Financial Condition.

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

Home Equity Loans At December 31, 2015, the Company’s portfolio of home equity loans was $198.2 million or 9.9% of its gross loans receivable. Home equity loans include fixed term home equity loans and home equity lines of credit. The unfunded portion of approved home equity lines of credit was $115.9 million as of December 31, 2015. Home equity loans are typically secured by junior liens on owner-occupied one- to four-family residences, but in many instances are secured by first liens on such properties. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit score, verification of the value of the equity in the home, and verification of the borrower’s income.

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

Other Consumer Loans At December 31, 2015, the Company’s portfolio of other consumer loans was $19.8 million or 1.0% of its gross loans receivable. Other consumer loans include student loans, automobile loans, recreational vehicle and boat loans, deposit account loans, overdraft protection lines of credit, and unsecured consumer loans, including loans through credit card programs that are administered by third parties. The Company no longer originates student loans through programs guaranteed by the federal government. Student loans that continue to be held by the Company are administered by a third party.

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

Internal Risk Ratings and Classified Assets OCC regulations require thrift institutions to review and, if necessary, classify their assets on a regular basis. Accordingly, the Company has internal policies and procedures in place to evaluate and/or maintain risk ratings on all of its loans and certain other assets. In general, these internal risk ratings correspond with regulatory requirements to adversely classify problem loans and certain other assets as “substandard,” “doubtful,” or “loss.” A loan or other asset is adversely classified as substandard if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. A loan or other asset is adversely classified as doubtful if full collection is highly questionable or improbable. A loan or other asset is adversely classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a “special mention” designation, described as loans or assets which do not currently expose the Company to a sufficient degree of risk to warrant adverse classification, but which demonstrate clear trends in credit deficiencies or potential weaknesses deserving management's close attention (refer to the following paragraph for additional discussion). As of December 31, 2015, $32.4 million or 1.9% the Company’s loans were classified as special mention and $37.1 million or 2.1% were classified as substandard. The latter includes all loans placed on non-accrual in accordance with the Company’s policies, as described below. In addition, as of December 31, 2015, $23.3 million of the Company’s mortgage-related securities, consisting of private-label collateralized mortgage obligations (“CMOs”) rated less than investment grade, were classified as substandard in accordance with regulatory guidelines. The Company had no loans or other assets classified as doubtful or loss at December 31, 2015.

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

Delinquent Loans When a borrower fails to make required payments on a loan, the Company takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of one- to four-family mortgage loans, the Company’s loan servicing department is responsible for collection procedures from the 15th day of delinquency through the completion of foreclosure. Specific procedures include late charge notices, telephone contacts, and letters. If these efforts are unsuccessful, foreclosure notices will eventually be sent. The Company may also send either a qualified third party inspector or a loan officer to the property in an effort to contact the borrower. When contact is made with the borrower, the Company attempts to obtain full payment or work out a repayment schedule to avoid foreclosure of the collateral. Many borrowers pay before the agreed upon payment deadline and it is not necessary to start a foreclosure action. The Company follows collection procedures and guidelines outlined by Fannie Mae, WHEDA, and, when applicable, other government-sponsored loan programs.

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

Non-Accrual Policy With the exception of student loans that are guaranteed by the U.S. government, the Company generally stops accruing interest income on loans when interest or principal payments are 90 days or more in arrears or earlier when the future collectability of such interest or principal payments may no longer be certain. In such cases, borrowers have often been able to maintain a current payment status, but are experiencing financial difficulties and/or the properties that secure the loans are experiencing increased vacancies, declining lease rates, and/or delays in unit sales. In such instances, the Company generally stops accruing interest income on the loans even though the borrowers are current with respect to all contractual payments. Although the Company generally no longer accrues interest on these loans, the Company may continue to record periodic interest payments received on such loans as interest income provided the borrowers remain current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loans are deemed to be collectible. The Company designates loans on which it stops accruing interest income as non-accrual loans and establishes a reserve for outstanding interest that was previously credited to income. All loans on non-accrual are considered to be impaired. The Company returns a non-accrual loan to accrual status when factors indicating doubtful or uncertain collection no longer exist. In general, non-accrual loans are also classified as substandard, doubtful, or loss in accordance with the Company’s internal risk rating policy. As of December 31, 2015, $13.6 million or 0.78% of the Company’s loans were considered to be non-performing in accordance with the Company’s policies.

Foreclosed Properties and Repossessed Assets As of December 31, 2015, $3.3 million or 0.1% of the Company’s total assets consisted of foreclosed properties and repossessed assets. In the case of loans secured by real estate, foreclosure action generally starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer and the executive loan committee of the board of directors. If, based on this review, the Company determines that repayment of a loan is solely dependent on the liquidation of the collateral, the Company will typically seek the shortest redemption period possible, thus waiving its right to collect any deficiency from the borrower. Depending on whether the Company has waived this right and a variety of other factors outside the Company’s control (including the legal actions of borrowers to protect their interests), an extended period of time could transpire between the commencement of a foreclosure action by the Company and its ultimate receipt of title to the property.

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

Allowance for Loan Losses As of December 31, 2015, the Company’s allowance for loan losses was $17.6 million or 1.01% of loans receivable and 129.51% of non-performing loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and pools of homogenous loans within the portfolio, and actual loss, delinquency, and/or risk rating experience within the portfolio. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors, including regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any. For additional information relating to the Company’s allowance for loan losses for the periods covered by this report, refer to “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company maintains general allowances for loan loss against certain homogenous pools of loans. These pools generally consist of smaller loans of all types that do not warrant individual review due to their size. In addition, pools may also consist of larger commercial loans that have not been individually identified as impaired by management. Certain of these pools are further segmented by management’s internal risk rating of the loans. Management has developed factors for each pool or segment based on the historical loss experience of each pool or segment, internal risk ratings, industry loss experience by type of loan, and consideration of current economic trends, in order to determine what it believes is an appropriate level for the general allowance. Given the significant amount of management judgment involved in this process there could be significant variation in the Company’s allowance for loan losses and provision for loan losses from period to period.

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

Management generally measures impairment of impaired loans whether or not foreclosure is probable based on the estimated fair value of the underlying collateral. Such estimates are based on management’s judgment or, when considered appropriate, on an updated appraisal or similar evaluation. Updated appraisals are also typically obtained on impaired loans on at least an annual basis or when foreclosure or repossession of the underlying collateral is considered to be imminent. Prior to receipt of an updated appraisal, management has typically relied on the latest appraisal and knowledge of the condition of the collateral, as well as the current market for the collateral, to estimate the Company’s exposure to loss on impaired loans.

Investment Activities

At December 31, 2015, the Company’s portfolio of mortgage-related securities available-for-sale was $407.9 million or 16.3% of its total assets. As of the same date its portfolio of mortgage-related securities held-to-maturity was $120.9 million or 4.8% of total assets. Mortgage-related securities consist principally of mortgage-backed securities (“MBSs”) and CMOs. Most of the Company’s mortgage-related securities are directly or indirectly insured or guaranteed by Fannie Mae, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”). The remaining securities are private-label CMOs. Private-label CMOs generally carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by the aforementioned agencies of the U.S. Government. Although the latter securities have less exposure to credit risk, like private-label CMOs they remain exposed to fluctuating interest rates and instability in real estate markets, which may alter the prepayment rate of underlying mortgage loans and thereby affect the fair value of the securities. For additional information related to the Company’s mortgage-related securities, refer to “Financial Condition—Mortgage-Related Securities Available-for-Sale” and “Financial Condition—Mortgage-Related Securities Held-to-Maturity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The objectives of the Company’s investment policy are to meet the liquidity requirements of the Company and to generate a favorable return on investments without compromising management objectives related to interest rate risk, liquidity risk, credit risk, and investment portfolio concentrations. In addition, from time to time the Company will pledge eligible securities as collateral for certain deposit liabilities, FHLB of Chicago advances, financial derivatives, and other purposes permitted or required by law.

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

Financial Derivatives

The Company’s policies permit the use of financial derivatives such as financial futures, forward commitments, and interest rate swaps, to manage its exposure to interest rate risk. At December 31, 2015, the Company was using forward commitments to manage interest rate risk related to its sale of residential loans in the secondary market and interest rate swaps to manage interest rate risk related to certain fixed-rate commercial loans and forecasted transaction cash flows. For additional information, refer to “Note 1. Summary of Significant Accounting Policies” and “Note 13. Financial Instruments with Off-Balance-Sheet Risk and Derivative Financial Instruments” in “Item 8. Financial Statements and Supplementary Data.”

Deposit Liabilities

At December 31, 2015, the Company’s deposit liabilities were $1.8 billion or 71.8% of its total liabilities and equity. The Company offers a variety of deposit accounts having a range of interest rates and terms for both retail and business customers. The Company currently offers regular savings accounts, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and certificates of deposit. The Company also offers IRA time deposit accounts and health savings accounts. When the Company determines its deposit rates, it considers rates offered by local competitors, benchmark rates on U.S. Treasury securities, and rates on other sources of funds such as FHLB of Chicago advances. For additional information, refer to “Financial Condition—Deposit Liabilities” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Borrowings

At December 31, 2015, the Company’s borrowed funds were $372.4 million or 14.9% of its total liabilities and equity. The Company borrows funds to finance its lending, investing, operating, and, when active, stock repurchase activities. Substantially all of the Company’s borrowings have traditionally consisted of advances from the FHLB of Chicago on terms and conditions generally available to member institutions. The Company’s FHLB of Chicago borrowings typically carry fixed rates of interest, have stated maturities, and are generally subject to significant prepayment penalties if repaid prior to their stated maturity. The Company has pledged certain one- to four-family first and second mortgage loans, as well as certain multi-family mortgage loans, as blanket collateral for current and future advances. From time to time the Company may also pledge mortgage-related securities as collateral for advances.

For additional information regarding the Company’s outstanding advances from the FHLB of Chicago as of December 31, 2015, refer to “Financial Condition—Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Shareholders’ Equity

At December 31, 2015, the Company’s shareholders’ equity was $276.5 million or 11.17% of its total liabilities and equity. The Company and the Bank are both required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by their respective federal regulators. Management’s objective is to maintain the Company and the Bank’s regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2015, the Company and the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional discussion relating to regulatory capital standards refer to “Regulation and Supervision of the Company —Regulatory Capital Requirements” and “Regulation and Supervision of the Bank—Regulatory Capital Requirements,” below. For additional information related to the Company’s equity and the Company and Bank’s regulatory capital, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

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

Subsidiaries

BancMutual Financial and Insurance Services, Inc. (“BMFIS”), a wholly-owned subsidiary of the Bank that does business as “Mutual Financial Group,” provides investment, wealth management, and insurance products and services to the Bank’s customers and the general public. These products and services include equity and debt securities, mutual fund investments, tax-deferred annuities, life, disability, and long-term care insurance, property and casualty insurance, financial advisory services, and other brokerage-related services. BMFIS also offers fee-based financial planning and third-party-administered trust services to customers. These products and services are provided through an operating agreement with a leading, third-party, registered broker-dealer.

MC Development LTD (“MC Development”), a wholly-owned subsidiary of the Bank, is involved in land development and sales. It owns five parcels of developed land totaling 15 acres in Brown Deer, Wisconsin. In addition, in 2004, MC Development established Arrowood Development LLC with an independent third party to develop approximately 300 acres for residential purposes in Oconomowoc, Wisconsin. In the initial transaction, the third party purchased a one-half interest in that land, all of which previously had been owned by MC Development.

In addition, the Bank has four other wholly-owned subsidiaries that are inactive, but are reserved for possible future use in related or other areas.

Employees

At December 31, 2015, the Company employed 563 full time and 100 part time associates. Management considers its relations with its associates to be good.

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

Dodd-Frank Act

In 2010 Congress enacted the Dodd-FrankAct, which significantly changed the U.S. financial institution regulatory structure, as well as the lending, investment, trading, and operating activities of financial institutions and their holding companies. Many of the provisions of the Dodd-Frank Act have become effective since 2010 and management believes the Company and the Bank are in compliance with the new provisions, as applicable, and that the impacts of such provisions (if any) are fully reflected in the financial condition and/or results of operations of the Company and the Bank. However, portions of the Dodd-Frank Act remain subject to future rule-making procedures and studies. As such, the full impact of such future provisions cannot yet be determined at this time, although management does not expect them to have a material adverse impact on the Company or the Bank..

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

Regulatory Capital Requirements In 2015 regulatory capital standards as specified by the Basel Committee of Banking Supervision (known as Basel III) became effective for financial institutions such as the Bank (although certain aspects of the new standards will continue to phase in through 2019). These regulatory capital standards, which superseded the standards in effect prior to 2015, require financial institutions such as the Bank to meet the following minimum regulatory capital standards to be classified as “adequately capitalized” under the regulations: (i) common equity Tier 1 (“CET1”) capital equal to at least 4.5% of total risk-weighted assets, (ii) Tier 1 capital equal to at least 4% of adjusted total assets (known as the “leverage ratio”), (iii) Tier 1 risk-based capital equal to at least 6% of total risk-weighted assets, and (iv) total risk-based capital equal to at least 8% of total risk-weighted assets. At December 31, 2015, the Bank’s regulatory capital ratios exceeded both the minimum requirements to be classified as “adequately capitalized,” as well as the higher requirements necessary to be classified as a “well capitalized” for regulatory capital purposes. For additional information related to the Bank’s regulatory capital ratios, refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

In addition to the requirements described in the previous paragraph, the Basel III regulatory capital regulations also introduced an element known as the “capital conservation buffer.” In order to avoid limitations on capital distributions and certain discretionary bonus payments to executive officers, a banking organization such as the Bank must hold a capital conservation buffer composed of CET1 capital above the minimum risk-based capital requirements specified in the previous paragraph. This additional requirement is 2.5% of risk-weighted assets, although it will phase-in at a rate of 0.625% per year from 2016 to 2019. Therefore, management’s objective is to maintain all of the Bank’s regulatory capital ratios in amounts that exceed than the Basel III minimums described in the preceding paragraph including the capital conservation buffer. As such, management does not believe the capital conservation buffer will have any impact on the Bank’s capital contributions or discretionary bonus payments to executive officers.

Dividend and Other Capital Distribution Limitations Federal regulations generally govern capital distributions by savings associations such as the Bank, which include cash dividends or other capital distributions. Currently, the Bank must file an application with the OCC for approval of a capital distribution because the total amount of its capital distributions for the most recent calendar year has exceeded the sum of its earnings for that period plus its earnings that have been retained in the preceding two years. In certain other circumstances, however, the Bank may only be required to give the OCC a minimum of 30 days’ notice before the board of directors declares a dividend or approves a capital distribution. The Bank is also required to notify the FRB of its intent to declare a dividend or approve a capital distribution.

The FRB or the OCC may disapprove or restrict dividends or other capital distributions if (i) the savings association would be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate any applicable statute, regulation, agreement or regulatory-imposed condition. The FRB and OCC have substantial discretion in making these decisions. Refer to “Regulation and Supervision of the Company—Dividend and Other Capital Distribution Limitations,” below, for the impact that regulatory restrictions on the Bank’s capital distributions could have on the Company.

Qualified Thrift Lender Test Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2015, and anticipates that it will maintain an appropriate level of mortgage-related investments (which must be at least 65% of portfolio assets as defined in the regulations) and will otherwise continue to meet the QTL test requirements.

Federal Home Loan Bank System The Bank is a member of the FHLB of Chicago. The FHLB of Chicago makes loans (“advances”) to its members and provides certain other financial services to its members pursuant to policies and procedures established by its board of directors. The FHLB of Chicago imposes limits on advances made to member institutions, including limitations relating to the amount and type of collateral and the amount of advances.

As a member of the FHLB of Chicago, the Bank must meet certain eligibility requirements and must purchase and maintain common stock in the FHLB of Chicago in an amount equal to the greater of (i) $10,000, (ii) 0.40% of its mortgage-related assets at the most recent calendar year end, or (iii) 4.5% of its outstanding advances from the FHLB of Chicago. However, the FHLB of Chicago may occasionally require less than 4.5% for amounts borrowed under certain advance programs offered to member institutions. At December 31, 2015, the Bank owned $17.6 million in FHLB of Chicago common stock, which was in compliance with the minimum common stock ownership guidelines established by the FHLB of Chicago.

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

In June 2015 the FDIC issued a proposed rule that would change how insured financial institutions are assessed for deposit insurance. Under the proposed rule management estimates that the Bank’s federal deposit insurance premium rate could decline significantly from its current level. However, management anticipates that, even if the rule is adopted as currently proposed, it will not have an impact on the Bank’s premium rate until the second quarter 2016 or later. In addition, in October 2015 the FDIC issued another proposed rule that could result in the creation of insurance premium credits for insured institutions with less than $10 billion in assets, such as the Bank. Each insured institution’s credits would be determined by the FDIC at a future date in accordance with performance measures established for the insurance fund, as specified in the proposed rule. The credits could be used by insured institutions to offset future premium costs until the credits are exhausted. Management is unable to determine the amount or timing of credits that might be awarded, if any. In addition, there can be no assurances that the either of these proposed rules will be adopted as proposed or that they will not be significantly changed prior to their final adoption, which could materially change the deposit insurance premiums the Company might otherwise expect to pay in the future.

Consumer Financial Protection Bureau The CFPB, which was created by the Dodd-Frank Act, has broad rule-making and enforcement authority related to a wide range of consumer protection laws that apply to all banks and savings institutions, such as the Bank. Accordingly, the activities of the CFPB could have a significant impact on the financial condition and/or operations of the Company. Management does not believe the activities of the CFPB have had a significant impact on the Bank to date. Although CFPB regulations apply to the Bank, institutions with $10 billion or less in assets (such as the Bank) are examined for compliance with CFPB directives by their applicable bank regulators rather than the CFPB itself.

Transactions With Affiliates Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. An affiliate is any company or entity that controls, is controlled by or is under common control with it. Sections 23A and 23B limit the extent to which an institution or a subsidiary may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings association’s capital stock and surplus, and limit all such transactions with all affiliates to 20% of such stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, derivatives transactions, securities borrowing, and lending transactions to the extent that they result in credit exposure to an affiliate. Further, most loans by a savings association to any of its affiliates must be secured by specified collateral amounts. All such transactions must be on terms that are consistent with safe and sound banking practices and must be on terms that are at least as favorable to the savings association as those that would be provided to a non-affiliate. At December 31, 2015, the Company and Bank did not have any covered transactions.

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

Other Mortgage Lending Regulations In 2013 the CFPB issued a regulation commonly known as the “qualified mortgage” rule, which generally requires mortgage lenders such as the Bank to make a reasonable, good faith determination of a borrower’s ability to repay loans secured by single family residential properties (excluding home equity lines of credit and certain other types of loans) in order to obtain certain protections from liability under the rule for such qualified mortgages. These new rules were effective in January 2014. This new rule has not had a significant impact on the Bank’s single family mortgage lending or sales operations.

In 2013 the CFPB also issued final regulations to integrate certain single family residential loan disclosures under the Truth in Lending Act ( “TILA”) and Real Estate Settlement Procedures Act of 1974 (“RESPA”), which became effective on October 3, 2015. These new rules, which have become known as the TILA-RESPA Integrated Disclosure (“TRID”) rules. Among other things, the TRID rules consolidated certain existing loan disclosure documents and established strict delivery requirements related to such documents. The type of single family residential lending done by the Bank is subject to these new rules. Although the Bank has implemented the new TRID rules, many financial experts believe that such rules will increase the costs and difficulties that most consumers will experience to obtain a home loan and that such could have an adverse impact on residential lending as a whole. Management is unable to determine at this time whether and to what extent this may be true. Furthermore, it is unable to determine at this time the impact such may have on the Bank’s mortgage banking operations, if any.

In 2014 federal regulators issued a regulation relating to risk retention requirements on sales of single family residential mortgage loans. The risk retention requirements generally require institutions such as the Bank to retain no less than 5% of the credit risk in loans it sells into a securitization and prohibits such institutions from directly or indirectly hedging or otherwise transferring the credit risk that the institution is required to retain, subject to limited exceptions. One significant exception is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are defined the same as the “qualified mortgage” rule issued by the CFPB, as previously discussed. The new risk retention requirements apply to securitizations of residential loans issued after December 24, 2015. Management does not expect this new requirement to have a significant impact on the Bank’s single family mortgage lending or sales operations.

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

Loans to Insiders A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a savings association to all insiders and related interests in the aggregate may not exceed the savings association’s unimpaired capital and surplus. With certain exceptions, the Bank’s loans to an executive officer (other than certain education loans and residential mortgage loans) may not exceed $100,000. Regulation O also requires that any proposed loan to an insider or a related interest be approved in advance by a majority of the Bank’s board of directors, without the vote of any interested director, if such loan, when aggregated with any existing loans to that insider and related interests, would exceed $500,000. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those for comparable transactions with other persons and must not present more than a normal risk of collectability. There is an exception for extensions of credit pursuant to a benefit or compensation plan of a savings association that is widely available to employees that does not give preference to officers, directors, and other insiders. As of December 31, 2015, total loans to insiders were $787,000 (including $678,000 which relates to residential mortgages that have been sold in the secondary market).

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

Regulatory Capital Requirements On January 1, 2015, regulatory capital standards as specified in Basel III became effective for savings and loan holding companies such as the Company (although certain aspects of the new standards will continue to phase in through 2019). These capital requirements are substantially the same as those required for the Bank (refer to “Regulation and Supervision of the Bank—Regulatory Capital Requirements,” above). However, the requirements are separately applied to the Company on a consolidated basis. As of December 31, 2015, the Company’s regulatory capital ratios exceeded both the minimum requirements to be classified as “adequately capitalized,” as well as higher requirements necessary to be classified as “well capitalized” for regulatory capital purposes. For additional information related to the Company’s regulatory capital ratios, refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

Dividend and Other Capital Distribution Limitations FRB regulations generally govern capital distributions by savings and loan holding companies such as the Company, which include cash dividends and stock repurchases. Currently, the Company is not required to give the FRB any notice or application before the board of directors declares a dividend or approves a stock repurchase. In certain other circumstances, however, the Bank would be required to give the FRB a notice or an application that meets certain filing requirements before the board of directors declares a dividend or stock repurchase.

The FRB may disapprove or restrict dividends or stock repurchases if (i) the savings and loan holding company would be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate any applicable statute, regulation, agreement or regulatory-imposed condition. The FRB has substantial discretion in making these decisions.

The Company is highly dependent on the ability of the Bank to pay dividends or otherwise distribute its capital to the Company. Neither the Company nor the Bank can provide any assurances that dividends will continue to be paid by the Bank to the Company or the amount of any such dividends. Furthermore, the Company cannot provide any assurances that dividends will continue to be paid to shareholders, the amount of any such dividends, or whether additional shares of common stock will be repurchased under its current stock repurchase plan. For additional discussion related to the Company’s dividends and common stock repurchases refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Federal and State Taxation

Federal Taxation The Company and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting. The federal income tax returns for the Company and its subsidiaries have been examined or closed without examination by the Internal Revenue Service (“IRS”) for tax years prior to 2012.

State Taxation The Company and its subsidiaries are subject to combined reporting in the state of Wisconsin. The state income tax returns for the Company and its subsidiaries have been examined and closed by the Wisconsin Department of Revenue for tax years prior to 2011.

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

The Company’s Loan Losses Could Be Significant in the Future and/or Could Exceed Established Allowances for Loan Losses, Which Could Have a Material Adverse Effect on the Company’s Results of Operations

The Company has policies and procedures in place to manage its exposure to risk related to its lending operations. However, despite these practices, the Company’s loan customers may not repay their loans according to the terms of the loans and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. Economic weakness, including high unemployment rates and lower values for the collateral underlying loans, may affect borrowers’ ability or willingness to repay their loan obligations that could lead to increased loan losses or provisions. As a result, the Company may experience significant loan losses, including losses that may exceed the amounts established in the allowance for loan losses, which could have a material adverse effect on its operating results and capital.

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

A Significant Portion of the Company’s Lending Activities Are Focused on Commercial Lending

The Company has identified multi-family, commercial real estate, commercial and industrial, and construction loans as areas for lending emphasis. Construction lending, in particular, has increased significantly in recent periods. Although the Company believes it has employed the appropriate management, sales, and administrative personnel, as well as installed the appropriate systems and procedures, to support this lending emphasis, these types of loans have historically carried greater risk of payment default than loans to retail borrowers. As the volume of commercial lending increases, credit risk increases. Construction loans have the additional risk of potential non-completion of the project. In the event of increased defaults from commercial borrowers or non-completion of construction projects, the Company’s provision for loan losses would further increase and loans may be written off and, therefore, earnings would be reduced. In addition, costs associated with the administration of problem loans increase and, therefore, earnings would be further reduced.

Further, as the portion of the Company's loans secured by the assets of commercial enterprises increases (including those related to construction projects), the Company becomes increasingly exposed to environmental liabilities and related compliance burdens. Even though the Company is also subject to environmental requirements in connection with residential real estate lending, the possibility of liability increases in connection with commercial lending, particularly in industries that use hazardous materials and/or generate waste or pollution or that own property that was the subject of prior contamination. If the Company does not adequately assess potential environmental risks, the value of the collateral it holds may be less than it expects; further, regulations expose the Bank to potential liability for remediation and other environmental compliance.

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

Global Credit Market Volatility and Weak Economic Conditions May Significantly Affect the Company’s Liquidity, Financial Condition, and Results of Operations

Global financial markets continue to be volatile from time to time, and economic performance has been inconsistent in various countries. Developments relating to the federal budget, federal borrowing authority, and/or other political issues could also negatively impact these markets, as could global developments such as a foreign sovereign debt crisis or in the war on terrorism. Volatility and/or instability in global financial markets could also affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. These factors could also affect the prices at which the Company could make any such sales, which could adversely affect its results of operations and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause the Company to use deposits or other funding sources for such projects.

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

Developments in the Marketplace, Such as Alternatives to Traditional Financial Institutions, or Adverse Publicity Could Affect the Company's Ongoing Business

Changes in the marketplace are allowing retail and business consumers to use alternative means to complete financial transactions that previously had been conducted through banks. For example, consumers can increasingly maintain funds in accounts other than bank deposits or through the internet, or complete payment transactions without the assistance of banks. In addition, consumers increasingly have access to non-bank sources for loans. Continuation or acceleration of these trends, including newly developing means of communications and technology, could cause consumers to utilize fewer of the Company's services, which could have a material adverse effect on its results.

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

Security breaches in the Company’s internet, telephonic, or other electronic banking activities could expose it to possible liability and damage its reputation. Any compromise of the Company’s security also could deter customers from using its internet or other banking services that involve the transmission and/or retention of confidential information. The Company relies on internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect the Company’s systems from compromises or breaches of its security measures, which could result in damage to the Company’s reputation and business and affect its results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

As of December 31, 2015, the Company and its subsidiaries conducted their business through an executive office and 69 banking offices. As of December 31, 2015, the Company owned the building and land for 62 of its property locations and leased the space for eight.

In March 2016 the Company expects to complete the consolidation of four banking offices into nearby offices. The Company owns the building and land for three of these locations and leases the space for one. However, the leased location had a free-standing ATM on land adjacent to the office that is owned by the Company. The Company intends to retain this land and continue to operate the ATM. For additional discussion, refer to “Results of Operations—Non-Interest Expense” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The Company also owns 15 acres of developed land in a suburb of Milwaukee, Wisconsin, through its MC Development subsidiary, as well as approximately 300 acres of undeveloped land in another community located near Milwaukee through MC Development’s 50% ownership in Arrowood Development LLC. The Company’s interest in the net book value of these parcels of land was $2.2 million at December 31, 2015.

Item 3.   Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that these routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition, results of operations, and cash flows.

Item 4.   Mine Safety Disclosures

Not applicable.

Executive Officers

Refer to “Item 10. Directors, Executive Officers, and Corporate Governance,” for information regarding the executive officers of the Company and the Bank.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters’ and Issuer Purchase of Equity Securities

The common stock of the Company is traded on The NASDAQ Global Select Market under the symbol BKMU.

As of February 29, 2016, there were 45,575,567 shares of common stock outstanding and approximately 8,500 shareholders of record.

The Company paid a total cash dividend of $0.19 per share in 2015. A cash dividend of $0.05 per share was paid on February 26, 2016, to shareholders of record on February 12, 2016. For additional discussion relating to the Company’s dividends, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results, financial condition, and other considerations. Refer also to “Item 1. Business—Regulation and Supervision” for information relating to regulatory limitations on the Company’s payment of dividends to shareholders, as well as the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company.

The quarterly high and low trading prices of the Company’s common stock from January 1, 2014, through December 31, 2015, and the dividends paid in each quarter, were as follows:

	2015 Stock Prices		2014 Stock Prices		Cash Dividends Paid
	High	Low	High	Low	2015	2014
1st Quarter	$7.39	$6.37	$7.34	$6.21	$0.04	$0.03
2nd Quarter	7.75	7.02	6.46	5.80	0.05	0.04
3rd Quarter	7.78	6.78	6.62	5.93	0.05	0.04
4th Quarter	8.05	7.03	6.99	6.17	0.05	0.04
				Total	$0.19	$0.15

From January 1, 2016, to February 29, 2016, the trading price of the Company's common stock ranged between $7.21 to $7.88 per share, and closed this period at $7.47 per share.

The Company’s board of directors announced a stock repurchase plan on February 2, 2015, that authorized the purchase of up to 2.3 million shares of the Company’s common stock. During 2015 the Company repurchased 1.5 million shares of stock under this plan at an average price of $7.18. The following table provides information about shares that were repurchased under this plan during the fourth quarter of 2015.

Month	Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Number of Shares That May Yet Be Purchased Under the Plan
October 2015	102,160	$7.24	102,160	926,099
November 2015	56,657	7.26	56,657	869,442
December 2015	–	–	–	869,442
Total/Average	158,817	$7.25	158,817

From January 1, 2016, to February 2, 2016, 500 additional shares were purchased at an average price per share of $7.25 under the plan, which expired on February 2, 2016. However, on February 1, 2016, the Company’s board of directors announced a new stock repurchase plan that authorized the purchase of up to 1.0 million shares of the Company’s common stock. From February 1, 2016, to February 29, 2016, the Company repurchased 5,281 shares at an average price of $7.28 under the new plan. For additional information relating to the Company’s stock repurchase plans, refer to “Financial Condition—Shareholders’ Equity,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional discussion relating to the Company’s ability to repurchase of its common stock, refer to “Item 1. Business—Shareholders’ Equity” and “Item 1. Business—Regulation and Supervision.”

Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index (“NASDAQ Composite Index”) and the NASDAQ Stock Market Bank Index. The graph assumes that $100 was invested on December 31, 2010, in Company common stock and each of those indices.

	Period Ending December 31
Index	2010	2011	2012	2013	2014	2015
Bank Mutual Corporation	100.00	67.58	92.53	153.34	153.60	179.23
NASDAQ Composite Index	100.00	99.17	116.48	163.21	187.23	200.31
NASDAQ Bank Index	100.00	74.57	100.48	137.27	153.50	156.89

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

	At December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands, except number of shares and per share amounts)
Selected financial condition data:
Total assets	$2,502,167	$2,328,446	$2,347,349	$2,418,264	$2,498,484
Loans receivable, net	1,740,018	1,631,303	1,508,996	1,402,246	1,319,636
Loans held-for-sale	3,350	3,837	1,798	10,739	19,192
Mortgage-related securities available-for-sale	407,874	321,883	446,596	550,185	781,770
Mortgage-related securities held-to-maturity	120,891	132,525	155,505	157,558	–
Foreclosed properties and repossessed assets	3,306	4,668	6,736	13,961	24,724
Mortgage servicing rights, net	7,205	7,867	8,737	6,821	7,401
Deposit liabilities	1,795,591	1,718,756	1,762,682	1,867,899	2,021,663
Borrowings	372,375	256,469	244,900	210,786	153,091
Shareholders' equity	279,394	280,717	281,037	271,853	265,771
Number of shares outstanding, net of treasury stock	45,443,548	46,568,284	46,438,284	46,326,484	46,228,984
Book value per share	$6.15	$6.03	$6.05	$5.87	$5.75

	For the Year Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Selected operating data:
Total interest income	$77,901	$79,265	$79,456	$83,022	$89,345
Total interest expense	9,566	9,416	13,112	21,641	26,756
Net interest income	68,335	69,849	66,344	61,381	62,589
Provision for loan losses	(3,665)	233	4,506	4,545	6,710
Total non-interest income	23,239	22,349	26,116	29,259	23,158
Total non-interest expense (1)	72,727	68,461	71,504	76,057	124,900
Income (loss) before income taxes	22,512	23,504	16,450	10,038	(45,863)
Income tax expense	8,335	8,850	5,702	3,336	1,752
Net income (loss) before non-controlling interest	14,177	14,654	10,748	6,702	(47,615)
Net loss attributable to non-controlling interest	–	11	48	52	50
Net income (loss)	$14,177	$14,665	$10,796	$6,754	$(47,565)
Earnings (loss) per share-basic	$0.31	$0.32	$0.23	$0.15	$(1.03)
Earnings (loss) per share-diluted	0.31	0.31	0.23	0.15	(1.03)
Cash dividends paid per share	0.19	0.15	0.10	0.05	0.06

(1)	Total non-interest expense in 2011 includes a goodwill impairment of $52.6 million.

	At or For the Year Ended December 31
	2015	2014	2013	2012	2011
Selected financial ratios:
Net interest margin (2)	3.11%	3.32%	3.11%	2.67%	2.76%
Net interest rate spread	3.02	3.24	3.02	2.57	2.64
Return on average assets	0.59	0.63	0.46	0.27	(1.87)
Return on average shareholders' equity	5.07	5.14	3.93	2.50	(16.37)
Efficiency ratio (3)	79.61	74.34	77.34	84.04	85.07
Non-interest expense as a percent of adjusted average assets (4)	3.00	2.94	3.03	3.03	2.84
Shareholders' equity to total assets	11.17	12.06	11.97	11.24	10.64

Selected asset quality ratios:
Non-performing loans to loans receivable, net	0.78%	0.74%	0.86%	1.84%	5.69%
Non-performing assets to total assets	0.68	0.72	0.84	1.64	4.00
Allowance for loan losses to non-performing loans	129.51	185.68	181.62	83.64	37.17
Allowance for loan losses to total loans receivable, net	1.01	1.37	1.56	1.54	2.12
Charge-offs to average loans	0.06	0.10	0.18	0.78	1.96

(2)	Net interest margin is calculated by dividing net interest income by average earnings assets.
(3)	Efficiency ratio is calculated by dividing non-interest expense (excluding goodwill impairment) by the sum of net interest income and non-interest income (excluding gains and losses on investments and real estate).
(4)	The ratio in 2011 excludes the impact of the goodwill impairment.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” as well as “Item 1. Business” and “Item 1A. Risk Factors.”

Results of Operations

Overview The Company’s net income for the years ended December 31, 2015, 2014, and 2013, was $14.2 million, $14.7 million, and $10.8 million, respectively. Diluted earnings per share during these periods were $$0.31, $0.31, and $0.23, respectively. The Company’s net income during these periods represented a return on average assets (“ROA”) of 0.59%, 0.63%, and 0.46%, respectively, and a return on average equity (“ROE”) of 5.07%, 5.14%, and 3.93%, respectively.

The Company’s net income in 2015 was impacted by the following unfavorable developments compared to 2014:

•	a $3.5 million or 8.5% increase in compensation-related expenses;

•	a $1.5 million or 2.2% decrease in net interest income;

•	a $1.5 million or 22.8% increase in occupancy, equipment, and data processing costs; and

•	a $920,000 or 33.0% decrease in income form bank-owned life insurance.

These unfavorable developments were partially offset by the following favorable developments in 2015 compared to 2014:

•	a $3.9 million decrease in provision for (recovery of) loan losses;

•	a $1.0 million or 39.0% increase in brokerage and insurance commissions;

•	a $713,000 or 7.1% decrease in other non-interest expense;

•	a $676,000 or 41.6% increase in loan-related fees; and

•	a $518,000 non-recurring charge in 2014 related to state income taxes, net of federal benefit.

The Company’s net income in 2014 was impacted by the following favorable developments compared to 2013:

•	a $3.5 million or 5.3% increase in net interest income;

•	a $4.3 million or 94.8% decrease in provision for (recovery of) loan losses;

•	a $2.6 million or 5.8% decrease in compensation-related expenses; and

•	a $1.3 million or 57.0% decrease in net losses and expenses on foreclosed real estate.

These favorable developments were partially offset by the following unfavorable developments in 2014 compared to 2013:

•	a $3.9 million or 56.5% decrease in net mortgage banking revenue;

•	a $906,000 or 7.6% increase in occupancy and equipment expense;

•	a $518,000 non-recurring charge related to state income taxes, net of federal benefit; and

•	a $2.6 million or 46.1% increase in income tax expense, excluding the non-recurring charge.

The following paragraphs discuss these developments in greater detail, as well as other changes in the components of net income during the years ended December 31, 2015, 2014, and 2013.

Net Interest Income The Company’s net interest income declined by $1.5 million or 2.2% during the twelve months ended December 31, 2015, compared to the same period in 2014. This decline was primarily attributable to a decrease in the Company’s net interest margin that was only partially offset by an increase in earning assets and an increase in funding from non-interest-bearing checking accounts. The Company’s net interest margin was 3.11% in 2015 compared to 3.32% in 2014. In 2015 the average yield on the Company’s earning assets declined by 23 basis points compared to 2014, but the average cost of funds declined by only one basis point. The decline in the average yield on earning assets was largely due to the continued repricing of the Company’s loan portfolio to lower rates in the current interest rate environment, as well as its continued emphasis on the origination of variable-rate loans, which generally have lower initial yields than fixed-rate loans. Also contributing to the decline in yield on earning assets was the purchase of mortgage-related securities in 2015 at yields that were generally less than the prevailing yields in the securities portfolio.

The one basis point decline in the Company’s average cost of funds in 2015 compared to 2014 was due principally to a decrease in its average cost of borrowed funds. This decrease was caused by an increase in overnight borrowings from FHLB of Chicago, which were drawn to fund growth in earning assets in 2015. Overnight borrowings from the FHLB of Chicago generally have a lower initial interest cost than the Company’s certificates of deposit. The benefit of this lower interest cost more than offset an increase in the average cost of the Company’s certificates of deposits in 2015. In that year the Company increased the rates and lengthened the maturity terms on certain of the certificates of deposit it offers customers in an effort to fund growth in earning assets and to manage exposure to future changes in interest rates.

The Company’s average earning assets increased by $97.7 million or 4.6% during the twelve months ended December 31, 2015, compared to the same period in 2014. This increase was primarily attributable to a $99.7 million or 6.5% increase in average loans receivable in 2015. This development was partially offset by a small decrease in average mortgage-related securities in 2015 compared to 2014. Although the full-year average of mortgage-related securities declined between these years, the average balance of such securities actually increased during the last half of 2015 due to an increase in purchases of such securities.

Also contributing favorably to the Company’s net interest income in 2015, as well as its net interest margin in that year, was an increase in funding from non-interest-bearing checking accounts. The average balance in these accounts increased by $22.9 million or 12.4% in 2015 compared to 2014.

The Company’s net interest income increased by $3.5 million or 5.3% during the twelve months ended December 31, 2014, compared to the same period in 2013. This increase was primarily attributable to a 21 basis point increase in the Company’s net interest margin, from 3.11% in 2013 to 3.32% in 2014. This increase was due primarily to an improved earning asset mix and an improved funding mix in 2014. Specifically, the Company’s average loans receivable increased by $109.3 million or 7.6% in 2014 compared to 2013, and its average mortgage-related securities, investment securities, and overnight investments declined by $140.1 million or 20.0% in the aggregate in 2014. Loans receivable generally have a higher yield than securities and overnight investments.

With respect to the Company’s funding mix in 2014, its average non-interest-bearing checking accounts increased by $61.8 million or over 50% in that year compared to 2013. In contrast, its average certificates of deposit declined by $148.5 million or 20.8% in 2014 compared to 2013. Also contributing to the improvement in funding mix in 2014 was a $44.7 million or 21.6% increase in average borrowings from the FHLB of Chicago. This increase, which funded loan growth and net deposit outflows in 2014, had a marginal average interest cost in that year that was lower than the average cost of the Company’s certificates of deposit.

Also contributing to the improvement in net interest margin in 2014 was a 38 basis point decline in the average cost of the Company’s certificates of deposit compared to the prior year. During most of 2014 the Company’s pricing strategy was to price certificates of deposits lower in order to reduce its overall funding cost and improve its funding mix, as noted in the previous paragraph.

The favorable impact of the aforementioned developments on net interest income in 2014 were partially offset by a $30.8 million or 1.4% decrease in average earning assets in 2014 compared to 2013. The Company’s earning assets declined in 2014 as it utilized available cash flow in that year to fund a net decrease in deposit liabilities, particularly certificates of deposit, as previously described.

Finally, included in net interest income in 2015 and 2014 were call premiums of $219,000 and $512,000, respectively, that the Company received on mortgage-related securities called by their issuer in those periods. These call premiums increased the Company’s reported net interest margin by one and two basis points in 2015 and 2014, respectively.

The following table presents certain details regarding the Company's average balance sheet and net interest income for the periods indicated. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities. The yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. The average balances are derived from daily balances over the periods indicated. Interest income includes prepayment fees, accretion or amortization of deferred fees and costs, and accretion or amortization of purchase discounts and premiums, all of which are considered adjustments to the yield of the related assets. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin is derived by dividing net interest income by average interest-earning assets. The Company’s tax exempt investments are insignificant, so no tax equivalent adjustments have been made.

	Year Ended December 31
	2015				2014				2013
			Interest	Avg.			Interest	Avg.			Interest	Avg.
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable, net (1)	$1,641,567		$65,954	4.02%	$1,541,879		$66,261	4.30%	$1,432,606		$64,638	4.51%
Mortgage-related securities	525,222		11,684	2.22	533,902		12,850	2.41	626,084		14,666	2.34
Investment securities (2)	16,362		244	1.49	13,633		139	1.02	12,168		54	0.44
Interest-earning deposits	17,333		19	0.11	13,339		15	0.11	62,742		98	0.16
Total interest-earning assets	2,200,484		77,901	3.54	2,102,753		79,265	3.77	2,133,600		79,456	3.72
Non-interest-earning assets	221,267				225,444				228,010
Total average assets	$2,421,751				$2,328,197				$2,361,610

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	$220,038		46	0.02	$222,930		55	0.02	$226,307		62	0.03
Money market accounts	511,793		702	0.14	503,090		735	0.15	478,938		694	0.14
Interest-bearing demand accounts	246,711		30	0.01	228,578		30	0.01	220,381		32	0.01
Certificates of deposit	536,457		3,993	0.74	564,505		3,834	0.68	713,043		7,537	1.06
Total deposit liabilities	1,514,999		4,771	0.31	1,519,103		4,684	0.31	1,638,669		8,325	0.51
Advance payment by borrowers for taxes and insurance	20,107		1	0.00	20,949		1	0.00	21,881		2	0.01
Borrowings	313,655		4,794	1.53	252,128		4,731	1.88	207,404		4,785	2.31
Total interest-bearing liabilities	1,848,761		9,566	0.52	1,792,180		9,416	0.53	1,867,954		13,112	0.70
Non-interest-bearing liabilities:
Non-interest-bearing deposits	207,372				184,479				122,677
Other non-interest-bearing liabilities	85,928				66,067				96,215
Total non-interest-bearing liabilities	293,300				250,546				218,892
Total liabilities	2,142,061				2,042,726				2,086,846
Total equity	279,690				285,471				274,764
Total average liabilities and equity	$2,421,751				$2,328,197				$2,361,610
Net interest income and net interest rate spread			$68,335	3.02%			$69,849	3.24%			$66,344	3.02%
Net interest margin				3.11%				3.32%				3.11%
Average interest-earning assets to interest-bearing liabilities	1.19	x			1.17	x			1.14	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.
(2)	Investment securities consist of FHLB of Chicago common stock, which is owned as a condition of membership in that organization.

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

	Year Ended December 31, 2015, Compared to Year Ended December 31, 2014
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,150	$(4,457)	$(307)
Mortgage-related securities	(165)	(1,001)	(1,166)
Investment securities	32	73	105
Interest-earning deposits	4	–	4
Total interest-earning assets	4,021	(5,385)	(1,364)
Interest-bearing liabilities:
Savings deposits	(7)	(2)	(9)
Money market deposits	13	(46)	(33)
Interest-bearing demand deposits	2	(2)	–
Certificates of deposit	(197)	326	129
Advance payment by borrowers for taxes and insurance	–	–	–
Borrowings	1,035	(972)	63
Total interest-bearing liabilities	846	(696)	150
Net change in net interest income	$3,175	$(4,689)	$(1,514)

	Year Ended December 31, 2014, Compared to Year Ended December 31, 2013
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,718	$(3,095)	$1,623
Mortgage-related securities	(2,243)	427	(1,816)
Investment securities	7	78	85
Interest-earning deposits	(61)	(22)	(83)
Total interest-earning assets	2,421	(2,612)	(191)
Interest-bearing liabilities:
Savings deposits	16	(23)	(7)
Money market deposits	35	6	41
Interest-bearing demand deposits	1	(3)	(2)
Certificates of deposit	(1,368)	(2,305)	(3,673)
Advance payment by borrowers for taxes and insurance	–	(1)	(1)
Borrowings	930	(984)	(54)
Total interest-bearing liabilities	(386)	(3,310)	(3,696)
Net change in net interest income	$2,807	$698	$3,505

Provision for Loan Losses The Company’s provision for (recovery of) loan losses was $(3.7) million, $233,000, and $4.5 million during the years ended December 31, 2015, 2014, and 2013, respectively. The Company’s provision for (recovery of) loan losses in 2015 and 2014 benefited from a continued decline in Company’s actual loan charge-off experience in those periods, which had a favorable impact on the methodology the Company uses to compute general valuation allowances for most of its loan types. Also contributing was a general decline in non-performing and classified loans in both years, although non-performing loans increased in the fourth quarter of 2015. As described later in this report, non-performing loans increased in the fourth quarter of 2015 because of a $4.8 million loan to an industrial manufacturing company. This loan was downgraded to non-performing status due to a general deterioration in operating performance, coupled with difficulties the borrower has experienced integrating an acquired business. The Company established a loss allowance in the fourth quarter of 2015 related to this loan, which management believes is appropriate given the estimated fair value of the collateral that secures the loan. The borrower has a plan to improve its operating results, the execution of which will occur over the next several quarters, but results of which cannot be assured. Management will closely monitor the borrower's progress in implementing this plan. Excluding this loan, total non-performing loans would have declined in 2015. Refer to “Financial Condition—Asset Quality,” below, for additional discussion.

Despite the recent increase in the Company’s non-performing loans, which related to a single commercial loan as noted in the previous paragraph, management believes that general economic, employment, and real estate conditions continue to be stable in the Company’s markets. If such conditions persist in the near term and Company continues to experience stable or reduced levels of non-performing loans, classified loans, and/or loan charge-offs, management anticipates that the provision for (recovery of) loan losses may consist of net recoveries in the first and possibly the second quarter of 2016. However, there can be no assurances that these trends will continue or that classified loans, non-performing loans, and/or loan charge-off experience will not increase in future periods. Accordingly, there can be no assurances that the Company’s provision for (recovery of) loan losses will not fluctuate considerably from period to period.

Non-Interest Income Total non-interest income for the years ended December 31, 2015, 2014, and 2013, was $23.2 million, $22.3 million, and $26.1 million, respectively. The following paragraphs discuss the principal components of non-interest income and primary reasons for its change from 2014 to 2015, as well as 2013 to 2014.

Deposit-related fees and charges were $11.6 million, $12.0 million, and $12.2 million in 2015, 2014, and 2013, respectively. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the declines in deposit-related fees and charges in recent years to changes in customer spending behavior that has resulted in reduced revenue from overdraft charges and from check printing commissions. These developments have been partially offset by increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors. In the fourth quarter of 2015 the Company introduced a new checking account product line. Management believes that this new product line, combined with an increased advertising and marketing effort to support its retail deposit business, could result in an increase in deposit-related fees and charges in 2016. However, there can be no assurances.

Brokerage and insurance commissions were $3.6 million, $2.6 million, and $3.1 million, for the years ended December 31, 2015, 2014, and 2013, respectively. This revenue item typically consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. The increase in this revenue item in 2015 was due to non-refundable incentive payments that the Company received both to enter into a new relationship with a third-party financial service provider and to assist in recruiting additional qualified financial advisors. These payments will not recur in future periods. The new financial service provider has enabled the Company to expand the investment products and services that it provides to its brokerage and investment advisory customers, as well as attract additional financial advisors because of such expanded products and services. Management also believes that such developments may enable the Company to increase this revenue item in 2016 at a pace similar to the fourth quarter of 2015, which increased by $88,000 or 13.1% compared to the same quarter in 2014. However, it is unlikely this source of revenue in the full-year 2016 will exceed the amount recorded in 2015 because the previously described incentive payments will not recur. The decrease in brokerage and insurance commissions in 2014 compared to 2013 was primarily due to a decline in customer demand for tax-deferred annuities. This development was offset somewhat by an increase in commission revenue from the sale of mutual funds and other securities.

Mortgage banking revenue, net, was $3.5 million, $3.0 million, and $6.9 million in 2015, 2014, and 2013, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Gross loan servicing fees	$2,661	$2,796	$2,885
MSR amortization	(1,906)	(1,772)	(2,809)
MSR valuation recovery	–	1	2,395
Loan servicing revenue, net	755	1,025	2,471
Gain on sales of loan activities, net	2,707	1,965	4,405
Mortgage banking revenue, net	$3,462	$2,990	$6,876

Gross loan servicing fees were $2.7 million, $2.8 million, and $2.9 million in 2015, 2014, and 2013, respectively. Gross loan servicing fees are highly correlated with loans serviced for third-party investors. As of December 31, 2015, 2014, and 2013, loans serviced for third-party investors were $1.04 billion, $1.09 billion, and $1.15 billion, respectively. In recent years the Company’s origination of fixed-rate, one- to four-family mortgage loans that it sells and services for third-party investors has not kept pace with repayments of such loans. Management attributes this to increased competition from non-bank sources, such as on-line mortgage banks. The Company has implemented new processing systems and improved management and staffing in its mortgage banking line of business in recent periods. Management is optimistic that these changes, combined with a planned increase in loan originators in 2016, as described below, could result in increases in gross servicing revenue in future periods. However, there can be no assurances.

Amortization of MSRs increased in 2015 compared to 2014. Generally lower market interest rates for one- to four-family residential loans in 2015 caused higher levels of actual and expected loan prepayment activity in 2015, which resulted in higher MSR amortization compared to 2014. Amortization of MSRs decreased in 2014 compared to 2013 for the opposite reason. Generally higher market interest rates for residential loans in 2014 caused lower levels of actual and expected prepayment activity in that year, which resulted in lower MSR amortization in 2014 compared to 2013.

The change in the valuation allowance that the Company maintains against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. MSR valuation allowances typically increase in lower interest rate environments and decrease in higher interest rate environments. In lower rate environments, loan refinance activity and expectations for future loan prepayments generally increase, which typically reduces the fair value of MSRs and results in an increase in the MSR valuation allowance. The opposite situation generally occurs in higher rate environments. Lower market interest rates for one- to four-family residential loans in 2013 resulted in the recovery of substantially all of the Company’s MSR valuation allowance in that year. Subsequent to 2013 interest rates for residential loans have not been low enough to generate a requirement for an MSR valuation allowance in 2014 or 2015. However, if market interest rates for one- to four-family residential loans decrease and/or actual or expected loan prepayment expectations increase in future periods, the Company could record significant charges to earnings related to increases in the valuation allowance on its MSRs, as well as record increased levels of MSR amortization expense.

Net gains on loan sales activities were $2.7 million, $2.0 million, and $4.4 million, during the years ended December 31, 2015, 2014, and 2013, respectively. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. During 2015, 2014, and 2013, sales of one- to four-family residential loans were $111.5 million, $77.8 million, and $252.3 million, respectively. Lower market interest rates for one- to four-family residential loans in 2013 resulted in significantly higher sales of loans in that year compared to 2014 and 2015. Market interest rates for residential loans were generally lower in 2015 compared to 2014, which resulted in increased sales of such loans in the latest year.

Management is optimistic that environment for home sales may continue to improve in 2016 and believes that fixed-rate, one- to four-family mortgage loans should continue to be affordable to borrowers. This optimism, combined with a planned increase of 20% to 30% in the number of loan originators the Company has on staff in 2016, could result in an increase in gains on sales of loans in 2016 compared to 2015. However, the origination and sale of residential loans are subject to variations in market interest rates, overall economic conditions, and other factors outside of management’s control. In addition, management cannot be certain it will be able to attract or retain loan originators as anticipated. Accordingly, there can be no assurances that originations and sales of loans will increase in the future or will not vary considerably from period to period.

Loan-related fees were $2.3 million, $1.6 million, and $976,000 in 2015, 2014, and 2013, respectively. In previous periods, loan-related fees were reported as a component of other non-interest income. Loan-related fees consist of periodic income from lending activities that are not deferred as yield adjustments under the applicable accounting rules. The largest source of fees in this revenue category are those realized from interest rate swaps related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. Management believes this source of revenue will vary considerably from period to period depending on borrower preference for the types of loan relationships that generate the interest rate swaps.

Income from BOLI was $1.9 million, $2.8 million, and $2.4 million during the years ended December 31, 2015, 2014, and 2013, respectively. Results in 2015 included no payouts related to excess death benefits under the terms of the insurance contracts. In contrast, results in 2014 and 2013 included payouts of $948,000 and $639,000 related to excess death benefits, respectively. Income from BOLI is also not subject to income taxes.

In 2015 the Company recorded $218,000 in gains on the disposition of real estate properties that it held for investment purposes. No such gains were recorded in 2014 or 2013. Management continues to actively sell certain properties that the Company holds for investment purposes, but does not expect to record material gains or losses on the future disposition of such properties, if any.

In 2014 the Company recorded a $102,000 gain on the sale of mortgage-related securities that management felt no longer met the yield objectives of that portfolio. The Company did not sell any securities in 2015 or 2013.

Other non-interest income was $240,000, $284,000, and $565,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The decreases in this revenue item in recent years have been caused by a decline in the fair value of assets held in trust for certain non-qualifying employee benefit plans.

Non-Interest Expense Total non-interest expense for the years ended December 31, 2015, 2014, and 2013 was $72.7 million, $68.5 million, and $71.5 million, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for its change from 2014 to 2015, as well as 2013 to 2014.

Compensation and related expenses were $44.8 million, $41.3 million, and $43.9 million, during the years ended December 31, 2015, 2014, and 2013, respectively. The increase in 2015 was partly the result of increased cost related to the Company’s defined benefit pension plan, which was caused in large part by a decrease in the discount rate used to determine the present value of the pension obligation, as well as changes in certain other actuarial assumptions. In 2015 pension-related expense was $1.3 million higher than it was in 2014 for these reasons. Also contributing to the increase in compensation-related expenses in 2015 was a change in 2014 in the manner in which employees earned benefits for compensated absences. This change reduced the Company’s expense for compensated absences in 2014, which caused such expense to be $1.5 million higher in 2015 than it was in 2014. Compensation-related expenses in the 2015 were also higher because of normal annual merit increases granted to most employees at the beginning of the year, as well as higher stock-based compensation expense. Finally, compensation-related expenses in 2015 included $80,000 for employee severance costs related to the Company’s consolidation of eleven retail branch offices, as discussed later in this report.

In December 2015 the Company announced that, effective December 31, 2015, it froze the benefits of its remaining employees that were still earning benefits in its defined benefit pension plan. The benefits of all other employees had been frozen in 2013. As a result of this most recent change, as well as changes in other actuarial assumptions related to the plan, management anticipates that pension-related expenses in 2016 could be $2.8 million lower than they were in 2015, although there can be no assurances.

The decrease compensation and related expenses in 2014 compared to 2013 was caused in part by lower costs related to the Company’s defined benefit pension plan due to an increase in the discount rate used to determine the present value of the pension obligation in 2014. Also contributing to the decrease in compensation-related expenses in 2014 was a change in the way employees earned benefits for compensated absences, as previously described. These favorable developments were partially offset by an increase in employer contributions to the Company’s defined contribution savings plan in 2014, which were intended to partially offset the impact of the freezing of the plan for most employees in 2013. Also offsetting the favorable developments in 2014 was the impact of normal annual merit increases granted to most employees during the year, as well as an increase in costs related to certain non-qualified employee benefit plans.

As of December 31, 2015, the Company had 563 full-time employees and 100 part-time employees. This compared to 616 full-time and 99 part-time at December 31, 2014, and 637 full-time and 85 part-time at December 31, 2013. The number of employees has declined in recent years as the Company has consolidated retail branch offices and has improved efficiencies in other areas of its operations.

Occupancy, equipment, and data processing costs during the years ended December 31, 2015, 2014, and 2013 was $14.3 million, $12.8 million, and $11.9 million, respectively. The increase in 2015 was due in part to $715,000 in asset disposition costs associated with the Company’s consolidation of retail branch offices, as noted later in this report. Also contributing to the increase in 2015, as well as the increase in 2014, were increases in data processing costs related to the installation of new systems, certain repairs and maintenance on the Company’s facilities, and in 2014, snow removal and utility costs due to harsh winter conditions.

Advertising and marketing expenses were $1.9 million, $1.8 million, and $1.8 million in 2015, 2014, and 2013, respectively. In 2016 management anticipates that the Company may increase advertising and marketing-related expense by 20% to 25% in an effort to increase sales and expand the Company’s overall brand awareness, especially as such relates to the retail deposit business. However, this increase will depend on future management decisions and there can be no assurances.

Federal insurance premiums were $1.5 million, $1.5 million, and $1.9 million in 2015, 2014, and 2013, respectively. The decrease in premiums from 2013 to 2014 was caused by an improvement in the Bank’s financial condition and operating results that, under the FDIC’s risk-based premium assessment system, resulted in lower insurance assessment rates. In June 2015 the FDIC issued a proposed rule that would change how insured financial institutions are assessed for deposit insurance. Under the proposed rule management estimates that the Bank’s federal deposit insurance premiums could decline beginning as early as the second quarter of 2016 and that its premium expense in all of 2016 could be up to 20% lower than it was in 2015. In addition, in October 2015 the FDIC issued another proposed rule that could result in the creation of insurance premium credits for insured institutions with less than $10 billion in assets, such as the Bank. Each insured institution’s credits would be determined by the FDIC at a future date in accordance with performance measures established for the insurance fund, as specified in the proposed rule. The credits could be used by insured institutions to offset future premium costs until the credits are exhausted. Management is unable to determine the amount or timing of credits that might be awarded, if any. In addition, there can be no assurances that the either of these proposed rules will be adopted as proposed or that they will not be significantly changed prior to their final adoption, which could materially change the deposit insurance premiums the Bank might otherwise expect to pay in the future. For additional information, refer to “Regulation and Supervision of the Bank—Deposit Insurance” in “Item 1. Business—Regulation and Supervision,” above.

Net losses and expenses on foreclosed properties were $801,000, $1.0 million, and $2.3 million in 2015, 2014, and 2013, respectively. The Company has experienced lower losses and expenses on foreclosed real estate in recent periods due to reduced levels of foreclosed properties and improved market conditions.

Other non-interest expense was $9.4 million, $10.1 million, and $9.8 million during the years ended December 31, 2015, 2014, and 2013, respectively. In 2015 and 2014 the Company prepaid $10.0 million and $20.0 million in fixed-rate, term FHLB of Chicago advances, respectively. These advances had been drawn in prior years to fund the purchase of mortgage-related securities that were called by the issuer in 2015 and 2014, as previously described. Management elected to prepay these advances concurrent with the calls of the securities. As a result, the Company recorded prepayment penalties of $102,000 and $242,000 in 2015 and 2014, respectively. Also contributing to the decrease in other non-interest expense in 2015 compared to 2014 was lower spending on legal, consulting, and other professional services.

In May 2015 the Company consolidated seven retail branch offices in connection with an efficiency and expense reduction effort. In December 2015 the Company announced the consolidation of four additional offices that it expects will be completed in March 2016. Management estimates these actions may result in annual net cost savings of approximately $1.5 million and $1.0 million, respectively. In connection with the branch consolidations the Company recorded certain one-time costs in non-interest expense in 2015, as previously noted in this report. For additional discussion, refer to “Item 1. Business—Market Area.”

Income Tax Expense Income tax expense was $8.3 million, $8.9 million, and $5.7 million in 2015, 2014, and 2013, respectively. The year ended December 31, 2014, included a non-recurring charge of $518,000 (net of federal income tax benefit) related to a payment by the Company to the Wisconsin Department of Revenue to settle a tax matter. Excluding the impact of this non-recurring charge, the Company’s effective tax rate (“ETR”) in 2015, 2014, and 2013 was 37.0%, 35.4%, and 34.7%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue, such as earnings from BOLI and tax-exempt interest income. The ETR will generally be higher in periods in which non-taxable revenue comprises a smaller portion of pre-tax income, such as it did in 2015.

Financial Condition

Overview The Company’s total assets increased by $173.7 million or 7.5% during the twelve months ended December 31, 2015. During this period the Company’s loans receivable increased by $108.7 million and its aggregate mortgage-related securities increased by $74.4 million. These increases were funded by a $115.9 million increase in borrowings from the FHLB of Chicago and a $76.8 million increase in deposit liabilities. The Company’s total shareholders’ equity was $279.4 million at December 31, 2015, compared to $280.7 million at December 31, 2014. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the twelve months ended December 31, 2015.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale increased by $86.0 million or 26.7% during the year ended December 31, 2015. This increase was the result of $203.7 million in security purchases that were only partially offset by periodic repayments. The purpose of the security purchases was to maintain the portfolio at a level management considers sufficient to sustain the Company’s balance sheet liquidity.

The following table presents the carrying value of the Company’s mortgage-related securities available-for-sale at the dates indicated:

	December 31
	2015	2014	2013
	(Dollars in thousands)
Freddie Mac	$216,278	$169,168	$228,873
Fannie Mae	169,771	123,209	179,021
Ginnie Mae	24	29	33
Private-label CMOs	21,801	29,477	38,669
Total	$407,874	$321,883	$446,596

The following table presents the activity in the Company’s portfolio of mortgage-related securities available-for-sale for the periods indicated:

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Carrying value at beginning of period	$321,883	$446,596	$550,185
Purchases	203,729	–	88,094
Sales	–	(17,692)	–
Principal repayments	(111,640)	(104,430)	(186,674)
Premium amortization, net	(1,725)	(1,213)	(1,460)
Other-than-temporary impairment reductions	148	–	–
Increase (decrease) in net unrealized gain or loss	(4,521)	(1,378)	(3,549)
Net increase (decrease)	85,991	(124,713)	(103,589)
Carrying value at end of period	$407,874	$321,883	$446,596

The table below presents information regarding the carrying values, weighted-average yields, and contractual maturities of the Company’s mortgage-related securities available-for-sale at December 31, 2015:

	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities by issuer and type:
Freddie Mac, Fannie Mae, and Ginnie Mae MBSs	–	–	$4,198	2.81%	$87,664	2.07%	$45,078	2.07%	$139,940	2.09%
Freddie Mac and Fannie Mae CMOs	–	–	9,255	2.05	110,233	2.71	129,646	1.85	249,134	2.23
Private-label CMOs	–	–	4,451	5.08	–	–	17,349	2.89	21,800	3.33
Total	–	–	$17,904	2.98%	$197,897	2.42%	$192,073	1.99%	$407,874	2.24%
Securities by coupon:
Adjustable-rate coupon	–	–	–	–	$342	1.64%	$16,532	2.74%	$16,874	2.72%
Fixed-rate coupon	–	–	$17,904	2.98%	197,555	2.42	175,541	1.92	391,000	2.22
Total	–	–	$17,904	2.98%	$197,897	2.42%	$192,073	1.99%	$407,874	2.24%

Changes in the fair value of mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss, net of related income tax effect, which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $1.2 million at December 31, 2015, compared to a net unrealized gain of $5.7 million at December 31, 2014. The net unrealized gain declined in 2015 because of an increase in market interest rates at the end of 2015.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. Securities rated less than investment grade are adversely classified as substandard in accordance with regulatory guidelines (refer to “Item 1. Business—Asset Quality”). As of December 31, 2015 and 2014, the carrying value of the Company’s investment in private-label CMOs was $21.8 million and $29.5 million, respectively. The net unrealized gain on the securities as of such dates was $200,000 and $479,000, respectively. As of December 31, 2015, $15.7 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $237,000 as of that date. As of December 31, 2014, $23.3 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized gain of $480,000.

As of December 31, 2015 and 2014, management determined that none of the Company’s private-label CMOs had incurred OTTI as of those dates. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion refer to “Critical Accounting Policies—Other-Than-Temporary Impairment,” below, and “Item 1. Business—Investment Activities,” above.

Mortgage-Related Securities Held-to-Maturity The Company’s mortgage-related securities held-to-maturity consist of fixed-rate mortgage-backed securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company classified these securities as held-to-maturity because it has the ability and intent to hold them until they mature.

The following table presents the activity in the Company’s portfolio of mortgage-related securities held-to-maturity for the periods indicated:

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Carrying value at beginning of period	$132,525	$155,505	$157,558
Principal repayments	(10,985)	(21,977)	(1,354)
Premium amortization	(649)	(1,003)	(699)
Net decrease	(11,634)	(22,980)	(2,053)
Carrying value at end of period	$120,891	$132,525	$155,505

In 2015 and 2014 mortgage-related securities held-to-maturity with carrying values of $8.9 million and $20.4 million, respectively, were called by the issuers. The Company recorded call premiums in interest income of $219,000 and $512,000 in 2015 and 2014, respectively, in connection with these calls.

The table below presents information regarding the carrying values, weighted-average yields, and contractual maturities of the Company’s mortgage-related securities held-to-maturity at December 31, 2015, all of which are fixed rate:

	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities by issuer and type:
Fannie Mae DUS	–	–	$60,131	2.09%	$60,760	2.49%	–	–	$120,891	2.29%

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. The following table presents a summary of the activity in the Company’s loans held-for-sale for the periods indicated:

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Balance outstanding at beginning of period	$3,837	$1,798	$10,739
Origination of loans held-for-sale (1)	111,012	79,714	243,669
Principal balance of loans sold	(111,456)	(77,776)	(252,348)
Change in net unrealized gains or losses (2)	(43)	101	(262)
Total loans held-for-sale	$3,350	$3,837	$1,798

(1)	Amounts do not include one- to four-family mortgage loans originated for the Company’s loan portfolio.
(2)	Refer to “Note 1. Basis of Presentation” in the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The origination of one- to four-family mortgage loans intended for sale and the corresponding sales of such loans are lower than they were in 2013 because of generally higher market interest rates since that time, which resulted in fewer borrowers refinancing higher-rate loans into lower rate loans since that time. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above.

Loans Receivable The Company’s loans receivable increased by $108.7 million or 6.7% during the twelve months ended December 31, 2015. During this period increases in multi-family, commercial real estate, and construction loans (net of the undisbursed portion), as well as commercial and industrial (C&I) loans, were partially offset by declines in one- to four-family permanent mortgages, home equity loans, and other consumer loans. Management believes that the overall loan growth experienced in recent periods is sustainable in the near term. However, the loan portfolio is subject to economic, market, and competitive factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

Construction loans, net of the undisbursed portion, increased by $14.8 million during the twelve months ended December 31, 2015, despite a substantially larger increase in the origination of such loans during the period, which was $263.0 million in 2015 compared to $154.9 million 2014. This development was due mostly to a large amount of construction loans that refinanced to permanent financing away from the Company after the completion of the construction phase. In many cases the Company chooses to not compete aggressively for the permanent financing on these loans because of pricing, terms, and/or other conditions that management considers to be unfavorable. It should be noted, however, that the significant increase in the origination of construction loans in 2015 caused the undisbursed portion of such loans to increase significantly, from $162.5 million at December 31, 2014, to $238.1 million at December 31, 2015. Management expects that these loans will be fully disbursed over the next few quarters, which should contribute to continued growth in total loans outstanding, although there can be no assurances.

Declines in the one- to four-family permanent and home equity loan portfolios during the twelve months ended December 31, 2015, were largely the result of a relatively low interest rate environment. These loan portfolios consist largely of adjustable-rate loans. The current rate environment favors the refinancing of such loans by borrowers into new fixed-rate, one- to four-family mortgage loans, which the Company typically sells in the secondary market, as previously described. Also contributing to the decreases, however, was low customer demand in recent years for adjustable-rate mortgage loans, which the Company generally retains in its loan portfolio, as well as low customer demand for home equity loans. Management does not expect these trends to change in the near term.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	December 31
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$235,313	11.78%	$226,537	12.47%	$166,788	10.10%	$132,436	8.82%	$87,715	6.31%
Commercial real estate	299,550	14.99	263,512	14.50	276,547	16.75	263,775	17.57	226,195	16.27
Multi-family	409,674	20.51	322,413	17.74	265,841	16.10	264,013	17.58	247,040	17.77
Construction and development:
Commercial real estate	28,156	1.41	42,405	2.33	27,815	1.68	11,116	0.74	19,907	1.43
Multi-family	291,380	14.59	211,239	11.62	164,685	9.97	86,904	5.79	29,409	2.12
Land and land development	11,143	0.56	5,069	0.28	6,962	0.42	6,445	0.43	8,078	0.60
Total construction and development loans	330,679	16.56	258,713	14.24	199,462	12.08	104,465	6.96	57,394	4.15
Total commercial loans	1,275,216	63.84	1,071,175	58.94	908,638	55.03	764,689	50.93	618,344	44.50
Retail loans:
One- to four-family first mortgages:
Permanent	461,797	23.12	480,102	26.42	449,230	27.21	471,551	31.40	516,854	37.17
Construction	42,357	2.12	23,905	1.32	40,968	2.48	18,502	1.23	16,263	1.17
Total first mortgages	504,154	25.24	504,007	27.73	490,198	29.69	490,053	32.63	533,117	38.34
Home equity loans:
Fixed term home equity	122,985	6.16	139,046	7.65	148,688	9.01	141,898	9.45	126,798	9.12
Home equity lines of credit	75,261	3.77	80,692	4.44	79,470	4.81	81,898	5.45	86,540	6.23
Total home equity	198,246	9.93	219,738	12.09	228,158	13.82	223,796	14.90	213,338	15.35
Other consumer loans:
Student	8,129	0.41	9,692	0.53	11,177	0.68	12,915	0.86	15,711	1.13
Other	11,678	0.58	12,681	0.70	12,942	0.78	10,202	0.68	9,405	0.68
Total other consumer	19,807	0.99	22,373	1.23	24,119	1.46	23,117	1.54	25,116	1.81
Total retail loans	722,207	36.16	746,118	41.06	742,475	44.97	736,966	49.07	771,571	55.50
Gross loans receivable	1,997,423	100.00%	1,817,293	100.00%	1,651,113	100.00%	1,501,655	100.00%	1,389,915	100.00%
Undisbursed loan proceeds	(238,124)		(162,471)		(117,439)		(76,703)		(41,859)
Allowance for loan losses	(17,641)		(22,289)		(23,565)		(21,577)		(27,928)
Deferred fees and costs, net	(1,640)		(1,230)		(1,113)		(1,129)		(492)
Total loans receivable, net	$1,740,018		$1,631,303		$1,508,996		$1,402,246		$1,319,636

The following table presents a summary of the Company’s activity in loans receivable for the periods indicated.

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Balance outstanding at beginning of period	$1,631,303	$1,508,996	$1,402,246
Loan originations:
Commercial loans:
Commercial and industrial	90,265	73,630	52,701
Commercial real estate	101,198	37,444	80,157
Multi-family	87,328	101,260	50,323
Construction and development	263,030	154,940	164,028
Total commercial loans	541,821	367,274	347,209
Retail loans:
One- to four-family first mortgages (1)	100,876	75,402	84,822
Home equity	33,291	33,850	52,827
Other consumer	1,594	1,427	3,775
Total retail loans	135,761	110,679	141,424
Total loan originations	677,582	477,953	488,633
Principal payments and repayments:
Commercial loans	(337,601)	(204,737)	(199,507)
Retail loans	(157,515)	(104,782)	(134,225)
Total principal payments and repayments	(495,116)	(309,519)	(333,732)
Transfers to foreclosed properties, real estate owned, and repossessed assets	(2,336)	(2,254)	(5,443)
Net change in undisbursed loan proceeds, allowance for loan losses, and deferred fees and costs	(71,415)	(43,873)	(42,708)
Total loans receivable, net	$1,740,018	$1,631,303	$1,508,996

(1)	Amounts do not include one- to four-family mortgage loans originated for sale.

The following table presents the contractual maturity of the Company’s commercial and industrial loans and construction and development loans at December 31, 2015. The table does not include the effect of prepayments or scheduled principal amortization.

	Commercial and Industrial	Construction and Development	Total
	(Dollars in thousands)
Amounts due:
Within one year or less	$99,454	$36,406	$135,860
After one year through five years	126,036	258,281	384,317
After five years	9,823	78,349	88,172
Total due after one year	135,859	336,630	472,489
Total commercial and construction loans	$235,313	$373,036	$608,349

The following table presents, as of December 31, 2015, the dollar amount of the Company’s commercial and industrial loans and construction and development loans due after one year and whether these loans have fixed interest rates or adjustable interest rates.

	Due After One Year
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial and industrial	$51,687	$84,172	$135,859
Construction and development	11,453	325,177	336,630
Total loans due after one year	$63,140	$409,349	$472,489

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.2 million at December 31, 2015, compared to $7.9 million at December 31, 2014, net of valuation allowances of zero at both dates. As of December 31, 2015 and 2014, the Company serviced $1.04 billion and $1.09 billion in loans for third-party investors, respectively. For additional information refer to “Results of Operations—Non-Interest Income” and “Item 1. Business—Lending Activities,” above.

Other Assets Other assets consist of the following items on the dates indicated:

	December 31
	2015	2014
	(Dollars in thousands)
Accrued interest receivable:
Loans receivable	$4,894	$4,748
Mortgage-related securities	1,141	1,027
Total accrued interest receivable	6,035	5,775
Foreclosed properties and repossessed assets:
Commercial real estate	1,685	2,566
Land and land development	747	1,693
One- to four- family first mortgages	874	409
Total foreclosed and repossessed assets	3,306	4,668
Bank-owned life insurance	61,656	59,830
Premises and equipment	49,218	52,594
Deferred tax asset, net	16,485	25,595
Federal Home Loan Bank stock, at cost	17,591	14,209
Other assets	24,037	22,183
Total other assets	$178,328	$184,854

The Company’s foreclosed properties and repossessed assets were $3.3 million and $4.7 million at December 31, 2015 and 2014, respectively. The Company does not expect significant changes in the level of its foreclosed properties and repossessed in the near term. However, there can be no assurances.

BOLI is long-term life insurance on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the Company. The cash surrender value of the related policies is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met. The increase in BOLI in 2015 was a result of the increase in the accumulated cash value of the insurance policies during the period.

As of December 31, 2015, the Company and its subsidiaries conducted their business through an executive office and 69 banking offices. The Company owned the building and land for 62 of its office locations and leased the space for seven. However, refer to “Results of Operations—Non-Interest Expense,” above, for discussion related to the Company’s consolidation of certain banking office locations in March 2016.

The Company’s net deferred tax asset decreased by $9.1 million or 35.6% during the year ended December 31, 2015, due primarily to the utilization of net operating loss carryforwards during the period. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of December 31, 2015. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trend in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

The FHLB of Chicago requires its members to own its common stock as a condition of membership, which is redeemable at par. As of December 31, 2015, the Company’s ownership of FHLB of Chicago common stock exceeded the amount required under the FHLB of Chicago’s minimum guidelines. For additional discussion refer to the section entitled “Federal Home Loan Bank System” in “Item 1. Business—Regulation and Supervision.”

Deposit Liabilities The Company’s deposit liabilities increased by $76.8 million or 4.5% during the twelve months ended December 31, 2015. Transaction deposits, which consist of checking, savings, and money market accounts, increased by $56.3 million or 4.7% during the period and certificates of deposit increased by $20.5 million or 3.9%. As noted earlier in this release, the Company increased rates and lengthened maturity terms on certain of the certificates of deposit it offers customers in 2015. Accordingly, management believes that the average cost of the Company’s certificates of deposit may continue to increase modestly for the foreseeable future, which would have an adverse impact on its net interest margin. Management further believes that the low interest rate environment that has persisted for the past few years has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could also increase the Company’s cost of funds in the future, which would also have an adverse impact on its net interest margin.

The following table presents the distribution of the Company’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted-average rate.

	December 31
	2015			2014			2013
		Percent	Weighted-		Percent	Weighted-		Percent	Weighted-
		of Total	Average		of Total	Average		of Total	Average
		Deposit	Nominal		Deposit	Nominal		Deposit	Nominal
	Amount	Liabilities	Rate	Amount	Liabilities	Rate	Amount	Liabilities	Rate
	(Dollars in thousands)
Non-interest-bearing demand	$213,761	11.90%	0.00%	$187,852	10.93%	0.00%	$161,639	9.20%	0.00%
Interest-bearing demand	277,606	15.46	0.01	253,595	14.76	0.01	245,923	13.95	0.01
Money market savings	542,020	30.19	0.12	532,705	30.99	0.14	501,020	28.40	0.14
Savings accounts	217,6331	12.12	0.01	220,557	12.83	0.03	220,236	12.50	0.03
Total transaction accounts	1,251,020	69.67	0.06	1,194,709	69.51	0.07	1,128,818	64.05	0.07
Certificates of deposit:
With original maturities of:
Three months or less	4,559	0.25	0.32	6,081	0.35	0.25	20,665	1.17	1.44
Over three to 12 months	136,547	7.60	0.36	177,748	10.34	0.44	121,350	6.88	0.17
Over 12 to 24 months	260,143	14.50	0.93	204,499	11.90	0.53	346,565	19.66	0.51
Over 24 to 36 months	101,571	5.66	1.09	84,507	4.92	0.58	80,370	4.56	1.88
Over 36 to 48 months	2,388	0.13	1.44	–	–	–	–	–	–
Over 48 to 60 months	39,363	2.19	1.14	51,212	2.98	1.37	64,914	3.68	2.08
Total certificates of deposit	544,571	30.33	0.82	524,047	30.49	0.58	633,864	35.95	0.81
Total deposit liabilities	$1,795,591	100.00%	0.29%	$1,718,756	100.00%	0.23%	$1,762,682	100.00%	0.34%

At December 31, 2015, the Company had certificates of deposit with balances of $100,000 and over maturing as follows:

Amount
(In thousands)
Maturing in:
Three months or less	$16,352
Over three months through six months	16,845
Over six months through 12 months	51,310
Over 12 months through 24 months	56,225
Over 24 months through 36 months	21,114
Over 36 months	5,936
Total certificates of deposit greater than $100,000	$167,782

The following table presents the Company’s activity in its deposit liabilities for the periods indicated:

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Total deposit liabilities at beginning of period	$1,718,756	$1,762,682	$1,867,899
Net deposits (withdrawals)	72,746	(48,358)	(113,058)
Interest credited, net of penalties	4,090	4,432	7,841
Total deposit liabilities at end of period	$1,795,591	$1,718,756	$1,762,682

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $115.9 million or 45.2% during the twelve months ended December 31, 2015. This increase was used to fund growth in loans and mortgage-related securities available-for-sale during the period, as previously described.

The following table sets forth certain information regarding the Company’s borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance outstanding at end of year:
FHLB term advances	$242,375	$213,669	$204,900	$210,786	$153,091
Overnight borrowings from FHLB	130,000	42,800	40,000	–	–
Weighted-average interest rate at end of year:
FHLB term advances	1.86%	2.01%	2.26%	2.34%	4.69%
Overnight borrowings from FHLB	0.16%	0.13%	0.13%	–	–
Maximum amount outstanding during the year:
FHLB term advances	$252,920	$234,085	$210,786	$311,419	$199,493
Overnight borrowings from FHLB	130,000	80,000	40,000	5,000	–
Average amount outstanding during the year:
FHLB term advances	$228,346	$213,566	$206,828	$227,573	$156,521
Overnight borrowings from FHLB	85,309	38,562	207	14	–
Weighted-average interest rate during the year:
FHLB term advances	2.01%	2.19%	2.31%	3.07%	4.59%
Overnight borrowings from FHLB	0.13%	0.13%	0.13%	0.30%	–

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

Shareholders’ Equity The Company’s shareholders’ equity was $279.4 million at December 31, 2015, compared to $280.7 million at December 31, 2014. This decrease was due in part to the Company’s repurchase of $10.5 million or 1.5 million shares of its common stock during the period at an average price of $7.18 per share. Also contributing to the decrease was the payment of $8.8 million in regular dividends. These developments were partially offset by net income of $14.2 million during the twelve months ended December 31, 2015. The book value of the Company’s common stock was $6.15 at December 31, 2015, compared to $6.03 at December 31, 2014.

The Company’s ratio of shareholders’ equity to total assets was 11.17% at December 31, 2015, compared to 12.06% at December 31, 2014. The Company is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the FRB. The Company is “well capitalized” for regulatory capital purposes. As of December 31, 2015, the Company had a total risk-based capital ratio of 15.83% and a Tier 1 leverage capital ratio of 11.37%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 5% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

On February 1, 2016, the Company’s board of directors declared a $0.05 per share dividend payable on February 26, 2016, to shareholders of record on February 12, 2016. On February 1, 2016, the Company’s board of directors also approved a plan to repurchase up to 1.0 million shares of its common stock. This plan replaced a previous plan that had been approved in February 2015, but which expired on February 2, 2016. From January 1, 2016, to February 2, 2016, the Company repurchased 500 shares of its common stock at an average price of $7.25 under the plan that expired. From February 1, 2016, to February 29, 2016 the Company repurchased 5,281 shares of its common stock at an average price of $7.28 under the new plan.

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

	December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$4,915	$201	$284	$693	$1,642
Commercial real estate	3,968	4,309	4,401	6,994	23,997
Multi-family	–	1,402	1,783	6,824	22,905
Construction and development	766	803	728	865	9,108
Total commercial loans	9,649	6,715	7,196	15,376	57,652
Non-accrual retail loans:
One- to four-family first mortgages	2,703	4,148	4,556	8,264	15,128
Home equity	703	493	676	1,514	1,457
Other consumer	82	108	104	59	207
Total non-accrual retail loans	3,488	4,749	5,336	9,837	16,792
Total non-accrual loans	13,137	11,464	12,532	25,213	74,444
Accruing loans delinquent 90 days or more (1)	484	540	443	584	696
Total non-performing loans	13,621	12,004	12,975	25,797	75,140
Foreclosed real estate and repossessed assets	3,306	4,668	6,736	13,961	24,724
Total non-performing assets	$16,927	$16,672	$19,711	$39,758	$99,864

Non-performing loans to total loans	0.78%	0.74%	0.86%	1.84%	5.69%
Non-performing assets to total assets	0.68%	0.72%	0.84%	1.64%	4.00%
Interest income that would have been recognized if non-accrual loans had been current	$637	$634	$1,265	$1,998	$4,535

(1) Amounts consist of student loans that are guaranteed under programs sponsored by the U.S. government.

The Company’s non-performing loans were $13.6 million or 0.78% of loans receivable as of December 31, 2015, compared to $12.0 million or 0.74% of loans receivable as of December 31, 2014. Non-performing assets, which include non-performing loans, were $16.9 million or 0.68% of total assets and $16.7 million or 0.72% of total assets as of these same dates, respectively. Non-performing loans and assets increased in 2015 because of a $4.8 million loan to an industrial manufacturing company that was downgraded to non-performing status in the fourth quarter of 2015, as previously described. Excluding this loan, non-performing loans and non-performing assets would have declined in 2015. The general decline in non-performing loans and non-performing assets in recent years has been caused by repayments of the related loans or disposition of the foreclosed properties. Also contributing are upgrades of loans to performing status due to improvements in the financial condition or performance of the borrowers and/or the underlying collateral, as permitted by the Company’s credit policies.

Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at December 31, 2015, management was closely monitoring $32.4 million in additional loans that were classified as “special mention” and $23.5 million in additional loans that were classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $43.5 million and $33.4 million, respectively, as of December 31, 2014. As of December 31, 2015, most of the additional loans that were classified as “special mention” or “substandard” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of December 31, 2015, although there can be no assurances that such loans will not become impaired in future periods. Classified loans have declined in recent periods as a number of such loans have been either upgraded or have been paid-off by the borrowers.

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

Loans considered to be impaired by the Company at December 31, 2015, were $13.6 million compared to $12.0 million at December 31, 2014, $13.0 million at December 31, 2013, $25.8 million at December 31, 2012, and $75.1 million at December 31, 2011. The average annual balance of loans impaired as of December 31, 2015, was $11.6 million and the interest received and recognized on these loans while they were impaired was $630,000.

The following table presents the activity in the Company’s allowance for loan losses at or for the periods indicated.

	At or For the Year Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$22,289	$23,565	$21,577	$27,928	$47,985
Provision for loan losses	(3,655)	233	4,506	4,545	6,710
Charge-offs:
Commercial and industrial	(74)	(59)	(199)	(136)	(551)
Commercial real estate	(149)	(561)	(514)	(4,894)	(15,286)
Multi-family	–	(241)	(536)	(857)	(5,035)
Construction and development	–	(34)	(148)	(2,693)	(2,737)
One- to four-family first mortgages	(346)	(871)	(1,205)	(3,182)	(3,047)
Home equity	(147)	(103)	(1,000)	(327)	(524)
Other consumer	(544)	(431)	(389)	(485)	(512)
Total charge-offs	(1,260)	(2,300)	(3,991)	(12,574)	(27,692)
Recoveries:
Commercial and industrial	7	64	5	26	18
Commercial real estate	120	169	666	956	40
Multi-family	–	15	102	568	248
Construction and development	–	142	109	1	550
One- to four-family first mortgages	73	344	492	86	49
Home equity	29	27	68	1	–
Other consumer	48	30	31	40	20
Total recoveries	277	791	1,473	1,678	925
Net charge-offs	(983)	(1,509)	(2,518)	(10,896)	(26,768)
Balance at end of period	$17,641	$22,289	$23,565	$21,577	$27,928

Net charge-offs to average loans	0.06%	0.10%	0.18%	0.78%	1.96%
Allowance for loan losses to total loans	1.01%	1.37%	1.56%	1.54%	2.12%
Allowance for loan losses to non-performing loans	129.51%	185.68%	181.62%	83.64%	37.17%

The changes in the Company’s allowance for loan losses in recent years has been generally consistent with overall changes in the Company’s level of non-performing loans, changes in loan charge-off activity, and industry trends. The changes are also consistent with changes in management’s assessment of overall economic conditions, unemployment, and real estate values during the periods. The Company’s ratio of allowance for loan losses as a percent of non-performing loans increased from 37.17% at December 31, 2011, to 129.51% at December 31, 2015. The general increase in this ratio over this period was caused by a substantial decline in non-performing loans relative to the allowance for loan losses. Such increase is to be expected when non-performing loans (which are generally evaluated for impairment on an individual basis) decline and, as a result, a larger portion of the allowance for loan losses relates to loans that are evaluated for impairment on a collective basis (refer to “Note 3. Loans Receivable” in “Item 8. Financial Statements and Supplementary Data”). The decrease in the ratio of allowance for loan losses to non-performing loans at December 31, 2015, compared to December 31, 2014, was caused by the downgrade to non-performing status of the loan to a regional metal finishing company, as previously discussed.

Although management believes the Company’s allowance for loan losses at December 31, 2015, was adequate, there can be no assurances that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations. For additional discussion, refer to “Item 1. Business—Asset Quality,” above, and “Critical Accounting Policies—Allowance for Loan Losses,” below.

The following table represents the Company’s allocation of its allowance for loan losses by loan category on the dates indicated:

	December 31
	2015		2014		2013		2012		2011
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Loan category:
Commercial and industrial	$3,658	20.73%	$2,349	10.54%	$2,603	11.05%	$1,686	7.81%	$2,098	7.51%
Commercial real estate	4,796	27.19	6,880	30.86	6,377	27.06	7,354	34.08	9,467	33.90
Multi-family	3,337	18.92	6,078	27.27	5,931	25.17	5,195	24.08	7,442	26.65
Construction and development	2,835	16.07	2,801	12.57	4,160	17.65	2,617	12.13	4,506	16.13
One- to four-family first mortgages	1,835	10.40	3,004	13.48	3,220	13.66	3,267	15.14	3,201	11.46
Home equity and other consumer	1,180	6.69	1,177	5.28	1,274	5.41	1,458	6.76	1,214	4.35
Total allowance for loan losses	$17,641	100.00%	$22,289	100.00%	$23,565	100.00%	$21,577	100.00%	$27,928	100.00%

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

The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. All amounts in the table exclude interest costs to be paid in the periods indicated, if applicable.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposit liabilities without a stated maturity	$1,251,020	–	–	–	$1,251,020
Certificates of deposit	282,584	$244,405	$17,582	–	544,571
Borrowed funds	185,950	110,790	45,980	$29,655	372,375
Operating leases	905	1,167	1,106	2,292	5,470
Purchase obligations	2,400	4,800	1,800	–	9,000
Deferred retirement plans and deferred compensation plans	781	1,571	1,639	4,548	8,539

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

The following table details the amounts and expected maturities of significant off-balance sheet commitments to extend credit as of December 31, 2015.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$146,183	–	–	–	$146,183
Commercial loans	6,447	$325		–	6,772
Standby letters of credit	2,748	1,426	$284	–	4,458
Multi-family and commercial real estate	312,826	–	–	–	312,826
Residential real estate	32,268	–	–	–	32,268
Revolving home equity and credit card lines	164,989	–	–	–	164,989
Net commitments to sell residential loans	9,543	–	–	–	9,543

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$19,410	$19,271	$19,441	$19,778
Interest expense	2,246	2,309	2,449	2,561
Net interest income	17,164	16,962	16,992	17,217
Provision for loan losses	(964)	(752)	(930)	(1,019)
Total non-interest income	5,546	5,907	5,996	5,789
Total non-interest expense	18,057	17,942	18,470	18,258
Income before taxes	5,617	5,679	5,448	5,767
Income tax expense	2,064	2,090	2,103	2,077
Net income	$3,553	$3,589	$3,345	$3,690

Earnings per share-basic	$0.08	$0.08	$0.07	$0.08
Earnings per share-diluted	0.08	0.08	0.07	0.08
Cash dividend paid per share	0.04	0.05	0.05	0.05

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$19,673	$19,798	$19,671	$20,123
Interest expense	2,526	2,396	2,291	2,203
Net interest income	17,147	17,402	17,380	17,920
Provision for loan losses	13	321	98	(199)
Total non-interest income	4,895	5,704	6,093	5,657
Total non-interest expense	16,759	17,220	16,684	17,798
Income before taxes	5,270	5,565	6,691	5,978
Income tax expense	2,438	1,988	2,284	2,140
Net loss (gain) attributable to non-controlling interest	12	1	2	(4)
Net income	$2,844	$3,578	$4,409	$3,834

Earnings per share-basic	$0.06	$0.08	$0.09	$0.08
Earnings per share-diluted	0.06	0.08	0.09	0.08
Cash dividend paid per share	0.03	0.04	0.04	0.04

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon final maturity.

	December 31, 2015
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$20,045	$63,855	$154,144	$76,507	$23,004	$337,555
Adjustable	602,765	56,189	57,016	14,794	–	730,764
Retail loans:
Fixed	19,316	40,557	75,557	43,402	70,568	249,400
Adjustable	110,904	144,490	82,743	57,240	36,929	432,306
Interest-earning deposits	16,524	–	–	–	–	16,524
Mortgage-related securities:
Fixed	31,168	88,968	155,646	130,910	103,879	510,571
Adjustable	16,988	–	–	–	–	16,988
Other interest-earning assets	17,591	–	–	–	–	17,591
Total interest-earning assets	835,301	394,059	525,106	322,853	234,380	2,311,699

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	213,762	213,762
Interest-bearing demand accounts	–	–	–	–	277,605	277,605
Savings accounts	–	–	–	–	217,633	217,633
Money market accounts	542,020	–	–	–	–	542,020
Certificates of deposit	75,425	210,627	240,938	17,582	–	544,572
Advance payments by borrowers for taxes and insurance	–	3,382	–	–	–	3,382
Borrowings	130,334	56,974	104,308	53,994	26,765	372,375
Total non-interest- and interest- bearing liabilities	747,779	270,983	345,246	71,576	735,765	2,171,349
Interest rate sensitivity gap	$87,523	$123,076	$179,860	$251,277	$(501,835)	$140,350
Cumulative interest rate sensitivity gap	$87,523	$210,599	$390,458	$641,735	$140,350
Cumulative interest rate sensitivity gap as a percent of total assets
Cumulative interest-earning assets as a	3.50%	8.42%	15.61%	25.66%	5.61%
percentage of non-interest- and interest-bearing liabilities	111.70%	120.67%	128.63%	144.70%	106.46%

Based on the above gap analysis, at December 31, 2015, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year net interest income could be favorably impacted by an increase in market interest rates. Alternatively, net interest income could be unfavorably impacted by a decrease in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”

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

The following table presents the estimated PVE over a range of interest rate change scenarios at December 31, 2015. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

Change in Interest Rates (Basis Points)	Present Value Ratio	Change in Ratio
+400	13.39%	12.2%
+300	13.19	10.5
+200	12.88	7.9
+100	12.35	3.5
0	11.93	–
-100	13.13	10.0

Based on the above analysis, the Company’s PVE is not expected to be materially impacted by changes in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”

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
Milwaukee, Wisconsin

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, total comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bank Mutual Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 7, 2016

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31
	2015	2014
	(Dollars in thousands)

Assets
Cash and due from banks	$27,971	$34,727
Interest-earning deposits in banks	16,530	11,450
Cash and cash equivalents	44,501	46,177
Mortgage-related securities available-for-sale, at fair value	407,874	321,883
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $121,641 in 2015 and $134,117 in 2014)	120,891	132,525
Loans held-for-sale	3,350	3,837
Loans receivable (net of allowance for loan losses of $17,641 in 2015 and $22,289 in 2014)	1,740,018	1,631,303
Mortgage servicing rights, net	7,205	7,867
Other assets	178,328	184,854

Total assets	$2,502,167	$2,328,446

Liabilities and equity

Liabilities:
Deposit liabilities	$1,795,591	$1,718,756
Borrowings	372,375	256,469
Advance payments by borrowers for taxes and insurance	3,382	4,742
Other liabilities	51,425	63,988
Total liabilities	2,222,773	2,043,955
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2015 and 2014 Issued and outstanding–none in 2015 and 2014	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2015 and 2014 Issued–78,783,849 shares in 2015 and 2014
Outstanding–45,443,548 shares in 2015 and 46,568,284 in 2014	788	788
Additional paid-in capital	486,273	488,467
Retained earnings	164,482	159,065
Accumulated other comprehensive loss	(9,365)	(11,136)
Treasury stock–33,340,301 shares in 2015 and 32,215,565 in 2014	(362,784)	(356,467)
Total shareholders' equity	279,394	280,717
Non-controlling interest in real estate partnership	–	3,774
Total equity including non-controlling interest	279,394	284,491

Total liabilities and equity	$2,502,167	$2,328,446

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$65,954	$66,261	$64,638
Mortgage-related securities	11,684	12,850	14,666
Investment securities	244	139	54
Interest-earning deposits	19	15	98
Total interest income	77,901	79,265	79,456
Interest expense:
Deposit liabilities	4,771	4,684	8,325
Borrowings	4,794	4,731	4,785
Advance payments by borrowers for taxes and insurance	1	1	2
Total interest expense	9,566	9,416	13,112
Net interest income	68,335	69,849	66,344
Provision for loan losses	(3,665)	233	4,506
Net interest income after provision for loan losses	72,000	69,616	61,838
Non-interest income:
Deposit-related fees and charges	11,572	11,985	12,196
Brokerage and insurance commissions	3,577	2,574	3,116
Mortgage banking revenue, net	3,462	2,990	6,876
Loan-related fees	2,300	1,624	976
Income from bank-owned life insurance (“BOLI”)	1,870	2,790	2,387
Gain on real estate held for investment	218	–	–
Gain on sales of investments	–	102	–
Other non-interest income	240	284	565
Total non-interest income	23,239	22,349	26,116
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	44,824	41,299	43,854
Occupancy, equipment, and data processing costs	14,298	12,787	11,881
Advertising and marketing	1,910	1,801	1,826
Federal insurance premiums	1,508	1,489	1,863
Losses and expenses on foreclosed real estate, net	801	986	2,292
Other non-interest expense	9,386	10,099	9,788
Total non-interest expense	72,727	68,461	71,504
Income before income taxes	22,512	23,504	16,450
Income tax expense	8,335	8,850	5,702
Net income before non-controlling interest	14,177	14,654	10,748
Net loss attributable to non-controlling interests	–	11	48
Net income	$14,177	$14,665	$10,796

Per share data:
Earnings per share–basic	$0.31	$0.32	$0.23
Earnings per share–diluted	0.31	0.31	0.23
Cash dividends per share paid	0.19	0.15	0.10

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Total Comprehensive Income

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)

Net income before non-controlling interest	$14,177	$14,654	$10,748
Other comprehensive income (loss), net of income taxes:
Defined benefit pension plans:
Unrecognized gain (loss) and net prior service costs, net of deferred income taxes of $2,576 in 2015, $(5,328) in 2014, and $2,058 in 2013	3,863	(7,992)	3,086
Curtailment gain on plan amendment, net of deferred income taxes of $409 in 2015 and $958 in 2013	614	–	1,437
	4,477	(7,992)	4,523
Unrealized holding losses:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(1,815) in 2015, $(512) in 2014, and $(1,424) in 2013	(2,706)	(764)	(2,125)
Reclassification adjustment for gain on securities included in income, net of income taxes of $(41) in 2014	–	(61)	–
	(2,706)	(825)	(2,125)
Total other comprehensive income (loss), net of income taxes	1,771	(8,817)	2,398
Total comprehensive income before non-controlling interest	15,948	5,837	13,146
Comprehensive loss attributable to non-controlling interest	–	11	48

Total comprehensive income	$15,948	$5,848	$13,194

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interest in Real Estate Partnership	Total
	(Dollars in thousands; except per share data)

Balance at December 31, 2012	$788	$489,960	$145,231	$(4,717)	$(359,409)	$2,933	$274,786
Net income	–	–	10,796	–	–	–	10,796
Net loss attributable to non-controlling interest	–	–	–	–	–	(48)	(48)
Other comprehensive income	–	–	–	2,398	–	–	2,398
Issuance of restricted stock	–	(1,134)	–	–	1,134	–	–
Exercise of stock options	–	(134)	–	–	221	–	87
Share based payments	–	546	–	–	–	–	546
Cash dividends ($0.10 per share)	–	–	(4,643)	–	–	–	(4,643)
Balance at December 31, 2013	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922
Net income	–	–	14,665	–	–	–	14,665
Net loss attributable to non-controlling interest	–	–	–	–	–	(11)	(11)
Other comprehensive loss	–	–	–	(8,817)	–	–	(8,817)
Equity contribution by non-controlling interest	–	–	–	–	–	900	900
Issuance of restricted stock	–	(1,538)	–	–	1,538	–	–
Exercise of stock options	–	(29)	–	–	49	–	20
Share based payments	–	796	–	–	–	–	796
Cash dividends ($0.15 per share)	–	–	(6,984)	–	–	–	(6,984)
Balance at December 31, 2014	$788	$488,467	$159,065	$(11,136)	$(356,467)	$3,774	$284,491
Net income	–	–	14,177	–	–	–	14,177
Decrease in non-controlling interest	–	–	–	–	–	(3,774)	(3,774)
Other comprehensive loss	–	–	–	1,771	–	–	1,771
Purchase of treasury stock	–	–	–	–	(10,545)	–	(10,545)
Issuance of restricted stock	–	(2,526)	–	–	2,526	–	–
Exercise of stock options	–	(1,323)	–	–	2,053	–	730
Share based payments	–	1,655	–	–	(351)	–	1,304
Cash dividends ($0.19 per share)	–	–	(8,760)	–	–	–	(8,760)
Balance at December 31, 2015	$788	$486,273	$164,482	$(9,365)	$(362,784)	–	$279,394

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Operating activities:
Net income	$14,177	$14,665	$10,796
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(3,665)	233	4,506
Loss on foreclosed real estate, net	321	763	1,882
Provision for depreciation	3,253	2,917	2,668
Amortization of mortgage servicing rights	1,907	1,772	2,809
Decrease in valuation on MSRs	–	(1)	(2,395)
Net premium amortization on securities	2,374	2,216	2,159
Loans originated for sale	(111,012)	(79,714)	(243,669)
Proceeds from loan sales	112,962	78,739	254,685
Gain on loan sales activities, net	(2,708)	(1,965)	(4,405)
Gain on real estate held for investment	(218)	–	–
Gain on sales of investments	–	(102)	–
Deferred income tax expense	8,128	7,550	5,207
Qualified defined benefit pension plan contribution	(10,000)	–	–
Other, net	732	(3,094)	4,410
Net cash provided by operating activities	16,251	23,979	38,653
Investing activities:
Purchases of mortgage-related securities available-for-sale	(203,729)	–	(88,094)
Principal payments on mortgage-related securities available-for-sale	111,492	104,430	186,674
Proceeds from sale of investment securities available-for-sale	–	17,794	–
Principal payments on mortgage-related securities held-to-maturity	10,985	21,977	1,354
Net increase in loans receivable	(107,386)	(124,794)	(116,700)
Purchases of FHLB stock	(3,382)	(1,964)	(582)
Redemption of FHLB stock	–	–	4,178
Proceeds from sale of foreclosed properties	3,378	3,558	10,786
Proceeds from sale of real estate held for investment	1,356	–	–
Net purchases of premises and equipment	(3,568)	(4,133)	(3,696)
Net cash provided (used) by investing activities	(190,854)	16,868	(6,080)

(continued)

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Financing activities:
Net increase (decrease) in deposit liabilities	$76,801	$(43,926)	$(105,217)
Net increase in short-term borrowings	107,200	2,800	40,000
Proceeds from long-term borrowings	20,000	30,000	–
Repayments of long-term borrowings	(11,294)	(21,231)	(5,886)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(1,360)	1,311	(1,525)
Cash dividends	(8,760)	(6,984)	(4,643)
Purchases of treasury stock	(10,545)	–	–
Other, net	885	904	95
Net cash provided (used) by financing activities	172,927	(37,126)	(77,176)
Increase (decrease) in cash and cash equivalents	(1,676)	3,721	(44,603)
Cash and cash equivalents at beginning of year	46,177	42,456	87,059
Cash and cash equivalents at end of year	$44,501	$46,177	$42,456

Supplemental information:
Cash paid in period for:
Interest on deposits and borrowings	$9,070	$9,431	$13,142
Income taxes	2,438	1,055	274
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	2,336	2,254	5,443

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

Principles of Consolidation The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. The Bank has two active wholly-owned subsidiaries, BancMutual Financial & Investment Services, Inc., and MC Development Ltd., which are consolidated into the financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

In 2015 the Company determined that it was no longer necessary under GAAP to consolidate a partial interest it has in a real estate partnership. Effective with this change, the Company determined that the equity method of accounting was appropriate for its ownership interest in this partnership. As such, the $895 carrying value of the Company’s interest in the partnership at December 31, 2015, was included as a component of other assets. In addition, its $8 interest in the loss of the partnership during the twelve months ended December 31, 2015 was included as a component of other non-interest income.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.

Cash and Cash Equivalents The Company considers interest-bearing deposits in banks and federal funds sold that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank of Chicago. The average amount of required reserve balances for the years ended December 31, 2015 and 2014, was $16,373 and $14,525, respectively.

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

December 31, 2015

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

Loans Receivable Loans receivable are recorded at cost, net of undisbursed loan proceeds, allowance for loan losses, unamortized deferred fees and costs, and unamortized purchase premiums or discounts, if any. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of loan yield. Purchase premiums and discounts are also amortized as an adjustment of yield.

Loans Held-for-Sale Loans held-for-sale, which generally consists of recently originated fixed-rate residential mortgage loans, are recorded at market value determined on an individual loan basis. Fees received from the borrower are deferred and recorded as an adjustment of the carrying value.

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

The allowance for loan losses for each segment is maintained at a level believed adequate by management to absorb probable losses inherent in each segment and is based on factors such as the size and current risk characteristics of the segments, an assessment of individual problem loans and pools of homogenous loans within the segments, and actual loss, delinquency, and/or risk rating experience within the segments. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, industry loss experience by loan type, and other pertinent factors, to include regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any.

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

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

Derivative Financial Instruments Derivative financial instruments, including derivative instruments embedded in other contracts, are carried at fair value on the consolidated balance sheets with changes in the fair value recorded to earnings or other comprehensive income, as specified in GAAP. On the date derivative contracts are entered into, the Company designates such as either (i) a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), (ii) a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or (iii) a free-standing derivative instrument. The Company has no derivatives designated as fair value hedges. For derivatives designated as cash flow hedges, the effective portion of the change in the fair value of the derivative instrument is recorded in other comprehensive income and the ineffective portion is recognized in current period earnings as an adjustment to the related income statement account. Amounts within accumulated other comprehensive income are reclassified into earnings in the period the hedged item affects earnings. If a derivative is designated as a free-standing derivative instrument, changes in fair value are reported in current period earnings.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

In connection with its mortgage banking activities, the Company enters into interest rate lock commitments (“IRLCs”) to fund residential mortgage loans at specified interest rates and within specified periods of time, generally up to 60 days from the time of rate lock. IRLCs that are related to loans that will be sold in the secondary market are designated as free-standing derivative instruments by management. In addition, the forward commitments to sell loans are also designated as free-standing derivatives by management. IRLCs related to loans that will be sold, as well as the forward commitments to sell loans, are carried at fair value on the consolidated balance sheet in other assets or other liabilities, as the case may be, and changes in fair value are recorded in income from mortgage banking operations.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of the Company’s commercial loan relationships, are designated as free-standing derivative instruments by management. As such, the fair market value of these interest rate swaps and embedded derivatives are included in the Company’s other assets or other liabilities, as the case may be, and periodic changes in fair value are recorded in other non-interest income.

The Company also enters into interest rate swap arrangements to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. These interest rate swaps are designated as forecasted transaction cash flow hedges by management. The effective portion of the change in the fair value of these derivatives is recorded in other comprehensive income and the ineffective portion is recorded in interest expense.

To qualify for and maintain hedge accounting, the Company must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, and measurement of changes in the fair value of hedged items. The Company reviews the effectiveness of derivatives that is has designated as hedges on a quarterly basis. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. When hedge accounting is discontinued on a cash flow hedge because it is determined that the derivative no longer qualifies as an effective hedge, the Company records the changes in the fair value of the derivative in earnings rather than through other comprehensive income and when the cash flows associated with the hedged item are realized, the gain or loss is reclassified out of accumulated other comprehensive income and is included in the same income statement account of the item being hedged. The Company measures the effectiveness of its hedges, where applicable, at inception and each quarter on an ongoing basis.

The Company’s use of interest rate swaps to manage risk exposes it to the additional risk that a counterparty could default on the contract. In instances where the counterparty is a commercial borrower, the Company considers the potential value and impact of the interest rate swap contract in the underwriting decision process. The Company also insures the borrower is qualified to participate in the interest rate swap in accordance with applicable federal regulations. In all other instances, the Company’s counterparties to its interest rate swaps are profitable, well-capitalized commercial banks or government-sponsored entities with significant experience with such derivative instruments. In these cases the Company manages its exposure to counterparty risk by requiring specific minimum credit standards for its counterparties.

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

December 31, 2015

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

Pension Costs The Company has a qualifying defined benefit plan and a supplemental defined benefit plan. As appropriate, the net periodic pension cost of these plans consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the plans, amortization of prior service cost, and amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants. In 2013 the Company froze the benefits of participants in the qualified defined benefit pension plan that had less than 20 years of service. This change also resulted in the future benefits under the Company’s supplemental defined benefit pension plan being effectively frozen. In 2015 the Company froze the benefits of all remaining employees in the qualified defined benefit pension plan.

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

December 31, 2015

(Dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Changes In 2013 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance relating to the recognition, measurement, and disclosure of obligations resulting from joint and severalliability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance was effective for fiscal years beginning after December 15, 2013, which was the first quarter of 2014 for the Company. Adoption of this item did not have a material impact on the Company’s results of operations or financial condition.

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

In 2014 the FASB issued new accounting guidance related to troubled debt restructurings by creditors to clarify when an in-substance repossession or foreclosure occurs as satisfaction of a consumer mortgage loan. Although the new guidance was effective for fiscal years beginning after December 15, 2014, which was the first quarter of 2015 for the Company, early adoption of the new guidance was permitted. Accordingly, the Company adopted the new guidance in the first quarter of 2014 using a prospective transition method. Adoption of this new guidance did not have a material impact on the Company’s results of operations or financial condition. However, it did affect how certain matters are disclosed in the financial statements.

In 2014 the FASB issued new accounting guidance related to the classification and measurement of certain government-guaranteed mortgages upon foreclosure. The guidance was effective for fiscal years and interim periods beginning after December 15, 2014, which was the first quarter of 2015 for the Company. The Company’s adoption of this new guidance did not have a material impact on its results of operations or financial condition.

In 2014 the FASB issued new accounting guidance related to the recognition of revenue from contracts with customers. In 2015 the FASB deferred the effective date one year from the date in the original guidance. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, which will be the first quarter of 2019 for the Company. The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

In 2015 the FASB issued new accounting guidance related to the consolidation of legal entities for financial reporting purposes. For public companies the guidance is effective for periods beginning after December 15, 2015, which will be the first quarter of 2016 for the Company. The Company’s adoption of this new guidance is not expected to have a material impact on its results of operations or financial condition.

In 2016 the FASB issued new accounting guidance related to certain aspects of the recognition and measurement of financial assets and liabilities. For public companies the guidance is effective for periods beginning after December 15, 2017, which will be the first quarter of 2018 for the Company. Early application of some aspects of the new guidance is also permitted, although the Company does not intend to adopt the guidance early. The Company’s eventual adoption of this new guidance is not expected to have a material impact on its results of operations or financial condition.

Reclassifications Certain components of non-interest income in 2014 and 2013 were reclassified to conform to the 2015 presentation format. For the years ended December 31, 2014 and 2013, $1,624 and $976, respectively, that were originally reported as a component of “other non-interest income” were reclassified to “loan related fees” to conform to the presentation format in 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$215,255	$1,823	$(800)	$216,278
Federal National Mortgage Association	169,792	853	(874)	169,771
Government National Mortgage Association	21	3	–	24
Private-label CMOs	21,600	446	(245)	21,801
Total available-for-sale	$406,668	$3,125	$(1,919)	$407,874
Securities held-to-maturity:
Federal National Mortgage Association	$120,891	$750	–	$121,641
Total held-to-maturity	$120,891	$750	–	$121,641

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$165,632	$3,590	$(54)	$169,168
Federal National Mortgage Association	121,501	1,862	(154)	123,209
Government National Mortgage Association	25	4	–	29
Private-label CMOs	28,998	707	(228)	29,477
Total available-for-sale	$316,156	$6,163	$(436)	$321,883
Securities held-to-maturity:
Federal National Mortgage Association	$132,525	$1,592	–	$134,117
Total held-to-maturity	$132,525	$1,592	–	$134,117

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables identify mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	December 31, 2015
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$777	17	$107,807	$23	3	$7,937	$800	$115,744
Federal National Mortgage Association	634	16	79,273	240	4	10,679	874	89,952
Private-label CMOs	1	1	1,357	244	10	10,574	245	11,931

Total available-for-sale	$1,412	34	$188,437	$507	17	$29,190	$1,919	$217,627

	December 31, 2014
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$9	2	$5,831	$45	1	$5,180	$54	$11,011
Federal National Mortgage Association	–	–	–	154	3	13,556	154	13,556
Private-label CMOs	12	1	1,363	216	9	11,821	228	13,184

Total available-for-sale	$21	3	$7,194	$415	13	$30,557	$436	$37,751

None of the Company’s mortgage-related securities held-to-maturity at December 31, 2015 or 2014, had an unrealized loss.

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of December 31, 2015 and 2014. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of December 31, 2015 and 2014, the Company had private-label CMOs with a fair value of $15,725 and $23,254 respectively, and unrealized gains of $237 and $480, respectively that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of OTTI related to credit losses that have been recognized in earnings as of the December 31 for the years indicated, as well as the end of period values for securities that have experienced such losses:

	Year Ended December 31
	2015	2014	2013
Beginning balance of unrealized OTTI related to credit losses	$789	$789	$789
Reductions for actual losses realized	(80)	–	–
Reductions for increase in cash flows expected to be received	(117)	–	–
Ending balance of unrealized OTTI related to credit losses	$592	$789	$789
Adjusted cost at end of period	$4,260	$5,504	$7,152
Estimated fair value at end of period	$4,664	$6,065	$7,649

Results of operations included gross realized gains on the sale of securities available-for-sale of $102 in 2014. There were no gross realized losses on the sale of such securities in that year. In addition, there were no gross realized gains or losses on the sale of securities available-for-sale in 2015 or 2013.

Mortgage-related securities with a fair value of approximately $67,923 and $79,753 at December 31, 2015 and 2014, respectively, were pledged to secure deposits, FHLB advances, or for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable

	December 31
	2015	2014
Loans receivable is summarized as follows:
Commercial loans:
Commercial and industrial	$235,313	$226,537
Commercial real estate	299,550	263,512
Multi-family real estate	409,674	322,413
Construction and development loans:
Commercial real estate	28,156	42,405
Multi-family real estate	291,380	211,239
Land and land development	11,143	5,069
Total construction and development	330,679	258,713
Total commercial loans	1,275,216	1,071,175
Retail loans:
One- to four-family first mortgages:
Permanent	461,797	480,102
Construction	42,357	23,905
Total one- to four-family first mortgages	504,154	504,007
Home equity loans:
Fixed term home equity	122,985	139,046
Home equity lines of credit	75,261	80,692
Total home equity loans	198,246	219,738
Other consumer loans:
Student	8,129	9,692
Other	11,678	12,681
Total other consumer loans	19,807	22,373
Total retail loans	722,207	746,118
Gross loans receivable	1,997,423	1,817,293
Undisbursed loan proceeds	(238,124)	(162,471)
Allowance for loan losses	(17,641)	(22,289)
Deferred fees and costs, net	(1,640)	(1,230)
Total loans receivable, net	$1,740,018	$1,631,303

The Company’s commercial and retail borrowers are located primarily in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At December 31, 2015 and 2014, certain one- to four-family mortgage loans and home equity loans, as well as certain multi-family mortgage loans, with aggregate carrying values of approximately $496,000 and $342,000, respectively, were pledged to secure FHLB advances.

The unpaid principal balance of loans serviced for third-party investors was $1,038,588 and $1,087,107 at December 31, 2015 and 2014, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

	December 31, 2015
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Provision	1,376	(2,055)	(2,741)	34	(896)	617	(3,665)
Charge-offs	(74)	(149)	–	–	(346)	(691)	(1,260)
Recoveries	7	120	–	–	73	77	277
Ending balance	$3,658	$4,796	$3,337	$2,835	$1,835	$1,180	$17,641
Loss allowance individually evaluated for impairment	$535	–	–	–	–	–	$535
Loss allowance collectively evaluated for impairment	$3,123	$4,796	$3,337	$2,835	$1,835	$1,180	$17,106

Loan receivable balances at December 31, 2014:
Loans individually evaluated for impairment	$12,237	$10,334	$8,239	$2,114	$3,410	$785	$37,119
Loans collectively evaluated for impairment	223,076	289,216	401,435	117,043	474,142	217,268	1,722,180
Total loans receivable	$235,313	$299,550	$409,674	$119,157	$477,552	$218,053	$1,759,299

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Provision	(259)	895	373	(1,467)	311	380	233
Charge-offs	(59)	(561)	(241)	(34)	(871)	(534)	(2,300)
Recoveries	64	169	15	142	344	57	791
Ending balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Loss allowance individually evaluated for impairment	–	$262	$642	–	–	–	$904
Loss allowance collectively evaluated for impairment	$2,349	$6,618	$5,436	$2,801	$3,004	$1,177	$21,385

Loan receivable balances at December 31, 2013:
Loans individually evaluated for impairment	$12,343	$14,822	$10,654	$2,166	$4,839	$601	$45,425
Loans collectively evaluated for impairment	214,194	248,690	311,759	110,453	482,791	241,510	1,609,397
Total loans receivable	$226,537	$263,512	$322,413	$112,619	$487,630	$242,111	$1,654,822

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

Loan receivable balances at December 31, 2012:
Loans individually evaluated for impairment	$436	$16,340	$8,021	$18,109	$5,377	$780	$49,063
Loans collectively evaluated for impairment	166,352	260,204	257,820	93,117	455,621	251,497	1,484,611
Total loans receivable	$166,788	$276,544	$265,841	$111,226	$460,998	$252,277	$1,533,674

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of general uncertainties related to trends in real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which the various factors were applied, resulted in a decrease of $4,279 in 2015, a decrease of $1,180 in 2014, and an increase of $3,029 in 2013, in the total allowance for loan losses.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2015
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	–	–	–	–	–
Lines of credit	$2,783	$2,795	$535	$557	$142
Total commercial and industrial	–	–	–		–
Commercial real estate:
Office
Retail/wholesale/mixed	–	–	–	1,538	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	–	–	–	1,538	–
Multi-family real estate	–	–	–	1,112	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–		–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$2,783	$2,795	$535	$3,207	$142

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$116	$133	–	$129	$3
Lines of credit	2,016	2,032	–	422	117
Total commercial and industrial	2,132	2,165	–	551	120
Commercial real estate:
Office	2,126	2,426	–	833	148
Retail/wholesale/mixed	1,637	2,348	–	1,672	79
Industrial/warehouse	194	265	–	204	18
Other	11	155	–	22	14
Total commercial real estate	3,968	5,194	–	2,731	259
Multi-family real estate	–	–	–		–
Construction and development:
Commercial real estate	597	597	–	597	–
Multi-family real estate	–	–	–	–	–
Land and land development	169	220	–	187	17
Total construction and development	766	817		784	17
One- to four-family	2,703	3,168	–	3,744	70
Home equity and other consumer:
Home equity	703	805	–	509	21
Student	–	–	–	–	–
Other	82	184	–	87	1
Total home equity and other consumer	785	989	–	596	22
Total with no allowance recorded	$10,354	$12,333	–	$8,406	$488

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

December 31, 2015

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2015
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$53,785	$5,536	$252	$2,605	$62,178
Lines of credit	145,118	17,086	1,299	9,632	173,135
Total commercial and industrial	198,903	22,622	1,551	12,237	235,313
Commercial real estate:
Office	69,223	5,567	15,063	2,126	91,979
Retail/wholesale/mixed use	103,634	28,091	14,510	6,599	152,834
Industrial/warehouse	46,545	1,326	588	1,598	50,057
Other	4,669	–	–	11	4,680
Total commercial real estate	224,071	34,984	30,161	10,334	299,550
Multi-family real estate	394,097	7,338	–	8,239	409,674
Construction and development:
Commercial real estate	13,928	–	–	597	14,525
Multi-family real estate	93,635	–	–	–	93,635
Land and land development	9,411	69	–	1,517	10,997
Total construction/development	116,974	69	–	2,114	119,157
One- to four-family	471,412	2,059	671	3,410	477,552
Home equity and other consumer:
Home equity	197,543	–	–	703	198,246
Student	8,129	–	–	–	8,129
Other	11,596	–	–	82	11,678
Total home equity and other consumer	217,268	–	–	785	218,053
Total	$1,622,725	$67,072	$32,383	$37,119	$1,759,299

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at December 31, 2015 and 2014. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at December 31, 2015 and 2014.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	December 31, 2015
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	–	$61	$61	$62,117	$62,178	$116
Lines of credit	$8,901	–	–	8,901	164,234	173,135	4,799
Total commercial and industrial	8,901	–	61	8,962	226,351	235,313	4,915
Commercial real estate:
Office	–	–	–	–	91,979	91,979	2,126
Retail/wholesale/mixed	768	$2	684	1,454	151,380	152,834	1,637
Industrial/warehouse	–	–	–	–	50,057	50,057	194
Other	–	–	–	–	4,680	4,680	11
Total commercial real estate	768	2	684	1,454	298,096	299,550	3,968
Multi-family real estate	721	–	–	721	408,953	409,674	–
Construction and development:
Commercial real estate	–	–	597	597	13,928	14,525	597
Multi-family real estate	–	–	–	–	93,635	93,635	–
Land and land development	–	–	–	–	10,997	10,997	169
Total construction	–	–	597	597	118,560	119,157	766
One- to four-family	6,490	2,959	2,634	12,083	465,469	477,552	2,703
Home equity and other consumer:
Home equity	1,214	217	703	2,134	196,112	198,246	703
Student	178	62	484	724	7,405	8,129	–
Other	38	49	82	169	11,509	11,678	82
Total home equity and other consumer	1,430	328	1,269	3,027	215,026	218,053	785
Total	$18,310	$3,289	$5,245	$26,844	$1,732,455	$1,759,299	$13,137

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

As of December 31, 2015 and 2014, $484 and $540 in student loans, respectively, were 90-days past due, but remained on accrual status. No other loans 90-days past due were in accrual status as of December 31, 2015 and 2014.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of December 31, 2015 and 2014, TDRs were $8,704 and $4,872, respectively, and consisted primarily of commercial and industrial loans and one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $2,558 and $3,315, respectively. Additions to TDRs during the twelve months ended December 31, 2015 was $5,256, consisting of $4,768 of commercial and industrial loans and $488 of one- to four-family residential loans. Additions to TDRs during the twelve months ended December 31, 2014 were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring were also immaterial during these twelve month periods. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

4. Mortgage Servicing Rights

The activity in mortgage servicing rights during the years ended December 31 is presented in the following table.

	2015	2014	2013
Mortgage servicing rights, net, at beginning of year	$7,867	$8,737	$6,821
Additions	1,244	901	2,330
Amortization	(1,906)	(1,772)	(2,809)
Decrease in valuation allowance during the year	–	1	2,395
Mortgage servicing rights, net, at end of year	$7,205	$7,867	$8,737

The following table shows the estimated future amortization expense for mortgage servicing rights for the years ended December 31:

2016	$1,066
2017	926
2018	801
2019	692
2020	595
Thereafter	3,125
Total	$7,205

The projection of amortization for mortgage servicing rights is based on existing asset balances and the interest rate environment as of December 31, 2015. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, loan prepayments, and market conditions.

5. Other Assets

Other assets are summarized as follow:

	December 31
	2015	2014
Accrued interest:
Loans receivable	$4,894	$4,748
Mortgage-related securities	1,141	1,027
Total accrued interest	6,035	5,775
Foreclosed properties and repossessed assets:
Commercial real estate	1,685	2,566
Land and land development	747	1,693
One-to four-family first mortgages	874	409
Total foreclosed properties and repossessed assets	3,306	4,668
Bank-owned life insurance	61,656	59,830
Premises and equipment, net	49,218	52,594
Federal Home Loan Bank stock, at cost	17,591	14,209
Deferred tax asset, net	16,485	25,595
Other assets	24,037	22,183
Total other assets	$178,328	$184,854

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,576 and $3,243 at December 31, 2015 and 2014, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

5. Other Assets (continued)

Premises and equipment are summarized as follows:	December 31
	2015	2014
Land and land improvements	$16,500	$17,782
Office buildings	54,168	57,864
Furniture and equipment	19,317	18,830
Leasehold improvements	1,145	1,191
Total cost	91,130	95,667
Accumulated depreciation and amortization	(41,912)	(43,073)
Total premises and equipment, net	$49,218	$52,594

The Company leases various branch offices, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2032. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2014:

Amount
2016	$905
2017	598
2018	569
2019	578
2020	528
Thereafter	2,292
Total	$5,470

Rent expense was $996, $927, and $955, in 2015, 2014, and 2013, respectively.

6. Deposits Liabilities

Deposit liabilities are summarized as follows:

	December 31
	2015	2014
Checking accounts:
Non-interest-bearing	$213,761	$187,852
Interest-bearing	277,606	253,595
Total checking accounts	491,367	441,447
Money market accounts	542,020	532,705
Savings accounts	217,633	220,557
Certificate of deposits:
Due within one year	282,584	383,814
After one but within two years	182,599	66,586
After two but within three years	61,806	48,328
After three but within four years	15,373	10,401
After four but within five years	2,209	14,918
Total certificates of deposit	544,571	524,047
Total deposit liabilities	$1,795,591	$1,718,756

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

6. Deposits Liabilities (continued)

The aggregate amount of certificate accounts with balances of one hundred thousand dollars or more was $167,782 and $142,141 at December 31, 2015 and 2014, respectively.

Interest expense on deposits was as follows:

	Year Ended December 31
	2015	2014	2013
Interest-bearing checking accounts	$30	$30	$32
Money market accounts	702	735	694
Savings accounts	46	55	62
Certificate of deposits	3,993	3,864	7,537
Total interest expense on deposit liabilities	$4,771	$4,684	$8,325

7. Borrowings

Borrowings consist of the following:

	December 31, 2015		December 31, 2014
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$130,000	0.16%	$42,800	0.13%
FHLB term advances maturing in:
2015	–		18,450	0.79
2016	75,950	0.63	48,450	0.82
2017	56,183	1.20	32,765	1.50
2018	34,607	2.18	37,293	2.16
2019	19,127	2.98	19,307	3.00
2020	26,853	3.62	27,248	3.64
2021 and thereafter	29,655	3.65	30,156	3.67
Total borrowings	$372,375	1.27%	$256,469	1.78%

All of the Company’s FHLB advances are subject to prepayment penalties if voluntarily repaid prior to their stated maturity.

As discussed in Note 13, “Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments,” the Company has entered into cash flow hedges using interest rate swaps to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. Two advances maturing in January 2016 of $10,000 each have corresponding pay-fixed interest rate swaps that mature in 2018 and 2019, respectively. Although these advances have stated interest rates of 0.25%, they have effective interest rates including the impact of the interest rate swaps of 1.20% and 1.46%, respectively. However, these advances have been included in the table, above, at their contractual rates and maturities. If they had been included in the table at their hedge-adjusted rates and maturities, the advances reported as maturing in 2018 and 2019 would have each been $10,000 higher and the weighted average rates for those maturity years would have been 1.96% and 2.46% as of December 31, 2015, respectively. Furthermore, the weighted average rate reported for total borrowings would have been 1.33% as of the same date. Finally, these borrowings were included in the amount reported as net increase in short-term borrowings in the Company’s Audited Consolidated Statement of Cash Flows for the year ended December 31, 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

7. Borrowings (continued)

The Company is required to pledge certain unencumbered mortgage loans and mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Advances are also collateralized by the shares of capital stock of the FHLB of Chicago that are owned by the Company. The Company’s borrowings at the FHLB of Chicago are limited to the lesser of: (i) 35% of total assets; (ii) 22.2 times the FHLB of Chicago capital stock owned by the Company; or (iii) the total of 80% of the book value of one- to four-family mortgage loans, 72% of the book value of certain multi-family mortgage loans, 51% of the book value of certain home equity loans, and 98% of the fair value of certain mortgage-related securities.

8. Shareholders’ Equity

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies and as defined in applicable regulations. Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by federal regulation to ensure capital adequacy require the Company and Bank to maintain minimum capital amounts and ratios as shown in the following table and as defined in the applicable regulations. Management believes, as of December 31, 2015, that the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated. However, it should be noted that the Company was not subject to regulatory capital regulations prior to January 1, 2015, nor was the Bank subject to a common equity tangible Tier 1 (“CET1”) capital requirement prior to that same date. Furthermore, effective January 1, 2015, new regulatory capital adequacy requirements became effective which changed the inputs and methodology for computing the total capital, Tier 1 capital, and Tier 1 leverage capital ratios after that date.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

8. Shareholders’ Equity (continued)

The Company and Bank’s actual and required regulatory capital amounts and ratios as of December 31, 2015 and 2014, are presented in the following table, as applicable:

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
At the Company:
Total risk-weighted capital	$296,709	15.83%	$149,922	8.00%	$187,402	10.00%
Tier 1 risk-weighted capital	279,068	14.89	112,441	6.00	149,922	8.00
CET1 risk-weighted capital	279,068	14.89	84,331	4.50	121,811	6.50
Tier 1 leverage capital	279,068	11.37	98,197	4.00	122,747	5.00
At the Bank:
Total risk-weighted capital	$272,568	14.55%	$149,900	8.00%	$187,375	10.00%
Tier 1 risk-weighted capital	254,927	13.61	112,425	6.00	149,900	8.00
CET1 risk-weighted capital	254,927	13.61	84,319	4.50	121,794	6.50
Tier 1 leverage capital	254,927	10.48	97,328	4.00	121,660	5.00

As of December 31, 2014
At the Bank:
Total risk-weighted capital	$285,406	18.19%	$125,489	8.00%	$156,861	10.00%
Tier 1 risk-weighted capital	265,765	16.94	62,744	4.00	94,117	6.00
Tier 1 leverage capital	265,765	11.44	92,957	4.00	116,197	5.00

The following table presents reconciliations of the Company and the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	December 31, 2015		December 31, 2014
	Total Risk- Weighted	Tier 1 and CET1	Total Risk- Weighted	Tier 1
Total equity including non-controlling interest according to the Bank’s records	$254,200	$254,200	$265,948	$265,948
Net unrealized gain on securities available for sale, net of taxes	(724)	(724)	(3,430)	(3,430)
Net unrealized loss and net prior service costs for defined pension plans, net of taxes	10,089	10,089	14,566	14,566
Deposit-based intangible, net of taxes	–	–	(70)	(70)
Investment in “non-includable” subsidiaries	(3,023)	(3,023)	(3,249)	(3,249)
Disallowed deferred tax assets	(5,615)	(5,615)	(8,000)	(8,000)
Allowance for loan losses, as limited	17,641	–	19,641	–
Regulatory capital at the Bank	272,568	254,927	$285,406	$265,765
Additional retained earnings at the Company	25,194	25,194
Additional disallowed deferred tax asset at the Company	(1,053)	(1,053)
Regulatory capital at the Company	$296,709	$279,068

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

8. Shareholders’ Equity (continued)

The following table summarizes the components of accumulated other comprehensive loss, net of related income tax effects, as of the dates shown:

	December 31
	2015	2014
Net unrealized gain on securities available-for-sale	$724	$3,430
Qualified and supplemental defined benefit plans	(10,011)	(14,458)
Other post-retirement benefit plans	(78)	(108)
Accumulated other comprehensive loss	$(9,365)	$(11,136)

9. Earnings Per Share

The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year Ended December 31
	2015	2014	2013
Basic earnings per share:
Net income	$14,177	$14,665	$10,796
Weighted-average shares outstanding	45,614,877	46,123,884	46,204,917
Vested restricted shares during the period	63,707	40,146	25,710
Basic shares outstanding	45,678,584	46,164,030	46,230,627
Basic earnings per share	$0.31	$0.32	$0.23

Diluted earnings per share:
Net income	$14,177	$14,665	$10,796
Weighted-average shares outstanding used in basic earnings per share	45,678,584	46,164,030	46,230,627
Net dilutive effect of:
Stock option shares	352,645	251,949	162,239
Non-vested restricted shares	32,580	29,319	30,725
Diluted shares outstanding	46,063,809	46,445,298	46,423,591
Diluted earnings per share	$0.31	$0.31	$0.23

The Company had stock options for 309,700, 438,000, and 1,778,000 shares outstanding at December 31, 2015, 2014, and 2013, respectively, which were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted-average exercise prices of $8.32, $7.81, and $10.53, as of those same dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $807 in 2015, $930 in 2014, and $206 in 2013.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

In 2013 the Company froze the benefits of participants in the qualified defined benefit pension plan that had less than 20 years of service. This change also resulted in the future benefits under the Company’s supplemental defined benefit pension plan being effectively frozen. In addition, in 2015 the Company froze the benefits of the remaining participants in the qualified defined benefit pension plan. These actions resulted in curtailment gains in the qualified plan in 2013 and 2015, which reduced the projected benefit obligation and the unrecognized loss by $2,395 and $1,023 in those years, respectively. These amounts were also recognized through accumulated other comprehensive income in 2013 and 2015, respectively.

The changes in plan assets and benefit obligations at December 31, 2015 and 2014, are presented in the following table.

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$50,161	$49,256	–	–
Actual return on plan assets	663	2,684	–	–
Employer contributions	10,000	–	$1,018	$1,097
Benefits paid	(2,175)	(1,779)	(1,018)	(1,097)
Fair value of plan assets at end of year	$58,649	50,161	–	–
Change in benefit obligation:
Benefit obligation at beginning of year	71,759	57,854	11,114	10,183
Service cost	966	897	–	–
Interest cost	2,640	2,668	398	453
Actuarial loss (gain)	(6,119)	12,119	159	1,575
Curtailment gain on plan amendment	(1,023)	–	–	–
Benefits paid	(2,175)	(1,779)	(1,018)	(1,097)
Benefit obligation at end of year	66,048	71,759	10,653	11,114
Funded status at the end of the year	$(7,399)	$(21,598)	$(10,653)	$(11,114)

The underfunded status of the qualified and supplemental pension plans at December 31, 2015, are recognized in the Consolidated Statement of Financial Condition as accrued pension liability, which is included as a component of other liabilities.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The following tables summarize the changes in pension plan assets and benefit obligations recognized in accumulated other comprehensive loss, net of related income tax effect, for the periods indicated:

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2015	2014	2015	2014
Balance in accumulated other comprehensive loss at the beginning of year	$(12,856)	$(5,857)	$(1,602)	$(661)
Change in unrecognized loss recorded in other comprehensive income	4,494	(6,999)	(47)	(941)
Balance in accumulated other comprehensive loss at the end of year	$(8,362)	$(12,856)	$(1,649)	$(1,602)

All period-end balances in the table for the qualified pension plan and supplemental pension plan consisted of unrecognized loss.

The estimated net of tax costs that will be amortized from accumulated other comprehensive income into net periodic cost in 2016 is $1,278 for the qualified plan. The accumulated benefit obligations for the qualified defined benefit pension plan were $66,047 at December 31, 2015, and $70,163 at December 31, 2014.

The assumptions used to determine the benefit obligations as of December 31 is as follows:

	2015	2014
Discount rate qualified plan	4.13%	3.74%
Discount rate supplemental plan	3.66	3.74
Rate of increase in compensation levels (both plans)	3.00	3.00
Expected long-term rate of return on plan assets (qualified plan)	6.00	6.00

The assumptions used to determine the net cost for the years ended December 31 is as follows:

	2015	2014	2013
Discount rate (both plans)	3.74%	4.70%	3.70%
Rate of increase in compensation levels (both plans)	3.00	3.00	3.00
Expected long-term rate of return on plan assets (qualified plan)	6.00	6.00	6.50

The expected long-term rate of return was estimated using a combination of the historical and expected rate of return for immediate participation guarantee contracts, which is the primary asset of the qualified plan.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

Using an actuarial measurement date of December 31, 2015, 2014, and 2013, components of net periodic benefit cost follow:

	2015	2014	2013
Qualified pension plan:
Interest cost	$2,640	$2,668	$2,300
Service cost	966	897	3,081
Expected return on plan assets	(2,939)	(2,891)	(3,297)
Amortization of net loss	2,623	661	1,732
Net periodic cost	$3,290	$1,335	$3,816
Supplemental pension plan:
Interest cost	$398	$453	$388
Service cost	–	–	160
Amortization of prior service cost	–	–	44
Amortization of net loss from earlier periods	91	6	368
Net periodic cost	$489	$459	$960

At December 31, 2015, the projected benefit payments for each of the plans are as follows:

	Qualified Pension Plan	Supplemental Pension Plan	Total
2016	$2,519	$909	$3,428
2017	2,740	848	3,588
2018	2,958	809	3,767
2019	3,148	786	3,934
2020	3,353	771	4,124
2021 – 2025	19,058	3,627	22,685
Total	$33,776	$7,750	$41,526

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The following tables summarize the fair value of the Company’s qualified pension plan assets as of the dates indicated:

	December 31, 2015
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market funds	$10,406	–	$10,406	–
Equity security	891	$891	–	–
Immediate participation guarantee contract	47,352	–	–	$47,352
Total	$58,649	$891	$10,406	$47,352

	December 31, 2014
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market funds	$385	–	$385	–
Equity security	1,135	$1,135	–	–
Immediate participation guarantee contract	48,641	–	–	$48,641
Total	$50,161	$1,135	$385	$48,641

The plan’s investment objective is to minimize risk. The assets of the qualified pension plan are concentrated in a group annuity contract issued by a life insurance company. Pension plan contributions are maintained in the general account of the insurance company, which invests primarily in corporate and government notes and bonds with ten to fifteen years to maturity. The group annuity contract is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations and considering the credit worthiness of the issuer.

The equity securities are shares of stock issued by the life insurance company when it demutualized. This investment is valued at the closing price reported in the active market in which the security is traded. The money market funds, invest in short-term U.S. government securities. The funds are not traded in an active market.

The following table presents a summary of the changes in the fair value of the pension plan’s Level 3 asset during the periods indicated. As noted above, the Company’s Level 3 asset consists entirely of a group annuity contract issued by an insurance company.

	2015	2014
Fair value at the beginning of the period	$48,641	$47,729
Actual return on plan assets	886	2,691
Employer contribution	–	–
Benefits paid	(2,175)	(1,773)
Fair value at the end of the period	$47,352	$48,641

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

December 31, 2015

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The liabilities related to these plans were $4,280 and $4,258 at December 31, 2015 and 2014 respectively. The net expense related to these plans for the years ended December 31, 2015, 2014, and 2013 was $183, $839, and $199, respectively.

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

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan may vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of December 31, 2015, 2,689,700 shares remain available for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the shares. The amount amortized to expense was $737, $376, and $237 in 2015, 2014, and 2013, respectively. Outstanding non-vested restricted stock grants had a fair value of $2,006 and an unamortized cost of $1,628 at December 31, 2015. The cost of these shares is expected to be recognized over a weighted-average period of 1.2 years.

The Company recorded stock option compensation expenses of $412, $465, and $301 for 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $663 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.2 years.

The following schedule reflects activity in the Company’s vested and non-vested stock options and related weighted-average exercise prices for the periods indicated.

	Year Ended December 31
	2015		2014		2013
	Stock Options	Weighted- Average Exercise	Stock Options	Weighted- Average Exercise	Stock Options	Weighted- Average Exercise
Outstanding at beginning of year	1,631,000	$5.3032	2,955,000	$8.0742	2,671,000	$8.4711
Granted	44,000	6.7780	276,000	6.9653	352,000	4.9439
Exercised	(177,700)	4.5579	(4,000)	5.0500	(18,200)	4.7764
Forfeited	(75,800)	5.2706	(60,000)	11.9737	(49,800)	8.4373
Expired	–	–	(1,536,000)	10.6730	–	–
Outstanding at end of year	1,421,500	$5.4378	1,631,000	$5.3032	2,955,000	$8.0742

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

11. Stock-Based Benefit Plans (continued)

The following table provides additional information regarding the Company’s outstanding options as of December 31, 2015.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	2.3	–	–	32,000	–
$12.025	2.6	–	–	50,000	–
$7.226	4.3	–	–	50,000	$29
$4.740	5.0	–	–	70,000	214
$5.050	5.0	58,400	$161	229,600	631
$4.300	5.2	5,000	18	20,000	70
$3.720	5.6	2,500	10	10,000	41
$3.390	6.0	130,000	573	183,000	807
$3.800	6.3	4,000	16	6,000	24
$4.820	7.1	145,800	434	100,000	298
$5.360	7.3	12,000	29	8,000	20
$5.700	7.4	12,000	25	8,000	17
$6.340	7.6	6,000	9	4,000	6
$7.170	8.1	148,800	94	39,900	25
$6.010	8.3	6,000	11	1,500	3
$5.8500	8.4	13,333	26	6,667	13
$6.1000	8.6	13,333	23	6,667	11
$6.7000	9.1	32,000	35	–	–
$7.1900	9.6	7,000	4	–	–
Total		596,166	$1,468	825,334	$2,209
Weighted-average remaining contractual life		7.1 years		5.5 years
Weighted-average exercise price		$5.3377		$5.5100

The total intrinsic value of options exercised was $459, $5, and $25 in 2015, 2014, and 2013, respectively. The weighted-average grant date fair value of non-vested options at December 31, 2015, was $1.54 per share. In 2015 75,800 non-vested options were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 44,000 options granted during 2015: risk free interest rate of 1.81%, dividend yield of 2.45%, expected stock volatility of 33.5%, and expected term to exercise of 7.5 years. The following weighted-average assumptions were used to value 276,000 options granted during 2014: risk free interest rate of 2.37%, dividend yield of 1.82%, expected stock volatility of 32%, and expected term to exercise of 7.5 years.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

11. Stock-Based Benefit Plans (continued)

The following weighted-average assumptions were used to value 352,000 options granted during 2013: risk free interest rate of 1.28%, dividend yield of 1.67%, expected stock volatility of 30%, and expected term to exercise of 7.5 years.

12. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2012 and 2011, respectively. If any interest and/or penalties would be imposed by an appropriate taxing authority, the Company would report the interest component as a reduction of income before income taxes and would report penalties through income tax expense. The Company had no material uncertain tax positions and had not recorded a liability for unrecognized tax benefits as of or during the three years ended December 31, 2015.

The Company’s provision for income taxes consists of the following for the periods indicated:

	Year Ended December 31
	2015	2014	2013
Current income tax expense:
Federal	$201	$476	$487
State	6	824	8
Current income tax expense	207	1,300	495
Deferred income tax expense:
Federal	6,450	5,888	4,077
State	1,678	1,662	1,130
Deferred income tax expense	8,128	7,550	5,207
Income tax expense	$8,335	$8,850	$5,702

Income tax expense differs from the provision computed at the federal statutory corporate rate as follows:

	Year Ended December 31
	2015	2014	2013
Income before income taxes	$22,512	$23,504	$16,450
Tax expense at federal statutory rate	$7,879	$8,230	$5,774
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,095	1,095	741
Bank-owned life insurance	(654)	(977)	(835)
State income tax settlement, net of federal benefit	–	518	–
Other	15	(16)	22
Income tax expense	$8,335	$8,850	$5,702

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

12. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2015	2014
Deferred tax assets:
Pension	$7,407	$13,309
Loan loss reserves	7,082	8,947
State net operating losses	3,532	3,986
Federal net operating losses and AMT credits	3,136	5,550
Deferred compensation	1,766	1,807
Non-deductible losses on foreclosed real estate	1,431	1,775
Restricted stock amortization	458	287
Other-than-temporary impairment of investment securities	237	297
Other	1,317	778
Total deferred tax assets	26,366	36,736
Deferred tax liabilities:
Mortgage servicing rights	2,892	3,157
Purchase accounting adjustments	2,575	2,699
Property and equipment depreciation	2,395	1,330
FHLB stock dividends	1,200	1,200
Unrealized gain on investment securities	483	2,297
Other	336	458
Total deferred tax liabilities	9,881	11,141
Net deferred tax asset	$16,485	$25,595

As of December 31, 2015, the Company had $2,705 and $68,262 in net operating loss carryovers for federal and state income tax purposes, respectively, and $2,189 in federal AMT credit carryovers available to offset against future income. The net operating loss carryovers expire in various years through 2031 if unused. The AMT credit carryovers have no expiration date.

13. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments

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

December 31, 2015

(Dollars in thousands, except share and per share amounts)

13. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

Off-balance sheet financial instruments or obligations that represent exposure to credit risk under commitments to extend credit are summarized in the following table as of the dates indicated:

	December 31
	2015	2014
Unused commercial lines of credit	$146,183	$104,406
Commercial loans	6,772	4,609
Standby letters of credit	4,458	3,774
Real estate loan commitments:
Fixed rate	36,921	33,040
Adjustable rate	308,173	216,714
Unused consumer lines of credit	164,989	165,600

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses IRLCs and forward commitments to sell loans to manage interest rate risk associated with its loan sales activities, both of which are considered to be free-standing derivative financial instruments under GAAP. Changes in the fair value of these free-standing derivative instruments are recognized currently through earnings. As of December 31, 2015 and 2014, net unrealized gains of $94 and $84, respectively, were included in net gain on loan sales activities on these free-standing derivative instruments. These amounts were exclusive of net unrealized gains of $74 and $117 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are free-standing derivative instruments under GAAP. As such, changes in the fair value of these free-standing derivative instruments are recognized currently through earnings. During the years ended December 31, 2015 and 2014, net unrealized gains of $3,353 and $1,559, respectively, and net unrecognized losses of $3,353 and $1,559, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

Beginning in 2015 the Company also entered into interest rate swap arrangements to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. These interest rate swaps were designated as forecasted transaction cash flow hedges by management (refer to Note 7, “Borrowings”). As such, the effective portion of the change in the fair value of these derivatives is recorded in other comprehensive income and the ineffective portion was recorded in interest expense. During the year ended December 31, 2015, there was no net unrealized gain or loss related to interest rate swaps recorded in other comprehensive income. The ineffective portion of this hedge was immaterial in 2015 and was recorded in interest expense.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

13. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

The following table summarizes the Company’s derivative financial instruments as of the dates indicated.

	December 31, 2015		December 31 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$7,961	$166	$7,219	$142
Forward commitments to sell loans	9,543	(72)	7,415	(58)
Embedded derivatives on commercial loans	23,559	705	23,985	649
Receive-fixed interest rate swaps	82,780	2,648	20,144	910
Pay-fixed interest rate swaps	126,339	(3,353)	44,129	(1,559)
Net unrealized gains		$94		$84

The unrealized gains shown in the preceding table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

14. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the years ended December 31, 2015 and 2014.

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

December 31, 2015

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of December 31, 2015:

	Weighted- Average	Range
Loan size	$117	$1-$417
Contractual interest rate	3.74%	2.00%-7.10%
Constant prepayment rate (“CPR”)	8.37%	1.45%-19.44%
Remaining maturity in months	222	3-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.80%	9.75%-11.50%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at December 31, 2015 or 2014, and as there was no valuation allowance as of either of those dates.

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

December 31, 2015

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

Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments Commitments to extend credit that are not IRLCs generally carry variable rates of interest. As such, the fair value of these instruments is not material. The Company considers the fair value of these instruments to be Level 2 in the fair value hierarchy. The carrying value of IRLCs, forward commitments to sell loans, interest rate swaps and embedded derivatives is equal to their fair value. For IRLCs and forward commitments, the fair value is the difference between the current market prices for securities collateralized by similar loans and the notional amounts of the IRLCs and forward commitments. The fair value of the Company’s interest rate swaps and embedded derivatives is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance or credit risk component. The Company considers the fair value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives to be Level 2 in the fair value hierarchy.

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the dates indicated.

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$44,501	$44,501	$46,177	$46,177
Mortgage related securities available-for-sale	407,874	407,874	321,883	321,883
Mortgage related securities held-to-maturity	120,891	121,641	132,525	134,117
Loans held-for-sale	3,350	3,350	3,837	3,837
Loans receivable, net	1,740,018	1,751,670	1,631,303	1,653,170
Mortgage servicing rights, net	7,205	9,455	7,867	9,550
Federal Home Loan Bank stock	17,591	17,591	14,209	14,209
Accrued interest receivable	6,035	6,035	5,775	5,775
Deposit liabilities	1,795,591	1,786,934	1,718,756	1,620,375
Borrowings	372,375	378,266	256,469	264,659
Advance payments by borrowers	3,382	3,382	4,742	4,742
Accrued interest payable	1,091	1,091	492	492
Unrealized gain (loss) on:
Interest rate lock commitments on loans	166	166	142	142
Forward commitments to sell loans	(72)	(72)	(58)	(58)
Embedded derivatives on commercial loans	705	705	649	649
Receive-fixed interest rate swaps	2,648	2,648	910	910
Pay-fixed interest rate swaps	(3,353)	(3,353)	(1,559)	(1,559)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

14. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,350	–	$3,350
Mortgage-related securities available-for-sale	–	407,874	–	407,874
Total	–	$411,224	–	$411,224

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,837	–	$3,837
Mortgage-related securities available-for-sale	–	321,883	–	321,883
Total	–	$325,720	–	$325,720

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At December 31, 2015, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 6% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $535 was recorded for loans with a recorded investment of $37,119 at December 31, 2015. These amounts were $904 and $45,425 at December 31, 2014, respectively. Provision for loan losses related to these loans was $535 and $316 in 2015 and 2014, respectively.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of December 31, 2015, $2,794 in foreclosed properties were valued at collateral value compared to $4,311 at December 31, 2014. Losses of $330 and $856 related to these foreclosed properties valued at collateral value were recorded during the twelve months ended December 31, 2015 and 2014, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements

STATEMENT OF FINANCIAL CONDITION

	December 31
	2015	2014

Assets
Cash and cash equivalents	$23,873	$17,553
Investment in subsidiary	254,200	262,175
Other assets	1,321	989

Total assets	$279,394	$280,717

Liabilities and shareholders’ equity

Total liabilities	–	–
Shareholders’ equity:
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2015 and 2014 Issued–78,783,849 shares in 2015 and 2014 Outstanding–45,443,548 shares in 2015 and 46,568,284 shares in 2014	$788	$788
Additional paid-in capital	486,273	488,467
Retained earnings	164,482	159,065
Accumulated other comprehensive loss	(9,365)	(11,136)
Treasury stock–33,340,301 shares in 2015 and 32,215,565 shares in 2014	(362,784)	(356,467)
Total shareholders’ equity	279,394	280,717

Total liabilities and shareholders’ equity	$279,394	$280,717

STATEMENT OF INCOME

	Year Ended December 31
	2015	2014	2013
Total income	$34	$20	$9
Total expenses	833	974	836
Loss before income taxes	(799)	(954)	(827)
Income tax benefit	(318)	(377)	(323)
Loss before equity in earnings of subsidiary	(481)	(577)	(504)
Equity in earnings of subsidiary	14,658	15,242	11,300

Net income	$14,177	$14,665	$10,796

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements (continued)

STATEMENT OF TOTAL COMPREHENSIVE INCOME

	Year Ended December 31
	2015	2014	2013
Net income	$14,177	$14,665	$10,796
Other comprehensive income (loss), net of income taxes:
Defined benefit pension plans:
Unrecognized gain (loss) and net prior service costs, net of deferred income taxes of $2,576 in 2015, $(5,328) in 2014, and $2,058 in 2013	3,863	(7,992)	3,086
Curtailment gain on plan amendment, net of deferred income taxes of $409 in 2015 and $958 in 2013	614	–	1,437
	4,477	(7,992)	4,523
Unrealized holding gains:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(1,815) in 2015, $(512) in 2014, and $(1,424) in 2013	(2,706)	(764)	(2,125)
Reclassification adjustment for gain on securities included in income, net of income taxes of $(41)	–	(61)	–
	(2,706)	(825)	(2,125)
Total other comprehensive income (loss), net of income taxes	1,771	(8,817)	2,398

Total comprehensive income	$15,948	$5,848	$13,194

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements (continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31
	2015	2014	2013
Operating activities:
Net income	$14,177	$14,665	$10,796
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(14,658)	(15,242)	(11,300)
Stock-based compensation	130	163	85
Other operating activities	(310)	(434)	1,467
Net cash provided (used) by operating activities	(661)	(848)	1,048
Investing activities:
Dividends from Bank subsidiary	24,852	14,063	10,920
Other investing activities	–	–	230
Net cash provided by investing activities	24,852	14,063	11,150
Financing activities:
Cash dividends	(8,760)	(6,984)	(4,643)
Purchases of treasury stock	(10,545)	–	–
Proceeds from exercise of stock options	730	20	87
Other financing activities	704	376	–
Net cash used in financing activities	(17,871)	(6,588)	(4,556)
Increase in cash and cash equivalents	6,320	6,627	7,642
Cash and cash equivalents at beginning of year	17,553	10,926	3,284

Cash and cash equivalents at end of year	$23,873	$17,553	$10,926

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that the disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment and those criteria, management believes that as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bank Mutual Corporation

Milwaukee, Wisconsin

We have audited the internal control over financial reporting of Bank Mutual Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated March 7, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 7, 2016

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Information in response to this item is incorporated herein by reference to “Election of Directors and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 2, 2016 (the “2016 Annual Meeting Proxy Statement”).

The following table lists the executive officers of the Company and the Bank as of March 4, 2016.

Name and Age	Officers and Positions with the Company and the Bank (1)	Executive Officer Since

David A. Baumgarten, 65	Chief Executive Officer since 2013 and President since 2010; previously, Executive Vice President – Regional Banking of Associated Banc-Corp	2010
Michael W. Dosland, 56	Senior Vice President and Chief Financial Officer; Principal Financial Officer of the Company (2)	2008
James P. Carter, 58	Vice President and Secretary of the Company; Vice President Corporate Counsel of the Bank	2009
Richard L. Schroeder, 58	Vice President – Controller; Principal Accounting Officer of the Company,	2009

	Officers and Positions with the Bank (1)

Joseph W. Fikejs, 45	Senior Vice President and Chief Operating Officer since 2015; previously, Vice President of Finance and Operations of Bergstrom Corporation from 2010 to 2015, and previously Director of Commercial Sales and Support of Associated Banc-Corp	2015
Gregory A. Larson, 61	Senior Vice President – Director of Commercial Banking since 2010; previously, Senior Vice President/Group Manager – Commercial Banking of Associated Bank, N.A.	2011
Patrick W. Lawton, 53	Senior Vice President – Investment Real Estate since 2013; formerly Senior Vice President – Real Estate of BMO Harris Bank (M&I Bank)	2014
Christopher L. Mayne, 51	Senior Vice President – Chief Credit Officer since 2011; previously, Senior Vice President – Senior Credit Officer for Middle Market Lending of Associated Bank, N.A.	2011
Daniel J. Mekemson, 71	Senior Vice President – Residential Lending since 2013; previously, President of Mekemson Consulting Services	2014
Terri M. Pfarr, 55	Senior Vice President – Human Resources since 2014, and its Vice President – Human Resources since 2013; formerly Director of Human Resources for ACC Holding, Inc.	2014
Kimberlie D. Weekley, 45	Senior Vice President, Director of Retail Banking and Sales since 2014; previously, Vice President – Market Manager of BMO Harris Bank (M&I Bank)	2014

(1)	Excluding directorships and executive positions with the Bank’s subsidiaries, which positions do not constitute a substantial part of the officers’ duties. Includes other positions held in the past five years, if the individuals have not held their current positions for that entire period.
(2)	Mr. Dosland was President and Chief Executive Officer of Vantus Bank and First Federal Bankshares from 2006 to August 2008. In September 2009, Vantus Bank was closed by the Office of Thrift Supervision, and the FDIC was appointed as Vantus’ receiver. Those events occurred more than one year after Mr. Dosland left his positions with Vantus Bank.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Directors' Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Risk Management and Compensation” in the 2016 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2016 Annual Meeting Proxy Statement.

The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
2004 Stock Incentive Plan approved by shareholders	1,335,000	$5.3790	None
2014 Incentive Compensation Plan approved by shareholders	86,500	6.3446	2,689,700
Equity compensation plans not approved by security holders	None	None	None

Total	1,421,500	$5.4378	2,689,700

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees” and “Certain Transactions and Relationships with the Company” in the 2016 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2016 Annual Meeting Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the Report:

1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of the Company and subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data”:

•	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements.

•	Consolidated Statements of Financial Condition—As of December 31, 2015 and 2014.

•	Consolidated Statements of Income—Years Ended December 31, 2015, 2014, and 2013.

•	Consolidated Statements of Total Comprehensive Income—Years Ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Equity—Years Ended December 31, 2015, 2014, and 2013.

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2015, 2014, and 2013.

•	Notes to Consolidated Financial Statements.

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

March 7, 2016

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

/s/ Richard A. Brown
Richard A. Brown, Director

* Each of the above signatures is affixed as of March 7, 2016.

BANK MUTUAL CORPORATION

(“Bank Mutual Corporation” or the “Company”)

Commission File No. 000-32107

EXHIBIT INDEX
TO
2015 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2015:

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company's Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

10.2*	Bank Mutual Corporation Outside Directors’ Retirement Plan	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

10.3*	Mutual Savings Bank Executive Excess Benefit Plan **	Exhibit 10.3 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.4*	Agreement regarding deferred compensation dated May 16, 1988 between Mutual Savings Bank and Michael T. Crowley, Sr.	Exhibit 10.4 to 2000 S-1

10.5(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (in effect only as to post-retirement matters)	Exhibit 10.5(a) to 2000 S-1

10.5(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.6*	Form of Employment Agreement (with Messrs.Dosland, Larson, Lawton, Mayne, and certain other executive officers; continuing through 2016)	Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”)

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.7*	Employment Agreement of Mr. Baumgarten with Bank Mutual dated as of April 5, 2010 (continuing through 2017)	Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2010

10.8(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

10.8(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.9(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan (superseded)	Appendix A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.9(b)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Director Stock Option Agreement (superseded)	Exhibit 10.1(b) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

10.9(b)(ii)*	2011 updated Form of Bank Mutual Corporation Director Stock Option Agreement (superseded)	Exhibit 10.11(b)(ii) to the 2010 10-K

10.9(c)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.1(c ) to the 6/30/04 10-Q

10.9(c)(ii)*	2010 updated Form of Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.11(c )(ii) to the 2010 10-K

10.9(c)(iii)*	2012 alternate Form of Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.10(c)(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”)

10.9(d)(i)*	Form of Bank Mutual Corporation Officers Management Recognition Award—2011 (superseded)	Exhibit 10.11(e)(ii) to the 2010 10-K

10.9(d)(ii)*	Form of Bank Mutual Corporation Officers Management Recognition Award—2012 (superseded)	Exhibit 10.10(e)(iii) to the 2011 10-K

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.10(a)*	Bank Mutual Corporation 2014 Incentive Compensation Plan (the “2014 Plan”)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (“3/31/14 10-Q”)
Forms of Award Agreements under 2014 Plan:
10.10(b)*	Form of Incentive Stock Option Agreement (standard)	Exhibit 10.2(a) to 3/31/14 10-Q
10.10(c)*	Form of Incentive Stock Option Agreement (for Mr. Baumgarten)	Exhibit 10.2(b) to 3/31/14 10-Q
10.10(d)*	Form of Director Stock Option Agreement	Exhibit 10.2(c) to 3/31/14 10-Q
10.10(e)*	Form of Restricted Stock award (standard)	Exhibit 10.2(d) to 3/31/14 10-Q
10.10(f)*	Form of Restricted Stock Award (for Mr. Baumgarten)	Exhibit 10.2(e) to 3/31/14 10-Q
10.10(g)*	Form of Restricted Stock Award (for directors)	Exhibit 10.2(f) to 3/31/14 10-Q

10.11(a)*	Bank Mutual Corporation Management Incentive Plan (superceded)	Exhibit 10.11(b) to the 2011 10-K

10.11(b)*	Bank Mutual Corporation Management Incentive Compensation Plan (2016) ***		X

10.12	Agreement dated February 22, 2016 among the Company and Clover Partners, L.P. MHC Mutual Conversion Fund, L.P., Clover Investment, L.L.C., and Johnny Guerry	Exhibit 10.1 to the Company’s Report on Form 8-K dated February 22, 2016

21.1	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

101	The following materials are provided from Bank Mutual Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Mutual Savings Bank is now known as “Bank Mutual.”
***	Reflects non-material changes from the prior version pursuant to the 2014 Plan.

