Form 10-Q
period 2016-03-31
BANK MUTUAL CORP
filed 2016-05-03
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36528

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes    ☐          No    ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,551,180 shares, at May 2, 2016.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	March 31	December 31
	2016	2015
	(Dollars in thousands)
Assets
Cash and due from banks	$22,420	$27,971
Interest-earning deposits	7,758	16,530
Cash and cash equivalents	30,178	44,501
Mortgage-related securities available-for-sale, at fair value	414,344	407,874
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $114,091 in 2016 and $121,641 in 2015)	111,043	120,891
Loans held-for-sale	3,999	3,350
Loans receivable (net of allowance for loan losses of $16,984 in 2016 and $17,641 in 2015)	1,787,292	1,740,018
Mortgage servicing rights, net	6,978	7,205
Other assets	179,537	178,328

Total assets	$2,533,371	$2,502,167

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$1,810,025	$1,795,591
Borrowings	377,841	372,375
Advance payments by borrowers for taxes and insurance	12,547	3,382
Other liabilities	48,715	51,425
Total liabilities	2,249,128	2,222,773
Shareholders’ equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2016 and 2015
Issued and outstanding–none in 2016 and 2015	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2016 and 2015
Issued–78,783,849 shares in 2016 and 2015
Outstanding–45,575,567 shares in 2016 and 45,443,548 in 2015	788	788
Additional paid-in capital	484,956	486,273
Retained earnings	166,677	164,482
Accumulated other comprehensive loss	(7,044)	(9,365)
Treasury stock–33,208,282 shares in 2016 and 33,340,301 in 2015	(361,134)	(362,784)
Total shareholders’ equity	284,243	279,394

Total liabilities and shareholders’ equity	$2,533,371	$2,502,167

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Loans	$16,936	$16,517
Mortgage-related securities	3,261	2,842
Investment securities	102	47
Interest-earning deposits	8	4
Total interest income	20,307	19,410
Interest expense:
Deposit liabilities	1,405	1,094
Borrowings	1,254	1,152
Total interest expense	2,659	2,246
Net interest income	17,648	17,164
Recovery of loan losses	(573)	(964)
Net interest income after recovery of loan losses	18,221	18,128
Non-interest income:
Deposit-related fees and charges	2,765	2,803
Loan-related fees	1,258	437
Brokerage and insurance commissions	867	1,166
Mortgage banking revenue, net	825	866
Income from bank-owned life insurance (“BOLI”)	464	469
Loss on real estate held for investment	–	(320)
Other non-interest income	66	125
Total non-interest income	6,245	5,546
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,467	11,164
Occupancy, equipment, and data processing costs	3,532	3,800
Advertising and marketing	585	312
Federal insurance premiums	422	370
Losses and expenses on foreclosed real estate, net	42	145
Other non-interest expense	2,369	2,266
Total non-interest expense	17,417	18,057
Income before income taxes	7,049	5,617
Income tax expense	2,576	2,064

Net income	$4,473	$3,553

Per share data:
Earnings per share–basic	$0.10	$0.08
Earnings per share–diluted	$0.10	$0.08
Cash dividends per share paid	$0.05	$0.04

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)

Net income	$4,473	$3,553
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $1,627 in 2016 and $417 in 2015	2,428	623
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $(105)	(158)	–
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $34 in 2016 and $265 in 2015	51	395
Total other comprehensive income, net of tax	2,321	1,018

Total comprehensive income	$6,794	$4,571

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2016	$788	$486,273	$164,482	$(9,365)	$(362,784)	–	$279,394
Net income	–	–	4,473	–	–	–	4,473
Other comprehensive income	–	–	–	2,321	–	–	2,321
Purchase of treasury stock	–	–	–	–	(42)	–	(42)
Issuance of restricted stock	–	(1,668)	–	–	1,668	–	–
Exercise of stock options	–	(14)	–	–	24	–	10
Share based payments	–	365	–	–	–	–	365
Cash dividends ($0.05 per share)	–	–	(2,278)	–	–	–	(2,278)

Balance at March 31, 2016	$788	$484,956	$166,677	$(7,044)	$(361,134)	–	$284,243

Balance at January 1, 2015	$788	$488,467	$159,065	$(11,136)	$(356,467)	$3,774	$284,491
Net income	–	–	3,553	–	–	–	3,553
Other comprehensive income	–	–	–	1,018	–	–	1,018
Decrease in non-controlling interest in real estate partnership	–	–	–	–	–	(3,774)	(3,774)
Purchase of treasury stock	–	–	–	–	(1,190)	–	(1,190)
Issuance of restricted stock	–	(2,366)	–	–	2,366	–	–
Exercise of stock options	–	(402)	–	–	615	–	213
Share based payments	–	387	–	–	–	–	387
Cash dividends ($0.04 per share)	–	–	(1,869)	–	–	–	(1,869)

Balance at March 31, 2015	$788	$486,086	$160,749	$(10,118)	$(354,676)	–	$282,829

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)
Operating activities:
Net income	$4,473	$3,553
Adjustments to reconcile net income to net cash from operating activities:
Recovery of loan losses	(573)	(964)
Loss (gain) on foreclosed real estate, net	(86)	35
Provision for depreciation	835	775
Amortization of mortgage servicing rights	433	508
Net premium amortization on securities	707	446
Loans originated for sale	(21,228)	(26,130)
Proceeds from loan sales	20,986	25,770
Gain on loan sales activities, net	(612)	(698)
Deferred income tax expense	1,412	2,065
Loss on real estate held for investment	–	320
Other, net	(6,292)	(9,239)
Net cash provided (used) by operating activities	55	(3,559)
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	25,275	24,819
Principal repayments on mortgage-related securities held-to-maturity	9,614	580
Purchases of mortgage-related securities available-for-sale	(28,161)	(114,105)
Purchases of FHLB of Chicago stock	(817)	(1,758)
Net increase in loans receivable	(47,217)	(956)
Proceeds from sale of foreclosed properties	641	747
Net purchases of premises and equipment	(468)	(1,407)
Net cash used by investing activities	(41,133)	(92,080)
Financing activities:
Net increase in deposit liabilities	14,434	24,875
Net increase in short-term borrowings	15,000	57,200
Repayments of long-term borrowings	(9,534)	(320)
Net increase in advance payments by borrowers for taxes and insurance	9,165	8,569
Cash dividends	(2,278)	(1,869)
Purchases of treasury stock	(42)	(1,190)
Other, net	10	291
Net cash provided by financing activities	26,755	87,556
Decrease in cash and cash equivalents	(14,323)	(8,083)
Cash and cash equivalents at beginning of period	44,501	46,177
Cash and cash equivalents at end of period	$30,178	$38,094
Supplemental information:
Cash paid (received) in period for:
Interest on deposit liabilities and borrowings	$2,605	$2,134
Income taxes	(2,032)	164
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	516	1,151

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

In 2014 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the recognition of revenue from contracts with customers. In 2015 the FASB deferred the effective date one year from the date in the original guidance. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, which will be the first quarter of 2019 for the Company. The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

In 2015 the FASB issued new accounting guidance relating to the consolidation of legal entities for financial reporting purposes. For public companies, the guidance is effective for periods beginning after December 15, 2015, which was the first quarter of 2016 for the Company. The Company’s adoption of this new guidance did not have a material impact on its results of operations or financial condition.

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

In 2016 the FASB issued new accounting guidance related to the accounting for lease assets and liabilities. For public companies the guidance is effective for periods beginning after December 15, 2018, which will be the first quarter of 2019 for the Company. The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

In 2016 the FASB issued new accounting guidance related to the accounting for employee share-based compensation. For public companies the guidance is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the first quarter of 2016. The Company’s adoption of this item did not have a material impact on its results of operations or financial condition.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$207,983	$3,071	$(3)	$211,051
Federal National Mortgage Association	180,632	2,304	(139)	182,797
Government National Mortgage Association	20	4	–	24
Private-label CMOs	20,446	349	(323)	20,472
Total available-for-sale	$409,081	$5,728	$(465)	$414,344
Securities held-to-maturity:
Federal National Mortgage Association	$111,043	$3,048	–	$114,091
Total held-to-maturity	$111,043	$3,048	–	$114,091

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$215,255	$1,823	$(800)	$216,278
Federal National Mortgage Association	169,792	853	(874)	169,771
Government National Mortgage Association	21	3	–	24
Private-label CMOs	21,600	446	(245)	21,801
Total available-for-sale	$406,668	$3,125	$(1,919)	$407,874
Securities held-to-maturity:
Federal National Mortgage Association	$120,891	$750	–	$121,641
Total held-to-maturity	$120,891	$750	–	$121,641

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	March 31, 2016
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	–	–	–	$3	1	$203	$3	$203
Federal National Mortgage Association	$31	1	$7,313	108	4	10,245	139	17,558
Private-label CMOs	8	2	1,688	315	11	11,287	323	12,975
Total available-for-sale	$39	3	$9,001	$426	16	$21,735	$465	$30,736

	December 31, 2015
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$777	17	$107,807	$23	3	$7,937	$800	$115,744
Federal National Mortgage Association	634	16	79,273	240	4	10,679	874	89,952
Private-label CMOs	1	1	1,357	244	10	10,574	245	11,931
Total available-for-sale	$1,412	34	$188,437	$507	17	$29,190	$1,919	$217,627

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of March 31, 2016, and December 31, 2015. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label collateralized mortgage obligations (“CMOs”), a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of March 31, 2016, and December 31, 2015, the Company had private-label CMOs, with a fair value of $14,757 and $15,725, respectively, and unrealized gains of $100 and $237, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated for private label CMOs, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended March 31
	2016	2015
Beginning balance of unrealized OTTI related to credit losses	$592	$789
Reductions for increase in cash flows expected to be received	(35)	(97)
Ending balance of unrealized OTTI related to credit losses	$557	$692
Adjusted cost at end of period	$4,061	$5,230
Estimated fair value at end of period	$4,389	$5,747

Results of operations included no gross realized gains or losses on the sale of securities during either of the three-month periods ended March 31, 2016 or 2015.

Mortgage-related securities available-for-sale with a fair value of approximately $76,678 and $67,923 at March 31, 2016, and December 31, 2015, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	March 31	December 31
	2016	2015
Commercial loans:
Commercial and industrial	$232,951	$235,313
Commercial real estate	312,149	299,550
Multi-family real estate	441,199	409,674
Construction and development loans:
Commercial real estate	42,842	28,156
Multi-family real estate	308,335	291,380
Land and land development	11,003	11,143
Total construction and development	362,180	330,679
Total commercial loans	1,348,479	1,275,216
Retail loans:
One- to four-family first mortgages:
Permanent	457,232	461,797
Construction	38,514	42,357
Total one- to four-family first mortgages	495,746	504,154
Home equity loans:
Fixed term home equity	118,270	122,985
Home equity lines of credit	74,266	75,261
Total home equity loans	192,536	198,246
Other consumer loans:
Student	7,786	8,129
Other	11,537	11,678
Total other consumer loans	19,323	19,807
Total retail loans	707,605	722,207
Gross loans receivable	2,056,084	1,997,423
Undisbursed loan proceeds	(250,036)	(238,124)
Allowance for loan losses	(16,984)	(17,641)
Deferred fees and costs, net	(1,772)	(1,640)
Total loans receivable, net	$1,787,292	$1,740,018

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At March 31, 2016, and December 31, 2015, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $504,000 and $496,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,025,285 and $1,038,588 at March 31, 2016, and December 31, 2015, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

	At or for the Three Months Ended March 31, 2016
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$3,658	$4,796	$3,337	$2,835	$1,835	$1,180	$17,641
Provision	(413)	(727)	702	(182)	11	36	(573)
Charge-offs	–	(20)	–	–	(21)	(135)	(176)
Recoveries	2	16	30	–	25	19	92
Ending balance	$3,247	$4,065	$4,069	$2,653	$1,850	$1,100	$16,984
Loss allowance individually evaluated for impairment	$367	–	–	–	–	–	$367
Loss allowance collectively evaluated for impairment	$2,880	$4,065	$4,069	$2,653	$1,850	$1,100	$16,617

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$9,782	$9,064	$4,029	$2,092	$2,939	$744	$28,650
Loans collectively evaluated for impairment	$223,169	$303,085	$437,170	$132,138	$470,721	$211,115	$1,777,398
Total loans receivable	$232,951	$312,149	$441,199	$134,230	$473,660	$211,859	$1,806,048

	At or for the Three Months Ended March 31, 2015
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Provision	(458)	(318)	(111)	(7)	(120)	50	(964)
Charge-offs	–	–	–	–	(78)	(200)	(278)
Recoveries	4	54	–	–	11	29	98
Ending balance	$1,895	$6,616	$5,967	$2,794	$2,817	$1,056	$21,145
Loss allowance individually evaluated for impairment	–	$262	$629	–	–	–	$891
Loss allowance collectively evaluated for impairment	$1,895	$6,354	$5,338	$2,794	$2,817	$1,056	$20,254

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$11,468	$15,266	$9,132	$2,137	$4,545	$482	$43,030
Loans collectively evaluated for impairment	230,640	249,075	308,426	115,506	475,007	232,795	1,611,449
Total loans receivable	$242,108	$264,341	$317,558	$117,643	$479,552	$233,277	$1,654,479

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in net charge-offs, real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in a decrease in the total allowance for loan losses of $489 during the three months ended March 31, 2016, and a decrease of $1,131 during the three months ended March 31, 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	March 31, 2016
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Commercial and industrial:
Term loans	–	–	–	–	–
Lines of credit	$4,445	$4,521	$367	$3,614	$56
Total commercial and industrial	4,445	4,521	367	3,614	56
Commercial real estate:
Office					–
Retail/wholesale/mixed	–	–	–	–	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–	–	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$4,445	$4,521	$367	$3,614	$56

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$108	$122	–	$112	$2
Lines of credit	31	40	–	1,024	1
Total commercial and industrial	139	162	–	1,136	3
Commercial real estate:
Office	2,083	2,420	–	2,105	38
Retail/wholesale/mixed	1,538	2,265	–	1,588	29
Industrial/warehouse	192	265	–	193	2
Other	7	154	–	9	3
Total commercial real estate	3,820	5,104	–	3,895	72
Multi-family real estate	292	292	–	146	6
Construction and development:
Commercial real estate	597	597	–	597	–
Multi-family real estate	–	–	–	–	–
Land and land development	161	216	–	165	5
Total construction and development	758	813	–	762	5
One- to four-family	2,180	2,512	–	2,442	4
Home equity and other consumer:
Home equity	669	751	–	686	2
Student	–	–	–	–	–
Other	75	180	–	79	–
Total home equity and other consumer	744	931	–	765	2
Total with no allowance recorded	$7,933	$9,814	–	$9,146	$92

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

	December 31, 2015
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

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	March 31, 2016
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$55,390	$8,416	$188	$779	$64,773
Lines of credit	131,118	26,048	2,009	9,003	168,178
Total commercial and industrial	186,508	34,464	2,197	9,782	232,951
Commercial real estate:
Office	72,840	4,675	14,988	2,083	94,586
Retail/wholesale/mixed use	116,799	26,200	14,440	6,061	163,500
Industrial/warehouse	45,290	1,301	583	913	48,087
Other	5,969	–	–	7	5,976
Total commercial real estate	240,898	32,176	30,011	9,064	312,149
Multi-family real estate	423,752	13,418	–	4,029	441,199
Construction and development:
Commercial real estate	11,056	–	–	597	11,653
Multi-family real estate	111,599	–	–	–	111,599
Land and land development	9,416	67	–	1,495	10,978
Total construction/development	132,071	67	–	2,092	134,230
One- to four-family	467,795	518	2,408	2,939	473,660
Home equity and other consumer:
Home equity	191,867	–	–	669	192,536
Student	7,786	–	–	–	7,786
Other	11,462	–	–	75	11,537
Total home equity and other consumer	211,115	–	–	744	211,859
Total	$1,662,139	$80,643	$34,616	$28,650	$1,806,048

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at March 31, 2016, or December 31, 2015. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at March 31, 2016, or December 31, 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	March 31, 2016
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	–	$61	$61	$64,712	$64,773	$108
Lines of credit	–	–	–	–	168,178	168,178	4,476
Total commercial and industrial	–	–	61	61	232,890	232,951	4,584
Commercial real estate:
Office	–	$1,759	–	1,759	92,827	94,586	2,083
Retail/wholesale/mixed	$3,091	–	621	3,712	159,788	163,500	1,538
Industrial/warehouse	–	192	–	192	47,895	48,087	192
Other	–	–	–	–	5,976	5,976	7
Total commercial real estate	3,091	1,951	621	5,663	306,486	312,149	3,820
Multi-family real estate	847	–	–	847	440,352	441,199	292
Construction and development:
Commercial real estate	–	–	597	597	11,056	11,653	597
Multi-family real estate	–	–	–	–	111,599	111,599	–
Land and land development	71	–	–	71	10,907	10,978	161
Total construction	71	–	597	668	133,562	134,230	758
One- to four-family	7,292	1,803	2,113	11,208	462,452	473,660	2,180
Home equity and other consumer:
Home equity	664	177	669	1,510	191,026	192,536	669
Student	148	69	273	490	7,296	7,786	–
Other	50	54	75	179	11,358	11,537	75
Total home equity and other consumer	862	300	1,017	2,179	209,680	211,859	744
Total	$12,163	$4,054	$4,409	$20,626	1,785,422	$1,806,048	$12,378

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

As of March 31, 2016, and December 31, 2015, $273 and $484 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of March 31, 2016, and December 31, 2015, TDRs were $8,606 and $8,704, respectively, and consisted primarily of commercial and industrial and one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $2,841 and $2,558, respectively. Additions to TDRs during the three month periods ended March 31, 2016 and 2015, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same three and twelve month periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Three Months Ended March 31
	2016	2015
MSRs at beginning of the period, net	$7,205	$7,867
Additions	206	282
Amortization	(433)	(508)
MSRs at end of the period, net	$6,978	$7,641

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for nine months ending December 31:	2016	$923
Estimate for years ending December 31:	2017	1,047
	2018	897
	2019	751
	2020	626
	2021	596
	Thereafter	2,138
	Total	$6,978

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of March 31, 2016. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	March 31	December 31
	2016	2015
Accrued interest:
Loans receivable	$5,118	$4,894
Mortgage-related securities	1,124	1,141
Total accrued interest	6,242	6,035
Foreclosed properties and repossessed assets:
Commercial real estate	1,401	1,685
Land and land development	746	747
One-to four-family	1,120	874
Total foreclosed properties and repossessed assets	3,267	3,306
Bank-owned life insurance	62,125	61,656
Premises and equipment, net	48,851	49,218
Federal Home Loan Bank stock, at cost	18,408	17,591
Deferred tax asset, net	13,510	16,485
Other assets	27,134	24,037
Total other assets	$179,537	$178,328

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

5. Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $1,828 and $2,576 at March 31, 2016, and December 31, 2015, respectively.

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	March 31	December 31
	2016	2015
Checking accounts:
Non-interest-bearing	$219,611	$213,761
Interest-bearing	270,154	277,606
Total checking accounts	489,765	491,367
Money market accounts	547,781	542,020
Savings accounts	224,181	217,633
Certificates of deposit:
Due within one year	312,674	282,584
After one but within two years	168,372	182,599
After two but within three years	54,880	61,806
After three but within four years	10,253	15,373
After four but within five years	2,119	2,209
Total certificates of deposits	548,298	544,571
Total deposit liabilities	$1,810,025	$1,795,591

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	March 31, 2016		December 31, 2015
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$145,000	0.22%	$130,000	0.16%
FHLB term advances maturing in:
2016	74,950	0.69	75,950	0.63
2017	53,874	1.19	56,183	1.20
2018	32,259	2.21	34,607	2.18
2019	17,880	3.05	19,127	2.98
2020	25,552	3.68	26,853	3.62
2021	15,722	3.01	16,971	2.97
Thereafter	12,604	4.55	12,684	4.55
Total borrowings	$377,841	1.25%	$372,375	1.27%

All of the Company’s term advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

7. Borrowings (continued)

As discussed in Note 12, “Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments,” the Company has entered into cash flow hedges using interest rate swaps to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. Two advances maturing in April 2016 of $10,000 each have corresponding pay-fixed interest rate swaps that mature in 2018 and 2019, respectively. Although these advances have stated interest rates of 0.50%, they have effective interest rates including the impact of the interest rate swaps of 1.15% and 1.41%, respectively. However, these advances have been included in the table, above, at their contractual rates and maturities. If they had been included in the table at their hedge-adjusted rates and maturities, the advances reported as maturing in 2018 and 2019 would have each been $10,000 higher and the weighted average rates for those maturity years would have been 1.96% and 2.46% as of March 31, 2016, respectively. Furthermore, the weighted average rate reported for total borrowings would have been 1.29% as of the same date.

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

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

8. Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies and as defined in applicable regulations. Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of March 31, 2016, and December 31, 2015, the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated.

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
As of March 31, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio
At the Company:
Total capital	$299,704	15.67%	$152,960	8.00%	$191,200	10.00%
Tier 1 capital	282,720	14.79	114,720	6.00	152,960	8.00
CET1 capital	282,720	14.79	86,040	4.50	124,280	6.50
Tier 1 leverage capital	282,720	11.51	98,242	4.00	122,803	5.00
At the Bank:
Total capital	$273,168	14.30%	$152,871	8.00%	$191,089	10.00%
Tier 1 capital	256,184	13.41	114,654	6.00	152,871	8.00
CET1 capital	256,184	13.41	85,990	4.50	124,208	6.50
Tier 1 leverage capital	256,184	10.35	99,029	4.00	123,787	5.00

As of December 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
At the Company:
Total capital	$296,709	15.83%	$149,922	8.00%	$187,402	10.00%
Tier 1 capital	279,068	14.89	112,441	6.00	149,922	8.00
CET1 capital	279,068	14.89	84,331	4.50	121,811	6.50
Tier 1 leverage capital	279,068	11.37	98,197	4.00	122,747	5.00
At the Bank:
Total capital	$272,568	14.55%	$149,900	8.00%	$187,375	10.00%
Tier 1 capital	254,927	13.61	112,425	6.00	149,900	8.00
CET1 capital	254,927	13.61	84,319	4.50	121,794	6.50
Tier 1 leverage capital	254,927	10.48	97,328	4.00	121,660	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31
	2016	2015

Net income	$4,473	$3,553
Weighted average shares outstanding	45,069,389	46,240,124
Vested restricted stock for period	91,542	48,887
Basic shares outstanding	45,160,931	46,289,011
Net dilutive effect of:
Stock option shares	385,695	338,013
Non-vested restricted stock	47,188	30,244
Diluted shares outstanding	45,593,814	46,657,268
Basic earnings per share	$0.10	$0.08
Diluted earnings per share	$0.10	$0.08

The Company had stock options for 366,000 and 452,200 shares outstanding as of March 31, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These options had weighted average exercise prices of $8.16 and $7.81 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $215 and $192 during the three months ended March 31, 2016 and 2015, respectively.

The Company also has a qualified defined benefit pension plan covering employees meeting certain minimum age and service requirements and a supplemental defined benefit pension plan for certain eligible employees. The supplemental pension plan is funded through a "rabbi trust" arrangement. The benefits under these plans are generally based on the employee’s years of service and average annual wages, as defined in the plan. The Company’s funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974. In prior periods the Company closed the qualified defined benefit pension plan to new participants and froze the benefits of all existing participants. These changes resulted in the future benefits under the Company’s supplemental defined benefit pension plan also being effectively frozen.

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended
	March 31
	2016	2015
Service cost	–	$242
Interest cost	$669	660
Expected return on plan assets	(861)	(735)
Amortization of net loss from earlier periods	57	656
Net periodic benefit cost	$(135)	$823

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

10. Employee Benefit Plans (continued)

The net periodic benefit cost for the Company’s supplemental plan was $119 and $122 for the three months ended March 31, 2016 and 2015, respectively. The amount in 2016 consisted of interest cost of $93 and amortization of net loss from earlier periods of $26. The amount in 2015 consisted of interest cost of $99 and amortization of net loss from earlier periods of $23. The amount of the 2016 contribution, if any, will be determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2016. As of March 31, 2016, the amount of the 2016 contribution, if any, was unknown. No contribution is necessary for the supplemental pension plan.

11. Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). Options and restricted stock granted under the 2004 Plan vested over five years and options had expiration terms of ten years. No awards may be made under the 2004 Plan after February 1, 2014.

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of March 31, 2016, 2,497,600 shares remain eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $275 and $204 for the three month periods ended March 31, 2016 and 2015, respectively. Outstanding non-vested restricted stock grants had a fair value of $2,648 and an unamortized cost of $2,345 at March 31, 2016. The cost of these shares is expected to be recognized over a weighted-average period of 1.2 years.

During the three months ended March 31, 2016 and 2015, the Company recorded stock option compensation expense of $91 and $105, respectively. As of March 31, 2016, there was $71 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Three Months Ended March 31
	2016		2015
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,421,500	$5.4378	1,631,000	$5.2980
Granted	56,300	7.2900	37,000	6.7000
Exercised	(2,000)	5.0500	(50,000)	4.2690
Forfeited	–	–	(8,800)	5.0802
Outstanding at end of period	1,475,800	$5.5089	1,609,200	$5.3634

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table provides additional information regarding the Company’s outstanding options as of March 31, 2016.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	2.1	–	–	32,000	–
$12.025	2.4	–	–	50,000	–
$7.226	4.1	–	–	50,000	$18
$4.740	4.7	–	–	70,000	198
$5.050	4.8	–	–	286,000	721
$4.300	5.0	–	–	25,000	82
$3.720	5.3	2,500	$10	10,000	39
$3.390	5.8	65,000	272	248,000	1,037
$3.800	6.0	4,000	15	6,000	23
$4.820	6.8	97,200	267	148,600	409
$5.360	7.1	12,000	27	8,000	18
$5.700	7.2	12,000	22	8,000	15
$6.340	7.3	6,000	7	4,000	5
$7.170	7.8	111,600	45	77,100	31
$6.010	8.1	6,000	9	1,500	2
$5.850	8.1	13,333	23	6,667	11
$6.100	8.4	13,333	20	6,667	10
$6.700	8.8	21,328	19	10,672	9
$7.190	9.3	7,000	3	–	–
$7.290	9.8	56,300	16	–	–
Total		427,594	$755	1,048,206	$2,628
Weighted-average remaining contractual life		7.6 years		5.5 years
Weighted-average exercise price		$5.8077		$5.3871

There were 2,000 options exercised during the three months ended March 31, 2016, which had an intrinsic value of $5. There were 50,000 options exercised during the three months ended March 31, 2015, which had an intrinsic value of $143. The weighted average grant date fair value of non-vested options at March 31, 2016, was $1.74 per share. During the three months ended March 31, 2016, options for 56,300 shares were granted, options for 224,872 shares became vested, and no non-vested options shares were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 56,300 options granted during the three month period ended March 31, 2016: risk free rate of 1.80%, dividend yield of 2.74%, expected stock volatility of 31%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.28 per option using these assumptions. The following weighted-average assumptions were used to value 37,000 options granted during the three month period ended March 31, 2015: risk free rate of 1.75%, dividend yield of 2.40%, expected stock volatility of 31%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.09 per option using these assumptions.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	March 31	December 31
	2016	2015
Unused commercial lines of credit	$147,817	$146,183
Commercial loans	6,005	6,772
Standby letters of credit	4,830	4,458
Real estate loan commitments:
Fixed rate	39,004	36,921
Adjustable rate	337,740	308,173
Unused consumer lines of credit	164,471	164,989

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses interest rate lock commitments (“IRLCs”) and forward commitments to sell loans to manage interest rate risk associated with its loan sales activities, both of which are considered to be free-standing derivative financial instruments under GAAP. Changes in the fair value of the derivative instruments are recognized currently through earnings. During the three months ended March 31, 2016 and 2015, net unrealized gains of $76 and $37, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains of $40 and $16 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are free-standing derivative instruments under GAAP. As such, changes in the fair value of these derivative instruments are recognized currently through earnings. During the three months ended March 31, 2016 and 2015, net unrealized gains of $368 and $261, respectively, and net losses of $368 and $261, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk (continued)

The Company also enters into interest rate swap arrangements to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. These interest rate swaps have been designated as forecasted transaction cash flow hedges by management (refer to Note 7, “Borrowings”). As such, the effective portion of the change in the fair value of these derivatives is recorded in other comprehensive income and the ineffective portion was recorded in interest expense. During the three months ended March 31, 2016 $158 in unrealized loss related to interest rate swaps was recorded in other comprehensive income. There was no net unrealized gain or loss related to interest rate swaps recorded in other comprehensive income during the three months ended March 31, 2015. There was no ineffective portion of this hedge for either period.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	March 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$19,680	$457	$7,961	$166
Forward commitments to sell loans	19,626	(287)	9,543	(72)
Embedded free-standing derivatives on commercial loans	23,420	1,072	23,559	705
Receive-fixed free-standing interest rate swaps	133,204	7,103	82,780	2,648
Pay-fixed free-standing interest rate swaps	156,624	(8,175)	106,339	(3,353)
Pay-fixed cash flow hedge interest rate swaps	20,000	(264)	20,000	–
Net unrealized gains (losses)		$(94)		$94

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended March 31, 2016.

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

March 31, 2016

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of March 31, 2016:

	Weighted- Average	Range
Loan size	$116	$1-$416
Contractual interest rate	3.74%	2.00%-7.10%
Constant prepayment rate (“CPR”)	11.00%	2.00%-23.09%
Remaining maturity in months	220	2-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.42%	9.38%-11.13%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at March 31, 2016, or December 31, 2015. Accordingly, the Company had no valuation allowance as of March 31, 2016, or December 31, 2015.

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

March 31, 2016

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	March 31 2016		December 31 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$30,178	$30,178	$44,501	$44,501
Mortgage related securities available-for-sale	414,344	414,344	407,874	407,874
Mortgage related securities held-to-maturity	111,043	114,091	120,891	121,641
Loans held-for-sale	3,999	3,999	3,350	3,350
Loans receivable, net	1,787,292	1,803,656	1,740,018	1,751,670
Mortgage servicing rights, net	6,978	8,230	7,205	9,455
Federal Home Loan Bank stock	18,408	18,408	17,591	17,591
Accrued interest receivable	6,242	6,242	6,035	6,035
Deposit liabilities	1,810,025	1,800,062	1,795,591	1,786,934
Borrowings	377,841	386,256	372,375	378,266
Advance payments by borrowers	12,547	12,547	3,382	3,382
Accrued interest payable	1,062	1,062	1,091	1,091
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments	457	457	166	166
Forward commitments to sell loans	(287)	(287)	(72)	(72)
Embedded free-standing derivatives on commercial loans	1,072	1,072	705	705
Receive-fixed free-standing interest rate swaps	7,103	7,103	2,648	2,648
Pay-fixed free-standing interest rate swaps	(8,175)	(8,175)	(3,353)	(3,353)
Pay-fixed cash flow hedge interest rate swaps	(264)	(264)	–	–

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At March 31, 2016
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,999	–	$3,999
Mortgage-related securities available-for-sale	–	414,344	–	414,344

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,350	–	$3,350
Mortgage-related securities available-for-sale	–	407,874	–	407,874

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At March 31, 2016, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 5.5% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $367 was recorded for loans with a recorded investment of $28,650 at March 31, 2016. These amounts were $535 and $37,119 at December 31, 2015, respectively. Provision for (recovery of) loan losses related to these loans was of $(168) during the three month period ended March 31, 2016, and $535 during the twelve month period ended December 31, 2015. Provision for (recovery of) loan losses related to impaired loans at March 31, 2015, was $(14) for the three months ended March 31, 2015.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of March 31, 2016, $2,530 in foreclosed properties was valued at collateral value compared to $2,794 at December 31, 2015. Losses of $37 and $330 related to these foreclosed properties were recorded during the three months ended March 31, 2016, and the twelve months ended December 31, 2015, respectively. Losses on foreclosed properties valued at collateral value at March 31, 2015 were $54 for the three months ended March 31, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels; recent, pending, and/or potential rulemaking or other actions by the Consumer Financial Protection Bureau (“CFPB”) and other regulatory or other actions affecting the Company or the Bank; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Annual Report on Form 10-K.

Results of Operations

Overview The Company reported net income of $4.5 million or $0.10 per diluted share in the first quarter of 2016, which was a 25.9% increase over net income of $3.6 million or $0.08 per diluted share in the same quarter of 2015. This improvement was due to higher net interest income, higher loan-related fees, lower compensation-related expenses, and lower occupancy, equipment, and data processing costs. In addition, the first quarter of 2015 included a loss on real estate held for investment. These developments were partially offset by lower recovery of loan losses, lower brokerage and insurance commissions, higher advertising and marketing expenses, and higher income tax expense. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended March 31, 2016 and 2015.

Net Interest Income The Company’s net interest income increased by $484,000 or 2.8% during the first quarter of 2016 compared to the same quarter in 2015. However, included in the 2016 quarter was a call premium of $482,000 that the Company received on a mortgage-related security that was called by its issuer. Excluding this call premium, net interest income in the first quarter of 2016 was comparable to the same quarter in 2015. The favorable impacts on net interest income of an increase in the Company’s earning assets, as well an increase in funding from non-interest bearing checking accounts, were substantially offset by a decrease in the Company’s net interest margin, excluding the impact of the call premium.

The Company’s average earning assets increased by $144.7 million or 6.7% during the three months ended March 31, 2016, compared to the same period in 2015. This increase was primarily attributable to a $121.3 million or 7.5% increase in average loans receivable and a $19.7 million or 3.9% increase in average mortgage-related securities in the 2016 quarter compared to the same quarter in the prior year.

Also contributing favorably to the Company’s net interest income in recent periods, as well as its net interest margin, was an increase in funding from non-interest-bearing checking accounts. The average balance in these accounts increased by $27.3 million or 14.2% in the first quarter of 2016 compared to the same quarter in 2015.

The Company’s net interest margin was 2.99% during the first quarter of 2016, excluding the impact of the call premium. This compared to 3.19% in the same quarter last year. In the 2016 quarter the average yield on the Company’s earning assets decreased by 15 basis points (excluding the call premium) and its average cost of funds increased by five basis points compared to the prior-year quarter. The decrease in the average yield on earning assets was largely due to the continued repricing of the Company’s loan portfolio to lower yields in the current interest rate environment, as well as its continued emphasis on the origination of variable-rate loans, which generally have lower initial yields than fixed-rate loans. Also contributing to the decrease in yield on earning assets was the purchase of mortgage-related securities in 2016 at yields that were less than the prevailing yields in the investment portfolio.

The increase in the Company’s average cost of funds was primarily due to a seven basis point increase in its average cost of deposits in the first quarter of 2016 compared to the same quarter in the prior year. In recent periods the Company has increased the rates and lengthened the maturity terms on certain of the certificates of deposit it offers customers in an effort to fund growth in earning assets and to manage exposure to future changes in interest rates. The impact of this increase was offset slightly by a decline in the average cost of borrowings from the FHLB of Chicago. This decline was caused by an increase in overnight borrowings, which have been drawn to fund growth in earning assets in recent periods. Overnight borrowings generally have a lower interest cost than the rates the Company offers on its certificates of deposit.

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

	Three Months Ended March 31
	2016						2015
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,740,639		$16,936	3.89%	$1,619,379		$16,517	4.08%
Mortgage-related securities	524,024		3,261	2.49	504,368		2,842	2.25
Investment securities (2)	18,093		102	2.26	14,860		47	1.27
Interest-earning deposits	15,721		8	0.20	15,206		4	0.11
Total interest-earning assets	2,298,477		20,307	3.53	2,153,813		19,410	3.60
Non-interest-earning assets	203,104				226,052
Total average assets	$2,501,581				$2,379,865

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$218,323		7	0.01	$218,458		14	0.03
Money market accounts	524,361		188	0.14	510,585		185	0.14
Interest-bearing demand accounts	258,596		12	0.02	239,079		8	0.01
Certificates of deposit	548,157		1,198	0.87	537,492		887	0.66
Total deposit liabilities	1,549,437		1,405	0.36	1,505,614		1,094	0.29
Advance payments by borrowers for taxes and insurance	8,390		–	0.00	9,203		–	0.00
Borrowings	358,690		1,254	1.40	291,441		1,152	1.58
Total interest-bearing liabilities	1,916,517		2,659	0.55	1,806,258		2,246	0.50
Non-interest-bearing liabilities:
Non-interest-bearing deposits	219,692				192,373
Other non-interest-bearing liabilities	82,624				99,334
Total non-interest-bearing liabilities	302,316				291,707
Total liabilities	2,218,833				2,097,965
Total equity	282,748				281,900
Total average liabilities and equity	$2,501,581				$2,379,865
Net interest income and net interestrate spread			$17,648	2.98%			$17,164	3.10%
Net interest margin				3.07%				3.19%
Average interest-earning assets to average interest-bearing liabilities	1.20	x			1.19	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended March 31, 2016 Compared to March 31, 2015
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,210	$(791)	$419
Mortgage-related securities	107	312	419
Investment securities	12	43	55
Interest-earning deposits	–	4	4
Total interest-earning assets	1,329	(432)	897
Interest-bearing liabilities:
Savings accounts	4	(11)	(7)
Money market accounts	5	(2)	3
Interest-bearing demand accounts	–	4	4
Certificates of deposit	18	293	311
Total deposit liabilities	27	284	311
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	246	(144)	102
Total interest-bearing liabilities	273	140	413
Net change in net interest income	$1,056	$(572)	$484

Recovery of Loan Losses The Company’s loan loss recoveries were $573,000 in the first quarter of 2016 compared to $964,000 in the same quarter last year. A continued decline in the Company’s actual loan charge-off experience in recent periods has had a favorable impact on the methodology it uses to compute general valuation allowances for most of its loan types, which is the principal reason for the recoveries in the 2016 and 2015 quarters. Net loan charge-offs were only 0.02% of average loans receivable in the first quarter of 2016 (annualized) and only 0.06% in all of 2015. Also contributing to the loan loss recoveries in recent periods, however, has been a continued decline in the level of the Company’s non-performing and classified loans, as described later in this release. Although general economic, employment, and real estate conditions continue to be relatively stable in the Company’s markets, management does not expect loan loss recoveries to continue in future periods, especially if its loan portfolio continues to grow. Also, there can be no assurances that general economic, employment, and real estate conditions will continue to be stable or that classified loans, non-performing loans, and/or loan charge-off experience will not increase in future periods. As such, there can be no assurances that the Company’s provision for or recovery of loan losses will not fluctuate considerably from period to period.

Non-Interest Income Total non-interest income increased by $699,000 or 12.6% during the three months ended March 31, 2016, compared to the same period in 2015. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges declined by $38,000 or 1.4% during the three months ended March 31, 2016, compared to the same period in the previous year. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the decline in deposit-related fees and charges to changes in customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and from check printing commissions. These developments have been partially offset by increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors.

Loan-related fees were $1.3 million during the three months ended March 31, 2016, compared to $437,000 during the same period in 2015. Loan-related fees consist of periodic income from lending activities that are not deferred as yield adjustments under the applicable accounting rules. The largest source of fees in this revenue category is interest rate swap fees related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. Management attributes the increase in loan-related fees to a lower interest rate environment in 2016 that has increased borrower preference for the types of transactions that generate interest rate swap fees. Management believes this source of revenue will vary considerably from period to period depending on the rate environment and on borrower preference for the types of transactions that generate interest rate swaps.

Brokerage and insurance commissions were $867,000 during the first quarter of 2016, which was $299,000 or 25.6% lower than the same quarter in the previous year. This revenue item generally consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, fees earned for investment advisory services, and commissions earned on sales of personal and business insurance products. However, the first quarter of the prior year included a non-recurring incentive payment. Excluding that amount, brokerage and insurance commissions would have been $308,000 or 55% higher in the first quarter of 2016 than they were in the same quarter of 2015. Management attributes this increase to new products, services, systems, and investment advisors that the Company has added in recent periods.

Mortgage banking revenue, net, was $825,000 and $866,000 during three-month periods ended March 31, 2016 and 2015, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)
Gross loan servicing fees	$646	$676
MSR amortization	(433)	(508)
Change in MSR valuation allowance	–	–
Loan servicing revenue, net	213	168
Gain on loan sales activities, net	612	698
Mortgage banking revenue, net	$825	$866

Loan servicing revenue, net, was $213,000 in the first quarter of 2016 compared to $168,000 in the same period in 2015. This increase was caused by a decline in amortization of MSRs that was only partially offset by a decrease in gross servicing fees. The decrease in MSR amortization was due to a lower level of loan refinance activity in 2016 compared to 2015. The decrease in gross servicing fees was the result of an overall decline in loans serviced for third-party investors. As of March 31, 2016, the Company serviced $1.03 billion in loans for third-party investors compared to $1.04 billion at December 31, 2015.

The change in valuation allowance that the Company establishes against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. As of March 31, 2016, the Company had no valuation allowance against its MSRs, which had a net book value of $7.0 million as of that date. MSR valuation allowances typically increase in periods of lower market interest rates, which results in a charge to earnings in the period of the increase. During lower market interest rate environments, such as that which has occurred in recent months, loan refinance activity and expectations for future loan prepayments generally increase, which typically reduces the fair value of MSRs and results in an increase in the MSR valuation allowance. However, market interest rates for one- to four-family mortgage loans as of March 31, 2016, were not sufficiently low enough to generate an MSR valuation allowance as of that date. However, there can be no assurances that an increase in the MSR valuation allowance will not be required in the future, particularly if market interest rates for one- to four-family residential loans remain low or decline further.

Gain on loan sales activities, net, was $612,000 and $698,000 during the three-month periods ended March 31, 2016 and 2015, respectively. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. In the first quarter of 2016, sales of these loans were $20.6 million, which was $4.8 million or 18.7% lower than the same quarter of 2015. This decrease was primarily caused by a lower level of loan refinance activity in 2016 compared to 2015. However, despite this decrease, management anticipates that lower market rates for one- to four-family mortgage loans early in 2016, combined with expectations for an improving housing market in 2016, could result in higher originations and sales of residential loans by the Company during the remainder of 2016 compared to the same period in 2015. As of March 31, 2016, the Company’s pipeline of residential loans intended for sale was the highest it had been since early 2013. However, the origination and sale of residential loans is subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not vary considerably from period to period.

During the first quarter of 2015 the Company recorded a $320,000 loss on a number of real estate properties that it holds for investment purposes. No real estate properties were sold in the first quarter of 2016. However, the Company continues to actively market certain properties that it holds for investment purposes. There can be no assurances that the Company will be able to sell these properties or that gains or losses on the sales of such properties will not fluctuate considerably from period to period.

Non-Interest Expense Total non-interest expense decreased by $640,000 or 3.5% during the three months ended March 31, 2016, compared to the same period in 2015. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses decreased by $697,000 or 6.2% during the three months ended March 31, 2016, compared to the same period in 2015. This decrease was mostly due to lower costs associated with the Company’s defined benefit pension plan, which was due in part to an increase in the discount rate used to determine the present value of the pension obligation, but also to a freezing of the plan’s benefits at the end of 2015. This latter change also resulted in a lengthening of the amortization period for unrealized losses in the pension plan, which further contributed to lower pension costs in 2016. Also contributing to the decrease in compensation-related expenses in the 2016 quarter compared to the same quarter in the prior year was a decline in the number of employees at the Company. This decline was primarily due to the consolidation of seven retail banking offices in the second quarter of 2015. In addition, four retail banking offices were consolidated in March 2016. These developments were partially offset by normal annual merit increases granted to most employees at the beginning of 2016, as well as higher stock-based compensation and employee commission expense compared to the first quarter of 2015.

Occupancy, equipment, and data processing expenses declined by $268,000 or 7.1% during the three months ended March 31, 2016, compared to the same period in 2015. The first quarter of the prior year included $269,000 in one-time costs associated with the Company’s announcement that it would be consolidating seven retail branch offices later in 2015. Other occupancy-related costs declined by over $300,000 in the first quarter of 2016 compared to the same quarter of the prior year due principally to such consolidations. However, this improvement was substantially offset by increased data processing, software, and equipment costs associated with other initiatives undertaken by the Company since the first quarter of last year.

Advertising and marketing-related expense was $585,000 and $312,000 during the three months ended March 31, 2016 and 2015, respectively. In 2016 management anticipates that it may increase advertising and marketing-related expense by 20% to 25% compared to 2015 in an effort to increase sales and expand the Company’s overall brand awareness, especially as such relates to the retail deposit business. However, this increase will depend on future management decisions and there can be no assurances.

Federal deposit insurance premiums were $422,000 and $370,000 during the three months ended March 31, 2016 and 2015, respectively. This increase was due primarily to an increase in the Company’s total assets in 2016 compared to 2015. In March 2016 the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule that changes how insured financial institutions less than $10 billion in assets, such as Company’s bank subsidiary, will be assessed for deposit insurance. Although the new rule becomes effective on July 1, 2016, deposit insurance assessment rates will not change for insured institutions until the deposit insurance fund reaches a certain level, as specified in the new rule. The FDIC estimates this level could be reached in the second quarter of 2016, although there can be no assurances. Once the new deposit insurance assessment rates become effective, management estimates that the Company’s federal deposit insurance premiums could decline by approximately 30% per quarter. The final rule also established a process for the creation of insurance premium credits for insured institutions with less than $10 billion in assets. These credits would be determined by the FDIC at a future date in accordance with performance measures established for the deposit insurance fund, as specified in the new rule. The credits could be used by insured institutions to offset future premium costs until the credits are exhausted. At this time, management is unable to determine the amount or timing of the credits that it might be awarded, if any.

Net losses and expenses on foreclosed real estate were $42,000 and $145,000 during the three months ended March 31, 2016 and 2015, respectively. In general, the Company has experienced lower losses and lower expenses on foreclosed real estate in recent periods due to reduced levels of foreclosed properties and improved market conditions.

Other non-interest expense was $2.4 million in the first quarter of 2016 compared to $2.3 million in the same quarter of last year. In the 2016 quarter the Company prepaid $9.2 million in fixed-rate FHLB of Chicago advances. These advances had originally been drawn to fund the purchase of mortgage-related securities that were called by the issuer during the quarter, as previously described. Management elected to prepay these advances concurrent with the call, which resulted in a prepayment penalty of $207,000.

As previously noted in this report, the Company completed the consolidation of four retail banking offices in March 2016. These consolidations were in addition to seven retail banking offices that were consolidated in the second quarter of 2015. Management estimates the most recent consolidation will result in annual net cost savings of approximately $1.0 million.

Income Tax Expense Income tax expense was $2.6 million and $2.1 million during the three months ended March 31, 2016 and 2015, respectively. The effective tax rates (“ETRs”) for these periods were 36.5% and 36.7%, respectively. The Company’s ETR will vary from period to period due primarily to the impact of non-taxable revenue items, such as earnings from BOLI and tax-exempt interest income.

Financial Condition

Overview The Company’s total assets increased by $31.2 million or 1.2% during the three months ended March 31, 2016. During this period the Company’s loans receivable increased by $47.3 million. This increase was primarily funded by an increase in deposit liabilities, borrowings, and advance payments by borrowers. Also funding the increase was a decrease in cash and cash equivalents. The Company’s total shareholders’ equity was $284.2 million at March 31, 2016, compared to $279.4 million at December 31, 2015.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale increased by $6.5 million or 1.6% during the three months ended March 31, 2016. This increase was principally due to the purchase of $28.2 million in securities intended by management to maintain the available-for-sale portfolio at a level considered sufficient to sustain liquidity on the Company’s balance sheet. The impact of these purchases was partially offset by normal periodic repayments.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $5.3 million at March 31, 2016, compared to a net unrealized gain of $1.2 million at December 31, 2015. This increase was caused by a decline in market interest rates during the period, which had a favorable impact on the fair value of the Company’s mortgage-related securities.

The Company maintains an investment in private-label CMOs that were purchased prior to 2007 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. As of March 31, 2016, and December 31, 2015, the carrying value of the Company’s investment in private-label CMOs was $20.5 million and $21.8 million, respectively. The net unrealized gain on the securities as of such dates was $26,000 and $201,000, respectively. As of March 31, 2016, $14.8 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $100,000. As of December 31, 2015, $15.7 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized gain of $237,000.

As of March 31, 2016, management has determined that none of the Company’s private-label CMOs were other-than-temporarily impaired. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before the recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company’s portfolio of mortgage-related securities held-to-maturity decreased by $9.8 million or 8.1% during the three months ended March 31, 2016. During this period securities with a carrying value of $9.2 million were called by Fannie Mae. As a result, the Company recorded a call premium in interest income of $482,000, as previously described. The Company did not purchase any held-to-maturity securities during the three months ended March 31, 2016.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $4.0 million and $3.4 million at March 31, 2016, and December 31, 2015, respectively. For reasons noted previously in this report, management believes that sales of one- to four-family mortgage loans during the remainder of 2016 may exceed the level of sales recorded during the same period in 2015, although there can be no assurances.

Loans Receivable The Company’s loans receivable increased by $47.3 million or 2.7% during the three months ended March 31, 2016. During this period increases in multi-family, commercial real estate, and construction loans (net of the undisbursed portion) were partially offset by declines in the Company’s other loan categories. Management believes that the overall loan growth experienced in recent periods is sustainable in the near term. However, the loan portfolio is subject to economic, market, and competitive factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$5,961	$28,535
Commercial real estate	15,484	10,304
Multi-family real estate	45,808	19,453
Construction and development	59,930	34,983
Total commercial loans	127,183	93,275
Retail loans:
One- to four-family first mortgages (1)	16,691	14,714
Home equity	6,029	6,060
Other consumer	606	318
Total retail loans	23,326	21,092
Total loan originations	$150,509	$114,367

(1)	Excludes $21.2 million and $26.1 million in loans originated for sale during the three months ended March 31, 2016 and 2015, respectively.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $7.0 million at March 31, 2016, and $7.2 million at December 31, 2015, respectively. The Company maintained no valuation allowance against its MSRs as of either of those dates. As of March 31, 2016, the Company serviced $1.03 billion in loans for third-party investors compared to $1.04 billion at December 31, 2015. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Deposit Liabilities The Company’s deposit liabilities increased by $14.4 million or 0.8% during the three months ended March 31, 2016. Transaction deposits, which consist of checking, savings, and money market accounts, increased by $10.7 million or 0.9% during the period and certificates of deposit increased by $3.7 million or 0.7%. As noted earlier in this release, the Company increased rates and lengthened maturity terms on certain of the certificates of deposit it offers customers in recent periods. Accordingly, management believes that the average cost of the Company’s certificates of deposit may continue to increase modestly for the foreseeable future, which would have an adverse impact on its net interest margin. Management further believes that the low interest rate environment that has persisted for the past few years has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could also increase the Company’s cost of funds in the future, which would also have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $5.5 million or 1.5% during the three months ended March 31, 2016. This increase was primarily caused by overnight borrowings from the FHLB of Chicago, which were drawn to fund growth in the Company’s earning assets during the period, as previously described. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $12.5 million at March 31, 2016, compared to $3.4 million at December 31, 2015. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity was $284.2 million at March 31, 2016, compared to $279.4 million at December 31, 2015. This increase was due to $4.5 million in net income and a $2.3 million decrease in accumulated other comprehensive loss. These developments were only partially offset by $2.3 million in regular dividends. The decrease in accumulated other comprehensive loss was mostly due to an increase in the fair value of available-for-sale securities, which was caused by a decline in market interest rates during the period. The Company did not repurchase a significant amount of its common stock during the three months ended March 31, 2016. The book value of the Company’s common stock was $6.24 per share at March 31, 2016, compared to $6.15 at December 31, 2015.

On May 2, 2016, the Company’s board of directors declared a $0.055 per share dividend payable on May 30, 2016, to shareholders of record on May 13, 2016. For additional discussion relating to the Company’s ability to pay dividends or repurchase its common stock refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At March 31	At December 31
	2016	2015
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$4,584	$4,915
Commercial real estate	3,820	3,968
Multi-family real estate	292	–
Construction and development	758	766
Total commercial loans	9,454	9,649
Non-accrual retail loans:
One- to four-family first mortgages	2,180	2,703
Home equity	669	703
Other consumer	75	82
Total non-accrual retail loans	2,924	3,488
Total non-accrual loans	12,378	13,137
Accruing loans delinquent 90 days or more (1)	273	484
Total non-performing loans	12,651	13,621
Foreclosed real estate and repossessed assets	3,267	3,306
Total non-performing assets	$15,918	$16,927

Non-performing loans to total loans	0.71%	0.78%
Non-performing assets to total assets	0.63%	0.68%
Interest income that would have been recognized if non-accrual loans had been current (2)	$216	$637
Interest income on non-accrual loans included in interest income (2)	$148	$630

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.

(2) Amounts shown are for the three months ended March 31, 2016, and the twelve months ended December 31, 2015, respectively.

The Company’s non-performing loans were $12.7 million or 0.71% of loans receivable as of March 31, 2016, compared to $13.6 million or 0.78% of loans receivable as of December 31, 2015. Non-performing assets, which includes non-performing loans, were $15.9 million or 0.63% of total assets and $16.9 million or 0.68% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at March 31, 2016, management was closely monitoring $34.6 million in additional loans that were classified as “special mention” and $16.0 million in additional loans that were classified as “substandard” in accordance with the Company’s internal risk rating policy. These amounts compared to $32.4 million and $23.5 million, respectively, as of December 31, 2015. As of March 31, 2016, most of these additional loans that were classified as “special mention” or “substandard” were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of March 31, 2016, although there can be no assurances that the loans will not become impaired in future periods. Loans classified as “substandard” declined during the three months ended March 31, 2016, due to the upgrade or payoff of loans during the period.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$17,641	$22,289
Provision for (recovery of) loan losses	(573)	(964)
Charge-offs:
Commercial and industrial	–	–
Commercial real estate	(20)	–
Multi-family real estate	–	–
Construction and development	–	–
One- to four-family first mortgages	(21)	(78)
Home equity	(35)	(42)
Other consumer	(100)	(158)
Total charge-offs	(176)	(278)
Recoveries:
Commercial and industrial	2	4
Commercial real estate	16	54
Multi-family real estate	30	–
Construction and development	–	–
One- to four-family first mortgages	25	11
Home equity	5	15
Other consumer	14	14
Total recoveries	92	98
Net charge-offs	(84)	(180)
Balance at end of period	16,984	21,145

	March 31	December 31
	2016	2015
Allowance for loan losses to total loans	0.95%	1.01%
Allowance for loan losses to non-performing loans	134.25%	129.51%
Net charge-offs to average loans (1)	0.02%	0.06%

(1)	The rate for the three months ended March 31, 2016, is annualized.

The Company’s allowance for loan losses was $17.0 million or 0.95% of total loans at March 31, 2016, compared to $17.6 million or 1.01% of total loans at December 31, 2015. As a percent of non-performing loans, the Company’s allowance for loan losses was 134.3% at March 31, 2016, compared to 129.5% at December 31, 2015. Management believes the allowance for loan losses at March 31, 2016, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Scheduled payments and maturities of loans and mortgage-related securities are relatively predictable sources of funds. However, cash flows from customer deposits, calls of investment securities (if any), prepayments of loans and mortgage-related securities, loan originations, and draws by borrowers on unused lines of credit are strongly influenced by interest rates, general and local economic conditions, and/or competition in the marketplace. These factors increase the variability of cash flows from these sources of funds.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 11.22% at March 31, 2016, compared to 11.17% at December 31, 2015. The Company is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the FRB. The Company is “well capitalized” for regulatory capital purposes. As of March 31, 2016, the Company had a total risk-based capital ratio of 15.67% and a Tier 1 leverage capital ratio of 11.51%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 5% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Regulatory Capital Requirements” in “Item 1. Financial Statements.”

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of March 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,261,727	–	–	–	$1,261,727
Certificates of deposit	312,674	$223,252	$12,372	–	548,298
Borrowed funds	199,950	108,117	44,751	$25,023	377,841
Operating leases	905	1,167	1,106	2,292	5,470
Purchase obligations	2,640	5,280	1,320	–	9,240
Deferred retirement plans and deferred compensation plans	781	1,582	2,267	3,713	8,343

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of March 31, 2016:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$147,817	–	–	–	$147,817
Commercial loans	6,005	–	–	–	6,005
Standby letters of credit	3,875	$680	$275	–	4,830
Multi-family and commercial real estate loans	344,839	–	–	–	344,839
Residential real estate loans	31,905	–	–	–	31,905
Revolving home equity and credit card lines	164,471	–	–	–	164,471
Net commitments to sell mortgage loans	19,626	–	–	–	19,626

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At March 31, 2016, the Company had forward commitments to sell one- to four-family mortgage loans of $19.6 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of March 31, 2016.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2016, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	March 31, 2016
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
Loans receivable:	(Dollars in thousands)
Commercial loans:
Fixed	$39,942	$50,888	$150,036	$84,870	$19,531	$338,267
Adjustable	661,781	55,063	55,322	15,379	372	787,917
Retail loans:
Fixed	18,094	37,232	72,131	43,913	69,542	240,912
Adjustable	116,071	123,390	77,538	67,010	46,607	430,616
Interest-earning deposits	7,753	–	–	–	–	7,753
Mortgage-related securities:
Fixed	37,585	93,725	177,497	105,832	89,232	503,871
Adjustable	16,253	–	–	–	–	16,253
Other interest-earning assets	18,408	–	–	–	–	18,408
Total interest-earning assets	908,887	360,298	532,524	317,004	225,284	2,343,997

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	219,617	219,617
Interest-bearing demand accounts	–	–	–	–	266,201	266,201
Savings accounts	–	–	–	–	224,181	224,181
Money market accounts	551,728	–	–	–	–	551,728
Certificates of deposit	81,428	233,671	220,828	12,372	–	548,299
Advance payments by borrowers
for taxes and insurance	–	12,546	–	–	–	12,546
Borrowings	160,287	41,040	100,136	53,211	23,167	377,841
Total non-interest- and interest- bearing liabilities	793,443	287,257	320,964	65,583	733,166	2,200,413
Interest rate sensitivity gap	$115,444	$73,041	$211,560	$251,421	$(507,882)	$143,584
Cumulative interest rate sensitivity gap	$115,444	$188,485	$400,045	$651,466	$143,584
Cumulative interest rate sensitivity gap
as a percent of total assets	4.56%	7.44%	15.79%	25.72%	5.67%
Cumulative interest-earning assets as a
percentage of non-interest- and interest-bearing liabilities	114.55%	117.44%	128.54%	144.40%	106.53%

Based on the above gap analysis, at March 31, 2016, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year net interest income could be favorably impacted by an increase in market interest rates. Alternatively, net interest income could be unfavorably impacted by a decrease in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Annual Report on Form 10-K.

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

The following table presents the estimated present value ratio over a range of interest rate change scenarios at March 31, 2016. The present value ratio is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of the
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$330,313	$17,982	5.8%	13.8%	13.2%
+300	330,399	18,068	5.8	13.6	11.2
+200	327,133	14,802	4.7	13.2	8.3
+100	317,578	5,247	1.7	12.6	3.4
0	312,331	–	–	12.2	–
-100	339,311	26,980	8.6	13.0	6.6

Based on the above analysis, the Company’s present value ratio is not expected to be materially impacted by changes in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Annual Report on Form 10-K.

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

PART II

Item 1A. Risk Factors

Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2015 Annual Report on Form 10-K. Refer also to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement" in Part I, Item 2, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following discloses information regarding the shares of the Company’s common stock repurchased by the Company during the first quarter of fiscal 2016, all of which were purchased pursuant to stock repurchase plans authorized by its board of directors.

Period	Shares Purchased	Average Price per Share	Shares Purchased as Part of Announced Plans	Shares Remaining to be Purchased Under Announced Plans (1)
January 2016	500	$7.28	500	869,442
February 2016	5,281	7.31	5,281	994,719
March 2016	–	–	–	994,719
Total/Average	5,781	$7.30	5,781

(1)	Shares purchased in January 2016 were purchased under a stock repurchase plan that expired on February 2, 2016. Shares purchased after January 2016 were purchased under a stock repurchase plan that was approved by the Company’s board of directors on February 1, 2016.

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	May 3, 2016	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	May 3, 2016	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended March 31, 2016

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X