Form 10-Q
period 2016-06-30
BANK MUTUAL CORP
filed 2016-08-02
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36528

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes    ☐                     No   ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,590,282 shares, at August 1, 2016.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	June 30	December 31
	2016	2015
	(Dollars in thousands)
Assets

Cash and due from banks	$29,753	$27,971
Interest-earning deposits	11,454	16,530
Cash and cash equivalents	41,207	44,501
Mortgage-related securities available-for-sale, at fair value	413,871	407,874
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $114,479 in 2016 and $121,641 in 2015)	110,474	120,891
Loans held-for-sale	5,453	3,350
Loans receivable (net of allowance for loan losses of $17,962 in 2016 and $17,641 in 2015)	1,858,059	1,740,018
Mortgage servicing rights, net	6,834	7,205
Other assets	184,244	178,328

Total assets	$2,620,142	$2,502,167

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$1,836,737	$1,795,591
Borrowings	422,554	372,375
Advance payments by borrowers for taxes and insurance	19,921	3,382
Other liabilities	54,084	51,425
Total liabilities	2,333,296	2,222,773
Shareholders’ equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2016 and 2015 Issued and outstanding–none in 2016 and 2015	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2016 and 2015 Issued–78,783,849 shares in 2016 and 2015
Outstanding–45,590,282 shares in 2016 and 45,443,548 in 2015	788	788
Additional paid-in capital	485,041	486,273
Retained earnings	168,121	164,482
Accumulated other comprehensive loss	(6,271)	(9,365)
Treasury stock–33,193,567 shares in 2016 and 33,340,301 in 2015	(360,833)	(362,784)
Total shareholders’ equity	286,846	279,394

Total liabilities and shareholders’ equity	$2,620,142	$2,502,167

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30
	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Loans	$17,360	$16,337
Mortgage-related securities	2,722	2,871
Investment securities	119	57
Interest-earning deposits	10	6
Total interest income	20,211	19,271
Interest expense:
Deposit liabilities	1,446	1,152
Borrowings	1,247	1,157
Total interest expense	2,693	2,309
Net interest income	17,518	16,962
Provision for (recovery of) loan losses	1,164	(752)
Net interest income after recovery of loan losses	16,354	17,714
Non-interest income:
Deposit-related fees and charges	2,928	2,949
Loan-related fees	1,607	490
Brokerage and insurance commissions	846	822
Mortgage banking revenue, net	1,142	974
Income from bank-owned life insurance (“BOLI”)	463	473
Gain on real estate held for investment	–	154
Other non-interest income	23	45
Total non-interest income	7,009	5,907
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,236	11,066
Occupancy, equipment, and data processing costs	3,284	3,315
Advertising and marketing	970	555
Federal insurance premiums	383	358
Losses (gains) and expenses on foreclosed real estate, net	(131)	393
Other non-interest expense	2,327	2,255
Total non-interest expense	17,069	17,942
Income before income taxes	6,294	5,679
Income tax expense	2,345	2,090

Net income	$3,949	$3,589

Per share data:
Earnings per share–basic	$0.09	$0.08
Earnings per share–diluted	$0.09	$0.08
Cash dividends per share paid	$0.055	$0.050

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30
	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Loans	$34,296	$32,854
Mortgage-related securities	5,983	5,713
Investment securities	221	104
Interest-earning deposits	18	10
Total interest income	40,518	38,681
Interest expense:
Deposit liabilities	2,851	2,246
Borrowings	2,500	2,309
Total interest expense	5,351	4,555
Net interest income	35,167	34,126
Provision for (recovery of) loan losses	591	(1,716)
Net interest income after recovery of loan losses	34,576	35,842
Non-interest income:
Deposit-related fees and charges	5,693	5,752
Loan-related fees	2,865	927
Brokerage and insurance commissions	1,714	1,988
Mortgage banking revenue, net	1,967	1,841
Income from bank-owned life insurance (“BOLI”)	927	942
Loss on real estate held for investment	–	(166)
Other non-interest income	88	170
Total non-interest income	13,254	11,454
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	20,703	22,230
Occupancy, equipment, and data processing costs	6,816	7,115
Advertising and marketing	1,555	868
Federal insurance premiums	805	728
Losses (gains) and expenses on foreclosed real estate, net	(89)	539
Other non-interest expense	4,697	4,520
Total non-interest expense	34,487	36,000
Income before income taxes	13,343	11,296
Income tax expense	4,921	4,154

Net income	$8,422	$7,142

Per share data:
Earnings per share–basic	$0.18	$0.15
Earnings per share–diluted	$0.18	$0.15
Cash dividends per share paid	$0.105	$0.090

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended June 30
	2016	2015
	(Dollars in thousands)

Net income	$3,949	$3,589
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $511 in 2016 and $(984) in 2015	763	(1,469)
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $(27)	(40)	–
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $33 in 2016 and $271 in 2015	50	409
Total other comprehensive income (loss), net of tax	773	(1,060)

Total comprehensive income	$4,722	$2,529

	Six Months Ended June 30
	2016	2015
	(Dollars in thousands)

Net income	$8,422	$7,142
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $2,138 in 2016 and $(567) in 2015	3,191	(846)
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $(133)	(198)	–
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $67 in 2016 and $536 in 2015	101	804
Total other comprehensive income (loss), net of tax	3,094	(42)

Total comprehensive income	$11,516	$7,100

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2016	$788	$486,273	$164,482	$(9,365)	$(362,784)	–	$279,394
Net income	–	–	8,422	–	–	–	8,422
Other comprehensive income	–	–	–	3,094	–	–	3,094
Purchase of treasury stock	–	–	–	–	(221)	–	(221)
Issuance of restricted stock	–	(1,469)	–	–	1,469	–	–
Exercise of stock options	–	(422)	–	–	703	–	281
Share based payments	–	659	–	–	–	–	659
Cash dividends ($0.105 per share)	–	–	(4,783)	–	–	–	(4,783)

Balance at June 30, 2016	$788	$485,041	$168,121	$(6,271)	$(360,833)	–	$286,846

Balance at January 1, 2015	$788	$488,467	$159,065	$(11,136)	$(356,467)	$3,774	$284,491
Net income	–	–	7,142	–	–	–	7,142
Other comprehensive income	–	–	–	(42)	–	–	(42)
Decrease in non-controlling interest in real estate partnership	–	–	–	–	–	(3,774)	(3,774)
Purchase of treasury stock	–	–	–	–	(5,605)	–	(5,605)
Issuance of restricted stock	–	(2,366)	–	–	2,366	–	–
Exercise of stock options	–	(558)	–	–	884	–	326
Share based payments	–	697	–	–	–	–	697
Cash dividends ($0.09 per share)	–	–	(4,196)	–	–	–	(4,196)

Balance at June 30, 2015	$788	$486,240	$162,011	$(11,178)	$(358,822)	–	$279,039

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2016	2015
	(Dollars in thousands)
Operating activities:
Net income	$8,422	$7,142
Adjustments to reconcile net income to net cash from operating activities:
Provision for (recovery of) loan losses	591	(1,716)
Loss (gain) on foreclosed real estate, net	(299)	328
Provision for depreciation	1,667	1,576
Amortization of mortgage servicing rights	987	1,000
Net premium amortization on securities	1,326	1,020
Loans originated for sale	(64,548)	(56,595)
Proceeds from loan sales	63,500	56,947
Gain on loan sales activities, net	(1,671)	(1,499)
Deferred income tax expense	2,047	3,857
Loss on real estate held for investment	–	166
Other, net	(7,324)	(10,239)
Net cash provided by operating activities	4,698	1,987
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	54,470	54,438
Principal repayments on mortgage-related securities held-to-maturity	10,092	1,141
Purchases of mortgage-related securities available-for-sale	(56,137)	(149,257)
Purchases of FHLB of Chicago stock	(774)	(1,992)
Net (increase) decrease in loans receivable	(119,531)	3,377
Proceeds from sale of foreclosed properties	1,735	1,713
Proceeds from sale of real estate held for investment	–	427
Net purchases of premises and equipment	(988)	(1,943)
Net cash used by investing activities	(111,133)	(92,096)
Financing activities:
Net increase in deposit liabilities	41,146	13,312
Net increase in short-term borrowings	75,000	77,200
Repayments of long-term borrowings	(24,821)	(640)
Net increase in advance payments by borrowers for taxes and insurance	16,539	16,288
Cash dividends	(4,783)	(4,196)
Purchases of treasury stock	(221)	(5,605)
Other, net	281	410
Net cash provided by financing activities	103,141	96,769
Increase (decrease) in cash and cash equivalents	(3,294)	6,660
Cash and cash equivalents at beginning of period	44,501	46,177
Cash and cash equivalents at end of period	$41,207	$52,837
Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$5,282	$4,323
Income taxes	938	1,282
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	899	1,151

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

In 2014 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the recognition of revenue from contracts with customers. In 2015 the FASB deferred the effective date one year from the date in the original guidance. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, which will be the first quarter of 2019 for the Company. In 2016 the FASB issued two new pronouncements to amend and clarify the original guidance with no change to the effective date. The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

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

In 2016 the FASB issued new accounting guidance related to the measurement of credit losses on financial instruments. The new guidance replaces the current methodology of measuring credit losses based on incurred losses at the balance sheet date with a methodology that measures credit losses based on the current estimate of expected credit losses. For the Company this guidance is effective for periods beginning after December 15, 2019, which will be the first quarter of 2020. Management has not yet completed the complex analysis required to determine the impact adoption of this new guidance could have on the Company’s results of operations or financial condition.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$208,327	$3,543	$(3)	$211,867
Federal National Mortgage Association	177,429	3,070	(124)	180,375
Government National Mortgage Association	2,518	28	–	2,546
Private-label CMOs	19,061	307	(285)	19,083
Total available-for-sale	$407,335	$6,948	$(412)	$413,871
Securities held-to-maturity:
Federal National Mortgage Association	$110,474	$4,005	–	$114,479
Total held-to-maturity	$110,474	$4,005	–	$114,479

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$215,255	$1,823	$(800)	$216,278
Federal National Mortgage Association	169,792	853	(874)	169,771
Government National Mortgage Association	21	3	–	24
Private-label CMOs	21,600	446	(245)	21,801
Total available-for-sale	$406,668	$3,125	$(1,919)	$407,874
Securities held-to-maturity:
Federal National Mortgage Association	$120,891	$750	–	$121,641
Total held-to-maturity	$120,891	$750	–	$121,641

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	June 30, 2016
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	–	–	–	$3	1	$193	$3	$193
Federal National Mortgage Association	$62	1	$3,005	62	5	16,681	124	19,686
Private-label CMOs	6	3	2,991	279	11	10,786	285	13,777
Total available-for-sale	$68	4	$5,996	$344	17	$27,660	$412	$33,656

	December 31, 2015
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
:	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$777	17	$107,807	$23	3	$7,937	$800	$115,744
Federal National Mortgage Association	634	16	79,273	240	4	10,679	874	89,952
Private-label CMOs	1	1	1,357	244	10	10,574	245	11,931
Total available-for-sale	$1,412	34	$188,437	$507	17	$29,190	$1,919	$217,627

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of June 30, 2016, and December 31, 2015. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label collateralized mortgage obligations (“CMOs”), a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of June 30, 2016, and December 31, 2015, the Company had private-label CMOs, with a fair value of $13,696 and $15,725, respectively, and unrealized gains of $84 and $237, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated for private label CMOs, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Beginning balance of unrealized OTTI related to credit losses	$557	$692	$592	$789
Reductions for increase in cash flows expected to be received	(35)	(35)	(70)	(132)
Ending balance of unrealized OTTI related to credit losses	$522	$657	$522	$657
Adjusted cost at end of period	$3,810	$4,911	$3,810	$4,911
Estimated fair value at end of period	$4,098	$5,390	$4,098	$5,390

Results of operations included no gross realized gains or losses on the sale of securities during the three and six months ended June 30, 2016 or 2015.

Mortgage-related securities available-for-sale with a fair value of approximately $86,952 and $67,923 at June 30, 2016, and December 31, 2015, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	June 30	December 31
	2016	2015
Commercial loans:
Commercial and industrial	$233,597	$235,313
Commercial real estate	332,514	299,550
Multi-family real estate	517,703	409,674
Construction and development loans:
Commercial real estate	34,001	28,156
Multi-family real estate	263,701	291,380
Land and land development	10,583	11,143
Total construction and development	308,285	330,679
Total commercial loans	1,392,099	1,275,216
Retail loans:
One- to four-family first mortgages:
Permanent	449,800	461,797
Construction	40,106	42,357
Total one- to four-family first mortgages	489,906	504,154
Home equity loans:
Fixed term home equity	114,695	122,985
Home equity lines of credit	72,569	75,261
Total home equity loans	187,264	198,246
Other consumer loans:
Student	7,490	8,129
Other	11,336	11,678
Total other consumer loans	18,826	19,807
Total retail loans	695,996	722,207
Gross loans receivable	2,088,095	1,997,423
Undisbursed loan proceeds	(210,269)	(238,124)
Allowance for loan losses	(17,962)	(17,641)
Deferred fees and costs, net	(1,805)	(1,640)
Total loans receivable, net	1,858,059	$1,740,018

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At June 30, 2016, and December 31, 2015, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $563,000 and $496,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,016,474 and $1,038,588 at June 30, 2016, and December 31, 2015, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

	At or for the Six Months Ended June 30, 2016
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$3,658	$4,796	$3,337	$2,835	$1,835	$1,180	$17,641
Provision (recovery)	(337)	(487)	1,564	(369)	133	87	591
Charge-offs	–	(99)	–	–	(84)	(223)	(406)
Recoveries	4	19	30	–	33	50	136
Ending balance	$3,325	$4,229	$4,931	$2,466	$1,917	$1,094	$17,962
Loss allowance individually evaluated for impairment	$196	–	–	–	–	–	$196
Loss allowance collectively evaluated for impairment	$3,129	$4,229	$4,931	$2,466	$1,917	$1,094	$17,766

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$8,632	$6,391	$3,993	$2,021	$3,511	$876	$25,424
Loans collectively evaluated for impairment	224,965	326,123	513,710	116,299	466,091	205,214	1,852,402
Total loans receivable	$233,597	$332,514	$517,703	$118,320	$469,602	$206,090	$1,877,826

	At or for the Six Months Ended June 30, 2015
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Provision (recovery)	33	(370)	(1,678)	60	(253)	492	(1,716)
Charge-offs	(74)	(69)	–	–	(218)	(348)	(709)
Recoveries	6	83	–	–	41	46	176
Ending balance	$2,314	$6,524	$4,400	$2,861	$2,574	$1,367	$20,040
Loss allowance individually evaluated for impairment	–	$262	$621	–	–	–	$883
Loss allowance collectively evaluated for impairment	$2,314	$6,262	$3,779	$2,861	$2,574	$1,367	$19,157

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$8,032	$9,815	$9,538	$2,136	$4,786	$549	$34,856
Loans collectively evaluated for impairment	202,658	263,403	339,750	111,473	470,984	226,709	1,614,977
Total loans receivable	$210,690	$273,218	$349,288	$113,609	$475,770	$227,258	$1,649,833

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in net charge-offs, real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in an increase (decrease) in the total allowance for loan losses of $1,149 and $660 during the three and six months ended June 30, 2016, and of $(1,097) and $(2,228) during the three and six months ended June 30, 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	June 30, 2016
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Commercial and industrial:
Term loans	–	–	–	–	–
Lines of credit	$1,898	$1,960	$196	$3,042	$52
Total commercial and industrial	1,898	1,960	196	3,042	52
Commercial real estate:
Office	–	–	–	–	–
Retail/wholesale/mixed	–	–	–	–	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–	–	–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$1,898	$1,960	$196	$3,042	$52

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$92	$107	–	$105	$3
Lines of credit	2,273	2,352	–	1,440	61
Total commercial and industrial	2,365	2,459	–	1,545	64
Commercial real estate:
Office	2,043	2,418	–	2,084	76
Retail/wholesale/mixed	1,472	2,254	–	1,549	58
Industrial/warehouse	187	265	–	191	7
Other	2	153	–	7	7
Total commercial real estate	3,704	5,090	–	3,831	148
Multi-family real estate	286	292	–	193	12
Construction and development:
Commercial real estate	548	597	–	581	–
Multi-family real estate	–	–	–	–	–
Land and land development	157	215	–	162	8
Total construction and development	705	812	–	743	8
One- to four-family	2,764	3,132	–	2,549	31
Home equity and other consumer:
Home equity	816	898	–	729	6
Student	–	–	–	–	–
Other	60	166	–	72	1
Total home equity and other consumer	876	1,064	–	801	7
Total with no allowance recorded	$10,700	$12,849	–	$9,662	$270

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	June 30, 2016
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$65,776	$6,846	$110	$665	$73,397
Lines of credit	116,310	34,189	1,734	7,967	160,200
Total commercial and industrial	182,086	41,035	1,844	8,632	233,597
Commercial real estate:
Office	100,397	4,634	14,517	2,043	121,591
Retail/wholesale/mixed use	109,709	27,050	14,566	3,896	155,221
Industrial/warehouse	43,341	4,325	–	450	48,116
Other	7,584	–	–	2	7,586
Total commercial real estate	261,031	36,009	29,083	6,391	332,514
Multi-family real estate	505,841	–	7,869	3,993	517,703
Construction and development:
Commercial real estate	6,541	–	–	548	7,089
Multi-family real estate	100,666	–	–	–	100,666
Land and land development	8,901	191	–	1,473	10,565
Total construction/development	116,108	191	–	2,021	118,320
One- to four-family	463,781	441	1,869	3,511	469,602
Home equity and other consumer:
Home equity	186,448	–	–	816	187,264
Student	7,490	–	–	–	7,490
Other	11,276	–	–	60	11,336
Total home equity and other consumer	205,214	–	–	876	206,090
Total	$1,734,061	$77,676	$40,665	$25,424	$1,877,826

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at June 30, 2016, or December 31, 2015. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at June 30, 2016, or December 31, 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	June 30, 2016
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	$128	–	$31	$159	$73,238	$73,397	$92
Lines of credit	–	–	–	–	160,200	160,200	4,171
Total commercial and industrial	128	–	31	159	233,438	233,597	4,263
Commercial real estate:
Office	1,725	–	–	1,725	119,866	121,591	2,043
Retail/wholesale/mixed	–	–	592	592	154,629	155,221	1,472
Industrial/warehouse	187	–	–	187	47,929	48,116	187
Other	–	–	–	–	7,586	7,586	2
Total commercial real estate	1,912		592	2,504	330,010	332,514	3,704
Multi-family real estate	469	–	–	469	517,234	517,703	286
Construction and development:
Commercial real estate	–	–	548	548	6,541	7,089	548
Multi-family real estate	–	–	–	–	100,666	100,666	–
Land and land development	473	–	–	473	10,092	10,565	157
Total construction	473	–	548	1,021	117,299	118,320	705
One- to four-family	6,394	$1,711	2,700	10,805	458,797	469,602	2,764
Home equity and other consumer:
Home equity	437	100	816	1,353	185,911	187,264	816
Student	203	121	239	563	6,927	7,490	–
Other	69	63	60	192	11,144	11,336	60
Total home equity and other consumer	709	284	1,115	2,108	203,982	206,090	876
Total	$10,085	$1,995	$4,986	$17,066	$1,860,760	$1,877,826	$12,598

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

As of June 30, 2016, and December 31, 2015, $239 and $484 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of June 30, 2016, and December 31, 2015, TDRs were $8,264 and $8,704, respectively, and consisted primarily of commercial and industrial and one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $2,900 and $2,558, respectively. Additions to TDRs during the six months ended June 30, 2016 and 2015, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these six months ended June 30, 2016, and twelve months ended June 30, 2015, were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Six Months Ended June 30
	2016	2015
MSRs at beginning of the period, net	$7,205	$7,867
Additions	616	623
Amortization	(987)	(1,000)
MSRs at end of the period, net	$6,834	$7,490

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for six months ending December 31:	2016	$701
Estimate for years ending December 31:	2017	1,190
	2018	1,003
	2019	816
	2020	661
	2021	591
	Thereafter	1,872
	Total	$6,834

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of June 30, 2016. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	June 30	December 31
	2016	2015
Accrued interest:
Loans receivable	$5,030	$4,894
Mortgage-related securities	1,112	1,141
Total accrued interest	6,142	6,035
Foreclosed properties and repossessed assets:
Commercial real estate	1,355	1,685
Land and land development	746	747
One-to four-family	667	874
Total foreclosed properties and repossessed assets	2,768	3,306
Bank-owned life insurance	62,593	61,656
Premises and equipment, net	48,458	49,218
Federal Home Loan Bank stock, at cost	18,365	17,591
Deferred tax asset, net	13,262	16,485
Other assets	32,656	24,037
Total other assets	$184,244	$178,328

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

5. Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,012 and $2,576 at June 30, 2016, and December 31, 2015, respectively.

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	June 30	December 31
	2016	2015
Checking accounts:
Non-interest-bearing	$236,252	$213,761
Interest-bearing	269,860	277,606
Total checking accounts	506,112	491,367
Money market accounts	555,549	542,020
Savings accounts	228,520	217,633
Certificates of deposit:
Due within one year	334,844	282,584
After one but within two years	155,504	182,599
After two but within three years	48,687	61,806
After three but within four years	5,772	15,373
After four but within five years	1,749	2,209
Total certificates of deposits	546,556	544,571
Total deposit liabilities	$1,836,737	$1,795,591

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	June 30, 2016		December 31, 2015
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$205,000	0.30%	$130,000	0.16%
FHLB term advances maturing in:
2016	60,000	0.59	75,950	0.63
2017	53,866	1.19	56,183	1.20
2018	32,211	2.21	34,607	2.18
2019	17,834	3.04	19,127	2.98
2020	25,448	3.67	26,853	3.62
2021	15,673	3.01	16,971	2.97
Thereafter	12,522	4.55	12,684	4.55
Total borrowings	$422,554	1.15%	$372,375	1.27%

All of the Company’s term advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

7. Borrowings (continued)

As discussed in Note 12, “Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments,” the Company has entered into cash flow hedges using interest rate swaps to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. Two advances maturing in July 2016 of $10,000 each have corresponding pay-fixed interest rate swaps that mature in 2018 and 2019, respectively. Although these advances have stated interest rates of 0.45%, they have effective interest rates including the impact of the interest rate swaps of 1.09% and 1.35%, respectively. However, these advances have been included in the table, above, at their contractual rates and maturities. If they had been included in the table at their hedge-adjusted rates and maturities, the advances reported as maturing in 2018 and 2019 would have each been $10,000 higher and the weighted average rates for those maturity years would have been 1.94% and 2.43% as of June 30, 2016, respectively. Furthermore, the weighted average rate reported for total borrowings would have been 1.18% as of the same date.

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

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

8. Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies and as defined in applicable regulations. Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of June 30, 2016, and December 31, 2015, the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated.

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
As of June 30, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio
At the Company:
Total risk-weighted capital	$303,819	15.32%	$158,633	8.00%	$198,291	10.00%
Tier 1 risk-weighted capital	285,857	14.42	118,975	6.00	158,633	8.00
CET1 risk-weighted capital	285,857	14.42	89,231	4.50	128,889	6.50
Tier 1 leverage capital	285,857	11.29	101,312	4.00	126,640	5.00
At the Bank:
Total risk-weighted capital	$277,153	13.98%	$158,613	8.00%	$198,266	10.00%
Tier 1 risk-weighted capital	259,191	13.07	118,960	6.00	158,613	8.00
CET1 risk-weighted capital	259,191	13.07	89,220	4.50	128,873	6.50
Tier 1 leverage capital	259,191	10.14	102,282	4.00	127,853	5.00

As of December 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
At the Company:
Total risk-weighted capital	$296,709	15.83%	$149,922	8.00%	$187,402	10.00%
Tier 1 risk-weighted capital	279,068	14.89	112,441	6.00	149,922	8.00
CET1 risk-weighted capital	279,068	14.89	84,331	4.50	121,811	6.50
Tier 1 leverage capital	279,068	11.37	98,197	4.00	122,747	5.00
At the Bank:
Total risk-weighted capital	$272,568	14.55%	$149,900	8.00%	$187,375	10.00%
Tier 1 risk-weighted capital	254,927	13.61	112,425	6.00	149,900	8.00
CET1 risk-weighted capital	254,927	13.61	84,319	4.50	121,794	6.50
Tier 1 leverage capital	254,927	10.48	97,328	4.00	121,660	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Net income	$3,949	$3,589	$8,422	$7,142
Weighted average shares outstanding	45,047,410	45,960,012	45,058,399	46,099,294
Vested restricted stock for period	118,509	65,934	105,025	57,458
Basic shares outstanding	45,165,919	46,025,946	45,163,424	46,156,752
Net dilutive effect of:
Stock option shares	412,784	364,640	399,451	351,327
Non-vested restricted stock	54,410	36,288	50,799	33,265
Diluted shares outstanding	45,633,113	46,426,874	45,613,674	46,541,344
Basic earnings per share	$0.09	$0.08	$0.18	$0.15
Diluted earnings per share	$0.09	$0.08	$0.18	$0.15

The Company had stock options for 362,534 and 361,000 shares outstanding as of June 30, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These options had weighted average exercise prices of $8.17 and $8.07 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $210 and $214 during the three months ended June 30, 2016 and 2015, respectively, and $425 and $408 during the six months ended June 30, 2016 and 2015, respectively.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

10. Employee Benefit Plans (continued)

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Service cost	–	$242	–	$484
Interest cost	$669	660	$1,338	1,320
Expected return on plan assets	(861)	(735)	(1,722)	(1,470)
Amortization of net loss from earlier periods	57	656	114	1,312
Net periodic benefit cost	$(135)	$823	$(270)	$1,646

The following table summarizes the supplemental plan’s net periodic costs for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest cost	$93	$99	$186	$198
Amortization of net loss from earlier periods	26	23	52	46
Net periodic benefit cost	$119	$122	$238	$244

A contribution of $650,000 to the qualified plan is expected to be made in the third quarter of 2016. This contribution was determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2016. No contribution is necessary for the supplemental plan.

11. Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). Options and restricted stock granted under the 2004 Plan vested over five years and options had expiration terms of ten years. No further awards may be made under the 2004 Plan.

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of June 30, 2016, 2,497,600 shares remain eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $204 and $201 for the three months ended June 30, 2016 and 2015, respectively. The amount amortized to expense was $479 and $405 for the six months ended June 30, 2016 and 2015, respectively. Outstanding non-vested restricted stock grants had a fair value of $2,286 and an unamortized cost of $1,986 at June 30, 2016. The cost of these shares is expected to be recognized over a weighted-average period of 1.31 years.

During the three months ended June 30, 2016 and 2015, the Company recorded stock option compensation expense of $90 and $102, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded stock option compensation expense of $180 and $207, respectively. As of June 30, 2016, there was $611 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.07 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Six Months Ended June 30
	2016		2015
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,421,500	$5.4378	1,631,000	$5.2980
Granted	56,300	7.2900	37,000	6.7000
Exercised	(57,334)	4.9148	(71,900)	4.5487
Forfeited	(5,132)	6.1322	(16,600)	5.5808
Outstanding at end of period	1,415,334	$5.5301	1,579,500	$5.3619

The following table provides additional information regarding the Company’s outstanding options as of June 30, 2016.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	1.8	–	–	32,000	–
$12.025	2.1	–	–	50,000	–
$7.226	3.8	–	–	50,000	$23
$4.740	4.5	–	–	70,000	206
$5.050	4.5	–	–	236,000	621
$4.300	4.7	–	–	25,000	85
$3.720	5.1	2,500	$10	10,000	40
$3.390	5.5	65,000	279	243,000	1,042
$3.800	5.8	2,000	8	8,000	31
$4.820	6.6	95,200	272	148,600	425
$5.360	6.8	8,000	19	12,000	28
$5.700	6.9	8,000	16	12,000	24
$6.340	7.1	6,000	8	4,000	5
$7.170	7.6	109,800	56	77,100	39
$6.010	7.8	4,500	8	3,000	5
$5.850	7.9	6,666	12	13,334	24
$6.100	8.1	13,333	21	6,667	11
$6.700	8.6	19,996	20	10,338	10
$7.190	9.1	7,000	3	–	–
$7.290	9.6	56,300	22	–	–
Total		404,295	$754	1,011,039	$2,619
Weighted-average remaining contractual life		7.3 years		5.3 years
Weighted-average exercise price		$5.8175		$5.4152

There were 57,334 options exercised during the six months ended June 30, 2016, which had an intrinsic value of $155. There were 71,900 options exercised during the six months ended June 30, 2015, which had an intrinsic value of $190. The weighted average grant date fair value of non-vested options at June 30, 2016, was $1.75 per share. During the six months ended June 30, 2016, options for 56,300 shares were granted, options for 243,038 shares became vested, and 5,132 non-vested options shares were forfeited.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 56,300 options granted during the six month period ended June 30, 2016: risk free rate of 1.80%, dividend yield of 2.74%, expected stock volatility of 31%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.28 per option using these assumptions. The following weighted-average assumptions were used to value 37,000 options granted during the six month period ended June 30, 2015: risk free rate of 1.75%, dividend yield of 2.40%, expected stock volatility of 34%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.09 per option using these assumptions.

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

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	June 30	December 31
	2016	2015
Unused commercial lines of credit	$158,779	$146,183
Commercial loans	10,034	6,772
Standby letters of credit	4,359	4,458
Real estate loan commitments:
Fixed rate	62,917	36,921
Adjustable rate	349,040	308,173
Unused consumer lines of credit	165,730	164,989

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses interest rate lock commitments (“IRLCs”) and forward commitments to sell loans to manage interest rate risk associated with its loan sales activities, both of which are considered to be free-standing derivative financial instruments under GAAP. Changes in the fair value of the derivative instruments are recognized currently through earnings. During the three months ended June 30, 2016 and 2015, net unrealized gains (losses) of $(42) and $170, respectively, were recognized in net gain on loan sales activities on these derivative instruments. During the six months ended June 30, 2016 and 2015, net unrealized gains of $36 and $206, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains (losses) of $96 and $16 on loans held-for-sale for the three months ended June 30, 2016 and 2015, respectively, and $137 and $(80) for the six month ended June 30, 2016 and 2015, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are free-standing derivative instruments under GAAP. As such, changes in the fair value of these derivative instruments are recognized currently through earnings. During the three months ended June 30, 2016 and 2015, net unrealized gains of $85 and $205, respectively, and net losses of $85 and $205, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees. During the six months ended June 30, 2016 and 2015, net unrealized gains of $453 and $55, respectively, and net losses of $453 and $55, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

The Company also enters into interest rate swap arrangements to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. These interest rate swaps have been designated as forecasted transaction cash flow hedges by management (refer to Note 7, “Borrowings”). As such, the effective portion of the change in the fair value of these derivatives is recorded in other comprehensive income and the ineffective portion was recorded in interest expense. During the three and six months ended June 30, 2016, $40 and $198 in unrealized loss net of tax related to interest rate swaps was recorded in other comprehensive income, respectively. There was no net unrealized gain or loss related to interest rate swaps recorded in other comprehensive income during the three and six months ended June 30, 2015. There was no ineffective portion of this hedge for any of these periods.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	June 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$20,027	$573	$7,961	$166
Forward commitments to sell loans	20,744	(446)	9,543	(72)
Embedded free-standing derivatives on commercial loans	23,283	1,157	23,559	705
Receive-fixed free-standing interest rate swaps	195,126	12,183	82,780	2,648
Pay-fixed free-standing interest rate swaps	218,409	(13,340)	106,339	(3,353)
Pay-fixed cash flow hedge interest rate swaps	20,000	(331)	20,000	–
Net unrealized gains (losses)		$(204)		$94

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the six months ended June 30, 2016.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of June 30, 2016:

	Weighted- Average	Range
Loan size	$116	$1-$417
Contractual interest rate	3.72%	2.50%-7.10%
Constant prepayment rate (“CPR”)	13.12%	2.56%-24.19%
Remaining maturity in months	218	2-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.17%	9.13%-10.88%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at June 30, 2016, or December 31, 2015. Accordingly, the Company had no valuation allowance as of June 30, 2016, or December 31, 2015.

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

Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments Off-balance sheet financial instruments consist of commitments to extend credit, IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives related to certain commercial loan relationships. Commitments to extend credit that are not IRLCs generally carry variable rates of interest. As such, the fair value of these instruments is not material. The Company considers the fair value of these instruments to be Level 2 in the fair value hierarchy. The carrying value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives is equal to their fair value. For IRLCs and forward commitments, the fair value is the difference between the current market prices for securities collateralized by similar loans and the notional amounts of the IRLCs and forward commitments. The fair value of the Company’s interest rate swaps and embedded derivatives is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance or credit risk component. The Company considers the fair value of IRLCs, forward commitments to sell loans, interest rate swaps, and embedded derivatives to be Level 2 in the fair value hierarchy.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	June 30 2016		December 31 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$41,207	$41,207	$44,501	$44,501
Mortgage related securities available-for-sale	413,871	413,871	407,874	407,874
Mortgage related securities held-to-maturity	110,474	114,479	120,891	121,641
Loans held-for-sale	5,453	5,453	3,350	3,350
Loans receivable, net	1,858,059	1,876,576	1,740,018	1,751,670
Mortgage servicing rights, net	6,834	7,358	7,205	9,455
Federal Home Loan Bank stock	18,365	18,365	17,591	17,591
Accrued interest receivable	6,142	6,142	6,035	6,035
Deposit liabilities	1,836,737	1,819,919	1,795,591	1,786,934
Borrowings	422,554	431,592	372,375	378,266
Advance payments by borrowers	19,921	19,921	3,382	3,382
Accrued interest payable	1,145	1,145	1,091	1,091
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments	573	573	166	166
Forward commitments to sell loans	(446)	(446)	(72)	(72)
Embedded free-standing derivatives on commercial loans	1,157	1,157	705	705
Receive-fixed free-standing interest rate swaps	12,183	12,183	2,648	2,648
Pay-fixed free-standing interest rate swaps	(13,340)	(13,340)	(3,353)	(3,353)
Pay-fixed cash flow hedge interest rate swaps	(331)	(331)	–	–

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At June 30, 2016
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$5,453	–	$5,453
Mortgage-related securities available-for-sale	–	413,871	–	413,871

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,350	–	$3,350
Mortgage-related securities available-for-sale	–	407,874	–	407,874

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At June 30, 2016, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 5.5% to 12%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $196 was recorded for loans with a recorded investment of $25,424 at June 30, 2016. These amounts were $535 and $37,119 at December 31, 2015, respectively. Provision for (recovery of) loan losses related to these loans was $(339) during the six months ended June 30, 2016, and $535 during the twelve month period ended December 31, 2015. Provision for (recovery of) loan losses related to impaired loans at June 30, 2015, was $(21) for the six months ended June 30, 2015.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of June 30, 2016, $2,252 in foreclosed properties was valued at collateral value compared to $2,794 at December 31, 2015. Losses of $19 and $330 related to these foreclosed properties were recorded during the six months ended June 30, 2016, and the twelve months ended December 31, 2015, respectively. Losses on foreclosed properties valued at collateral value at June 30, 2015 were $425 for the six months ended June 30, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels; recent, pending, and/or potential rulemaking or various federal regulatory agencies that could affect the Company or the Bank; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Annual Report on Form 10-K.

Results of Operations

Overview The Company’s net income was $3.9 million or $0.09 per diluted share in the second quarter of 2016 compared to $3.6 million or $0.08 per diluted share in the same quarter of the previous year. Year-to-date, the Company reported net income of $8.4 million or $0.18 per diluted share in 2016 compared to $7.1 million or $0.15 per diluted share in the same six-month period in 2015. Net income during the three- and six-month periods in 2016 represented a return on assets (“ROA”) of 0.61% and 0.66%, respectively, and a return on equity (“ROE”) of 5.54% and 5.93%, respectively. This figures compared to ROA of 0.60% in both of the 2015 periods, respectively, and an ROE of 5.10% and 5.07% in the 2015 periods, respectively. The improvements in earnings between these periods were principally due to higher net interest income, higher loan-related fees, lower compensation-related expenses, and lower occupancy, equipment, and data processing costs. Also contributing were net gains and expenses on foreclosed real estate in the 2016 periods compared to net losses and expenses in the 2015 periods. These improvements were partially offset by provision for loan losses in the 2016 periods compared to recoveries in the 2015 periods, as well as higher advertising and marketing expenses and higher income tax expense. Also impacting the year-to-date comparison were lower brokerage and insurance commissions in 2016 compared to 2015. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended June 30, 2016 and 2015.

Net Interest Income The Company’s net interest income increased by $556,000 or 3.3% and by $1.0 million or 3.1% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, respectively. These increases were due in part to an increase in the Company’s average earning assets in the 2016 periods compared to the same periods in the prior year, as well an increase in funding from non-interest bearing checking accounts between the periods. Also contributing to the increase in the 2016 year-to-date period was a call premium of $482,000 that the Company received on a mortgage-related security that was called in the first quarter of the year. These developments were partially offset by a decrease in the Company’s net interest margin in the 2016 periods compared to the same periods in 2015.

The Company’s average earning assets increased by $167.0 million or 7.7% during the six months ended June 30, 2016, compared to the same period in 2015. This increase was primarily attributable to a $160.0 million or 9.9% increase in average loans receivable during the 2016 six-month period compared to the same period in the prior year.

Also contributing favorably to the Company’s net interest income in the 2016 periods, as well as its net interest margin, was an increase in funding from non-interest-bearing checking accounts. The average balance in these accounts increased by $26.5 million or 13.2% during the six months ended June 30, 2016, compared to the same period in 2015.

The Company’s net interest margin was 3.01% during the first six months of 2016. Excluding the impact of the aforementioned call premium, net interest margin during the first six months of 2016 would have been 2.97%, which compares to 3.15% during the same six-month period in 2015. In the 2016 six-month period the average yield on the Company’s earning assets decreased by 14 basis points (excluding the call premium) and its average cost of funds increased by five basis points compared to the prior-year six-month period. The decrease in the average yield on earning assets was largely due to the continued repricing of the Company’s loan portfolio to lower yields in the current interest rate environment, as well as its continued emphasis on the origination of variable-rate loans, which generally have lower initial yields than fixed-rate loans. Also contributing to the decrease in yield on earning assets was the purchase of mortgage-related securities in 2016 at yields that were less than the prevailing rates in the investment portfolio.

The increase in the Company’s average cost of funds was primarily due to a six basis point increase in its average cost of deposits during the first six months of 2016 compared to the same period in the prior year. The impact of this increase was offset slightly by a decline in the average cost of borrowings from the FHLB of Chicago. This decline was caused by an increase in overnight borrowings, which were drawn to fund growth in earning assets, as previously noted. Overnight borrowings generally have a lower interest cost than the rates the Company offers on its certificates of deposit.

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

	Three Months Ended June 30
	2016				2015
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,815,579		$17,360	3.82%	$1,617,213		$16,337	4.04%
Mortgage-related securities	519,808		2,722	2.09	530,732		2,871	2.16
Investment securities (2)	18,323		119	2.60	15,973		57	1.43
Interest-earning deposits	18,415		10	0.22	19,192		6	0.13
Total interest-earning assets	2,372,125		20,211	3.41	2,183,110		19,271	3.53
Non-interest-earning assets	204,756				216,403
Total average assets	$2,576,881				$2,399,513

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	228,337		7	0.01	222,429		14	0.03
Money market accounts	530,593		211	0.16	504,880		183	0.14
Interest-bearing demand accounts	272,107		13	0.02	247,730		7	0.01
Certificates of deposit	546,553		1,215	0.89	536,860		948	0.71
Total deposit liabilities	1,577,590		1,446	0.37	1,511,899		1,152	0.30
Advance payments by borrowers for taxes and insurance	16,997		–	0.00	18,068		–	0.00
Borrowings	382,396		1,247	1.30	298,470		1,157	1.55
Total interest-bearing liabilities	1,976,983		2,693	0.54	1,828,437		2,309	0.51
Non-interest-bearing liabilities:
Non-interest-bearing deposits	234,390				208,688
Other non-interest-bearing liabilities	80,449				80,920
Total non-interest-bearing liabilities	314,839				289,608
Total liabilities	2,291,822				2,118,045
Total equity	285,059				281,468
Total average liabilities and equity	$2,576,881				$2,399,513
Net interest income and net interest rate spread			$17,518	2.87%			$16,962	3.02%
Net interest margin				2.95%				3.11%
Average interest-earning assets to average interest-bearing liabilities	1.20	x			1.19	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Six Months Ended June 30
	2016				2015
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,778,316		$34,296	3.86	$1,618,290		$32,854	4.06%
Mortgage-related securities	521,904		5,983	2.29	517,623		5,713	2.21
Investment securities (2)	18,209		221	2.43	15,420		104	1.35
Interest-earning deposits	17,075		18	0.21	17,210		10	0.12
Total interest-earning assets	2,335,504		40,518	3.47	2,168,543		38,681	3.57
Non-interest-earning assets	204,564				217,729
Total average assets	$2,540,068				$2,386,272

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	223,358		15	0.01	220,454		28	0.03
Money market accounts	527,494		399	0.15	507,717		368	0.14
Interest-bearing demand accounts	265,389		25	0.02	243,428		15	0.01
Certificates of deposit	547,351		2,412	0.88	537,174		1,835	0.68
Total deposit liabilities	1,563,592		2,851	0.36	1,508,773		2,246	0.30
Advance payments by borrowers for taxes and insurance	12,717		0.00	0.00	13,660		0.00	0.00
Borrowings	370,608		2,500	1.35	294,975		2,309	1.57
Total interest-bearing liabilities	1,946,917		5,351	0.55	1,817,408		4,555	0.50
Non-interest-bearing liabilities:
Non-interest-bearing deposits	227,082				200,576
Other non-interest-bearing liabilities	82,214				86,774
Total non-interest-bearing liabilities	309,296				287,350
Total liabilities	2,256,213				2,104,758
Total equity	283,855				281,514
Total average liabilities and equity	$2,540,068				$2,386,272
Net interest income and net interest rate spread			$35,167	2.92%			$34,126	3.07%
Net interest margin				3.01%				3.15%
Average interest-earning assets to average interest-bearing liabilities	1.20	x			1.19	x

(3)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(4)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended June 30, 2016 Compared to June 30, 2015
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,946	$(923)	$1,023
Mortgage-related securities	(57)	(92)	(149)
Investment securities	9	53	62
Interest-earning deposits	–	4	4
Total interest-earning assets	1,898	(958)	940
Interest-bearing liabilities:
Savings accounts	4	(11)	(7)
Money market accounts	9	19	28
Interest-bearing demand accounts	1	5	6
Certificates of deposit	17	250	267
Total deposit liabilities	31	263	294
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	292	(202)	90
Total interest-bearing liabilities	323	61	384
Net change in net interest income	$1,575	$(1,019)	$556

	Six Months Ended June 30, 2016 Compared to June 30, 2015
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,113	$(1,671)	$1,442
Mortgage-related securities	61	209	270
Investment securities	22	95	117
Interest-earning deposits	–	8	8
Total interest-earning assets	3,196	(1,359)	1,837
Interest-bearing liabilities:
Savings accounts	9	(22)	(13)
Money market accounts	14	17	31
Interest-bearing demand accounts	1	9	10
Certificates of deposit	36	541	577
Total deposit liabilities	60	545	605
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	540	(349)	191
Total interest-bearing liabilities	600	196	796
Net change in net interest income	$2,596	$(1,555)	$1,041

Provision for (recovery of) Loan Losses The Company’s provision for (recovery of) loan losses was $1.2 million in the second quarter of 2016 compared to $(752,000) in the same quarter last year. The provision (recovery) for the six months ended June 30, 2016, was $591,000 compared to $(1.7) million in the same period last year. Management believes that general economic, employment, and real estate conditions continue to be relatively stable in the Company’s local markets. In addition, the Company’s level of non-performing and classified loans, as well as its actual loan charge-offs, have continued to trend lower in recent periods, as noted in “Financial Condition—Asset Quality,” below. However, economic growth in the United States has slowed in recent months and the global economy, in addition to also having slowed, has experienced political-, trade-, and currency-related challenges. Management believes that these developments could be early indications of emerging difficulties in the credit and lending environment for the Company. These conclusions, along with an assessment of the credit risk inherent in the Company’s loan portfolio, have contributed to management’s conclusion that the allowance for loan losses as a percent of total loans has reached a general level that management considers appropriate. As such, the Company’s allowance for loan losses increased from $17.0 million or 0.95% of loans receivable at March 31, 2016, to $18.0 million or 0.97% at June 30, 2016, which is the primary reason for the provision for loan losses in the 2016 periods. Management anticipates that the Company’s provision for loan losses may continue to consist of provisions rather than recoveries for the foreseeable future. This is expected to be particularly true if the Company’s loan portfolio continues to grow as it has in recent periods.

Trends in the credit quality of the Company’s loan portfolio are subject to many factors that are outside of the Company’s control, such as economic and market conditions that can fluctuate considerably from period to period. As such, there can be no assurances that there will not be significant fluctuations in the Company’s non-performing loans, classified loans, and/or loan charge-off activity from period to period, which may result in significant variability in the Company’s provision for loan losses.

Non-Interest Income Total non-interest income increased by $1.1 million or 18.7% and $1.8 million or 15.7% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, respectively. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges declined by $21,000 or 0.7% and by $59,000 or 1.0% during the three and six months ended June 30, 2016, respectively, compared to the same periods in the previous year, respectively. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the decline in deposit-related fees and charges to changes in customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and from check printing commissions. These developments have been partially offset by increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors.

Loan-related fees were $1.6 million and $2.9 million during the three and six months ended June 30, 2016, respectively. These amounts compared to $490,000 and $927,000 during the same periods in 2015, respectively. Loan-related fees consist of periodic income from lending activities that are not deferred as yield adjustments under the applicable accounting rules. The largest source of fees in this revenue category is interest rate swap fees related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. The increases in loan-related fees in the 2016 periods were the result of increased loan production, as well as a lower interest rate environment that has increased borrower preference for the types of loan transactions that generate interest rate swap fees. Management believes this source of revenue will vary considerably from period to period depending on the rate environment and on borrower preference for the types of transactions that generate interest rate swaps.

Brokerage and insurance commissions were $846,000 during the second quarter of 2016, which was $24,000 or 2.9% higher than the same quarter in the previous year. Year-to-date this source of revenue was $274,000 or 13.8% lower than the same period in 2015. This revenue item generally consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, fees earned for investment advisory services, and commissions earned on sales of personal and business insurance products. However, the prior year periods include certain non-recurring incentive payments. Excluding these payments, brokerage and insurance commissions during the three and six months ended June 30, 2016, were over 30% higher in 2016 periods than they were in the same periods of 2015, respectively. Management attributes this increase to new products, services, systems, and investment advisors that the Company has added in recent periods.

Mortgage banking revenue, net, was $1.1 million and $2.0 million during three and six months ended June 30, 2016, respectively. This compared to $974,000 and $1.8 million during the same periods in 2015, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in thousands)
Gross loan servicing fees	$637	$666	$1,283	$1,342
MSR amortization	(554)	(492)	(987)	(1,000)
Change in MSR valuation allowance	–	–	–	–
Loan servicing revenue, net	83	174	296	342
Gain on loan sales activities, net	1,059	800	1,671	1,499
Mortgage banking revenue, net	$1,142	$974	$1,967	$1,841

Loan servicing revenue, net, decreased during the three- and six-month periods in 2016 compared to the same periods in 2015. These decreases were caused in part by a decline in gross servicing fees due to an overall decline in loans serviced for third-party investors. As of June 30, 2016, the Company serviced $1.02 billion in loans for third-party investors compared to $1.04 billion at December 31, 2015. Also contributing to the decrease in loan servicing revenue, net, in the second quarter of 2016 was an increase in amortization of mortgage servicing rights (“MSRs”). This increase was caused by lower market interest rates for one- to four-family loans in the second quarter, which resulted in increased loan prepayment activity and faster amortization of the related MSRs.

The change in valuation allowance that the Company establishes against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. As of June 30, 2016, the Company had no valuation allowance against its MSRs, which had a net book value of $6.8 million as of that date. MSR valuation allowances typically increase in periods of lower market interest rates, which results in a charge to earnings in the period of the increase. During lower market interest rate environments, such as that which has occurred in recent months, loan refinance activity and expectations for future loan prepayments generally increase, which typically reduces the fair value of MSRs and results in an increase in the MSR valuation allowance. However, market interest rates for one- to four-family mortgage loans as of June 30, 2016, were not sufficiently low enough to generate an MSR valuation allowance as of that date. However, there can be no assurances that an increase in the MSR valuation allowance will not be required in the future, particularly if market interest rates for one- to four-family residential loans remain low or decline further.

Gain on loan sales activities, net, was $1.1 million and $1.7 million during the three and six months ended June 30, 2016, respectively, compared to $800,000 and $1.5 million during the same periods in 2015, respectively. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. During the first six months of 2016, sales of these loans were $62.6 million, which was $6.6 million or 11.7% higher than the same period of 2015. Management attributes this increase to lower market interest rates for one- to four-family mortgage loans in 2016 compared to 2015. Management expects that lower rates, combined with expectations for an improving housing market in the near term, may result in higher originations and sales of residential loans by the Company during the remainder of 2016 compared to the same period in 2015. As of June 30, 2016, the Company’s pipeline of residential loans intended for sale was the highest it had been since early 2013. However, the origination and sale of residential loans are subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not vary considerably from period to period.

During the second quarter of 2015 the Company recorded a $154,000 gain on the disposition of a real estate property that it held for investment purposes. On a year-to-date basis in 2015, this gain was more than offset by a $320,000 loss that the Company recorded in the first quarter of that year on certain other real estate properties that it held for investment purposes. No real estate properties were sold during the first six months of 2016. The Company continues to actively market certain of the properties that it holds for investment purposes. There can be no assurances that the Company will be able to sell such properties or that gains or losses on sales, if any, will not fluctuate considerably from period to period.

Non-Interest Expense Total non-interest expense decreased by $873,000 or 4.9% and $1.5 million or 4.2% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, respectively. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses decreased by $830,000 or 7.5% and by $1.5 million or 6.9% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, respectively. These decreases were mostly due to lower costs associated with the Company’s defined benefit pension plan, which was due in part to an increase in the discount rate used to determine the present value of the pension obligation, but also to a freeze of the plan’s benefits at the end of 2015. This latter change also resulted in a lengthening of the amortization period for unrealized losses in the pension plan, which further contributed to lower pension costs in 2016. Also contributing to the decreases in compensation-related expenses in the 2016 periods compared to the same periods in the prior year was a decline in the number of employees at the Company. This decline was primarily due to the consolidation of seven retail banking offices in the second quarter of 2015 and an additional four in the first quarter of 2016. These developments were partially offset by normal annual merit increases granted to most employees at the beginning of 2016, as well as higher stock-based compensation and employee commission expense compared to the 2015 periods.

Occupancy, equipment, and data processing expenses were $3.3 million and $6.8 million during the three and six months ended June 30, 2016, respectively. These amounts compared to $3.3 million and $7.1 million during the same periods in 2015, respectively. The six-month period in the prior year included $269,000 in one-time costs associated with the Company’s announcement that it was consolidating seven retail branch offices. Other on-going occupancy costs declined by $243,000 during the first half of 2016 compared to the same period in 2015 due to reduced operating costs related to such consolidations, as well as four other branch consolidations that were completed in the first quarter of 2016. However, these cost reductions were substantially offset by increased data processing, software, and equipment costs associated with other initiatives undertaken by the Company over the past eighteen months.

Advertising and marketing-related expenses were $970,000 and $1.6 million during the three and six months ended June 30, 2016, respectively, compared to $555,000 and $868,000 during the same periods in 2015, respectively. The Company has increased spending on advertising and marketing in 2016 in an effort to increase sales and expand the Company’s overall brand awareness, especially as such relates to the retail deposit business. Management anticipates that for the entire year 2016 the Company’s advertising and marketing-related expenses are likely to be 20% to 25% higher than it was in 2015. However, this increase depends on future management decisions and there can be no assurances.

Federal deposit insurance premiums were $383,000 and $358,000 during the three months ended June 30, 2016 and 2015, respectively. Year-to-date, these premiums were $805,000 and $728,000 in 2016 and 2015, respectively. These increases were due primarily to an increase in the Company’s total assets in the 2016 periods compared to 2015. Earlier in 2016 the FDIC issued a final rule that changes how insured financial institutions less than $10 billion in assets, such as the Company, will be assessed for deposit insurance. Although the new rule became effective on July 1, 2016, deposit insurance assessment rates will not change for insured institutions until the FDIC’s deposit insurance fund reaches a certain level, as specified in the new rule. Industry observers estimates this level could be reached in the third quarter of 2016, although there can be no assurances. Once the new deposit insurance assessment rates become effective, management estimates that the Company’s federal deposit insurance premiums could decline by approximately 25% per quarter. The final rule also established a process for the creation of insurance premium credits for insured institutions with less than $10 billion in assets. These credits would be determined by the FDIC at a future date in accordance with performance measures established for the deposit insurance fund, as specified in the new rule. The credits could be used by insured institutions to offset future premium costs until the credits are exhausted. At this time, management is unable to determine the amount or timing of the credits that it might be awarded, if any.

Net losses (gains) and expenses on foreclosed real estate were $(131,000) and $393,000 during the three months ended June 30, 2016 and 2015, respectively. On a year-to-date basis these amounts were $(89,000) and $539,000 in 2016 and 2015, respectively. In general, the Company has experienced net gains on disposition of foreclosed properties in recent months, as well as lower expenses on foreclosed real estate due to reduced holdings of such properties.

Other non-interest expenses were $2.3 million in the second quarter of 2016 compared to a similar amount in the same quarter of last year. Year-to-date, other non-interest expenses were $4.7 million in 2016 compared to $4.5 million in 2015. In the 2016 year-to-date period the Company prepaid $9.2 million in fixed-rate FHLB of Chicago advances. These advances had originally been drawn to fund the purchase of mortgage-related securities that were called by the issuer during the period, as previously noted. Management elected to prepay these advances concurrent with the call, which resulted in a prepayment penalty of $207,000.

Income Tax Expense Income tax expense was $2.3 million and $2.1 million during the second quarters of 2016 and 2015, respectively, and was $4.9 million and $4.2 million during the year-to-date periods in the same years, respectively. The effective tax rates (“ETRs”) for the quarter periods were 37.3% and 36.8%, respectively, and for the year-to-date periods were $36.9% and 36.8%, respectively. The Company’s ETR will vary from period to period due primarily to the impact of non-taxable revenue items, such as earnings from BOLI and tax-exempt interest income.

Financial Condition

Overview The Company’s total assets increased by $118.0 million or 4.7% during the six months ended June 30, 2016, due principally to an increase in total loans receivable. This increase was primarily funded by additional borrowings, deposit liabilities, and advance payments by borrowers. The Company’s total shareholders’ equity was $286.8 million at June 30, 2016, compared to $279.4 million at December 31, 2015.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale increased by $6.0 million or 1.5% during the six months ended June 30, 2016. This increase was principally due to the purchase of $56.1 million in securities intended by management to maintain the available-for-sale portfolio at a level considered sufficient to sustain liquidity on the Company’s balance sheet. The impact of these purchases was partially offset by normal periodic repayments.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $6.5 million at June 30, 2016, compared to a net unrealized gain of $1.2 million at December 31, 2015. This increase was caused by a decline in market interest rates during the period, which had a favorable impact on the fair value of the Company’s mortgage-related securities.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company’s portfolio of mortgage-related securities held-to-maturity decreased by $10.4 million or 8.6% during the six months ended June 30, 2016. During this period securities with a carrying value of $9.2 million were called by Fannie Mae. As a result, the Company recorded a call premium in interest income of $482,000, as previously described. The Company did not purchase any held-to-maturity securities during the six months ended June 30, 2016.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $5.5 million and $3.4 million at June 30, 2016, and December 31, 2015, respectively. For reasons noted previously in this report, management believes that sales of one- to four-family mortgage loans during the remainder of 2016 may exceed the level of sales recorded during the same period in 2015, although there can be no assurances.

Loans Receivable The Company’s loans receivable increased by $118.0 million or 6.8% during the six months ended June 30, 2016. During this period increases in multi-family, commercial real estate, and construction loans (net of the undisbursed portion) were partially offset by declines in the Company’s other loan categories. Management attributes the increases in part to a low interest rate environment that has encouraged loan growth in the Company’s local markets, particularly for loans secured by multi-family and commercial real estate. This rate environment has also improved the competitiveness of the Company’s loan offerings linked to its interest rate swap loan program, as noted earlier in this report. Because of this improvement, the Company has been able to increase new loan production, as well as retain in its loan portfolio a larger portion of construction loans transitioning to permanent financing than it typically has in prior periods. However, management is not certain that the loan growth experienced in recent periods can be sustained in the future. The loan portfolio is subject to economic, market, and competitive factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Six Months Ended June 30
	2016	2015
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$21,232	$46,415
Commercial real estate	45,705	28,216
Multi-family real estate	111,167	35,251
Construction and development	84,102	136,808
Total commercial loans	262,203	246,690
Retail loans:
One- to four-family first mortgages (1)	42,184	40,602
Home equity	15,342	15,829
Other consumer	1,137	752
Total retail loans	58,663	57,183
Total loan originations	$320,866	$303,873

(1)	Excludes $64.5 million and $56.6 million in loans originated for sale during the six months ended June 30, 2016 and 2015, respectively.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $6.8 million at June 30, 2016, and $7.2 million at December 31, 2015, respectively. The Company maintained no valuation allowance against its MSRs as of either of those dates. As of June 30, 2016, the Company serviced $1.02 billion in loans for third-party investors compared to $1.04 billion at December 31, 2015. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Deposit Liabilities The Company’s deposit liabilities increased by $41.1 million or 2.3% during the six months ended June 30, 2016. Transaction deposits, which consist of checking, savings, and money market accounts, increased by $39.2 million or 3.1% during the period and certificates of deposit increased by $1.9 million or 0.4%. Management believes that the low interest rate environment that has persisted for the past few years has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which would also have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $50.2 million or 13.5% during the six months ended June 30, 2016. This increase was primarily caused by overnight borrowings from the FHLB of Chicago, which were drawn to fund growth in the Company’s earning assets during the period, as previously described. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $19.9 million at June 30, 2016, compared to $3.4 million at December 31, 2015. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity was $286.8 million at June 30, 2016, compared to $279.4 million at December 31, 2015. This increase was due to $8.4 million in net income and a $3.1 million decrease in accumulated other comprehensive loss. These developments were only partially offset by $4.8 million in regular cash dividends. The decrease in accumulated other comprehensive loss was mostly due to an increase in the fair value of available-for-sale securities (net of income tax effect), which was caused by a decline in market interest rates during the period. The Company did not repurchase a significant amount of its common stock during the six months ended June 30, 2016. The book value of the Company’s common stock was $6.29 per share at June 30, 2016, compared to $6.15 at December 31, 2015.

On August 1, 2016, the Company’s board of directors declared a $0.055 per share dividend payable on August 29, 2016, to shareholders of record on August 12, 2016. For additional discussion relating to the Company’s ability to pay dividends or repurchase its common stock refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At June 30	At December 31
	2016	2015
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$4,263	$4,915
Commercial real estate	3,704	3,968
Multi-family real estate	286	–
Construction and development	705	766
Total commercial loans	8,958	9,649
Non-accrual retail loans:
One- to four-family first mortgages	2,764	2,703
Home equity	816	703
Other consumer	60	82
Total non-accrual retail loans	3,640	3,488
Total non-accrual loans	12,598	13,137
Accruing loans delinquent 90 days or more (1)	239	484
Total non-performing loans	12,837	13,621
Foreclosed real estate and repossessed assets	2,768	3,306
Total non-performing assets	$15,605	$16,927

Non-performing loans to total loans	0.69%	0.78%
Non-performing assets to total assets	0.60%	0.68%
Interest income that would have been recognized if non-accrual loans had been current (2)	$428	$637
Interest income on non-accrual loans included in interest income (2)	$322	$630

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the six months ended June 30, 2016, and the twelve months ended December 31, 2015, respectively.

The Company’s non-performing loans were $12.8 million or 0.69% of loans receivable as of June 30, 2016, compared to $13.6 million or 0.78% of loans receivable as of December 31, 2015. Non-performing assets, which includes non-performing loans, were $15.6 million or 0.60% of total assets and $16.9 million or 0.68% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to these non-performing assets, at June 30, 2016, management was closely monitoring $53.3 million in additional loans that were classified as either “special mention” or “substandard” in accordance with the Company’s internal risk rating policy. This amount compared to $55.9 million at December 31, 2015. As of June 30, 2016, most of these additional classified loans were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of June 30, 2016, although there can be no assurances that the loans will not become impaired in future periods.

Trends in the credit quality of the Company’s loan portfolio are subject to many factors that are outside of the Company’s control, such as economic and market conditions that can fluctuate considerably from period to period. As such, there can be no assurances that there will not be significant fluctuations in the Company’s non-performing loans, classified loans, and/or loan charge-off activity from period to period, which may result in significant variability in the Company’s provision for loan losses.

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Six Months Ended June 30
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$17,641	$22,289
Provision for (recovery of) loan losses	591	(1,716)
Charge-offs:
Commercial and industrial	–	(74)
Commercial real estate	(99)	(69)
Multi-family real estate	–	–
Construction and development	–	–
One- to four-family first mortgages	(84)	(218)
Home equity	(35)	(42)
Other consumer	(188)	(306)
Total charge-offs	(406)	(709)
Recoveries:
Commercial and industrial	4	6
Commercial real estate	19	83
Multi-family real estate	30	–
Construction and development	–	–
One- to four-family first mortgages	33	41
Home equity	9	21
Other consumer	41	25
Total recoveries	136	176
Net charge-offs	(270)	(533)
Balance at end of period	$17,962	$20,040

	June 30	December 31
	2016	2015
Allowance for loan losses to total loans	0.97%	1.01%
Allowance for loan losses to non-performing loans	139.92%	129.51%
Net charge-offs to average loans (1)	0.03%	0.06%

(1)	The rate for the six months ended June 30, 2016, is annualized.

The Company’s allowance for loan losses was $18.0 million or 0.97% of loans receivable at June 30, 2016, compared to $17.6 million or 1.01% at December 31, 2015. As a percent of non-performing loans, the Company’s allowance for loan losses was 139.9% at June 30, 2016, compared to 129.5% at December 31, 2015. The reason for the increase in the Company’s allowance for loan losses during the six months ended June 30, 2016, was described earlier in this report. Management believes the allowance for loan losses at June 30, 2016, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 10.95% at June 30, 2016, compared to 11.17% at December 31, 2015. The decrease was primarily due to an increase in the Company’s total assets during the period, as previously described. The Company is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the FRB. The Company is “well capitalized” for regulatory capital purposes. As of June 30, 2016, the Company had a total risk-based capital ratio of 15.32% and a Tier 1 leverage capital ratio of 11.29%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 5% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Regulatory Capital Requirements” in “Item 1. Financial Statements.”

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of June 30, 2016, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,290,181	–	–	–	$1,290,181
Certificates of deposit	334,844	$204,191	$7,521	–	546,556
Borrowed funds	288,866	77,793	43,374	$12,522	422,554
Operating leases	930	1,605	1,542	3,165	7,242
Purchase obligations	2,640	5,280	660	–	8,580
Deferred retirement plans and deferred compensation plans	781	1,604	1,381	4,398	8,164

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of June 30, 2016:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$158,779	–	–	–	$158,779
Commercial loans	10,034	–	–	–	10,034
Standby letters of credit	3,848	$236	$275	–	4,359
Multi-family and commercial real estate loans	383,402	–	–	–	383,402
Residential real estate loans	28,555	–	–	–	28,555
Revolving home equity and credit card lines	165,730	–	–	–	165,730
Net commitments to sell mortgage loans	20,744	–	–	–	20,744

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At June 30, 2016, the Company had forward commitments to sell one- to four-family mortgage loans of $20.7 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of June 30, 2016.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2016, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	June 30, 2016
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
Loans receivable:	(Dollars in thousands)
Commercial loans:
Fixed	$31,201	$57,525	$165,273	$89,378	$18,543	$361,920
Adjustable	682,037	39,376	103,877	19,125	1,242	845,657
Retail loans:
Fixed	19,698	38,023	72,710	43,668	61,845	235,944
Adjustable	104,718	122,754	81,988	67,620	50,325	427,405
Interest-earning deposits	11,449	–	–	–	–	11,449
Mortgage-related securities:
Fixed	40,104	99,514	209,341	70,351	83,029	502,339
Adjustable	15,470	–	–	–	–	15,470
Other interest-earning assets	18,365	–	–	–	–	18,365
Total interest-earning assets	923,042	357,192	633,189	290,142	214,984	2,418,549

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	236,271	236,271
Interest-bearing demand accounts	–	–	–	–	267,224	267,224
Savings accounts	–	–	–	–	228,520	228,520
Money market accounts	558,165	–	–	–	–	558,165
Certificates of deposit	116,203	224,196	198,638	7,521	–	546,558
Advance payments by borrowers
for taxes and insurance	–	19,921	–	–	–	19,921
Borrowings	245,341	44,884	69,699	51,952	10,678	422,554
Total non-interest- and interest- bearing liabilities	919,709	289,001	268,337	59,473	742,693	2,279,213
Interest rate sensitivity gap	$3,333	$68,191	$364,852	$230,669	$(527,709)	$139,336
Cumulative interest rate sensitivity gap	$3,333	$71,524	$436,376	$667,045	$139,336
Cumulative interest rate sensitivity gap
as a percent of total assets	0.13%	2.73%	16.66%	25.46%	5.32%
Cumulative interest-earning assets as a
percentage of non-interest- and interest-bearing liabilities	100.36%	105.92%	129.54%	143.41%	106.11%

Based on the above gap analysis, at June 30, 2016, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year net interest income could be favorably impacted by an increase in market interest rates. Alternatively, net interest income could be unfavorably impacted by a decrease in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Annual Report on Form 10-K.

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

The following table presents the estimated present value ratio over a range of interest rate change scenarios at June 30, 2016. The present value ratio is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of the
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$337,742	$13,320	4.1%	13.62%	11.3%
+300	339,443	15,021	4.6	13.45	9.9
+200	337,635	13,213	4.1	13.15	7.5
+100	329,114	4,692	1.4	12.62	3.1
0	324,422	–	–	12.24	–
-100	345,905	21,483	6.6	12.81	4.7

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following discloses information regarding the shares of the Company’s common stock repurchased by the Company during the second quarter of 2016, all of which were purchased pursuant to stock repurchase plans authorized by its board of directors.

Period	Shares Purchased	Average Price per Share	Shares Purchased as Part of Announced Plans	Shares Remaining to be Purchased Under Announced Plans
April 2016	24,387	$7.35	24,387	970,332
May 2016	–	–	–	970,332
June 2016	–	–	–	970,332
Total/Average	24,387	$7.35	24,387

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	August 2, 2016	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	August 2, 2016	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended June 30, 2016

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X