Form 10-Q
period 2016-09-30
BANK MUTUAL CORP
filed 2016-11-08
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36528

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,671,782 shares, at November 7, 2016.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	September 30	December 31
	2016	2015
	(Dollars in thousands)
Assets

Cash and due from banks	$26,731	$27,971
Interest-earning deposits	19,077	16,530
Cash and cash equivalents	45,808	44,501
Mortgage-related securities available-for-sale, at fair value	379,447	407,874
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $105,932 in 2016 and $121,641 in 2015)	102,931	120,891
Loans held-for-sale	8,034	3,350
Loans receivable (net of allowance for loan losses of $19,202 in 2016 and $17,641 in 2015)	1,925,455	1,740,018
Mortgage servicing rights, net	6,611	7,205
Other assets	185,080	178,328

Total assets	$2,653,366	$2,502,167

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$1,867,115	$1,795,591
Borrowings	415,364	372,375
Advance payments by borrowers for taxes and insurance	30,219	3,382
Other liabilities	51,795	51,425
Total liabilities	2,364,493	2,222,773
Shareholders’ equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2016 and 2015
Issued and outstanding–none in 2016 and 2015	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2016 and 2015
Issued–78,783,849 shares in 2016 and 2015
Outstanding–45,671,782 shares in 2016 and 45,443,548 in 2015	788	788
Additional paid-in capital	484,788	486,273
Retained earnings	170,067	164,482
Accumulated other comprehensive loss	(6,941)	(9,365)
Treasury stock–33,112,067 shares in 2016 and 33,340,301 in 2015	(359,829)	(362,784)
Total shareholders’ equity	288,873	279,394

Total liabilities and shareholders’ equity	$2,653,366	$2,502,167

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30
	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Loans	$18,209	$16,464
Mortgage-related securities	3,139	2,912
Investment securities	117	61
Interest-earning deposits	5	4
Total interest income	21,470	19,441
Interest expense:
Deposit liabilities	1,468	1,206
Borrowings	1,290	1,243
Total interest expense	2,758	2,449
Net interest income	18,712	16,992
Provision for (recovery of) loan losses	1,395	(930)
Net interest income after recovery of loan losses	17,317	17,922
Non-interest income:
Deposit-related fees and charges	2,991	2,975
Loan-related fees	1,136	476
Brokerage and insurance commissions	816	839
Mortgage banking revenue, net	1,354	798
Income from bank-owned life insurance (“BOLI”)	460	468
Gain on real estate held for investment	12	378
Other non-interest income	98	62
Total non-interest income	6,867	5,996
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,452	11,427
Occupancy, equipment, and data processing costs	3,317	3,403
Advertising and marketing	737	736
Federal insurance premiums	273	382
Losses and expenses on foreclosed real estate, net	169	150
Other non-interest expense	2,298	2,372
Total non-interest expense	17,246	18,470
Income before income taxes	6,938	5,448
Income tax expense	2,484	2,103

Net income	$4,454	$3,345

Per share data:
Earnings per share–basic	$0.10	$0.07
Earnings per share–diluted	$0.10	$0.07
Cash dividends per share paid	$0.055	$0.050

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Nine Months Ended September 30
	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Loans	$52,505	$49,318
Mortgage-related securities	9,122	8,625
Investment securities	338	166
Interest-earning deposits	23	14
Total interest income	61,988	58,123
Interest expense:
Deposit liabilities	4,319	3,452
Borrowings	3,790	3,552
Advance payments by borrowers for taxes and insurance	1	1
Total interest expense	8,110	7,005
Net interest income	53,878	51,118
Provision for (recovery of) loan losses	1,986	(2,646)
Net interest income after recovery of loan losses	51,892	53,764
Non-interest income:
Deposit-related fees and charges	8,685	8,727
Loan-related fees	4,001	1,402
Brokerage and insurance commissions	2,529	2,827
Mortgage banking revenue, net	3,321	2,639
Income from bank-owned life insurance (“BOLI”)	1,387	1,410
Gain on real estate held for investment	12	212
Other non-interest income	186	232
Total non-interest income	20,121	17,449
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	31,155	33,658
Occupancy, equipment, and data processing costs	10,133	10,518
Advertising and marketing	2,292	1,603
Federal insurance premiums	1,078	1,110
Losses and expenses on foreclosed real estate, net	80	687
Other non-interest expense	6,993	6,893
Total non-interest expense	51,731	54,469
Income before income taxes	20,282	16,744
Income tax expense	7,406	6,257

Net income	$12,876	$10,487

Per share data:
Earnings per share–basic	$0.28	$0.23
Earnings per share–diluted	$0.28	$0.22
Cash dividends per share paid	$0.16	$0.14

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended September 30
	2016	2015
	(Dollars in thousands)

Net income	$4,454	$3,345
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(539) in 2016 and $434 in 2015	(805)	647
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $57 in 2016 and (90) in 2015	84	(136)
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $34 in 2016 and $272 in 2015	51	409
Total other comprehensive income (loss), net of tax	(670)	920

Total comprehensive income	$3,784	$4,265

	Nine Months Ended September 30
	2016	2015
	(Dollars in thousands)

Net income	$12,876	$10,487
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $1,599 in 2016 and $(133) in 2015	2,386	(199)
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $(76) in 2016 and $(90) in 2015	(114)	(136)
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $101 in 2016 and $808 in 2015	152	1,213
Total other comprehensive income (loss), net of tax	2,424	878

Total comprehensive income	$15,300	$11,365

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated		Non-Controlling
		Additional		Other		Interest in
	Common	Paid-In	Retained	Comprehensive	Treasury	Real Estate
	Stock	Capital	Earnings	Income (Loss)	Stock	Partnership	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2016	$788	$486,273	$164,482	$(9,365)	$(362,784)	–	$279,394
Net income	–	–	12,876	–	–	–	12,876
Other comprehensive income	–	–	–	2,424	–	–	2,424
Purchase of treasury stock	–	–	–	–	(221)	–	(221)
Issuance of restricted stock	–	(1,469)	–	–	1,469	–	–
Exercise of stock options	–	(1,029)	–	–	1,707	–	678
Share based payments	–	1,013	–	–	–	–	1,013
Cash dividends ($0.16 per share)	–	–	(7,291)	–	–	–	(7,291)

Balance at September 30, 2016	$788	$484,788	$170,067	$(6,941)	$(359,829)	–	$288,873

Balance at January 1, 2015	$788	$488,467	$159,065	$(11,136)	$(356,467)	$3,774	$284,491
Net income	–	–	10,487	–	–	–	10,487
Other comprehensive income	–	–	–	878	–	–	878
Decrease in non-controlling interest in real estate partnership	–	–	–	–	–	(3,774)	(3,774)
Purchase of treasury stock	–	–	–	–	(9,394)	–	(9,394)
Issuance of restricted stock	–	(2,526)	–	–	2,526	–	–
Exercise of stock options	–	(1,163)	–	–	1,806	–	643
Share based payments	–	1,258	–	–	(274)	–	984
Cash dividends ($0.14 per share)	–	–	(6,488)	–	–	–	(6,488)

Balance at September 30, 2015	$788	$486,036	$163,064	$(10,258)	$(361,803)	–	$277,827

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2016	2015
	(Dollars in thousands)
Operating activities:
Net income	$12,876	$10,487
Adjustments to reconcile net income to net cash from operating activities:
Provision for (recovery of) loan losses	1,986	(2,646)
Loss (gain) on foreclosed real estate, net	(199)	333
Provision for depreciation	2,527	2,405
Amortization of mortgage servicing rights	1,636	1,458
Net premium amortization on securities	2,039	1,668
Loans originated for sale	(112,500)	(83,897)
Proceeds from loan sales	109,816	85,468
Gain on loan sales activities, net	(3,042)	(2,085)
Deferred income tax expense	2,956	6,078
Gain on real estate held for investment	(12)	(212)
Other, net	(10,045)	(17,529)
Net cash provided by operating activities	8,038	1,528
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	86,977	85,295
Principal repayments on mortgage-related securities held-to-maturity	17,493	1,707
Purchases of mortgage-related securities available-for-sale	(56,137)	(179,302)
Purchases of FHLB of Chicago stock	(1,614)	(3,382)
Net increase in loans receivable	(188,675)	(52,889)
Proceeds from sale of foreclosed properties	2,048	2,328
Proceeds from sale of real estate held for investment	–	1,183
Net purchases of premises and equipment	(1,339)	(3,133)
Net cash used by investing activities	(141,247)	(148,193)
Financing activities:
Net increase in deposit liabilities	71,524	18,059
Net increase in short-term borrowings	115,000	97,200
Proceeds from long-term borrowings	–	20,000
Repayments of long-term borrowings	(72,011)	(964)
Net increase in advance payments by borrowers for taxes and insurance	26,837	25,075
Cash dividends	(7,291)	(6,488)
Purchases of treasury stock	(221)	(9,394)
Other, net	678	764
Net cash provided by financing activities	134,516	144,252
Increase (decrease) in cash and cash equivalents	1,307	(2,413)
Cash and cash equivalents at beginning of period	44,501	46,177
Cash and cash equivalents at end of period	$45,808	$43,764
Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$8,035	$6,605
Income taxes	4,278	2,441
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	1,252	1,493

Refer to Notes to Unaudited Condensed Consolidated Financial Statement

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Basis of Presentation (continued)

In 2016 the FASB issued new accounting guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. For the Company this guidance is effective for periods beginning after December 15, 2017, which will be the first quarter of 2018. The Company’s adoption of this item is not expected to have a material impact on the statement of cash flows.

2.	Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$189,715	$2,756	$(8)	$192,463
Federal National Mortgage Association	164,513	2,579	(221)	166,871
Government National Mortgage Association	2,343	20	–	2,363
Private-label CMOs	17,685	293	(228)	17,750
Total available-for-sale	$374,256	$5,648	$(457)	$379,447
Securities held-to-maturity:
Federal National Mortgage Association	$102,931	$3,001	–	$105,932
Total held-to-maturity	$102,931	$3,001	–	$105,932

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$215,255	$1,823	$(800)	$216,278
Federal National Mortgage Association	169,792	853	(874)	169,771
Government National Mortgage Association	21	3	–	24
Private-label CMOs	21,600	446	(245)	21,801
Total available-for-sale	$406,668	$3,125	$(1,919)	$407,874
Securities held-to-maturity:
Federal National Mortgage Association	$120,891	$750	–	$121,641
Total held-to-maturity	$120,891	$750	–	$121,641

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

2.	Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	September 30, 2016
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$6	2	$4,389	$2	1	$180	$8	$4,569
Federal National Mortgage Association	92	2	7,788	129	5	15,657	221	23,445
Private-label CMOs	8	2	2,580	220	11	10,023	228	12,603
Total available-for-sale	$106	6	$14,757	$351	17	$25,860	$457	$40,617

	December 31, 2015
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$777	17	$107,807	$23	3	$7,937	$800	$115,744
Federal National Mortgage Association	634	16	79,273	240	4	10,679	874	89,952
Private-label CMOs	1	1	1,357	244	10	10,574	245	11,931
Total available-for-sale	$1,412	34	$188,437	$507	17	$29,190	$1,919	$217,627

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of September 30, 2016, and December 31, 2015. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label collateralized mortgage obligations (“CMOs”), a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of September 30, 2016, and December 31, 2015, the Company had private-label CMOs, with a fair value of $12,759 and $15,725, respectively, and unrealized gains of $109 and $237, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated for private label CMOs, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Beginning balance of unrealized OTTI related to credit losses	$522	$657	$592	$789
Reductions for increase in cash flows expected to be received	(31)	(31)	(101)	(163)
Ending balance of unrealized OTTI related to credit losses	$491	$626	$491	$626
Adjusted cost at end of period	$3,653	$4,573	$3,653	$4,573
Estimated fair value at end of period	$3,922	$5,007	$3,922	$5,007

Results of operations included no gross realized gains or losses on the sale of securities during the three and nine months ended September 30, 2016 or 2015.

Mortgage-related securities available-for-sale with a fair value of approximately $87,174 and $67,923 at September 30, 2016, and December 31, 2015, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	September 30	December 31
	2016	2015
Commercial loans:
Commercial and industrial	$230,114	$235,313
Commercial real estate	364,351	299,550
Multi-family real estate	525,739	409,674
Construction and development loans:
Commercial real estate	30,378	28,156
Multi-family real estate	318,951	291,380
Land and land development	10,025	11,143
Total construction and development	359,354	330,679
Total commercial loans	1,479,558	1,275,216
Retail loans:
One- to four-family first mortgages:
Permanent	461,971	461,797
Construction	41,337	42,357
Total one- to four-family first mortgages	503,308	504,154
Home equity loans:
Fixed term home equity	109,815	122,985
Home equity lines of credit	71,758	75,261
Total home equity loans	181,573	198,246
Other consumer loans:
Student	7,114	8,129
Other	11,542	11,678
Total other consumer loans	18,656	19,807
Total retail loans	703,537	722,207
Gross loans receivable	2,183,095	1,997,423
Undisbursed loan proceeds	(236,620)	(238,124)
Allowance for loan losses	(19,202)	(17,641)
Deferred fees and costs, net	(1,818)	(1,640)
Total loans receivable, net	$1,925,455	$1,740,018

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At September 30, 2016, and December 31, 2015, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $554,000 and $496,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $1,003,130 and $1,038,588 at September 30, 2016, and December 31, 2015, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

	At or for the Nine Months Ended September 30, 2016
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$3,658	$4,796	$3,337	$2,835	$1,835	$1,180	$17,641
Provision (recovery)	166	(608)	2,112	(48)	291	73	1,986
Charge-offs	–	(179)	–	–	(84)	(334)	(597)
Recoveries	5	28	30	–	42	67	172
Ending balance	$3,829	$4,037	$5,479	$2,787	$2,084	$986	$19,202
Loss allowance individually evaluated for impairment	$167	–	–	$1	$11	$44	$223
Loss allowance collectively evaluated for impairment	$3,662	$4,037	$5,479	$2,786	$2,073	$942	$18,979

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$5,658	$6,250	$3,957	$1,889	$4,616	$644	$23,014
Loans collectively evaluated for impairment	224,456	358,101	521,782	146,802	472,735	199,585	1,923,461
Total loans receivable	$230,114	$364,351	$525,739	$148,691	$477,351	$200,229	$1,946,475

	At or for the Nine Months Ended September 30, 2015
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Provision (recovery)	565	(942)	(2,472)	(23)	(428)	654	(2,646)
Charge-offs	(74)	(69)	–	–	(276)	(561)	(980)
Recoveries	7	107	–	–	52	62	228
Ending balance	$2,847	$5,976	$3,606	$2,778	$2,352	$1,332	$18,891
Loss allowance individually evaluated for impairment	–	$262	$611	–	–	–	$873
Loss allowance collectively evaluated for impairment	$2,847	$5,714	$2,995	$2,778	$2,352	$1,332	$18,018

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$8,281	$9,629	$9,572	$2,132	$4,461	$619	$34,694
Loans collectively evaluated for impairment	219,885	278,426	344,957	128,592	476,448	222,798	$1,671,106
Total loans receivable	$228,166	$288,055	$354,529	$130,724	$480,909	$223,417	$1,705,800

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in net charge-offs, real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in an increase (decrease) in the total allowance for loan losses of $1,213 and $1,873 during the three and nine months ended September 30, 2016, and of $(1,139) and $(3,367) during the three and nine months ended September 30, 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	September 30, 2016
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	$367	$367	$167	$92	$15
Lines of credit	–	–	–	–	–
Total commercial and industrial	367	367	167	92	15
Commercial real estate:
Office	–	–	–	–	–
Retail/wholesale/mixed	–	–	–	–	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	122	122	1	31	–
Total construction and development	122	122	1	31	–
One- to four-family	2,233	2,233	11	558	–
Home equity and other consumer:
Home equity	79	79	44	20	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	79	79	44	20	–
Total with an allowance recorded	$2,801	$2,801	$223	$701	$15

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$89	$104	–	$101	$3
Lines of credit	30	40	–	1,088	2
Total commercial and industrial	119	144	–	1,189	5
Commercial real estate:
Office	2,000	2,416	–	2,063	117
Retail/wholesale/mixed	1,402	2,238	–	1,512	83
Industrial/warehouse	184	265	–	189	10
Other	–	152	–	5	10
Total commercial real estate	3,586	5,071	–	3,769	220
Multi-family real estate	280	292	–	215	18
Construction and development:
Commercial real estate	508	597	–	563	–
Multi-family real estate	–	–	–	–	–
Land and land development	266	327	–	188	12
Total construction and development	774	924	–	751	12
One- to four-family	2,992	3,340	–	2,660	61
Home equity and other consumer:
Home equity	1,039	1,109	–	807	3
Student	–	–	–	–	–
Other	110	144	–	82	1
Total home equity and other consumer	1,149	1,253	–	889	4
Total with no allowance recorded	$8,900	$11,024	–	$9,473	$320

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	September 30, 2016
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$54,350	$16,700	$107	$562	$71,719
Lines of credit	117,231	24,321	11,747	5,096	158,395
Total commercial and industrial	171,581	41,021	11,854	5,658	230,114
Commercial real estate:
Office	120,813	5,336	14,450	2,000	142,599
Retail/wholesale/mixed use	116,999	26,705	14,934	3,806	162,444
Industrial/warehouse	38,705	12,543	–	444	51,692
Other	7,616	–	–	–	7,616
Total commercial real estate	284,133	44,584	29,384	6,250	364,351
Multi-family real estate	513,956	–	7,826	3,957	525,739
Construction and development:
Commercial real estate	5,434	1,029	–	508	6,971
Multi-family real estate	131,705	–	–	–	131,705
Land and land development	8,449	185	–	1,381	10,015
Total construction/development	145,588	1,214	–	1,889	148,691
One- to four-family	471,406	439	890	4,616	477,351
Home equity and other consumer:
Home equity	181,039	–	–	534	181,573
Student	7,114	–	–	–	7,114
Other	11,412	20	–	110	11,542
Total home equity and other consumer	199,565	20	–	644	200,229
Total	$1,786,229	$87,278	$49,954	$23,014	$1,946,475

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at September 30, 2016, or December 31, 2015. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at September 30, 2016, or December 31, 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	September 30, 2016
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	$396	$60	$456	$71,263	$71,719	$456
Lines of credit	–	–	–	–	158,395	158,395	30
Total commercial and industrial	–	396	60	456	229,658	230,114	486
Commercial real estate:
Office	–	1,691	–	1,691	140,908	142,599	2,000
Retail/wholesale/mixed	$751	–	551	1,302	161,142	162,444	1,402
Industrial/warehouse	–	–	–	–	51,692	51,692	184
Other	–	–	–	–	7,616	7,616	–
Total commercial real estate	751	1,691	551	2,993	361,358	364,351	3,586
Multi-family real estate	454	–	–	454	525,285	525,739	280
Construction and development:
Commercial real estate	–	–	508	508	6,463	6,971	508
Multi-family real estate	–	–	–	–	131,705	131,705	–
Land and land development	–	–	–	–	10,015	10,015	151
Total construction	–	–	508	508	148,183	148,691	659
One- to four-family	8,187	1,860	2,796	12,843	464,508	477,351	3,130
Home equity and other consumer:
Home equity	430	247	534	1,211	180,362	181,573	534
Student	105	23	366	494	6,620	7,114	–
Other	26	23	110	159	11,383	11,542	110
Total home equity and other consumer	561	293	1,010	1,864	198,365	200,229	644
Total	$9,953	$4,240	$4,925	$19,118	$1,927,357	$1,946,475	$8,785

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

As of September 30, 2016, and December 31, 2015, $366 and $484 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of September 30, 2016, and December 31, 2015, TDRs were $4,164 and $8,704, respectively, and consisted primarily of commercial and industrial and one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $2,916 and $2,558, respectively. Additions to TDRs during the nine months ended September 30, 2016 and 2015, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during the nine months ended September 30, 2016, and twelve months ended September 30, 2015, were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

4.	Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Nine Months Ended September 30
	2016	2015
MSRs at beginning of the period, net	$7,205	$7,867
Additions	1,042	945
Amortization	(1,636)	(1,458)
MSRs at end of the period, net	$6,611	$7,354

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for three months ending December 31:	2016	349
Estimate for years ending December 31:	2017	1,227
	2018	1,028
	2019	837
	2020	677
	2021	573
	Thereafter	1,920
	Total	6,611

The projections of amortization expense shown above for MSRs are based on existing asset balances and the existing interest rate environment as of September 30, 2016. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5.	Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	September 30	December 31
	2016	2015
Accrued interest:
Loans receivable	$5,158	$4,894
Mortgage-related securities	1,023	1,141
Total accrued interest	6,181	6,035
Foreclosed properties and repossessed assets:
Commercial real estate	1,221	1,685
Land and land development	627	747
One-to four-family	861	874
Total foreclosed properties and repossessed assets	2,709	3,306
Bank-owned life insurance	63,058	61,656
Premises and equipment, net	47,949	49,218
Federal Home Loan Bank stock, at cost	19,205	17,591
Deferred tax asset, net	12,712	16,485
Other assets	33,266	24,037
Total other assets	$185,080	$178,328

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

5.	Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,281 and $2,576 at September 30, 2016, and December 31, 2015, respectively.

6.	Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	September 30	December 31
	2016	2015
Checking accounts:
Non-interest-bearing	$268,905	$213,761
Interest-bearing	264,375	277,606
Total checking accounts	533,280	491,367
Money market accounts	565,386	542,020
Savings accounts	231,582	217,633
Certificates of deposit:
Due within one year	320,672	282,584
After one but within two years	173,398	182,599
After two but within three years	37,245	61,806
After three but within four years	2,796	15,373
After four but within five years	2,756	2,209
Total certificates of deposits	536,867	544,571
Total deposit liabilities	$1,867,115	$1,795,591

7.	Borrowings

The following table summarizes borrowings as of the dates indicated:

	September 30, 2016		December 31, 2015
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB short-term advances	$245,000	0.40%	$130,000	0.16%
FHLB term advances maturing in:
2016	20,000	0.45	75,950	0.63
2017	51,408	1.19	56,183	1.20
2018	30,462	2.24	34,607	2.18
2019	16,886	3.09	19,127	2.98
2020	24,444	3.72	26,853	3.62
2021	14,724	3.04	16,971	2.97
Thereafter	12,440	4.55	12,684	4.55
Total borrowings	$415,364	1.16%	$372,375	1.27%

All of the Company’s term advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

7.	Borrowings (continued)

As discussed in Note 12, “Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments,” the Company has entered into cash flow hedges using interest rate swaps to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. Two advances maturing in October 2016 of $10,000 each have corresponding pay-fixed interest rate swaps that mature in 2018 and 2019, respectively. Although these advances have stated interest rates of 0.45%, they have effective interest rates including the impact of the interest rate swaps of 1.02% and 1.28%, respectively. However, these advances have been included in the table, above, at their contractual rates and maturities. If they had been included in the table at their hedge-adjusted rates and maturities, the advances reported as maturing in 2018 and 2019 would have each been $10,000 higher and the weighted average rates for those maturity years would have been 1.94% and 2.42% as of September 30, 2016, respectively. Furthermore, the weighted average rate reported for total borrowings would have been 1.19% as of the same date.

The Company is required to pledge certain unencumbered mortgage loans and mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Advances are also collateralized by the shares of capital stock of the FHLB of Chicago that are owned by the Company. The Company’s borrowings at the FHLB of Chicago are limited to the lesser of: (i) 35% of total assets; (ii) 22.2 times the FHLB of Chicago capital stock owned by the Company; or (iii) the total of 71% of the book value of one- to four-family mortgage loans, 72% of the book value of certain multi-family mortgage loans, 51% of the book value of certain home equity loans, and 98% of the fair value of certain mortgage-related securities.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

8.	Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies and as defined in applicable regulations. Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of September 30, 2016, and December 31, 2015, the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated.

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
At the Company:
Total risk-weighted capital	$306,368	15.11%	$162,167	8.00%	$202,708	10.00%
Tier 1 risk-weighted capital	287,166	14.17	121,625	6.00	162,167	8.00
CET1 risk-weighted capital	287,166	14.17	91,219	4.50	131,760	6.50
Tier 1 leverage capital	287,166	10.91	105,303	4.00	131,629	5.00
At the Bank:
Total risk-weighted capital	$281,795	13.90%	$162,144	8.00%	$202,680	10.00%
Tier 1 risk-weighted capital	262,593	12.96	121,608	6.00	162,144	8.00
CET1 risk-weighted capital	262,593	12.96	91,206	4.50	131,742	6.50
Tier 1 leverage capital	262,593	9.98	105,224	4.00	131,529	5.00

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
At the Company:
Total risk-weighted capital	$296,709	15.83%	$149,922	8.00%	$187,402	10.00%
Tier 1 risk-weighted capital	279,068	14.89	112,441	6.00	149,922	8.00
CET1 risk-weighted capital	279,068	14.89	84,331	4.50	121,811	6.50
Tier 1 leverage capital	279,068	11.37	98,197	4.00	122,747	5.00
At the Bank:
Total risk-weighted capital	$272,568	14.55%	$149,900	8.00%	$187,375	10.00%
Tier 1 risk-weighted capital	254,927	13.61	112,425	6.00	149,900	8.00
CET1 risk-weighted capital	254,927	13.61	84,319	4.50	121,794	6.50
Tier 1 leverage capital	254,927	10.48	97,328	4.00	121,660	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

9.	Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Net income	$4,454	$3,345	$12,876	$10,487
Weighted average shares outstanding	45,116,082	45,347,879	45,077,767	45,846,072
Vested restricted stock for period	123,485	69,266	111,223	61,437
Basic shares outstanding	45,239,567	45,417,145	45,188,990	45,907,509
Net dilutive effect of:
Stock option shares	379,310	352,596	392,738	351,454
Non-vested restricted stock	45,972	27,767	49,190	31,433
Diluted shares outstanding	45,664,849	45,797,508	45,630,918	46,290,396
Basic earnings per share	$0.10	$0.07	$0.28	$0.23
Diluted earnings per share	$0.10	$0.07	$0.28	$0.22

The Company had stock options for 359,834 and 345,200 shares outstanding as of September 30, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These options had weighted average exercise prices of $8.18 and $8.11 per share as of those dates, respectively.

10.	Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $205 and $190 during the three months ended September 30, 2016 and 2015, respectively, and $630 and $598 during the nine months ended September 30, 2016 and 2015, respectively.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

10.	Employee Benefit Plans (continued)

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Service cost	–	$242	–	$726
Interest cost	$669	660	$2,007	1,980
Expected return on plan assets	(861)	(735)	(2,583)	(2,205)
Amortization of net loss from earlier periods	57	656	171	1,968
Net periodic benefit cost	$(135)	$823	$(405)	$2,469

The following table summarizes the supplemental plan’s net periodic costs for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Interest cost	$93	$99	$279	$297
Amortization of net loss from earlier periods	26	23	78	69
Net periodic benefit cost	$119	$122	$357	$366

A contribution of $650,000 to the qualified plan was made in the third quarter of 2016. This contribution was determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2016. No contribution is necessary in 2016 for the supplemental plan.

11.	Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). Options and restricted stock granted under the 2004 Plan vested over five years and options had expiration terms of ten years. No further awards may be made under the 2004 Plan.

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of September 30, 2016, 2,497,600 shares remain eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $265 and $148 for the three months ended September 30, 2016 and 2015, respectively. The amount amortized to expense was $744 and $553 for the nine months ended September 30, 2016 and 2015, respectively. Outstanding non-vested restricted stock grants had a fair value of $1,963 and an unamortized cost of $1,721 at September 30, 2016. The cost of these shares is expected to be recognized over a weighted-average period of 0.96 years.

During the three months ended September 30, 2016 and 2015, the Company recorded stock option compensation expense of $89 and $102, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded stock option compensation expense of $270 and $309, respectively. As of September 30, 2016, there was $522 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 0.97 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

11.	Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Nine Months Ended September 30
	2016		2015
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,421,500	$5.4378	1,631,000	$5.2980
Granted	56,300	7.2900	44,000	6.7780
Exercised	(138,834)	4.8840	(157,600)	4.5870
Forfeited	(13,132)	5.0412	(61,500)	5.3181
Outstanding at end of period	1,325,834	$5.5783	1,455,900	$5.4188

The following table provides additional information regarding the Company’s outstanding options as of September 30, 2016.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	1.6	–	–	32,000	–
$12.025	1.9	–	–	50,000	–
$7.226	3.6	–	–	50,000	$23
$4.740	4.2	–	–	70,000	206
$5.050	4.3	–	–	172,000	452
$4.300	4.5	–	–	25,000	85
$3.720	4.8	–	–	12,500	50
$3.390	5.3	63,500	$272	229,500	985
$3.800	5.5	2,000	8	8,000	31
$4.820	6.3	93,200	267	142,800	408
$5.360	6.6	8,000	19	12,000	28
$5.700	6.7	8,000	16	12,000	24
$6.340	6.8	4,000	5	6,000	8
$7.170	7.3	109,800	56	74,400	38
$6.010	7.6	4,500	8	3,000	5
$5.850	7.6	6,666	12	13,334	24
$6.100	7.9	6,666	11	13,334	21
$6.700	8.3	19,996	20	10,338	10
$7.190	8.8	4,666	2	2,334	1
$7.290	9.3	56,300	22	–	–
Total		387,294	$718	938,540	$2,399
Weighted-average remaining contractual life		7.1 Years		5.1 Years
Weighted-average exercise price		$5.8298		$5.4746

There were 138,834 options exercised during the nine months ended September 30, 2016, which had an intrinsic value of $367. There were 157,600 options exercised during the nine months ended September 30, 2015, which had an intrinsic value of $400. The weighted average grant date fair value of non-vested options at September 30, 2016, was $1.76 per share. During the nine months ended September 30, 2016, options for 56,300 shares were granted, options for 260,038 shares became vested, and 13,132 non-vested options shares were forfeited.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

11.	Stock-Based Benefit Plans (continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 56,300 options granted during the nine month period ended September 30, 2016: risk free rate of 1.80%, dividend yield of 2.74%, expected stock volatility of 31%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.28 per option using these assumptions. The following weighted-average assumptions were used to value 44,000 options granted during the nine-month period ended September 30, 2015: risk free rate of 1.81%, dividend yield of 2.45%, expected stock volatility of 33.5%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.11 per option using these assumptions.

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

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	September 30	December 31
	2016	2015
Unused commercial lines of credit	$172,501	$146,183
Commercial loans	7,304	6,772
Standby letters of credit	7,896	4,458
Real estate loan commitments:
Fixed rate	38,368	36,921
Adjustable rate	300,504	308,173
Unused consumer lines of credit	162,693	164,989

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

12.	Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses interest rate lock commitments (“IRLCs”) and forward commitments to sell loans to manage interest rate risk associated with its loan sales activities, both of which are considered to be free-standing derivative financial instruments under GAAP. Changes in the fair value of the derivative instruments are recognized currently through earnings. During the three months ended September 30, 2016 and 2015, net unrealized gains (losses) of $86 and $(197), respectively, were recognized in net gain on loan sales activities on these derivative instruments. During the nine months ended September 30, 2016 and 2015, net unrealized gains of $119 and $10, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains of $36 and $68 on loans held-for-sale for the three months ended September 30, 2016 and 2015, respectively, and $172 and $5 for the nine months ended September 30, 2016 and 2015, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are free-standing derivative instruments under GAAP. As such, changes in the fair value of these derivative instruments are recognized currently through earnings. During the three months ended September 30, 2016 and 2015, net unrealized gains of $206 and $304, respectively, and net losses of $206 and $304, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees. During the nine months ended September 30, 2016 and 2015, net unrealized gains of $247 and $360, respectively, and net losses of $247 and $360, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

The Company also enters into interest rate swap arrangements to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. These interest rate swaps have been designated as forecasted transaction cash flow hedges by management (refer to Note 7, “Borrowings”). As such, the effective portion of the change in the fair value of these derivatives is recorded in other comprehensive income and the ineffective portion was recorded in interest expense. During the three and nine months ended September 30, 2016, $84 and $(114) in unrealized gain (loss) net of tax related to interest rate swaps was recorded in other comprehensive income, respectively. During the three and nine months ended September 30, 2015, $136 and $136 in unrealized loss net of tax related to interest rate swaps was recorded in other comprehensive income, respectively. There was no ineffective portion of this hedge for any of these periods.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	September 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$21,882	$517	$7,961	$166
Forward commitments to sell loans	22,607	(304)	9,543	(72)
Embedded free-standing derivatives on commercial loans	23,144	951	23,559	705
Receive-fixed free-standing interest rate swaps	240,496	12,474	82,780	2,648
Pay-fixed free-standing interest rate swaps	263,640	(13,425)	106,339	(3,353)
Pay-fixed cash flow hedge interest rate swaps	20,000	(189)	20,000	–
Net unrealized gains (losses)		$24		$94

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the nine months ended September 30, 2016.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of September 30, 2016:

	Weighted- Average	Range
Loan size	$115	$1.4-$414
Contractual interest rate	3.69%	2.50%-7.10%
Constant prepayment rate (“CPR”)	12.96%	1.94%-28.29%
Remaining maturity in months	217	2-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.04%	9.00%-10.75%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at September 30, 2016, or December 31, 2015. Accordingly, the Company had no valuation allowance as of September 30, 2016, or December 31, 2015.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	September 30 2016		December 31 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$45,808	$45,808	$44,501	$44,501
Mortgage related securities available-for-sale	379,447	379,447	407,874	407,874
Mortgage related securities held-to-maturity	102,931	105,932	120,891	121,641
Loans held-for-sale	8,034	8,034	3,350	3,350
Loans receivable, net	1,925,455	1,945,673	1,740,018	1,751,670
Mortgage servicing rights, net	6,611	7,241	7,205	9,455
Federal Home Loan Bank stock	19,205	19,205	17,591	17,591
Accrued interest receivable	6,181	6,181	6,035	6,035
Deposit liabilities	1,867,115	1,845,399	1,795,591	1,786,934
Borrowings	415,364	423,049	372,375	378,266
Advance payments by borrowers	30,219	30,219	3,382	3,382
Accrued interest payable	1,076	1,076	1,091	1,091
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments	517	517	166	166
Forward commitments to sell loans	(304)	(304)	(72)	(72)
Embedded free-standing derivatives on commercial loans	951	951	705	705
Receive-fixed free-standing interest rate swaps	12,474	12,474	2,648	2,648
Pay-fixed free-standing interest rate swaps	(13,425)	(13,425)	(3,353)	(3,353)
Pay-fixed cash flow hedge interest rate swaps	(189)	(189)	–	–

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At September 30, 2016
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$8,034	–	$8,034
Mortgage-related securities available-for-sale	–	379,447	–	379,447

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,350	–	$3,350
Mortgage-related securities available-for-sale	–	407,874	–	407,874

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At September 30, 2016, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 5.5% to 11.5%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $223 was recorded for loans with a recorded investment of $23,014 at September 30, 2016. These amounts were $535 and $37,119 at December 31, 2015, respectively. Provision for (recovery of) loan losses related to these loans was $222 during the nine months ended September 30, 2016, and $535 during the twelve month period ended December 31, 2015. Provision for (recovery of) loan losses related to impaired loans at September 30, 2015, was $32 for the nine months ended September 30, 2015.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of September 30, 2016, $2,453 in foreclosed properties was valued at collateral value compared to $2,794 at December 31, 2015. Losses of $137 and $330 related to these foreclosed properties were recorded during the nine months ended September 30, 2016, and the twelve months ended December 31, 2015, respectively. Losses on foreclosed properties valued at collateral value at September 30, 2015 were $384 for the nine months ended September 30, 2015.

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

Results of Operations

Overview The Company reported net income of $4.5 million or $0.10 per diluted share in the third quarter of 2016, which was a 33.2% increase over net income of $3.3 million or $0.07 per diluted share in the same quarter of 2015. Year-to-date, the Company reported net income of $12.9 million or $0.28 per diluted share in 2016 compared to $10.5 million or $0.22 per diluted share in the same nine-month period in 2015. The improvements between these periods were primarily due to higher net interest income, higher loan-related fees, higher mortgage banking revenue, and lower compensation-related expenses. Also contributing to the year-to-date improvement were lower net losses and expenses on foreclosed real estate and lower occupancy, equipment, and data processing costs. These improvements were partially offset by provisions for loan losses in the 2016 periods compared to recoveries in the 2015 periods, as well as reduced gains on real estate held for investment and higher income tax expense. Also negatively impacting the year-to-date comparison were lower brokerage and insurance commissions and higher advertising and marketing expenses in 2016 compared to 2015. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended September 30, 2016 and 2015.

Net Interest Income The Company’s net interest income increased by $1.7 million or 10.1% and by $2.8 million or 5.4% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were due in part to an increase in the Company’s average earning assets in the 2016 periods compared to the same periods in the prior year, as well as an increase in funding from non-interest bearing checking accounts between the periods. Also contributing to the increase in the 2016 three- and nine-month periods were call premiums of $577,000 and $1.1 million, respectively, which the Company received on mortgage-related securities that were called during these periods. These favorable developments were partially offset by a decrease in the Company’s net interest margin in the 2016 periods compared to the same periods in 2015.

The Company’s average earning assets increased by $180.5 million or 8.2% during the nine months ended September 30, 2016, compared to the same period in 2015. This increase was primarily attributable to a $189.2 million or 11.6% increase in average loans receivable during the 2016 nine-month period compared to the same period in the prior year.

Also contributing favorably to the Company’s net interest income in the 2016 periods, as well as its net interest margin, was an increase in funding from non-interest-bearing checking accounts. The average balance in these accounts increased by $34.1 million or 16.7% during the nine months ended September 30, 2016, compared to the same period in 2015.

The Company’s net interest margin was 3.08% and 3.03% during the three and nine months ended September 30, 2016, respectively. However, excluding the impact of the aforementioned call premiums, net interest margin for these periods would have been 2.98% and 2.97%, respectively. These amounts compared to 3.05% and 3.12% during the same periods of 2015, respectively. During the nine months ended September 30, 2016, the average yield on the Company’s earning assets declined by 11 basis points (excluding call premiums) and its average cost of funds increased by four basis points compared to the same period in 2015. The decline in the average yield on earning assets was largely due to the continued repricing of the Company’s loan portfolio to lower yields in the current interest rate environment, as well as its continued emphasis on the origination of variable-rate loans, which generally have lower initial yields than fixed-rate loans. However, management is hopeful that the negative impact these developments have had on the Company’s loan portfolio yield may have run their course and that the loan portfolio yield may stabilize or even improve slightly in the near term. However, there can be no assurances; future results will depend in large part on developments affecting interest rates throughout the U.S. economy. Also contributing to the decline in yield on earning assets in the 2016 periods has been the purchase of mortgage-related securities in the current year at yields that were less than the prevailing rates in the investment portfolio.

The increase in the Company’s average cost of funds was primarily due to a six basis point increase in its average cost of deposits during the nine months ended September 30, 2016, compared to the same period in the prior year. The impact of this increase was offset slightly by a decline in the average cost of borrowings from the FHLB of Chicago. This decline was caused by an increase in overnight borrowings, which were drawn to fund growth in earning assets, as previously noted. Overnight borrowings generally have a lower interest cost than the rates the Company offers on its certificates of deposit.

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

	Three Months Ended September 30
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,896,762	$18,209	3.84%	$1,650,143	$16,464	3.99%
Mortgage-related securities	501,960	3,139	2.50	541,776	2,912	2.15
Investment securities (2)	18,813	117	2.49	16,988	61	1.44
Interest-earning deposits	15,529	5	0.13	17,063	4	0.09
Total interest-earning assets	2,433,064	21,470	3.53	2,225,970	19,441	3.49
Non-interest-earning assets	205,468			225,816
Total average assets	$2,638,532			$2,451,786

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$229,929	8	0.01	220,593	11	0.02
Money market accounts	540,987	221	0.16	512,923	170	0.13
Interest-bearing demand accounts	257,470	11	0.02	247,139	7	0.01
Certificates of deposit	542,009	1,228	0.91	528,739	1,018	0.77
Total deposit liabilities	1,570,395	1,468	0.37	1,509,394	1,206	0.32
Advance payments by borrowers for taxes and insurance	26,129	–	0.00	26,064	–	0.00
Borrowings	418,933	1,290	1.23	345,102	1,243	1.44
Total interest-bearing liabilities	2,015,457	2,758	0.55	1,880,560	2,449	0.52
Non-interest-bearing liabilities:
Non-interest-bearing deposits	258,720			209,800
Other non-interest-bearing liabilities	76,791			83,199
Total non-interest-bearing liabilities	335,511			292,999
Total liabilities	2,350,968			2,173,559
Total equity	287,564			278,227
Total average liabilities and equity	$2,638,532			$2,451,786
Net interest income and net interest rate spread		$18,712	2.98%		$16,992	2.97%
Net interest margin			3.08%			3.05%
Average interest-earning assets to average interest-bearing liabilities	1.21X			1.18X

(1)     For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.

(2)     The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Nine Months Ended September 30
	2016			2015
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,818,232	$52,505	3.85%	$1,629,024	$49,318	4.04%
Mortgage-related securities	515,183	9,122	2.36	525,762	8,625	2.19
Investment securities (2)	18,412	338	2.45	15,948	166	1.39
Interest-earning deposits	16,554	23	0.19	17,160	14	0.11
Total interest-earning assets	2,368,381	61,988	3.49	2,187,894	58,123	3.54
Non-interest-earning assets	203,065			221,223
Total average assets	$2,571,446			$2,409,117

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	225,572	22	0.01	220,501	39	0.02
Money market accounts	532,041	620	0.16	509,471	538	0.14
Interest-bearing demand accounts	262,720	36	0.02	244,679	22	0.01
Certificates of deposit	545,550	3,641	0.89	534,332	2,853	0.71
Total deposit liabilities	1,565,883	4,319	0.37	1,508,983	3,452	0.31
Advance payments by borrowers for taxes and insurance	17,237	1	0.01	17,840	1	0.01
Borrowings	386,894	3,790	1.31	311,868	3,552	1.52
Total interest-bearing liabilities	1,970,014	8,110	0.55	1,838,691	7,005	0.51
Non-interest-bearing liabilities:
Non-interest-bearing deposits	237,744			203,684
Other non-interest-bearing liabilities	78,648			86,295
Total non-interest-bearing liabilities	316,392			289,979
Total liabilities	2,286,406			2,128,670
Total equity	285,040			280,447
Total average liabilities and equity	$2,571,446			$2,409,117
Net interest income and net interest rate spread		$53,878	2.94%		$51,118	3.03%
Net interest margin			3.03%			3.12%
Average interest-earning assets to average interest-bearing liabilities	1.20X			1.19X

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

	Three Months Ended September 30, 2016 Compared to September 30, 2015
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,382	$(637)	$1,745
Mortgage-related securities	(223)	450	227
Investment securities	8	48	56
Interest-earning deposits	–	1	1
Total interest-earning assets	2,167	(138)	2,029
Interest-bearing liabilities:
Savings accounts	3	(6)	(3)
Money market accounts	9	42	51
Interest-bearing demand accounts	–	4	4
Certificates of deposit	27	183	210
Total deposit liabilities	39	223	262
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	243	(196)	47
Total interest-bearing liabilities	282	27	309
Net change in net interest income	$1,885	$(165)	$1,720

	Nine Months Ended September 30, 2016 Compared to September 30, 2015
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$5,586	$(2,399)	$3,187
Mortgage-related securities	(163)	660	497
Investment securities	29	143	172
Interest-earning deposits	–	9	9
Total interest-earning assets	5,452	(1,587)	3,865
Interest-bearing liabilities:
Savings accounts	–	(17)	(17)
Money market accounts	25	57	82
Interest-bearing demand accounts	1	13	14
Certificates of deposit	61	727	788
Total deposit liabilities	87	780	867
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	780	(542)	238
Total interest-bearing liabilities	867	238	1,105
Net change in net interest income	$4,585	$(1,825)	$2,760

Provision for (recovery of) Loan Losses The Company’s provision for (recovery of) loan losses was $1.4 million in the third quarter of 2016 compared to $(930,000) in the same quarter last year. The provision (recovery) for the nine months ended September 30, 2016, was $2.0 million compared to $(2.6) million in the same period last year. Management believes that general economic, employment, and real estate conditions continue to be relatively stable in the Company local markets. In addition, the Company’s level of non-performing loans, as well as its actual loan charge-offs, have continued to trend lower in recent periods, as noted later in this report. However, economic growth in the United States has slowed in recent periods and the global economy, which has also slowed, has experienced increased political-, trade-, and currency-related challenges. In addition, the Company has experienced a modest increase in classified loans in recent months, as described later in this report. Management believes that these developments are early indications of emerging difficulties in the credit and lending environment for the Company. These considerations, along with growth in the Company’s loan portfolio, contributed to management’s conclusion that an increase in the allowance for loan losses was appropriate. As such, the Company’s allowance for loan losses increased from $17.6 million at December 31, 2015, to $19.2 million at September 30, 2016. Management anticipates that the Company’s provision for loan losses may continue to consist of provisions rather than recoveries for the foreseeable future. This is expected to be particularly true if the Company’s loan portfolio continues to grow as it has in recent periods.

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

Non-Interest Income Total non-interest income increased by $871,000 or 14.5% and $2.6 million or 15.3% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, respectively. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges increased slightly in the third quarter of 2016 compared to the same quarter in the prior year. Year-to-date, however, deposit-related fees were down modestly in 2016 compared to 2015. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the fluctuations in deposit-related fees and charges to changes in customer spending behavior in recent years which has generally resulted in lower revenue from overdraft charges and from check printing commissions. Benefiting this revenue line item in recent periods, however, has been increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors.

Loan-related fees were $1.1 million and $4.0 million during the three and nine months ended September 30, 2016, respectively. These amounts compared to $476,000 and $1.4 million during the same periods in 2015, respectively. Loan-related fees consist of periodic income from lending activities that are not deferred as yield adjustments under the applicable accounting rules. The largest source of fees in this revenue category is interest rate swap fees related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. The increases in loan-related fees in the 2016 periods were the result of increased loan production, as well as a lower interest rate environment that has increased borrower preference for the types of loan transactions that generate interest rate swap fees. Management believes this source of revenue will vary considerably from period to period depending on the rate environment and on borrower preference for the types of transactions that generate interest rate swaps. Furthermore, a potential decline in the origination of multi-family and construction loans, which are the types of loans that generate most of the Company’s interest rate swap fees, could have a negative impact on such fee income in the future, as more fully discussed elsewhere in this report.

Brokerage and insurance commissions were slightly lower during the third quarter of 2016 than they were in the same quarter of the previous year. Year-to-date this source of revenue was $298,000 or 10.5% lower than the same period in 2015. This revenue item generally consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, fees earned for investment advisory services, and commissions earned on sales of personal and business insurance products. However, the prior year periods included certain non-recurring incentive payments. Excluding those payments, brokerage and insurance commissions during the three and nine months ended September 30, 2016, were approximately 15% and 30% higher in the 2016 periods than they were in the same periods of 2015, respectively. Management attributes these increases to new products, services, systems, and investment advisors that the Company has added in recent periods.

Mortgage banking revenue, net, was $1.4 million and $3.3 million during three and nine months ended September 30, 2016, respectively. This compared to $798,000 and $2.6 million during the same periods in 2015, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in thousands)
Gross loan servicing fees	$633	$670	$1,915	$2,012
MSR amortization	(650)	(458)	(1,636)	(1,458)
Change in MSR valuation allowance	–	–	–	–
Loan servicing revenue, net	(17)	212	279	554
Gain on loan sales activities, net	1,371	586	3,042	2,085
Mortgage banking revenue, net	$1,354	$798	$3,321	$2,639

Loan servicing revenue, net, decreased during the three- and nine-month periods in 2016 compared to the same periods in 2015. These decreases were caused in part by a decline in gross servicing fees due to an overall decline in loans serviced for third-party investors. As of September 30, 2016, the Company serviced $1.003 billion in loans for third-party investors compared to $1.039 billion at December 31, 2015. Also contributing to the decrease in loan servicing revenue, net, in the 2016 periods was an increase in amortization of MSR. These increases were caused by lower market interest rates for one- to four-family loans in 2016, which resulted in increased loan prepayment activity and faster amortization of the related MSRs.

The change in valuation allowance that the Company establishes against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. As of September 30, 2016, the Company had no valuation allowance against its MSRs, which had a net book value of $6.6 million as of that date. MSR valuation allowances typically increase in periods of lower market interest rates, which results in a charge to earnings in the period of the increase. During lower market interest rate environments, such as that which has occurred in recent months, loan refinance activity and expectations for future loan prepayments generally increase, which typically reduces the fair value of MSRs and results in an increase in the MSR valuation allowance. However, market interest rates for one- to four-family mortgage loans as of September 30, 2016, were not sufficiently low enough to generate an MSR valuation allowance as of that date. However, there can be no assurances that an increase in the MSR valuation allowance will not be required in the future, particularly if market interest rates for one- to four-family residential loans remain low or decline further.

Gain on loan sales activities, net, was $1.4 million and $3.0 million during the three and nine months ended September 30, 2016, respectively, compared to $586,000 and $2.1 million during the same periods in 2015, respectively. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. During the nine months ended September 30, 2016, sales of these loans were $108.0 million, which was $23.7 million or 28.1% higher than the same period of 2015. Management attributes this increase to lower market interest rates for one- to four-family mortgage loans in 2016 compared to 2015. The origination and sale of residential loans are subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will not fluctuate considerably from period to period.

During the three months ended September 30, 2016 and 2015, the Company recorded $12,000 and $378,000 in gains on the disposition of certain real estate properties that it held for investment purposes, respectively. On a year-to-date basis, the gain in 2015 was only $212,000 because of net losses the Company recorded on the disposition of certain other real estate properties earlier in that year. The Company continues to actively market certain of the properties that it holds for investment purposes. There can be no assurances that the Company will be able to sell such properties or that gains or losses on sales, if any, will not fluctuate considerably from period to period.

Non-Interest Expense Total non-interest expense decreased by $1.2 million or 6.6% and $2.7 million or 5.0% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, respectively. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses decreased by $975,000 or 8.5% and $2.5 million or 7.4% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These decreases were mostly due to lower costs associated with the Company’s defined benefit pension plan, which was due in part to an increase in the discount rate used to determine the present value of the pension obligation, but also to a freeze of the plan’s benefits at the end of 2015. This latter change also resulted in a lengthening of the amortization period for unrealized losses in the pension plan, which further contributed to lower pension costs in 2016. Also contributing to the decreases in compensation-related expenses in the 2016 periods compared to the same periods in the prior year was a decline in the number of employees at the Company. This decline was primarily due to the consolidation of seven retail banking offices in the third quarter of 2015 and an additional four in the first quarter of 2016. These developments were partially offset by normal annual merit increases granted to most employees at the beginning of 2016, as well as higher stock-based compensation and employee commission expense compared to the 2015 periods.

Occupancy, equipment, and data processing expenses were $3.3 million and $10.1 million during the three and nine months ended September 30, 2016, respectively. These amounts compared to $3.4 million and $10.5 million during the same periods in 2015, respectively. The nine-month period in 2015 included $269,000 in one-time costs associated with the Company’s consolidation of seven retail branch offices in that period. Other on-going occupancy costs related to these consolidations, as well as four others that were completed in the first quarter of 2016, declined by $65,000 and $418,000 during the quarter and year-to-date periods in 2016, respectively, compared to the same periods in 2015. However, these cost reductions were partially offset by increased data processing, software, and equipment costs associated with other initiatives undertaken by the Company in the past few periods.

Advertising and marketing-related expenses were $737,000 and $2.3 million during the three and nine months ended September 30, 2016, respectively, compared to $736,000 and $1.6 million during the same periods in 2015. The Company has generally increased spending on advertising and marketing in 2016 in an effort to increase sales and expand the Company’s overall brand awareness, especially as such relates to the retail deposit business. Management anticipates that for the entire year 2016 the Company’s advertising and marketing-related expenses are likely to be 20% to 25% higher than they were in 2015. However, this increase depends on future management decisions and there can be no assurances.

Federal deposit insurance premiums were $273,000 and $382,000 during the three months ended September 30, 2016 and 2015, respectively. Year-to-date, these premiums were $1.1 million in both the 2016 and 2015 periods. Earlier in 2016 the FDIC issued a final rule that changed how insured financial institutions less than $10 billion in assets, such as the Company, will be assessed for deposit insurance. The new rule, which became effective in the third quarter of 2016, resulted in a lower deposit insurance assessment rate for the Company during the period.

Net losses and expenses on foreclosed real estate were $169,000 and $150,000 during the three months ended September 30, 2016 and 2015, respectively. On a year-to-date basis these amounts were $80,000 and $687,000 in 2016 and 2015, respectively. Although the third quarter of 2016 was an exception, the Company has generally experienced lower net losses and expenses related to foreclosed properties in recent periods due to reduced holdings of such properties.

Other non-interest expenses were $2.3 million and $7.0 million during the three and nine months ended September 30, 2016, respectively. During these periods the Company elected to prepay certain fixed-rate FHLB of Chicago advances and incurred prepayment penalties of $134,000 and $341,000, respectively. These advances had originally been drawn to fund the purchase of mortgage-related securities that were called by the issuer during the periods, as previously noted. Excluding these prepayment penalties, other non-interest expenses were $2.2 million and $6.7 million during the three and nine months ended September 30, 2016, respectively. These amounts compared to $2.4 million and $6.9 million during the same periods in 2015, respectively. In 2016 the Company has experienced lower processing costs related to its ATM network, lower deposit account fraud losses, and lower amortization expense related to certain intangible assets. Also, the 2015 periods included a one-time cost to terminate a contract with a third-party vendor.

Income Tax Expense Income tax expense was $2.5 million and $2.1 million during the third quarters of 2016 and 2015, respectively, and was $7.4 million and $6.3 million during the year-to-date periods in the same years, respectively. The effective tax rates (“ETRs”) for the quarter periods were 35.8% and 38.6%, respectively, and for the year-to-date periods were $36.5% and 37.4%, respectively. The Company’s ETR will vary from period to period due primarily to the impact of non-taxable revenue items, such as earnings from BOLI and tax-exempt interest income. The ETR will also vary because of certain tax deductions related to employee exercises of stock options, which is the primary reason the ETR declined in the 2016 periods.

Financial Condition

Overview The Company’s total assets increased by $151.2 million or 6.0% during the nine months ended September 30, 2016, due principally to an increase in total loans receivable. This increase was primarily funded by increases in deposit liabilities, other borrowings, and advance payments by borrowers. Also providing funds for the increase in loans receivable was a decrease in mortgage-related securities during the nine-month period. The Company’s total shareholders’ equity was $288.9 million at September 30, 2016, compared to $279.4 million at December 31, 2015

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale decreased by $28.4 million or 7.0% during the nine months ended September 30, 2016. This decrease was due to normal periodic principal repayments in the portfolio that were partially offset by the purchase of $56.1 million in securities.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized gain of $5.2 million at September 30, 2016, compared to a net unrealized gain of $1.2 million at December 31, 2015. This increase was caused by a decline in market interest rates during the period, which had a favorable impact on the fair value of the Company’s mortgage-related securities.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company’s portfolio of mortgage-related securities held-to-maturity decreased by $18.0 million or 14.9% during the nine months ended September 30, 2016. During this period securities with a carrying value of $16.2 million were called by Fannie Mae. As a result, the Company recorded call premiums in interest income of $1.1 million, as previously described. The Company did not purchase any held-to-maturity securities during the nine months ended September 30, 2016.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $8.0 million and $3.4 million at September 30, 2016, and December 31, 2015, respectively.

Loans Receivable The Company’s loans receivable increased by $185.4 million or 10.7% during the nine months ended September 30, 2016. During this period increases in multi-family, commercial real estate, and construction loans (net of the undisbursed portion) were partially offset by declines in most of the Company’s other loan categories. Management attributes the increases in part to a low interest rate environment that has encouraged loan growth in the Company’s local markets, particularly for loans secured by multi-family and commercial real estate. This rate environment has also improved the competitiveness of the Company’s loan offerings linked to its interest rate swap loan program, as noted earlier in this report. Because of this improvement, the Company has been able to increase new loan production, as well as retain in its loan portfolio a larger portion of construction loans transitioning to permanent financing than it typically has in prior periods. However, management is not certain that the loan growth experienced in recent periods can be sustained in the future. The loan portfolio is subject to economic, market, and competitive factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Nine Months Ended September 30
	2016	2015
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$56,637	$67,387
Commercial real estate	73,579	57,330
Multi-family real estate	118,968	67,369
Construction and development	185,424	209,911
Total commercial loans	434,608	401,997
Retail loans:
One- to four-family first mortgages (1)	81,944	73,820
Home equity	24,261	25,151
Other consumer	1,665	1,112
Total retail loans	107,870	100,083
Total loan originations	$542,478	$502,080

(1)   Excludes $112.5 million and $83.9 million in loans originated for sale during the nine months ended September 30, 2016 and 2015, respectively.

In recent months banking regulatory agencies have publicly expressed increased concern about financial institutions whose holdings of non-owner-occupied commercial real estate and construction loans and whose growth in such loans exceed guidelines established in certain regulatory pronouncements. Specifically, financial institutions whose holdings of such loans exceed 300% of total risk-based capital and whose growth in such loans exceeds 50% over the past three years can expect increased scrutiny from their primary regulator. As of September 30, 2016, the Company’s holdings of and three-year growth in these types of loans exceed these guidelines. As such, the Company’s regulator could subject its lending operations and risk management controls to increased scrutiny. Although management of the Company is confident of the quality of its lending operations and controls, it is likely that growth in multi-family and construction loans will be lower in future periods than it has been in recent periods. Such decline could have a negative impact on the Company’s net interest income and interest rate swap fees in future periods.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $6.6 million at September 30, 2016, and $7.2 million at December 31, 2015, respectively. The Company maintained no valuation allowance against its MSRs as of either of those dates. As of September 30, 2016, the Company serviced $1.003 billion in loans for third-party investors compared to $1.039 billion at December 31, 2015. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Deposit Liabilities The Company’s deposit liabilities increased by $71.5 million or 4.0% during the nine months ended September 30, 2016. Transaction deposits, which consist of checking, savings, and money market accounts, increased by $79.2 million or 6.3% during the period and certificates of deposit decreased by $7.7 million or 1.4%. Management believes that the increase in transaction deposits in recent periods, particularly a $55.1 million or 25.8% increase in non-interest-bearing checking accounts, is due in part to improved marketing and sales efforts. However, management also believes that the low interest rate environment that has persisted for the past few years has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which would also have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $43.0 million or 11.5% during the nine months ended September 30, 2016. This increase was primarily caused by overnight borrowings from the FHLB of Chicago, which were drawn to fund growth in the Company’s earning assets during the period, as previously described. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $30.2 million at September 30, 2016, compared to $3.4 million at December 31, 2015. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity was $288.9 million at September 30, 2016, compared to $279.4 million at December 31, 2015. This increase was due to $12.9 million in net income and a $2.4 million decrease in accumulated other comprehensive loss. These developments were only partially offset by $7.3 million in regular cash dividends. The decrease in accumulated other comprehensive loss was mostly due to an increase in the fair value of available-for-sale securities (net of income tax effect), which was caused by a decline in market interest rates during the period. The Company did not repurchase a significant amount of its common stock during the nine months ended September 30, 2016. The book value of the Company’s common stock was $6.32 per share at September 30, 2016, compared to $6.15 at December 31, 2015.

On November 7, 2016, the Company’s board of directors declared a $0.055 per share dividend payable on November 28, 2016, to shareholders of record on November 18, 2016. For additional discussion relating to the Company’s ability to pay dividends or repurchase its common stock refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	September 30	December 31
	2016	2015
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$486	$4,915
Commercial real estate	3,586	3,968
Multi-family real estate	280	–
Construction and development	659	766
Total commercial loans	5,011	9,649
Non-accrual retail loans:
One- to four-family first mortgages	3,130	2,703
Home equity	534	703
Other consumer	110	82
Total non-accrual retail loans	3,774	3,488
Total non-accrual loans	8,785	13,137
Accruing loans delinquent 90 days or more (1)	366	484
Total non-performing loans	9,151	13,621
Foreclosed real estate and repossessed assets	2,709	3,306
Total non-performing assets	$11,860	$16,927

Non-performing loans to total loans	0.48%	0.78%
Non-performing assets to total assets	0.45%	0.68%
Interest income that would have been recognized if non-accrual loans had been current (2)	$498	$637
Interest income on non-accrual loans included in interest income (2)	$335	$630

(1)  Consists of student loans that are guaranteed under programs sponsored by the U.S. government.

(2)  Amounts shown are for the nine months ended September 30, 2016, and the twelve months ended December 31, 2015, respectively.

The Company’s non-performing loans were $9.2 million or 0.48% of loans receivable as of September 30, 2016, compared to $13.6 million or 0.78% of loans receivable as of December 31, 2015. Non-performing assets, which includes non-performing loans, were $11.9 million or 0.45% of total assets and $16.9 million or 0.68% of total assets as of these same dates, respectively. The decreases noted in the 2016 figures were primarily the result of the payoff of a $4.8 million non-performing commercial loan relationship in the third quarter.

Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to these non-performing assets, at September 30, 2016, management was closely monitoring $63.8 million in additional loans that were classified as either “special mention” or “substandard” in accordance with the Company’s internal risk rating policy. This amount compared to $55.9 million at December 31, 2015. As of September 30, 2016, most of these additional classified loans were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of September 30, 2016, although there can be no assurances that the loans will not become impaired in future periods. The increase in additional classified loans during the nine months ended September 30, 2016, was primarily the result of management’s assessment that the credit condition of a number of commercial loan relationships, most of which were manufacturing related, had deteriorated in recent months.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Nine Months Ended September 30
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$17,641	$22,289
Provision for (recovery of) loan losses	1,986	(2,646)
Charge-offs:
Commercial and industrial	–	(74)
Commercial real estate	(179)	(69)
Multi-family real estate	–	–
Construction and development	–	–
One- to four-family first mortgages	(84)	(276)
Home equity	(35)	(130)
Other consumer	(299)	(431)
Total charge-offs	(597)	(980)
Recoveries:
Commercial and industrial	5	7
Commercial real estate	28	107
Multi-family real estate	30	–
Construction and development	–	–
One- to four-family first mortgages	42	52
Home equity	15	24
Other consumer	52	38
Total recoveries	172	228
Net charge-offs	(425)	(752)
Balance at end of period	$19,202	$18,891

	September 30	December 31
	2016	2015
Allowance for loan losses to total loans	1.00%	1.01%
Allowance for loan losses to non-performing loans	209.83%	129.51%
Net charge-offs to average loans (1)	0.03%	0.06%

(1)    The rate for the nine months ended September 30, 2016, is annualized.

The Company’s allowance for loan losses was $19.2 million or 1.00% of loans receivable at September 30, 2016, compared to $17.6 million or 1.01% at December 31, 2015. As a percent of non-performing loans, the Company’s allowance for loan losses was 209.8% at September 30, 2016, compared to 129.5% at December 31, 2015. The reasons for the increase in the dollar amount of the Company’s allowance for loan losses during the nine months ended September 30, 2016, were described earlier in this report. The significant increase in the allowance as a percent of non-performing loans during this period was primarily the result of the aforementioned payoff of a non-performing commercial loan relationship. Management believes the allowance for loan losses at September 30, 2016, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 10.89% at September 30, 2016, compared to 11.17% at December 31, 2015. This decrease was primarily due to an increase in the Company’s total assets during the period, as previously described. The Company is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the Federal Reserve Bank (“FRB”). The Company is “well capitalized” for regulatory capital purposes. As of September 30, 2016, the Company had a total risk-based capital ratio of 15.11% and a Tier 1 leverage capital ratio of 10.91%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 5% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Regulatory Capital Requirements” in “Item 1. Financial Statements.”

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of September 30, 2016, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,330,248	–	–	–	$1,330,248
Certificates of deposit	320,672	$210,643	$5,552	–	536,867
Borrowed funds	296,409	65,114	41,402	12,439	415,364
Operating leases	878	1,604	1,398	3,028	6,908
Purchase obligations	2,640	5,280	–	–	7,920
Deferred retirement plans and deferred compensation plans	789	1,618	1,247	4,323	7,977

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of September 30, 2016:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$172,501	–	–	–	$172,501
Commercial loans	7,304	–	–	–	7,304
Standby letters of credit	6,867	$754	$275	–	7,896
Multi-family and commercial real estate loans	288,235	12,302	–	–	300,537
Residential real estate loans	38,335	–	–	–	38,335
Revolving home equity and credit card lines	162,693	–	–	–	162,693
Net commitments to sell mortgage loans	22,607	–	–	–	22,607

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At September 30, 2016, the Company had forward commitments to sell one- to four-family mortgage loans of $22.6 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of September 30, 2016.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2016, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	September 30, 2016
	Within Three Months	Three to Twelve Months	More than 1 Year to 3 Years	More than 3 Years - 5 Years	Over 5 Years	Total
Loans receivable:	(Dollars in thousands)
Commercial loans:
Fixed	$30,496	$73,595	$167,487	$67,493	$17,536	$356,607
Adjustable	796,665	45,456	70,325	12,296	3	924,745
Retail loans:
Fixed	23,101	39,202	73,474	43,078	57,080	235,935
Adjustable	101,793	129,461	85,557	67,311	46,467	430,589
Interest-earning deposits	19,072	–	–	–	–	19,072
Mortgage-related securities:
Fixed	44,108	91,047	186,961	65,982	74,609	462,707
Adjustable	14,479	–	–	–	–	14,479
Other interest-earning assets	19,205	–	–	–	–	19,205
Total interest-earning assets	1,048,919	378,761	583,804	256,160	195,695	2,463,339

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	268,954	268,954
Interest-bearing demand accounts	–	–	–	–	262,039	262,039
Savings accounts	–	–	–	–	231,582	231,582
Money market accounts	567,673	–	–	–	–	567,673
Certificates of deposit	101,629	223,493	206,193	5,552	–	536,867
Advance payments by borrowers
for taxes and insurance	30,219	–	–	–	–	30,219
Borrowings	254,557	45,657	64,613	39,962	10,575	415,364
Total non-interest- and interest- bearing liabilities	954,078	269,150	270,806	45,514	773,150	2,312,698
Interest rate sensitivity gap	$94,841	$109,611	$312,998	$210,646	$(577,455)	$150,641
Cumulative interest rate sensitivity gap	$94,841	$204,452	$517,450	$728,096	$150641
Cumulative interest rate sensitivity gap
as a percent of total assets	3.57%	7.71%	19.50%	27.44%	5.68%
Cumulative interest-earning assets as a
percentage of non-interest- and interest-bearing liabilities	109.94%	116.71%	134.63%	147.29%	106.51%

Based on the above gap analysis, at September 30, 2016, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year net interest income could be favorably impacted by an increase in market interest rates. Alternatively, net interest income could be unfavorably impacted by a decrease in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Annual Report on Form 10-K.

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

The following table presents the estimated present value ratio over a range of interest rate change scenarios at September 30, 2016. The present value ratio is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of the
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$358,316	$27,654	8.4%	14.19%	15.1%
+300	357,355	26,693	8.1	13.93	13.0
+200	351,681	21,019	6.4	13.50	9.5
+100	338,602	7,940	2.4	12.82	3.9
0	330,662	–	–	12.33	–
-100	345,722	15,060	4.6	12.68	2.8

Based on the above analysis, the Company’s PVE is generally expected to benefit from changes in market interest rates, although such impact is not expected to be significant. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following discloses information regarding the shares of the Company’s common stock repurchased by the Company during the third quarter of 2016, all of which were purchased pursuant to stock repurchase plans authorized by its board of directors.

Period	Shares Purchased	Average Price per Share	Shares Purchased as Part of Announced Plans	Shares Remaining to be Purchased Under Announced Plans
July 2016	–	–	–	970,332
August 2016	–	–	–	970,332
September 2016	–	–	–	970,332
Total/Average	–	–	–

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	November 8, 2016	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	November 8, 2016	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended September 30, 2016

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X